Form 10-Q
period 1997-06-29
STARBUCKS CORP
filed 1997-08-13
CIK 829224

<PAGE 1>
---------------------------------------------------


                     UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

               ----------------------------

                       FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended June 29, 1997

                           OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From ___ to ___


               Commission File Number 0-20322

                -----------------------------

                   STARBUCKS CORPORATION
 (Exact Name of Registrant as Specified in its Charter)


    Washington                                 91-1325671
(State or other Jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)            Identification No.)


    2401 Utah Avenue South, Seattle, Washington   98134
 (Address of Principal Executive Office, including Zip Code)

                     (206) 447-1575
      (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

   YES [X]                                   NO [ ]

As of August 7, 1997, there were 78,830,422 shares of the
registrant's Common Stock outstanding.
---------------------------------------------------------------

<PAGE 2>
                          STARBUCKS CORPORATION


                                   INDEX


                       PART I.  FINANCIAL INFORMATION


                                                            Page No.

Item 1.  Financial Statements. . . . . . . . . . . . . . . . .    3


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .     9



                       PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .   14


Signature. . . . . . . . . . . . . . . . . . . . . . . . . .     14


<PAGE 3>
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STARBUCKS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)
                                Three Months Ended     Nine Months Ended

                               June 29,   June 30,    June 29,   June 30,
                                 1997       1996        1997       1996
                              (13 Weeks) (13 Weeks)  (39 Weeks) (39 Weeks)
--------------------------------------------------------------------------
Net revenues                   $242,190   $176,950    $696,247    $500,095

Cost of sales and related
  occupancy costs               102,625     83,164     317,330     246,619

Store operating expenses         81,577     54,757     220,903     148,993

Other operating expenses          7,159      4,941      21,873      14,516

Depreciation and amortization    13,665      9,454      37,521      25,615

General and administrative
  expenses                       14,186     10,014      40,342      26,373
--------------------------------------------------------------------------

  Operating income               22,978     14,620      58,278      37,979

Interest and other income         2,605      2,829      10,020       7,944

Gain on sale of investment            0          0           0       9,201

Interest expense                 (1,816)    (1,960)     (5,454)     (6,919)
--------------------------------------------------------------------------

  Earnings before income taxes   23,767     15,489      62,844      48,205

Income taxes                      9,151      6,043      24,194      18,802
--------------------------------------------------------------------------

Net earnings                    $14,616     $9,446     $38,650     $29,403
==========================================================================

Net earnings per common and
  common equivalent share -
  primary                         $0.18      $0.12       $0.48      $0.39
=========================================================================

Net earnings per common and
  common equivalent share -
  fully diluted                   $0.18      $0.12       $0.47      $0.38
=========================================================================
Weighted average common and
  common equivalent shares
  outstanding - primary          81,313     78,973      81,302     75,598


Weighted average common and
  common equivalent shares
  outstanding - fully diluted    89,064     80,535      88,941     80,386

                See notes to consolidated financial statements


<PAGE 4>

                            STARBUCKS CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except numbers of shares)
                                              June 29,    September 29,
                                                1997          1996
----------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                  $   90,773     $  126,215
  Short-term investments                         92,032        103,221
  Accounts and notes receivable                  17,605         17,621
  Inventories                                   109,936         83,370
  Prepaid expenses and other
   current assets                                 8,712          6,534
  Deferred income taxes, net                      4,526          2,580
----------------------------------------------------------------------
   Total current assets                         323,584        339,541

Joint ventures and equity investments            25,255          4,401
Property, plant and equipment, net              441,321        369,477
Deposits and other assets                        15,686         13,194
----------------------------------------------------------------------

   Total                                     $  805,846     $  726,613
======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   49,395     $   38,034
  Checks drawn in excess of bank balances        19,890         16,241
  Accrued compensation and related costs         19,725         15,001
  Other accrued expenses                         31,583         29,072
  Income taxes payable                            2,487          2,743
----------------------------------------------------------------------
   Total current liabilities                    123,080        101,091
Deferred income taxes, net                       12,298          7,114
Capital lease and other obligations               1,328          1,728
Convertible subordinated debentures             165,020        165,020

Shareholders' equity:
  Common stock, no par value -- 150,000,000
   shares authorized; 78,654,825 and
   77,583,868 shares, respectively,
   issued and outstanding                       377,732        361,309
  Retained earnings including
   cumulative translation adjustment
   of $(1,435) and $(776), respectively,
   and net unrealized holding gain
   on investments of $92 and $2,046,
   respectively                                 126,388         90,351
----------------------------------------------------------------------

  Total shareholders' equity                    504,120        451,660
----------------------------------------------------------------------

   Total                                    $   805,846    $  726,613
======================================================================

                 See notes to consolidated financial statements

<PAGE 5>

                            STARBUCKS CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                   Nine Months Ended
----------------------------------------------------------------------
                                                 June 29,    June30,
                                                   1997        1996
                                                (39 Weeks)  (39 Weeks)
----------------------------------------------------------------------
Operating activities:
  Net earnings                                  $  38,650   $  29,403
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                 41,874      28,072
     Deferred income taxes, net                     4,461       2,208
     Equity in losses of investees                  3,221       1,166
     Gain on sale of equity investment                  0      (9,201)
  Cash provided (used) by changes in
   operating assets and liabilities:
     Accounts and notes receivable                     13      (4,985)
     Inventories                                  (26,590)     46,697
     Prepaid expenses and other
      current assets                               (2,182)     (1,007)
     Accounts payable                              11,222      (5,038)
     Income taxes payable                            (252)      2,808
     Accrued compensation and
      related costs                                 4,702        (180)
     Other accrued expenses                         2,244       7,152
-----------------------------------------------------------------------
Net cash provided by operating activities          77,363      97,095

Investing activities:
  Purchase of short-term investments             (136,012)   (128,142)
  Maturity of short-term investments              134,265      71,956
  Sale of short-term investments                    9,759       7,711
  Investments in joint ventures and
   equity securities                              (24,075)     (5,690)
  Proceeds from sale of equity investments              0      20,535
  Additions to property, plant
   and equipment                                 (112,247)   (116,471)
  Increase in deposits and other assets            (3,605)       (876)
----------------------------------------------------------------------
Net cash used by investing activities            (131,915)   (150,977)

Financing activities:
  Increase in cash provided by checks
   drawn in excess of bank balances                 3,633      1,904
  Proceeds from sale of convertible
   debentures                                           0    165,020
  Debt issuance costs                                   0     (4,041)
  Proceeds from sale of common stock
   under employee stock purchase plan               1,425      1,241
  Exercise of stock options and warrants            8,989      5,623
  Tax benefit from exercise of non-qualified
   stock options                                    6,009      3,705
  Payments on capital lease obligations              (915)      (266)
  Debt conversion costs                                 0       (285)
----------------------------------------------------------------------
Net cash provided by financing activities          19,141    172,901
----------------------------------------------------------------------

Balance, carried forward                          (35,411)   119,019


                          (Continued on next page)


<PAGE 6>
Balance, brought forward                          (35,411)   119,019
Effect of exchange rate changes
  on cash and cash equivalents                        (31)       (19)
---------------------------------------------------------------------

Net (decrease)/increase in cash and               (35,442)   119,000
  cash equivalents
Cash and cash equivalents:
  Beginning of the period                         126,215     20,944
---------------------------------------------------------------------

  End of the period                              $ 90,773   $139,944
=====================================================================


Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                    $    8,008   $  5,586
   Income taxes                                    14,165      9,960

  Noncash financing and investing transactions:
   Obligation incurred on fixed asset addition        764        763

   Net unrealized holding loss on investments      (1,954)       (66)

   Conversion of convertible debt into common
    stock, net of unamortized issue costs and
    accrued interest                                    0     79,345

               See notes to consolidated financial statements


<PAGE 7>
                     STARBUCKS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 For the 13 Weeks and 39 Weeks Ended June 29, 1997 and June 30, 1996
                            (UNAUDITED)


NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of June 29, 1997 and September 29, 1996 and for the 13-week and 39-week periods ended June 29, 1997 and June 30, 1996 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").
The financial information for the 13-week and 39-week periods ended June 29, 1997 and June 30, 1996 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 29, 1996, is derived from the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders and incorporated by reference into the Company's Annual
Report on Form 10-K, as amended, for the year ended
September 29, 1996, and should be read in conjunction with such financial statements. Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 39-week periods ended June 29, 1997, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September
28, 1997.

NOTE 2.  EARNINGS PER SHARE:

The computation of primary earnings per share is based on the weighted average number of shares outstanding during the period plus dilutive common stock equivalents consisting primarily of certain shares subject to stock options. The computation of fully diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with net income adjusted for the after-tax interest expense and amortization of issuance costs applicable to these debentures. See Note 5 for discussion of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

NOTE 3.  INVENTORIES:

Inventories consist of the following (in thousands):
                                         June 29,    September 29,
                                           1997           1996
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  62,055       $  37,127
  Roasted                                   13,211           9,753
 Other merchandise held for sale            28,697          29,518
 Packaging and other supplies                5,973           6,972
------------------------------------------------------------------

                                         $ 109,936       $  83,370
==================================================================

As of June 29, 1997, the Company had fixed price purchase commitments for green coffee totaling approximately $43.0 million.


<PAGE 8>

NOTE 4.  PROPERTY, PLANT, AND EQUIPMENT:

  Property, plant, and equipment consist of the following
   (in thousands):
                                         June 29,    September 29,
                                           1997           1996
--------------------------------------------------------------------
  Land                                   $   3,602        $  3,602
  Building                                   8,338           8,338
  Leasehold improvements                   328,682         255,567
  Roasting and store equipment             155,499         120,575
  Furniture, fixtures and other             52,071          38,794
------------------------------------------------------------------
                                           548,192         426,876
  Less accumulated depreciation
  and amortization                        (127,923)       (88,003)
------------------------------------------------------------------
                                           420,269         338,873
  Construction in process                   21,052          30,604
------------------------------------------------------------------
                                         $ 441,321       $ 369,477
==================================================================

NOTE 5.  NEW ACCOUNTING STANDARD:

In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 128, "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) and will supersede APB Opinion 15. The new standard modifies the calculation of earnings per share by replacing the computation of "Primary EPS" with "Basic EPS" which excludes the dilutive effect of common stock equivalents. Additionally, the standard replaces "Fully Diluted EPS" with "Diluted EPS." The calculation of common stock equivalents using the treasury stock method is modified under Diluted EPS to always utilize an average share price during the period as compared to the APB Opinion 15 method which utilizes the higher of average or ending stock price. The standard becomes effective for financial statements for both interim and annual periods ending after December
15, 1997. Early application is not permitted; however, an entity is permitted to disclose pro forma EPS computed using this standard in periods prior to required adoption. Based on this new standard, earnings per share for the 13-week and 39-week periods ending June 29, 1997 and June 30, 1996 would be as follows:

Pro forma earnings per share under FAS 128:
                             June 29,       June 30,     June 29,     June 30,
                               1997           1996         1997         1996
                            (13 Weeks)     (13 Weeks)   (39 Weeks)   (39 Weeks)
===============================================================================
 Basic Earnings per share      $ 0.19         $ 0.12       $ 0.50       $ 0.40
===============================================================================
 Diluted Earnings per share    $ 0.18         $ 0.12       $ 0.48       $ 0.39
===============================================================================

<PAGE 9>
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the 39-week period ending June 29, 1997,
Starbucks Corporation ("Starbucks" or the "Company") derived approximately 86% of net revenues from its Company-operated retail stores. The Company's specialty sales operations, which include product sales to and royalties and fees from wholesale customers, licensees and joint ventures, accounted for approximately 11% of net revenues. Direct response operations accounted for the remainder of net revenues.

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal years ending on September 28,
1997 and September 29, 1996 each include 52 weeks.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Some of the following information, including anticipated store openings, planned capital expenditures, and trends in the Company's operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Such statements are based on currently available operating, financial and competitive information and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, availability of financing, the effect of legal proceedings, and other risks detailed herein and in the Company's Securities and Exchange Commission filings, including the Company's Annual Report to Shareholders for the fiscal year ended September 29, 1996.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED JUNE
29, 1997, COMPARED TO THE 13 WEEKS ENDED JUNE 30, 1996

Revenues. Net revenues for the 13 weeks ended June 29, 1997, increased 37% to $242.2 million from $176.9 million for the corresponding period in fiscal 1996.

Retail sales increased 37% to $210.0 million from $153.2 million due to the opening of new retail stores combined with an increase in comparable store sales
(sales from stores open 13 months or longer) of 6% for the period. The increase in comparable store sales resulted from an increase in both the number of transactions and average ticket. The increase in average ticket was primarily the result of sales price increases which the Company effected on its coffee products in the second and third quarter of fiscal 1997 in response to recent increases in the cost of green coffee.

During the 13 weeks ended June 29, 1997, the Company opened 89 stores in continental North America, including stores in the new markets of Albany and Rochester, New York; Fort Lauderdale, Florida;
Charleston, South Carolina; and Cleveland, Ohio.  The
Company ended the period with 1,183 Company-operated stores in continental North America. As Starbucks strives to build overall market share, management anticipates that its expansion strategy of clustering stores in existing markets, as well as increased competition and other factors, may continue to put downward pressure on its comparable store sales growth in future periods.

Specialty sales revenues increased 41% to $27.9 million for the 13 weeks ended June 29, 1997, compared to $19.9 million for the corresponding period in fiscal 1996.
Increased sales to joint ventures, a chain of membership warehouse clubs, multi-unit retailers and licensed concept partners made up the majority of the increase in revenues. During the 13 weeks ended June
29, 1997, licensees (including those in which the Company is a joint venture partner) opened 5 stores in continental North America and 3 stores in the Pacific
Rim. The Company ended the period with 87 licensed stores in continental North America and 11 licensed stores in the Pacific Rim. The Company sells roasted coffee to its joint venture with Pepsi-Cola Company, a division of PepsiCo, Inc. for use in the manufacture of its bottled Frappuccino beverage, and coffee extract to Dreyer's Grand Ice Cream, Inc. for use in the manufacture of Starbucks branded ice cream which is sold by the Company's joint venture with Dreyer's.

Direct response sales increased 11% to $4.3 million for the 13 weeks ended June 29, 1997, compared to $3.9 million for the corresponding period in fiscal 1996.

Cost and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 42.4% for the 13 weeks ended June 29, 1997, from 47.0% for the corresponding fiscal 1996 period. This decrease as a percentage of net revenues was primarily the result of lower green coffee costs and the aforementioned sales price increases. Margins were favorably impacted by these

<PAGE 10>
sales price increases because cost of sales was not yet significantly impacted by the receipt of coffee purchased during the most recent sustained spike in coffee costs. Management believes gross margins in fiscal 1998 may contract somewhat compared to fiscal
1997 as relatively higher priced coffees are reflected in cost of goods sold. Store operating expenses as a percentage of retail sales increased to 38.8% for the 13 weeks ended June 29, 1997, from 35.7% for the corresponding period in fiscal 1996. The 3.1% increase was due primarily to higher advertising expenses and payroll-related costs as a percentage of retail sales.

Other operating expenses (those associated with the Company's specialty sales, international and direct response activities as well as the Company's share of profits and losses of its joint ventures) increased to 3.0% of net revenues for the 13 weeks ended June 29, 1997, from 2.8% for the corresponding period in fiscal
1996. The increase was attributable to increases in the Company's share of joint venture losses, infrastructure build-up supporting international expansion, and costs associated with testing the feasibility of selling whole bean and ground coffee in grocery stores. During the fourth quarter, the Company will begin selling its coffees in grocery stores in the Chicago area. If this test is successful, the Company may pursue broader distribution.

Depreciation and amortization as a percentage of net revenues increased 0.3% to 5.6% for the 13 weeks ended
June 29, 1997. General and administrative expenses as a percentage of net revenues were 5.9% for the 13 weeks ended June 29, 1997, compared to 5.7% for the same period in fiscal 1996. This increase was primarily due to internal computer system upgrade costs and higher travel costs related to research and development and field marketing activities. Lower recruiting, relocation and payroll-related expenses as a percentage of net revenues partially offset these increases.

Interest and other income for the 13 weeks ended June
29, 1997 was $2.6 million compared to $2.8 million for the corresponding period in fiscal 1996. The decrease in interest and other income is due to lower average investment balances partially offset by a favorable rate variance. Interest expense for the 13 weeks ended
June 29, 1997 was $1.8 million compared to $2.0 million for the corresponding period in fiscal 1996. The decrease was due primarily to the conversion of the Company's 4-1/2% Convertible Subordinated Debentures due 2003 to equity during the third quarter of fiscal
1996.

Income Taxes. The Company's effective tax rate for the 13 weeks ended June 29, 1997 was 38.5% compared to 39% for the corresponding period in fiscal 1996. This decrease is due primarily to changes in state tax allocation and apportionment factors as well as tax-saving strategies. Management expects the effective tax rate may increase as the Company expands activities in higher tax jurisdictions.

RESULTS OF OPERATIONS -- FOR THE 39 WEEKS ENDED JUNE
29, 1997, COMPARED TO THE 39 WEEKS ENDED JUNE 30, 1996

Revenues. Net revenues for the 39 weeks ended June 29, 1997, increased 39% to $696.2 million from $500.1 million for the corresponding period in fiscal 1996.

Retail sales increased 39% to $600.4 million from $431.2 million, due to the opening of new retail stores combined with an increase in comparable store sales of 5% for the period. The increase in comparable store sales resulted primarily from an increase in the number of transactions. The sales price increases effected during the second and third quarters were less significant factors in the increased sales. During the 39 weeks ended June 29, 1997, the Company opened 254 stores in continental North America, including stores in the major new markets of Phoenix, Arizona; Miami, Florida; and Detroit, Michigan.

Specialty sales revenues increased 44% to $78.4 million for the 39 weeks ended June 29, 1997, compared to $54.5 million for the corresponding period in fiscal 1996.
Increased sales to joint ventures, a chain of membership warehouse clubs, office coffee distributors, multi-unit retailers and licensed concept partners accounted for the majority of the increase in revenues.
During the 39 weeks ended June 29, 1997, licensees
(including those in which the Company is a joint venture partner) opened 13 stores in continental North
America and 9 stores in the Pacific Rim.

Direct response sales increased 21% to $17.4 million for the 39 weeks ended June 29, 1997, compared to $14.4 million for the corresponding period in fiscal 1996.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 45.6% for the 39 weeks ended June 29, 1997, from 49.3% for the corresponding period in fiscal
1996. This decrease was primarily the result of lower green coffee costs as a percentage of net revenues.

<PAGE 11>
Store operating expenses as a percentage of retail sales increased to 36.8% from 34.5% for the corresponding period in fiscal 1996. The 2.3% of retail sales increase reflects higher payroll-related costs and higher advertising expenses as a percentage of retail sales. Other operating expenses as a percentage of net revenues increased to 3.1% for the 39 weeks ended June 29, 1997, from 2.9% for the corresponding period in fiscal 1996. The increase was attributable primarily to an increase in the Company's share of joint venture losses during the period compared with the same period in fiscal 1996.

Depreciation and amortization as a percentage of net revenues increased 0.3% to 5.4% for the 39 weeks ended
June 29, 1997. General and administrative expenses as a percentage of net revenues were 5.8% for the 39 weeks ended June 29, 1997, compared to 5.3% for the same period in fiscal 1996. This increase as a percentage of net revenues was due primarily to higher payroll-related costs, which were tightly constrained during the corresponding period in fiscal 1996.

Interest and other income for the 39 weeks ended June
29, 1997 was $10.0 million compared to $7.9 million for the corresponding period in 1996. The increase in interest and other income was due primarily to gains on sale of investments, higher interest rates and higher average investment balances. Interest expense for the 39 weeks ended June 29, 1997 was $5.5 million compared to $6.9 million for the corresponding period in fiscal
1996. The decrease was due primarily to the conversion of the Company's 4-1/2% Convertible Subordinated
Debentures due 2003 to equity during the third quarter of fiscal 1996.

Income Taxes. The Company's effective tax rate for the 39 weeks ended June 29, 1997 was 38.5% compared to 39% for the corresponding period in fiscal 1996. This decrease is due primarily to changes in state tax allocation and apportionment factors as well as tax-saving strategies. Management expects the effective tax rate may increase as the Company expands activities in higher tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $182.8 million in total cash and investments and working capital of $200.5 million. Cash provided by operating activities totaled $77.4 million for the first 39 weeks of fiscal
1997 resulting primarily from net earnings before non-cash charges of $88.2 million partially offset by buildup of inventories.

Cash provided from financing activities for the first
39 weeks of fiscal 1997 totaled $19.1 million. The exercise of employee stock options and the related income tax benefit available to the Company upon exercise of these options provided approximately $15.0 million. An increase in checks drawn in excess of bank balances provided an additional $3.6 million.

Cash used by investing activities for the first 39 weeks of fiscal 1997 totaled $131.9 million. This included capital additions to property, plant and equipment of $112.2 million related to opening 254 new
Company-operated stores, purchasing roasting and packaging equipment, remodeling certain existing stores and enhancing existing information systems. The
Company invested excess cash in short-term, investment-grade marketable debt securities.

Future cash requirements, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company also anticipates remodeling certain existing stores and incurring additional expenditures for enhancing its production capacity and information systems. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, management expects capital expenditures for the remainder of fiscal 1997 to be approximately $60 million.

During the first 39 weeks of fiscal 1997, the Company invested $24.1 million in its joint ventures and currently anticipates additional cash requirements of approximately $10 million for its domestic joint ventures and international expansion during the remainder of fiscal 1997. In addition, under the terms of the Company's corporate office lease, the Company has agreed to provide financing to the building owner to be used exclusively for facilities and leasehold development costs to accommodate the Company. During the first 39 weeks of fiscal 1997, the Company provided approximately $3.0 million under this agreement, bringing the total amount outstanding under this agreement to $7.5 million as of June 29, 1997. The maximum amount available under the agreement is $17 million. Any funds advanced by the Company will be repaid with interest over a term not to exceed 20 years.


<PAGE 12>
The Company plans to open at least 350 new stores in continental North America and at least 40 in the Pacific Rim during fiscal 1998. Estimated capital requirements for fiscal 1998 are $170 to $200 million.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses for the remainder of fiscal 1997 and into fiscal 1998. Any new joint ventures, other new business opportunities, or store expansion rates substantially in excess of that presently planned may require additional debt or equity financing.

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK
CONDITIONS
Green coffee commodity prices are subject to substantial price fluctuations, generally as a result of reports of adverse growing conditions in certain coffee-producing countries or other supply-related concerns. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee
Organization and the Association of Coffee Producing
Countries, which have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. In March and May 1997, the Company effected sales price increases on its whole bean coffees and its coffee beverages to mitigate the effects of increases in its costs of supply. During the first nine months of fiscal 1997. worldwide green coffee commodity prices have increased significantly compared to the last several years. If coffee prices remain at their current levels, the Company will continue to incur substantially higher costs for the specialty coffees it purchases. The Company's ability to raise prices in response to rising coffee prices may be limited by competitive pressures if other major specialty coffee retailers do not also raise prices.
The Company's inability to pass through higher coffee prices in the form of higher retail prices for beans and beverages could have a material adverse effect on the Company's earnings. Similarly, rapid sharp decreases in the cost of green coffee could also pressure the Company to lower sales prices before realizing cost reductions in its green coffee inventory.

The Company enters into fixed price purchase commitments in order to secure an adequate supply of quality green coffee and establish firm prices for future periods. As of June 29, 1997, the Company had approximately $43.0 million in fixed price purchase commitments which, together with existing inventory, should provide an adequate supply of green coffee for the remainder of fiscal 1997 and well into fiscal 1998.
Based on relationships established with its suppliers in the past, management believes the risk of non-delivery on such purchase commitments is remote.

In addition to fluctuating coffee prices, the Company's future results of operations and earnings could be significantly impacted by factors such as increased competition within the specialty coffee industry, the Company's ability to find optimal store locations at reasonable lease rates, the increased costs associated with opening and operating retail stores in new markets, the Company's ability to hire, train and retain qualified personnel, and the Company's ability to obtain adequate capital to finance its planned expansion.

Due to the factors noted above, the Company's future earnings and the prices of the Company's securities may be subject to volatility. There can be no assurance that the Company will continue to generate increases in net revenues and net earnings, or growth in comparable store sales. Any variance in the factors noted above, or other areas, from what is expected by investors could have an immediate and adverse effect on the trading price of the Company's securities.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal fluctuations. Significant portions of the Company's net revenues and profits are realized during the first quarter of the Company's fiscal year, which includes the December holiday season. Quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.


In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 128, "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) and will supersede APB Opinion 15. The new standard modifies the calculation of earnings per share by replacing the computation of "Primary EPS"

<PAGE 13>
with "Basic EPS" which excludes the dilutive effect of common stock equivalents. Additionally, the standard replaces "Fully Diluted EPS" with "Diluted EPS." The calculation of common stock equivalents using the treasury stock method is modified under Diluted EPS to always utilize an average share price during the period as compared to the APB Opinion 15 method which utilizes the higher of average or ending stock price. The standard becomes effective for financial statements for both interim and annual periods ending after December
15, 1997. Early application is not permitted; however, an entity is permitted to disclose pro forma EPS computed using this standard in periods prior to required adoption. Based on this new standard, earnings per share for the 13-week and 39-week periods ending June 29, 1997 and June 30, 1996 would be as follows:

Pro forma earnings per share under FAS 128:
                             June 29,     June 30,     June 29,     June 30,
                               1997         1996         1997         1996
                            (13 Weeks)   (13 Weeks)   (39 Weeks)   (39 Weeks)
================================================================================
 Basic Earnings per share    $ 0.19       $ 0.12       $ 0.50       $ 0.40
================================================================================
 Diluted Earnings per share  $ 0.18       $ 0.12       $ 0.48       $ 0.39
================================================================================


<PAGE 14>
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description

            11         Statement re: computation of per share earnings

            27         Financial data schedule

(b)      Forms 8-K:

         No reports on Form 8-K were filed by the Company during the 13-week period ended June 29, 1997.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STARBUCKS CORPORATION




Dated:  August 11, 1997                     By:  /s/ Michael  Casey
                                            ----------------------
                                            Michael Casey
                                            senior vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer



<PAGE 15>

                           STARBUCKS CORPORATION
                           ---------------------
                EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                Three Months Ended     Nine Months Ended

                                June 29,   June 30,   June 29,   June 30,
                                  1997       1996        1997      1996
                               (13 Weeks) (13 Weeks) (39 Weeks) (39 Weeks)
-------------------------------------------------------------------------
NET EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE CALCULATION
-PRIMARY:
 Net earnings                   $ 14,616    $ 9,446   $ 38,650   $ 29,403
=========================================================================

 Weighted average common and
   common equivalent shares calculation-primary:

  Weighted average number of
   common shares outstanding      78,381     75,575     78,077    72,649
  Dilutive effect of outstanding
   common stock options            2,932      3,398      3,225     2,949
-------------------------------------------------------------------------
 Weighted average common and
  common equivalent shares-
   primary                        81,313     78,973     81,302    75,598
=========================================================================

 Net earnings per common and
  common equivalent share
  -primary                        $ 0.18     $ 0.12     $ 0.48    $ 0.39
=========================================================================

NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE CALCULATION
-FULLY DILUTED(1):

Net earnings calculation:
 Net earnings                   $ 14,616    $ 9,446   $ 38,650  $ 29,403
 Add after tax interest
  expense on Debentures            1,075        138      3,225     1,239
 Add after tax amortization
  of issuance costs related
  to the Debentures                   89         14        267        93
-------------------------------------------------------------------------
 Adjusted net earnings          $ 15,780   $  9,598   $ 42,142  $ 30,735
=========================================================================

Weighted average common and
 common equivalent shares calculation-fully diluted:

 Weighted average number of
  common shares outstanding       78,381     75,575     78,077    72,649
  Dilutive effect of outstanding
   common stock options            3,585      3,535      3,766     3,702
  Assuming conversion of
   Convertible Subordinated
   Debentures                      7,098      1,425      7,098     4,035
-------------------------------------------------------------------------
 Weighted average common and
  common equivalent shares
  -fully diluted                  89,064     80,535     88,941    80,386
=========================================================================

 Net earnings per common and
  common equivalent share
  -fully diluted                  $ 0.18     $ 0.12     $ 0.47    $ 0.38
=========================================================================

-------------------
(1) Fully diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted' method, when such securities are dilutive, with income adjusted for the after-tax interest expense and amortization applicable to these debentures.

