Form 10-K
period 1997-10-31
STARBUCKS CORP
filed 1997-12-23
CIK 829224

                              SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC 20549

                                -----------------------------


                                          FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-20322


                              STARBUCKS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                     WASHINGTON                                                      91-1325671
  (State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification Number)


     2401 UTAH AVENUE SOUTH, SEATTLE, WASHINGTON                    98134
       (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's Telephone Number, including Area Code: (206) 447-1575

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ x ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrants Common Stock on December 1, 1997, as reported on the National Market tier of The Nasdaq Stock Market, Inc. was $3,126,611,409.

As of December l, 1997, there were 86,263,599 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants Annual Report to Shareholders for the fiscal year ended September 28, 1997 have been incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 5, 1998 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

        Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the availability of financing, the volatility of interest rates and securities prices, the effect of legal proceedings and other risks detailed herein.


                                     PART I

ITEM 1.  BUSINESS

        General. Starbucks Corporation and its subsidiaries (collectively "Starbucks" or the "Company") purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, a variety of pastries and confections and coffee-related accessories and equipment, primarily through its Company-operated retail stores. In addition to sales through its Company-operated retail stores, Starbucks sells primarily whole bean coffees through a specialty sales group and a direct response business. Starbucks, through its joint venture partnerships, also produces and sells bottled Frappuccino(TM) coffee drink and a line of premium coffee ice creams. The Company's objective is to establish Starbucks as the most recognized and respected brand of coffee in the world. To achieve this goal, the Company plans to continue to rapidly expand its retail operations, grow its specialty sales and direct response businesses, and selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new distribution channels.

        Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with its rigorous coffee standards, Starbucks is vertically integrated, with the Company controlling its coffee purchasing, roasting and distribution through its retail stores. The Company purchases green coffee beans for its many blends and varietals from coffee-producing regions around the world and custom roasts them to its exacting standards. To allow customers to extend the Starbucks experience to their homes, the Company continually works with leading manufacturers to develop innovative and often proprietary coffee-making equipment and accessories.

        Company-Operated Retail Stores. The Company's retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing superior customer service, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. During the fiscal year ended September 28, 1997 ("fiscal 1997"), the Company entered 18 new markets in continental North America, including the major markets of Phoenix, AZ, Detroit, MI and Miami, FL. As of September 28, 1997, Starbucks had 1,270 Company-operated stores in 28 states, the District of Columbia and three Canadian provinces. Company-operated retail stores accounted for approximately 86% of net revenues during fiscal 1997. The Company and its licensees intend to open 350 new stores in continental North America during the fiscal year ended September 27, 1998 ("fiscal 1998") and to have 2,000 locations by the year 2000. The Company intends to use cash flow from operations to finance such growth, supplemented by additional debt or equity financing, if necessary.

        Starbucks stores are typically clustered in high-traffic, high-visibility locations. Because the Company can vary the size and format of its stores, Starbucks stores are located in a variety of settings, including downtown and suburban retail centers, office buildings, supermarket foyers and on university campuses. While the Company selectively locates stores in suburban malls, it focuses on stores that are convenient for pedestrian street traffic.

        All Starbucks stores offer a choice of regular or decaffeinated coffee beverages including a "coffee of the day," a broad selection of Italian-style espresso beverages and distinctively packaged, roasted whole bean coffees.

Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, tea, and coffee-making equipment and accessories. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company's whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, drip coffee makers, espresso machines, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a more limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. During fiscal 1997, the Company's retail sales mix by product type was approximately 63% coffee beverages, 14% whole bean coffees, 16% food items, and 7% coffee-making equipment and accessories.

        Specialty Sales. Starbucks specialty sales operations strive to develop the Starbucks brand outside the retail store environment. The Company's specialty sales operations reach customers as they shop, travel, work and dine through relationships with retailers, airlines, hotels and office supply companies, and numerous fine dining and food service establishments. Through joint ventures, the Company has developed and introduced new products to customers of supermarkets, convenience and drug stores. The Company's specialty sales business also reaches customers through its international operations and new supermarket initiative. During fiscal 1997, specialty sales revenues (which include royalties and fees from licensees as well as sales of products to licensees and joint ventures) accounted for approximately 12% of the Company's net revenues.

        Licensees and Joint Ventures. Although the Company does not generally relinquish operational control of its stores in North America, in situations in which a master concessionaire controls desirable retail space, the Company may consider licensing its operations. As part of such arrangements, Starbucks receives license fees and royalties and sells coffee for resale in the licensed locations. Employees working in the licensed locations must follow Starbucks detailed store-operating procedures and attend the same core training classes given to Starbucks store managers and employees. As of September 28, 1997, the Company had 94 licensee-operated stores in continental North America.

        In addition to its relationships with licensees, the Company has entered into joint ventures with the Pepsi-Cola Company, a division of PepsiCo, Inc. ("Pepsi"), and Dreyer's Grand Ice Cream, Inc. ("Dreyer's"). The joint venture with Pepsi, The North American Coffee Partnership, was formed in fiscal 1994 to develop and distribute ready-to-drink coffee-based products. In May 1996, The North American Coffee Partnership introduced bottled Frappuccino coffee drink in selected supermarkets and other retail points of distribution throughout the west coast of the United States. In mid-1997, the joint venture began to distribute Frappuccino to additional supermarkets, convenience and drug stores on the west coast as well as key cities in the midwest and northeast United States. The Company's joint venture with Dreyer's was formed in early fiscal 1996 to develop and distribute Starbucks premium coffee ice creams. During fiscal 1997, the Company expanded the product line produced and distributed through the joint venture from six flavors of ice cream to eight flavors of ice cream and two novelty products, including two low-fat ice creams and a low-fat blended coffee bar. (See Note 5 to the Company's consolidated financial statements, "Joint Ventures and Other Investments," incorporated by reference to the Company's 1997 Annual Report to Shareholders in Item 8 of this Form 10-K.)

        International. Starbucks considers locations outside of continental North America to be part of its international operations. In fiscal 1995 and 1996, the Company entered into agreements to develop Starbucks stores in Japan, Hawaii and Singapore. By the end of fiscal 1997, ten Starbucks stores were operating in Japan, four were operating in Hawaii and three were operating in Singapore. During fiscal 1997, the Company continued its international expansion by entering into an agreement with Rustan Coffee Corporation, a part of the Rustan Group, to develop Starbucks retail business in the Philippines. The first store opened in December 1997 and two additional stores are expected to open by the end of fiscal 1998. The Company also continued its expansion into the Pacific Rim by entering into agreements with President Chain Store and ESCO (a subsidiary of Shinsegae Department Store Co., Ltd.) to develop Starbucks retail stores in Taiwan and the Republic of Korea, respectively.

        Supermarket Test. Late in fiscal 1997, Starbucks initiated a major supermarket test of its whole bean and ground coffees in the greater Chicago, Illinois area. The Chicago test follows a more limited test conducted in early 1997 in Portland, Oregon and encompasses approximately 500 grocery stores. The Company is offering five new caffeinated blends and one new decaffeinated blend in both whole bean and ground form. The packaging and merchandising of the new blends has been designed to be distinctive and eye-catching on the supermarket aisle. The

Company is conducting the test to gauge both consumer response and the effects of potential cannibalization of its retail business and is planning to extend the supermarket test to an additional market by mid-1998.

        Direct Response. The Company's direct response operations ensure that fresh Starbucks coffee and products are conveniently available via mail order and on-line. Starbucks publishes and distributes a mail order catalog that offers its coffees, certain food items and select coffee-making equipment and accessories. The Company also operates a standing order coffee delivery service and an electronic store on America Online that allows customers to order their favorite coffee and products on-line. Starbucks ships products to customers located in all 50 states and in many foreign countries. Direct response sales accounted for approximately 2% of the Company's net revenues in fiscal 1997. Management believes that the Company's direct response operations support its retail store expansion into new markets and reinforce brand recognition in existing markets.

        Product Supply. Coffee is the world's second largest traded commodity and its supply and price are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization and the Association of Coffee Producing Countries, which have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

        The Company depends upon its direct contacts with exporters in countries of origin and outside brokers for its supply of green coffee. To secure an adequate supply and to fix costs for future periods, the Company routinely enters into fixed price purchase commitments for future deliveries of coffee with such exporters and brokers. As of September 28, 1997, the Company had approximately $54 million in fixed price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee well into fiscal 1998. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote. In addition, the Company may from time to time purchase and sell coffee futures contracts to provide additional price protection. There can be no assurance that these activities will successfully protect the Company against the risks of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities. The Company did not purchase or sell any futures contracts in fiscal 1997.

        Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Specialty foods, such as fresh pastries and lunch items, are generally purchased from local sources based on quality and price. Coffee-making equipment, such as drip and french press coffee makers, espresso machines and coffee grinders, are generally purchased directly from their manufacturers for resale. Coffee-related accessories, including items bearing the Company's logos and trademarks, are produced and distributed through contracts with a number of different vendors.

        Competition. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. The Company's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts, and stores. Both the Company's whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience, and, to a lesser extent, on price.

        Management believes that supermarkets pose the greatest competitive challenge in the whole bean coffee market, in part because supermarkets offer customers the convenience of not having to make a separate trip to a specialty coffee store. A number of nationwide coffee manufacturers, such as Kraft Foods, Inc., The Procter & Gamble Company, and Nestle USA, Inc., are distributing premium coffee products in supermarkets that may serve as substitutes for the Company's coffees. Regional specialty coffee companies also sell whole bean coffees in supermarkets.

        In addition to the competition generated by supermarket sales of coffee, Starbucks competes for whole bean coffee sales with franchise operators and independent specialty coffee stores. In virtually every major metropolitan area where Starbucks operates and expects to expand, there are local or regional competitors with substantial market presence in the specialty coffee business.

        The Company's primary competitors for coffee beverage sales are restaurants, shops, and street carts. In almost all markets in which the Company does business there has been a significant increase in competition in the specialty coffee beverage business and management expects this trend to continue. Although competition in the beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources than the Company could enter this market at any time and compete directly against the Company.

        In addition to the competition for whole bean coffee and coffee beverage retail sales, the Company faces intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that Starbucks will be able to continue to secure adequate sites at acceptable rent levels or that the Company will be able to attract a sufficient number of qualified workers. Starbucks specialty sales and direct response businesses also face significant competition from established wholesale and mail order suppliers, some of whom have greater financial and marketing resources than the Company.

        Patents, Trademarks and Copyrights. The Company owns and/or has applied to register numerous trademarks and service marks in the United States, Canada and in more than eighty additional countries throughout the world. Rights to the trademarks and service marks in the United States are held by Starbucks U.S. Brands Corporation, a wholly-owned subsidiary of the Company, and are used by the Company under license. One of the Company's subsidiaries, The Coffee Connection, Inc. ("The Coffee Connection"), also owns a number of trademarks and service marks in the United States, Canada and elsewhere, including registrations for "The Coffee Connection" name and logo. Some of the Company's trademarks, including "Starbucks," the Starbucks logo and "Frappuccino," are of material importance to the Company. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use.

        The Company also owns numerous copyrights for its product packaging, promotional materials, in-store graphics and training materials, among other things. The Company also holds patents on certain products and systems. While valuable, individual copyrights and patents currently held by the Company are not viewed as material to the Company's business.

        Research and Development. The Company's Research and Development department is comprised of chemists, engineers, food scientists and technicians responsible for the formulation and technical development of new food, beverage and equipment products. The department has played a major role in the development of bottled Frappuccino and coffee ice cream products, as well as the development of a home espresso machine with a new portafilter system that accommodates both ground coffee and espresso filter packs ("pods"). The Company spent approximately $2.6 million during fiscal 1997 on technical research and development activities, in addition to customary product testing and development in all areas of the Company's business.

        Seasonality and Quarterly Results. The Company's business is subject to seasonal fluctuations. Significant portions of the Company's net revenues and profits are realized during the first quarter of the Company's fiscal year that includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

        Employees. As of September 28, 1997, the Company employed approximately 25,000 individuals, approximately 22,000 in retail stores and regional offices and the remainder in the Company's administrative, sales, real estate, direct response, roasting, and warehousing operations. At fiscal year end, ten of the Company's stores (out of a total of 1,270 Company-operated stores in continental North America) were unionized. In July 1997,

Starbucks and the Canadian Auto Workers Union entered into a labor agreement governing such stores that extends for two years. The Company believes that its current relations with its employees are excellent.


ITEM 2.  PROPERTIES

        Starbucks currently operates three roasting and distribution facilities
- two in the Seattle, Washington area, and one in East Manchester Township, York County, Pennsylvania. In the Seattle area, the Company leases approximately 92,000 square feet in one building pursuant to a lease extendable through 2009 (the "Seattle Plant"), owns an additional roasting plant and distribution facility of approximately 305,000 square feet located in Kent, Washington, and leases a warehouse facility of approximately 156,000 square feet in Kent, Washington. The Company has a lease agreement with York County Industrial Development Corporation for a roasting and distribution facility (the "York Plant"), providing for approximately 365,000 square feet initially. The lease has a 15-year term and the Company has an option to purchase the land and building within five years of the date of occupancy. Such option to purchase also provides that the Company may purchase, within seven years of occupancy, additional land adjacent to the York Plant that would expand it to 1,000,000 square feet. The Company is party to a letter of intent and a commitment letter which provide that in the event that the Company exercises its option to purchase the York Plant, the Company will have the right to assume loans incurred in connection with its development. The Company has determined that it no longer needs its much-smaller roasting plant located in Boston (which formerly operated as the roasting plant for The Coffee Connection) and has sublet it to a third party. The lease on this facility runs through 2002.

        The Company also leases approximately 350,000 square feet of a building located in Seattle, Washington for administrative offices and has options to lease approximately 250,000 additional square feet in such building. The Company owns 2.36 acres (102,800 square feet) of undeveloped land near its administrative offices and adjacent to the Seattle Plant, which is currently used for parking.

        As of September 28, 1997, Starbucks operated a total of 1,270 retail stores. All Starbucks stores are located in leased premises. The Company also leases space in approximately 50 additional locations for regional, district and other administrative offices, training facilities and storage, not including spaces within retail stores used for such purposes and certain seasonal retail storage locations.


ITEM 3.  LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                           PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The information required by this item is incorporated herein by reference to the section entitled "Shareholder Information" in the Company's 1997 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" in the Company's 1997 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to the section entitled "Financial Risk Management" in the Company's 1997 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company's 1997 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the sections entitled " Proposal 1 - Election of Directors" and "Executive Compensation Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 5, 1998 (the "Proxy Statement"). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

        The executive officers of the Company, each of whom serves a one-year term and until his or her successor is elected and qualified, are as follows:


      Name                  Age                   Position                 Executive Officer Since
      ----                  ---                   --------                 -----------------------
      Howard Schultz        44     chairman of the board and chief                1985
                                   executive officer

      Orin Smith            55     director, president and chief                  1990
                                   operating officer

      Howard Behar          53     director and president, Starbucks              1989
                                   Coffee International, Inc.

      John Richards         49     president, Retail, North America               1997

      Michael Casey         52     executive vice president, chief                1995
                                   financial  officer and chief
                                   administrative officer

      E. R. (Ted) Garcia    50     executive vice president, Supply Chain         1995
                                   Operations

      Deidra Wager          42     executive vice president, Retail               1993
                                   Marketing and Operations Services

      James Alling          36     senior vice president, Grocery                 1997

      Scott Bedbury         40     senior vice president, Brand                   1995
                                   Development

      Bruce Craig           55     senior vice president, Retail Field            1997
                                   Operations

      Vincent Eades         38     senior vice president, Specialty Sales         1995
                                   and Marketing

      Sharon E. Elliott     46     senior vice president, Human Resources         1994

      Deborah Gillotti      40     senior vice president and chief                1997
                                   information officer

      Wanda Herndon         45     senior vice president, Communications          1996
                                   and Public Affairs

      Shelley B. Lanza      41     senior vice president, Law and                 1995
                                   Corporate Affairs and general counsel

      Judy Meleliat         40     senior vice president, Marketing               1997

      David M. Olsen        51     senior vice president                          1991

      Arthur I.             44     senior vice president, Store                   1992
      Rubinfeld                    Development

      Don Valencia          45     senior vice president, Research and            1997
                                   Development


      Mary Williams         48     senior vice president, Coffee                  1997

        HOWARD SCHULTZ is the founder of the Company and has been chairman of the board and chief executive officer since its inception in 1985. From 1985 to June 1994, Mr. Schultz was also the Company's president. From September 1982 to December 1985, Mr. Schultz was the director of Retail Operations and Marketing for Starbucks Coffee Company, a predecessor to the Company; and from January 1986 to July 1987, he was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company.

        ORIN SMITH joined the Company in 1990 and has served as president and chief operating officer of the Company since June 1994. Prior to June 1994, Mr. Smith served as the Company's vice president and chief financial officer and later, as its executive vice president and chief financial officer.

        HOWARD BEHAR joined the Company in 1989 and has served as president of Starbucks Coffee International, Inc. since June 1994. From February 1993 to June 1994, Mr. Behar served as the Company's executive vice president, Sales and Operations. From February 1991 to February 1993, Mr. Behar served as senior vice president, Retail Operations of the Company and from August 1989 to January 1991, he served as the Company's vice president, Retail Stores.

        JOHN RICHARDS joined the Company in September 1997 as president, Retail, North America. Prior to joining the Company, Mr. Richards served as the Executive Vice President of Four Seasons Hotels and Resorts for 10 years. Prior to that time Mr. Richards held various positions with McKinsey & Company and Procter & Gamble.

        MICHAEL CASEY joined Starbucks in August 1995 as senior vice president and chief financial officer and was promoted to executive vice president, chief financial officer and chief administrative officer in September 1997. Prior to joining Starbucks, Mr. Casey served as executive vice president and chief financial officer of Family Restaurants, Inc. from its inception in 1986. During his tenure there, he also served as a director from 1986 to 1993, and as president and chief executive officer of its El Torito Restaurants, Inc. subsidiary from 1988 to 1993.

        E. R. (TED) GARCIA joined Starbucks in April 1995 as senior vice president, Supply Chain Operations and was promoted to executive vice president, Supply Chain Operations in September 1997. From May 1993 to April 1995, Mr. Garcia was an executive for Gemini Consulting. From January 1990 until May 1993, he was the vice president of Operations Strategy for Grand Metropolitan PLC, Food Sector.

        DEIDRA WAGER joined Starbucks in 1992 and served as the Company's senior vice president, Retail Operations from August 1993 to September 1997 when she was promoted to executive vice president, Retail Marketing and Operations Services. From September 1992 to August 1993, Ms. Wager served as the Company's vice president, Operation Services. From March 1992 to September 1992, she was the Company's California regional manager. From September 1988 to March 1992, Ms. Wager held several operations positions with Taco Bell(R), Inc., including having served as its director of operations systems development.

        JAMES ALLING joined Starbucks in September 1997 as senior vice president, Grocery. From 1985 to 1997, Mr. Alling held several marketing and general management positions for Nestle, U.S.A., including serving as the vice president and general manager of the ground coffee division.

        SCOTT BEDBURY joined Starbucks in June 1995 as senior vice president, Marketing and became the senior vice president, Brand Development in November 1997. From November 1987 to October 1994, Mr. Bedbury held the position of worldwide director of advertising for Nike, Inc. Prior to joining Nike, Inc., Mr. Bedbury was vice president for Cole and Weber Advertising in Seattle, Washington, which is an affiliate of Ogilvy and Mather.

        BRUCE CRAIG joined Starbucks in October 1992 and served as regional and then zone vice president for the Southwest. In September 1997, Mr. Craig was promoted to the position of senior vice president, Retail Field Operations. Prior to joining Starbucks, Mr. Craig served for 21 years with Burger King Corp. in various positions, including executive vice president/division manager and as an owner/operator.

        VINCENT EADES joined Starbucks in April 1995 as senior vice president, Specialty Sales and Marketing. From February 1993 to April 1995, Mr. Eades served as a regional sales manager for Hallmark Cards, Inc. From August 1989 to February 1993, Mr. Eades was general manager of the Christmas Celebrations business unit at Hallmark Cards, Inc.

        SHARON E. ELLIOTT joined Starbucks in 1994 as senior vice president, Human Resources. From September 1993 to June 1994, Ms. Elliott served as the corporate director, staffing and development of Allied Signal Corporation. From July 1987 to August 1993, she held several human resources management positions with Bristol-Myers Squibb, including serving as the director of human resources--corporate staff.

        DEBORAH J. GILLOTTI joined Starbucks in February 1997 as senior vice president and chief information officer. Prior to joining Starbucks, Ms. Gillotti served as vice president, Corporate MIS for Duracell International, Inc. (now a division of the Gillette Company). She also held several management positions for KPMG Peat Marwick Management Consulting from 1989 to 1993.

        WANDA HERNDON, joined Starbucks in July 1995 as vice president, Communications and Public Affairs and was promoted to senior vice president, Communication and Public Affairs in November 1996. From February 1990 to June 1995, Ms. Herndon held several communications management positions at DuPont. From November 1978 to February 1990, Ms. Herndon held several public affairs and marketing communications positions for Dow Chemical Company.

        SHELLEY B. LANZA joined Starbucks in June 1995 as senior vice president, Law and Corporate Affairs and general counsel. From 1986 to 1995, Ms. Lanza served as vice president and general counsel of Honda of America Manufacturing, Inc. From 1982 to 1986, Ms. Lanza practiced law at the law firm of Vorys, Sater, Seymour and Pease in Columbus, Ohio.

        JUDY MELELIAT joined Starbucks in October 1997 as vice president, Marketing Operations and was promoted to senior vice president, Marketing in November 1997. Prior to joining Starbucks, Ms. Meleliat was vice president of Marketing for InfoAccess. From September 1995 to June 1996, she served at Edmark Corporation as the vice president of Sales for the Education Channel. From September 1987 to September 1995, Ms. Meleliat held several executive management positions at Egghead Software.

        DAVID M. OLSEN joined Starbucks in 1986 and served as the Company's senior vice president, Coffee from September 1991 to October 1997. From November 1987 to September 1991, Mr. Olsen served as vice president, Coffee, and from February 1986 to November 1987, he served as the Company's director of training.

        ARTHUR I. RUBINFELD joined the Company in 1992 as senior vice president, Real Estate. From April 1986 to May 1992, Mr. Rubinfeld served as a managing partner of Epsteen & Associates, a commercial real estate company.

        DON VALENCIA joined Starbucks in November 1993 as vice president, Research and Development and was promoted to senior vice president, Research and Development in October 1997. From 1980 to 1993, Mr. Valencia was president of Immuno Concepts, Incorporated, a biomedical company.

        MARY WILLIAMS joined Starbucks in March 1993 as vice president, Green Coffee and was promoted to senior vice president, Coffee in October 1997. From May 1988 to March 1993, Ms. Williams served as president of Klein Bros. International, Coffee Division.

        There are no family relationships between any directors or executive officers of the Company.


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the section entitled "Executive Compensation - Certain Transactions" in the Company's Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Annual Report on Form l0-K:

           1.Financial Statements.

               The following financial statements incorporated by reference to the Company's 1997 Annual Report to Shareholders in Part II, Item 8:

           Consolidated Balance Sheets as of September 28, 1997 and September 29, 1996;

           Consolidated Statements of Earnings for the fiscal years ending September 28, 1997, September 29, 1996 and October 1, 1995; Consolidated Statements of Cash Flows for the fiscal years ending September 28, 1997, September 29, 1996 and October 1, 1995; Consolidated Statements of Shareholders' Equity for the fiscal years ending September 28, 1997, September 29, 1996 and October 1, 1995;

           Notes to Consolidated Financial Statements.

           2.Financial Statement Schedules.

               Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 14(a)(1) above.

           3.Exhibits.

               The Exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.


        Exhibit No.   Description

           3.1 Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit
                      3. 1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

           3.1.1 Amendment dated November 22, 1995 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

           3.1.2 Amendment dated March 18, 1996 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the SEC on May 15, 1996)

           3.2 Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

           4.1 Indenture, dated as of October 24, 1995, between Starbucks Corporation and First Interstate Bank of Washington, N.A., as Trustee (incorporated herein by reference to Exhibit
                      4.3 to the Company's Form l0-K for the fiscal year ended October 1, 1995, filed with the SEC on December 28, 1995)

           4.2        Form of Debenture relating to the Indenture described in
                      Exhibit 4.1 hereto (incorporated herein by reference to
                      Exhibit 4.4 to the Company's Form l0-K for the fiscal year ended October 1, 1995, filed with the SEC on December 28,
                      1995)

           10.1 Starbucks Corporation Key Employee Stock Option Plan--1994 (incorporated herein by reference to Appendix A to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

           10.1.1 Starbucks Corporation Key Employee Stock Option Plan-- 1994, as amended (incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on December 26, 1996)*

           10.2 Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended (incorporated herein by reference to Appendix B to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

           10.2.1 Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.2.1 to the Company's Form 10-K for the fiscal year ended on September 29, 1996, filed with the SEC on December 26, 1996)*

           10.3 Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement No. 33-52528 on Form S-8, filed with the SEC on September 28, 1992)*

           10.3.1 Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on December 26, 1996)*

           10.4 Starbucks Corporation Employee Stock Purchase Plan --1995 (incorporated herein by reference to Appendix C to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

           10.5 Industrial Lease, dated March 31, 1989, between Starbucks Corporation and the City of Seattle (successor in interest to David A. Sabey and Sandra L. Sabey) (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-47951 on Form S-1, filed with the SEC on May 15, 1992)

           10.6 Office Lease, dated as of July 15, 1993, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the Fiscal Year ended October 3, 1993, filed with the SEC on December 30, 1993)

           10.6.1 Second Amendment to Office Lease, dated as of January 1, 1995, between First & Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to the Company's Registration Statement No. 33-93974 on Form S-3, filed with the SEC on June 27, 1995)

           10.6.2 Third Amendment to Office Lease, dated as of September 30, 1995, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended October l, 1995, filed with the SEC on December 28, 1995)

           10.7 Development Agreement, dated as of February 11, 1994, between Starbucks Corporation and Host International, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

           10.8 Special Warranty Deed, dated March 7, 1994, between Kent North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

           10.9 Joint Venture and Partnership Agreement, dated August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)

           10.10 Lease, dated August 22, 1994, between York County Industrial Development Corporation and Starbucks Corporation (incorporated herein by reference to Exhibit l0 to the Company's Form 10-Q for the Quarterly Period Ended July 2, 1995, filed with the SEC on August 15, 1995)

           10.11 Starbucks Corporation Amended and Restated Consulting/Employment Agreement with Jeffrey H. Brotman, dated as of January 14, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the Fiscal Year ended October l, 1995, filed with the SEC on December 28, 1995)*

           10.12 Protective Covenants Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

           10.13 Merger Agreement among Noah's New York Bagels, Inc. Shareholders and Certain Optionholders of Noah's New York Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation, dated January 22, 1996 (incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

           10.13.1 Amendment dated February l, 1996, to Merger Agreement among Noah's New York Bagels, Inc., Shareholders and Certain Optionholders of Noah's New York Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation dated January 22, 1996 (incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

           10.14 Master Licensing Agreement between the Company and ARAMARK Food and Services Group, Inc. dated as of January 30, 1996, as amended and restated May 7, 1996 (incorporated herein by reference to Exhibit 10.23 to the Company's Form l0-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

           11          Computation of Per Share Earnings

           12          Ratio of Earnings to Fixed Charges

           13          Portions of the 1997 Annual Report to Shareholders

           21          Subsidiaries of the Registrant

           23          Independent Auditors' Consent

           27          Financial Data Schedule



------------------------
    * Management contract or compensatory plan or arrangement.


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 28, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STARBUCKS CORPORATION


                                        By: /s/ Howard Schultz
                                            ----------------------------------
                                            Howard Schultz
                                            chairman of the Board of Directors
                                            and chief executive officer

December 19, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                        Date
---------                   -----                                        ----
  /s/ Howard  Schultz       chairman of the Board of Directors           December 19, 1997
--------------------------  and chief executive officer
      Howard Schultz


    /s/ Orin C. Smith       director, president and chief operating      December 16, 1997
--------------------------  officer
        Orin C. Smith


    /s/ Howard Behar        director, president of Starbucks Coffee      December 19, 1997
--------------------------  International, Inc.
        Howard Behar


    /s/ Michael Casey       executive vice president, chief financial    December 19, 1997
-------------------------   officer and chief administrative officer
        Michael Casey       (principal financial officer and principal
                            accounting officer)

    /s/ Barbara Bass        director                                     December 15, 1997
--------------------------
        Barbara Bass

    /s/ Jeffrey H. Brotman  director                                     December 22, 1997
--------------------------
        Jeffrey H. Brotman

    /s/ Craig J. Foley      director                                     December 16, 1997
--------------------------
        Craig J. Foley

    /s/ Arlen I. Prentice   director                                     December 15, 1997
--------------------------
        Arlen I. Prentice

  /s/ James G. Shennan, Jr. director                                     December 12, 1997
--------------------------
      James G. Shennan, Jr.

                                  EXHIBIT INDEX

Exhibit No.  Description                                              Page No.

3.1 Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

3.1.1 Amendment dated November 22, 1995 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

3.1.2 Amendment dated March 18, 1996 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the SEC on May 15, 1996)

3.2          Amended and Restated Bylaws of Starbucks Corporation
             (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

4.1 Indenture, dated as of October 24, 1995, between Starbucks Corporation and First Interstate Bank of Washington, N.A., as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form l0-K for the fiscal year ended October 1, 1995, filed with the SEC on December 28, 1995)

4.2          Form of Debenture relating to the Indenture described in
             Exhibit 4.1 hereto (incorporated herein by reference to
             Exhibit 4.4 to the Company's Form l0-K for the fiscal year ended October 1, 1995, filed with the SEC on December 28,
             1995)

10.1 Starbucks Corporation Key Employee Stock Option Plan--1994 (incorporated herein by reference to Appendix A to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

10.1.1 Starbucks Corporation Key Employee Stock Option Plan-- 1994, as amended (incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on December 26, 1996)*

10.2 Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended (incorporated herein by reference to Appendix B to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

10.2.1 Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.2.1 to the Company's Form 10-K for the fiscal year ended on September 29, 1996, filed with the SEC on December 26, 1996)*

10.3 Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement No. 33-52528 on Form S-8, filed with the SEC on September 28, 1992)*

10.3.1 Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on December 26, 1996)*

10.4 Starbucks Corporation Employee Stock Purchase Plan --1995 (incorporated herein by reference to Appendix C to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

10.5 Industrial Lease, dated March 31, 1989, between Starbucks Corporation and the City of Seattle (successor in interest to David A. Sabey and Sandra L. Sabey) (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-47951 on Form S-1, filed with the SEC on May 15, 1992)

10.6 Office Lease, dated as of July 15, 1993, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the Fiscal Year ended October 3, 1993, filed with the SEC on December 30, 1993)

10.6.1 Second Amendment to Office Lease, dated as of January 1, 1995, between First & Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to the Company's Registration Statement No. 33-93974 on Form 5-3, filed with the SEC on June 27, 1995)

10.6.2 Third Amendment to Office Lease, dated as of September 30, 1995, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to
             Exhibit 10.19 to the Company's Form 10-K for the Fiscal Year ended October l, 1995, filed with the SEC on December 28,
             1995)

10.7 Development Agreement, dated as of February 11, 1994, between Starbucks Corporation and Host International, Inc.
             (incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

10.8 Special Warranty Deed, dated March 7, 1994, between Kent North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

10.9 Joint Venture and Partnership Agreement, dated August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)

10.10 Lease, dated August 22, 1994, between York County Industrial Development Corporation and Starbucks Corporation
             (incorporated herein by reference to Exhibit l0 to the Company's Form 10-Q for the Quarterly Period Ended July 2, 1995, filed with the SEC on August 15, 1995)

10.11 Starbucks Corporation Amended and Restated Consulting/Employment Agreement with Jeffrey H. Brotman, dated as of January 14, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the Fiscal Year ended October l, 1995, filed with the SEC on December 28,
             1995)*

10.12 Protective Covenants Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc.
             (incorporated herein by reference to the Company's
             Registration Statement No. 33-91780 on Form 5-3, filed with the SEC on April 28, 1995)

10.13        Merger Agreement among Noah's New York Bagels, Inc.
             Shareholders and Certain Optionholders of Noah's New York Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation, dated January 22, 1996 (incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.13.1 Amendment dated February l, 1996, to Merger Agreement among Noah's New York Bagels, Inc., Shareholders and Certain Optionholders of Noah's New York

             Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation dated January 22, 1996 (incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.14 Master Licensing Agreement between the Company and ARAMARK Food and Services Group, Inc. dated as of January 30, 1996, as amended and restated May 7, 1996 (incorporated herein by reference to Exhibit 10.23 to the Company's Form l0-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

11           Computation of Per Share Earnings                             E-4

12           Ratio of Earnings to Fixed Charges                            E-5

13           Portions of the 1997 Annual Report to Shareholders            E-6

21           Subsidiaries of the Registrant                                E-34

23           Independent Auditors' Consent                                 E-35

27           Financial Data Schedule                                       E-36


-------------
    * Management contract or compensatory plan or arrangement.