Form 10-Q
period 1997-12-28
STARBUCKS CORP
filed 1998-02-11
CIK 829224

----------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ----------------------------

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 28, 1997

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

            YES [X]                                          NO [ ]

As of February 1, 1998, there were 86,577,836 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                             STARBUCKS CORPORATION

                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                             Page No.

Item 1.  Financial Statements.................................    3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......    9
Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk .................................   12

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................   13
Item 6.  Exhibits and Reports on Form 8-K.....................   13

Signature.....................................................   13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             STARBUCKS CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except earnings per share)

                                                              Three Months Ended

                                                           December 28,  December 29,
                                                               1997          1996
                                                            (13 Weeks)    (13 Weeks)
-------------------------------------------------------------------------------------
Net revenues                                                 $316,952      $239,142
Cost of sales and related occupancy costs                     143,744       115,559
Store operating expenses                                       95,602        70,101
Other operating expenses                                        9,531         7,779
Depreciation and amortization                                  15,773        11,476
General and administrative expenses                            17,783        12,920
-------------------------------------------------------------------------------------
  Operating income                                             34,519        21,307
Interest and other income                                       2,157         3,895
Interest expense                                                 (734)       (1,804)
-------------------------------------------------------------------------------------
  Earnings before income taxes                                 35,942        23,398
Income taxes                                                   13,838         9,008
-------------------------------------------------------------------------------------
Net earnings                                                 $ 22,104      $ 14,390
=====================================================================================
Net earnings per common share - basic                        $   0.26      $   0.19
=====================================================================================
Net earnings per common and common equivalent share -
  diluted                                                    $   0.25      $   0.18
=====================================================================================
Weighted average common shares outstanding - basic             84,018        77,725
Weighted average common and common equivalent shares
  outstanding - diluted                                        89,825        88,439

                See notes to consolidated financial statements

                             STARBUCKS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except numbers of shares)

                                                        December 28,   September 28,
                                                            1997            1997
------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                               $104,350       $ 70,126
  Short-term investments                                    76,927         83,504
  Accounts and notes receivable                             34,076         30,524
  Inventories                                              115,281        119,526
  Prepaid expenses and other current assets                  9,395          8,763
  Deferred income taxes, net                                 6,483          4,164
------------------------------------------------------------------------------------
   Total current assets                                    346,512        316,607

Joint ventures and other investments                        35,364         34,464
Property, plant and equipment, net                         510,365        483,259
Deposits and other assets                                   13,551         16,342
------------------------------------------------------------------------------------
   Total                                                  $905,792       $850,672
====================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 54,213       $ 46,324
  Checks drawn in excess of bank balances                   32,738         25,807
  Accrued compensation and related costs                    27,226         25,894
  Accrued interest payable                                       0          2,927
  Accrued occupancy costs                                   14,022         12,184
  Other accrued expenses                                    41,241         25,893
------------------------------------------------------------------------------------
   Total current liabilities                               169,440        139,029

Deferred income taxes, net                                  14,912         12,784
Capital lease obligations                                    1,656          2,009
Convertible subordinated debentures                              0        165,020

Shareholders' equity:
  Common stock, no par value -- 150,000,000 shares
   authorized; 86,392,091 and 79,058,754 shares,
   respectively, issued and outstanding                    554,337        386,877
Retained earnings, including cumulative translation
   adjustment of $(2,865) and $(1,603), respectively,
   and net unrealized holding (loss) gain on
   investments of $(285) and $63, respectively             165,447        144,953
------------------------------------------------------------------------------------
Total shareholders' equity                                 719,784        531,830
------------------------------------------------------------------------------------
 Total                                                    $905,792       $850,672
====================================================================================

                See notes to consolidated financial statements

                             STARBUCKS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                         Three Months Ended
----------------------------------------------------------------------------------
                                                     December 28,     December 29,
                                                         1997             1996
                                                      (13 Weeks)       (13 Weeks)
----------------------------------------------------------------------------------
Operating activities:
  Net earnings                                         $ 22,104         $ 14,390
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                       17,486           12,503
     Deferred income taxes, net                              28            1,159
     Equity in losses of investees                           45            1,318
Cash provided (used) by changes in operating
 assets and liabilities:
     Accounts and notes receivable                       (3,559)            (733)
     Inventories                                          4,201           19,976
     Prepaid expenses and other current assets             (640)            (362)
     Accounts payable                                     7,599           (8,104)
     Income taxes payable                                 9,905            3,860
     Accrued compensation and related costs               1,292              755
     Accrued occupancy costs                              1,838            1,280
     Accrued interest payable                            (2,927)          (1,792)
     Other accrued expenses                               5,601            2,413
----------------------------------------------------------------------------------
Net cash provided by operating activities                62,973           46,663

Investing activities:
  Purchase of investments                               (22,698)         (51,442)
  Maturity of investments                                28,740              882
  Sale of investments                                     4,150           31,700
  Investments in joint ventures and equity securities    (6,131)             (35)
  Distributions from joint venture                        1,000                0
  Additions to property, plant and equipment            (45,050)         (36,766)
  Additions to deposits and other assets                   (380)          (1,578)
----------------------------------------------------------------------------------
Net cash used by investing activities                   (40,369)         (57,239)

Financing activities:
  Increase in cash provided by checks drawn in excess
   of bank balances                                       6,898            6,823
  Proceeds from sale of common stock under employee
   stock purchase plan                                      879              684
  Exercise of stock options                               2,950            2,868
  Tax benefit from exercise of non-qualified stock
   options                                                1,565            1,912
   Payments on capital lease obligations                   (545)            (217)
----------------------------------------------------------------------------------
Net cash provided by financing activities                11,747           12,070
----------------------------------------------------------------------------------
Balance, carried forward                                 34,351            1,494

                           (Continued on next page)


Balance, brought forward                                 34,351            1,494
Effect of exchange rate changes on cash and
 cash equivalents                                          (127)              45
----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                34,224            1,539
Cash and cash equivalents:
  Beginning of the period                                70,126          126,215
----------------------------------------------------------------------------------
  End of the period                                    $104,350         $127,754
==================================================================================
Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                            $  3,568         $  3,555
   Income taxes                                           2,569            2,071

  Noncash financing and investing transactions:
   Net unrealized holding loss on investments              (348)            (344)
   Conversion of convertible debt into common stock,
    net of unamortized issue costs and accrued
    interest                                            162,066                0
   Common stock tendered in settlement
    of stock options exercised                            4,859                0

                See notes to consolidated financial statements

                             STARBUCKS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the 13 Weeks Ended December 28, 1997 and
                               December 29, 1996

NOTE 1:  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of December 28, 1997 and September 28, 1997 and for the 13-week periods ended December 28, 1997 and December 29, 1996 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week periods ended December 28, 1997 and December 29, 1996 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 28, 1997, is derived from the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-k for the year ended September 28, 1997, and should be read in conjunction with such financial statements. Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week period ended December 28, 1997, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 1998.

NOTE 2:  EARNINGS PER SHARE:

During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 128 "Earnings per Share." The computation of basic earnings per share, in accordance with SFAS 128, is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share, in accordance with SFAS 128, also includes the dilutive effect of common stock equivalents consisting primarily of certain shares subject to stock options. The computation of diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with net income adjusted for the after-tax interest expense and amortization of issuance costs applicable to these debentures.

NOTE 3:  INVENTORIES:

Inventories consist of the following (in thousands):


                                      December 28,  September 28,
                                          1997          1997
-----------------------------------------------------------------
 Coffee:
  Unroasted                             $ 62,841      $ 65,197
  Roasted                                 16,352        13,932
 Other merchandise held for sale          29,461        33,168
 Packaging and other supplies              6,627         7,229
-----------------------------------------------------------------
                                        $115,281      $119,526
=================================================================

As of December 28, 1997, the Company had fixed-price purchase commitments for green coffee totaling approximately $44 million.

NOTE 4:  PROPERTY, PLANT, AND EQUIPMENT:

  Property, plant, and equipment consist of the following
   (in thousands):

                                       December 28,    September 28,
                                           1997            1997
--------------------------------------------------------------------
  Land                                   $  3,602        $  3,602
  Building                                  8,338           8,338
  Leasehold improvements                  373,207         350,173
  Roasting and store equipment            175,831         167,547
  Furniture, fixtures and other            56,127          47,378
--------------------------------------------------------------------
                                          617,105         577,038
  Less accumulated depreciation
   and amortization                      (157,914)       (143,339)
--------------------------------------------------------------------
                                          459,191         433,699
  Construction in process                  51,174          49,560
--------------------------------------------------------------------
                                         $510,365        $483,259
====================================================================

NOTE 5:  CONVERTIBLE SUBORDINATED DEBENTURES:

On October 21, 1997, the Company called for redemption its 4 1/4% Convertible Subordinated Debentures Due 2002. Substantially all of these debentures were converted into the Company's common stock prior to the redemption date. The total principal amount converted, net of unamortized issue costs, accrued but unpaid interest, and costs of conversion, was credited to common stock.

NOTE 6:  DEFERRED STOCK PLAN:

During the first quarter of fiscal 1998, the Company adopted a Deferred Stock Plan for certain key employees which enables participants in the plan to defer receipt of ownership of common shares from the exercise of non-qualified stock options. The minimum deferral period is five years. During the first quarter of fiscal 1998, 424,273 shares were deferred under the terms of this plan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements which follow, including anticipated store openings, planned capital expenditures, and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the availability of financing, the volatility of interest rates and securities prices, the effect of legal proceedings and other risks detailed herein and in the Company's Securities and Exchange Commission filings, including the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997.

General

During the 13-week period ending December 28, 1997, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 86% of net revenues from its Company-operated retail stores. The Company's specialty sales operations, which include product sales to and royalties and fees from licensees and joint ventures, as well as sales to wholesale customers and grocery stores, accounted for approximately 12% of net revenues. Direct response operations accounted for the remainder of net revenues.

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal years ending on September 27, 1998 and September 28, 1997 each include 52 weeks.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED DECEMBER 28, 1997, COMPARED TO THE 13 WEEKS ENDED DECEMBER 29, 1996

Revenues. Net revenues for the 13 weeks ended December 28, 1997 increased 33% to $317.0 million from $239.1 million for the corresponding period in fiscal 1997. Retail sales increased 32% to $270.9 million from $205.3 million due primarily to the opening of new retail stores combined with an increase in comparable store sales (sales from stores open 13 months or longer) of 5% for the period. The increase in comparable store sales resulted from an increase in the average dollar value per transaction combined with an increase in the number of transactions. During the 13 weeks ended December 28, 1997, the Company opened 119 stores in continental North America. The Company ended the period with 1,389 Company-operated stores in continental North America.

As part of its expansion strategy of clustering stores in existing markets, Starbucks has experienced a certain level of cannibalization of existing stores by new stores as the store concentration has increased. This cannibalization, as well as increased competition and other factors, has and may continue to put downward pressure on the Company's comparable store sales growth.

Specialty sales revenues increased 54% to $38.5 million for the 13 weeks ended December 28, 1997, compared to $25.0 million for the corresponding period in fiscal 1997. Specialty sales growth was broad-based across numerous categories, including sales to the Company's joint ventures and licensees, multi-unit retailers, office coffee distributors, business dining accounts, and a chain of wholesale clubs. Starbucks sells roasted coffee to its joint venture with Pepsi-Cola Company, a division of PepsiCo, Inc., (the "Pepsi Joint Venture") for use in the manufacture of its bottled Frappuccino beverage. The Company also sells coffee extract to Dreyer's Grand Ice Cream, Inc., ("Dreyer's") for use in the manufacture of Starbucks branded ice cream sold by the Company's joint venture with Dreyer's (the "Ice Cream Joint Venture"). During the 13 weeks ended December 28, 1997, licensees (including those in which the Company is a joint venture partner) opened

11 stores in continental North America and nine stores in the Pacific Rim. The Company ended the period with 103 licensed stores in continental North America and 26 licensed stores in the Pacific Rim. Direct response sales decreased 14% to $7.6 million for the 13 weeks ended December 28, 1997, compared to $8.8 million for the corresponding period in fiscal 1997.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 45.4% for the 13 weeks ended December 28, 1997, from 48.3% for the corresponding period in fiscal 1997. This decrease was primarily the result of prior year sales price increases and a favorable sales mix shift during the first quarter. Cost of sales reflected, more significantly than in the previous quarter, the higher cost of coffees purchased during the sustained spike in green coffee costs which began in December 1996 and continues through the present.

Store operating expenses as a percentage of retail sales increased to 35.3% for the 13 weeks ended December 28, 1997, from 34.1% for the corresponding period in fiscal 1997. The increase was due to higher payroll-related costs partially offset by lower advertising expenditures.

Other operating expenses (expenses associated with the Company's operations other than North American retail, as well as the Company's share of joint venture profits and losses) decreased to 3.0% of net revenues for the 13 weeks ended December 28, 1997, from 3.3% for the corresponding period in fiscal 1997. The decrease was due primarily to improved results of both the Company's Pepsi and Ice Cream Joint Ventures.

Depreciation and amortization as a percentage of net revenues increased 0.2% to 5.0% for the 13 weeks ended December 28, 1997 from 4.8% for the corresponding period in fiscal 1997.

General and administrative expenses as a percentage of net revenues were 5.6% for the 13 weeks ended December 28, 1997, compared to 5.4% for the same period in fiscal 1997. This increase was primarily due to higher recruiting and relocation expenses.

Interest and other income for the 13 weeks ended December 28, 1997 was $2.2 million compared to $3.9 million for the corresponding period in fiscal 1997. The decrease in interest and other income is due primarily to lower average investment balances.

Interest expense for the 13 weeks ended December 28, 1997 was $0.7 million compared to $1.8 million for the corresponding period in fiscal 1997. The decrease was due to the conversion of the Company's $165 million convertible subordinated debentures to common stock during the first quarter of fiscal 1998.

Income Taxes. The Company's effective tax rate for the 13 weeks ended December 28, 1997 and December 29, 1996 was 38.5%. Management does not anticipate any significant fluctuations in the tax rate for the remainder of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $182.3 million in total cash and investments and working capital of $177.1 million. Cash and cash equivalents increased by $34.2 million for the 13 weeks ended December 28, 1997 to $104.4 million.

Cash provided by operating activities totaled $63.0 million for the first 13 weeks of fiscal 1998 resulting primarily from net earnings before non-cash charges of $39.7 million.

Cash used by investing activities for the first 13 weeks of fiscal 1998 totaled $40.4 million. This included capital additions to property, plant and equipment of $45.1 million related to opening 119 new Company-operated stores, purchasing roasting and packaging equipment, remodeling certain existing stores and enhancing existing information systems. The Company's investing activities in marketable debt securities during the first quarter provided $10.2 million. During the first quarter, the Company made equity investments of $6.1 million in its Pepsi and international joint ventures and received a $1.0 million distribution from its Ice Cream Joint Venture. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities.

Cash provided by financing activities for the first 13 weeks of fiscal 1998 totaled $11.7 million. An increase in checks drawn in excess of bank balances provided $6.9 million. The exercise of employee stock options and the related income tax benefit available to the Company upon exercise of these options provided an additional $4.5 million.

Cash requirements for the remainder of fiscal 1998, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company and its licensees plan to open a total of at least 350 new stores in continental North America during fiscal 1998. The Company also anticipates incurring additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 1998 to be approximately $155 million. Longer term, the Company expects to reach its goal of at least 2000 stores in continental North America by the end of the year 2000 using cash flow generated from operations supplemented by additional debt or equity financing, if necessary.

Management currently anticipates additional cash requirements of approximately $4 million for its domestic joint ventures and international expansion during the remainder of fiscal 1998.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses for the remainder of fiscal 1998. Any new joint ventures, other new business opportunities, or store expansion rates substantially in excess of that presently planned may require additional debt or equity financing.

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related matters. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization and the Association of Coffee Producing Countries, which have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. During fiscal 1997, worldwide green coffee commodity prices increased significantly and remain high relative to historical levels. In response, the Company effected sales price increases last fiscal year on its whole bean coffees and its coffee beverages to mitigate the effects of anticipated increases in its costs of supply. Because the Company had existing inventories and fixed-price purchase commitments for some of its green coffee requirements at the time of these sales price increases, the Company's margins during the remainder of fiscal 1997 and the first quarter of fiscal 1998 were favorably impacted by these sales price increases relative to the first quarter of fiscal 1997. However, cost of sales is increasingly impacted by the higher cost coffees purchased since the sustained rise in coffee costs.

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of December 28, 1997, the Company had approximately $44 million in fixed-price purchase commitments which, together with existing inventory, is expected to meet a substantial portion of its remaining fiscal 1998 green coffee requirements. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote. Because the Company uses the moving average cost method for its coffee inventories, the cost of sales in future periods will be impacted by future receipts under these fixed-price commitments as well as price-to-be-established contracts and uncontracted purchases.

Although green coffee commodity prices are lower than the highs reached during mid-fiscal 1997, they are still high relative to historical levels. If coffee commodity prices remain at their current levels, the Company will continue to incur substantially higher costs for the specialty coffees it purchases compared to fiscal 1997. The Company's ability to raise sales prices in response to rising coffee prices may be limited.

In addition to fluctuating coffee prices, management believes that the Company's future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, the Company's ability to find optimal store locations at favorable lease rates, the increased costs associated with opening and operating retail stores in new markets, the Company's continued ability to hire, train, and retain qualified personnel, and the Company's ability to obtain adequate capital to finance its planned expansion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of retained earnings. The Company does not hedge its interest rate exposures.

The Company is subject to foreign currency exchange rate exposure, primarily related to its retail operations in Canada. Historically, this exposure has had a minimal impact on the Company. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The Company may, from time to time, enter into futures contracts to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The Company did not purchase or sell futures contracts during the first quarter of fiscal 1998.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description
            11         Statement re: computation of per share earnings
            27         Financial data schedule

(b)      Forms 8-K:

         No reports on Form 8-K were filed by the Company during the 13-week period ended December 28, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STARBUCKS CORPORATION

Dated:  February 10, 1998                    By: /s/ Michael  Casey
                                                ----------------------------
                                                Michael Casey
                                                executive vice president and
                                                chief financial officer

                                                Signing on behalf of the
                                                registrant and as principal
                                                financial officer