Form 10-Q
period 1998-03-29
STARBUCKS CORP
filed 1998-05-13
CIK 829224

<PAGE 1>
-------------------------------------------------------------

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549

                ----------------------------

                        FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 29, 1998

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

    YES [X]                                      NO [ ]

As of May 1, 1998, there were 87,334,030 shares of the
Registrant's Common Stock outstanding.
-----------------------------------------------------------

<PAGE 2>

                  STARBUCKS CORPORATION



                          INDEX



              PART I.  FINANCIAL INFORMATION





Page No.

Item 1.  Financial Statements. . . . . . . . . . . . . . . 3



Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . 9


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk . . . . . . . . . . . . . .  13


                       PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings. . . . . . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . .  14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . .  14



Signature. . . . . . . . . . . . . . . . . . . . . . .  14



<PAGE 3>

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STARBUCKS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)
                                Three Months Ended      Six Months Ended
                               March 29,   March 30,   March 29,  March 30,
                                 1998       1997        1998        1997
                              (13 Weeks) (13 Weeks)  (26 Weeks)   (26 Weeks)
                                   (unaudited)            (unaudited)
--------------------------------------------------------------------------
Net revenues                   $289,606   $214,915    $606,558    $454,057

Cost of sales and related
  occupancy costs               130,320     99,149     274,064     214,705

Store operating expenses         92,021     69,226     187,623     139,327

Other operating expenses          8,492      6,931      18,022      14,713

Depreciation and amortization    17,038     12,381      32,812      23,856

General and administrative
  expenses                       19,307     13,236      37,090      26,157
--------------------------------------------------------------------------

  Operating income               22,428     13,992      56,947      35,299

Interest and other income         2,329      3,520       4,486       7,415

Interest expense                   (150)    (1,834)       (884)     (3,638)
--------------------------------------------------------------------------

  Earnings before income taxes   24,607     15,678      60,549      39,076

Income taxes                      9,472      6,035      23,310      15,043
--------------------------------------------------------------------------

Net earnings                    $15,135     $9,643     $37,239     $24,033
==========================================================================

Net earnings per common share -
  basic                           $0.17      $0.12       $0.44       $0.31
==========================================================================

Net earnings per common and
  common equivalent share -
  diluted                        $0.17       $0.12       $0.42      $0.30
==========================================================================

Weighted average common shares
  outstanding - basic            87,059     78,127      85,376     77,925


Weighted average common and
  common equivalent shares
  outstanding - diluted          89,738     88,403      89,609    88,421

                See notes to consolidated financial statements


<PAGE 4>

                            STARBUCKS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except numbers of shares)
                                              March 29,  September 28,
                                                1998         1997
                                            (unaudited)
----------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                  $  107,938     $   70,126
  Short-term investments                         44,402         83,504
  Accounts and notes receivable                  34,066         30,524
  Inventories                                   128,279        119,526
  Prepaid expenses and other
   current assets                                 9,893          8,763
  Deferred income taxes, net                      5,813          4,164
----------------------------------------------------------------------
   Total current assets                         330,391        316,607

Joint ventures and other equity investments      33,818         34,464
Property, plant and equipment, net              532,483        483,259
Deposits and other assets                        14,336         16,342
----------------------------------------------------------------------

   Total                                     $  911,028     $  850,672
======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   59,415     $   46,324
  Checks drawn in excess of bank balances        20,968         25,807
  Accrued compensation and related costs         30,564         25,894
  Accrued occupancy costs                        14,850         12,184
  Other accrued expenses                         24,164         28,820
----------------------------------------------------------------------
   Total current liabilities                    149,961        139,029

Deferred income taxes, net                       15,058         12,784
Capital lease and other obligations               1,313          2,009
Convertible subordinated debentures                   0        165,020

Shareholders' equity:
  Common stock, no par value -- 150,000,000
   shares authorized; 87,288,320 (includes
   424,275 common stock units) and
   79,058,754 shares, respectively,
   issued and outstanding                       563,950       386,877
  Retained earnings including
   cumulative translation adjustment
   of $(2,643) and $(1,603), respectively,
   and net unrealized holding (loss) gain
   on investments of $(343) and $63,
   respectively                                 180,746      144,953
----------------------------------------------------------------------

  Total shareholders' equity                    744,696      531,830
----------------------------------------------------------------------
   Total                                    $   911,028    $ 850,672
======================================================================

                 See notes to consolidated financial statements

<PAGE 5>

                            STARBUCKS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                    Six Months Ended
----------------------------------------------------------------------
                                                 March 29,  March 30,
                                                   1998       1997
                                                (26 Weeks)  (26 Weeks)
                                                      (unaudited)
----------------------------------------------------------------------
Operating activities:
  Net earnings                                  $  37,239   $  24,033
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                 36,479      26,583
     Deferred income taxes, net                       881       1,015
     Equity in losses of investees                    177       2,176
  Cash provided/(used) by changes in
   operating assets and liabilities:
     Accounts and notes receivable                 (3,546)    (3,757)
     Inventories                                   (8,784)     1,955
     Prepaid expenses and other
      current assets                               (1,138)    (1,677)
     Accounts payable                              12,863      2,953
     Accrued compensation and
      related costs                                 4,636      4,200
     Accrued occupancy costs                        2,666      1,939
     Other accrued expenses                        (4,288)    (2,739)
----------------------------------------------------------------------
Net cash provided by operating activities          77,185     56,681
Investing activities:
  Purchase of short-term investments              (47,140)  (107,010)
  Maturity of short-term investments               85,640     76,760
  Sale of investments                               5,137      9,747
  Investments in joint ventures and
   equity securities                               (6,131)   (11,581)
  Distributions from joint venture                  1,400          0
  Additions to property, plant
   and equipment                                  (85,952)   (69,569)
  Additions to deposits and other assets           (1,351)    (3,116)
----------------------------------------------------------------------
Net cash used by investing activities             (48,397)  (104,769)

Financing activities:
  (Decrease)/increase in cash provided by checks
   drawn in excess of bank balances                (4,867)     3,546
  Proceeds from sale of common stock
   under employee stock purchase plan               2,020        684
  Exercise of stock options                         8,609      5,388
  Tax benefit from exercise of non-qualified
   stock options                                    4,408      3,597
  Payments on capital lease obligations            (1,091)      (525)
---------------------------------------------------------------------
Net cash provided by financing activities           9,079     12,690
---------------------------------------------------------------------

Balance, carried forward                           37,867    (35,398)


                          (Continued on next page)

<PAGE 6>

Balance, brought forward                           37,867     (35,398)
Effect of exchange rate changes
  on cash and cash equivalents                        (55)         (4)
-----------------------------------------------------------------------

Net (decrease)/increase in cash and                37,812     (35,402)
  cash equivalents
Cash and cash equivalents:
  Beginning of the period                          70,126     126,215
----------------------------------------------------------------------

  End of the period                              $107,938    $ 90,813
======================================================================


Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                    $    3,632   $  3,614
   Income taxes                                    18,756     11,259

   Net unrealized holding (loss)/gain                (406)     1,044
    on investments

   Conversion of convertible debt into common
    stock, net of unamortized issue costs and
    accrued interest                              162,036          0

   Common stock tendered in settlement of stock
    options exercised                               4,859          0


               See notes to consolidated financial statements

<PAGE 7>

                       STARBUCKS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the 13 Weeks and 26 Weeks Ended March 29, 1998 and
                            March 30, 1997

NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of March 29, 1998 and September 28, 1997 and for the 13-week and 26-week periods ended March 29, 1998 and March 30, 1997 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week and 26-week periods ended March 29, 1998 and March 30, 1997 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 28, 1997, is derived from the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended September 28, 1997, and should be read in conjunction with such financial statements. Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 26-week periods ended March 29, 1998 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 1998.

NOTE 2.  SUBSEQUENT EVENT:

As of April 29, 1998, Starbucks has agreed to acquire all of the equity interests of Seattle Coffee Holdings Limited
(d/b/a Seattle Coffee Company) of the United Kingdom in exchange for approximately 1.8 million shares of Starbucks common stock in a business combination transaction that will be accounted for as a pooling of interests. The transaction is scheduled to close by the end of May 1998.

This transaction is expected to result in dilution to Starbucks after-tax earnings per share from ongoing operations of approximately $0.06 in 1998 and $0.05 in 1999 as the Company continues the aggressive growth plan initiated by Seattle
Coffee Company in the United Kingdom and builds the foundation for expansion into Europe. It is also expected to result in one-time transaction and other related after-tax charges of approximately $0.14 per share in the third fiscal quarter of 1998.

NOTE 3.  EARNINGS PER SHARE:

The computation of basic earnings per share, in accordance with Statement of Financial Accounting Standards ("SFAS") 128 "Earnings per Share," is based on the weighted average number of common shares and common stock units outstanding during the period. The computation of diluted earnings per share, in accordance with SFAS 128, includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options. The computation of diluted earnings per share also assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with net income adjusted for the after-tax interest expense and amortization of issuance costs applicable to these debentures. The convertible subordinated debentures were converted to equity in the first quarter of fiscal 1998.

NOTE 4.  DEFERRED STOCK PLAN:

During the first quarter of fiscal 1998, the Company adopted a Deferred Stock Plan for certain key employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of non-qualified stock options.
The minimum deferral period is five years. During the first quarter of fiscal 1998, receipt of 424,275 shares was deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents.

<PAGE 8>

NOTE 5.  INVENTORIES:

Inventories consist of the following (in thousands):
                                          March 29,    September 28,
                                            1998           1997
----------------------------------------------------------------------
 Coffee:
  Unroasted                              $  77,436       $  65,197
  Roasted                                   13,405          13,932
 Other merchandise held for sale            30,589          33,168
 Packaging and other supplies                6,849           7,229
---------------------------------------------------------------------

                                         $ 128,279       $  119,526
====================================================================

As of March 29, 1998, the Company had fixed price purchase commitments for green coffee totaling approximately $55 million.

The Company, from time to time, enters into futures contracts to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The Company does not hold or issue derivative instruments for trading purposes. In accordance with SFAS 80 "Accounting for Futures Contracts," these futures contracts meet the hedge criteria and are accounted for as hedges. Gains and losses are calculated based on the difference between the cost basis and the market value of the coffee contracts. Accordingly, gains and losses are deferred and recognized as adjustments to the carrying amount of coffee inventory when purchased, and recognized in results of operations as coffee products are sold. The market risk related to coffee futures is substantially offset by changes in the cost of coffee purchased. The aggregate commitment underlying the Company's futures contracts and deferred losses from the hedged coffee were immaterial as of March 29, 1998. Such losses in fair value, if realized, would be offset by lower costs of coffee purchased during the remainder of fiscal 1998 and 1999.

NOTE 6.  PROPERTY, PLANT, AND EQUIPMENT:

  Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

                                         March 29,    September 28,
                                           1998           1997
--------------------------------------------------------------------
  Land                                   $   3,602        $    3,602
  Building                                   8,338             8,338
  Leasehold improvements                   396,479           350,173
  Roasting and store equipment             188,831           167,547
  Furniture, fixtures and other             59,044            47,378
--------------------------------------------------------------------
                                           656,294           577,038
  Less accumulated depreciation
  and amortization                        (176,524)         (143,339)
--------------------------------------------------------------------
                                           479,770           433,699
  Construction in process                   52,713            49,560
--------------------------------------------------------------------
                                         $ 532,483       $   483,259
====================================================================

<PAGE 9>

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Certain statements which follow, including anticipated store openings, planned capital expenditures, and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings and other risks detailed herein and in the Company's annual and quarterly reports filed with the Securities and Exchange Commission.


General

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal years ending on September 27, 1998 and
September 28, 1997 each include 52 weeks. The fiscal year ending on October 3, 1999 will include 53 weeks.

Management's discussion and analysis of financial condition and results of operations that follows does not include combined financial information related to the planned acquisition of Seattle Coffee Holdings Limited (See "Seattle Coffee Company" below).

During the 26-week period ending March 29, 1998, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 86% of net revenues from its Company-operated retail stores. The Company's specialty sales operations, which include product sales to and royalties and fees from licensees and joint ventures, as well as sales to wholesale customers and grocery stores, accounted for approximately 13% of net revenues. Direct response operations accounted for the remainder of net revenues.



RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED MARCH 29, 1998,
COMPARED TO THE 13 WEEKS ENDED MARCH 30, 1997

Revenues. Net revenues for the 13 weeks ended March 29, 1998, increased 35% to $289.6 million from $214.9 million for the corresponding period in fiscal 1997. Retail sales increased 34% to $247.8 million from $185.1 million due primarily to the opening of new retail stores combined with an increase in comparable store sales (sales from stores open 13 months or longer) of 7% for the period. The increase in comparable store sales resulted from an increase in the average dollar value per transaction combined with an increase in the number of transactions. During the 13 weeks ended March 29, 1998, the Company opened 74 stores in continental North America. The Company ended the period with 1,462 Company-operated stores in continental North America.

As part of its expansion strategy of clustering stores in existing markets, Starbucks has experienced a certain level of cannibalization of existing stores by new stores as the store concentration has increased. This cannibalization, as well as increased competition and other factors, has and may continue to put downward pressure on the Company's comparable store sales growth.

Specialty sales revenues increased 48% to $37.8 million for the 13 weeks ended March 29, 1998, compared to $25.5 million for the corresponding period in fiscal 1997. Specialty sales growth was broad-based across numerous categories, including sales to the Company's joint ventures and licensees, a chain of wholesale clubs, business dining accounts and grocery sales. Starbucks sells roasted coffee to its

<PAGE 10>

joint venture with Pepsi-Cola Company, a division of PepsiCo, Inc., (the "North American Coffee Partnership") for use in the manufacture of its bottled Frappuccino(TM) beverage. The Company also sells coffee extract to Dreyer's Grand Ice Cream, Inc. ("Dreyer's") for use in the manufacture of Starbucks branded ice cream sold by the Company's joint venture with Dreyer's (the "Ice Cream Joint Venture"). During the 13 weeks ended March 29, 1998, licensees (including those in which the Company is a joint venture partner) opened seven stores in continental North America and 12 stores in the Pacific Rim.
The Company ended the period with 110 licensed stores in continental North America and 38 licensed stores in the Pacific Rim. Direct response sales decreased 8% to $4.0 million for the 13 weeks ended March 29, 1998, compared to $4.4 million for the corresponding period in fiscal 1997.

Cost and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 45.0% for the 13 weeks ended March 29, 1998, from 46.1% for the corresponding period in fiscal 1997. This decrease as a percentage of net revenues was primarily the result of prior year sales price increases effected during March and May of 1997 partially offset by higher green coffee costs. Cost of sales continue to reflect the higher cost of coffees purchased during the sustained increase in green coffee costs which began in December 1996.

Store operating expenses as a percentage of retail sales decreased to 37.1% for the 13 weeks ended March 29, 1998, from 37.4% for the corresponding period in fiscal 1997. The decrease was due to lower regional overhead, store preopening, and advertising costs partially offset by higher payroll-related expenditures.

Other operating expenses (expenses associated with the Company's operations other than North American retail, as well as the Company's share of joint venture profits and losses) decreased to 2.9% of net revenues for the 13 weeks ended March 29, 1998, from 3.2% for the corresponding period in fiscal 1997. The decrease was due primarily to improved results of both the Company's North American Coffee Partnership and Ice Cream Joint Venture partially offset by higher payroll expenditures.

General and administrative expenses as a percentage of net revenues were 6.7% for the 13 weeks ended March 29, 1998, compared to 6.2% for the same period in fiscal 1997. This increase was primarily due to systems-related expenditures and research and development expenses.

Interest and other income for the 13 weeks ended March 29, 1998 was $2.3 million compared to $3.5 million for the corresponding period in fiscal 1997. The decrease in interest and other income is due to lower average investment balances.

Interest expense for the 13 weeks ended March 29, 1998 was $0.1 million compared to $1.8 million for the corresponding period in fiscal 1997 due to the conversion of the Company's convertible subordinated debentures to common stock during the first quarter of fiscal 1998.

Income Taxes. The Company's effective tax rate for the 13 weeks ended March 29, 1998 and March 30, 1997 was 38.5%. The Company expects the effective tax rate to be significantly higher in the third quarter of fiscal 1998 due to certain one-time expenses related to the planned Seattle Coffee Company transaction which are not tax-deductible (See "Seattle
Coffee Company" below).

RESULTS OF OPERATIONS -- FOR THE 26 WEEKS ENDED MARCH 29, 1998,
COMPARED TO THE 26 WEEKS ENDED MARCH 30, 1997

Revenues. Net revenues for the 26 weeks ended March 29, 1998, increased 34% to $606.6 million from $454.1 million for the corresponding period in fiscal 1997. Retail sales increased 33% to $518.7 million from $390.4 million due primarily to the opening of new retail stores combined with an increase in comparable store sales (sales from stores open 13 months or longer) of 6% for the period. The increase in comparable store sales resulted from an increase in the average dollar value per transaction combined with an increase in the number of transactions.
During the 26 weeks ended March 29, 1998, the Company opened
193 stores in continental North America.

<PAGE 11>

Specialty sales revenues increased 51% to $76.3 million for the 26 weeks ended March 29, 1998, compared to $50.5 million for the corresponding period in fiscal 1997. Specialty sales growth was broad-based across numerous categories, including sales to licensees and joint ventures, a chain of wholesaleclubs, business dining accounts, multi-unit retailers, and office coffee distributors. During the 26 weeks ended March 29, 1998, licensees
(including those in which the Company is a joint venture partner) opened 18 stores in continental North America and 21 stores in the Pacific Rim. Direct response sales decreased 12% to $11.6 million for the 26 weeks ended March 29, 1998, compared to $13.1 million for the corresponding period in fiscal 1997.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 45.2% for the 26 weeks ended March 29, 1998, from 47.3% for the corresponding period in fiscal 1997. This decrease was primarily the result of the March and May 1997 sales price increases partially offset by higher green coffee costs.

Store operating expenses as a percentage of retail sales increased to 36.2% from 35.7% for the corresponding period in fiscal 1997. The increase was due to higher payroll-related costs partially offset by lower advertising expenditures.

Other operating expenses as a percentage of net revenues were 3.0% for the 26 weeks ended March 29, 1998, compared to 3.2% for the corresponding period in fiscal 1997. The decrease was due primarily to improved results of the Company's North American Coffee Partnership and Ice Cream Joint Venture.

General and administrative expenses increased to 6.1% for the 26 weeks ended March 29, 1998, compared to 5.8% for the same period in fiscal 1997. This increase was due primarily to systems-related expenses.

Interest and other income for the 26 weeks ended March 29, 1998 was $4.5 million compared to $7.4 million for the corresponding period in 1997. The decrease in interest and other income was due primarily to lower average investment balances.

Interest expense for the 26 weeks ended March 29, 1998 was $0.9 million compared to $3.6 million for the corresponding period in fiscal 1997 due to the conversion of the Company's convertible subordinated debentures to common stock during the first quarter of fiscal 1998.

Income Taxes. The Company's effective tax rate for the 26 weeks ended March 29, 1998 and March 30, 1997 was 38.5%. The Company expects the effective tax rate to be significantly higher in the third quarter of fiscal 1998 due to certain one-time expenses related to the planned Seattle Coffee Company transaction which are not tax-deductible (See "Seattle
Coffee Company" below).


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $152.3 million in total cash and investments and working capital of $180.4 million. Cash and cash equivalents increased by $37.8 million for the 26 weeks ended March 29, 1998 to $107.9 million.

Cash provided by operating activities totaled $77.2 million for the first 26 weeks of fiscal 1998 resulting primarily from net earnings before non-cash charges of $74.8 million.

Cash used by investing activities for the first 26 weeks of fiscal 1998 totaled $48.4 million. This included capital additions to property, plant and equipment of $86.0 million related to opening 193 new Company-operated stores, purchasing roasting and packaging equipment, enhancing information systems and remodeling certain existing stores. The Company's investing activities in marketable debt securities during the 26-week period provided $43.6 million. During the 26-week period ending March 29, 1998, the Company made equity investments of $6.1 million in its North American Coffee Partnership and international joint ventures and

<PAGE 12>

received $1.4 million in distributions from its Ice Cream Joint
Venture. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities.

Cash provided from financing activities for the first 26 weeks of fiscal 1998 totaled $9.1 million. The exercise of employee stock options and the related income tax benefit available to the Company upon exercise of these options provided approximately $13.0 million. A decrease in checks drawn in excess of bank balances used $4.9 million. Cash requirements for the remainder of fiscal 1998, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company and its licensees plan to open a total of at least 350 new stores in continental North America during fiscal 1998. The Company also anticipates making additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 1998 to be approximately $115 million excluding the effects of the planned acquisition of Seattle Coffee Company.

Management currently anticipates additional cash requirements of approximately $6 million for its domestic and international joint ventures during the remainder of fiscal 1998.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for the remainder of fiscal 1998. Longer term, the Company expects to reach its goal of at least 2000 stores in continental North America by the end of the year 2000 and 500 stores in Asia and 500 stores in Europe by the end of 2003 using cash flow generated from operations supplemented by additional debt or equity financing, if necessary.

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization and the Association of Coffee Producing Countries, which have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. During fiscal 1997, worldwide green coffee commodity prices increased significantly and remained high relative to historical levels through the second fiscal quarter of 1998. In response, the Company effected sales price increases last fiscal year on its whole bean coffees and its coffee beverages to mitigate the effects of increases in its costs of supply. Because the Company had existing inventories and fixed-price purchase commitments for some of its green coffee requirements at the time of these sales price increases, the Company's margins during the first two quarters of fiscal 1998 were favorably impacted by these sales price increases relative to the corresponding periods of fiscal 1997. However, cost of sales is increasingly impacted by the higher cost coffees purchased during the sustained rise in coffee costs.

The Company enters into fixed price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of March 29, 1998, the Company had approximately $55 million in fixed price purchase commitments which, together with existing inventory, is expected to meet a substantial portion of its remaining fiscal 1998 green coffee requirements. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these activities are described below in Item 3 "Quantitative and Qualitative Disclosures about Market Risk." Because the Company uses the moving average cost method for its coffee inventories, the cost of sales in future periods will be impacted by future

<PAGE 13>

receipts under these fixed-price commitments as well as price-to-be-established contracts and currently uncontracted purchases. The Company's ability to raise sales prices in response to future increases in coffee prices may be limited.

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

SEATTLE COFFEE COMPANY

As of April 29, 1998, Starbucks has agreed to acquire all of the equity interests of Seattle Coffee Holdings Limited
(d/b/a Seattle Coffee Company) of the United Kingdom in exchange for approximately 1.8 million shares of Starbucks common stock in a business combination transaction that will be accounted for as a pooling of interests. The transaction is scheduled to close by the end of May 1998.

This transaction is expected to result in dilution to Starbucks after-tax earnings per share from ongoing operations of approximately $0.06 in 1998 and $0.05 in 1999 as the Company continues the aggressive growth plan initiated by Seattle Coffee Company in the United Kingdom and builds the foundation for expansion into Europe. It is also expected to result in one-time transaction and other related after-tax charges of approximately $0.14 per share in the third fiscal quarter of 1998.



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

The Company, from time to time, enters into futures contracts to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The aggregate commitment underlying the Company's futures contracts and deferred losses from the hedged coffee were immaterial as of March 29, 1998. Such losses in fair value, if realized, would be offset by lower costs of coffee purchased during the remainder of fiscal 1998 and 1999.

<PAGE 14>

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on February 5, 1998 for the purposes of electing three Class 2 directors to serve until the Annual Meeting of Shareholders for fiscal year 2000 and ratifying the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1998. All proposals were approved.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description

            11         Statement re: computation of per share earnings

            27         Financial data schedule
            27.Q296    Financial data schedule Q2 96 Restated under FAS 128
            27.Q396    Financial data schedule Q3 96 Restated under FAS 128
            27.FY96    Financial data schedule FY 96 Restated under FAS 128
            27.Q197    Financial data schedule Q1 97 Restated under FAS 128
            27.Q297    Financial data schedule Q2 97 Restated under FAS 128
            27.Q397    Financial data schedule Q3 97 Restated under FAS 128
            27.FY97    Financial data schedule FY 97 Restated under FAS 128

(b)      Forms 8-K:
         No reports on Form 8-K were filed by the Company during the 13-week period ended March 29, 1998.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STARBUCKS CORPORATION


Dated:  May 12, 1998                        By:  /s/ Michael Casey
                                            ----------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer

<PAGE 15>

                           STARBUCKS CORPORATION
                           ---------------------
                EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                Three Months Ended     Six Months Ended
                                March 29,  March 30,  March 29,  March 30,
                                  1998       1997        1998      1997
                               (13 Weeks) (13 Weeks) (26 Weeks) (26 Weeks)
--------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE CALCULATION
-BASIC:
 Net earnings                   $ 15,135    $ 9,643   $ 37,239  $ 24,033
=========================================================================
 Weighted average common shares calculation-basic:
  Weighted average number of
   common shares and common
   stock units outstanding        87,059     78,127     85,376   77,925
=========================================================================
 Net earnings per common share
  -basic                          $ 0.17     $ 0.12     $ 0.44   $ 0.31
=========================================================================
NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE CALCULATION
-DILUTED(1):
Net earnings calculation:
 Net earnings                   $ 15,135    $ 9,643   $ 37,239  $ 24,033
 Add after tax interest
  expense on Debentures                0      1,075        348     2,151
 Add after tax amortization
  of issuance costs related
  to the Debentures                    0         89         30       178
-------------------------------------------------------------------------
 Adjusted net earnings          $ 15,135   $ 10,807   $ 37,617  $ 26,362
=========================================================================
Weighted average common and
 common equivalent shares calculation- diluted:
 Weighted average number of
  common shares and common
  stock units outstanding         87,059     78,127     85,376   77,925
  Dilutive effect of outstanding
   common stock options            2,679      3,178      2,829    3,398
  Assuming conversion of
   Convertible Subordinated
   Debentures                          0      7,098      1,404    7,098
-------------------------------------------------------------------------
 Weighted average common and
  common equivalent shares
  - diluted                       89,738     88,403     89,609   88,421
=========================================================================
 Net earnings per common and
  common equivalent share
  - diluted                       $ 0.17     $ 0.12     $ 0.42   $ 0.30
=========================================================================
-------------------

(1) Diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted' method, when such securities are dilutive, with income adjusted for the after-tax interest expense and amortization applicable to these debentures.