Form 10-Q
period 1998-06-28
STARBUCKS CORP
filed 1998-08-12
CIK 829224

--------------------------------------------------------------------


                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                     ----------------------------

                              FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 28, 1998

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

        YES [X]                         NO [ ]

As of August 1, 1998, there were 89,104,244 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------

                          STARBUCKS CORPORATION



                                   INDEX



                       PART I.  FINANCIAL INFORMATION




                                                                Page
No.

Item 1.  Financial Statements. . . . . . . . . . . . . . . . .    3



Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . . .  15


                       PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    15

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .   15



Signature. . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STARBUCKS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)

                                Three Months Ended      Nine Months Ended
                               June 28,   June 29,    June 28,   June 29,
                                 1998       1997        1998       1997
                              (13 Weeks) (13 Weeks)  (39 Weeks) (39 Weeks)
                                   (unaudited)             (unaudited)
-------------------------------------------------------------------------
Net revenues                   $334,429   $244,241    $950,997  $700,665

Cost of sales and related
  occupancy costs               145,081    103,835     424,817  319,906

Store operating expenses        111,734     82,664     304,859  223,736

Other operating expenses         12,221      7,159      30,527  21,873

Depreciation and amortization    18,928     13,829      52,416  37,898

General and administrative
  expenses                       20,588     14,186      57,678  40,342

Merger expenses                   8,930          0       8,930       0
-------------------------------------------------------------------------

  Operating income               16,947     22,568      71,770  56,910

Interest and other income         2,176      2,605       6,662  10,065

Interest and other expense         (114)    (1,823)     (1,193) (5,454)
-------------------------------------------------------------------------

  Earnings before income taxes   19,009     23,350      77,239  61,521

Income taxes                     11,110      9,151      34,421  24,194
-------------------------------------------------------------------------

Net earnings                    $ 7,899    $14,199     $42,818 $37,327
=========================================================================

Net earnings per common share -
  basic                           $0.09      $0.18       $0.49  $0.47
=========================================================================

Net earnings per common and
  common equivalent share -
  diluted                         $0.09      $0.17       $0.47  $0.45
=========================================================================

Weighted average common shares
  outstanding - basic            89,069     79,679      87,547  79,335


Weighted average common and
  common equivalent shares
  outstanding - diluted          92,574     89,868      91,709 89,786

                See notes to consolidated financial statements

                            STARBUCKS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                   (In thousands, except numbers of shares)

                                              June 28,   September 28,
                                                1998         1997
                                            (unaudited)
-------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                  $   91,351   $  70,126
  Short-term investments                         33,789      83,504
  Accounts and notes receivable                  34,022      31,231
  Inventories                                   151,830     119,767
  Prepaid expenses and other
   current assets                                10,275       8,763
  Deferred income taxes, net                      8,269       4,164
--------------------------------------------------------------------
   Total current assets                         329,536     317,555

Joint ventures and other investments             37,138      34,464
Property, plant and equipment, net              567,548     488,791
Deposits and other assets                        15,304      16,342
--------------------------------------------------------------------


   Total                                     $  949,526  $  857,152
====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   60,576  $   47,987
  Checks drawn in excess of bank balances        22,015      28,582
  Accrued compensation and related costs         34,927      25,894
  Accrued occupancy costs                        16,083      12,184
  Other accrued expenses                         34,173      28,820
--------------------------------------------------------------------

   Total current liabilities                    167,774     143,467

Deferred income taxes, net                       14,981      12,946
Capital lease and other obligations               1,040       2,009
Convertible subordinated debentures                   0     165,020

Shareholders' equity:
  Common stock, no par value -- 150,000,000
   shares authorized; 89,436,363 (includes
   424,275 common stock units) and
   80,559,023 shares, respectively,
   issued and outstanding                       583,457     391,284
  Retained earnings including
   cumulative translation adjustment
   of $(4,071) and $(1,511), respectively,
   and net unrealized holding (loss) gain
   on investments of $(347) and $63,
   respectively                                 182,274     142,426
--------------------------------------------------------------------

  Total shareholders' equity                    765,731     533,710
--------------------------------------------------------------------
   Total                                    $   949,526  $  857,152
====================================================================

                 See notes to consolidated financial statements

                                      4

                            STARBUCKS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                Nine Months Ended
--------------------------------------------------------------------
                                                 June 28,   June 29,
                                                  1998        1997
                                                (39 Weeks)  (39 Weeks)
                                                     (unaudited)
--------------------------------------------------------------------
Operating activities:
  Net earnings                                  $  42,818  $  37,327
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                 58,312     42,252
     Provision for store remodels and
      other charges                                 7,153        350
     Deferred income taxes, net                    (1,814)     4,461
     Equity in losses of investees                  1,002      3,221
  Cash provided/(used) by changes in
   operating assets and liabilities:
     Accounts and notes receivable                 (2,828)      (430)
     Inventories                                  (32,143)   (26,751)
     Prepaid expenses and other
      current assets                               (1,523)    (2,182)
     Accounts payable                              11,919     12,400
     Accrued compensation and
      related costs                                 8,953      4,705
     Accrued occupancy costs                        3,899      2,955
     Other accrued expenses                         5,709       (960)
--------------------------------------------------------------------
Net cash provided by operating activities         101,457     77,348
Investing activities:
  Purchase of short-term investments              (51,410)  (136,012)
  Maturity of short-term investments               98,925    134,265
  Sale of investments                               6,736      9,759
  Investments in joint ventures and
   equity securities                              (10,424)   (24,075)
  Distributions from joint venture                  1,547          0
  Additions to property, plant
   and equipment                                 (143,904)  (116,257)
  Additions to deposits and other assets           (2,511)    (3,605)
--------------------------------------------------------------------
Net cash used by investing activities            (101,041)  (135,925)

Financing activities:
  (Decrease)/increase in cash provided by checks
   drawn in excess of bank balances                (6,604)    4,866
  Payments on capital lease obligations            (1,380)     (915)
  Proceeds from sale of common stock
   under employee stock purchase plan               3,240     1,425
  Exercise of stock options                        13,339     8,989
  Tax benefit from exercise of non-qualified
   stock options                                    7,539     6,009
  Proceeds from the sale of common stock            4,861     1,838
--------------------------------------------------------------------
Net cash provided by financing activities          20,995    22,212
--------------------------------------------------------------------

Balance, carried forward                           21,411   (36,365)

                          (Continued on next page)


Balance, brought forward                           21,411   (36,365)
Effect of exchange rate changes
  on cash and cash equivalents                       (186)      (27)
--------------------------------------------------------------------

Net increase/(decrease) in cash and                21,225   (36,392)
  cash equivalents
Cash and cash equivalents:
  Beginning of the period                          70,126   127,165
--------------------------------------------------------------------

  End of the period                              $ 91,351 $  90,773
====================================================================

Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                      $  4,100 $   8,008
   Income taxes                                    29,607    14,165

   Net unrealized holding (loss)                     (410)   (1,954)
    on investments

   Conversion of convertible debt into common
    stock, net of unamortized issue costs and
    accrued interest                              162,036         0

   Common stock tendered in settlement of stock
    options exercised                               4,859         0

   Conversion of compensatory stock options
    into common stock in connection with merger     1,158         0


               See notes to consolidated financial statements

                         STARBUCKS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the 13 Weeks and 39 Weeks Ended June 28,
1998 and
                             June 29, 1997

NOTE 1:  FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of June 28, 1998 and September 28, 1997 and for the 13-week and 39-week periods ended June 28, 1998 and June 29, 1997 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As described in Note 2, on May 28, 1998, the Company acquired all of the equity interests of Seattle Coffee Holdings Limited ("Seattle Coffee"). These consolidated financial statements have been prepared under the pooling of interests method of accounting and reflect the combined financial position and operating results of Starbucks and its wholly owned subsidiaries, including Seattle Coffee, for all periods presented. The financial information for the 13-week and 39-week periods ended June 28, 1998 and June 29, 1997 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 28, 1997, is derived from the Company's audited supplemental consolidated financial statements and notes thereto for the year ended September 28, 1997, included in the Company's Registration Statement on Form S-3 (Registration No. 333-58725) filed on
July 8, 1998 and in the Company's Current Report on Form 8-K (Date of
Report: July 9, 1998), and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 39-week periods ended June 28, 1998 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 1998.

NOTE 2: SEATTLE COFFEE

On May 28, 1998, the Company acquired all of the equity interests of Seattle Coffee, a United Kingdom roaster/retailer of specialty coffee, in exchange for 1,817,894 shares of Starbucks common stock. This business combination transaction (the "Transaction") has been accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest, two or more common shareholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the business combination are restated as though the companies had always been combined. The restated financial statements are adjusted to conform the accounting policies and fiscal reporting periods to Starbucks accounting policies and fiscal reporting periods.

The Transaction resulted in one-time transaction and other related after-tax charges of $0.14 per share in the third quarter of fiscal 1998.

The following table compares amounts previously reported by Starbucks prior to the Transaction with combined amounts for the third quarter of fiscal 1997 (in thousands, except earnings per share):

                      Starbucks        Seattle Coffee      Combined
---------------------------------------------------------------------
Q3 1997
Net revenues         $ 242,190          $ 2,051           $ 244,241
Net earnings            14,616            (417)              14,199
Net earnings
 per share-diluted   $    0.18          $(0.01)           $    0.17
---------------------------------------------------------------------

                                        7

NOTE 3:  EARNINGS PER SHARE

The computation of basic earnings per share, in accordance with Statement of Financial Accounting Standards ("SFAS") 128 "Earnings per Share," is based on the weighted average number of common shares and common stock units outstanding during the period. The computation of diluted earnings per share, in accordance with SFAS 128, includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.
The computation of diluted earnings per share also assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with net income adjusted for the after-tax interest expense and amortization of issuance costs applicable to these debentures. The convertible subordinated debentures were converted to equity in the first quarter of fiscal 1998. All periods presented have been calculated in accordance with SFAS 128.

NOTE 4:  DEFERRED STOCK PLAN

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

NOTE 5:  INVENTORIES

Inventories consist of the following (in thousands):

                                          June 28,      September 28,
                                            1998             1997
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  91,255       $  65,296
  Roasted                                   20,505          13,954
 Other merchandise held for sale            31,915          33,253
 Packaging and other supplies                8,155           7,264
------------------------------------------------------------------

                                         $ 151,830       $ 119,767
==================================================================

As of June 28, 1998, the Company had fixed price purchase commitments for green coffee totaling approximately $101 million.

The Company, from time to time, enters into futures contracts to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The Company does not hold or issue derivative instruments for trading purposes. In accordance with SFAS 80 "Accounting for Futures Contracts," these futures contracts meet the hedge criteria and are accounted for as hedges. Gains and losses are calculated based on the difference between the cost basis and the market value of the coffee contracts. Accordingly, gains and losses are deferred and recognized as adjustments to the carrying amount of coffee inventory when purchased, and recognized in results of operations as coffee products are sold. The market risk related to coffee futures is substantially offset by changes in the cost of coffee purchased. The aggregate commitment underlying the Company's futures contracts and deferred losses from the hedged coffee were not significant as of June 28, 1998. Such losses in fair value, if realized, would be offset by lower costs of coffee purchased during the remainder of fiscal 1998 and 1999.

NOTE 6:  NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value.
Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 1999.


NOTE 7:  PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

                                           June 28,     September 28,
                                             1998            1997
--------------------------------------------------------------------
  Land                                   $   3,602        $  3,602
  Building                                   8,338           8,338
  Leasehold improvements                   430,077         352,640
  Roasting and store equipment             205,716         168,929
  Furniture, fixtures and other             75,692          49,790
------------------------------------------------------------------
                                           723,425         583,299
  Less accumulated depreciation
  and amortization                        (198,597)       (144,068)
------------------------------------------------------------------
                                           524,828         439,231
  Work in progress                          42,720          49,560
------------------------------------------------------------------
                                         $ 567,548       $ 488,791
==================================================================

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

GENERAL

During the 39-week period ending June 28, 1998, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 85% of net revenues from its Company-operated retail stores. The Company's specialty sales operations, which include product sales to and royalties and fees from licensees and joint ventures, as well as sales to wholesale customers and grocery stores, accounted for approximately 13% of net revenues. Direct response operations accounted for the remainder of net revenues.

The Company's fiscal year ends on the Sunday closest to September 30.
Fiscal years ending on September 27, 1998 and September 28, 1997 each include 52 weeks. The fiscal year ending on October 3, 1999 will include 53 weeks.


SEATTLE COFFEE

On May 28, 1998, the Company acquired all of the equity interests of Seattle Coffee Holdings Limited ("Seattle Coffee") a United Kingdom roaster/retailer of specialty coffee, in exchange for 1,817,894 shares of Starbucks common stock. This business combination transaction (the "Transaction") has been accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest, two or more common shareholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the business combination are restated as though the companies had always been combined. The restated financial statements are adjusted to conform the accounting policies and fiscal reporting periods to Starbucks accounting policies and fiscal reporting periods.

The Transaction resulted in one-time transaction and other related after-tax charges of $0.14 per share in the third quarter of fiscal 1998.


RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED JUNE 28, 1998, COMPARED TO THE 13 WEEKS ENDED JUNE 29, 1997

Revenues. Net revenues for the 13 weeks ended June 28, 1998, increased 37% to $334.4 million from $244.2 million for the corresponding period in fiscal 1997. Retail sales increased 34% to $283.5 million from $212.0 million due primarily to the opening of new retail stores combined with an increase in comparable store sales (sales from stores open 13 months or longer) of 7% for the period. The increase in comparable store sales resulted from an increase in the number of transactions combined with an increase in the average dollar value per transaction. During the 13 weeks ended June 28, 1998, the Company opened 80 stores in continental North America and 11 in the United Kingdom. The Company ended the period with 1,539 Company-operated stores in continental North America and 64 Company-operated stores in the United Kingdom.

As part of its expansion strategy of clustering stores in existing markets, Starbucks has experienced a certain level of cannibalization of existing stores by new stores as the store concentration has increased. This cannibalization, as well as increased competition and other factors, has and may continue to put downward pressure on the Company's comparable store sales growth.

Specialty sales revenues increased 68% to $47.0 million for the 13 weeks ended June 28, 1998, compared to $27.9 million for the corresponding period in fiscal 1997. Specialty sales growth was driven primarily by new sales to the grocery channel, and increased sales to joint ventures and licensees, and a chain of wholesale clubs.

Starbucks sells roasted coffee to its joint venture with Pepsi-Cola Company, a division of PepsiCo, Inc., (the "North American Coffee Partnership") for use in the manufacture of its bottled Frappuccino(TM) beverage. The Company also sells coffee extract to Dreyer's Grand Ice Cream, Inc. ("Dreyer's") for use in the manufacture of Starbucks branded ice cream sold by the Company's joint venture with Dreyer's (the "Ice Cream Joint Venture"). During the 13 weeks ended June 28, 1998, licensees (including those in which the Company is a joint venture partner) opened 13 stores in continental North America and 14 Pacific Rim stores. The Company ended the period with 122 licensed stores in continental North America and 53 licensed stores in the Pacific Rim. Direct response sales decreased 8% to $4.0 million for the 13 weeks ended June 28, 1998, compared to $4.3 million for the corresponding period in fiscal 1997.

Cost and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues increased to 43.4% for the 13 weeks ended
June 28, 1998, from 42.5% for the corresponding period in fiscal 1997. One-time Transaction-related costs accounted for 0.5% of the increase in cost of sales and related occupancy expense as a percentage of net revenues. The remaining increase of 0.4% was primarily the result of higher green coffee costs partially offset by prior year sales price increases. Cost of sales continues to reflect the higher cost of coffees purchased during the period of high green coffee costs which began in January 1997 and extended through April 1998.

Store operating expenses as a percentage of retail sales increased to 39.4% for the 13 weeks ended June 28, 1998, from 39.0% for the corresponding period in fiscal 1997. One-time Transaction-related costs increased store operating expenses by 1.7% of retail sales. This was partially offset by lower advertising costs.

Other operating expenses (expenses associated with all operations other than Company-owned retail, as well as the Company's share of joint venture profits and losses) were 3.7% of total company net revenues for the 13 weeks ended June 28, 1998, compared to 2.9% for the corresponding period in fiscal 1997. The increase was due primarily to higher advertising and marketing costs related to the rollout of Starbucks coffee to grocery stores on the West Coast, partially offset by improved results of both the Company's North American Coffee Partnership and Ice Cream Joint Venture compared to the corresponding period in fiscal 1997.

General and administrative expenses as a percentage of net revenues were 6.2% for the 13 weeks ended June 28, 1998, compared to 5.8% for the same period in fiscal 1997. This increase was primarily due to systems-related expenditures.

Transaction-related costs totaling $15.6 million were comprised of $8.9 million in direct merger expenses and $6.6 million of other one-time costs associated with the integration of Seattle Coffee. Merger expenses consisted mainly of investment banking, legal and accounting fees for both parties to the Transaction. Other one-time costs were primarily related to asset write-offs due to the planned conversion of Seattle Coffee stores to Starbucks.

Interest and other income for the 13 weeks ended June 28, 1998 was $2.2 million compared to $2.6 million for the corresponding period in fiscal 1997. The decrease in interest and other income was due to lower average investment balances.

Interest and other expense for the 13 weeks ended June 28, 1998 was $0.1 million compared to $1.8 million for the corresponding period in fiscal 1997 due to the conversion of the Company's convertible subordinated debentures to common stock during the first quarter of fiscal 1998.

Income Taxes.  The Company's effective tax rate for the 13 weeks ended
June 28, 1998 was 58.4% compared to 39.2% for the corresponding period in fiscal 1997. The increase was due primarily to non-deductible merger costs. The Company expects the consolidated tax rate going forward to be approximately 38.5%.


RESULTS OF OPERATIONS -- FOR THE 39 WEEKS ENDED JUNE 28, 1998, COMPARED TO THE 39 WEEKS ENDED JUNE 29, 1997

Revenues. Net revenues for the 39 weeks ended June 28, 1998, increased 36% to $951.0 million from $700.7 million for the corresponding period in fiscal 1997. Retail sales increased 34% to $811.7 million from $604.8 million due primarily to the opening of new retail stores combined with an increase in comparable store sales (sales from stores open 13 months or longer) of 6% for the period. The increase in comparable store sales resulted from an increase in the average dollar value per transaction combined with an increase in the number of transactions. During the 39 weeks ended June 28, 1998, the Company opened 273 stores in continental North America and 34 in the United Kingdom.

Specialty sales revenues increased 58% to $123.8 million for the 39 weeks ended June 28, 1998, compared to $78.4 million for the corresponding period in fiscal 1997. Specialty sales growth was broad-based, including increased sales to joint ventures and licensees, sales to grocery stores and higher sales to all other specialty sales categories. During the 39 weeks ended June 28, 1998, licensees (including those in which the Company is a joint venture partner) opened 31 stores in continental North America and 36 stores in the Pacific Rim. Direct response sales decreased 11% to $15.6 million for the 39 weeks ended June 28, 1998, compared to $17.4 million for the corresponding period in fiscal 1997.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 44.7% for the 39 weeks ended June 28, 1998, from 45.7% for the corresponding period in fiscal 1997. This decrease of 1.0% was primarily the result of prior year sales price increases partially offset by higher green coffee costs.

Store operating expenses as a percentage of retail sales increased to 37.6% from 37.0% for the corresponding period in fiscal 1997, due to the Transaction-related costs.

Other operating expenses as a percentage of net revenues were 3.2% for the 39 weeks ended June 28, 1998, compared to 3.1% for the corresponding period in fiscal 1997. The increase was due primarily to higher grocery advertising expenses and higher payroll-related costs for the grocery and international businesses partially offset by improved results of the Company's North American Coffee Partnership and Ice Cream Joint Venture.

General and administrative expenses increased to 6.1% for the 39 weeks ended June 28, 1998, compared to 5.8% for the same period in fiscal 1997. This increase was due primarily to systems-related expenses.

Interest and other income for the 39 weeks ended June 28, 1998 was $6.7 million compared to $10.1 million for the corresponding period in 1997. The decrease in interest and other income was due primarily to lower average investment balances.

Interest and other expense for the 39 weeks ended June 28, 1998 was $1.2 million compared to $5.5 million for the corresponding period in fiscal 1997 due to the conversion of the Company's convertible subordinated debentures to common stock during the first quarter of fiscal 1998.

Income Taxes.  The Company's effective tax rate for the 39 weeks ended
June 28, 1998 was 44.6% compared to 39.3% for the corresponding period in fiscal 1997. The increase was due primarily to non-deductible merger costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $125.1 million in total cash and investments and working capital of $161.8 million. Cash and cash equivalents increased by $21.2 million for the 39 weeks ended June 28, 1998 to $91.4 million.

Cash provided by operating activities totaled $101.5 million for the first
39 weeks of fiscal 1998 resulting primarily from net earnings before non-cash charges of $107.5 million.

Cash used by investing activities for the first 39 weeks of fiscal 1998 totaled $101.0 million. This included capital additions to property, plant and equipment of $143.9 million related to opening 307 new Company-operated stores, purchasing roasting and packaging equipment, enhancing information systems and remodeling certain existing stores. Sales of marketable debt securities during the 39-week period provided $54.3 million. During the 39-week period ending June 28, 1998, the Company made equity investments of $10.4 million in its North American Coffee Partnership and international joint ventures and received $1.5 million in distributions from its Ice Cream Joint Venture. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities.

Cash provided from financing activities for the first 39 weeks of fiscal
1998 totaled $21.0 million. The exercise of employee stock options, the related income tax benefit available to the Company upon exercise of these options and employee stock purchases provided approximately $24.1 million.
A decrease in checks drawn in excess of bank balances used $6.6 million. The sale of common stock by Seattle Coffee prior to the Transaction provided
$4.9 million. Cash requirements for the remainder of fiscal 1998, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company and its licensees plan to open a total of at least 350 new stores in continental North America during fiscal 1998. The Company also anticipates making additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. Management expects capital expenditures for the remainder of fiscal 1998 to be approximately $50 million.

Management currently anticipates additional cash requirements of approximately $2 million for its domestic and international joint ventures during the remainder of fiscal 1998.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for the remainder of fiscal 1998 and through fiscal 1999, barring any major new initiatives. Longer term, the Company expects to reach its goal of at least 2000 stores in continental North America by the end of the year 2000 and 500 stores in Asia and 500 stores in Europe by the end of 2003, using cash flow generated from operations supplemented by additional debt or equity financing, if necessary.

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization and the Association of Coffee Producing Countries, which have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. The Company's ability to raise sales prices in response to rising coffee prices may be limited and the Company's profitability could be adversely affected if coffee prices were to rise substantially.

During fiscal 1997, worldwide green coffee commodity prices increased significantly and remained high relative to historical levels through the second fiscal quarter of 1998. In response, the Company effected sales price increases during fiscal 1997 on its whole bean coffees and its coffee beverages to mitigate the effects of increases in its costs of supply. Because the Company had existing inventories and fixed-price purchase commitments for some of its green coffee requirements at the time of these sales price increases, the Company's gross margins during the first two quarters of fiscal 1998 were favorably impacted by these sales price increases relative to the corresponding periods of fiscal 1997. During the third quarter of fiscal 1998, the Company's gross margins were unfavorably impacted relative to the third quarter of fiscal 1997 as the Company passed the anniversaries of the sales price increases while cost of sales continued to reflect the higher cost of coffee.

The Company enters into fixed price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of June 28, 1998, the Company had approximately $101 million in fixed price purchase commitments which, together with existing inventory, is expected to fulfill all of its remaining fiscal 1998 and a substantial portion of its fiscal 1999 green coffee requirements. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these activities are described below in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

In addition to fluctuating coffee prices, management believes that the Company's future results of operations and earnings could be significantly impacted by factors such as increased competition within the specialty coffee industry, the Company's ability to find optimal store locations at favorable lease rates, the increased costs associated with opening and operating retail stores in new markets and the Company's ability to hire, train and retain qualified personnel.

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

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value.
Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

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

The Company is subject to foreign currency exchange rate exposure, primarily related to its retail operations in Canada and the United Kingdom. Historically, this exposure has had a minimal impact on the Company. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The Company, from time to time, enters into futures contracts to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The aggregate commitment underlying the Company's futures contracts and deferred losses from the hedged coffee were not significant as of June 28, 1998. Such losses in fair value, if realized, would be offset by lower costs of coffee purchased during the remainder of fiscal 1998 and 1999.


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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description

            11         Statement re: computation of per share earnings
            27         Financial Data Schedule

(b)      Current Reports on Form 8-K filed during the 13 weeks ended June 28,
         1998:

         The Company filed a Current Report on Form 8-K (Date of Earliest Event Reported: April 29, 1998) announcing the acquisition of Seattle Coffee.

         The Company filed a Current Report on Form 8-K (Date of Earliest Event Reported: June 4, 1998) reporting the issuance of shares to certain of the equity interest holders of Seattle Coffee pursuant to Regulation S.

         The Company filed a Current Report on Form 8-K (Date of Report:
         July 9, 1998) containing the supplemental consolidated financial statements of Starbucks and its wholly owned subsidiaries, including Seattle Coffee, prepared under the pooling of interests method of accounting.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARBUCKS CORPORATION

Dated:  August 11, 1998                     By:  /s/ Michael Casey
                                            ----------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer

                           STARBUCKS CORPORATION
                           ---------------------
                EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                Three Months Ended      Nine Months Ended
                                June 28,   June 29,     June 28,  June 29,
                                  1998       1997        1998      1997
                               (13 Weeks) (13 Weeks)  (39 Weeks) (39 Weeks)
-------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE CALCULATION
-BASIC:
 Net earnings                   $  7,899   $ 14,199   $ 42,818  $ 37,327
=========================================================================
Weighted average common shares calculation-basic:
  Weighted average number of
   common shares and common
   stock units outstanding        89,069     79,679     87,547    79,335
=========================================================================
 Net earnings per common share
  - basic                         $ 0.09     $ 0.18     $ 0.49    $
0.47
=========================================================================
NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE CALCULATION
-DILUTED(1):
Net earnings calculation:
 Net earnings                    $ 7,899   $ 14,199   $ 42,818  $ 37,327
 Add after tax interest
  expense on Debentures                0      1,075        348     3,225
 Add after tax amortization
  of issuance costs related
  to the Debentures                    0         89         30       267
-------------------------------------------------------------------------
 Adjusted net earnings           $ 7,899   $ 15,363   $ 43,196  $ 40,819
=========================================================================
Weighted average common and
 common equivalent shares calculation- diluted:
 Weighted average number of
  common shares and common
  stock units outstanding         89,069     79,679     87,547    79,335
  Dilutive effect of outstanding
   common stock options            3,505      3,091      3,226     3,353
  Assuming conversion of
   Convertible Subordinated
   Debentures                          0      7,098        936     7,098
-------------------------------------------------------------------------
 Weighted average common and
  common equivalent shares
  - diluted                       92,574     89,868     91,709    89,786
=========================================================================
 Net earnings per common and
  common equivalent share
  - diluted                       $ 0.09     $ 0.17     $ 0.47    $ 0.45
=========================================================================
(1) Diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with income adjusted for the after-tax interest expense and amortization applicable to these debentures.

                                     17