Form 10-K
period 1998-09-27
STARBUCKS CORP
filed 1998-12-28
CIK 829224

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998

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
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrants Common Stock on December 1, 1998, as reported on the National Market tier of The Nasdaq Stock Market, Inc. was $4,368,196,902.

As of December l, 1998, there were 89,655,557 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants Annual Report to Shareholders for the fiscal year ended September 27, 1998 have been incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 23, 1999 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

             Cautionary Statement pursuant to the Private Securities
                         Litigation Reform Act of 1995

         Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, specifically including the effect of problems associated with the Year 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings and other risks detailed herein.


                                     PART I

ITEM 1.  BUSINESS

          General. Starbucks Corporation and its subsidiaries (collectively "Starbucks" or the "Company") purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, a variety of pastries and confections and coffee-related accessories and equipment, primarily through its Company-operated retail stores. In addition to sales through its Company-operated retail stores, Starbucks sells primarily whole bean coffees through its specialty sales operations. Starbucks, through its joint venture partnerships, also produces and sells bottled Frappuccino(TM) coffee drink and a line of premium ice creams. The Company's objective is to establish Starbucks as the most recognized and respected brand of coffee in the world. To achieve this goal, the Company plans to continue to rapidly expand its retail operations, grow its specialty sales businesses, and selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new distribution channels.

          Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with its rigorous coffee standards, Starbucks controls its coffee purchasing, roasting and packaging, and the distribution of coffee to its retail stores. The Company purchases green coffee beans for its many blends and single origin coffees from coffee-producing regions around the world and custom roasts them to its exacting standards.

          Company-Operated Retail Stores. The Company's retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing superior customer service, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In furtherance of this strategy, the Company acquired London-based Seattle Coffee Holdings Limited ("Seattle Coffee Company") in exchange for approximately 1.8 million shares of Starbucks common stock in May 1998. The acquisition gave the Company an immediate presence in the United Kingdom with 61 Starbucks-style retail stores, and provides a logical point of entry for future expansion into the European market. As of September 27, 1998, Starbucks had 1,688 Company-operated stores in 32 states, the District of Columbia, four Canadian provinces and the United Kingdom. Company-operated retail stores accounted for approximately 84% of net revenues during the fiscal year ended September 27, 1998 ("fiscal 1998"). The Company intends to finance additional growth in the number of Company-operated retail stores with cash flow from operations, supplemented by debt financing, if necessary.

         Starbucks retail stores are typically clustered in high-traffic, high-visibility locations. Because the Company can vary the size and format of its stores, Starbucks stores are located in a variety of settings, including downtown and suburban retail centers, office buildings, supermarket foyers and on university campuses. While the Company selectively locates stores in suburban malls, it focuses on stores that are convenient for pedestrian street traffic.

          All Starbucks stores offer a choice of regular or decaffeinated coffee beverages, including at least one "coffee of the day," a broad selection of Italian-style espresso beverages and distinctively packaged, roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, tea, and coffee-making equipment and accessories. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company's whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, drip coffee makers, espresso machines, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a more limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. During fiscal 1998, the Company's retail sales mix by product type was approximately 66% coffee beverages, 14% food items, 12% whole bean coffees, and 8% coffee-making equipment and accessories.

          Specialty Sales. Starbucks specialty sales operations strive to develop the Starbucks brand outside the Company-operated retail store environment. Starbucks strategy for expanding its specialty sales operations is to reach customers as they shop, travel, work and dine by establishing relationships with prominent third parties who share Starbucks values and commitment to quality. These relationships take various forms, including domestic wholesale accounts, domestic retail store and grocery channel licensing agreements, international licensing arrangements and a direct response business. In some situations, the licensee is a joint venture in which Starbucks has an equity ownership interest. During fiscal 1998, specialty sales revenues (which include royalties and fees from licensees as well as product sales) accounted for approximately 16% of the Company's net revenues.

          Domestic Retail Licensing. Although the Company does not generally relinquish operational control of its retail stores in North America, in situations in which a master concessionaire or another company controls or can provide improved access to desirable retail space, the Company may consider licensing its operations. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee and related products for resale in the licensed locations. Employees working in the licensed locations must follow Starbucks detailed store-operating procedures and attend the same core training classes given to Starbucks store managers and employees. As of September 27, 1998, the Company had 133 licensee-operated stores in continental North America.

          Domestic Grocery Licensing. Following supermarket tests in Portland, Oregon and Chicago, Illinois during fiscal 1997 and early fiscal 1998, the Company evaluated several strategic alternatives for accessing the market for whole bean and ground specialty coffee in supermarkets. During the second half of fiscal 1998, the Company expanded the distribution of its coffee to 10 West Coast grocery markets. By fiscal year-end, Starbucks whole bean and ground coffee was available in approximately 4,000 supermarkets. Late in fiscal 1998, Starbucks entered into a long-term licensing agreement with Kraft Foods, Inc. ("Kraft") to accelerate the growth of the Starbucks brand into the grocery channel in the United States. Pursuant to the arrangements with Kraft, Kraft will handle all distribution, marketing, advertising and promotions for Starbucks whole bean and ground coffee in grocery, warehouse club and mass merchandise stores.

          Domestic Joint Ventures. The Company has entered into 50-50 joint ventures with the Pepsi-Cola Company, a division of PepsiCo, Inc. ("Pepsi"), and Dreyer's Grand Ice Cream, Inc. ("Dreyer's"). The joint venture with Pepsi, The North American Coffee Partnership, was formed in fiscal 1994 to develop and distribute ready-to-drink coffee-based products. In May 1996, The North American Coffee Partnership introduced bottled Frappuccino coffee drink in selected supermarkets and other retail points of distribution throughout the west coast of the United States. In mid-1997, the joint venture began to distribute Frappuccino to additional supermarkets, convenience and drug stores on the west coast as well as key cities in the midwest and northeast United States. By the end of fiscal 1998, the joint venture was distributing Frappuccino to approximately 200,000 supermarkets, convenience and drug stores and other locations throughout the United States. The Company's joint venture with Dreyer's was formed in early fiscal 1996 to develop and distribute Starbucks premium coffee ice creams. During fiscal 1997, the Company expanded the product line produced and distributed through the joint venture from six flavors of ice cream to eight flavors of ice cream and two novelty products, including two low-fat ice creams and a low-fat blended coffee bar. In early 1998, the Company introduced its first non-coffee ice cream in limited markets. (See Note 6 to the Company's consolidated financial statements, "Joint Ventures and Other Investments," incorporated by reference to the Company's 1998 Annual Report to Shareholders in Item 8 of this Form 10-K.)

          International Licensing. Starbucks retail stores located outside of continental North America and the United Kingdom are operated through a number of joint venture and licensing arrangements with prominent retailers. During fiscal 1998, the Company expanded its international presence by opening 45 new stores in the

Pacific Rim and entering into agreements with Restaurant Brands, the Berjaya Group and Beijing Mei-Da Coffee Company Ltd. to develop Starbucks stores in New Zealand, Malaysia and Beijing, China, respectively. At fiscal year end the Company had 26 stores in Japan, 13 in Hawaii, 11 in Singapore, six in Taiwan, five in the Philippines and one in Thailand. The Company also has two licensed locations in South Africa and one in Kuwait obtained in the acquisition of Seattle Coffee Company.

          Direct Response. The Company's direct response operations ensure that fresh Starbucks coffee and products are conveniently available via mail order and on-line. Starbucks publishes and distributes a mail order catalog that offers its coffees, certain food items and select coffee-making equipment and accessories. In early October 1998, the Company launched its web site at www.Starbucks.com with an on-line store that allows customers to browse for and purchase coffee, gifts and other items via the internet. Starbucks ships products to customers located in all 50 states and in many foreign countries. Management believes that the Company's direct response operations support its retail store expansion into new markets and reinforce brand recognition in existing markets.

          Product Supply. Coffee is the world's second largest traded commodity and its supply and price are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

          The Company depends upon its relationships with outside trading companies and exporters for its supply of green coffee. To secure an adequate supply and to fix costs for future periods, the Company routinely enters into fixed price purchase commitments for future deliveries of coffee. As of September 27, 1998, the Company had approximately $96 million in fixed price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee well into fiscal 1999. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote. In addition, the Company from time to time purchases and sells coffee futures contracts as a hedging mechanism to minimize cost risk due to market fluctuations. There can be no assurance that these activities will successfully protect the Company against the risks of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities.

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

          Management believes that supermarkets are the most competitive distribution channel for specialty whole bean coffee, in part because supermarkets offer customers a variety of choices without having to make a separate trip to a specialty coffee store. A number of nationwide coffee manufacturers are distributing premium coffee products in supermarkets that may serve as substitutes for the Company's coffees. Regional specialty coffee companies also sell whole bean coffees in supermarkets.

         In addition to the competition generated by supermarket sales of coffee, Starbucks competes for whole bean coffee sales with franchise operators and independent specialty coffee stores. In virtually every major metropolitan area where Starbucks operates and expects to expand, there are local or regional competitors with substantial market presence in the specialty coffee business.

          In addition to the competition for coffee beverage retail sales and whole bean coffee, the Company faces intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that Starbucks will be able to continue to secure adequate sites at acceptable rent levels or that the Company will be able to attract a sufficient number of qualified workers. Starbucks specialty sales operations also face significant competition from established wholesale and mail order suppliers, some of whom have greater financial and marketing resources than the Company.

          Patents, Trademarks and Copyrights. The Company owns and/or has applied to register numerous trademarks and service marks in the United States, Canada and in more than 100 additional countries throughout the world. Rights to the trademarks and service marks in the United States are held by Starbucks U.S. Brands Corporation, a wholly-owned subsidiary of the Company, and are used by the Company under license. Some of the Company's trademarks, including "Starbucks," the Starbucks logo and "Frappuccino," are of material importance to the Company. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use.

          The Company also owns numerous copyrights for its product packaging, promotional materials, in-store graphics and training materials, among other things. The Company also holds patents on certain products and systems. While valuable, individual copyrights and patents currently held by the Company are not viewed as material to the Company's business.

         Research and Development. The Company's Research and Development department is comprised of chemists, engineers, food scientists and technicians responsible for the formulation and technical development of new food, beverage and equipment products. The department has played a major role in the development of bottled Frappuccino, coffee ice cream products, a portafilter system for espresso machines that accommodates both ground coffee and espresso filter packs ("pods"), and the Company's blended fruit and tea beverage, Tiazzi(TM). The Company spent approximately $4.0 million during fiscal 1998 on technical research and development activities, in addition to customary product testing and development in all areas of the Company's business.

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

         Employees. As of September 27, 1998, the Company employed approximately 26,000 individuals, approximately 24,000 in retail stores and regional offices and the remainder in the Company's administrative, specialty sales, real estate, roasting, and warehousing operations. At fiscal year end, 11 of the Company's stores (out of a total of 1,688 Company-operated stores in continental North America and the United Kingdom) were unionized. Starbucks has entered into a labor agreement governing such stores that extends until July 1999. The Company believes that its current relations with its employees are excellent.

ITEM 2.  PROPERTIES

          Starbucks currently operates four roasting and distribution facilities
- two in the Seattle, Washington area, one in East Manchester Township, York County, Pennsylvania and one in London, England. In the Seattle area, the Company leases approximately 92,000 square feet in one building pursuant to a lease extendable through 2001 (the "Seattle Plant"), and owns an additional roasting plant and distribution facility of approximately 305,000 square feet and leases a warehouse facility of approximately 156,000 square feet in Kent, Washington (the "Kent Plant"). The Company has a lease agreement executed in August 1994 with York County Industrial Development Corporation for a roasting and distribution facility (the "York Plant"), providing for approximately 365,000 square feet initially. The lease has a 15-year term and the Company has an option to purchase the land and building within five years of the date of occupancy. Such option to purchase also provides that the Company may purchase, within seven years of occupancy, additional land adjacent to the York Plant that would expand it to 1,000,000 square feet. The Company is party to a letter of intent and a commitment letter which provide that in the event that the Company exercises its option to purchase the York Plant, the Company will have the right to assume loans incurred in connection with its development. The Company also leases a small roasting and storage facility in London, England that supports its operations in the United Kingdom. The lease for this facility expires in 2007 unless extended by the parties.

          The Company also leases approximately 400,000 square feet of a building located in Seattle, Washington for administrative offices and has options to lease approximately 150,000 additional square feet in such building. The Company owns 2.36 acres (102,800 square feet) of undeveloped land near its administrative offices and adjacent to the Seattle Plant, which is currently used for parking.

          As of September 27, 1998, Starbucks operated a total of 1,688 retail stores. All Starbucks stores are located in leased premises. The Company also leases space in approximately 50 additional locations for regional, district and other administrative offices, training facilities and storage, not including spaces within retail stores used for such purposes and certain seasonal retail storage locations.


ITEM 3.  LEGAL PROCEEDINGS

          The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information required by this item is incorporated herein by reference to the section entitled "Shareholder Information" in the Company's 1998 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" in the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Risk Management" in the Company's 1998 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company's 1998 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the sections entitled " Proposal 1 Election of Directors" and "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 1999 (the "Proxy Statement"). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

          The executive officers of the Company, each of whom serves a one-year term and until his or her successor is elected and qualified, are as follows:

       Name                       Age                         Position                     Executive Officer Since
       ----                       ---                         --------                     -----------------------

       Howard Schultz             45      chairman of the board and chief executive                  1985
                                          officer

       Orin Smith                 56      director, president and chief operating officer            1990

       Howard Behar               54      director and president, Starbucks Coffee                   1989
                                          International, Inc.

       John B. Richards           50      president, Retail North America                            1997

       Michael Casey              53      executive vice president, chief financial                  1995
                                          officer and chief administrative officer

       Name                       Age                         Position                     Executive Officer Since
       ----                       ---                         --------                     -----------------------

       E. R. (Ted) Garcia         51      executive vice president, Supply Chain and                 1995
                                          Coffee Operations

       Deidra Wager               43      executive vice president, Retail Marketing and             1993
                                          Operations

       James Alling               37      senior vice president, Specialty Sales and                 1997
                                          Marketing

       Bruce Craig                56      senior vice president, Retail Field Operations             1997

       Sharon E. Elliott          47      senior vice president, Human Resources                     1994

       Deborah Gillotti           41      senior vice president and chief information                1997
                                          officer

       Wanda Herndon              46      senior vice president, Communications and                  1996
                                          Public Affairs

       Shelley B. Lanza           42      senior vice president, Law and Corporate                   1995
                                          Affairs and general counsel

       Judy Meleliat              41      senior vice president, Marketing                           1997

       David M. Olsen             52      senior vice president                                      1991

       Arthur I. Rubinfeld        45      senior vice president, Store Development                   1992

       Michael Sweeney            40      senior vice president, International                       1998

       Don Valencia               46      senior vice president, Research and Development            1997

       Mary Williams              49      senior vice president, Coffee                              1997

       Howard Wollner             45      senior vice president, Administration and                  1998
                                          Strategic Alliance Management

       Scott T. Svenson           32      chief executive officer, Starbucks Coffee (UK)             1998
                                          Holdings Limited


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

          JOHN B. RICHARDS joined the Company in September 1997 as president, Retail North America. Prior to joining the Company, Mr. Richards served as the Executive Vice President of Four Seasons Hotels and Resorts for 10 years. Prior to that time Mr. Richards held various positions with McKinsey & Company and Procter & Gamble.

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

          E. R. (TED) GARCIA joined Starbucks in April 1995 as senior vice president, Supply Chain Operations and was promoted to executive vice president, Supply Chain and Coffee Operations in September 1997. From May 1993 to April 1995, Mr. Garcia was an executive for Gemini Consulting. From January 1990 until May 1993, he was the vice president of Operations Strategy for Grand Metropolitan PLC, Food Sector.

          DEIDRA WAGER joined Starbucks in 1992 and served as the Company's senior vice president, Retail Operations from August 1993 to September 1997 when she was promoted to executive vice president, Retail Marketing and Operations. From September 1992 to August 1993, Ms. Wager served as the Company's vice president, Operation Services. From March 1992 to September 1992, she was the Company's California regional manager. From September 1988 to March 1992, Ms. Wager held several operations positions with Taco Bell(R), Inc., including having served as its director of operations systems development.

         JAMES ALLING joined Starbucks in September 1997 as senior vice president, Grocery and became senior vice president, Specialty Sales and Marketing in December 1998. From 1985 to 1997, Mr. Alling held several marketing and general management positions for Nestle, U.S.A., including serving as the vice president and general manager of the ground coffee division.

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

          DEBORAH GILLOTTI joined Starbucks in February 1997 as senior vice president and chief information officer. Prior to joining Starbucks, Ms. Gillotti served as vice president, Corporate MIS for Duracell International, Inc. (now a division of the Gillette Company). She also held several management positions for KPMG Peat Marwick Management Consulting from 1989 to 1993.

          WANDA HERNDON joined Starbucks in July 1995 as vice president, Communications and Public Affairs and was promoted to senior vice president, Communication and Public Affairs in November 1996. From February 1990 to June 1995, Ms. Herndon held several communications management positions at DuPont. From November 1978 to

February 1990, Ms. Herndon held several public affairs and marketing communications positions for Dow Chemical Company.

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

          MICHAEL SWEENEY joined the Company in November 1998 as senior vice president, International. Prior to joining Starbucks, Mr. Sweeney served from September 1995 to November 1998 as the President of Minnesota Pizza Company, a franchise of Papa Johns, International, which operated 37 locations. From May 1992 to July 1995, Mr. Sweeney served as the President of Blockbuster Mid-America, a franchisee of Blockbuster Entertainment, Inc. that operated 35 locations.

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

          HOWARD WOLLNER joined Starbucks in January 1992 as vice president, Administration and was promoted to senior vice president, Administration and Strategic Alliance Management in October 1998. Prior to joining Starbucks, Mr. Wollner was executive vice president of Watts Silverstein Associates from July 1990 to July 1991. From 1977 to 1990, Mr. Wollner was associated with Canoon & Black Corporation where he was president of C&B Consulting Group, an employee benefits consulting firm.

          SCOTT T. SVENSON joined Starbucks in June 1998 as chief executive officer of Starbucks Coffee (UK) Holdings Limited following the acquisition of Seattle Coffee Company. Mr. Svenson co-founded Seattle Coffee Company in January 1995 and served as its chief executive officer until June 1998. From September 1993 to May 1996 Mr. Svenson was a director of Crestacare plc, assuming the role of deputy chief executive for 1995 and 1996.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form l0-K:

          1.Financial Statements.

              The following financial statements are incorporated by reference to Part II, Item 8 of the Company's 1998 Annual Report to Shareholders:

          Consolidated Balance Sheets as of September 27, 1998 and September
            28, 1997;
          Consolidated Statements of Earnings for the fiscal years ending
            September 27, 1998, September 28, 1997 and September 29, 1996;
          Consolidated Statements of Cash Flows for the fiscal years ending
            September 27, 1998, September 28, 1997 and September 29, 1996;
          Consolidated Statements of Shareholders' Equity for the fiscal years ending September 27, 1998, September 28, 1997 and September 29, 1996;
          Notes to Consolidated Financial Statements.

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


      Exhibit No.   Description
      -----------   -----------
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

          10.1      Starbucks Corporation Key Employee Stock Option Plan - 1994
                    (incorporated herein by reference to Appendix A to the Company's 1994 Proxy Statement filed with the SEC on
                    December 23, 1994)*

          10.1.1 Starbucks Corporation Key Employee Stock Option Plan - 1994, as amended (incorporated herein by reference to Exhibit
                    10.1.1 to the Company's Form 10-K for the fiscal year ended
                    September 29, 1996, filed with the SEC on December 26,
                    1996)*

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

          10.4      Starbucks Corporation Employee Stock Purchase Plan - 1995
                    (incorporated herein by reference to Appendix C to the Company's 1994 Proxy Statement filed with the SEC on
                    December 23, 1994)*

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

          11        Computation of Per Share Earnings

          13        Portions of the 1998 Annual Report to Shareholders

          21        Subsidiaries of the Registrant

          23        Independent Auditors' Consent

          27        Financial Data Schedule



-------------

*         Management contract or compensatory plan or arrangement.


 (b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated as of and filed on July 9, 1998 reporting in Item 5 the completion of the acquisition of all of the equity interests of Seattle Coffee Company. The Current Report contained the audited supplemental consolidated financial statements listed below as of September 28, 1997 and September 29, 1996, and for each of the three years ended September 28, 1997, which had been restated as if Starbucks and Seattle Coffee Company had been combined for all periods presented. The Current Report also contained the unaudited supplemental consolidated financial statements listed below for the first and second quarters of fiscal 1998 (the periods ending December 28, 1997 and March 29, 1998, respectively), which had also been restated as if Starbucks and Seattle Coffee Company had been combined for such periods.


Financial Statements for Fiscal Year 1997
-----------------------------------------
Independent Auditors' Report
Supplemental Consolidated Balance Sheets at September 28, 1997 and
      September 29, 1996
Supplemental Consolidated Statements of Earnings for the Years Ended September
      28, 1997, September 29, 1996 and October 1, 1995
Supplemental Consolidated Statements of Cash Flows for the Years Ended September
      28, 1997, September 29, 1996 and October 1, 1995
Supplemental Consolidated Statements of Shareholders' Equity for the Years Ended
      September 28, 1997, September 29, 1996 and October 1, 1995
Notes to Supplemental Consolidated Financial Statements for the Years Ended
      September 28, 1997, September 29, 1996 and October 1, 1995

Financial Statements for the First Fiscal Quarter of 1998
---------------------------------------------------------
Supplemental Consolidated Statements of Earnings for the 13 weeks Ended
      December 28, 1997 and December 29, 1996
Supplemental Consolidated Balance Sheets at December 28, 1997 and
      September 28, 1997
Supplemental Consolidated Statements of Cash Flows for the 13 weeks Ended
      December 28, 1997 and December 29, 1996
Notes to Supplemental Quarterly Consolidated Financial Statements for the 13 Weeks
      Ended December 28, 1997 and December 29, 1996

Financial Statements for the Second Fiscal Quarter of 1998 Supplemental
-----------------------------------------------------------------------
Consolidated Statements of Earnings for the 13 and 26 weeks Ended
      March 29, 1998 and March 30, 1997
Supplemental Consolidated Balance Sheets at March 29, 1998 and
      September 28, 1997
Supplemental Consolidated Statements of Cash Flows for the 26 weeks Ended March
      29, 1998 and March 30, 1997
Notes to Supplemental Quarterly Consolidated Financial Statements for the 13 and
      26 Weeks Ended March 29, 1998 and March 30, 1997

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STARBUCKS CORPORATION


                                    By:  /s/ Howard Schultz
                                         --------------------------------------
                                         Howard Schultz
                                         chairman of the Board of Directors and
                                           chief executive officer

December 17, 1998

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

Signature                        Title                                                   Date
---------                        -----                                                   ----

/s/ Howard Schultz               chairman of the Board of Directors                      December 17, 1998
------------------------
Howard Schultz                    and chief executive officer


/s/ Orin C. Smith                director, president and chief operating                 December 15, 1998
------------------------
Orin C. Smith                     officer


/s/ Howard Behar                 director, president of Starbucks Coffee                 December 15, 1998
------------------------
Howard Behar                      International, Inc.


/s/ Michael Casey                executive vice president, chief                         December 15, 1998
------------------------
Michael Casey                     financial officer and chief administrative officer
                                  (principal financial officer and principal
                                  accounting officer)

/s/ Barbara Bass                 director                                                December 15, 1998
------------------------
Barbara Bass

/s/ Jeffrey H. Brotman           director                                                December 12, 1998
------------------------
Jeffrey H. Brotman

/s/ Craig J. Foley               director                                                December 18, 1998
------------------------
Craig J. Foley

/s/ Arlen I. Prentice            director                                                December 15, 1998
------------------------
Arlen I. Prentice

/s/ James G. Shennan, Jr.        director                                                December 15, 1998
------------------------
James G. Shennan, Jr.

                                  EXHIBIT INDEX

         Exhibit No.       Description                                                                  Page No.
         -----------       -----------                                                                  --------

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

              10.1         Starbucks Corporation Key Employee Stock Option Plan
                           - 1994 (incorporated herein by reference to Appendix
                           A to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

              10.1.1       Starbucks Corporation Key Employee Stock Option Plan
                           - 1994, as amended (incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on December 26, 1996)*

              10.2         Starbucks Corporation 1989 Stock Option Plan for
                           Non-Employee Directors, as amended (incorporated herein by reference to Appendix B to the Company's
                           1994 Proxy Statement filed with the SEC on December
                           23, 1994)*

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

              10.4         Starbucks Corporation Employee Stock Purchase Plan - 1995 (incorporated herein by reference to Appendix C to the Company's 1994 Proxy
                           Statement filed with the SEC on December 23, 1994)*

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

              11           Computation of Per Share Earnings                                            E-4

              13           Portions of the 1998 Annual Report to Shareholders                           E-5

              21           Subsidiaries of the Registrant                                               E-31

              23           Independent Auditors' Consent                                                E-32

              27           Financial Data Schedule                                                      E-33


-------------
     * Management contract or compensatory plan or arrangement.