Form 10-Q
period 1998-12-27
STARBUCKS CORP
filed 1999-02-10
CIK 829224

------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                         ----------------------------

                                 FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended December 27, 1998

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

        YES [X]                                 NO [ ]

As of February 1, 1999, there were 90,048,024 shares of the Registrant's Common Stock outstanding.
------------------------------------------------------------------------

                            STARBUCKS CORPORATION



                                   INDEX



                       PART I.  FINANCIAL INFORMATION




                                                             Page No.

Item 1.  Financial Statements. . . . . . . . . . . . . . . . .    3



Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                     14


                       PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .   15



Signature. . . . . . . . . . . . . . . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STARBUCKS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)
                                                    Three Months Ended
                                               December 27,   December 28,
                                                   1998           1997
                                                (13 Weeks)     (13 Weeks)
                                                        (unaudited)
--------------------------------------------------------------------------
Net revenues                                     $405,638       $321,325

Cost of sales and related
  occupancy costs                                 186,300        146,235

Store operating expenses                          122,601         98,101

Other operating expenses                           13,308          9,674

Depreciation and amortization                      21,893         16,051

General and administrative
  expenses                                         20,359         17,783
------------------------------------------------------------------------

  Operating income                                 41,177         33,481

Interest and other income                           2,124          2,157

Interest and other expense                           (183)         (845)
-------------------------------------------------------------------------

  Earnings before income taxes                     43,118         34,793

Income taxes                                       16,385         13,838
-------------------------------------------------------------------------

Net earnings                                      $26,733        $20,955
=========================================================================

Net earnings per common share - basic             $  0.30        $  0.25

Net earnings per common share - diluted           $  0.29        $  0.23

Weighted average shares outstanding:
Basic                                              90,021         84,978
Diluted                                            92,733         90,962

                See notes to consolidated financial statements

                            STARBUCKS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                            December 27,  September 27,
                                                1998           1998
                                            (unaudited)
----------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                  $  128,385     $101,663
  Short-term investments                         56,079       21,874
  Accounts receivable                            45,029       50,972
  Inventories                                   117,957      143,118
  Prepaid expenses and other
   current assets                                11,643       11,205
  Deferred income taxes, net                      9,023        8,448
----------------------------------------------------------------------
   Total current assets                         368,116      337,280

Joint ventures and other investments             43,559       38,917
Property, plant and equipment, net              628,201      600,794
Deposits and other assets                        16,594       15,764
----------------------------------------------------------------------
   Total                                    $ 1,056,470     $992,755
======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   53,016     $54,446
  Checks drawn in excess of bank balances        36,840      33,634
  Accrued compensation and related costs         36,177      35,941
  Accrued occupancy costs                        19,356      17,526
  Other accrued expenses                         50,873      37,928
----------------------------------------------------------------------
   Total current liabilities                    196,262     179,475

Deferred income taxes, net                       20,164      18,983

Shareholders' equity:
  Common stock - Authorized, 150,000,000;
   issued and outstanding, 90,408,232 and
   88,316,635 shares, respectively,(includes
   424,275 common stock units in both periods)  607,508     589,214
  Retained earnings                             238,979     212,246
  Accumulated other comprehensive income         (6,443)     (7,163)
----------------------------------------------------------------------

  Total shareholders' equity                    840,044     794,297
----------------------------------------------------------------------
   Total                                   $  1,056,470    $992,755
======================================================================

                 See notes to consolidated financial statements
                                      4

                            STARBUCKS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                  Three Months Ended
----------------------------------------------------------------------
                                              December 27,  December 28,
                                                  1998         1997
                                                (13 Weeks)  (13 Weeks)
                                                      (unaudited)
----------------------------------------------------------------------
Operating activities:
  Net earnings                                  $  26,733   $20,955
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                 24,638    17,764
     Deferred income taxes, net                       604      (134)
     Equity in losses of investees                    353        45
  Cash provided/(used) by changes in
   operating assets and liabilities:
     Accounts receivable                            5,920    (4,557)
     Inventories                                   26,435     3,714
     Prepaid expenses and other
      current assets                                 (419)     (640)
     Accounts payable                              (1,602)   13,740
     Accrued compensation and
      related costs                                   252     1,292
     Accrued occupancy costs                        1,830     1,838
     Other accrued expenses                        12,596    12,034
-----------------------------------------------------------------------
Net cash provided by operating activities          97,340    66,051
Investing activities:
  Purchase of investments                         (52,998)  (22,698)
  Maturity of investments                          11,000    28,740
  Sale of investments                                   0     4,150
  Investments in joint ventures                    (1,963)   (6,131)
  Distributions from joint ventures                 5,000     1,000
  Additions to property, plant
   and equipment                                  (51,817)  (49,979)
  Additions to deposits and other assets           (1,018)     (443)
----------------------------------------------------------------------
Net cash used by investing activities             (91,796)  (45,361)
Financing activities:
  Increase in cash provided by checks
   drawn in excess of bank balances                 3,216     4,631
  Proceeds from sale of common stock                1,499     5,791
  Exercise of stock options                        10,181     2,950
  Tax benefit from exercise of non-qualified
   stock options                                    6,614     1,565
----------------------------------------------------------------------
Net cash provided by financing activities          21,510    14,937
----------------------------------------------------------------------

Balance, carried forward                           27,054    35,627

                          (Continued on next page)


Balance, brought forward                           27,054    35,627
Effect of exchange rate changes
  on cash and cash equivalents                       (332)     (107)
-----------------------------------------------------------------------

Net increase in cash and
  cash equivalents                                 26,722    35,520
Cash and cash equivalents:
  Beginning of the period                         101,663    70,126
----------------------------------------------------------------------

  End of the period                              $128,385    $105,646
======================================================================


Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                      $     54    $3,679
   Income taxes                                     7,487     2,569

   Net unrealized holding loss                         (4)     (348)
    on investments

   Conversion of convertible debt into common
    stock, net of unamortized issue costs and
    accrued interest                                     0  162,056

   Common stock tendered in settlement of stock
    options exercised                                    0    4,859

                 See notes to consolidated financial statements

                         STARBUCKS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the 13 Weeks Ended December 27, 1998 and
                           December 28, 1997

NOTE 1:  FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of December 27, 1998 and September 27, 1998 and for the 13-week periods ended December 27, 1998 and December 28, 1997 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week periods ended December 27, 1998 and December 28, 1997 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 27, 1998, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended September 27, 1998, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week period ended December 27, 1998 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 1999.



NOTE 2:  EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares and common stock units outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options. The computation of diluted earnings per share also assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with net income adjusted for the after-tax interest expense and amortization of issuance costs applicable to these debentures. The Company's convertible subordinated debentures were converted to equity during the first quarter of fiscal 1998.

NOTE 3:  INVENTORIES

Inventories consist of the following (in thousands):

                                        December 27,      September 27,
                                            1998             1998
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  50,915       $  77,400
  Roasted                                   21,452          18,996
 Other merchandise held for sale            38,113          36,850
 Packaging and other supplies                7,477           9,872
------------------------------------------------------------------

                                         $ 117,957       $ 143,118
==================================================================

As of December 27, 1998, the Company had fixed price purchase commitments for green coffee totaling approximately $92 million.

The Company may, from time to time, enter into futures contracts to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The Company does not hold or issue derivative instruments for trading purposes. In accordance with Statement of Financial Accounting Standards ("SFAS") 80 "Accounting for
Futures Contracts," these futures contracts meet the hedge criteria and are accounted for as hedges. Accordingly, gains and losses are deferred and recognized in results of operations as coffee products are sold. Gains and losses are calculated based on the difference between the cost basis and the market value of the coffee contracts. The market risk related to coffee futures is substantially offset by changes in the cost of coffee purchased.


NOTE 4:  NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS 133,
"Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 1999.



NOTE 5:  PROPERTY, PLANT, AND EQUIPMENT



  Property, plant, and equipment are recorded at cost and consist of the following
   (in thousands):

                                          December 27,     September 27,
                                             1998            1998
--------------------------------------------------------------------
  Land                                   $   3,602        $  3,602
  Building                                   8,338           8,338
  Leasehold improvements                   498,626         460,020
  Roasting and store equipment             230,510         218,744
  Furniture, fixtures and other             84,176          79,953
------------------------------------------------------------------
                                           825,252         770,657
  Less accumulated depreciation
  and amortization                        (241,825)       (218,455)
------------------------------------------------------------------
                                           583,427         552,202
  Work in progress                          44,774          48,592
------------------------------------------------------------------
                                         $ 628,201       $ 600,794
==================================================================

NOTE 6:  COMPREHENSIVE INCOME

The Company has adopted SFAS 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company; it has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                               Three months ended
                                        December 27,       December 28,
                                           1998                1997
----------------------------------------------------------------------
Net income                              $ 26,733            $ 20,955
Translation adjustment                       724              (1,266)
Unrealized holding losses, net                (4)               (348)
                                        --------            --------
Total comprehensive income              $ 27,453            $ 19,341
======================================================================

NOTE 7:  SUBSEQUENT AND OTHER EVENTS

On December 15, 1998, the Company announced its intention to acquire all of the stock of Pasqua Inc., a San Francisco, California-based roaster and retailer of specialty coffee. The transaction is scheduled to close in the second fiscal quarter of 1999 and will be accounted for as a purchase.

On January 20, 1999, Starbucks acquired the net assets of Tazo, L.L.C., a Portland, Oregon-based tea company that produces premium tea products. The transaction will be accounted for as a purchase.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Certain statements herein, including anticipated store openings, planned capital expenditures, and trends in or expectations regarding the Company's operations, specifically including the effect of problems associated with the Year 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

GENERAL

During the 13-week period ending December 27, 1998, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 85% of net revenues from its Company-operated retail stores. The remaining 15% of net revenues are accounted for by the Company's specialty sales operations, which include product sales to and royalties and fees from licensees, product sales to wholesale customers, as well as direct response sales.

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal year 1998 had 52 weeks. The fiscal year ending on October 3, 1999 will include 53 weeks.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED DECEMBER 27, 1998, COMPARED TO THE 13 WEEKS ENDED DECEMBER 28, 1997

Revenues.  Net revenues for the 13 weeks ended December 27, 1998, increased
26% to $406 million from $321 million for the corresponding period in fiscal 1998. Retail sales increased 25% to $343 million from $275 million due primarily to the opening of new retail stores combined with an increase in comparable store sales (sales from stores open 13 months or longer) of 3% for the period. The increase in comparable store sales resulted from an increase in the number of transactions partially offset by a decrease in the average dollar value per transaction. During the 13 weeks ended December 27, 1998, the Company opened 97 stores in continental North America and 8 in the United Kingdom. The Company ended the period with 1,713 Company-operated stores in continental North America and 74 Company-operated stores in the United Kingdom.

Specialty sales revenues increased 36% to $63 million for the 13 weeks ended December 27, 1998, compared to $46 million for the corresponding period in fiscal 1998. Specialty sales growth was driven primarily by higher revenues in the grocery category and higher sales to licensees and joint ventures. During late fiscal 1998, the Company signed a long-term licensing agreement with Kraft Foods, Inc. ("Kraft") to handle the U.S. distribution, marketing, and advertising for Starbucks whole bean and ground coffee in grocery, warehouse club and mass merchandise stores. The transition to Kraft began in December 1998. The Company sells roasted coffee to its joint venture with Pepsi-Cola Company, a division of PepsiCo, Inc., (the "North American Coffee Partnership") for use in the manufacture of its bottled Frappuccino(R) coffee drink. The Company also sells coffee extract to Dreyer's Grand Ice Cream, Inc. ("Dreyer's") for use in the manufacture of Starbucks branded ice cream sold by the Company's joint venture with Dreyer's (the "Ice Cream Joint Venture"). Licensees (including those in which the Company is a joint venture partner) opened 9 stores in continental North America and 32 stores in international markets. The Company ended the period with 146 licensed stores in continental North America and 97 licensed stores in international markets.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues increased to 45.9% for the 13 weeks ended
December 27, 1998, from 45.5% for the corresponding period in fiscal 1998. Cost of sales as a percentage of revenues increased due to an overall sales mix shift from retail to specialty sales as well as higher occupancy costs. Retail product margins were unchanged overall; dairy costs were higher in the first quarter of fiscal 1999 than the same period in fiscal 1998 but these higher costs were offset by lower green coffee costs and favorable product mix shifts within the retail stores.

Store operating expenses as a percentage of retail sales increased to 35.8% for the 13 weeks ended December 27, 1998, from 35.7% for the corresponding period in fiscal 1998. The increase was due to the greater significance of the United Kingdom retail stores, which have higher store operating expenses relative to their sales than the Company's North American stores. For the quarter, store operating expenses for both the North American and United Kingdom retail businesses decreased slightly as a percentage of their respective retail sales. The decrease in North America was due to lower regional overhead, supplies and pre-opening expenses partially offset by higher payroll-related expenditures.

Other operating expenses (expenses associated with all operations other than Company-owned retail, as well as the Company's share of joint venture profits and losses) were 3.3% of total Company net revenues for the 13 weeks ended December 27, 1998, compared to 3.0% for the corresponding period in fiscal 1998. The increase was due primarily to payroll and other expenses associated with building infrastructure in the Specialty Sales business unit. These expenses were partially offset by decreased overhead due to the transition of grocery distribution, marketing, and advertising to Kraft.

Depreciation and amortization was 5.4% of net revenues, up from 5.0% of net revenues in the first quarter of fiscal 1998 due primarily to depreciation on new information systems projects put into service in the last year.

General and administrative expenses as a percentage of net revenues were 5.0% for the 13 weeks ended December 27, 1998, compared to 5.5% for the same period in fiscal 1998. This decrease was primarily due to lower professional fees and lower relocation and recruitment expenses.

Interest and other expense for the 13 weeks ended December 27, 1998 was $0.2 million compared to $0.8 million for the corresponding period in fiscal 1998 due to the conversion of the Company's convertible subordinated debentures to common stock during the first quarter of fiscal 1998.

Income Taxes. The Company's effective tax rate for the 13 weeks ended December 27, 1998 was 38.0% compared to 39.8% for the corresponding period in fiscal 1998 due to non-deductible losses incurred by Seattle Coffee Company prior to the business combination which occurred in fiscal 1998. The Company expects the effective tax rate to be 38.0% for the remainder of fiscal 1999.

SUBSEQUENT AND OTHER EVENTS

On December 15, 1998, the Company announced its intention to acquire all of the stock of Pasqua Inc., a San Francisco, California-based roaster and retailer of specialty coffee. The transaction is scheduled to close in the second fiscal quarter of 1999 and will be accounted for as a purchase.

On January 20, 1999, Starbucks acquired the net assets of Tazo, L.L.C., a Portland, Oregon-based tea company that produces premium tea products. The transaction will be accounted for as a purchase.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $184.5 million in total cash and short-term investments and working capital of $171.9 million. Cash and cash equivalents increased by $26.7 million for the 13 weeks ended December 27, 1998 to $128.4 million.

Cash provided by operating activities totaled $97.3 million for the first 13 weeks of fiscal 1999 resulting primarily from net earnings before non-cash charges of $52.3 million and a $26.4 million decrease in inventories.

Cash used by investing activities for the first 13 weeks of fiscal 1999 totaled $91.8 million. This included capital additions to property, plant and equipment of $51.8 million related to opening 105 new Company-operated stores, enhancing information systems, purchasing roasting and packaging equipment, and remodeling certain existing stores. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company's marketable securities portfolio during the 13-week period used $42.0 million. During the 13-week period ending December 27, 1998, the Company made equity investments of $2.0 million in its international joint ventures and received $5.0 million in distributions from its domestic joint ventures.

Cash provided from financing activities for the first 13 weeks of fiscal 1999 totaled $21.5 million and included cash generated from the exercise of employee stock options and the related income tax benefit available to the Company upon exercise of such options and cash generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest and are exercised, the Company will continue to receive proceeds and a tax deduction; however, neither the amounts nor timing can be predicted.

Cash requirements for the remainder of fiscal 1999, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company and its licensees plan to open a total of at least 400 new stores in continental North America and 100 in international markets during fiscal 1999. The Company also anticipates making additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that amounts and timing of the expenditures will occur as planned, management expects capital expenditures for the remainder of fiscal 1999 to be approximately $220 million, which includes expenditures related to the acquisition of Tazo, L.L.C., and the planned acquisition of Pasqua Inc.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for the remainder of fiscal 1999, barring any major new initiatives. Longer term, the Company expects to reach its goal of at least 2,500 stores in continental North America by the end of the year 2000 and at least 500 stores in the Pacific Rim and 500 stores in Europe by the end of 2003, using cash flow generated from operations supplemented by debt financing, if necessary.


YEAR 2000 COMPLIANCE

The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Computer programs, at the Company and elsewhere, with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to produce and distribute products, process transactions or engage in similar normal business activities. To address the Year 2000 issue and its risks, the Company has formed a cross-functional Task Force, headed by senior management, to evaluate the risks and implement appropriate remediation and contingency plans.

The Company's preparations for the Year 2000 have been divided into two categories, MIS supported systems and other systems and issues. The majority of computer and telephony applications at Starbucks are relatively recent purchases that are not expected to be affected by the Year 2000 problem. All of the MIS supported systems used at Starbucks have been identified, evaluated and remediation plans have been implemented. During the first quarter of fiscal 1999, all of the computer code previously identified as non-compliant was corrected and unit tested. The Company leased additional hardware that will be used over the next six months for extensive testing of the accounting, payroll, inventory, and other administrative systems. The Company also acquired a software package that will be used to inventory the Company's network-connected PC hardware and software. The software package will allow the Company to more accurately identify and remediate non-compliant PC-based hardware and software.

To address issues arising from non-MIS supported systems or embedded chips and to evaluate the Company's exposure to third parties' failures to remediate their Year 2000 problems, the Company has identified the critical product and service suppliers for each of its business units and departments. The Company has solicited information from these critical suppliers and others about their remediation and contingency plans and their ability to meet the Company's needs in the Year 2000. By quarter end, the Company had received responses from approximately 50% of these product and service suppliers, most of which indicate that they are actively addressing the Year 2000 issue. The Company is continuing to solicit and track responses to its inquiries and plans to work with its suppliers to develop appropriate contingency plans. There can be no guarantee, however, that the other companies on which the Company relies will be prepared for the Year 2000 and that their Year 2000 problems will not have an adverse effect on the Company.

The Company spent approximately $0.7 million in direct costs for the Year 2000 compliance project through the first quarter of fiscal 1999 and expects to spend an additional $1.2 million to complete its remediation efforts. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are management's best estimates, which are based on numerous assumptions about future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will prove true and actual results could differ significantly from those projected.

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

The Company enters into fixed price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of December 27, 1998, the Company had approximately $92 million in fixed price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through the end of fiscal 1999. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote. The Company does not expect the recent natural disasters in Nicaragua or Colombia to have any material impact on the availability or cost of its coffee supplies.

To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these activities are described below in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

In addition to fluctuating coffee prices, management believes that the Company's future results of operations and earnings could be significantly impacted by factors such as increased competition within the specialty coffee industry, the Company's ability to find optimal store locations at favorable lease rates, the increased costs associated with opening and operating retail stores in new markets, and the Company's ability to hire, train and retain qualified personnel.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal fluctuations. Significant portions of the Company's net revenues and profits are realized during the first quarter of the Company's fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of seasonal influences. Because of the seasonality of the Company's business and its overall growth, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.
The Company does not hedge its interest rate exposures.

The Company is subject to foreign currency exchange rate exposure, primarily related to its retail operations in Canada and the United Kingdom. Historically, this exposure has had a minimal impact on the Company. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The Company may, from time to time, enter into futures contracts to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The Company does not hold or issue derivative instruments for trading purposes. In accordance with Statement of Financial Accounting Standards No. 80 "Accounting for Futures Contracts," these futures contracts meet the hedge criteria and are accounted for as hedges. Accordingly, gains and losses are deferred and recognized in results of operations as coffee products are sold. Gains and losses are calculated based on the difference between the cost basis and the market value of the coffee contracts. The market risk related to coffee futures is substantially offset by changes in the cost of coffee purchased.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description

            11         Statement re: computation of per share earnings
            27         Financial Data Schedule

(b) Current Reports on Forms 8-K filed during the 13 weeks ended December 27, 1998:

         None




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARBUCKS CORPORATION

Dated:  February 10, 1999                   By:  /s/ Michael  Casey
                                            ----------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer

                           STARBUCKS CORPORATION
                           ---------------------

                EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                Three Months Ended
                                            December 27,  December 28,
                                               1998          1997
                                            (13 Weeks)    (13 Weeks)
--------------------------------------------------------------------------
CALCULATION OF EARNINGS PER COMMON SHARE-BASIC:
Net earnings                                $ 26,733       $ 20,955
=========================================================================

Weighted average common shares and
 common stock units outstanding               90,021         84,978
=========================================================================

Net earnings per common share-basic           $ 0.30         $ 0.25
=========================================================================

CALCULATION OF EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE-DILUTED(1):
Net earnings calculation:
 Net earnings                                $26,733       $ 20,955
 Add after-tax interest
  expense on debentures                            0            348
 Add after-tax amortization of issuance
  costs related to the debentures                  0             30
-------------------------------------------------------------------------
 Adjusted net earnings                       $26,733       $ 21,333
=========================================================================
Weighted average shares outstanding
 calculation:
 Weighted average common shares
  and common stock units outstanding          90,021         84,978
 Dilutive effect of outstanding common
  stock options                                2,712          3,176
 Assuming conversion of convertible
  subordinated debentures                          0          2,808
-------------------------------------------------------------------------
Weighted average common and common
 equivalent shares outstanding                92,733         90,962
=========================================================================
Net earnings per common and
 common equivalent share-diluted              $ 0.29         $ 0.23
=========================================================================
(1) Diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with income adjusted for the after-tax interest expense and amortization applicable to these debentures. The Company's convertible subordinated debentures were converted to equity during the first quarter of fiscal 1998.
