Form 10-Q
period 1999-03-28
STARBUCKS CORP
filed 1999-05-12
CIK 829224

----------------------------------------------------------------------------


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                        ----------------------------

                                 FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 28, 1999

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

        YES [X]                                      NO [ ]

As of May 1, 1999, there were 181,843,832 shares of the Registrant's Common Stock outstanding.
------------------------------------------------------------------------------

                           STARBUCKS CORPORATION



                                   INDEX



                       PART I.  FINANCIAL INFORMATION



                                                             Page No.

Item 1.  Financial Statements. . . . . . . . . . . . . . . . .    3


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . .    16


                       PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    16

Item 2.  Changes in Securities and Use of Proceeds. . . . . .    16

Item 4.  Submission of Matters to a Vote of Security Holders.    17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .     17


Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    STARBUCKS CORPORATION
                            CONSOLIDATED STATEMENTS OF EARNINGS
                         (In thousands, except earnings per share)
                          Three Months Ended              Six Months Ended
                        March 28,      March 29,      March 28,     March 29,
                          1999           1998           1999           1998
                       (13 Weeks)     (13 Weeks)     (26 Weeks)     (26 Weeks)
                              (unaudited)                    (unaudited)
-----------------------------------------------------------------------------
Net revenues             $375,822       $295,243       $781,460      $616,568

Cost of sales and related
  occupancy costs         169,957        133,501        356,256       279,736

Store operating expenses  121,845         95,026        244,449       193,126

Other operating expenses   11,142          8,634         24,450        18,307

Depreciation and
   amortization            23,740         17,435         45,634        33,487

General and administrative
  expenses                 22,371         19,307         42,726        37,090
-----------------------------------------------------------------------------

  Operating income         26,767         21,340         67,945        54,822

Interest and other income   2,431          2,329          4,555         4,486

Interest and other expense   (234)          (235)          (418)       (1,080)
-----------------------------------------------------------------------------

  Earnings before
    income taxes           28,964         23,434         72,082       58,228

Income taxes               11,007          9,472         27,391       23,310
-----------------------------------------------------------------------------

Net earnings              $17,957        $13,962        $44,691      $34,918
=============================================================================

Net earnings per common share
 - basic                  $  0.10        $  0.08        $  0.25     $  0.20

Net earnings per common share
 - diluted                $  0.10        $  0.08        $  0.24     $  0.19

Weighted average shares outstanding:
Basic                     181,370        177,158        180,706     173,557
Diluted                   188,349        182,879        186,917     182,383


See notes to consolidated financial statements

                            STARBUCKS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)
                                             March 28,    September 27,
                                                1999           1998
                                            (unaudited)
----------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                  $  127,474     $101,663
  Short-term investments                         38,223       21,874
  Accounts receivable                            37,971       50,972
  Inventories                                   129,184      143,118
  Prepaid expenses and other
   current assets                                15,883       11,205
  Deferred income taxes, net                      8,536        8,448
----------------------------------------------------------------------
   Total current assets                         357,271      337,280

Joint ventures and other investments             48,527       38,917
Property, plant and equipment, net              654,224      600,794
Deposits and other assets                        20,654       15,685
Goodwill, net                                    13,663           79
----------------------------------------------------------------------
   Total                                    $ 1,094,339     $992,755
======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   54,470      $54,446
  Checks drawn in excess of bank balances        34,388       33,634
  Accrued compensation and related costs         41,177       35,941
  Accrued occupancy costs                        19,868       17,526
  Other accrued expenses                         33,492       37,928
----------------------------------------------------------------------
   Total current liabilities                    183,395      179,475

Deferred income taxes, net                       21,607       18,983

Shareholders' equity:
  Common stock - Authorized, 300,000,000;
   issued and outstanding, 182,551,775 and
   179,266,956 shares, respectively,(includes
   848,550 common stock units in both periods)  638,516      589,214
  Retained earnings                             256,937      212,246
  Accumulated other comprehensive income         (6,116)      (7,163)
----------------------------------------------------------------------

  Total shareholders' equity                    889,337      794,297
----------------------------------------------------------------------
   Total                                   $  1,094,339     $992,755
======================================================================

                 See notes to consolidated financial statements

                            STARBUCKS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                  Six Months Ended
----------------------------------------------------------------------
                                                March 28,    March 29,
                                                  1999         1998
                                                (26 Weeks)  (26 Weeks)
                                                      (unaudited)
----------------------------------------------------------------------
Operating activities:
  Net earnings                                  $44,691      $34,918
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization               50,630       37,154
     Deferred income taxes, net                   2,479          719
     Equity in losses of investees                  731          177
  Cash provided/(used) by changes in
   operating assets and liabilities:
     Accounts receivable                         13,984       (4,120)
     Inventories                                 11,485       (9,489)
     Prepaid expenses and other
      current assets                             (4,473)      (1,138)
     Accounts payable                             1,523       21,401
     Accrued compensation and
      related costs                               4,750        4,636
     Accrued occupancy costs                      2,342        2,666
     Other accrued expenses                      (6,556)      (5,379)
-----------------------------------------------------------------------
Net cash provided by operating activities       121,586       81,545
Investing activities:
  Purchase of investments                       (80,502)     (47,140)
  Maturity of investments                        59,053       85,640
  Sale of investments                                 0        5,137
  Purchases of businesses, net of cash acquired (16,216)           0
  Investments in joint ventures                 (10,002)      (6,131)
  Distributions from joint ventures               5,500        1,400
  Additions to property, plant
   and equipment                                (99,277)     (93,993)
  Additions to deposits and other assets         (4,769)      (1,415)
----------------------------------------------------------------------
Net cash used by investing activities          (146,213)     (56,502)
Financing activities:
  Decrease in cash provided by checks
   drawn in excess of bank balances                (114)      (7,090)
  Proceeds from sale of common stock              3,329        6,881
  Exercise of stock options                      29,789        8,609
  Tax benefit from exercise of non-qualified
   stock options                                 16,184        4,408
----------------------------------------------------------------------
Net cash provided by financing activities        49,188       12,808
----------------------------------------------------------------------

Balance, carried forward                           24,561     37,851

                          (Continued on next page)


Balance, brought forward                           24,561     37,851
Effect of exchange rate changes
  on cash and cash equivalents                      1,250        (39)
-----------------------------------------------------------------------

Net increase in cash and
  cash equivalents                                 25,811     37,812
Cash and cash equivalents:
  Beginning of the period                         101,663     70,126
----------------------------------------------------------------------

  End of the period                              $127,474   $107,938
======================================================================


Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                      $     90    $3,828
   Income taxes                                    18,789    18,756

   Net unrealized holding gain/(loss)                  87      (406)
    on investments

   Conversion of convertible debt into common
    stock, net of unamortized issue costs and
    accrued interest                                    0   162,036

   Common stock tendered in settlement of stock
    options exercised                                   0     4,859


                 See notes to consolidated financial statements


                            STARBUCKS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the 13 Weeks and 26 Weeks Ended March 28, 1999 and March 29, 1998

NOTE 1:  FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of March 28, 1999 and September 27, 1998 and for the 13-week and 26-week periods ended March 28, 1999 and March 29, 1998 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week and 26-week periods ended March 28, 1999 and March 29, 1998 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 27, 1998, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended September 27, 1998, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 26-week periods ended March 28, 1999 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 1999.

On March 19, 1999, the Company recorded a 2-for-1 stock split for holders of record on March 5, 1999. Accordingly, outstanding shares, stock options, and per share data presented herein have been retroactively restated for all periods.


NOTE 2:  OTHER EVENTS

On January 20, 1999, Starbucks acquired the net assets of Tazo, L.L.C. ("Tazo"), a Portland, Oregon-based tea company that produces premium tea products. The total purchase price for Tazo was $8.1 million and was recorded under the purchase method of accounting. The purchase price of Tazo has been allocated to the underlying assets acquired and liabilities assumed based on preliminary estimates of their fair values at the date of acquisition. Estimates may be revised at a later date. The residual of approximately
$7.0 million was recorded to "Goodwill" and is being amortized on a straight-line basis over 10 years. Contingent consideration of $0.9 million is currently held in escrow pending resolution of certain potential claims by Starbucks under the purchase agreement. The contingent consideration amount is not included in the purchase price above. Once the contingencies are resolved and the escrow period ends, the Company will record the fair value of any additional net assets acquired and will record any excess consideration as additional goodwill. The results of operations of Tazo are included in the accompanying financial statements from the date of acquisition.

On March 1, 1999, Starbucks acquired the stock of Pasqua Inc. ("Pasqua"), a San Francisco, California-based roaster and retailer of specialty coffee.
The total purchase price for Pasqua was $9.0 million and was recorded under the purchase method of accounting. The purchase price of Pasqua has been allocated to the underlying assets acquired and liabilities assumed based on preliminary estimates of their fair values at the date of acquisition. Estimates may be revised at a later date. The residual of approximately $6.8 million was recorded to "Goodwill" and is being amortized on a straight-line basis over 10 years. Contingent consideration of $1.9 million is currently held in escrow pending resolution of certain potential claims by Starbucks under the purchase agreement. The contingent consideration amount is not included in the purchase price above. Once the contingencies are resolved and the escrow period ends, the Company will record the fair value of any additional net assets acquired and will record any excess consideration as additional goodwill. The results of operations of Pasqua are included in the accompanying financial statements from the date of acquisition.

Pro forma financial information showing the results of operations as if the acquisitions had occurred at the beginning of the year is not presented as the acquisitions would not have had a material impact on previously reported results.


NOTE 3:  EARNINGS PER SHARE

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


NOTE 4:  INVENTORIES

Inventories consist of the following (in thousands):

                                         March 28,      September 27,
                                            1999             1998
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  62,316       $  77,400
  Roasted                                   20,553          18,996
 Other merchandise held for sale            37,375          36,850
 Packaging and other supplies                8,940           9,872
-------------------------------------------------------------------

                                         $ 129,184       $ 143,118
===================================================================

As of March 28, 1999, the Company had fixed-price purchase commitments for green coffee totaling approximately $134 million.

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


NOTE 5:  NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt SFAS 131 at the end of fiscal year 1999.

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

NOTE 6:  PROPERTY, PLANT, AND EQUIPMENT


  Property, plant, and equipment are recorded at cost and consist of the following
   (in thousands):
                                          March 28,     September 27,
                                             1999            1998
--------------------------------------------------------------------
  Land                                   $   3,602        $  3,602
  Building                                   8,338           8,338
  Leasehold improvements                   521,703         460,020
  Roasting and store equipment             246,282         218,744
  Furniture, fixtures and other             91,677          79,953
------------------------------------------------------------------
                                           871,602         770,657
  Less accumulated depreciation
  and amortization                        (267,144)       (218,455)
------------------------------------------------------------------
                                           604,458         552,202
  Work in progress                          49,766          48,592
------------------------------------------------------------------
                                         $ 654,224       $ 600,794
==================================================================

NOTE 7:  COMPREHENSIVE INCOME

The Company has adopted SFAS 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. Comprehensive income includes all changes in equity during the period except those resulting from transactions with shareholders of the Company; it has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. Comprehensive income, net of related tax effects, is as follows (in thousands):

                              Three months ended      Six months ended
                              March 28,  March 29,   March 28, March 29,
                               1999        1998        1999      1998
-----------------------------------------------------------------------
Net income                  $ 17,957    $ 13,962    $ 44,691  $ 34,918
Translation adjustment           237         168         964    (1,098)
Unrealized holding gains/(losses) 28         (58)         21      (406)
Add: reclassification adjustment
  for losses realized in net
  income                          62           0          62         0
                            --------    --------    --------   --------
Total comprehensive income  $ 18,284      14,072    $ 45,738  $ 33,414
========================================================================

                                              9

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Certain statements herein, including anticipated store openings, planned capital expenditures, projected goodwill amortization and trends in or expectations regarding the Company's operations, specifically including the effect of problems associated with the Year 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company's annual and quarterly filings with the Securities and Exchange Commission.

GENERAL

During the 26-week period ending March 28, 1999, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 85% of net revenues from its Company-operated retail stores. The remaining 15% of net revenues were derived from the Company's specialty sales operations, which include product sales to wholesale customers, product sales to and royalties and fees from licensees, and direct response sales.

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal year 1998 had 52 weeks. The fiscal year ending on October 3, 1999 will include 53 weeks.

During the second quarter, Starbucks completed the purchases of Tazo, L.L.C. ("Tazo"), a Portland, Oregon-based tea company that produces premium tea products and Pasqua Inc. ("Pasqua"), a San Francisco, California-based roaster and retailer of specialty coffee. The results of operations for Tazo and Pasqua are included in the accompanying financial statements from the dates of acquisition. See additional disclosure in "Other Events" below.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED MARCH 28, 1999, COMPARED TO THE 13 WEEKS ENDED MARCH 29, 1998

Revenues. Net revenues for the 13 weeks ended March 28, 1999, increased 27% to $376 million from $295 million for the corresponding period in fiscal 1998. Retail sales increased 26% to $319 million from $253 million due primarily to the opening of new retail stores plus an increase in comparable store sales (sales from stores open 13 months or longer) of 6% for the period. The increase in comparable store sales resulted from a 5% increase in the number of transactions combined with an approximate 1% increase in the average dollar value per transaction. During the 13 weeks ended March 28, 1999, the Company opened 115 stores in continental North America and 6 in the United Kingdom.
The Company ended the period with 1,828 Company-operated stores in continental North America and 80 Company-operated stores in the United Kingdom.

Specialty sales revenues increased 36% to $57 million for the 13 weeks ended March 28, 1999, compared to $42 million for the corresponding period in fiscal 1998. Specialty sales growth was driven primarily by higher sales to business dining accounts, higher revenues in the grocery category and higher sales to licensees and joint ventures. Licensees (including those in which the Company is a joint venture partner) opened 18 stores in continental North America and 24 stores in international markets. The Company ended the period with 164 licensed stores in continental North America and 120 licensed stores in international markets.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues was 45.2% for both the 13 weeks ended March 28, 1999 and the corresponding period in fiscal 1998. Lower green coffee costs and favorable product mix shifts within the retail stores offset higher dairy costs, higher packaging costs, and higher retail occupancy costs, as well as the impact of an overall business mix shift from higher margin retail sales to lower margin specialty sales.

Store operating expenses as a percentage of retail sales increased to 38.2% for the 13 weeks ended March 28, 1999, from 37.5% for the corresponding period in fiscal 1998. The increase was due primarily to higher payroll-related expenditures resulting from an increase in average hourly wage rates as well as a continuing shift in sales mix to the more labor-intensive hand-crafted beverages. Store operating expenses were also impacted by the greater significance of the United Kingdom operations, which have higher store operating expenses relative to retail sales than the North American stores.

Other operating expenses (expenses associated with all operations other than Company-owned retail, including the Company's share of joint venture profits and losses) were 19.5% of specialty sales revenue for the 13 weeks ended March 28, 1999, compared to 20.5% for the corresponding period in fiscal 1998. The decrease was due primarily to lower operating expenses associated with the grocery business. During late fiscal 1998, the Company signed a long-term licensing agreement with Kraft Foods, Inc. ("Kraft") to handle the U.S. distribution, marketing, and advertising for Starbucks whole bean and ground coffee in grocery, warehouse club and mass merchandise stores. The transition to Kraft began in the first quarter of fiscal 1999.

Depreciation and amortization was 6.3% of net revenues, up from 5.9% of net revenues in the second quarter of fiscal 1998 due primarily to depreciation on new information systems projects put into service in the last year. Depreciation and amortization also includes a partial quarter's amortization of goodwill related to the Tazo and Pasqua acquisitions. Looking forward, the quarterly charge for goodwill amortization is expected to be approximately
$0.4 million.

General and administrative expenses as a percentage of net revenues were 6.0% for the 13 weeks ended March 28, 1999, compared to 6.5% for the same period in fiscal 1998. This decrease was primarily due to lower payroll-related expense, rent, and maintenance expense, as a percentage of net revenues.

Income Taxes.  The Company's effective tax rate for the 13 weeks ended
March 28, 1999 was 38.0% compared to 40.4% for the corresponding period in fiscal 1998. Fiscal year 1998 included non-deductible losses incurred by Seattle Coffee Company prior to the business combination which occurred in the third quarter of fiscal 1998. The Company expects the effective tax rate to be 38.0% for the remainder of fiscal 1999.

RESULTS OF OPERATIONS -- FOR THE 26 WEEKS ENDED MARCH 28, 1999, COMPARED TO THE 26 WEEKS ENDED MARCH 29, 1998

Revenues. Net revenues for the 26 weeks ended March 28, 1999, increased 27% to $781 million from $617 million for the corresponding period in fiscal 1998. Retail sales increased 25% to $662 million from $528 million due primarily to the opening of new retail stores combined with an increase in comparable store sales (sales from stores open 13 months or longer) of 5% for the period. The increase in comparable store sales resulted from an increase in the number of transactions, partially offset by a slight (less than 1%) decrease in the average dollar value per transaction. During the 26 weeks ended March 28, 1999, the Company opened 212 stores in continental North America and 14 in the United Kingdom.

Specialty sales revenues increased 36% to $120 million for the 26 weeks ended March 28, 1999, compared to $88 million for the corresponding period in fiscal 1998. Specialty sales growth was driven primarily by higher revenues in the grocery category and higher sales to licensees and joint ventures. Licensees (including those in which the Company is a joint venture partner) opened 27 stores in continental North America and 56 stores in international markets.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues was 45.6% for the 26 weeks ended March 28, 1999 compared to 45.4% for the corresponding period in fiscal 1998 due to higher occupancy costs. Cost of sales was negatively impacted by an overall mix shift from retail to specialty sales, offset by improved retail product margins. Lower green coffee costs and favorable product mix shifts within the retail stores more than offset higher dairy costs.

Store operating expenses as a percentage of retail sales increased to 37.0% for the 26 weeks ended March 28, 1999, from 36.6% for the corresponding period in fiscal 1998. The increase was due primarily to the increasing significance of the United Kingdom operations which have higher store operating expenses relative to retail sales than the North American stores.

Other operating expenses were 20.4% of specialty sales revenue for the 26 weeks ended March 28, 1999, compared to 20.7% for the corresponding period in fiscal 1998. The decrease was due to lower operating expenses resulting from the transition of the grocery business to Kraft in the first quarter of fiscal 1999, partially offset by higher payroll and other expenses associated with supervising licensed operations and the new Tazo tea business.

Depreciation and amortization was 5.8% of net revenues, up from 5.4% of net revenues in the corresponding period of fiscal 1998 due primarily to depreciation on new information systems projects put into service in the last year.

General and administrative expenses as a percentage of net revenues were 5.5% for the 26 weeks ended March 28, 1999, compared to 6.0% for the same period in fiscal 1998. This decrease was due to slower growth in payroll-related and all other administrative expenses relative to net revenue growth.

Interest and other expense for the 26 weeks ended March 28, 1999 was $0.4 million compared to $1.1 million for the corresponding period in 1998. The decrease is due to the conversion of the Company's convertible subordinated debentures to common stock during the first quarter of fiscal 1998.

Income Taxes.  The Company's effective tax rate for the 26 weeks ended
March 28, 1999 was 38.0% compared to 40.0% for the corresponding period in fiscal 1998. Fiscal year 1998 included non-deductible losses incurred by Seattle Coffee Company prior to the business combination which occurred in the third quarter of fiscal 1998.

OTHER EVENTS

On January 20, 1999, Starbucks acquired the net assets of Tazo, L.L.C. ("Tazo"), a Portland, Oregon-based tea company that produces premium tea products. The total purchase price for Tazo was $ 8.1 million and was recorded under the purchase method of accounting. The purchase price of Tazo has been allocated to the underlying assets acquired and liabilities assumed based on prelimary estimates of their fair values at the date of acquisition. Estimates may be revised at a later date. The residual of approximately $7.0 million was recorded to "Goodwill" and is being amortized on a straight-line basis over 10 years. Contingent consideration of $0.9 million is currently held in escrow pending resolution of certain potential claims by Starbucks under the purchase agreement. The contingent consideration amount is not included in the purchase price above. Once the contingencies are resolved and the escrow period ends, the Company will record the fair value of any additional net assets acquired and will record any excess consideration as additional goodwill. The results of operations of Tazo are included in the accompanying financial statements from the date of acquisition.

On March 1, 1999, Starbucks acquired the stock of Pasqua Inc. ("Pasqua"), a
San Francisco, California-based roaster and retailer of specialty coffee. The total purchase price for Pasqua was $9.0 million and was recorded under the purchase method of accounting. The purchase price of Pasqua has been allocated to the underlying assets acquired and liabilities assumed based on preliminary estimates of their fair values at the date of acquisition. Estimates may be revised at a later date. The residual of approximately $6.8 million was recorded to "Goodwill" and is being amortized on a straight-line basis over 10 years. Contingent consideration of $1.9 million is currently held in escrow pending resolution of certain potential claims by Starbucks under the purchase agreement. The contingent consideration amount is not included in the purchase price above. Once the contingencies are resolved and the escrow period ends, the Company will record the fair value of any additional net assets acquired and will record any excess consideration as additional goodwill. The results of operations of Pasqua are included in the accompanying financial statements from the date of acquisition.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $165.7 million in total cash and short-term investments and working capital of $173.9 million. Cash and cash equivalents increased by $25.8 million for the 26 weeks ended March 28, 1999 to $127.5 million. Cash provided by operating activities totaled $121.6 million for the first 26 weeks of fiscal 1999, resulting primarily from net earnings before non-cash charges of $98.5 million, a $14.0 million decrease in accounts receivable and a $11.5 million decrease in inventories.

Cash used by investing activities for the first 26 weeks of fiscal 1999 totaled $146.2 million. This included capital additions to property, plant and equipment of $99.3 million related to opening 226 new Company-operated stores, enhancing information systems, purchasing roasting and packaging equipment, and remodeling certain existing stores. The acquisition of Tazo and Pasqua used $16.2 million. During the 26-week period ending March 28, 1999, the Company made equity investments of $10.0 million in its joint ventures and received $5.5 million in distributions from its domestic joint ventures. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company's marketable securities portfolio during the 26-week period used $21.4 million.

Cash provided from financing activities for the first 26 weeks of fiscal 1999 totaled $49.2 million and included cash generated from the exercise of employee stock options and the related income tax benefit available to the Company upon exercise of such options and cash generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest and are exercised, the Company will continue to receive proceeds and a tax deduction; however, neither the amounts nor timing can be predicted.

Cash requirements for the remainder of fiscal 1999, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company and its licensees plan to open a total of at least 400 new stores in continental North America and 130 in international markets during fiscal 1999. The Company also anticipates making additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores.
While there can be no assurance that amounts and timing of the expenditures will occur as planned, management expects capital expenditures for the remainder of fiscal 1999 to be approximately $150 million, excluding any major new initiatives.

Management recently announced its intention to pursue business opportunities on the Internet. In order to do so, the Company may invest in, and possibly acquire, related businesses. The strategy for developing this business is still being formulated and related capital requirements are not yet known.

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

YEAR 2000 COMPLIANCE

The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Computer programs, at the Company and elsewhere, with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to produce and distribute products, process transactions or engage in similar normal business activities. To address the Year 2000 issue and its risks, the Company has formed a cross-functional Task Force, headed by senior management, to evaluate the risks and implement appropriate remediation and contingency plans.

The Company's preparations for the Year 2000 have been divided into two categories, MIS supported systems and other systems and issues. "MIS supported" systems are those communications and computer systems that are acquired, installed and maintained by the Company's Management Information Systems ("MIS") department. These systems include all of the software applications generally available on the Company's computer network, as well as many applications used by particular departments or in connection with specific functions (for example, payroll and general accounting software). Single user applications and a few specialized systems maintained by certain departments within the Company are not considered "MIS supported" systems. The Company's MIS department is primarily responsible for addressing Year 2000 compliance issues arising from all MIS supported systems, while the Year 2000 Task Force is primarily responsible for Year 2000 compliance issues arising from non-MIS supported systems and from relationships with critical product and service providers.

The majority of computer and telephony applications at Starbucks are relatively recent purchases that are not expected to be affected by the Year 2000 problem. All of the MIS supported systems used at Starbucks have been catalogued, evaluated for potential exposures and remediation plans developed as appropriate. By the fourth quarter of fiscal 1999, the vast majority of remediation activity in the form of code corrections and application testing is expected to be completed. Contingency planning activities and overall integration testing coordination will continue throughout the balance of fiscal 1999. Some final integration testing and conversion preparation efforts may extend into early first quarter of fiscal 2000.

To address issues arising from non-MIS supported systems or embedded chips and to evaluate the Company's exposure to third parties' failures to remediate their Year 2000 problems, the Company has identified the critical product and service suppliers for each of its business units and departments. The Company has solicited information from these critical suppliers and others about their remediation and contingency plans and their ability to meet the Company's needs in the Year 2000. By the end of the second quarter of fiscal 1999, the Company had received responses from approximately 75% of these product and service suppliers, virtually all of which indicate that they are actively addressing the Year 2000 issues. The Company is continuing to solicit and track responses to its inquiries and has begun to work with its suppliers to develop appropriate contingency plans. The contingency plans may include, among other actions, purchasing additional inventory prior to the end of 1999, identifying alternate sources of products and services and establishing alternate ways to accomplish critical business functions. The Company expects to complete initial contingency planning for each of its business units or departments by mid 1999 and to conduct tests of certain critical non-MIS supported systems (even if the Company has received assurances of compliance) through the end of the fiscal year. Despite these efforts, there can be no guarantee that the other companies on which the Company relies will be prepared for the Year 2000 and that their Year 2000 problems will not have an adverse effect on the Company.

The Company presently believes that the most reasonably likely worst case scenario concerning the Year 2000 is that certain critical product and service providers will not be Year 2000 compliant and will be unable to deliver products and services in a timely manner. The Company believes that its geographically dispersed retail stores and large supplier base will significantly mitigate any adverse impact from suppliers' delays or failures, but that the Company is vulnerable to (i) delays in deliveries by a few suppliers who are the sole source of certain products and services; (ii) disruption of the components of its distribution operations, including ports, trucking, and air freight services, and (iii) local or regional retail store shutdowns as a result of problems with infrastructure such as power, water and sewer service.

The Company has spent approximately $0.9 million in direct costs for the Year 2000 compliance project through the second quarter of fiscal 1999 and expects to spend an additional $1.1 million to complete its remediation efforts. The total cost to complete remediation efforts and the dates by which the Company expects to complete its Year 2000 remediation and testing processes are management's best estimates, which are based on numerous assumptions about future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will prove true and actual results could differ significantly from those projected.


COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

Green coffee commodity prices are subject to substantial price fluctuations, caused by various factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. The Company's ability to raise sales prices in response to rising coffee prices may be limited and the Company's profitability could be adversely affected if coffee prices were to rise substantially.

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of March 28, 1999, the Company had approximately $134 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee well into fiscal 2000. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

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

Management recently announced its intention to pursue business opportunities on the Internet. As this is outside the Company's historical area of expertise, there is inherently more risk. Also, the Company faces intense competition for Internet business. There can be no assurance that the Company's future results of operations will not be adversely impacted by new Internet business ventures.

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

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt SFAS 131 at the end of fiscal year 1999.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 19, 1999, the Company effected a two-for-one stock split of its Common Stock for holders of record on March 5, 1999. In connection therewith, the Company amended its Restated Articles of Incorporation to authorize the issuance of up to 300,000,000 shares of Common Stock, no par value per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on February 23, 1999 for the purposes of electing three Class 3 directors to serve until the Annual Meeting of Shareholders for fiscal year 2001, one class Class 1 director to serve until the Annual Meeting of Shareholders for fiscal 1999, one Class 2 director to serve until the Annual Meeting of Shareholders for fiscal 2000; approving the amendment and restatement of the Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors to extend the term of the plan, increase by 1,450,000(1) the number of shares of the Company's Common Stock reserved for issuance under the plan and increase the number of options granted annually to each non-employee director from 20,000 to 25,000; and ratifying the selection of the independent auditors for fiscal 1999. All proposals were approved. The table below shows the results of the shareholders' voting:

                              Votes in         Votes         Votes
                               Favor(1)      Against(1)     Abstain(1)
                              -----------    ------------   -----------
Election of Directors
Class 3 Directors:
Barbara Bass                  161,478,450             0      1,064,288
Craig J. Foley                161,469,954             0      1,072,784
Howard Schultz                161,489,314             0      1,053,424

Class 1 Director:
Craig E. Weatherup            161,324,424             0      1,218,314

Class 2 Director:
Gregory B. Maffei             161,320,636             0      1,222,102

Approve the amendment and
  restatement of the Company's
  Stock Option Plan for Non-
  Employee Directors - 1989   120,439,018    41,277,902        825,818

Ratification of
  independent auditors        161,833,432       349,906        359,400


Because all proposals were routine, there were no broker non-votes.

(1) All share numbers have been restated to reflect the 2-for-1 stock split that occurred on March 19, 1999.

The following members of the Board of Directors, who were not up for re-election during the current year, have terms that expire at the annual meeting for the fiscal years 1999 and 2000:


Director                                       Term expires at the
                                               annual meeting for fiscal:
-------------------------------------------------------------------------
Howard P. Behar                                           1999
James G. Shennan                                          1999
Arlen I. Prentice                                         2000
Orin C. Smith                                             2000


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description
           3(i)        Restated Articles of Incorporation
            11         Statement re: computation of per share earnings
            27         Financial Data Schedule

(b)      Current Reports on Forms 8-K filed during the 13 weeks ended
         March 28,1999:
         None





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARBUCKS CORPORATION

Dated:  May 12, 1999                   By:  /s/ Michael  Casey
                                            ----------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer

                                  EXHIBIT 3(i)
                       RESTATED ARTICLES OF INCORPORATION
                                       OF
                              STARBUCKS CORPORATION


     Pursuant to RCW 23B.10.070, the following Restated Articles of Incorporation are hereby submitted for filing:

                                ARTICLE 1.     NAME

     The name of this corporation is Starbucks Corporation.

                               ARTICLE 2.     DURATION

     The period of this corporation's duration is perpetual.

                               ARTICLE 3.     PURPOSES

     This corporation is organized for the purposes of transacting any and all business for which corporations may be incorporated under Title 23A of the Revised Code of Washington, as amended, including, but not limited to establishing and operating retailcoffee and espresso bars in the State of Washington and in other states.

                               ARTICLE 4.     SHARES

     The Corporation shall have authority to issue 307,500,000 shares of capital stock, of which 300,000,000 shares will be common stock, and, 7,500,000 shares will be preferred stock.

     4.1 Common Stock. The Corporation shall have authority to issue up to 300,000,000 shares of common stock, each share without par value.

     4.2 Preferred Stock. The Corporation shall have authority to issue up to 7,500,000 shares of preferred stock, each share without par value. The Board of Directors shall have all rights afforded by applicable law to establish series of said preferred shares, the rights and preferences of each such series to be set forth in appropriate resolutions of the Board.

                              ARTICLE 5.     DIRECTORS

     5.1 Number of Directors. The number of directors of this Corporation shall be fixed by the bylaws and may be increased or decreased from time to time in the manner specified herein.

     5.2 Terms of Directors. Beginning with the Board of Directors elected at the first Annual Meeting of Shareholders held after all series of Preferred Stock outstanding as of May 20, 1992 are converted to Common Stock, the terms of office of all Directors shall be staggered by dividing the total number of Directors into three groups, with each group containing one-third of the total number of Directors, as near as may be. The terms of Directors in the first group will expire at the first annual shareholders' meeting after their election, the terms of the second group will expire at the second annual shareholders' meeting after their election, and the terms of the third group will expire at the third annual shareholders' meeting after their election. At each annual shareholders' meeting held thereafter, Directors shall be chosen for a term of three years to succeed those whose terms expire.

                           ARTICLE 6.     PREEMPTIVE RIGHTS

     6.1 Common Stock. Shareholders of the Common Stock of this corporation shall not have preemptive rights to acquire shares of stock or securities convertible into shares of stock issued by the corporation.

     6.2 Preferred Stock. Holders of Preferred Stock shall have preemptive rights subject to the rights and preferences as described under
Article 4 of these Articles of Incorporation

                          ARTICLE 7.     CUMULATIVE VOTING

     Shareholders of this Corporation shall not have the right to cumulate votes in the election of directors.

             ARTICLE 8.     AMENDMENTS OF ARTICLES OF INCORPORATION

     The Corporation reserves the right to amend or repeal any provisions contained in these Articles of Incorporation, in the manner now or hereafter prescribed by law. All rights and powers conferred herein on shareholders and directors are subject to this reserved power.

                          ARTICLE 9.     INCORPORATOR

     The name and address of the incorporator is G. Scott Greenburg, Shidler McBroom Gates & Lucas, 3500 First Interstate Center, Seattle, Washington, 98104.

               ARTICLE 10.     LIMITATION OF DIRECTOR LIABILITY

     To the full extent that the Washington Business Corporation Act, as it exists on the date hereof or may hereafter be amended, permits the limitation or elimination of the liability of directors, a director of the Corporation shall not be liable to the Corporation or its shareholders for monetary damages for his acts or omissions as a director. Any amendment to or repeal of this Article 11 shall not adversely affect any right or protection of a director of theCorporation for or with respect to any acts or omissions occurring prior to such amendment or repeal.

     The undersigned, as Secretary of Starbucks Corporation, executes these Restated Articles of Incorporation as duplicate originals under penalty of perjury this 11th day of September, 1992.

                                              STARBUCKS CORPORATION

                                              /s/ G. Scott Greenburg
                                              ______________________
                                              G. Scott Greenburg
                                              Secretary

                           STARBUCKS CORPORATION
                           ---------------------
                EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                      Three Months Ended    Six Months Ended
                                      March 28, March 29,  March 28, March 29,
                                        1999      1998       1999      1998
                                          (13 Weeks)            (26 Weeks)
------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER COMMON
  SHARE-BASIC:

Net earnings                          $ 17,957  $ 13,962   $ 44,691  $34,918
==============================================================================

Weighted average common shares and
 common stock units outstanding        181,370   177,158    180,706  173,557
==============================================================================

Net earnings per common share-basic     $ 0.10    $ 0.08     $ 0.25    $0.20
==============================================================================

CALCULATION OF EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE-DILUTED(1):
Net earnings calculation:
 Net earnings                         $ 17,957  $ 13,962   $ 44,691 $ 34,918
 Add after-tax interest
  expense on debentures                      0         0          0      348
 Add after-tax amortization of issuance
  costs related to the debentures            0         0          0       30
-----------------------------------------------------------------------------
 Adjusted net earnings                $ 17,957  $ 13,962   $ 44,691 $ 35,296
=============================================================================
Weighted average shares outstanding
 calculation:
 Weighted average common shares
  and common stock units outstanding   181,370   177,158    180,706  173,557
 Dilutive effect of outstanding common
  stock options                          6,979     5,721      6,211    6,018
 Assuming conversion of convertible
  subordinated debentures                    0         0          0    2,808
----------------------------------------------------------------------------
Weighted average common and common
 equivalent shares outstanding          188,349   182,879    186,917 182,383
============================================================================
Net earnings per common and
 common equivalent share-diluted        $ 0.10    $ 0.08      $0.24    $0.19
============================================================================
(1) Diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with income adjusted for the after-tax interest expense and amortization applicable to these debentures.  The Company's convertible subordinated debentures were converted to equity during the first quarter of fiscal 1998.
