Form 10-Q
period 1999-06-27
STARBUCKS CORP
filed 1999-08-11
CIK 829224

-----------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                         ----------------------------

                                 FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 27, 1999

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

        YES [X]                                   NO [ ]

As of August 1, 1999, there were 182,188,895 shares of the Registrant's Common Stock outstanding.
-----------------------------------------------------------------------

                          STARBUCKS CORPORATION



                                  INDEX



                     PART I.  FINANCIAL INFORMATION




                                                             Page No.

Item 1.  Financial Statements. . . . . . . . . . . . . . . . .    3


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . .    15


                       PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    16


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .     16


Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    STARBUCKS CORPORATION
                            CONSOLIDATED STATEMENTS OF EARNINGS
                         (In thousands, except earnings per share)

                            Three Months Ended              Nine Months Ended
                          June 27,      June 28,           June 27,    June 28,
                           1999          1998               1999        1998
                        (13 Weeks)    (13 Weeks)         (39 Weeks)  (39 Weeks)
                              (unaudited)                      (unaudited)
------------------------------------------------------------------------------
Net revenues            $423,792       $334,429         $1,205,252    $950,997

Cost of sales and related
  occupancy costs        185,020        145,081            541,276     424,817

Store operating expenses 137,625        111,734            382,074     304,859

Other operating expenses  13,040         12,221             37,491      30,527

Depreciation and
amortization              25,214         18,928             70,848      52,416

General and administrative
  expenses                24,679         20,588             67,405      57,678

Merger expenses                0          8,930                  0       8,930
-------------------------------------------------------------------------------

  Operating income        38,214         16,947            106,158      71,770

Interest and other
income                     1,954          2,176              6,509       6,662

Interest and other expense  (434)          (114)              (851)     (1,193)
-------------------------------------------------------------------------------

  Earnings before income
  taxes                   39,734         19,009            111,816      77,239

Income taxes              15,099         11,110             42,490      34,421
-------------------------------------------------------------------------------

Net earnings             $24,635        $ 7,899            $69,326     $42,818
===============================================================================

Net earnings per common share
 - basic                 $  0.13        $  0.04            $  0.38     $  0.24

Net earnings per common share
 - diluted               $  0.13        $  0.04            $  0.37     $  0.24

Weighted average shares
outstanding:
 Basic                   182,781        178,137            181,397     175,095
 Diluted                 191,336        185,149            188,614     183,418


                 See notes to consolidated financial statements

                                      3


                            STARBUCKS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                               June 27,    September 27,
                                                1999           1998
                                            (unaudited)
-------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                  $   90,946     $  101,663
  Short-term investments                         58,461         21,874
  Accounts receivable                            41,468         50,972
  Inventories                                   166,579        143,118
  Prepaid expenses and other
   current assets                                19,967         11,205
  Deferred income taxes, net                      9,059          8,448
------------------------------------------------------------------------
   Total current assets                         386,480        337,280

Joint ventures and other investments             55,078         38,917
Property, plant and equipment, net              691,732        600,794
Deposits and other assets                        21,688         15,685
Goodwill, net                                    13,560             79
------------------------------------------------------------------------
   Total                                    $ 1,168,538     $  992,755
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   65,790     $   54,446
  Checks drawn in excess of bank balances        39,364         33,634
  Accrued compensation and related costs         45,573         35,941
  Accrued occupancy costs                        21,399         17,526
  Accrued taxes                                  24,579         18,323
  Other accrued expenses                         27,689         19,605
------------------------------------------------------------------------
   Total current liabilities                    224,394        179,475

Deferred income taxes, net                       22,250         18,983

Shareholders' equity:
  Common stock - Authorized, 300,000,000;
   issued and outstanding, 182,901,602 and
   179,266,956 shares, respectively,(includes
   848,550 common stock units in both periods)  644,427        589,214
  Retained earnings                             281,572        212,246
  Accumulated other comprehensive income         (4,105)        (7,163)
------------------------------------------------------------------------

  Total shareholders' equity                    921,894        794,297
------------------------------------------------------------------------
   Total                                   $  1,168,538    $   992,755
========================================================================

                 See notes to consolidated financial statements


                            STARBUCKS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                  Nine Months Ended
----------------------------------------------------------------------
                                                June 27,    June 28,
                                                  1999        1998
                                               (39 Weeks)  (39 Weeks)
                                                    (unaudited)
----------------------------------------------------------------------
Operating activities:
  Net earnings                                  $  69,326   $  42,818
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                 78,339      58,312
     Provision for store remodels and
    other charges                                       0       7,153
     Deferred income taxes, net                     3,121      (1,814)
     Equity in losses of investees                    987       1,002
  Cash provided/(used) by changes in
   operating assets and liabilities:
     Accounts receivable                            9,564      (2,828)
     Inventories                                  (24,519)    (32,143)
     Prepaid expenses and other
      current assets                               (8,891)     (1,523)
     Accounts payable                              12,653      11,919
     Accrued compensation and
      related costs                                 9,688       8,953
     Accrued occupancy costs                        3,909       3,899
     Accrued taxes                                  6,156       1,759
     Other accrued expenses                         8,181       2,570
-----------------------------------------------------------------------
Net cash provided by operating activities         168,514     100,077
Investing activities:
  Purchase of investments                        (111,447)    (51,410)
  Maturity of investments                          78,553      98,925
  Sale of investments                                   0       6,736
  Purchases of businesses, net of cash acquired   (16,216)          0
  Investments in joint ventures and other
   investments                                    (16,301)    (10,424)
  Distributions from joint ventures                 2,983       1,547
  Additions to property, plant
   and equipment                                 (174,871)   (143,904)
  Proceeds from sale of assets                      3,380           0
  Additions to deposits and other assets           (6,950)     (2,511)
----------------------------------------------------------------------
Net cash used by investing activities            (240,869)   (101,041)
Financing activities:
  Increase/(decrease) in cash provided by checks
   drawn in excess of bank balances                 5,939      (6,604)
  Proceeds from sale of common stock                4,994       8,101
  Exercise of stock options                        32,039      13,339
  Tax benefit from exercise of non-qualified
   stock options                                   18,180       7,539
----------------------------------------------------------------------
Net cash provided by financing activities          61,152      22,375
----------------------------------------------------------------------

Balance, carried forward                          (11,203)     21,411

                          (Continued on next page)


Balance, brought forward                          (11,203)     21,411
Effect of exchange rate changes
  on cash and cash equivalents                        486        (186)
-----------------------------------------------------------------------

Net (decrease)/increase in cash and
  cash equivalents                                (10,717)     21,225
Cash and cash equivalents:
  Beginning of the period                         101,663      70,126
-----------------------------------------------------------------------

  End of the period                             $  90,946    $ 91,351
=======================================================================


Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                      $    135     $4,100
   Income taxes                                    20,870     29,607

   Net unrealized holding gain/(loss)                  30       (410)
    on investments

   Conversion of convertible debt into common
    stock, net of unamortized issue costs and
    accrued interest                                    0    162,036

   Common stock tendered in settlement of stock
    options exercised                                   0      4,859


                 See notes to consolidated financial statements

                            STARBUCKS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the 13 Weeks and 39 Weeks Ended June 27, 1999 and
                           June 28, 1998


NOTE 1:  FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of June 27, 1999 and September 27, 1998 and for the 13-week and 39-week periods ended June 27, 1999 and June 28, 1998 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week and 39-week periods ended June 27, 1999 and June 28, 1998 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 27, 1998, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended September 27, 1998, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 39-week periods ended June 27, 1999 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 1999.



NOTE 2:  OTHER EVENTS

On January 20, 1999, Starbucks acquired the net assets of Tazo, L.L.C. ("Tazo"), a Portland, Oregon-based tea company that produces premium tea products. On March 1, 1999, Starbucks acquired the stock of Pasqua Inc. ("Pasqua"), a San Francisco, California-based roaster and retailer of specialty coffee. The total purchase price for these two acquisitions was $17.1 million and both were recorded under the purchase method of accounting. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on preliminary estimates of their fair values at the dates of acquisition. Estimates may be revised at a later date. The residual of approximately $13.8 million was recorded to "Goodwill" and is being amortized on a straight-line basis over 10 years. Contingent consideration of $2.8 million is currently held in escrow pending resolution of certain potential claims by Starbucks under the purchase agreements. The contingent consideration amount is not included in the purchase price above. Once the contingencies are resolved and the escrow period ends, the Company will record the fair value of any additional net assets acquired and will record any excess consideration as additional goodwill. The results of operations of Tazo and Pasqua are included in the accompanying financial statements from the dates of acquisition.

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



NOTE 4:  INVENTORIES

Inventories consist of the following (in thousands):

                                          June 27,    September 27,
                                            1999          1998
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  95,523       $  77,400
  Roasted                                   22,949          18,996
 Other merchandise held for sale            38,828          36,850
 Packaging and other supplies                9,279           9,872
-------------------------------------------------------------------

                                         $ 166,579       $ 143,118
===================================================================

As of June 27, 1999, the Company had fixed-price purchase commitments for green coffee totaling approximately $101 million.

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

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

NOTE 6:  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):


                                          June 27,     September 27,
                                             1999            1998
--------------------------------------------------------------------
  Land                                   $   3,602        $  3,602
  Building                                   8,338           8,338
  Leasehold improvements                   550,864         460,020
  Roasting and store equipment             263,685         218,744
  Furniture, fixtures and other             95,329          79,953
------------------------------------------------------------------
                                           921,818         770,657
  Less accumulated depreciation
  and amortization                        (302,076)       (218,455)
------------------------------------------------------------------
                                           619,742         552,202
  Work in progress                          71,990          48,592
------------------------------------------------------------------
                                         $ 691,732       $ 600,794
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

                           Three months ended      Nine months ended
                            June 27,  June 28,    June 27,   June 28,
                             1999      1998         1999      1998
-----------------------------------------------------------------------
Net income                $ 24,635  $  7,899    $ 69,326  $  42,818
Translation adjustment       1,847    (1,462)      2,811     (2,560)
Unrealized holding gains/
(losses)                         9        (4)         30       (410)
Reclassification adjustment
  for losses realized in net
  income                       155         0         217          0
                          --------  --------    --------   --------
Total comprehensive
income                    $ 26,646  $  6,433    $ 72,384  $  39,848
=======================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Certain statements herein, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, specifically including the effect of problems associated with the Year 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, implementation of our Internet strategy, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company's annual and quarterly filings with the Securities and Exchange Commission.

GENERAL

During the 39-week period ending June 27, 1999, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 84% of net revenues from its Company-operated retail stores. The remaining 16% of net revenues were derived from the Company's specialty sales operations, which include product sales to wholesale customers, product sales to and royalties and fees from licensees, and direct response sales.

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal year 1998 had 52 weeks. The fiscal year ending on October 3, 1999 will include 53 weeks.

During the second quarter of fiscal 1999, Starbucks completed the purchases of Tazo, L.L.C. ("Tazo"), a Portland, Oregon-based tea company that produces premium tea products and Pasqua Inc. ("Pasqua"), a San Francisco, California-based roaster and retailer of specialty coffee. The results of operations for Tazo and Pasqua are included in the accompanying financial statements from the dates of acquisition.

During the third quarter of fiscal 1998, Starbucks acquired the United Kingdom-based Seattle Coffee Company in a pooling-of-interests transaction (the "Transaction"). In conjunction with that transaction, Starbucks recorded pre-tax charges of $8.9 million in direct merger costs and $6.6 million in other charges associated with the integration of Seattle Coffee Company.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED JUNE 27, 1999, COMPARED TO THE 13 WEEKS ENDED JUNE 28, 1998

Revenues. Net revenues for the 13 weeks ended June 27, 1999, increased 27% to $424 million from $334 million for the corresponding period in fiscal 1998. Retail sales increased 26% to $356 million from $284 million due primarily to the opening of new retail stores plus an increase in comparable store sales (sales from stores open 13 months or longer) of 6% for the period. The increase in comparable store sales resulted from a 4% increase in the number of transactions combined with an approximate 2% increase in the average dollar value per transaction. During the 13 weeks ended June 27, 1999, the Company opened 81 stores in continental North America and 6 in the United Kingdom. The Company ended the period with 1,909 Company-operated stores in continental North America and 86 Company-operated stores in the United Kingdom.

Specialty sales revenues increased 33% to $68 million for the 13 weeks ended June 27, 1999, compared to $51 million for the corresponding period in fiscal 1998. Specialty sales growth was driven primarily by higher sales to warehouse clubs and higher revenues from licensees and joint venture activities. During late fiscal 1998, the Company signed a long-term licensing agreement with Kraft Foods, Inc. ("Kraft") to handle the U.S. distribution, marketing, and advertising for

Starbucks whole bean and ground coffee in grocery, warehouse club and mass merchandise stores. The transition to Kraft began in the first quarter of fiscal 1999. Licensees (including those in which the Company is a joint venture partner) opened 5 stores in continental North America and 28 stores in international markets. The Company ended the period with 169 licensed stores in continental North America and 148 licensed stores in international markets.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues was 43.7% for the 13 weeks ended June 27, 1999 and 42.9% for the corresponding period in fiscal 1998 excluding the costs associated with the Seattle Coffee Company transaction. The increase as a percentage of revenues was due to higher retail occupancy costs combined with lower gross margins in the specialty sales category, primarily due to a change in the grocery distribution strategy.

Store operating expenses as a percentage of retail sales increased to 38.7% for the 13 weeks ended June 27, 1999, from 37.7% for the corresponding period in fiscal 1998 excluding costs associated with the Transaction. The increase was primarily due to higher payroll-related expenditures resulting from the continuing shift in sales mix to the more labor-intensive hand-crafted beverages, as well as an increase in average hourly wage rates.

Other operating expenses (expenses associated with all operations other than Company-owned retail, including the Company's share of joint venture profits and losses) were 19.2% of specialty sales revenue for the 13 weeks ended June 27, 1999, compared to 24.0% for the corresponding period in fiscal 1998. The decrease was primarily due to lower operating expenses associated with the transition of the grocery business to Kraft.

Depreciation and amortization was 5.9% of net revenues, up from 5.7% of net revenues in the third quarter of fiscal 1998 primarily due to depreciation on new information systems put into service in the last year.

General and administrative expenses as a percentage of net revenues were 5.8% for the 13 weeks ended June 27, 1999, compared to 6.2% for the same period in fiscal 1998. This decrease was primarily due to proportionately lower payroll-related expenses.

Income Taxes. The Company's effective tax rate for the 13 weeks ended June 27, 1999 was 38.0% compared to 58.4% for the corresponding period in fiscal 1998. Fiscal year 1998 included non-deductible losses incurred by Seattle Coffee Company prior to the Transaction.

RESULTS OF OPERATIONS -- FOR THE 39 WEEKS ENDED JUNE 27, 1999, COMPARED TO THE 39 WEEKS ENDED JUNE 28, 1998

Revenues. Net revenues for the 39 weeks ended June 27, 1999, increased 27% to $1.2 billion from $951 million for the corresponding period in fiscal 1998. Retail sales increased 25% to $1.0 billion from $812 million primarily due to the opening of new retail stores combined with an increase in comparable store sales (sales from stores open 13 months or longer) of 5% for the period. The increase in comparable store sales resulted from a 5% increase in the number of transactions while the average dollar value per transaction was flat year over year. During the 39 weeks ended June 27, 1999, the Company opened 293 stores in continental North America and 20 in the United Kingdom.

Specialty sales revenues increased 35% to $188 million for the 39 weeks ended June 27, 1999, compared to $139 million for the corresponding period in fiscal 1998. Specialty sales growth was driven primarily by higher revenues from license and joint venture activities, warehouse clubs, business dining and grocery. Licensees (including those in which the Company is a joint venture partner) opened 32 stores in continental North America and 84 stores in international markets.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues was 44.9% for the 39 weeks ended June 27, 1999 compared to 44.5% for the corresponding period in fiscal 1998 excluding costs associated with the Transaction. Cost of sales was negatively impacted by an overall mix shift from retail to specialty sales, partially offset by improved retail margins. Retail margins improved as lower green coffee costs more than offset higher packaging, occupancy, and dairy costs.

Store operating expenses as a percentage of retail sales increased to 37.6% for the 39 weeks ended June 27, 1999, from 37.0% for the corresponding period in fiscal 1998, excluding costs associated with the Transaction. The increase as a percentage of retail sales was primarily due to increased labor costs partially offset by decreased advertising and marketing expenses.

Other operating expenses were 20.0% of specialty sales revenue for the 39 weeks ended June 27, 1999, compared to 21.9% for the corresponding period in fiscal 1998. The decrease was due to lower operating expenses resulting from the transition of the grocery business to Kraft in the first quarter of fiscal 1999, partially offset by higher payroll and other expenses associated with supervising licensed operations and the Tazo tea business.

Depreciation and amortization was 5.9% of net revenues, up from 5.5% of net revenues in the corresponding period of fiscal 1998 primarily due to depreciation on new information systems projects put into service in the last year.

General and administrative expenses as a percentage of net revenues were 5.6% for the 39 weeks ended June 27, 1999, compared to 6.1% for the same period in fiscal 1998. This decrease was due to slower growth in payroll-related and all other administrative expenses relative to net revenue growth.

Interest and other expense for the 39 weeks ended June 27, 1999 was $851,000 compared to $1.2 million for the corresponding period in 1998. The decrease is due to the conversion of the Company's convertible subordinated debentures to common stock during the first quarter of fiscal 1998.

Income Taxes. The Company's effective tax rate for the 39 weeks ended June 27, 1999 was 38.0% compared to 44.6% for the corresponding period in fiscal 1998. Fiscal year 1998 included non-deductible losses incurred by Seattle Coffee Company prior to the transaction.



LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $149 million in total cash and short-term investments and working capital of $162 million. Cash and cash equivalents decreased by $11 million for the 39 weeks ended June 27, 1999 to $91 million. Cash provided by operating activities totaled $169 million for the first 39 weeks of fiscal 1999, resulting primarily from net earnings before non-cash charges of $152 million.

Cash used by investing activities for the first 39 weeks of fiscal 1999 totaled $241 million. This included capital additions to property, plant and equipment of $175 million related to opening 313 new Company-operated stores, enhancing information systems, purchasing roasting and packaging equipment, and remodeling certain existing stores. The acquisitions of Tazo and Pasqua used $16 million. During the 39-week period ending June 27, 1999, the Company made equity investments of $16 million.The Company also received $3 million in distributions from its domestic joint ventures. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company's marketable securities portfolio during the 39-week period used $33 million.

Cash provided from financing activities for the first 39 weeks of fiscal 1999 totaled $61 million and included cash generated from the exercise of employee stock options and the related income tax benefit available to the Company upon exercise of such options and cash generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest and are exercised, the Company will continue to receive proceeds and a tax deduction; however, neither the amounts nor timing can be predicted.

Cash requirements for the remainder of fiscal 1999, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company and its licensees plan to open a total of at least 400 new stores in continental North America and 130 in international markets during fiscal
1999. The Company also anticipates making additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that amounts and timing of the expenditures will occur as planned, management expects capital expenditures for the remainder of fiscal 1999 to be approximately $90 million, excluding any major new initiatives.

Management has announced its intention to pursue business opportunities on the Internet. In order to do so, the Company may invest in related businesses. The strategy for developing this business is still being formulated and related capital requirements are not yet known.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements through fiscal 2000, barring any major new initiatives. Longer term, the Company expects to reach its goal of at least 2,500 stores in continental North America by the end of the year 2000 and at least 500 stores in the Pacific Rim and 500 stores in Europe by the end of 2003, using cash flow generated from operations supplemented by debt financing, if necessary.



YEAR 2000 COMPLIANCE

The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Computer programs with time-sensitive software, at the Company and elsewhere, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to produce and distribute products, process transactions or engage in similar normal business activities. To address the Year 2000 issue and its risks, the Company has formed a cross-functional Task Force, headed by senior management, to evaluate the risks and implement appropriate remediation and contingency plans.

The Company's preparations for the Year 2000 have been divided into two categories, MIS supported systems and other systems and issues. "MIS supported" systems are those telephone and computer systems that are acquired, installed and maintained by the Company's Management Information Systems ("MIS") department. These systems include all of the software applications generally available on the Company's computer network, as well as many applications used by particular departments or in connection with specific functions (for example, payroll and general accounting software). Single user applications and a few specialized systems maintained by certain departments within the Company are not considered "MIS supported" systems. The Company's MIS department is primarily responsible for addressing Year 2000 compliance issues arising from all MIS supported systems, while the Year 2000 Task Force is primarily responsible for Year 2000 compliance issues arising from non-MIS supported systems and from relationships with critical product and service providers.

The majority of computer and telephony applications at Starbucks are relatively recent purchases that are not expected to be affected by the Year 2000 problem. All of the MIS supported systems used at Starbucks have been identified and evaluated. Where necessary, the Company has remediated such systems by installing system upgrades or rewriting code. As the suppliers of telephone and computer systems to the Company have worked to address Year 2000 issues with their own products, several have uncovered new or additional problems relating to their systems or software and have so notified the Company. In some cases, these new or additional issues have necessitated additional remediation or testing of the Company's systems, slightly slowing the completion of the overall remediation process. In early October 1999, the Company expects to complete its remediation efforts by installing routine software system upgrades on two production control systems. As part of the remediation process, the Company's MIS department has tested each critical system and networked application. The Company currently expects to continue to test the integration of its systems and applications for Year 2000 compliance through the end of October 1999.

To address issues arising from non-MIS supported systems or embedded chips and to evaluate the Company's exposure to third parties' failures to remediate their Year 2000 problems, the Company has identified the critical product and service suppliers for each of its business units and departments. The Company has solicited information from these critical suppliers and others about their remediation and contingency plans and their ability to meet the Company's needs in the Year 2000. By the end of the third quarter of fiscal 1999, the Company had received responses from approximately 94% of these product and service suppliers, virtually all of which indicate that they are actively addressing the Year 2000 issue. The Company is working with these suppliers to complete additional remediation steps and is working with all of its critical product and service suppliers to develop appropriate contingency plans. The contingency plans may include, among other actions, purchasing additional inventory prior to the end of 1999, identifying alternate sources of products and services and establishing alternate ways to accomplish critical business functions.

The Company is preparing contingency plans for each of its critical business units or departments and plans to conduct tests of certain critical non-MIS supported systems (even if the Company has received assurances of compliance) through the end of October 1999. Despite these efforts, there can be no guarantee that the other companies on which the Company relies will be prepared for the Year 2000 and that their Year 2000 problems will not have an adverse effect on the Company.

The Company presently believes that the most reasonably likely worst case scenario concerning the Year 2000 is that certain critical product and service providers will not be Year 2000 compliant and will be unable to
deliver products and services in a timely manner.   The Company believes that
its geographically dispersed retail stores and large supplier base will significantly mitigate any adverse impact from suppliers' delays or failures, but that the Company remains vulnerable to (i) delays in deliveries by a few suppliers who are the sole source of certain products and services; (ii) disruption of the components of its distribution operations, including ports, trucking, and air freight services, and (iii) local or regional retail store shutdowns as a result of problems with infrastructure such as power, water and sewer service.

The Company has spent approximately $1.3 million in direct costs for the Year 2000 compliance project through the third quarter of fiscal 1999 and expects to spend up to an additional $0.9 million to complete its remediation and testing efforts. The total cost to complete remediation efforts and the dates by which the Company expects to complete its Year 2000 remediation and testing processes are management's best estimates, which are based on numerous assumptions about future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will prove true and actual results could differ significantly from those projected.



COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

Green coffee commodity prices are subject to substantial price fluctuations, caused by various factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related oncerns. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. The Company's ability to raise sales prices in response to rising coffee prices may be limited and the Company's profitability could be adversely affected if coffee prices were to rise substantially.

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of June 27, 1999, the Company had approximately $101 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for most of fiscal 2000. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 2000.



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



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description
            11         Statement re: computation of per share earnings
            27         Financial Data Schedule


(b)      Current Reports on Forms 8-K filed during the 13 weeks ended June 27,
         1999:
         None




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARBUCKS CORPORATION

Dated:  August 11, 1999                   By:  /s/ Michael  Casey
                                            ----------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer


                           STARBUCKS CORPORATION
                           ---------------------
                EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                      Three Months Ended    Nine Months Ended
                                      June 27,   June 28,   June 27,  June 28,
                                        1999      1998       1999       1998
                                          (13 Weeks)            (39 Weeks)
-------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER COMMON SHARE-BASIC:
Net earnings                          $ 24,635  $  7,899   $ 69,326   $42,818
===============================================================================

Weighted average common shares and
 common stock units outstanding        182,781   178,137    181,397   175,095
===============================================================================

Net earnings per common share-basic     $ 0.13    $ 0.04     $ 0.38     $0.24
===============================================================================

CALCULATION OF EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE-DILUTED(1):
Net earnings calculation:
 Net earnings                         $ 24,635  $  7,899   $ 69,326  $ 42,818
 Add after-tax interest
  expense on debentures                      0         0          0       348
 Add after-tax amortization of issuance
  costs related to the debentures            0         0          0        30
------------------------------------------------------------------------------
 Adjusted net earnings                $ 24,635  $  7,899   $ 69,326  $ 43,196
==============================================================================
Weighted average shares outstanding
 calculation:
 Weighted average common shares
  and common stock units outstanding   182,781   178,137    181,397   175,095
 Dilutive effect of outstanding common
  stock options                          8,555     7,012      7,217     6,452
 Assuming conversion of convertible
  subordinated debentures                    0         0          0     1,871
------------------------------------------------------------------------------
Weighted average common and common
 equivalent shares outstanding          191,336   185,149    188,614  183,418
==============================================================================
Net earnings per common and
 common equivalent share-diluted         $ 0.13    $ 0.04      $0.37    $0.24
==============================================================================

(1) Diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with income adjusted for the after-tax interest expense and amortization applicable to these debentures. The Company's convertible subordinated debentures were converted to equity during the first quarter of fiscal 1998.