Form 10-K
period 1999-10-03
STARBUCKS CORP
filed 1999-12-23
CIK 829224

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-20322

                             STARBUCKS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WASHINGTON                                     91-1325671
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
              OR ORGANIZATION)

 2401 UTAH AVENUE SOUTH, SEATTLE, WASHINGTON                       98134
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 447-1575

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on December 1, 1999, as reported on the National Market tier of The Nasdaq Stock Market, Inc. was $4,732,328,104.

    As of December 20, 1999, there were 182,699,160 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1999 have been incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 14, 2000 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

     General. Starbucks Corporation and its subsidiaries (collectively "Starbucks" or the "Company") purchases and roasts high quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, a variety of pastries and confections, coffee-related accessories and equipment, and a line of premium teas, primarily through its Company-operated retail stores. In addition to sales through its Company-operated retail stores, Starbucks sells coffee and tea products through other channels of distribution (collectively, "specialty operations"). Starbucks, through its joint venture partnerships, also produces and sells bottled Frappuccino(R) coffee drink and a line of premium ice creams. The Company's objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue to rapidly expand its retail operations, grow its specialty operations and selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new distribution channels.

     Company-Operated Retail Stores. The Company's retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing superior customer service, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In furtherance of this strategy, the Company opened 460 new stores, converted 56 stores acquired in May 1998 from Seattle Coffee Holdings Limited ("Seattle Coffee Company") to Starbucks stores and converted 26 stores acquired in March 1999 from Pasqua Inc. ("Pasqua"), a San Francisco based coffee retailer, to Starbucks stores. As of October 3, 1999, Starbucks had 2,135 Company-operated stores in 34 states, the District of Columbia, five Canadian provinces and the United Kingdom. Company-operated retail stores accounted for approximately 85% of net revenues during the fiscal year ended October 3, 1999 ("fiscal 1999"). The Company intends to finance additional growth in the number of Company-operated retail stores with cash flow from operations, supplemented by debt financing, if necessary.

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

     All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, including at least one "coffee of the day," a broad selection of Italian-style espresso beverages, a selection of teas and distinctively packaged, roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, and coffee-making equipment and accessories. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company's whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, drip coffee makers, espresso machines, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a more limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. During fiscal 1999, the Company's retail sales mix by product type was approximately 69% handcrafted beverages, 15% food items, 10% whole bean coffees, and 6% coffee-making equipment and accessories.

     Specialty Operations. Starbucks specialty operations strive to develop the Starbucks brand outside the Company-operated retail store environment through a number of channels. Starbucks strategy for expanding its specialty operations is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties who share Starbucks values and commitment to quality. These relationships take various forms, including domestic wholesale accounts, domestic retail store licensing agreements, grocery channel licensing agreements, domestic joint ventures and international licensing agreements. Starbucks specialty operations also include direct-to-consumer marketing channels. In certain licensing situations, the licensee is a joint venture in which Starbucks has an equity ownership interest. During fiscal 1999, specialty revenues (which include royalties and fees from licensees as well as product sales) accounted for approximately 15% of the Company's net revenues.

     Domestic Wholesale Accounts. Starbucks sells whole bean and ground coffees to several types of domestic wholesale accounts, including (i) foodservice accounts, which include office coffee distributors and institutional foodservice management companies that service business, industry, education and healthcare accounts, and hotels, airlines and restaurants; and (ii) warehouse club stores. During fiscal 1999, sales to domestic wholesale accounts comprised 8% of the Company's net revenues.

     Domestic Retail Store Licensing. Although the Company does not generally relinquish operational control of its retail stores in North America, in situations in which a master concessionaire or another company controls or can provide improved access to desirable retail space, the Company may consider licensing its operations. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee and related products for resale in the licensed locations. Employees working in the licensed locations must follow Starbucks detailed store-operating procedures and attend training classes similar to those given to Starbucks store managers and employees. As of October 3, 1999, the Company had 179 licensed stores in continental North America.

     Domestic Grocery Licensing. In fiscal 1998, Starbucks entered into a long-term licensing agreement with Kraft Foods, Inc. ("Kraft") to accelerate the growth of the Starbucks brand into the grocery channel in the United States. Pursuant to such agreement, Kraft manages all distribution, marketing, advertising and promotions for Starbucks whole bean and ground coffee in grocery, warehouse club and mass merchandise stores. By the end of fiscal 1999, the Company's whole bean and ground coffees were available in 15 states and approximately 8,500 supermarkets. The Company expects to achieve national distribution by the middle of fiscal 2000.

     Domestic Joint Ventures. The Company has two non-retail domestic 50-50 joint ventures. The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company, a division of PepsiCo, Inc., was formed in fiscal 1994 to develop and distribute ready-to-drink coffee-based products. In May 1996, The North American Coffee Partnership introduced bottled Frappuccino coffee drink in selected supermarkets and other retail points of distribution throughout the west coast of the United States. By the end of fiscal 1999, the joint venture was distributing Frappuccino to approximately 200,000 supermarkets, convenience and drug stores and other locations throughout the United States and Canada. The Company formed a joint venture with Dreyer's Grand Ice Cream, Inc. in fiscal 1996 to develop and distribute Starbucks premium coffee ice creams. By the end of fiscal 1999, the joint venture was distributing 17 ice cream and novelty products to over 21,000 supermarkets throughout the United States. (See Note 6 to the Company's consolidated financial statements, "Joint Ventures and Other Investments," incorporated by reference to the Company's 1999 Annual Report to Shareholders in Item 8 of this Form 10-K.)

     International Licensing. Starbucks retail stores located outside of continental North America and the United Kingdom are operated through a number of joint venture and licensing arrangements with prominent retailers. During fiscal 1999, the Company expanded its international presence by opening 121 new stores outside of North America and the United Kingdom, including the first stores in China, Malaysia, South Korea, New Zealand and Kuwait. At fiscal year end, the Company had 82 stores in Japan, 23 in Taiwan, 21 in Singapore, 17 in Hawaii, 14 in the Philippines, 9 in China, 7 in Thailand, 6 in New Zealand, 2 in Malaysia, 2 in Kuwait and 1 in South Korea.

     Direct-to-Consumer Marketing. The Company makes fresh Starbucks coffee and products conveniently available via mail order and on-line. Starbucks publishes and distributes a mail order catalog that offers its coffees, certain food items and select coffee-making equipment and accessories and the Company maintains a web site at www.starbucks.com with an on-line store that allows customers to browse for and purchase coffee, gifts and other items via the Internet. Management believes that the Company's direct-to-consumer operations support its retail store expansion into new markets and reinforce brand recognition in existing markets.

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

     The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

     The Company depends upon its relationships with outside trading companies and exporters for its supply of green coffee. To secure an adequate supply and to fix costs for future periods, the Company routinely enters into fixed-price purchase commitments for future deliveries of coffee. As of October 3, 1999, the Company had approximately $84 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for the majority of fiscal 2000. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote. In addition, the Company may from time to time purchase and sell coffee futures contracts as a hedging mechanism to minimize cost risk due to market fluctuations. There can be no assurance that these activities will successfully protect the Company against the risks of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities.

     In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its retail stores. Fluid milk requirements are purchased from local processors and distributors to ensure quality and reliable service. Dairy prices vary throughout the year as supply and demand fluctuate and are subject to additional changes due to government regulations. The Company obtains competitive prices through a combination of competitive bidding and negotiations with its suppliers.

     The Company also purchases a broad range of paper and plastic products, such as paper cups, plastic cold cups, hot cup lids, napkins, straws, shopping bags and corrugated paper boxes from several companies to support the needs of its retail stores as well as its manufacturing and distribution operations. The cost of these materials are somewhat dependent upon commodity paper and plastic resin costs, but the Company believes it mitigates the effect of short-term raw material price increases through strategic relationships with key suppliers.

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

     Patents, Trademarks, Copyrights and Domain Names. The Company owns and/or has applied to register numerous trademarks and service marks in the United States, Canada and in more than 125 additional countries throughout the world. Rights to the trademarks and service marks in the United States are generally held by Starbucks U.S. Brands Corporation, a wholly-owned subsidiary of the Company, and are used by the Company under license. Some of the Company's trademarks, including "Starbucks," the Starbucks logo and "Frappuccino," are of material importance to the Company. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use.

     The Company also owns numerous copyrights for its product packaging, promotional materials, in-store graphics and training materials, among other things. The Company also holds patents on certain products systems and designs. In addition, the Company has registered and maintains numerous Internet domain names, including "Starbucks.com" and "Starbucks.net." While valuable, individual copyrights, patents and domain names currently held by the Company are not viewed as material to the Company's business.

     Research and Development. The Company's Research and Development department is comprised of food scientists, engineers, chemists and technicians responsible for the formulation and technical development of new equipment, food and beverage products, and manufacturing processes. The department has played a major role in the expansion of the bottled Frappuccino category and coffee ice cream offerings. Development of novel coffee ingredients and a new dairy base have improved the Company's ability to deliver blended Frappuccino worldwide, while technical support of the tea and juice beverage development has resulted in new formulations and line extensions in the Company's blended fruit and tea beverage line, Tiazzi(R). The Company spent approximately $5.0 million during fiscal 1999 on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of the Company's business.

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

     Employees. As of October 3, 1999, the Company employed approximately 37,000 individuals, approximately 34,000 in retail stores and regional offices and the remainder in the Company's administrative, specialty, real estate, roasting, and warehousing operations. At fiscal year end, employees at 12 of the Company's stores were represented by unions. Starbucks has entered into a labor agreement governing such stores that extends until July 2001. The Company believes that its current relations with its employees are good.

ITEM 2. PROPERTIES

     Starbucks currently operates four roasting and distribution facilities -- two in the Seattle, Washington area, one in East Manchester Township, York County, Pennsylvania and one in London, England. In the Seattle area, the Company owns a roasting plant and distribution facility of approximately 305,000 square feet and leases a warehouse facility of approximately 156,000 square feet in Kent, Washington (the "Kent Plant"). The Company also leases approximately 92,000 square feet in a building in Seattle, Washington pursuant to a lease extendable through 2001 (the "Seattle Plant"). On September 1, 1999, the Company purchased a 365,000 square foot roasting and distribution facility that it previously had leased in York County, Pennsylvania (the "York Plant"). The Company has an option to purchase an additional parcel of land adjacent to the York Plant until August 2001. In connection with the purchase of the York Plant, the Company assumed loans totaling approximately $7.7 million incurred in connection with its development. The Company also leases a small roasting and storage facility in London, England that supports its operations in the United Kingdom. The lease for this facility expires in 2007 unless extended by the parties.

     The Company leases approximately 456,000 square feet of a building located in Seattle, Washington for administrative offices and has options to lease approximately 100,000 additional square feet in such building. The Company owns
2.36 acres (102,800 square feet) of undeveloped land near its administrative offices and adjacent to the Seattle Plant, which is used for parking.

     As of October 3, 1999, Starbucks operated a total of 2,135 retail stores. All Starbucks stores are located in leased premises. The Company also leases space in approximately 50 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by this item is incorporated herein by reference to the section entitled "Shareholder Information" in the Company's 1999 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" in the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Risk Management" in the Company's 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company's 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the sections entitled "Proposal
1 -- Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 14, 2000 (the "Proxy Statement"). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

     The executive officers of the Company, each of whom serves a one-year term and until his or her successor is elected and qualified, are as follows:

              NAME                 AGE               POSITION                EXECUTIVE OFFICER SINCE
              ----                 ---               --------                -----------------------
Howard Schultz...................  46    chairman of the board and chief              1985
                                         executive officer
Orin Smith.......................  57    director, president and chief                1990
                                         operating officer
Paul D. Davis....................  42    president, Retail North America              1999
Peter Maslen.....................  47    president, Starbucks Coffee                  1999
                                         International, Inc.
John B. Richards.................  51    president, North American                    1997
                                         Operations
Michael Casey....................  54    executive vice president, chief              1995
                                         financial officer and chief
                                         administrative officer
E. R. (Ted) Garcia...............  52    executive vice president, Supply             1995
                                         Chain and Coffee Operations
Deidra Wager.....................  44    executive vice president and                 1993
                                         consultant to Starbucks Coffee
                                         International, Inc.
James Alling.....................  38    senior vice president, Business              1997
                                         Alliances
Bruce Craig......................  57    senior vice president, Retail                1997
                                         Field Operations
Sharon E. Elliott................  48    senior vice president, Human                 1994
                                         Resources
David W. Frost...................  49    senior vice president, Business              1999
                                         Development
Deborah Gillotti.................  42    senior vice president and general            1997
                                         manager, Starbucks X
Wanda Herndon....................  47    senior vice president,                       1996
                                         Communications and Public Affairs
Shelley B. Lanza.................  43    senior vice president, Law and               1995
                                         Corporate Affairs and general
                                         counsel
Pedro Y. K. Man..................  45    senior vice president and                    1999
                                         president, Starbucks Coffee Asia
                                         Pacific Ltd.
David M. Olsen...................  53    senior vice president                        1991
Arthur I. Rubinfeld..............  46    senior vice president, Store                 1992
                                         Development
Engle Saez.......................  49    senior vice president, Retail                1999
                                         Marketing and Product Management
Michael T. Sweeney...............  41    senior vice president, and                   1998
                                         president, Starbucks Coffee
                                         Company (U.K.) Limited

              NAME                 AGE               POSITION                EXECUTIVE OFFICER SINCE
              ----                 ---               --------                -----------------------
Mark Wesley......................  45    senior vice president, Store                 1999
                                         Development and Asset Management
Mary Williams....................  50    senior vice president, Coffee                1997
Howard Wollner...................  46    senior vice president,                       1998
                                         Administration and Strategic
                                         Alliance Management

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

     PAUL D. DAVIS joined Starbucks in March 1999 as president of Consumer Products and was appointed to president, Retail North America in November 1999. Prior to joining Starbucks, Mr. Davis worked with Frito-Lay, a division of PepsiCo, Inc. for 14 years where he held several sales, marketing and general management positions. Most recently, he served as president of Frito-Lay's Canadian division. Prior to joining Frito-Lay, Mr. Davis held various positions with Procter & Gamble.

     PETER MASLEN joined Starbucks in August 1999 as president, Starbucks Coffee International, Inc. Prior to joining Starbucks, Mr. Maslen served in various executive positions with Mars Inc., PepsiCo, Inc. and most recently Tricon Global Restaurants from 1992 to 1999, including most recently serving as the Senior Vice President and General Manager of its Central Europe Operations.

     JOHN B. RICHARDS joined the Company in September 1997 as president, Retail North America and was appointed to president, North American Operations in November 1999. Prior to joining the Company, Mr. Richards served as the Executive Vice President of Four Seasons Hotels and Resorts for 10 years. Prior to that time Mr. Richards held various positions with McKinsey & Company and Procter & Gamble.

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

     DEIDRA WAGER joined Starbucks in 1992 and served as the Company's senior vice president, Retail Operations from August 1993 to September 1997 when she was promoted to executive vice president, Retail Marketing and Operations. In March 1999, Ms. Wager moved to Tokyo, Japan to serve as a consultant to Starbucks Coffee International, Inc. and work with Starbucks Coffee Japan Limited. Prior to joining Starbucks, Ms. Wager held several operations positions with Taco Bell(R), Inc. from 1988 to 1992.

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

     SHARON E. ELLIOTT joined Starbucks in 1994 as senior vice president, Human Resources. From September 1993 to June 1994, Ms. Elliott served as the corporate director, staffing and development of Allied Signal Corporation. From July 1987 to August 1993, she held several human resources management positions with Bristol-Myers Squibb, including serving as the director of human resources -- corporate staff.

     DAVID W. FROST joined Starbucks in July 1999 as senior vice president, Business Development. Prior to joining Starbucks, Mr. Frost served as a managing director of Chapman Partners and New Millenium Partners, investment and merchant banking partnerships, from January 1998 to 1999. From December 1995 to November 1997, Mr. Frost was a managing director for KPMG. Prior to that Mr. Frost served as vice president, Business Development for the Pillsbury Company and the Food Sector of Grand Metropolitan PLC.

     DEBORAH GILLOTTI joined Starbucks in February 1997 as senior vice president and chief information officer. In August, 1999 she was named as senior vice president and general manager, Starbucks X. Prior to joining Starbucks, Ms. Gillotti served as vice president, Corporate MIS for Duracell International, Inc. (now a division of the Gillette Company). She also held a variety of management positions for KPMG Peat Marwick Management Consulting from 1989 to 1993 and with GTE Corporation from 1982 to 1989.

     WANDA HERNDON joined Starbucks in July 1995 as vice president, Communications and Public Affairs and was promoted to senior vice president, Communications and Public Affairs in November 1996. From February 1990 to June 1995, Ms. Herndon held several communications management positions at DuPont Company. From November 1978 to February 1990, Ms. Herndon held several public affairs and marketing communications positions at Dow Chemical Company.

     SHELLEY B. LANZA joined Starbucks in June 1995 as senior vice president, Law and Corporate Affairs and general counsel. From 1986 to 1995, Ms. Lanza served as vice president and general counsel of Honda of America Manufacturing, Inc. From 1982 to 1986, Ms. Lanza practiced law at the law firm of Vorys, Sater, Seymour and Pease in Columbus, Ohio.

     PEDRO Y. K. MAN joined Starbucks in April 1999 as senior vice president and president of Starbucks Coffee Asia Pacific Ltd. Prior to joining Starbucks, Mr. Man spent over eight years with the Pillsbury Company developing and managing the Haagen Dazs business in Asia. During that time, Mr. Man served in a number of positions with Haagen Dazs Far East Limited, most recently serving as vice president, Haagen Dazs, Asia Pacific.

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

     ENGLE SAEZ joined the Company in October 1999 as senior vice president of Marketing and Product Management. Prior to joining the Company, Mr. Saez spent five years as president and CEO of The AtlanticRancher Company, Inc., a direct mail and Internet marketer of upscale, premium quality apparel, footwear and accessories. Prior to that time, Mr. Saez held senior management positions with Stride Rite Corporation, Phillips Van Heusen and The Timberland Company.

     MICHAEL T. SWEENEY joined the Company in November 1998 as senior vice president, International. In August 1999, Mr. Sweeney also was named as the president of Starbucks Coffee Company (UK) Limited. Prior to joining Starbucks, Mr. Sweeney served from September 1995 to November 1998 as the President of

Minnesota Pizza Company, a franchise of Papa Johns, International, which operated 37 locations. From May 1992 to July 1995, Mr. Sweeney served as the President of Blockbuster Mid-America, a franchisee of Blockbuster Entertainment, Inc. that operated 35 locations.

     MARK WESLEY joined Starbucks in September 1993 as the real estate manager for the Southwest Zone and was promoted in September 1994 to director of Development for the Southwest Zone. In October 1997, Mr. Wesley was promoted to vice president, Store Development and Asset Management -- Western Region and in November 1999 he was promoted to his current position, senior vice president, Store Development and Asset Management.

     MARY WILLIAMS joined Starbucks in March 1993 as vice president, Green Coffee and was promoted to senior vice president, Coffee in October 1997. From May 1988 to March 1993, Ms. Williams served as president of Klein Bros. International, Coffee Division.

     HOWARD WOLLNER joined Starbucks in January 1992 as vice president, Administration and was promoted to senior vice president, Administration and Strategic Alliance Management in October 1998. Prior to joining Starbucks, Mr. Wollner was executive vice president of Watts Silverstein Associates from July 1990 to July 1991. From 1977 to 1990, Mr. Wollner was associated with Carroon & Black Corporation where he was president of the Seattle office of C&B Consulting Group, an employee benefits consulting firm.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the section entitled "Executive Compensation -- Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form l0-K:

     1. Financial Statements.

          The following financial statements are incorporated by reference in
     Part II, Item 8 of this Annual Report on Form 10-K:

        Consolidated Balance Sheets as of October 3, 1999 and September 27,
        1998;

        Consolidated Statements of Earnings for the fiscal years ending October 3, 1999, September 27, 1998 and September 28, 1997;

        Consolidated Statements of Cash Flows for the fiscal years ending October 3, 1999, September 27, 1998 and September 28, 1997;

        Consolidated Statements of Shareholders' Equity for the fiscal years ending October 3, 1999, September 27, 1998 and September 28, 1997;

        Notes to Consolidated Financial Statements; and

        Independent Auditors' Report.

     2. Financial Statement Schedules.

          Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 14(a)(1) above.

     3. Exhibits.

          The Exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   3.1         Restated Articles of Incorporation of Starbucks Corporation
               (incorporated herein by reference to Exhibit 3. 1 to the
               Company's Form 10-Q for the fiscal quarter ended March 31,
               1996, filed with the SEC on May 15, 1996)
   3.1.1       Amendment dated November 22, 1995 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated
               herein by reference to Exhibit 3.1.1 to the Company's Form
               10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)
   3.1.2       Amendment dated March 18, 1996 to the Restated Articles of
               Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the
               SEC on May 15, 1996)
   3.1.3       Amendment dated March 4, 1999 to the Restated Articles of
               Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended March 28, 1999, filed with the
               SEC on May 12, 1990)
   3.2         Amended and Restated Bylaws of Starbucks Corporation
               (incorporated herein by reference to Exhibit 3.2 to the
               Company's Form 10-Q for the fiscal quarter ended March 31,
               1996, filed with the SEC on May 15, 1996)
  10.1         Starbucks Corporation Key Employee Stock Option Plan -- 1994
               (incorporated herein by reference to Appendix A to the
               Company's 1994 Proxy Statement filed with the SEC on
               December 23, 1994)*

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  10.1.1       Starbucks Corporation Key Employee Stock Option
               Plan -- 1994, as amended (incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on
               December 26, 1996)*
  10.2         Starbucks Corporation Amended and Restated 1989 Stock Option
               Plan for Non-Employee Directors (incorporated herein by
               reference to Appendix A to the Company's Proxy Statement
               filed with the SEC on January 13, 1999)*
  10.3         Starbucks Corporation 1991 Company-Wide Stock Option Plan,
               as amended (incorporated herein by reference to the
               Company's Registration Statement No. 33-52528 on Form S-8,
               filed with the SEC on September 28, 1992)*
  10.3.1       Starbucks Corporation 1991 Company-Wide Stock Option Plan,
               as amended (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on December 26,
               1996)*
  10.4         Starbucks Corporation Employee Stock Purchase Plan -- 1995
               (incorporated herein by reference to Appendix C to the
               Company's 1994 Proxy Statement filed with the SEC on
               December 23, 1994)*
  10.5         Industrial Lease, dated March 31, 1989, between Starbucks
               Corporation and the City of Seattle (successor in interest to David A. Sabey and Sandra L. Sabey) (incorporated herein by reference to Exhibit 10.4 to the Company's Registration
               Statement No. 33-47951 on Form S-1, filed with the SEC on
               May 15, 1992)
  10.6         Office Lease, dated as of July 15, 1993, between First and
               Utah Street Associates, L.P. and Starbucks Corporation
               (incorporated herein by reference to Exhibit 10.17 to the
               Company's Form 10-K for the Fiscal Year ended October 3,
               1993, filed with the SEC on December 30, 1993)
  10.6.1       Second Amendment to Office Lease, dated as of January 1,
               1995, between First & Utah Street Associates, L.P. and
               Starbucks Corporation (incorporated herein by reference to the Company's Registration Statement No. 33-93974 on Form
               S-3, filed with the SEC on June 27, 1995)
  10.6.2       Third Amendment to Office Lease, dated as of September 30,
               1995, between First and Utah Street Associates, L.P. and
               Starbucks Corporation (incorporated herein by reference to
               Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended October l, 1995, filed with the SEC on December 28,
               1995)
  10.7         Development Agreement, dated as of February 11, 1994,
               between Starbucks Corporation and Host International, Inc.
               (incorporated herein by reference to Exhibit 10.18 to the
               Company's Form 10-K for the Fiscal Year ended October 2,
               1994, filed with the SEC on December 23, 1994)
  10.8         Special Warranty Deed, dated March 7, 1994, between Kent
               North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit
               10.14 to the Company's Form 10-K for the Fiscal Year ended
               October 2, 1994, filed with the SEC on December 23, 1994)
  10.9         Joint Venture and Partnership Agreement, dated August 10,
               1994, between Pepsi-Cola Company, a division of PepsiCo,
               Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for
               the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)
  10.10        Lease, dated August 22, 1994, between York County Industrial
               Development Corporation and Starbucks Corporation
               (incorporated herein by reference to Exhibit l0 to the
               Company's Form 10-Q for the Quarterly Period Ended July 2,
               1995, filed with the SEC on August 15, 1995)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  10.14        Master Licensing Agreement between the Company and ARAMARK
               Food and Services Group, Inc. dated as of January 30, 1996, as amended and restated May 7, 1996 (incorporated herein by reference to Exhibit 10.23 to the Company's Form l0-Q for
               the Quarterly Period Ended March 31, 1996, filed with the
               SEC on May 15, 1996)
  10.15        Starbucks Corporation Executive Management Bonus Plan*
  10.16        Starbucks Corporation Management Deferred Compensation Plan
               (incorporated herein by reference to Exhibit 4.1 to the
               Company's Registration Statement on Form S-8 filed with the
               SEC on January 1, 1998)*
  10.17        Starbucks Corporation 1997 Deferred Stock Plan*
  11           Computation of Per Share Earnings
  13           Portions of the 1999 Annual Report to Shareholders
  21           Subsidiaries of the Registrant
  23           Independent Auditors' Consent
  27           Financial Data Schedule

---------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended October 3, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARBUCKS CORPORATION

                                          By:      /s/ HOWARD SCHULTZ
                                            ------------------------------------
                                                       Howard Schultz
                                             chairman of the Board of Directors
                                                             and
                                                  chief executive officer
December 13, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ HOWARD SCHULTZ                    chairman of the Board of      December 13, 1999
-----------------------------------------------------  Directors and chief
                   Howard Schultz                      executive officer

                  /s/ ORIN C. SMITH                    director, president and       December 10, 1999
-----------------------------------------------------  chief operating Officer
                    Orin C. Smith

                  /s/ MICHAEL CASEY                    executive vice president,     December 13, 1999
-----------------------------------------------------  chief financial officer and
                    Michael Casey                      chief administrative officer
                                                       (principal financial officer
                                                       and principal accounting
                                                       officer)

                  /s/ BARBARA BASS                     director                      December 13, 1999
-----------------------------------------------------
                    Barbara Bass

                  /s/ HOWARD BEHAR                     director                      December 10, 1999
-----------------------------------------------------
                    Howard Behar

                 /s/ CRAIG J. FOLEY                    director                      December 13, 1999
-----------------------------------------------------
                   Craig J. Foley

                /s/ GREGORY B. MAFFEI                  director                      December 13, 1999
-----------------------------------------------------
                  Gregory B. Maffei

                /s/ ARLEN I. PRENTICE                  director                      December 13, 1999
-----------------------------------------------------
                  Arlen I. Prentice

              /s/ JAMES G. SHENNAN, JR.                director                      December 10, 1999
-----------------------------------------------------
                James G. Shennan, Jr.

               /s/ CRAIG E. WEATHERUP                  director                      December 14, 1999
-----------------------------------------------------
                 Craig E. Weatherup

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   3.1         Restated Articles of Incorporation of Starbucks Corporation
               (incorporated herein by reference to Exhibit 3. 1 to the
               Company's Form 10-Q for the fiscal quarter ended March 31,
               1996, filed with the SEC on May 15, 1996)
   3.1.1       Amendment dated November 22, 1995 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated
               herein by reference to Exhibit 3.1.1 to the Company's Form
               10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)
   3.1.2       Amendment dated March 18, 1996 to the Restated Articles of
               Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the
               SEC on May 15, 1996)
   3.1.3       Amendment dated March 4, 1999 to the Restated Articles of
               Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended March 28, 1999, filed with the
               SEC on May 12, 1990)
   3.2         Amended and Restated Bylaws of Starbucks Corporation
               (incorporated herein by reference to Exhibit 3.2 to the
               Company's Form 10-Q for the fiscal quarter ended March 31,
               1996, filed with the SEC on May 15, 1996)
  10.1         Starbucks Corporation Key Employee Stock Option Plan -- 1994
               (incorporated herein by reference to Appendix A to the
               Company's 1994 Proxy Statement filed with the SEC on
               December 23, 1994)*
  10.1.1       Starbucks Corporation Key Employee Stock Option
               Plan -- 1994, as amended (incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on
               December 26, 1996)*
  10.2         Starbucks Corporation Amended and Restated 1989 Stock Option
               Plan for Non-Employee Directors (incorporated herein by
               reference to Appendix A to the Company's Proxy Statement
               filed with the SEC on January 13, 1999)*
  10.3         Starbucks Corporation 1991 Company-Wide Stock Option Plan,
               as amended (incorporated herein by reference to the
               Company's Registration Statement No. 33-52528 on Form S-8,
               filed with the SEC on September 28, 1992)*
  10.3.1       Starbucks Corporation 1991 Company-Wide Stock Option Plan,
               as amended (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, filed with the SEC on December 26,
               1996)*
  10.4         Starbucks Corporation Employee Stock Purchase Plan -- 1995
               (incorporated herein by reference to Appendix C to the
               Company's 1994 Proxy Statement filed with the SEC on
               December 23, 1994)*
  10.5         Industrial Lease, dated March 31, 1989, between Starbucks
               Corporation and the City of Seattle (successor in interest to David A. Sabey and Sandra L. Sabey) (incorporated herein by reference to Exhibit 10.4 to the Company's Registration
               Statement No. 33-47951 on Form S-1, filed with the SEC on
               May 15, 1992)
  10.6         Office Lease, dated as of July 15, 1993, between First and
               Utah Street Associates, L.P. and Starbucks Corporation
               (incorporated herein by reference to Exhibit 10.17 to the
               Company's Form 10-K for the Fiscal Year ended October 3,
               1993, filed with the SEC on December 30, 1993)
  10.6.1       Second Amendment to Office Lease, dated as of January 1,
               1995, between First & Utah Street Associates, L.P. and
               Starbucks Corporation (incorporated herein by reference to the Company's Registration Statement No. 33-93974 on Form
               S-3, filed with the SEC on June 27, 1995)
  10.6.2       Third Amendment to Office Lease, dated as of September 30,
               1995, between First and Utah Street Associates, L.P. and
               Starbucks Corporation (incorporated herein by reference to
               Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended October l, 1995, filed with the SEC on December 28,
               1995)
  10.7         Development Agreement, dated as of February 11, 1994,
               between Starbucks Corporation and Host International, Inc.
               (incorporated herein by reference to Exhibit 10.18 to the
               Company's Form 10-K for the Fiscal Year ended October 2,
               1994, filed with the SEC on December 23, 1994)
  10.8         Special Warranty Deed, dated March 7, 1994, between Kent
               North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit
               10.14 to the Company's Form 10-K for the Fiscal Year ended
               October 2, 1994, filed with the SEC on December 23, 1994)
  10.9         Joint Venture and Partnership Agreement, dated August 10,
               1994, between Pepsi-Cola Company, a division of PepsiCo,
               Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for
               the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)
  10.10        Lease, dated August 22, 1994, between York County Industrial
               Development Corporation and Starbucks Corporation
               (incorporated herein by reference to Exhibit l0 to the
               Company's Form 10-Q for the Quarterly Period Ended July 2,
               1995, filed with the SEC on August 15, 1995)
  10.14        Master Licensing Agreement between the Company and ARAMARK
               Food and Services Group, Inc. dated as of January 30, 1996, as amended and restated May 7, 1996 (incorporated herein by reference to Exhibit 10.23 to the Company's Form l0-Q for
               the Quarterly Period Ended March 31, 1996, filed with the
               SEC on May 15, 1996)
  10.15        Starbucks Corporation Executive Management Bonus Plan*
  10.16        Starbucks Corporation Management Deferred Compensation Plan
               (incorporated herein by reference to Exhibit 4.1 to the
               Company's Registration Statement on Form S-8 filed with the
               SEC on January 1, 1998)*
  10.17        Starbucks Corporation 1997 Deferred Stock Plan*
  11           Computation of Per Share Earnings
  13           Portions of the 1999 Annual Report to Shareholders
  21           Subsidiaries of the Registrant
  23           Independent Auditors' Consent
  27           Financial Data Schedule

---------------
* Management contract or compensatory plan or arrangement.