Form 10-Q
period 2000-01-02
STARBUCKS CORP
filed 2000-02-16
CIK 829224

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 2, 2000

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

        YES [X]                                          NO [ ]

As of February 14, 2000, there were 183,546,902 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                              STARBUCKS CORPORATION



                                      INDEX



                          PART I. FINANCIAL INFORMATION




                                                               Page No.
Item 1.  Financial Statements ................................    3


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....    9


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk .................................   12





                           PART II. OTHER INFORMATION




Item 1.  Legal Proceedings ...................................   12


Item 6.  Exhibits and Reports on Form 8-K ....................   12


Signature ....................................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              STARBUCKS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)

                                                    Three Months Ended
                                                  January 2,   December 27,
                                                    2000           1998
                                                (13 Weeks)     (13 Weeks)
                                                        (unaudited)
---------------------------------------------------------------------------
Net revenues                                     $526,982       $405,638

Cost of sales and related
  occupancy costs                                 238,402        186,300
---------------------------------------------------------------------------

  Gross Margin                                    288,580        219,338

Store operating expenses                          164,200        122,601

Other operating expenses                           14,312         13,308

Depreciation and amortization                      29,290         21,893

General and administrative
  expenses                                         26,145         20,359

---------------------------------------------------------------------------

  Operating income                                 54,633         41,177

Interest and other income, net                      1,414          1,941

---------------------------------------------------------------------------

  Earnings before income taxes                     56,047         43,118

Income taxes                                       21,298         16,385
---------------------------------------------------------------------------

Net earnings                                     $ 34,749       $ 26,733
===========================================================================

Net earnings per common share - basic            $   0.19       $   0.15

Net earnings per common share - diluted          $   0.18       $   0.14

Weighted average shares outstanding:
Basic                                             183,427        180,042
Diluted                                           189,340        185,466



                 See notes to consolidated financial statements
                                        3

                              STARBUCKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                              January 2,    October 3,
                                                2000           1999
                                            (unaudited)
----------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                 $    77,368    $    66,419
  Short-term investments                         72,808         51,367
  Accounts receivable                            48,567         47,646
  Inventories                                   157,232        180,886
  Prepaid expenses and other
   current assets                                17,549         19,049
  Deferred income taxes, net                     25,093         21,133
----------------------------------------------------------------------
   Total current assets                         398,617        386,500

Joint ventures and other investments             82,424         68,060
Property, plant and equipment, net              796,550        760,289
Deposits and other assets                        27,582         23,474
Goodwill, net                                    19,384         14,191
----------------------------------------------------------------------
   Total                                    $ 1,324,557    $ 1,252,514
======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $    63,803    $    56,108
  Checks drawn in excess of bank balances        47,122         64,211
  Accrued compensation and related costs         51,193         43,872
  Accrued occupancy costs                        25,608         23,017
  Accrued taxes                                  40,366         30,752
  Other accrued expenses                         31,103         33,637
----------------------------------------------------------------------
   Total current liabilities                    259,195        251,597

Deferred income taxes, net                       40,152         32,886
Long-term debt                                    6,848          7,018

Shareholders' equity:
  Common stock - Authorized, 300,000,000;
   issued and outstanding, 183,730,150 and
   183,282,095 shares, respectively, (includes
   848,550 common stock units in both periods)  658,789        651,020
  Retained earnings                             348,688        313,939
  Accumulated other comprehensive income (loss)  10,885         (3,946)
----------------------------------------------------------------------

  Total shareholders' equity                  1,018,362        961,013
----------------------------------------------------------------------
   Total                                    $ 1,324,557    $ 1,252,514
======================================================================



                 See notes to consolidated financial statements
                                        4

                              STARBUCKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Three Months Ended
------------------------------------------------------------------------------------------------
                                                                   January 2,         December 27,
                                                                      2000                1998
                                                                   (13 Weeks)          (13 Weeks)
                                                                            (unaudited)
------------------------------------------------------------------------------------------------
Operating activities:
  Net earnings                                                     $  34,749           $  26,733
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                                    31,976              24,396
     Provision for store remodels
      and losses on asset disposals                                      613                 242
     Deferred income taxes, net                                       (2,240)                604
     Equity in (income)/losses of investees                           (2,798)                353
  Cash provided/(used) by changes in
   operating assets and liabilities:
     Accounts receivable                                                (765)              5,920
     Inventories                                                      24,692              26,435
     Prepaid expenses and other
      current assets                                                   1,656                (419)
     Accounts payable                                                  7,007              (1,602)
     Accrued compensation and
      related costs                                                    7,381                 252
     Accrued occupancy costs                                           2,625               1,830
     Accrued taxes                                                     9,625               3,753
     Other accrued expenses                                             (852)              8,843
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            113,669              97,340
Investing activities:
  Purchase of investments                                            (18,775)            (52,998)
  Maturity of investments                                             10,000              11,000
  Sale of investments                                                  5,282                   0
  Purchases of businesses, net of cash acquired                       (8,242)                  0
  Investments in joint ventures and other
   investments                                                       (11,792)             (1,963)
  Distributions from joint ventures                                      500               5,000
  Additions to property, plant
   and equipment                                                     (65,988)            (51,817)
  Additions to deposits and other assets                              (3,682)             (1,018)
------------------------------------------------------------------------------------------------
Net cash used by investing activities                                (92,697)            (91,796)
Financing activities:
  (Decrease)/increase in cash provided by
   checks drawn in excess of bank balances                           (17,038)              3,216
  Proceeds from sale of common stock                                   2,544               1,499
  Exercise of stock options                                            4,144              10,181
  Tax benefit from exercise of non-qualified
   stock options                                                       1,081               6,614
  Payments on long-term debt                                            (923)                  0
------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                     (10,192)             21,510
------------------------------------------------------------------------------------------------
Effect of exchange rate changes
  on cash and cash equivalents                                           169                (332)
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             10,949              26,722
Cash and cash equivalents:
  Beginning of the period                                             66,419             101,663
------------------------------------------------------------------------------------------------
  End of the period                                                $  77,368           $ 128,385
================================================================================================

Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                                        $     131           $      54
   Income taxes                                                       12,689               7,487
  Net unrealized holding gain/(loss)                                  11,138                  (4)
    on investments


                 See notes to consolidated financial statements
                                        5

                             STARBUCKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the 13 Weeks Ended January 2, 2000 and December 27, 1998


NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of January 2, 2000 and October 3, 1999 and for the 13-week periods ended January 2, 2000 and December 27, 1998 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week periods ended January 2, 2000 and December 27, 1998 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 3, 1999, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended October 3, 1999, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week period ended January 2, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2000.


NOTE 2: OTHER EVENTS

On October 18, 1999, Starbucks acquired all of the outstanding stock of Tympanum, Inc. ("Hear Music"), a music retailer with five company stores and 12 licensed locations, in a transaction accounted for as a purchase. The total purchase price was $8 million and the excess purchase price over the net assets acquired was allocated to goodwill and is being amortized over a period of 10 years. Hear Music's results of operations are included in these financial statements from the date of acquisition. Pro forma financial information is not presented, as Hear Music's operations are not material.


NOTE 3: EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of shares and common stock units outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.

On March 19, 1999, the Company effected a two-for-one stock split for its holders of record on March 5, 1999. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to this stock split.

NOTE 4: INVENTORIES

Inventories consist of the following (in thousands):

                                          January 2,    October 3,
                                            2000          1999
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  67,870      $  95,001
  Roasted                                   24,107         28,065
 Other merchandise held for sale            50,732         46,655
 Packaging and other supplies               14,523         11,165
-------------------------------------------------------------------
                                         $ 157,232      $ 180,886
===================================================================

As of January 2, 2000, the Company had fixed-price purchase commitments for green coffee totaling approximately $110 million.

The Company may, from time to time, enter into futures contracts to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The Company does not hold or issue derivative instruments for trading purposes. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 80 "Accounting for Futures Contracts," these futures contracts meet the hedge criteria and are accounted for as hedges. Accordingly, gains and losses are deferred and recognized as adjustments to the carrying value of coffee inventory when purchased and recognized in results of operations as coffee products are sold. Gains and losses are calculated based on the difference between the cost basis and the market value of the coffee contracts. The market risk related to coffee futures is substantially offset by changes in the cost of coffee purchased.


NOTE 5: NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The Company is in the process of evaluating the impact of this new accounting standard and does not expect that it will have a significant effect on its results of operations. The FASB subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", which postpones initial application until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in fiscal 2001.


NOTE 6: PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

                                          January 2,    October 3,
                                             2000         1999
------------------------------------------------------------------
  Land                                  $    5,084     $    5,084
  Building                                  19,795         19,795
  Leasehold improvements                   615,313        591,640
  Roasting and store equipment             296,167        273,612
  Furniture, fixtures and other            134,723        130,223
------------------------------------------------------------------
                                         1,071,082      1,020,354
  Less accumulated depreciation
  and amortization                        (352,299)      (320,982)
------------------------------------------------------------------
                                           718,783        699,372
  Work in progress                          77,767         60,917
------------------------------------------------------------------
                                        $  796,550     $  760,289
==================================================================

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income (loss) reported on the Company's consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                          Three months ended
                                       January 2,  December 27,
                                         2000        1998
----------------------------------------------------------------
Net income                             $ 34,749     $ 26,733
Unrealized holding gains/(losses), net   11,138           (4)
Translation adjustment                    3,693          724
----------------------------------------------------------------
Total comprehensive income             $ 49,580     $ 27,453
================================================================


NOTE 8: SEGMENT REPORTING

The Company is organized into a number of business units. The Company's North American retail business sells coffee beverages, whole bean coffees, and related hardware and equipment through Company-operated retail stores in the United States and Canada. The Company also owns and operates retail stores in the United Kingdom. These two retail segments are managed by different presidents within the Company and are measured and evaluated separately by senior management.

The Company operates through several other business units, each of which is managed and evaluated independently. These other business units include domestic wholesale, domestic retail store and grocery channel licensing, international licensing and a direct-to-consumer business.

The tables below present information by operating segment (in thousands):

                                        Three months ended
                                    January 2,     December 27,
                                       2000             1998
----------------------------------------------------------------
REVENUES
North American retail               $422,064        $332,526
All other business units             108,331          74,781
Intersegment revenues                 (3,413)         (1,669)
----------------------------------------------------------------
Total revenues                      $526,982        $405,638
================================================================

----------------------------------------------------------------
OPERATING INCOME
North American retail               $ 63,747        $ 52,767
All other business units              22,659          12,647
Unallocated corporate expenses       (31,490)        (24,240)
Intersegment eliminations               (283)              3
Interest, net                          1,414           1,941
----------------------------------------------------------------
Earnings before income taxes        $ 56,047        $ 43,118
================================================================


NOTE 9: SUBSEQUENT EVENT

On February 12, 2000, Starbucks entered into a strategic agreement with Kozmo.com, Inc., an internet-to-door delivery service for food, entertainment and convenience items. Under the agreement, Starbucks will receive $150 million over a five-year period for in-store exposure and co-marketing opportunities. Kozmo.com will locate drop boxes within Starbucks stores for return of videos, DVDs, video games and other items delivered by Kozmo.com and will deliver Starbucks coffee by the pound, Tazo teas and other Starbucks products.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company's annual and quarterly filings with the Securities and Exchange Commission.

GENERAL

During the 13-week period ending January 2, 2000, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 84% of net revenues from its Company-operated retail stores. The remaining 16% of net revenues is derived from the Company's specialty operations, which include sales to wholesale accounts and licensees, royalty and license fee income and sales through its direct-to-consumer business and its on-line store at www.starbucks.com. The Company's fiscal year ends on the Sunday closest to September 30. Fiscal year 1999 had 53 weeks. The fiscal year ending on October 1, 2000 will include 52 weeks.

On October 18, 1999, Starbucks acquired all of the outstanding stock of Tympanum, Inc. ("Hear Music"), a music retailer with five company stores and 12 licensed locations, in a transaction accounted for as a purchase. The total purchase price was $8 million and the excess purchase price over the net assets acquired was allocated to goodwill and is being amortized over a period of 10 years. Hear Music's results of operations are included in these financial statements from the date of acquisition. Pro forma financial information is not presented, as Hear Music's operations are not material.


RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED JANUARY 2, 2000, COMPARED TO THE 13 WEEKS ENDED DECEMBER 27, 1998

Revenues. Net revenues for the 13 weeks ended January 2, 2000, increased 30% to $527 million from $406 million for the corresponding period in fiscal 1999. Retail revenues increased 29% to $441 million from $343 million primarily due to the opening of new retail stores plus an increase in comparable store sales of 7% for the period. The increase in comparable store sales resulted from a 4% increase in the number of transactions combined with a 3% increase in the average dollar value per transaction. During the 13 weeks ended January 2, 2000, the Company opened 104 stores in continental North America and 15 in the United Kingdom. The Company ended the period with 2,139 Company-operated stores in continental North America and 110 Company-operated stores in the United Kingdom.

Specialty revenues increased 37% to $86 million for the 13 weeks ended January 2, 2000, compared to $63 million for the corresponding period in fiscal 1999. The increase in specialty revenues was driven primarily by higher revenues from licensees, foodservice accounts, and the wholesale channel. Licensees (including those in which the Company is a joint venture partner) opened 31 stores in continental North America and 34 stores in international markets. The Company ended the period with 207 licensed stores in continental North America and 218 licensed stores in international markets.

Gross margin. Gross margin increased to 54.8% for the 13 weeks ended January 2, 2000 from 54.1% for the corresponding period in fiscal 1999. The improvement in gross margin was primarily due to lower green coffee costs and the impact of a beverage sales price increase implemented in May 1999.

Store operating expenses as a percentage of retail sales increased to 37.3% for the 13 weeks ended January 2, 2000, from 35.8% for the corresponding period in fiscal 1999. The increase was primarily due to higher payroll-related expenditures resulting from an increase in average hourly wage rates and a continuing shift in sales to more labor-intensive handcrafted beverages.

Other operating expenses (expenses associated with all operations other than Company-owned retail, including the Company's share of joint venture profits and losses) were 16.6% of specialty revenues for the 13 weeks ended January 2, 2000, compared to 21.2% for the corresponding period in fiscal 1999. The decrease was primarily due to improved profit contribution from joint venture activities.

General and administrative expenses as a percentage of net revenues were 5.0% for the 13 weeks ended January 2, 2000 and December 27, 1998. Higher professional fees were primarily offset by lower payroll-related expenses as a percent of revenues.

Income Taxes. The Company's effective tax rate for the 13 weeks ended January 2, 2000 and December 27, 1998 was 38.0%. Management expects the tax rate to decrease to 37.5% for the remainder of fiscal 2000 due to tax planning and a reduction of losses by the Company's joint venture in Japan. Such losses are not deductible for U.S. tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $150 million in total cash and short-term investments and working capital of $139 million. Cash and cash equivalents increased by $11 million for the 13 weeks ended January 2, 2000 to $77 million. Cash provided by operating activities totaled $114 million for the first 13 weeks of fiscal 2000, resulting primarily from net earnings before non-cash charges of $62 million and a decrease in inventories of $25 million.

Cash used by investing activities for the first 13 weeks of fiscal 2000 totaled $93 million. This included capital additions to property, plant and equipment of $66 million related to opening 119 new Company-operated retail stores, enhancing information systems, purchasing roasting and packaging equipment for the Company's roasting and distribution facilities, and remodeling certain existing stores. The purchase of Hear Music used $8 million. The Company also used $10 million to make a minority investment in Cooking.com, a leading web-based retailer of cookware, accessories, specialty foods and cooking content such as menus and recipes. During the 13-week period ending January 2, 2000, the Company made equity investments of $2 million in its international joint ventures. The Company received $.5 million in distributions from its domestic joint ventures. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company's marketable securities portfolio during the 13-week period used $3 million.

Cash used by financing activities for the first 13 weeks of fiscal 2000 totaled $10 million. This included a $17 million decrease of checks outstanding, offset by $8 million generated from the exercise of employee stock options and the related income tax benefit available to the Company upon exercise of such options and cash generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest and are exercised, the Company will continue to receive proceeds and a tax deduction; however, neither the amounts nor timing can be predicted.

Cash requirements for the remainder of fiscal 2000, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 400 Company-operated stores during fiscal 2000. The Company also anticipates incurring additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 2000 to be approximately $235 million.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses through fiscal 2000. New joint ventures, other new business opportunities or store expansion rates substantially in excess of that presently planned may require outside funding.

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of January 2, 2000, the Company had approximately $110 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for the remainder of fiscal 2000. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

To further reduce its exposure to rising coffee costs, the Company may, from time to time, enter into futures contracts to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these activities are described below in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

In addition to fluctuating coffee prices, management believes that the Company's future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, the Company's ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores in new markets, increases in the cost of dairy products and the Company's continued ability to hire, train and retain qualified personnel.


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



NEW ACCOUNTING STANDARDS


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The Company is in the process of evaluating the impact of this new accounting standard and does not expect that it will have a significant effect on its results of operations. The FASB subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", which postpones initial application until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. The Company does not hedge its interest rate exposure.

The Company is subject to foreign currency exchange rate exposure, primarily related to its retail operations in Canada and the United Kingdom. Historically, this exposure has had a minimal impact on the Company. At the present time, the Company does not hedge foreign currency risk, but may do so in the future.

The Company may, from time to time, enter into futures contracts to hedge price-to-be-fixed coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. The Company does not hold or issue derivative instruments for trading purposes. In accordance with SFAS No. 80 "Accounting for Futures Contracts," these futures contracts meet the hedge criteria and are accounted for as hedges. Accordingly, gains and losses are deferred and recognized as adjustments to the carrying value of the coffee inventory when purchased and recognized in results of operations as coffee products are sold. Gains and losses are calculated based on the difference between the cost basis and the market value of the coffee contracts. The market risk related to coffee futures is substantially offset by changes in the costs of coffee purchased.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 5.  Other Information

On February 12, 2000, Starbucks entered into a strategic agreement with Kozmo.com, Inc., an internet-to-door delivery service for food, entertainment and convenience items. Under the agreement, Starbucks will receive $150 million over a five-year period for in-store exposure and co-marketing opportunities. Kozmo.com will locate drop boxes within Starbucks stores for return of videos, DVDs, video games and other items delivered by Kozmo.com and will deliver Starbucks coffee by the pound, Tazo teas and other Starbucks products.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description
            11         Statement re: computation of per share earnings
            27         Financial Data Schedule


(b)      Current Reports on Forms 8-K filed during the 13 weeks ended January 2,
         2000:
         None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARBUCKS CORPORATION

Dated:  February 16, 2000                   By:  /s/ Michael Casey
                                            ----------------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer