Form 10-Q
period 2000-04-02
STARBUCKS CORP
filed 2000-05-17
CIK 829224

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 2, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ___ to ___


                         Commission File Number 0-20322

                                 ---------------

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

                               YES [X]    NO [ ]

As of May 15, 2000, there were 185,528,869 shares of the Registrant's Common Stock outstanding.


================================================================================

                              STARBUCKS CORPORATION



                                      INDEX



                          PART I. FINANCIAL INFORMATION




                                                               Page No.
                                                               --------
Item 1.  Financial Statements...................................   3


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......     9


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk...................................    13


                       PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.....................................    13

Item 4.  Submission of Matters to a Vote of Security Holders...    13

Item 5.  Other Information.....................................    14

Item 6.  Exhibits and Reports on Form 8-K......................    14


Signature......................................................    14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              STARBUCKS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)


                                               Three Months Ended            Six Months Ended
                                             April 2,     March 28,       April 2,       March 28,
                                               2000         1999            2000           1999
                                            (13 Weeks)    (13 Weeks)     (26 Weeks)     (26 Weeks)
                                                  (unaudited)                  (unaudited)
----------------------------------------------------------------------------------------------------
Net revenues                                 $504,698      $375,822      $1,031,680      $781,460

Cost of sales and related
  occupancy costs                             223,249       169,957         461,651       356,256
----------------------------------------------------------------------------------------------------

  Gross margin                                281,449       205,865         570,029       425,204

Store operating expenses                      169,257       121,845         333,457       244,449

Other operating expenses                       16,412        11,142          30,724        24,450

Depreciation and amortization                  31,951        23,740          61,241        45,634

General and administrative
  expenses                                     28,622        22,371          54,767        42,726
----------------------------------------------------------------------------------------------------

  Operating income                             35,207        26,767          89,840        67,945

Interest and other income, net                  2,242         2,197           3,656         4,137
----------------------------------------------------------------------------------------------------

  Earnings before income taxes                 37,449        28,964          93,496        72,082

Income taxes                                   14,043        11,007          35,341        27,391
----------------------------------------------------------------------------------------------------
Net earnings                                 $ 23,406      $ 17,957      $   58,155      $ 44,691
====================================================================================================

Net earnings per common share - basic        $   0.13      $   0.10      $     0.32      $   0.25

Net earnings per common share - diluted      $   0.12      $   0.10      $     0.30      $   0.24

Weighted average shares outstanding:
Basic                                         184,785       181,370         184,106       180,706
Diluted                                       192,417       188,349         191,041       186,917


                 See notes to consolidated financial statements

                              STARBUCKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                      April 2,        October 3,
                                                        2000             1999
                                                    (unaudited)
---------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                         $    85,258       $    66,419
  Short-term investments                                 42,926            51,367
  Accounts receivable                                    58,599            47,646
  Inventories                                           151,948           180,886
  Prepaid expenses and other
   current assets                                        26,866            19,049
  Deferred income taxes, net                             26,369            21,133
---------------------------------------------------------------------------------
   Total current assets                                 391,966           386,500

Joint ventures and other investments                    104,988            68,060
Property, plant and equipment, net                      840,944           760,289
Other assets                                             27,367            23,474
Goodwill, net                                            18,686            14,191
---------------------------------------------------------------------------------
   Total                                            $ 1,383,951       $ 1,252,514
=================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $    65,130       $    56,108
  Checks drawn in excess of bank balances                50,463            64,211
  Accrued compensation and related costs                 62,185            43,872
  Accrued occupancy costs                                26,005            23,017
  Accrued taxes                                          18,838            30,752
  Other accrued expenses                                 50,552            33,637
---------------------------------------------------------------------------------
   Total current liabilities                            273,173           251,597

Deferred income taxes, net                               35,921            32,886
Long-term debt                                            6,677             7,018

Shareholders' equity:
  Common stock - Authorized, 300,000,000;
   issued and outstanding, 186,282,959 and
   183,282,095 shares, respectively, (includes
   848,550 common stock units in both periods)          702,169           651,020
  Retained earnings                                     372,094           313,939
  Accumulated other comprehensive loss                   (6,083)           (3,946)
---------------------------------------------------------------------------------

  Total shareholders' equity                          1,068,180           961,013
---------------------------------------------------------------------------------
   Total                                            $ 1,383,951       $ 1,252,514
=================================================================================


                      See notes to consolidated financial statements

                              STARBUCKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                         Six Months Ended
------------------------------------------------------------------------------
                                                      April 2,        March 28,
                                                        2000            1999
                                                     (26 Weeks)      (26 Weeks)
                                                             (unaudited)
------------------------------------------------------------------------------
Operating activities:
  Net earnings                                       $  58,155       $  44,691
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                      67,594          50,630
     Provision for store remodels
      and losses on asset disposals                      1,307              --
     Deferred income taxes, net                             84           2,479
     Equity in (income)/losses of investees             (5,055)            731
Cash provided/(used) by changes in
  operating assets and liabilities:
     Accounts receivable                               (10,814)         13,984
     Inventories                                        29,882          11,485
     Prepaid expenses and other
      current assets                                      (638)         (4,473)
     Accounts payable                                    8,140           1,523
     Accrued compensation and
      related costs                                     18,301           4,750
     Accrued occupancy costs                             2,984           2,342
     Accrued taxes                                     (18,954)        (10,030)
     Other accrued expenses                             17,474           3,474
------------------------------------------------------------------------------
Net cash provided by operating activities              168,460         121,586
Investing activities:
  Purchase of investments                              (55,314)        (80,502)
  Maturity of investments                               28,000          59,053
  Sale of investments                                   35,524              --
  Purchases of businesses, net of cash acquired         (8,242)        (16,216)
  Investments in joint ventures and other
   investments                                         (38,187)        (10,002)
  Distributions from joint ventures                      4,556           5,500
  Additions to property, plant
   and equipment                                      (148,005)        (99,277)
  Additions to deposits and other assets                (3,986)         (4,769)
------------------------------------------------------------------------------
Net cash used by investing activities                 (185,654)       (146,213)
Financing activities:
  Decrease in cash provided by checks
   drawn in excess of bank balances                    (13,748)           (114)
  Proceeds from sale of common stock under
   employee stock purchase plan                          5,020           3,329
  Exercise of stock options                             32,853          29,789
  Tax benefit from exercise of non-qualified
   stock options                                        13,276          16,184
  Payments on long-term debt                            (1,344)             --
------------------------------------------------------------------------------
Net cash provided by financing activities               36,057          49,188
------------------------------------------------------------------------------
Effect of exchange rate changes
  on cash and cash equivalents                             (24)          1,250
------------------------------------------------------------------------------
Net increase in cash and cash equivalents               18,839          25,811
Cash and cash equivalents:
  Beginning of the period                               66,419         101,663
------------------------------------------------------------------------------
  End of the period                                  $  85,258       $ 127,474
==============================================================================

Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                          $     191       $      90
   Income taxes                                         32,710          18,789
  Net unrealized holding(loss)/gain                     (1,409)             21
    on investments


                 See notes to consolidated financial statements

                             STARBUCKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the 13 Weeks and 26 Weeks Ended April 2, 2000 and
                                 March 28, 1999



NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of April 2, 2000 and October 3, 1999 and for the 13-week and 26-week periods ended April 2, 2000 and March 28, 1999 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week and 26-week periods ended April 2, 2000 and March 28, 1999 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 3, 1999, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended October 3, 1999, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 26-week periods ended April 2, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2000.

NOTE 2: OTHER ITEMS

On February 12, 2000, Starbucks entered into a strategic agreement with Kozmo.com, Inc., an internet-to-door delivery service for food, entertainment and convenience items. Under the agreement, Starbucks will receive $150 million over a five-year period for in-store exposure and co-marketing opportunities. Kozmo.com will locate drop boxes within Starbucks stores for return of videos, DVDs, video games and other items delivered by Kozmo.com and will deliver Starbucks coffee by the pound, Tazo teas and other Starbucks products. In accordance with this agreement, Starbucks received $15 million which will be recognized as revenue over 12 months, beginning in March 2000. On March 16, 2000, Starbucks made a minority investment of $25 million in Kozmo.com.

NOTE 3: EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of shares and common stock units outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.

NOTE 4: INVENTORIES

Inventories consist of the following (in thousands):

                                          April 2,      October 3,
                                            2000          1999
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  59,112      $  95,001
  Roasted                                   26,683         28,065
 Other merchandise held for sale            53,062         46,655
 Packaging and other supplies               13,091         11,165
-------------------------------------------------------------------
                                         $ 151,948      $ 180,886
===================================================================

As of April 2, 2000, the Company had fixed-price purchase commitments for green coffee totaling approximately $112 million.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

                                                 April 2,            October 3,
                                                   2000                1999
-------------------------------------------------------------------------------
Land                                           $     5,084          $     5,084
Building                                            19,795               19,795
Leasehold improvements                             668,877              591,640
Roasting and store equipment                       309,571              273,612
Furniture, fixtures and other                      140,967              130,223
-------------------------------------------------------------------------------
                                                 1,144,294            1,020,354
Less accumulated depreciation
and amortization                                  (386,372)            (320,982)
-------------------------------------------------------------------------------
                                                   757,922              699,372
Work in progress                                    83,022               60,917
-------------------------------------------------------------------------------
                                               $   840,944          $   760,289
===============================================================================

NOTE 6: COMPREHENSIVE INCOME

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

                                   Three months ended           Six months ended
                                 April 2,      March 28,     April 2,      March 28,
                                   2000          1999          2000          1999
------------------------------------------------------------------------------------
Net income                       $ 23,406       $17,957      $ 58,155       $44,691
Translation adjustment             (4,270)          237          (577)          964
Unrealized holding gains/
  (losses), net                   (12,547)           28        (1,409)           21
Reclassification adjustment
  for net (gains)/losses
  realized in net income             (151)           62          (151)           62
                                 --------       -------      --------       -------
Total comprehensive income       $  6,438       $18,284      $ 56,018       $45,738
====================================================================================

NOTE 7: SEGMENT REPORTING

The Company is organized into a number of business units. The Company's North American retail business sells primarily coffee beverages, whole bean coffees, and related merchandise through Company-operated retail stores in the United States and Canada. The Company also owns and operates retail stores in the United Kingdom. These two retail segments are managed by different presidents within the Company and are measured and evaluated separately by senior management.

The Company operates through several other business units, each of which is managed and evaluated independently. These other business units include domestic wholesale, domestic retail store licensing, grocery channel licensing, international retail store licensing and a direct-to-consumer business.

The tables below present information by operating segment (in thousands):

                                     Three months ended            Six months ended
                                   April 2,     March 28,       April 2,      March 28,
                                     2000         1999            2000          1999
---------------------------------------------------------------------------------------
REVENUES
North American retail             $ 408,525     $ 307,908     $   830,589     $ 640,434
All other business units            102,319        70,582         211,373       145,362
Intersegment revenues                (6,146)       (2,668)        (10,282)       (4,336)
                                  ---------     ---------     -----------     ---------
Total revenues                    $ 504,698     $ 375,822     $ 1,031,680     $ 781,460
=======================================================================================

---------------------------------------------------------------------------------------
OPERATING INCOME
North American retail             $  54,307     $  41,514     $   118,060     $  94,282
All other business units             16,607        12,084          39,260        24,728
Unallocated corporate expenses      (35,803)      (26,696)        (67,295)      (50,932)
Intersegment eliminations                96          (135)           (185)         (133)
Interest, net                         2,242         2,197           3,656         4,137
                                  ---------     ---------     -----------     ---------
Earnings before income taxes      $  37,449     $  28,964     $    93,496     $  72,082
=======================================================================================

NOTE 8: NEW ACCOUNTING STANDARDS

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

GENERAL

During the 26-week period ending April 2, 2000, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 85% of net revenues from its Company-operated retail stores. The remaining 15% of net revenues is derived from the Company's specialty operations, which include sales to wholesale accounts and licensees, royalty and license fee income, and sales through its direct-to-consumer business including its on-line store at www.starbucks.com. The Company's fiscal year ends on the Sunday closest to September 30. Fiscal year 1999 had 53 weeks. The fiscal year ending on October 1, 2000 will include 52 weeks.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED APRIL 2, 2000,
COMPARED TO THE 13 WEEKS ENDED MARCH 28, 1999

REVENUES

Net revenues for the 13 weeks ended April 2, 2000 increased 34% to $505 million from $376 million for the corresponding period in fiscal 1999. Retail revenues increased 35% to $429 million from $319 million primarily due to the opening of new retail stores plus an increase in comparable store sales of 10% for the period. The increase in comparable store sales (stores open for at least 13 months) resulted from a 5% increase in the number of transactions combined with a 5% increase in the average dollar value per transaction. During the 13 weeks ended April 2, 2000, the Company opened 98 stores in continental North America and 17 in the United Kingdom. The Company ended the period with 2,233 Company-operated stores in continental North America and 127 Company-operated stores in the United Kingdom.

Specialty revenues increased 33% to $76 million for the 13 weeks ended April 2, 2000, compared to $57 million for the corresponding period in fiscal 1999. The increase in specialty revenues was driven primarily by higher revenues from foodservice accounts, the national expansion of whole bean and ground coffee in supermarkets through a licensing agreement with Kraft, and increased revenues from licensees. Licensees (including those in which the Company is a joint venture partner) opened 58 stores in continental North America and 42 stores in international markets. The Company ended the period with 265 licensed stores in continental North America and 260 licensed stores in international markets.

GROSS MARGIN

Gross margin increased to 55.8% for the 13 weeks ended April 2, 2000 from 54.8% for the corresponding period in fiscal 1999. The improvement in gross margin was primarily due to lower green coffee costs and the impact of a beverage sales price increase in the third quarter of 1999, partially offset by higher occupancy costs.

EXPENSES

Store operating expenses as a percentage of retail revenues increased to 39.5% for the 13 weeks ended April 2, 2000, from 38.2% for the corresponding period in fiscal 1999. The increase was primarily due to higher payroll-related expenditures as a percent of retail revenues, resulting from both an increase in average hourly wage rates and the continuing shift in sales to more labor-intensive handcrafted beverages.

Other operating expenses (expenses associated with all operations other than Company-owned retail, as well as the Company's share of joint venture profits and losses) were 21.7% of specialty revenues for the 13 weeks ended April 2, 2000, compared to 19.5% for the corresponding period in fiscal 1999. Higher payroll-related expenses and higher marketing expenditures as a percent of specialty revenues were partially offset by improved profitability from both international and domestic joint venture activities.

General and administrative expenses as a percentage of net revenues were 5.7% for the 13 weeks ended April 2, 2000, compared to 6.0% for the corresponding period in fiscal 1999. The decrease was primarily due to leverage from the acceleration of revenue growth.

INCOME TAXES

The Company's effective tax rate for the 13 weeks ended April 2, 2000 was 37.5% compared to 38.0% for the corresponding period in fiscal 1999. The decrease was due to overall tax planning efforts and the reduction of losses by the Company's joint venture in Japan, which are not deductible for U.S. tax purposes.


RESULTS OF OPERATIONS -- FOR THE 26 WEEKS ENDED APRIL 2, 2000,
COMPARED TO THE 26 WEEKS ENDED MARCH 28, 1999

REVENUES

Net revenues for the 26 weeks ended April 2, 2000, increased 32% to $1.0 billion from $781 million for the corresponding period in fiscal 1999. Retail revenues increased 31% to $870 million from $662 million primarily due to the opening of new retail stores plus an increase in comparable store sales of 8% for the period. The increase in comparable store sales resulted from a 4% increase in the number of transactions combined with a 4% increase in the average dollar value per transaction. During the 26 weeks ended April 2, 2000, the Company opened 202 stores in continental North America and 32 in the United Kingdom.

Specialty revenues increased 35% to $162 million for the 26 weeks ended April 2, 2000, compared to $120 million for the corresponding period in fiscal 1999. The increase in specialty revenues was driven primarily by higher revenues from foodservice accounts, licensees, and the grocery channel. Licensees (including those in which the Company is a joint venture partner) opened 89 stores in continental North America and 76 stores in international markets.

GROSS MARGIN

Gross margin increased to 55.3% for the 26 weeks ended April 2, 2000 from 54.4% for the corresponding period in fiscal 1999. The improvement in gross margin was primarily due to lower green coffee costs and, to a lesser extent, the impact of a beverage sales price increase implemented in the third quarter of fiscal 1999.

EXPENSES

Store operating expenses as a percentage of retail revenues increased to 38.3% for the 26 weeks ended April 2, 2000, from 37.0% for the corresponding period in fiscal 1999. The increase was due almost entirely to higher payroll-related expenditures as a percent of retail revenues resulting from an increase in average hourly wage rates and a continuing shift in sales to more labor-intensive handcrafted beverages.

Other operating expenses were 19.0% of specialty revenues for the 26 weeks ended April 2, 2000, compared to 20.4% for the corresponding period in fiscal 1999. The decrease was primarily due to continued improvements in profitability from joint venture activities, which were partially offset by increases in operating expenses relating to accelerating the growth of the specialty businesses.

General and administrative expenses as a percentage of net revenues were 5.3% for the 26 weeks ended April 2, 2000 compared to 5.5% for the corresponding period in fiscal 1999. The decrease was primarily due to leverage from the acceleration of revenue growth.

INCOME TAXES

The Company's effective tax rate for the 26 weeks ended April 2, 2000 was 37.8% compared to 38.0% for the corresponding period in fiscal 1999. The decrease was due to overall tax planning efforts and the reduction of losses by the Company's joint venture in Japan, which are not deductible for U.S. tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with total cash and cash equivalents and short-term investments of $128 million and working capital of $119 million. Cash and cash equivalents increased by $19 million for the 26 weeks ended April 2, 2000 to $85 million. Cash provided by operating activities totaled $168 million for the first 26 weeks of fiscal 2000, resulting primarily from net earnings before non-cash charges of $122 million and a decrease in inventories of $30 million. In addition, $15 million was received in accordance with the strategic agreement with Kozmo.com, Inc.

Cash used by investing activities for the first 26 weeks of fiscal 2000 totaled $186 million. This included capital additions to property, plant and equipment of $148 million related to opening 234 new Company-operated retail stores, enhancing information systems, purchasing roasting and packaging equipment for the Company's roasting and distribution facilities, and remodeling certain existing stores. The Company used $25 million to make a minority investment in Kozmo.com, Inc., an internet-to-door delivery service for food, entertainment and convenience items and $10 million to make a minority investment in Cooking.com, a leading web-based retailer of cookware, accessories, and specialty foods and provider of information about cooking. The purchase of Tympanum, Inc. (d/b/a Hear Music) used $8 million. During the 26-week period ending April 2, 2000, the Company made equity investments of $3 million in its international joint ventures and received $4.5 million in distributions from its domestic joint ventures. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company's marketable securities portfolio during the 26-week period provided $8 million.

Cash provided by financing activities for the first 26 weeks of fiscal 2000 totaled $36 million. This included $51 million generated from the exercise of employee stock options, the related income tax benefit available to the Company upon exercise of such options, and cash generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest and are exercised, the Company will continue to receive proceeds and a tax deduction; however, neither the amounts nor timing can be predicted. This was offset by a $14 million decrease in checks outstanding.

Cash requirements for the remainder of fiscal 2000, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 400 Company-operated stores during fiscal 2000. The Company also anticipates incurring additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 2000 to be approximately $157 million.

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

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

The supply and price of green (unroasted) coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. The Company's ability to raise sales prices in response to rising coffee prices may be limited and the Company's profitability could be adversely affected if coffee prices were to rise substantially.

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of April 2, 2000, the Company had approximately $112 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for the remainder of fiscal 2000. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

To further reduce its exposure to rising coffee costs, the Company may, from time to time, enter into futures contracts to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these activities are described below in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

In addition to fluctuating green coffee prices, management believes that the Company's future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, the Company's ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores in new markets, increases in the cost of dairy products and the Company's continued ability to hire, train and retain qualified personnel.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are classified as either trading or available-for-sale. Trading securities are recorded on the balance sheet at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. The Company does not hedge its interest rate exposure.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on February 14, 2000 for the purposes of (i) electing three Class 1 directors to serve until the Annual Meeting of Shareholders to be held in early 2003; (ii) approving the amendment and restatement of the Starbucks Corporation Key Employee Stock Option Plan to increase by 9,000,000 the number of shares of the Company's Common Stock reserved for issuance under the plan, add provisions prohibiting the granting of stock options with an exercise price below the fair market value of a share of the Company's Common Stock on the date of grant or the repricing of stock options below such fair market value without shareholder approval, and update the plan to permit more effective administrative practices; and (iii) ratifying the selection of the independent auditors for fiscal 2000. All proposals were approved. The table below shows the results of the shareholders' voting:

                                      Votes in          Votes      Votes Withheld
                                        Favor          Against       Abstentions
                                    -----------      ----------    --------------
Election of Directors
Class 1 Directors:
Howard P. Behar                     165,069,643               0         1,562,104
James G. Shennan, Jr.               165,085,210               0         1,546,537
Craig E. Weatherup                  165,036,842               0         1,594,905

Approve the amendment and
  restatement of the Company's
  Key Employee Stock Option
  Plan - 1994                       147,167,794      18,498,175           965,778

Ratification of
  independent auditors              165,812,940         361,880           456,927

Because all proposals were routine, there were no broker non-votes.

The following members of the Board of Directors, who were not up for re-election during the current year, have terms that expire at the annual meeting of shareholders to be held in early 2001 and 2002:

Director                                          Term expires at the
                                               annual meeting held in:
-------------------------------            ------------------------------
Gregory B. Maffei                                        2001
Arlen I. Prentice                                        2001
Orin C. Smith                                            2001

Barbara Bass                                             2002
Craig J. Foley                                           2002
Howard Schultz                                           2002

ITEM 5.  OTHER INFORMATION

On February 12, 2000, Starbucks entered into a strategic agreement with Kozmo.com, Inc., an internet-to-door delivery service for food, entertainment and convenience items. Under the agreement, Starbucks will receive $150 million over a five-year period for in-store exposure and co-marketing opportunities. Kozmo.com will locate drop boxes within Starbucks stores for return of videos, DVDs, video games and other items delivered by Kozmo.com and will deliver Starbucks coffee by the pound, Tazo teas and other Starbucks products. In accordance with this agreement, Starbucks received $15 million which will be recognized as revenue over 12 months, beginning in March 2000. On March 16, 2000, Starbucks made a minority investment of $25 million in Kozmo.com.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.   Description
            10.18*     Strategic Agreement dated February 12, 2000 between
                       Starbucks Corporation and Kozmo.com, Inc.
            11         Statement re: computation of per share earnings
            27         Financial Data Schedule

(b)     Current Reports on Forms 8-K filed during the 26 weeks ended April 2,
         2000:
         None

*Confidential treatment requested


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STARBUCKS CORPORATION



Dated:  May 17, 2000                   By:  /s/ Michael Casey
                                            ----------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer