Form 10-Q
period 2000-07-02
STARBUCKS CORP
filed 2000-08-16
CIK 829224

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

                 For the Quarterly Period Ended July 2, 2000

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

        YES [X]                                          NO [ ]

As of August 14, 2000, there were 187,076,501 shares of the Registrant's Common Stock outstanding.
----------------------------------------------------------------------------

                          STARBUCKS CORPORATION



                                   INDEX



                       PART I.  FINANCIAL INFORMATION




                                                                           Page No.
Item 1.  Financial Statements ..........................................       3


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...............       9


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk ...........................................      13



                       PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings .............................................      13

Item 6.  Exhibits and Reports on Form 8-K ..............................      13


Signature ..............................................................      14

                                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              STARBUCKS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)


                                                  Three Months Ended            Nine Months Ended
                                               July 2,        June 27,        July 2,         June 27,
                                                2000           1999             2000           1999
                                              (13 Weeks)     (13 Weeks)      (39 Weeks)      (39 Weeks)
                                                     (unaudited)                    (unaudited)
-------------------------------------------------------------------------------------------------------
Net revenues                                 $  555,546      $  423,792      $1,587,226      $1,205,252

Cost of sales and related
  occupancy costs                               241,126         185,020         702,777         541,276
-------------------------------------------------------------------------------------------------------

   Gross margin                                 314,420         238,772         884,449         663,976

Joint venture income                              4,339             360          11,555              25

Store operating expenses                        185,515         137,625         518,971         382,074

Other operating expenses                         17,629          13,400          55,569          37,516

Depreciation and amortization                    33,260          25,214          94,501          70,848

General and administrative
  expenses                                       28,049          24,679          82,817          67,405
-------------------------------------------------------------------------------------------------------

  Operating income                               54,306          38,214         144,146         106,158

Interest and other income, net                    1,555           1,520           5,211           5,658

-------------------------------------------------------------------------------------------------------

  Earnings before income taxes                   55,861          39,734         149,357         111,816

Income taxes                                     20,948          15,099          56,289          42,490
-------------------------------------------------------------------------------------------------------

Net earnings                                 $   34,913      $   24,635      $   93,068      $   69,326
=======================================================================================================

Net earnings per common share - basic        $     0.19      $     0.13      $     0.50      $     0.38

Net earnings per common share - diluted      $     0.18      $     0.13      $     0.48      $     0.37

Weighted average shares outstanding:
Basic                                           186,520         182,781         184,911         181,397
Diluted                                         193,881         191,336         192,099         188,614



                 See notes to consolidated financial statements

                              STARBUCKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                        July 2,        October 3,
                                                         2000             1999
                                                     (unaudited)
---------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                         $    67,436       $    66,419
  Short-term investments                                 56,127            51,367
  Accounts receivable                                    63,149            47,646
  Inventories                                           181,986           180,886
  Prepaid expenses and other
   current assets                                        21,248            19,049
  Deferred income taxes, net                             26,146            21,133
---------------------------------------------------------------------------------
   Total current assets                                 416,092           386,500

Joint ventures and other investments                    108,794            68,060
Property, plant and equipment, net                      882,475           760,289
Other assets                                             27,141            23,474
Goodwill, net                                            20,528            14,191
---------------------------------------------------------------------------------
   Total                                            $ 1,455,030       $ 1,252,514
=================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $    75,225       $    56,108
  Checks drawn in excess of bank balances                52,481            63,811
  Accrued compensation and related costs                 71,295            43,872
  Accrued occupancy costs                                27,470            23,017
  Accrued taxes                                          21,846            30,752
  Other accrued expenses                                 40,340            33,153
  Deferred revenue                                       11,280               484
---------------------------------------------------------------------------------
   Total current liabilities                            299,937           251,197

Deferred income taxes, net                               35,627            32,886
Long-term debt                                            6,505             7,018
Minority interest                                         2,525               400

Shareholders' equity:
  Common stock - Authorized, 300,000,000;
   issued and outstanding, 186,787,690 and
   183,282,095 shares, respectively, (includes
   848,550 common stock units in both periods)          715,896           651,020
  Retained earnings                                     407,007           313,939
  Accumulated other comprehensive loss                  (12,467)           (3,946)
---------------------------------------------------------------------------------

  Total shareholders' equity                          1,110,436           961,013
---------------------------------------------------------------------------------
   Total                                            $ 1,455,030       $ 1,252,514
=================================================================================



                      See notes to consolidated financial statements

                              STARBUCKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Nine Months Ended
---------------------------------------------------------------------------------
                                                         July 2,         June 27,
                                                          2000             1999
                                                       (39 Weeks)       (39 Weeks)
                                                               (unaudited)
---------------------------------------------------------------------------------
Operating activities:
  Net earnings                                          $  93,068       $  69,326
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                        101,252          78,339
     Provision for losses on asset disposals                2,462              --
     Deferred income taxes, net                             1,708           3,121
     Equity in (income)/losses of investees                (8,199)            987
Cash provided/(used) by changes in
  operating assets and liabilities:
     Net purchases of trading securities                   (1,107)             --
     Accounts receivable                                  (15,073)          9,564
     Inventories                                             (218)        (24,519)
     Prepaid expenses and other current assets             (1,625)         (8,891)
     Accounts payable                                      17,400          12,653
     Accrued compensation and related costs                27,329           9,688
     Accrued occupancy costs                                4,421           3,909
     Accrued taxes                                         (8,950)          6,156
     Minority interest                                      2,125             400
     Deferred revenue                                      10,796             228
     Other accrued expenses                                 6,552           7,553
---------------------------------------------------------------------------------
Net cash provided by operating activities                 231,941         168,514
Investing activities:
  Purchase of investments                                (101,489)       (111,447)
  Maturity of investments                                  44,750          78,553
  Sale of investments                                      48,238              --
  Purchases of businesses, net of cash acquired           (12,889)        (16,216)
  Investments in joint ventures and other
   investments                                            (39,136)        (16,301)
  Distributions from joint ventures                         4,569           2,983
  Additions to property, plant and equipment             (223,766)       (171,491)
  Additions to other assets                                (2,878)         (6,950)
---------------------------------------------------------------------------------
Net cash used by investing activities                    (282,601)       (240,869)
Financing activities:
  (Decrease)/increase in cash provided by
    checks drawn in excess of bank balances               (11,331)          5,939
  Proceeds from sale of common stock under
   employee stock purchase plan                             7,470           4,994
  Exercise of stock options                                38,211          32,039
  Tax benefit from exercise of non-qualified
   stock options                                           19,195          18,180
  Payments on long-term debt                               (1,660)             --
---------------------------------------------------------------------------------
Net cash provided by financing activities                  51,885          61,152
---------------------------------------------------------------------------------
Effect of exchange rate changes
  on cash and cash equivalents                               (208)            486
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   1,017         (10,717)
Cash and cash equivalents:
  Beginning of the period                                  66,419         101,663
---------------------------------------------------------------------------------
  End of the period                                     $  67,436       $  90,946
=================================================================================
Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                             $     284       $     135
   Income taxes                                             1,858          20,870
  Net unrealized holding(loss)/gain on investments         (4,237)             30



                 See notes to consolidated financial statements

                              STARBUCKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the 13 Weeks and 39 Weeks Ended July 2, 2000 and
                                  June 27, 1999


NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of July 2, 2000 and October 3, 1999 and for the 13-week and 39-week periods ended July 2, 2000 and June 27, 1999 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week and 39-week periods ended July 2, 2000 and June 27, 1999 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 3, 1999, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended October 3, 1999, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 39-week periods ended July 2, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2000.

NOTE 2: OTHER ITEMS

On June 23, 2000, Starbucks purchased a 97% interest in its Thailand operations, which included 12 licensed stores, for approximately $5 million.

NOTE 3: EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of shares and common stock units outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.

NOTE 4: INVENTORIES

Inventories consist of the following (in thousands):

                                           July 2,      October 3,
                                            2000           1999
-----------------------------------------------------------------
 Coffee:
  Unroasted                              $  79,914      $  95,001
  Roasted                                   27,896         28,065
 Other merchandise held for sale            61,972         46,655
 Packaging and other supplies               12,204         11,165
-----------------------------------------------------------------
                                         $ 181,986      $ 180,886
=================================================================

As of July 2, 2000, the Company had fixed-price purchase commitments for green coffee totaling approximately $107 million.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

                                     July 2,          October 3,
                                      2000              1999
----------------------------------------------------------------
  Land                             $     5,084       $     5,084
  Building                              19,795            19,795
  Leasehold improvements               700,236           591,640
  Roasting and store equipment         343,389           273,612
  Furniture, fixtures and other        152,397           130,223
----------------------------------------------------------------
                                     1,220,901         1,020,354
  Less accumulated depreciation
   and amortization                   (418,207)         (320,982)
----------------------------------------------------------------
                                       802,694           699,372
  Work in progress                      79,781            60,917
----------------------------------------------------------------
                                   $   882,475       $   760,289
================================================================

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income/(loss) reported on the Company's consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                  Three months ended              Nine months ended
                                  July 2,        June 27,      July 2,      June 27,
                                   2000           1999          2000          1999
-------------------------------------------------------------------------------------
Net income                       $ 34,913       $ 24,635      $ 93,068       $ 69,326
Translation adjustment             (3,556)         1,847        (4,133)         2,811
Unrealized holding gains/
  (losses), net                    (2,828)             9        (4,237)            30
Reclassification adjustment
  for net (gains)/losses
  realized in net income               --            155          (151)           217
                                 --------       --------      --------       --------
Total comprehensive income       $ 28,529       $ 26,646      $ 84,547       $ 72,384
=====================================================================================

NOTE 7: SEGMENT REPORTING

The Company is organized into a number of business units. The Company's North American retail business sells primarily coffee beverages, whole bean coffees, and related merchandise through Company-operated retail stores in the United States and Canada. The Company also owns and operates retail stores in the United Kingdom and Thailand. The North American and International retail segments are managed by different presidents within the Company and are measured and evaluated separately by senior management.

The Company also operates through several other business units, each of which is managed and evaluated independently. These other business units include domestic wholesale, domestic retail store licensing, grocery channel licensing, international retail store licensing and a direct-to-consumer business.

The tables below present information by operating segment (in thousands):

                                    Three months ended                   Nine months ended
                                 July 2,          June 27,          July 2,           June 27,
                                  2000             1999              2000              1999
-----------------------------------------------------------------------------------------------
REVENUES
North American retail         $   443,334       $   344,027       $ 1,273,923       $   984,462
All other business units          117,832            84,962           329,208           230,326
Intersegment revenues              (5,620)           (5,197)          (15,905)           (9,536)
                              -----------       -----------       -----------       -----------
Total revenues                $   555,546       $   423,792       $ 1,587,226       $ 1,205,252
===============================================================================================



------------------------------------------------------------------------------------------------------
OPERATING INCOME
North American retail                        $  60,698       $  52,724       $ 178,728       $ 146,999
All other business units                        27,370          15,164          66,568          39,900
Unallocated corporate expenses                 (33,519)        (29,260)       (100,815)        (80,186)
Intersegment eliminations                         (243)           (414)           (335)           (555)
Interest, net                                    1,555           1,520           5,211           5,658
                                             ---------       ---------       ---------       ---------
Earnings before income taxes                 $  55,861       $  39,734       $ 149,357       $ 111,816
======================================================================================================


NOTE 8: NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The Company will adopt this standard in fiscal 2001. Given the Company's current operations, management does not expect that adoption of this standard will have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of the bulletin and believes its current revenue recognition policies are in compliance with SAB 101.

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

GENERAL

During the 39-week period ending July 2, 2000, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 84% of net revenues from its Company-operated retail stores. The remaining 16% of net revenues is derived from the Company's specialty operations, which include sales to wholesale accounts and licensees, royalty and license fee income, and sales through its direct-to-consumer business including its on-line store at www.starbucks.com.

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal year 1999 had 53 weeks. The fiscal year ending on October 1, 2000 will include 52 weeks.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED JULY 2, 2000, COMPARED TO THE 13 WEEKS ENDED JUNE 27, 1999

REVENUES

Net revenues for the 13 weeks ended July 2, 2000 increased 31% to $556 million from $424 million for the corresponding period in fiscal 1999. Retail revenues increased 31% to $467 million from $356 million primarily due to the opening of new retail stores plus an increase in comparable store sales of 10% for the period. The increase in comparable store sales (stores open for at least 13 months) resulted from a 5% increase in the number of transactions combined with a 5% increase in the average dollar value per transaction. During the 13 weeks ended July 2, 2000, the Company opened 109 stores in continental North America and 12 internationally. The Company ended the period with 2,341 Company-operated stores in continental North America and 148 Company-operated stores internationally.

Specialty revenues increased 31% to $89 million for the 13 weeks ended July 2, 2000, compared to $68 million for the corresponding period in fiscal 1999. The increase in specialty revenues was primarily due to higher revenues from foodservice accounts, the national expansion of whole bean and ground coffee in supermarkets through a licensing agreement with Kraft, and increased revenues from retail store licensees. Licensees (including those in which the Company is a joint venture partner) opened 176 stores in continental North America and 42 stores in international markets. The Company ended the period with 438 licensed stores in continental North America and 288 licensed stores in international markets.

SYSTEMWIDE RETAIL STORE REVENUES

Systemwide retail store revenues, which include net revenues for both Company-operated and licensed retail stores, were $584 million for the third quarter of fiscal 2000, up 43% from $410 million in the third quarter of fiscal 1999 primarily due to the opening of 904 stores in the last 12 months. Systemwide retail store revenues provides a broader perspective of global brand sales; however, it excludes net revenues from non-retail channels.

GROSS MARGIN

Gross margin increased to 56.6% for the 13 weeks ended July 2, 2000 from 56.3% for the corresponding period in fiscal 1999. The improvement in gross margin was primarily due to lower green coffee costs and the impact of sales price increases on beverages sold at Company-operated retail stores, partially offset by higher occupancy costs at Company-operated retail stores.

JOINT VENTURE INCOME

Joint venture income was $4.3 million for the quarter just ended, up from $360,000 in the third quarter of fiscal 1999. The increase was primarily due to improved profitability from the Japanese retail store joint venture and the Company's Bottled Frappuccino(R) joint venture.

EXPENSES

Store operating expenses as a percentage of retail revenues increased to 39.7% for the 13 weeks ended July 2, 2000, from 38.7% for the corresponding period in fiscal 1999. The increase was primarily due to higher regional overhead costs, higher advertising expenses and higher store labor costs, as a percentage of retail revenues.

Other operating expenses (expenses associated with all operations other than Company-owned retail) were 19.8% of specialty revenues for the 13 weeks ended July 2, 2000, unchanged from the corresponding period in fiscal 1999. Higher payroll-related expenses required to accelerate the growth of the specialty businesses were offset by lower marketing expenses for the wholesale business. In the third quarter of fiscal 1999, the wholesale business had a special marketing promotion that was not repeated in fiscal 2000.

General and administrative expenses as a percentage of net revenues were 5.0% for the 13 weeks ended July 2, 2000, compared to 5.8% for the corresponding period in fiscal 1999. The decrease was primarily due to leverage from the acceleration of revenue growth.

INCOME TAXES

The Company's effective tax rate for the 13 weeks ended July 2, 2000 was 37.5% compared to 38.0% for the corresponding period in fiscal 1999. The decrease was due to overall tax planning efforts and the reduction of losses by the Company's joint venture in Japan, which are not deductible for U.S. tax purposes.


RESULTS OF OPERATIONS -- FOR THE 39 WEEKS ENDED JULY 2, 2000, COMPARED TO THE 39 WEEKS ENDED JUNE 27, 1999

REVENUES

Net revenues for the 39 weeks ended July 2, 2000, increased 32% to $1.6 billion from $1.2 billion for the corresponding period in fiscal 1999. Retail revenues increased 31% to $1.3 billion from $1.0 billion primarily due to the opening of new retail stores plus an increase in comparable store sales of 9% for the period. The increase in comparable store sales resulted from a 5% increase in the number of transactions combined with a 4% increase in the average dollar value per transaction. During the 39 weeks ended July 2, 2000, the Company opened 311 stores in continental North America and 47 internationally.

Specialty revenues increased 34% to $251 million for the 39 weeks ended July 2, 2000, compared to $188 million for the corresponding period in fiscal 1999. The increase in specialty revenues was primarily due to higher revenues from foodservice accounts, retail store licensees, and the grocery channel. Licensees (including those in which the Company is a joint venture partner) opened 265 stores in continental North America and 115 stores in international markets.

SYSTEMWIDE RETAIL STORE REVENUES

Systemwide retail store revenues were $1.6 billion for the nine months ended July 2, 2000, up 41% from $2.1 billion in the corresponding period in fiscal 1999 primarily due to the opening of 904 stores in the last 12 months.

GROSS MARGIN

Gross margin increased to 55.7% for the 39 weeks ended July 2, 2000 from 55.1% for the corresponding period in fiscal 1999. The improvement in gross margin was primarily due to lower green coffee costs and the impact of sales price increases on beverages sold at Company-operated retail stores, partially offset by higher occupancy costs at Company-operated retail stores.

JOINT VENTURE INCOME

Joint venture income was $11.6 million or 0.7% of net revenue during the 39 weeks ended July 2, 2000, up from less than 0.1% for the corresponding period in fiscal 1999. The increase was primarily due to the improved profitability from both the Starbucks Japanese retail store joint venture and the Company's Bottled Frappuccino(R) joint venture.

EXPENSES

Store operating expenses as a percentage of retail revenues increased to 38.8% for the 39 weeks ended July 2, 2000, from 37.6% for the corresponding period in fiscal 1999. The increase was due to higher payroll-related expenditures as a percent of retail revenues resulting from an increase in average hourly wage rates and a continuing shift in sales to more labor-intensive handcrafted beverages.

Other operating expenses were 22.2% of specialty revenues for the 39 weeks ended July 2, 2000, compared to 20.0% for the corresponding period in fiscal 1999. The increase was primarily due to higher payroll-related expenditures to accelerate the growth of the specialty businesses.

General and administrative expenses as a percentage of net revenues were 5.2% for the 39 weeks ended July 2, 2000 compared to 5.6% for the corresponding period in fiscal 1999. The decrease was primarily due to leverage from the acceleration of revenue growth.

INCOME TAXES

The Company's effective tax rate for the 39 weeks ended July 2, 2000 was 37.7% compared to 38.0% for the corresponding period in fiscal 1999. The decrease was due to overall tax planning efforts and the reduction of losses by the Company's joint venture in Japan, which are not deductible for U.S. tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with total cash and cash equivalents and short-term investments of $124 million and working capital of $116 million. Cash and cash equivalents increased by $1 million for the 39 weeks ended July 2, 2000 to $67 million. Cash provided by operating activities totaled $232 million for the first 39 weeks of fiscal 2000, resulting primarily from net earnings before non-cash charges of $190 million and a $45 million increase in accrued compensation and accounts payable.

Cash used by investing activities for the first 39 weeks of fiscal 2000 totaled $283 million. This included capital additions to property, plant and equipment of $224 million related to opening 358 new Company-operated retail stores, remodeling certain existing stores, enhancing information systems and purchasing roasting and packaging equipment for the Company's roasting and distribution facilities. The Company used $25 million to make a minority investment in Kozmo.com, Inc., an internet-to-door delivery service for food, entertainment and convenience items and $10 million to make a minority investment in Cooking.com, a leading web-based retailer of cookware, accessories, and specialty foods and provider of information about cooking. The purchase of Tympanum, Inc. (d/b/a Hear Music) used $8 million and the purchase of Starbucks Thailand operations used $5 million. During the 39-week period ending July 2, 2000, the Company made equity investments of $4 million in its international joint ventures and received $5 million in distributions from its domestic joint ventures. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company's marketable securities portfolio during the 39-week period used $9 million.

Cash provided by financing activities for the first 39 weeks of fiscal 2000 totaled $52 million. This included $65 million generated from the exercise of employee stock options, the related income tax benefit available to the Company upon exercise of such options, and cash generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest and are exercised, the Company will continue to receive proceeds and a tax deduction; however, neither the amounts nor timing can be predicted. This was offset by an $11 million decrease in checks outstanding.

Cash requirements for the remainder of fiscal 2000, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 450 Company-operated stores during fiscal 2000. The Company also anticipates incurring additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 2000 to be approximately $90 million.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses through fiscal 2001. New joint ventures, other new business opportunities or store expansion rates substantially in excess of that presently planned may require outside funding.

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of July 2, 2000, the Company had approximately $107 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for the remainder of fiscal 2000. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

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

The Company has investments of $64 million (at cost) in equity instruments of public and private Internet and e-commerce companies. These investments are accounted for under the cost method since ownership is less than 20% and the Company does not exert significant influence over the operations of these companies. The Company regularly monitors and evaluates the carrying value of these investments. If the events and circumstances indicate that these assets might be permanently impaired, the Company would reduce the carrying value of the asset and record a non-cash impairment loss. To date, no such impairment has been recorded; however in recent months, companies in the Internet and e-commerce industries have experienced difficulties, including difficulties in raising proceeds to fund expansion or to continue operations. Because the companies in which Starbucks has invested are part of the Internet and e-commerce industries, the Company may conclude in future quarters that some of these investments have experienced other-than-temporary impairment.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.   Description
         -----------   -----------
            11         Statement re: computation of per share earnings
            27         Financial Data Schedule

(b)      Current Reports on Forms 8-K filed during the 39 weeks ended July 2,
         2000:
         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STARBUCKS CORPORATION

Dated:  August 15, 2000              By:/S/ Michael Casey
                                            ----------------------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer