Form 10-K
period 2000-10-01
STARBUCKS CORP
filed 2000-12-22
CIK 829224

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-20322

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

                      COMMON STOCK, NO PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on December 15, 2000, as reported on the National Market tier of The Nasdaq Stock Market, Inc. was $7,704,027,788.

     As of December 15, 2000, there were 188,187,571 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 1, 2000 have been incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on March 20, 2001 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
                                      1995

     Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating , financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings and other risks detailed herein.

                                     PART I

ITEM 1. BUSINESS

     General. Starbucks Corporation and its subsidiaries (collectively "Starbucks" or the "Company") purchases and roasts high quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of pastries and confections, coffee-related accessories and equipment, and a line of premium teas, primarily through its Company-operated retail stores. In addition to sales through its Company-operated retail stores, Starbucks sells coffee and tea products through other channels of distribution (collectively, "specialty operations"). Starbucks, through its joint venture partnerships, also produces and sells bottled Frappuccino(R) coffee drink and a line of premium ice creams. The Company's objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue to rapidly expand its retail operations, grow its specialty operations and selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new distribution channels.

     Company-Operated Retail Stores. The Company's retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing superior customer service, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In furtherance of this strategy, the Company opened 490 new stores during the fiscal year ended October 1, 2000 ("fiscal 2000"). At fiscal year end, Starbucks had 2,619 Company-operated stores in 34 states, the District of Columbia and five Canadian provinces (which comprise the Company-operated North American retail operations), as well as the United Kingdom, Thailand and Australia (which comprise the Company-operated international retail operations). Company-operated retail stores accounted for approximately 84% of net revenues during fiscal 2000. The Company intends to finance additional growth in the number of Company-operated retail stores with cash flow from operations.

     Starbucks retail stores are typically clustered in high-traffic, high-visibility locations. Because the Company can vary the size and format of its stores, Starbucks stores are located in a variety of settings, including downtown and suburban retail centers, office buildings, supermarket foyers and university campuses. While the Company selectively locates stores in suburban malls, it focuses on stores that have convenient access for pedestrians and drivers.

     All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, including at least one "coffee of the day," a broad selection of Italian-style espresso beverages, cold blended beverages, a selection of teas and distinctively packaged, roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, and coffee-making equipment and accessories. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company's whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, coffee makers, espresso machines, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a more limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. Approximately 15% of Starbucks stores carry a selection of "grab and go" sandwiches and salads. During fiscal 2000, the Company's retail sales mix by product type was approximately 73% handcrafted beverages, 14% food items, 8% whole bean coffees, and 5% coffee-making equipment and accessories.

     Specialty Operations. Starbucks specialty operations strive to develop the Starbucks brand outside the Company-operated retail store environment through a number of channels. Starbucks strategy for expanding its specialty operations is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties who share Starbucks values and commitment to quality. These relationships take various forms, including retail store licensing agreements, wholesale accounts, grocery channel licensing agreements and joint ventures. Starbucks specialty operations also include direct-to-consumer marketing channels. In certain licensing situations, the licensee is a joint venture in which Starbucks has an equity ownership interest. During fiscal 2000, specialty revenues (which include royalties and fees from licensees as well as product sales) accounted for approximately 16% of the Company's net revenues.

          North American Retail Store Licensing. Although the Company does not generally relinquish operational control of its retail stores in North America, in situations in which a master concessionaire or another company controls or can provide improved access to desirable retail space, the Company may consider licensing its operations. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee and related products for resale in the licensed locations. Employees working in the licensed locations must follow Starbucks detailed store-operating procedures and attend training classes similar to those given to Starbucks store managers and employees. As of October 1, 2000, the Company had 530 licensed stores in continental North America.

          International Retail Store Licensing. Starbucks retail stores located outside of North America, the United Kingdom, Thailand and Australia are operated through a number of joint venture and licensing arrangements with prominent retailers. During fiscal 2000, the Company expanded its international presence by opening 184 new international licensed stores, including the first stores in Lebanon, the United Arab Emirates, Qatar, Hong Kong and Shanghai. At fiscal year end, the Company had 154 stores in Japan, 47 in Taiwan, 28 in China, 28 in Singapore, 27 in the Philippines, 20 in Hawaii, 15 in New Zealand, 14 in Malaysia, six in South Korea, five in the United Arab Emirates, four in Kuwait, three in Lebanon, and one in Qatar.

          Wholesale Accounts. Starbucks sells whole bean and ground coffees to several types of wholesale accounts, including office coffee distributors and institutional foodservice management companies that service business, industry, education and healthcare accounts, and hotels, airlines and restaurants.

          Grocery Channel Licensing. In fiscal 1998, Starbucks entered into a long-term licensing agreement with Kraft Foods, Inc. ("Kraft") to accelerate the growth of the Starbucks brand into the grocery channel in the United States. Pursuant to such agreement, Kraft manages all distribution, marketing, advertising and promotions for Starbucks whole bean and ground coffee in grocery, warehouse club and mass merchandise stores. By the end of fiscal 2000, the Company's whole bean and ground coffees were available throughout the United States in approximately 16,000 supermarkets.

          Joint Ventures. The Company has two non-retail domestic 50-50 joint ventures. The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company, a division of PepsiCo, Inc., was formed in fiscal 1994 to develop and distribute ready-to-drink coffee-based products. By the end of fiscal 2000, the joint venture was distributing bottled Frappuccino coffee drink to approximately 250,000 supermarkets, convenience and drug stores and other locations throughout the United States and Canada. The Company formed a joint venture with Dreyer's Grand Ice Cream, Inc. in fiscal 1996 to develop and distribute Starbucks premium coffee ice creams. By the end of fiscal 2000, the joint venture was distributing a variety of ice cream and novelty products to over 21,000 supermarkets throughout the United States. (See Note 6 to the Company's consolidated financial statements, "Joint Ventures," incorporated by reference to the Company's Fiscal 2000 Annual Report to Shareholders in Item 8 of this Form 10-K.)

          Direct-to-Consumer Marketing. The Company makes fresh Starbucks coffee and coffee-related products conveniently available via mail order and on-line. Starbucks publishes and distributes a mail order catalog that offers its coffees, certain food items and select coffee-making equipment and accessories, and the Company maintains a web site at www.starbucks.com with an on-line store that allows customers to browse for and purchase coffee, gifts and other items via the Internet. Management believes that the Company's direct-to-consumer operations support its retail store expansion into new markets and reinforce brand recognition in existing markets.

     Product Supply. Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with its rigorous coffee standards, Starbucks controls it coffee purchasing, roasting and packaging, and the distribution of coffee to its retail stores. The Company purchases green coffee beans for its many blends and single origin coffees from coffee-producing regions around the world and custom roasts them to its exacting standards.

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

     The Company depends upon its relationship with outside trading companies and exporters for its supply or green coffee. To secure an adequate supply and to fix costs for future periods, the Company routinely enters into fixed-price purchase commitments for future deliveries of coffee. As of October 1, 2000, the Company had approximately $84 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for the majority of fiscal 2001. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote. There can be no assurance that these activities will successfully protect the Company against the risks of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities.

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

     Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Specialty foods, such as fresh pastries and lunch items, are generally purchased from both regional and local sources based on quality and price. Coffee-making equipment, such as drip, vacuum and french press coffee makers, espresso machines and coffee grinders, are generally purchased directly from their manufacturers for resale. Coffee-related accessories, including items bearing the Company's logos and trademarks, are produced and distributed through contracts with a number of different vendors.

     Competition. The Company's primary competitors for coffee beverage sales are restaurants, coffee shops, and street carts. In almost all markets in which the Company does business there are numerous competitors in the specialty coffee beverage business, and management expects this to continue. Although competition in the beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources than the Company could enter this market at any time and compete directly against the Company.

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

     In addition to the competition generated by supermarket sales of coffee, Starbucks competes for whole bean coffee sales with franchise operators and independent specialty coffee stores. In virtually every major metropolitan area where Starbucks operates and expects to expand, there are local or regional competitors with substantial market presence in the specialty coffee business. Starbucks specialty operations also face significant competition from established wholesale and mail order suppliers, some of whom have greater financial and marketing resources than the Company.

     In addition, the Company faces intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that Starbucks will be able to continue to secure adequate sites at acceptable rent levels or that the Company will be able to attract a sufficient number of qualified workers.

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

     The Company also owns numerous copyrights for its product packaging, promotional materials, in-store graphics and training materials, among other things. The Company also holds patents on certain products, systems and designs. In addition, the Company has registered and maintains numerous Internet domain names, including "Starbucks.com" and "Starbucks.net." While valuable, individual copyrights, patents and domain names currently held by the Company are not viewed as material to the Company's business.

     Research and Development. The Company's research and development efforts are led by food scientists, engineers, chemists and culinarians in the Technical Support Services and Development department who are responsible for the technical development of food and beverage products and new equipment. Recent development efforts have resulted in successful flavor line extensions for latte beverages, Frappuccino blended beverages and new items for the Company's morning pastry and lunch lines. The department also introduced improvements in base ingredients to aid in the distribution of products to international markets and formulation changes to tea-based beverages. The Company spent approximately $4.0 million during fiscal 2000 on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of the Company's business.

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

     Employees. As of October 1, 2000, the Company employed approximately 47,000 individuals, approximately 43,000 in retail stores and regional offices and the remainder in the Company's administrative, specialty, real estate, roasting, and warehousing operations. At fiscal year end, employees at 12 of the Company's stores and a group of maintenance mechanics and technicians at one roasting plant were represented by unions. Starbucks has entered into a labor agreement governing such stores that extends until July 2001 and is currently in negotiations with the union representing the roasting plant employees. The Company believes that its current relations with its employees are good.

ITEM 2. PROPERTIES

     Starbucks currently operates three roasting and distribution facilities -- one in the Seattle, Washington area, one in East Manchester Township, York County, Pennsylvania and a smaller facility in London, England. In the Seattle area, the Company owns a roasting plant and distribution facility of approximately 305,000 square feet and leases two warehouse facilities totaling approximately 200,000 square feet in Kent, Washington (the "Kent Plant"). The Company also owns a 365,000 square foot roasting and distribution facility that it previously had leased in York County, Pennsylvania (the "York Plant"). The Company has an option to purchase an additional parcel of land adjacent to the York Plant until August 2001. In connection with the purchase of the York Plant, the Company assumed loans totaling approximately $7.7 million incurred in connection with its development. In addition, the Company leases a small roasting and storage facility in London, England that supports its operations in the United Kingdom. The lease for this facility expires in 2002 unless extended by the parties.

     The Company leases approximately 510,000 square feet of a building located in Seattle, Washington for administrative offices and has options to lease approximately 40,000 additional square feet in such building. The Company also leases approximately 38,000 square feet in a building in Seattle, Washington pursuant to a lease extendable through June 2001 (the "Resource Center"). The Company owns 2.36 acres (102,800 square feet) of undeveloped land near its administrative offices and adjacent to the Resource Center, which is used for parking.

     As of October 1, 2000, Starbucks operated a total of 2,619 retail stores. All Starbucks stores are located in leased premises. The Company also leases space in approximately 75 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by this item is incorporated herein by reference to the section entitled "Shareholder Information" in the Company's Fiscal 2000 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" in the Company's Fiscal 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Fiscal 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Risk Management" in the Company's Fiscal 2000 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company's Fiscal 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the sections entitled "Proposal
1 -- Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 20, 2001 (the "Proxy Statement"). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

     The executive officers of the Company, each of whom serves a one-year term and until his or her successor is elected and qualified, are as follows:

                                                                                                 EXECUTIVE
                NAME                   AGE                      POSITION                       OFFICER SINCE
                ----                   ---                      --------                       -------------
Howard Schultz.......................  47     chairman of the Board of Directors and chief     1985
                                              global strategist
Orin C. Smith........................  58     director, president and chief executive          1990
                                              officer
Paul D. Davis........................  43     president, North America                         1999
Peter Maslen.........................  48     president, Starbucks Coffee International,       1999
                                              Inc.
Michael Casey........................  55     executive vice president, chief financial        1995
                                              officer and chief administrative officer
Eduardo R. (Ted) Garcia..............  53     executive vice president, Supply Chain and       1995
                                              Coffee Operations
Shelley B. Lanza.....................  44     executive vice president, Human Resources,       1995
                                              Law and Corporate Affairs and Corporate
                                              Social Responsibility, general counsel and
                                              secretary
Deidra Wager.........................  45     executive vice president, Retail                 1993
Wanda Herndon........................  48     senior vice president, Worldwide Public          1996
                                              Affairs
Darren Huston........................  34     senior vice president, New Ventures              2000

     HOWARD SCHULTZ is the founder of the Company and has been chairman of the board since its inception in 1985. Mr. Schultz served as chief executive officer from 1985 until June 2000, when he transitioned into the role of chief global strategist. From 1985 to June 1994, Mr. Schultz was also the Company's president. From September 1982 to December 1985, Mr. Schultz was the director of Retail Operations and Marketing for Starbucks Coffee Company, a predecessor to the Company; and from January 1986 to July 1987, he was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company.

     ORIN C. SMITH joined the Company in 1990 and has served as president and chief executive officer of the Company since June 2000. From June 1994 to June 2000, Mr. Smith served as the Company's president and chief operating officer. Prior to June 1994, Mr. Smith served as the Company's vice president and chief financial officer and later, as its executive vice president and chief financial officer.

     PAUL D. DAVIS joined Starbucks in March 1999 as president of Consumer Products and was appointed president, Retail North America in November 1999. In January 2000, Mr. Davis was promoted to president, North American Operations and in November 2000 his title was changed to president, North America. Prior to joining Starbucks, Mr. Davis worked with Frito-Lay, a division of PepsiCo, Inc. for 14 years where he held several sales, marketing and general management positions. Most recently, he served as president of Frito-Lay's Canadian division. Prior to joining Frito-Lay, Mr. Davis held various positions with Procter & Gamble.

     PETER MASLEN joined Starbucks in August 1999 as president, Starbucks Coffee International, Inc. Prior to joining Starbucks, Mr. Maslen served in various executive positions with Mars Inc., PepsiCo, Inc. and most recently Tricon Global Restaurants from 1992 to 1999, including most recently serving as the Senior Vice President and General Manager of its Central Europe division.

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

     EDUARDO R. (TED) GARCIA joined Starbucks in April 1995 as senior vice president, Supply Chain Operations and was promoted to executive vice president, Supply Chain and Coffee Operations in September 1997. From May 1993 to April 1995, Mr. Garcia was an executive for Gemini Consulting. From January 1990 until May 1993, he was the vice president of Operations Strategy for Grand Metropolitan PLC, Food Sector.

     SHELLY B. LANZA joined Starbucks in June 1995 as senior vice president, Law and Corporate Affairs and general counsel and was promoted to executive vice president, Human Resources, Law and Corporate Affairs and Corporate Social Responsibility, general counsel and secretary in March 2000. From 1986 to 1995, Ms. Lanza served as vice president and general counsel of Honda of America Manufacturing, Inc. From 1982 to 1986, Ms. Lanza practiced law at the law firm of Vorys, Sater, Seymour and Pease in Columbus, Ohio.

     DEIDRA WAGER joined Starbucks in 1992 and served as the Company's senior vice president, Retail Operations from August 1993 to September 1997 when she was promoted to executive vice president, Retail. In March 1999, Ms. Wager moved to Tokyo, Japan to serve as a consultant to Starbucks Coffee International, Inc. and work with Starbucks Coffee Japan Limited. Prior to joining Starbucks Ms. Wager held several operations with Taco Bell(R), Inc. from 1988 to 1992.

     WANDA HERNDON joined Starbucks in July 1995 as vice president, Communications and Public Affairs and was promoted to senior vice president, Communications and Public Affairs (now known as Worldwide Public Affairs) in November 1996. From February 1990 to June 1995, Ms. Herndon held several communications management positions at DuPont Company. From November 1978 to February 1990, Ms. Herndon held several public affairs and marketing communications positions at the Dow Chemical Company.

     DARREN HUSTON joined Starbucks in June 1998 as vice president, Retail Strategy and New Business and was promoted to senior vice president, New Ventures in March 2000. From 1994 to 1998, Mr. Huston worked at McKinsey & Company and was a leader in McKinsey's strategy and marketing practices.

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

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          1. Financial Statements.

           The following financial statements are incorporated by reference in
           Part II, Item 8 of this Annual Report on Form 10-K:

           Consolidated Balance Sheets as of October 1, 2000 and October 3,
           1999;

           Consolidated Statements of Earnings for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998;

           Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998

           Consolidated Statements of Shareholders' Equity for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998;

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

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Restated Articles of Incorporation of Starbucks Corporation
           (incorporated herein by reference to Exhibit 3.1 to the
           Company's Form 10-Q for the fiscal quarter ended March 31,
           1996, filed with the SEC on May 15, 1996)
  3.1.1    Amendment dated November 22, 1995 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated
           herein by reference to Exhibit 3.1.1 to the Company's Form
           10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)
  3.1.2    Amendment dated March 18, 1996 to the Restated Articles of
           Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the
           SEC on May 15, 1996)
  3.1.3    Amendment dated March 4, 1999 to the Restated Articles of
           Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended March 28, 1999, filed with the
           SEC on May 12, 1990)
  3.2      Amended and Restated Bylaws of Starbucks Corporation
 10.1      Starbucks Corporation Amended and Restated Key Employee
           Stock Option Plan -- 1994 (incorporated herein by reference to Appendix A to the Company's Proxy Statement filed with
           the SEC on January 11, 2000)*
 10.2      Starbucks Corporation Amended and Restated 1989 Stock Option
           Plan for Non-Employee Directors (incorporated herein by
           reference to Appendix A to the Company's Proxy Statement
           filed with the SEC on January 13, 1999)*

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.3      Starbucks Corporation 1991 Company-Wide Stock Option Plan,
           as amended and restated through August 28, 2000*
 10.3.1    Starbucks Corporation 1991 Company-Wide Stock Option
           Plan -- Rules of the UK Sub-Plan, as amended and restated
           through August 28, 2000*
 10.4      Starbucks Corporation Employee Stock Purchase Plan -- 1995,
           as amended and restated through June 30, 2000*
 10.5      Industrial Lease, dated March 31, 1989, between Starbucks
           Corporation and the City of Seattle (successor in interest to David A. Sabey and Sandra L. Sabey)(incorporated herein by reference to Exhibit 10.4 to the Company's Registration
           Statement No. 33-47951 on Form S-1, filed with the SEC on
           May 15, 1992)
 10.6      Office Lease, dated as of July 15, 1993, between First and
           Utah Street Associates, L.P. and Starbucks Corporation
           (incorporated herein by reference to Exhibit 10.17 to the
           Company's Form 10-K for the fiscal year ended October 3,
           1993, filed with the SEC on December 30, 1993)
 10.6.1    Second Amendment to Office Lease, dated as of January 1,
           1995, between First and Utah Street Associates, L.P. and
           Starbucks Corporation (incorporated herein by reference to the Company's Registration Statement No. 33-93974 on Form
           S-3, filed with the SEC on June 27, 1995)
 10.6.2    Third Amendment to Office Lease, dated as of September 30,
           1995, between First and Utah Street Associates, L.P. and
           Starbucks Corporation (incorporated herein by reference to
           Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended October 1, 1995, filed with the SEC on December 28,
           1995)
 10.6.3    Fourth Amendment to Office Lease dated as of October 31,
           1997 between First and Utah Street Associates, L.P. and
           Starbucks Corporation
 10.6.4    Fifth Amendment to Office Lease dated as of March 5, 1998, between First and Utah Street Associates, L.P. and Starbucks
           Corporation
 10.6.5    Sixth Amendment to Office Lease dated as of January 4, 1999, between First and Utah Street Associates, L.P. and Starbucks
           Corporation
 10.7      Development Agreement, dated as of February 11, 1994,
           between Starbucks Corporation and Host International, Inc.
           (incorporated herein by reference to Exhibit 10.18 to the
           Company's Form 10-K for the fiscal year ended October 2,
           1994, filed with the SEC on December 23, 1994)
 10.7.1    Development Agreement Addendum regarding Specialty Sandwich
           Program dated January 3, 1998 between Starbucks Corporation and Host International, Inc.
 10.7.2    Development Agreement Addendum dated March 2, 1998 between
           Starbucks Corporation and Host International, Inc.
 10.7.3    Development Agreement Addendum dated April 16, 1998 between
           Starbucks Corporation and Host International, Inc.
 10.7.4    Development Agreement Addendum dated May 1, 1998 between
           Starbucks Corporation and Host International, Inc.
 10.8      Special Warranty Deed, dated March 7, 1994, between Kent
           North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit
           10.14 to the Company's Form 10-K for the fiscal year ended
           October 2, 1994, filed with the SEC on December 23, 1994)
 10.9      Joint Venture and Partnership Agreement, dated August 10,
           1994, between Pepsi-Cola Company, a division of PepsiCo,
           Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for
           the quarterly period ended July 3, 1994, filed with the SEC on August 16, 1994)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.10     Lease, dated August 22, 1994, between York County Industrial
           Development Corporation and Starbucks Corporation
           (incorporated herein by reference to Exhibit 10 to the
           Company's Form 10-Q for the quarterly period ended July 2,
           1995, filed with the SEC on August 15, 1995)
 10.14     Starbucks Corporation Executive Management Bonus Plan
           (incorporated herein by reference to Exhibit 10.15 to the
           Company's Form 10-K for the fiscal year ended October 3,
           1999)*
 10.15     Starbucks Corporation Management Deferred Compensation Plan
           (incorporated herein by reference to Exhibit 4.1 to the
           Company's Registration Statement on Form S-8 filed with the
           SEC on January 1, 1998)*
 10.16     Starbucks Corporation 1997 Deferred Stock Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Annual
           Report on Form 10-K for the fiscal year ended October 3,
           1999)*
 13        Portions of the Fiscal 2000 Annual Report to Shareholders
 21        Subsidiaries of the Registrant
 23        Independent Auditors' Consent
 27        Financial Data Schedule

---------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on August 16, 2000 announcing the write-down of its entire investment in living.com Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARBUCKS CORPORATION

                                          By:      /s/ HOWARD SCHULTZ
                                            ------------------------------------
                                                       Howard Schultz
                                             chairman of the Board of Directors
                                                 and chief global strategist

December 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----
               /s/ HOWARD SCHULTZ                     chairman of the board of       December 15, 2000
------------------------------------------------     directors and chief global
                 Howard Schultz                              strategist

               /s/ ORIN C. SMITH                    director, president and chief    December 18, 2000
------------------------------------------------          executive officer
                 Orin C. Smith

               /s/ MICHAEL CASEY                   executive vice president, chief   December 15, 2000
------------------------------------------------     financial officer and chief
                 Michael Casey                    administrative officer (principal
                                                   financial officer and principal
                                                         accounting officer)

                /s/ BARBARA BASS                              director               December 10, 2000
------------------------------------------------
                  Barbara Bass

                /s/ HOWARD BEHAR                              director               December 10, 2000
------------------------------------------------
                  Howard Behar

               /s/ CRAIG J. FOLEY                             director               December 15, 2000
------------------------------------------------
                 Craig J. Foley

             /s/ GREGORY B. MAFFEI                            director               December 19, 2000
------------------------------------------------
               Gregory B. Maffei

             /s/ ARLEN I. PRENTICE                            director               December 15, 2000
------------------------------------------------
               Arlen I. Prentice

           /s/ JAMES G. SHENNAN, JR.                          director               December 15, 2000
------------------------------------------------
             James G. Shennan, Jr.

             /s/ CRAIG E. WEATHERUP                           director               December 14, 2000
------------------------------------------------
               Craig E. Weatherup

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Restated Articles of Incorporation of Starbucks Corporation
           (incorporated herein by reference to Exhibit 3.1 to the
           Company's Form 10-Q for the fiscal quarter ended March 31,
           1996, filed with the SEC on May 15, 1996)
  3.1.1    Amendment dated November 22, 1995 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated
           herein by reference to Exhibit 3.1.1 to the Company's Form
           10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)
  3.1.2    Amendment dated March 18, 1996 to the Restated Articles of
           Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the
           SEC on May 15, 1996)
  3.1.3    Amendment dated March 4, 1999 to the Restated Articles of
           Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended March 28, 1999, filed with the
           SEC on May 12, 1990)
  3.2      Amended and Restated Bylaws of Starbucks Corporation
 10.1      Starbucks Corporation Amended and Restated Key Employee
           Stock Option Plan -- 1994 (incorporated herein by reference to Appendix A to the Company's Proxy Statement filed with
           the SEC on January 11, 2000)*
 10.2      Starbucks Corporation Amended and Restated 1989 Stock Option
           Plan for Non-Employee Directors (incorporated herein by
           reference to Appendix A to the Company's Proxy Statement
           filed with the SEC on January 13, 1999)*
 10.3      Starbucks Corporation 1991 Company-Wide Stock Option Plan,
           as amended and restated through August 28, 2000*
 10.3.1    Starbucks Corporation 1991 Company-Wide Stock Option
           Plan -- Rules of the UK Sub-Plan, as amended and restated
           through August 28, 2000*
 10.4      Starbucks Corporation Employee Stock Purchase Plan -- 1995,
           as amended and restated through June 30, 2000*
 10.5      Industrial Lease, dated March 31, 1989, between Starbucks
           Corporation and the City of Seattle (successor in interest to David A. Sabey and Sandra L. Sabey)(incorporated herein by reference to Exhibit 10.4 to the Company's Registration
           Statement No. 33-47951 on Form S-1, filed with the SEC on
           May 15, 1992)
 10.6      Office Lease, dated as of July 15, 1993, between First and
           Utah Street Associates, L.P. and Starbucks Corporation
           (incorporated herein by reference to Exhibit 10.17 to the
           Company's Form 10-K for the fiscal year ended October 3,
           1993, filed with the SEC on December 30, 1993)
 10.6.1    Second Amendment to Office Lease, dated as of January 1,
           1995, between First and Utah Street Associates, L.P. and
           Starbucks Corporation (incorporated herein by reference to the Company's Registration Statement No. 33-93974 on Form
           S-3, filed with the SEC on June 27, 1995)
 10.6.2    Third Amendment to Office Lease, dated as of September 30,
           1995, between First and Utah Street Associates, L.P. and
           Starbucks Corporation (incorporated herein by reference to
           Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended October 1, 1995, filed with the SEC on December 28,
           1995)
 10.6.3    Fourth Amendment to Office Lease dated as of October 31,
           1997 between First and Utah Street Associates, L.P. and
           Starbucks Corporation
 10.6.4    Fifth Amendment to Office Lease dated as of March 5, 1998, between First and Utah Street Associates, L.P. and Starbucks
           Corporation
 10.6.5    Sixth Amendment to Office Lease dated as of January 4, 1999, between First and Utah Street Associates, L.P. and Starbucks
           Corporation

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.7      Development Agreement, dated as of February 11, 1994,
           between Starbucks Corporation and Host International, Inc.
           (incorporated herein by reference to Exhibit 10.18 to the
           Company's Form 10-K for the fiscal year ended October 2,
           1994, filed with the SEC on December 23, 1994)
 10.7.1    Development Agreement Addendum regarding Specialty Sandwich
           Program dated January 3, 1998 between Starbucks Corporation and Host International, Inc.
 10.7.2    Development Agreement Addendum dated March 2, 1998 between
           Starbucks Corporation and Host International, Inc.
 10.7.3    Development Agreement Addendum dated April 16, 1998 between
           Starbucks Corporation and Host International, Inc.
 10.7.4    Development Agreement Addendum dated May 1, 1998 between
           Starbucks Corporation and Host International, Inc.
 10.8      Special Warranty Deed, dated March 7, 1994, between Kent
           North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit
           10.14 to the Company's Form 10-K for the fiscal year ended
           October 2, 1994, filed with the SEC on December 23, 1994)
 10.9      Joint Venture and Partnership Agreement, dated August 10,
           1994, between Pepsi-Cola Company, a division of PepsiCo,
           Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for
           the quarterly period ended July 3, 1994, filed with the SEC on August 16, 1994)
 10.10     Lease, dated August 22, 1994, between York County Industrial
           Development Corporation and Starbucks Corporation
           (incorporated herein by reference to Exhibit 10 to the
           Company's Form 10-Q for the quarterly period ended July 2,
           1995, filed with the SEC on August 15, 1995)
 10.14     Starbucks Corporation Executive Management Bonus Plan
           (incorporated herein by reference to Exhibit 10.15 to the
           Company's Form 10-K for the fiscal year ended October 3,
           1999)*
 10.15     Starbucks Corporation Management Deferred Compensation Plan
           (incorporated herein by reference to Exhibit 4.1 to the
           Company's Registration Statement on Form S-8 filed with the
           SEC on January 1, 1998)*
 10.16     Starbucks Corporation 1997 Deferred Stock Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Annual
           Report on Form 10-K for the fiscal year ended October 3,
           1999)*
 13        Portions of the Fiscal 2000 Annual Report to Shareholders
 21        Subsidiaries of the Registrant
 23        Independent Auditors' Consent
 27        Financial Data Schedule

---------------
* Management contract or compensatory plan or arrangement.