Form 10-Q
period 2000-12-31
STARBUCKS CORP
filed 2001-02-14
CIK 829224

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

                 For the Quarterly Period Ended December 31, 2000

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

        YES [X]                                          NO [ ]

As of February 9, 2001, there were 189,372,216 shares of the Registrant's Common Stock outstanding.

----------------------------------------------------------------------------

                          STARBUCKS CORPORATION


                                   INDEX


                       PART I. FINANCIAL INFORMATION


                                                             Page No.

Item 1. Financial Statements. . . . . . . . . . . . . . . . .   3


Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .  11


Item 3. Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . .  14





                       PART II. OTHER INFORMATION




Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .   15


Item 2. Changes in Securities and Use of Proceeds. . . . . .   15


Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .    15


Signature. . . . . . . . . . . . . . . . . . . . . . . . . .   15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              STARBUCKS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS

                         (In thousands, except earnings per share)

                                                    Three Months Ended
                                                December 31,     January 2,
                                                    2000           2000
                                                (13 Weeks)      (13 Weeks)
                                                        (unaudited)
---------------------------------------------------------------------------
Net revenues:
  Retail                                          $562,407      $440,785
  Specialty                                        104,980        88,547
----------------------------------------------------------------------------

  Total net revenues                               667,387       529,332

Cost of sales and related
  occupancy costs                                  292,220       240,714
----------------------------------------------------------------------------

  Gross margin                                     375,167       288,618

Joint venture income                                 4,805         3,395

Store operating expenses                           209,690       164,200

Other operating expenses                            21,786        17,745

Depreciation and amortization                       37,562        29,290

General and administrative expenses                 34,877        26,145

---------------------------------------------------------------------------

  Operating income                                  76,057        54,633

Interest and other income, net                       1,713         1,414

---------------------------------------------------------------------------

  Earnings before income taxes                      77,770        56,047

Income taxes                                        28,775        21,298
---------------------------------------------------------------------------

Net earnings                                      $ 48,995      $ 34,749
===========================================================================

Net earnings per common share - basic             $   0.26      $   0.19

Net earnings per common share - diluted           $   0.25      $   0.18

Weighted average shares outstanding:
Basic                                              188,645       183,427
Diluted                                            196,830       189,340



                     See notes to consolidated financial statements

                            STARBUCKS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                             December 31,   October 1,
                                                2000           2000
                                             (unaudited)
----------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                 $   177,441    $    70,817
  Available-for-sale securities                  44,593         57,573
  Trading securities                              5,695          3,763
  Accounts receivable, net of allowances of
   $3,741 and $2,941, respectively               78,349         76,385
  Inventories                                   168,438        201,656
  Prepaid expenses and other
   current assets                                22,417         20,321
  Deferred income taxes, net                     30,358         29,304
----------------------------------------------------------------------
   Total current assets                         527,291        459,819

Joint ventures                                   63,898         52,051
Other investments                                 3,832          3,788
Property, plant and equipment, net              960,383        930,759
Other assets                                     23,366         25,403
Goodwill, net                                    23,078         21,311
----------------------------------------------------------------------
   Total                                    $ 1,601,848    $ 1,493,131
======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $    84,281    $    73,653
  Checks drawn in excess of bank balances        58,301         56,332
  Accrued compensation and related costs         82,036         75,250
  Accrued occupancy costs                        31,012         29,117
  Accrued taxes                                  46,738         35,841
  Other accrued expenses                         34,692         35,053
  Deferred revenue                                3,449          7,320
  Current portion of long-term debt                 688            685
----------------------------------------------------------------------
   Total current liabilities                    341,197        313,251

Deferred income taxes, net                       22,609         21,410
Long-term debt                                    6,310          6,483
Minority interest                                 4,030          3,588

Shareholders' equity:
  Common stock and additional paid-in
   capital - $0.001 par value; authorized,
   300,000,000; issued and outstanding,
   189,266,659 and 188,157,651 shares,
   respectively, (includes 848,550 common
   stock units in both periods)                 779,337        750,872
  Retained earnings                             457,501        408,503
  Accumulated other comprehensive loss           (9,136)       (10,976)
----------------------------------------------------------------------

  Total shareholders' equity                  1,227,702      1,148,399
----------------------------------------------------------------------
   Total                                    $ 1,601,848    $ 1,493,131
======================================================================

                 See notes to consolidated financial statements
                                        4

                            STARBUCKS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                 Three Months Ended
----------------------------------------------------------------------
                                                December 31, January 2,
                                                  2000         2000
                                                (13 Weeks)  (13 Weeks)
                                                      (unaudited)
----------------------------------------------------------------------
Operating activities:
  Net earnings                                 $  48,995    $  34,749
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                40,664       31,976
     Provision for losses on asset disposals       9,542          613
     Deferred income taxes, net                      (47)      (2,240)
     Equity in income of investees                (2,822)      (2,798)
     Tax benefit from exercise of non-qualified
      stock options                               10,198        1,081
  Cash provided/(used) by changes in
   operating assets and liabilities:
     Net purchases of trading securities          (2,592)          -
     Accounts receivable                          (1,959)        (765)
     Inventories                                  33,220       24,692
     Prepaid expenses and other
      current assets                              (1,810)       1,656
     Accounts payable                             10,611        7,007
     Accrued compensation and related costs        6,785        7,381
     Accrued occupancy costs                       1,899        2,625
     Accrued taxes                                10,903        9,625
     Minority interest                               442           -
     Deferred revenue                             (3,851)         289
     Other accrued expenses                        2,589       (1,141)
----------------------------------------------------------------------
Net cash provided by operating activities        162,767      114,750
Investing activities:
  Purchase of available-for-sale investments     (26,016)     (18,775)
  Maturity of available-for-sale investments      36,000       10,000
  Sale of available-for-sale investments           2,000        5,282
  Purchases of businesses, net of cash acquired       -        (8,242)
  Net investments in joint ventures               (9,025)      (1,103)
  Purchase of other investments                       -       (10,189)
  Additions to property, plant and equipment     (78,972)     (65,988)
  Additions to other assets                         (164)      (3,682)
----------------------------------------------------------------------
Net cash used by investing activities            (76,177)     (92,697)
Financing activities:
  Increase/(decrease) in cash provided by
   checks drawn in excess of bank balances         1,969      (17,038)
  Proceeds from sale of common stock under
   employee stock purchase plan                    2,773        2,544
  Proceeds from exercise of stock options         15,494        4,144
  Principal payments on long-term debt              (170)        (923)
----------------------------------------------------------------------
Net cash provided (used) by financing activities  20,066      (11,273)
----------------------------------------------------------------------
Effect of exchange rate changes
  on cash and cash equivalents                       (32)         169
----------------------------------------------------------------------
Net increase in cash and cash equivalents        106,624       10,949
Cash and cash equivalents:
  Beginning of the period                         70,817       66,419
----------------------------------------------------------------------
  End of the period                            $ 177,441    $  77,368
======================================================================
Supplemental cash flow information: Cash paid during the period for:

   Interest                                    $      98    $     131
   Income taxes                                    8,325       12,689

                 See notes to consolidated financial statements
                                        5

                              STARBUCKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the 13 Weeks Ended December 31, 2000 and
                                 January 2, 2000


NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of December 31, 2000 and January 2, 2000 and for the 13-week periods ended December 31, 2000 and January 2, 2000 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week periods ended December 31, 2000 and January 2, 2000 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 1, 2000, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended October 1, 2000, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week period ended December 31, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2001.

NOTE 2: OTHER EVENTS

On December 4, 2000, the Company entered into a 50/50 joint venture agreement with Shinsegae Department Store Co. Ltd. to develop and operate licensed Starbucks retail stores in Korea. The joint venture will be accounted for using the equity method as the Company does not exercise control over the operating and financial policies of the joint venture. The Company paid $8.4 million to obtain its ownership share in the joint venture during the first quarter of fiscal 2001.

NOTE 3: NEW ACCOUNTING STANDARDS

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company adopted Issue 00-10 on October 2, 2000. Issue 00-10 did not have a material impact on the Company's consolidated financial statements.

NOTE 4: INVENTORIES

Inventories consist of the following (in thousands):

                                         December 31,    October 1,
                                             2000          2000
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  62,932      $  90,807
  Roasted                                   25,854         27,880
 Other merchandise held for sale            55,140         59,420
 Packaging and other supplies               24,512         23,549

-------------------------------------------------------------------
 Total                                   $ 168,438      $ 201,656
===================================================================

As of December 31, 2000, the Company had fixed-price purchase commitments for green coffee totaling approximately $108 million.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

On October 2, 2000, the Company adopted SFAS 133, as amended by SFAS 138, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on the intended use and resulting designation. The Company designates its derivatives based upon the criteria established by SFAS 133. For derivatives designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income ("OCI") and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized immediately into earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The adoption of SFAS 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The Company implemented a hedging policy to manage exposure to foreign currency risk within the consolidated financial statements. As part of that policy, the Company may engage in transactions involving various derivative instruments, with maturities not longer than five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.

During the first quarter of fiscal 2001, the Company entered into forward foreign exchange contracts that qualify as cash flow hedges under SFAS 133 to hedge a portion of anticipated international revenue. These contracts expire within 12 months and are intended to minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Once established, cash flow hedges are generally not removed until maturity.

Forward contract effectiveness is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. Any ineffectiveness is recognized immediately in "Interest and other income, net" on the accompanying consolidated statement of earnings. No ineffectiveness was recognized in the first quarter of fiscal 2001.

The Company had accumulated derivative gains of $0.5 million, net of taxes, in OCI as of December 31, 2000, which are expected to be reclassified into earnings within 12 months.

NOTE 6: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

                                        December 31,    October 1,
                                            2000           2000
------------------------------------------------------------------
  Land                                  $    5,084     $    5,084
  Building                                  19,795         19,795
  Leasehold improvements                   772,187        736,471
  Roasting and store equipment             380,686        369,587
  Furniture, fixtures and other            179,395        182,528
------------------------------------------------------------------
                                         1,357,147      1,313,465
  Less accumulated depreciation
    and amortization                      (484,991)      (446,403)
------------------------------------------------------------------
                                           872,156        867,062
  Work in progress                          88,227         63,697
------------------------------------------------------------------
  Property, plant and equipment, net    $  960,383     $  930,759
==================================================================

NOTE 7: CAPITAL TRANSACTIONS

On December 15, 2000, the Articles of Incorporation of the Company were amended and restated to, among other things, change the par value of the Company's common stock and preferred stock from no par value per share to $0.001 par value per share. After the amendment and restatement, the Company had authorized 300,000,000 shares of common stock, $0.001 par value per share, and 7,500,000 shares of preferred stock, $0.001 par value per share. As a result of this amendment and restatement, the dollar value of issued and outstanding shares of common stock was $0.2 million as of December 31, 2000 and October 1, 2000. Additional paid-in capital was $779.1 million and $750.7 million as of December 31, 2000 and October 1, 2000, respectively.

NOTE 8: COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net earnings and other comprehensive income. Accumulated other comprehensive loss reported on the Company's consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow hedges. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                        Three months ended
                                      December, 31   January 2,
                                          2000          2000
----------------------------------------------------------------
Net earnings                           $ 48,995     $ 34,749
Unrealized holding gains (losses) on
  available-for-sale investments, net
  of tax benefit (provision) of $100
  and ($6,824), respectively               (170)      11,133
Unrealized holding gains on cash flow
  hedging instruments, net of tax
  provision of $284 and $0, respectively    483            -
Reclassification adjustment for gains
  realized in net earnings, net of tax
  provision of $9 and $3, respectively       14            5
----------------------------------------------------------------
Net unrealized gain                         327       11,138
Translation adjustment                    1,513        3,693
----------------------------------------------------------------
Total comprehensive income             $ 50,835     $ 49,580
================================================================

NOTE 9: EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of shares and common stock units outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.

The following table represents the calculation of net earnings per common share
- basic (in thousands, except earnings per share data):

                                        Three Months Ended
                                      December 31,   January 2,
                                         2000         2000
--------------------------------------------------------------
Net earnings                           $ 48,995     $ 34,749
Weighted average common shares and
 common stock units outstanding         188,645      183,427
==============================================================

Net earnings per common share-basic      $ 0.26       $ 0.19
==============================================================

The following table represents the calculation of net earnings per common and common equivalent share - diluted (in thousands, except per share data):

                                     Three Months Ended
                                      December 31,   January 2,
                                         2000         2000
--------------------------------------------------------------
Net earnings                           $ 48,995     $ 34,749
Weighted average shares outstanding
 calculation:
 Weighted average common shares
  and common stock units outstanding    188,645      183,427
 Dilutive effect of outstanding common
  stock options                           8,185        5,913
--------------------------------------------------------------
Weighted average common and common
 equivalent shares outstanding          196,830      189,340
==============================================================
Net earnings per common and
 common equivalent share-diluted         $ 0.25       $ 0.18
==============================================================


NOTE 10: SEGMENT REPORTING

The Company is organized into a number of business units. The Company's North American retail business sells coffee beverages, whole bean coffees, and related hardware and equipment through Company-operated retail stores in the United States and Canada. The Company also owns and operates retail stores in the United Kingdom, Thailand and Australia. These two retail segments are managed by different presidents within the Company and are measured and evaluated separately by senior management.

At the beginning of fiscal 2001, the Company combined its foodservice and domestic retail store licensing operations to form Business Alliances. As a result of this internal reorganization and the manner in which the operations of foodservice and domestic retail store licensing are measured and evaluated as one combined business unit, the Company's management has determined that separate segment reporting of Business Alliances is appropriate under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." All prior period disclosures will be restated as if Business Alliances had always been a separately reported segment.

The Company operates through several other business units, each of which is managed and evaluated independently. These other business units include domestic wholesale, grocery channel licensing, international licensing and a direct-to-consumer business.

The tables below present information by operating segment (in thousands):

                                        Three months ended
                                    December 31,     January 2,
                                        2000            2000
----------------------------------------------------------------
REVENUES:
North American retail               $531,078         $422,064
Business Alliances                    48,589           40,509
All other business units              96,111           70,172
Intersegment revenues                 (8,391)          (3,413)
----------------------------------------------------------------
Total revenues                      $667,387         $529,332
================================================================

----------------------------------------------------------------
OPERATING INCOME:
North American retail               $ 92,409         $ 63,747
Business Alliances                    12,329           12,565
All other business units              13,085           10,094
Unallocated corporate expenses       (41,596)         (31,490)
Intersegment eliminations               (170)            (283)
Interest, net                          1,713            1,414
----------------------------------------------------------------
Earnings before income taxes        $ 77,770         $ 56,047
================================================================

The table below represents information by geographic area (in thousands):

                                       Three months ended
                                    December 31,     January 2,
                                      2000            2000
----------------------------------------------------------------
REVENUES FROM EXTERNAL CUSTOMERS:
United States                       $598,568         $472,877
Foreign countries                     68,819           56,455
----------------------------------------------------------------
Total revenues                      $667,387         $529,332
================================================================

Revenues from foreign countries are based on the location of the customers and consist primarily of revenues from Canada and the United Kingdom.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company's annual and quarterly filings with the Securities and Exchange Commission.

GENERAL

During the 13-week period ending December 31, 2000, Starbucks Corporation ("Starbucks" or the "Company") derived approximately 84% of net revenues from its Company-operated retail stores. The remaining 16% of net revenues is derived from the Company's specialty operations, which include sales to wholesale accounts and licensees, royalty and license fee income and sales through its direct-to-consumer business and its on-line store. The Company's fiscal year ends on the Sunday closest to September 30. Fiscal year 2000 had 52 weeks. The fiscal year ending on September 30, 2001 will also include 52 weeks.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED DECEMBER 31, 2000, COMPARED TO THE 13 WEEKS ENDED JANUARY 2, 2000

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales, which include net sales for both Company-operated and licensed retail stores, were $722 million for the first quarter of fiscal 2001, an increase of 39% from $520 million in the first quarter of fiscal 2000 primarily due to the opening of 1,133 stores in the last 12 months. Systemwide retail store sales provides a broader perspective of global brand sales; however, it excludes net revenues from non-retail channels.

REVENUES

Net revenues for the 13 weeks ended December 31, 2000, increased 26% to $667 million from $529 million for the corresponding period in fiscal 2000. Retail revenues increased 28% to $562 million from $441 million primarily due to the opening of new retail stores plus an increase in comparable store sales of 10% for the period. The increase in comparable store sales resulted from a 4% increase in the number of transactions combined with a 6% increase in the average dollar value per transaction. During the 13 weeks ended December 31, 2000, the Company opened 118 stores in continental North America and 14 in the United Kingdom, 3 in Thailand, and 2 in Australia. The Company ended the period with 2,564 Company-operated stores in continental North America and 192 Company-operated stores in international markets. During fiscal 2001, the Company expects to open at least 450 Company-operated stores in North America and 75 in international markets.

Specialty revenues increased 19% to $105 million for the 13 weeks ended December 31, 2000, compared to $89 million for the corresponding period in fiscal 2000. The increase in specialty revenues was driven primarily by higher sales to licensees and the grocery channel, and from the Company's commercial agreement with Kozmo.com. Licensees (including those in which the Company is a joint venture partner) opened 96 stores in continental North America and 83 stores in international markets. The Company ended the period with 626 licensed stores in continental North America and 435 licensed stores in international markets. During fiscal 2001, the Company expects to open at least 575 licensed stores globally.

GROSS MARGIN

Gross margin increased to 56.2% for the 13 weeks ended December 31, 2000 from 54.5% for the corresponding period in fiscal 2000. The positive impact on gross margin of retail beverage sales price increases, lower green coffee costs and lower dairy costs, was partially offset by higher international retail occupancy costs.

JOINT VENTURE INCOME

Joint venture income was $4.8 million for the first quarter of fiscal 2001, compared to $3.4 million in the first quarter of fiscal 2000. The increase was primarily due to improved operating income from Starbucks Coffee Japan Limited, partially offset by a higher provision for Japanese income tax. Starbucks Coffee Japan Limited fully utilized its net operating loss carryforwards during the first quarter of fiscal 2001.

EXPENSES

Store operating expenses as a percentage of retail sales remained flat at 37.3% for the 13 weeks ended December 31, 2000, compared to the first quarter of fiscal 2000. Lower advertising and regional overhead expenses as a percentage of retail revenues were offset by increased provisions for store remodels and relocations and higher business taxes.

Other operating expenses (expenses associated with all operations other than Company-owned retail) were 20.8% of specialty revenues for the 13 weeks ended December 31, 2000, compared to 20.0% for the corresponding period in fiscal 2000. The increase is attributed to the growth of licensee channels, both domestic and international, as the Company expands these businesses geographically and develops its internal resources to support them. These increases were partially offset by lower advertising expenses for the direct response business and leverage gained from the revenue generated by the Company's commercial agreement with Kozmo.com. The Company does not expect to continue recording revenue from the current Kozmo.com relationship after February 2001.

General and administrative expenses as a percentage of net revenues were 5.2% for the 13 weeks ended December 31, 2000 compared to 4.9% for the same period in fiscal 2000. Higher payroll-related expenditures and provisions for obsolete computer software as a percentage of revenues were partially offset by a one-time telephone refund.

INCOME TAXES

The Company's effective tax rate for the 13 weeks ended December 31, 2000 was 37.0% compared to 38.0% for the 13 weeks ended January 2, 2000. Management expects the tax rate to remain at 37.0% for the remainder of fiscal 2001 due to tax planning efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $228 million in total cash and short-term investments and working capital of $186 million. Cash and cash equivalents increased by $107 million for the 13 weeks ended December 31, 2000 to $177 million. Cash provided by operating activities totaled $163 million for the first 13 weeks of fiscal 2001, resulting primarily from net earnings before non-cash charges of $107 million and a decrease in inventories of $33 million.

Cash used by investing activities for the first 13 weeks of fiscal 2001 totaled $76 million. This included capital additions to property, plant and equipment of $79 million related to opening 137 new Company-operated retail stores, enhancing information systems, purchasing roasting and packaging equipment for the Company's roasting and distribution facilities, and remodeling certain existing stores. During the 13-week period ended December 31, 2000, the Company made equity investments of $9 million in its international joint ventures. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company's available-for-sale portfolio during the 13-week period provided $12 million.

Cash provided by financing activities for the first 13 weeks of fiscal 2001 totaled $20 million. This included $15 million generated from the exercise of employee stock options and $3 million generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest and are exercised, the Company will continue to receive proceeds and a tax deduction; however, neither the amounts nor timing can be predicted.

Cash requirements for the remainder of fiscal 2001, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 450 Company-operated stores during fiscal 2001. The Company also anticipates incurring additional expenditures for remodeling certain existing stores and enhancing its production capacity and information systems. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 2001 to be approximately $321 million.

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of December 31, 2000, the Company had approximately $108 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for the majority of fiscal 2001. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

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

NEW ACCOUNTING STANDARDS

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company adopted Issue 00-10 on October 2, 2000. Issue 00-10 did not have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, equity security prices and foreign currency exchange rates.

INTEREST RATE RISK
The Company's available-for-sale portfolio consists mainly of diversified fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity without significantly increasing risk to the Company. Available-for-sale securities are of investment grade and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. The Company generally does not hedge its interest rate exposure.

EQUITY SECURITY PRICE RISK
The Company has minimal exposure to price fluctuations on equity mutual funds within the trading portfolio. The trading securities are designated to approximate the Company's liability under the Management Deferred Compensation Plan ("MDCP"). A corresponding liability is included in "Accrued compensation and related costs" on the accompanying consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in "Interest and other income, net." The offsetting changes in the MDCP liability are recorded in "General and administrative expenses" on the accompanying consolidated statements of earnings.

The Company also has equity investments in privately held Internet-related companies. These investments are inherently risky as the products and services supplied by these companies could be considered in the start-up or development stages. The Company could lose its entire investment in these companies. These investments are recorded on the accompanying consolidated balance sheet at a fair value of $4 million as of December 31, 2000.

FOREIGN CURRENCY EXCHANGE RISK
The majority of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Japanese yen. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments, with maturities not to exceed five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies. During the first quarter of fiscal 2001, the Company entered into forward foreign exchange contracts that qualify as cash flow hedges under SFAS 133 to hedge a portion of anticipated international revenue. These contracts expire within 12 months. The Company anticipates entering into derivative instruments designated to hedge foreign currency exposure from net investments in foreign operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 2000, the Articles of Incorporation of the Company were amended and restated to, among other things, change the par value of the Company's common stock and preferred stock from no par value per share to $0.001 par value per share. After the amendment and restatement, the Company had authorized 300,000,000 shares of common stock, $0.001 par value per share, and 7,500,000 shares of preferred stock, $0.001 par value per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         None

(b) Current Reports on Forms 8-K filed during the 13 weeks ended December 31, 2000:
         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARBUCKS CORPORATION

Dated:  February 14, 2001                   By: /s/ Michael Casey
                                            ----------------------
                                            Michael Casey
                                            executive vice president and
                                            chief financial officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer