Form 10-Q
period 2001-04-01
STARBUCKS CORP
filed 2001-05-16
CIK 829224

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

                  For the Quarterly Period Ended April 1, 2001

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

        YES [X]                                          NO [ ]

As of May 11, 2001, there were 380,164,434 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                              STARBUCKS CORPORATION



                                      INDEX



                          PART I. FINANCIAL INFORMATION




                                                                       Page No.
Item 1. Financial Statements ......................................       3

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..........      11

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk ......................................      15


                            PART II OTHER INFORMATION


Item 1. Legal Proceedings .........................................      16

Item 2. Changes in Securities and Use of Proceeds .................      16

Item 4. Submission of Matters to a Vote of Security Holders .......      16

Item 6. Exhibits and Reports on Form 8-K ..........................      17

Signature .........................................................      17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              STARBUCKS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)

                                                Three Months Ended                Six Months Ended
                                              April 1,        April 2,        April 1,        April 2,
                                                2001            2000            2001            2000
                                             (13 Weeks)      (13 Weeks)      (26 Weeks)      (26 Weeks)
                                                     (unaudited)                     (unaudited)
-------------------------------------------------------------------------------------------------------
Net revenues:
  Retail                                     $  523,277      $  429,031      $1,085,684      $  869,816
  Specialty                                     106,011          77,637         210,991         166,184
-------------------------------------------------------------------------------------------------------
  Total net revenues                            629,288         506,668       1,296,675       1,036,000

Cost of sales and related
  occupancy costs                               271,178         225,240         563,398         465,954
-------------------------------------------------------------------------------------------------------

   Gross margin                                 358,110         281,428         733,277         570,046

Joint venture income                              6,167           3,821          10,972           7,216

Store operating expenses                        208,608         169,257         418,298         333,457

Other operating expenses                         23,785          20,212          45,571          37,957

Depreciation and amortization                    38,597          31,951          76,159          61,241

General and administrative
  expenses                                       42,433          28,622          77,310          54,767
-------------------------------------------------------------------------------------------------------

  Operating income                               50,854          35,207         126,911          89,840

Interest and other income, net                    1,560           2,242           3,273           3,656
-------------------------------------------------------------------------------------------------------

  Earnings before income taxes                   52,414          37,449         130,184          93,496

Income taxes                                     20,204          14,043          48,979          35,341
-------------------------------------------------------------------------------------------------------

Net earnings                                 $   32,210      $   23,406      $   81,205      $   58,155

=======================================================================================================


Net earnings per common share -- basic       $     0.08      $     0.06      $     0.21      $     0.16

Net earnings per common share -- diluted     $     0.08      $     0.06      $     0.21      $     0.15

Weighted average shares outstanding:
Basic                                           380,363         369,570         378,825         368,212
Diluted                                         395,701         384,835         394,679         382,083



                 See notes to consolidated financial statements
                                        3

                              STARBUCKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   April 1,         October 1,
                                                     2001              2000
                                                 (unaudited)
------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                      $   215,180       $    70,817
  Available-for-sale securities                       45,649            57,573
  Trading securities                                   5,340             3,763
  Accounts receivable, net of allowances of
   $4,483 and $2,941, respectively                    75,982            76,385
  Inventories                                        151,368           201,656
  Prepaid expenses and other
   current assets                                     29,430            18,736
  Deferred income taxes, net                          35,074            29,304
------------------------------------------------------------------------------
   Total current assets                              558,023           458,234

Joint ventures                                        60,348            52,051
Other investments                                      1,948             3,788
Property, plant and equipment, net                   997,585           930,759
Other assets                                          27,780            25,403
Goodwill, net                                         22,585            21,311
------------------------------------------------------------------------------
   Total                                         $ 1,668,269       $ 1,491,546
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $    86,233       $    73,653
  Checks drawn in excess of bank balances             52,637            56,332
  Accrued compensation and related costs              83,348            69,702
  Accrued occupancy costs                             32,641            29,117
  Accrued taxes                                       28,186            35,841
  Other accrued expenses                              54,371            39,016
  Deferred revenue                                     1,766             7,320
  Current portion of long-term debt                      691               685
------------------------------------------------------------------------------
   Total current liabilities                         339,873           311,666

Deferred income taxes, net                            25,643            21,410
Long-term debt                                         6,157             6,483
Minority interest                                      4,386             3,588

Shareholders' equity:
  Common stock and additional paid-in
   Capital -- $0.001 par value; authorized,
   600,000,000; issued and outstanding,
   381,687,750 and 376,315,302 shares,
   respectively, (includes 1,697,100 common
   stock units in both periods)                      819,207           750,872
  Retained earnings                                  489,708           408,503
  Accumulated other comprehensive loss               (16,705)          (10,976)
------------------------------------------------------------------------------
  Total shareholders' equity                       1,292,210         1,148,399
------------------------------------------------------------------------------
   Total                                         $ 1,668,269       $ 1,491,546
==============================================================================



                 See notes to consolidated financial statements
                                        4

                              STARBUCKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Six Months Ended
-------------------------------------------------------------------------------
                                                      April 1,        April 2,
                                                       2001            2000
                                                     (26 Weeks)      (26 Weeks)
                                                            (unaudited)
-------------------------------------------------------------------------------
Operating activities:
  Net earnings                                       $  81,205       $  58,155
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                      82,727          67,594
     Provision for store remodels
      and losses on asset disposals                     12,508           1,307
     Deferred income taxes, net                         (3,217)             84
     Equity in income of investees                      (3,572)         (5,055)
     Tax benefit from exercise of non-qualified
      stock options                                     25,904          13,276
Cash provided/(used) by changes in
   operating assets and liabilities:
     Net purchases of trading securities                (3,022)             --
     Accounts receivable                                   406         (10,814)
     Inventories                                        50,203          29,882
     Prepaid expenses and other
      current assets                                    (9,035)           (638)
     Accounts payable                                   12,581           8,140
     Accrued compensation and related costs             13,270          18,301
     Accrued occupancy costs                             3,460           2,984
     Accrued taxes                                      (7,676)        (18,954)
     Minority interest                                     798              --
     Deferred revenue                                   (5,555)         14,470
     Other accrued expenses                             16,292           3,004
-------------------------------------------------------------------------------
Net cash provided by operating activities              267,277         181,736
Investing activities:
  Purchase of available-for-sale investments           (53,012)        (55,314)
  Maturity of available-for-sale investments            62,000          28,000
  Sale of available-for-sale investments                 2,000          35,524
  Purchases of businesses, net of cash acquired             --          (8,242)
  Net investments in joint ventures                    (12,130)         (2,998)
  Purchases of other investments                            --         (35,189)
  Distributions from joint ventures                      4,099           4,556
  Additions to property, plant and equipment          (161,697)       (148,005)
  Additions to other assets                             (2,496)         (3,986)
-------------------------------------------------------------------------------
Net cash used by investing activities                 (161,236)       (185,654)
Financing activities:
  Decrease in cash provided by checks
   drawn in excess of bank balances                     (3,695)        (13,748)
  Proceeds from sale of common stock under
   employee stock purchase plan                          5,976           5,020
  Proceeds from exercise of stock options               36,455          32,853
  Principal payments on long-term debt                    (320)         (1,344)
-------------------------------------------------------------------------------
Net cash provided by financing activities               38,416          22,781
-------------------------------------------------------------------------------
Effect of exchange rate changes
  on cash and cash equivalents                             (94)            (24)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents              144,363          18,839
Cash and cash equivalents:
  Beginning of the period                               70,817          66,419
-------------------------------------------------------------------------------
  End of the period                                  $ 215,180       $  85,258
===============================================================================

Supplemental cash flow information:
 Cash paid during the period for:
   Interest                                          $     262       $     191
   Income taxes                                         38,658          32,710



                 See notes to consolidated financial statements

                              STARBUCKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the 13 Weeks and 26 Weeks Ended April 1, 2001 and April 2, 2000


NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of April 1, 2001 and October 1, 2000 and for the 13-week and 26-week periods ended April 1, 2001 and April 2, 2000 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week and 26-week periods ended April 1, 2001 and April 2, 2000 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 1, 2000, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended October 1, 2000, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 26-week periods ended April 1, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2001.

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

NOTE 3: INVENTORIES

Inventories consist of the following (in thousands):

                                      April 1,     October 1,
                                        2001          2000
-------------------------------------------------------------
 Coffee:
  Unroasted                           $ 48,172      $ 90,807
  Roasted                               27,021        27,880
 Other merchandise held for sale        49,770        59,420
 Packaging and other supplies           26,405        23,549
-------------------------------------------------------------
 Total                                $151,368      $201,656
=============================================================

As of April 1, 2001, the Company had fixed-price purchase commitments for green coffee totaling approximately $167 million.

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages its exposure to foreign currency risk within the consolidated financial statements according to a hedging policy. Under the policy, the Company may engage in transactions involving various derivative instruments with maturities generally not longer than five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.

On October 2, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on the intended use and resulting designation. The Company designates its derivatives based upon the criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss generated from the change in fair value is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income ("OCI") and subsequently reclassified into earnings when the hedged exposure affects earnings. For a derivative designated as a net investment hedge, the effective portion of the derivative's gain or loss is reported as a component of the foreign currency translation adjustment, a component of OCI. The ineffective portions of all derivatives are recognized immediately into earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The adoption of SFAS 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

During the 26-week period ended April 1, 2001, the Company entered into forward foreign exchange contracts that qualify as cash flow hedges under SFAS 133 to hedge a portion of anticipated international revenue. In accordance with SFAS 133, cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Once established, cash flow hedges are generally not removed until maturity. The Company also entered into a forward foreign exchange contract that qualifies as a hedge of a net investment in a foreign operation. These contracts expire within 20 months and are intended to minimize certain foreign currency exposures that can be confidently identified and quantified.

Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. Any ineffectiveness is recognized immediately in "Interest and other income, net" on the accompanying consolidated statement of earnings. There was no ineffectiveness related to cash flow hedges for the 26-week period ended April 1, 2001. For net investment hedges, the spot-to-spot method is used by the Company to calculate effectiveness. As a result of using this method, a net gain of $0.5 million was recognized in earnings during both the 13-week and 26-week periods ended April 1, 2001.

The Company had accumulated derivative gains of $2.9 million, net of taxes, in OCI as of April 1, 2001 related to cash flow and net investment hedges. Of this amount, $1.3 million is expected to be reclassified into earnings within 12 months.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

                                            April 1,         October 1,
                                              2001              2000
-----------------------------------------------------------------------
  Land                                    $     5,084       $     5,084
  Building                                     19,795            19,795
  Leasehold improvements                      833,039           754,132
  Roasting and store equipment                365,056           346,482
  Furniture, fixtures and other               202,605           190,026
-----------------------------------------------------------------------
                                            1,425,579         1,315,519
  Less accumulated depreciation
  and amortization                           (520,078)         (446,403)
-----------------------------------------------------------------------
                                              905,501           869,116
  Work in progress                             92,084            61,643
-----------------------------------------------------------------------
  Property, plant and equipment, net      $   997,585       $   930,759
=======================================================================

NOTE 6: CAPITAL TRANSACTIONS

On March 20, 2001, the Board of Directors approved a two-for-one stock split of its $0.001 par value common stock for holders of record on March 30, 2001. In connection therewith, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 600,000,000 shares of common stock, $0.001 par value per share. Accordingly, outstanding shares, stock options, and per share data presented herein have been retroactively restated for all periods. Paid-in capital was $818.8 million and $750.5 million as of April 1, 2001 and October 1, 2000, respectively.

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net earnings and other comprehensive income. Accumulated other comprehensive loss reported on the Company's consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow and net investment hedges. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                   Three months ended              Six months ended
                                 April 1,       April 2,       April 1,       April 2,
                                   2001           2000           2001           2000
--------------------------------------------------------------------------------------
Net earnings                     $ 32,210       $ 23,406       $ 81,205       $ 58,155
Unrealized holding gains
  (losses) on available-
  for-sale investments                158        (12,547)           (12)        (1,409)
Unrealized holding gains
  on cash flow hedges               1,488             --          1,971             --
Unrealized holding gain
  on net investment hedge             886             --            886             --
Reclassification adjustment
  for net (gains) losses
  realized in net earnings             --           (151)            14           (151)
--------------------------------------------------------------------------------------
Net unrealized gain (loss)          2,532        (12,698)         2,859         (1,560)
Translation adjustment            (10,101)        (4,270)        (8,588)          (577)
--------------------------------------------------------------------------------------
Total comprehensive income       $ 24,641       $  6,438       $ 75,476       $ 56,018
======================================================================================

NOTE 8: EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of shares and common stock units outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.

The following table represents the calculation of net earnings per common share -- basic (in thousands, except earnings per share data):

                                 Three months ended           Six months ended
                               April 1,      April 2,      April 1,      April 2,
                                 2001          2000          2001          2000
---------------------------------------------------------------------------------
Net earnings                   $ 32,210      $ 23,406      $ 81,205      $ 58,155
Weighted average common
  shares and common stock
  units outstanding             380,363       369,570       378,825       368,212
=================================================================================
Net earnings per common
  share -- basic               $   0.08      $   0.06      $   0.21      $   0.16
=================================================================================

The following table represents the calculation of net earnings per common and common equivalent share -- diluted (in thousands, except per share data):

                                   Three months ended       Six months ended
                                  April 1,    April 2,    April 1,    April 2,
                                    2001        2000        2001        2000
------------------------------------------------------------------------------
Net earnings                      $ 32,210    $ 23,406    $ 81,205    $ 58,155
Weighted average shares
  outstanding calculation:
Weighted average common shares
  and common stock units
  outstanding                      380,363     369,570     378,825     368,212
Dilutive effect of outstanding
  common stock options              15,338      15,265      15,854      13,871
------------------------------------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding                      395,701     384,835     394,679     382,083
==============================================================================
Net earnings per common
  and common equivalent
  share -- diluted                $   0.08    $   0.06    $   0.21    $   0.15
==============================================================================

NOTE 9: SEGMENT REPORTING

The Company is organized into a number of business units. The Company's North American retail business sells coffee beverages, whole bean coffees, and related hardware and merchandise through Company-operated retail stores in the United States and Canada.

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

The Company operates through several other business units, each of which is managed and evaluated independently. These other business units include domestic wholesale, grocery channel licensing, international Company-operated retail stores, international licensing, a direct-to-consumer business, and other ventures.

The tables below present information by operating segment (in thousands):

                                          Three months ended                  Six months ended
                                        April 1,         April 2,         April 1,         April 2,
                                          2001             2000             2001             2000
----------------------------------------------------------------------------------------------------
REVENUES:
North American retail                  $  492,310       $  408,525       $1,023,388       $  830,589
Business Alliances                         48,305           37,780           96,894           78,289
All other business units                  101,967           66,509          198,078          137,404
Intersegment revenues                     (13,294)          (6,146)         (21,685)         (10,282)
----------------------------------------------------------------------------------------------------
Total revenues                         $  629,288       $  506,668       $1,296,675       $1,036,000
====================================================================================================

----------------------------------------------------------------------------------------------------

OPERATING INCOME:
North American retail                  $   73,891       $   54,307       $  166,300       $  118,060
Business Alliances                         11,121            9,629           23,450           22,194
All other business units                   15,813            6,978           28,898           17,066
Unallocated corporate expenses            (48,770)         (35,803)         (90,366)         (67,295)
Intersegment eliminations                  (1,201)              96           (1,371)            (185)
Interest, net                               1,560            2,242            3,273            3,656
----------------------------------------------------------------------------------------------------
Earnings before income taxes           $   52,414       $   37,449       $  130,184       $   93,496
====================================================================================================

The table below represents information by geographic area (in thousands):

                                          Three months ended                  Six months ended
                                        April 1,         April 2,         April 1,         April 2,
                                          2001             2000             2001             2000
----------------------------------------------------------------------------------------------------
REVENUES FROM EXTERNAL CUSTOMERS:
United States                          $  567,632       $  452,264       $1,166,200       $  925,141
Foreign countries                          61,656           54,404          130,475          110,859
----------------------------------------------------------------------------------------------------
Total revenues                         $  629,288       $  506,668       $1,296,675       $1,036,000
====================================================================================================

Revenues from foreign countries are based on the location of the customers and consist primarily of revenues from Canada and the United Kingdom.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the operations of Starbucks Corporation ("Starbucks" or the "Company"), constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company's annual and quarterly filings with the Securities and Exchange Commission.

GENERAL

During the 26-week period ending April 1, 2001, the Company derived approximately 84% of net revenues from its Company-operated retail stores. The remaining 16% of net revenues is derived from the Company's specialty operations, which include sales to wholesale accounts and licensees, royalty and fee income, and sales through its direct-to-consumer business and its on-line store. The Company's fiscal year ends on the Sunday closest to September 30. Fiscal year 2000 had 52 weeks. The fiscal year ending on September 30, 2001 will also include 52 weeks.


RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED APRIL 1, 2001, COMPARED TO THE 13 WEEKS ENDED APRIL 2, 2000

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales, which include net sales for both Company-operated and licensed retail stores, were $679 million for the second quarter of fiscal 2001, an increase of 30% from $521 million in the second quarter of fiscal 2000, primarily due to the opening of 554 stores in the last 12 months. Systemwide retail store sales provides a broader perspective of global brand sales; however, it excludes net revenues from non-retail channels.

REVENUES

Net revenues for the 13 weeks ended April 1, 2001 increased 24% to $629 million from $507 million for the corresponding period in fiscal 2000. Retail revenues increased 22% to $523 million from $429 million, primarily due to the opening of new retail stores plus an increase in comparable store sales of 6% for the period. The increase in comparable store sales (stores open for at least 13 months) resulted from a 1% increase in the number of transactions combined with a 5% increase in the average dollar value per transaction. During the 13 weeks ended April 1, 2001, the Company opened 138 stores in continental North America, 24 in the United Kingdom, 4 in Australia and 2 in Thailand. The Company ended the period with 2,702 Company-operated stores in continental North America and 222 Company-operated stores in international markets.

Specialty revenues increased 37% to $106 million for the 13 weeks ended April 1, 2001, compared to $78 million for the corresponding period in fiscal 2000. The increase in specialty revenues was driven primarily by domestic and international licensees, the Company's grocery channel, foodservice accounts, and revenues from the remainder of a commercial agreement with Kozmo.com, Inc. ("Kozmo.com"). Licensees (including those in which the Company has an equity interest) opened 86 stores in continental North America and 64 stores in international markets. The Company ended the period with 712 licensed stores in continental North America and 499 licensed stores in international markets.

GROSS MARGIN

Gross margin increased to 56.9% for the 13 weeks ended April 1, 2001 from 55.5% for the corresponding period in fiscal 2000. The improvement in gross margin was primarily due to the impact of beverage sales price increases, lower green coffee costs, and leverage gained from the growth of non-product revenues such as royalties and other fees, partially offset by higher retail occupancy costs.

JOINT VENTURE INCOME

Joint venture income was $6.2 million for the second quarter of fiscal 2001, compared to $3.8 million in the second quarter of fiscal 2000. The increase was due to the improved profitability of both the North American Coffee Partnership and Starbucks Coffee Japan Limited.

EXPENSES

Store operating expenses as a percentage of retail revenues increased to 39.9% for the 13 weeks ended April 1, 2001, from 39.5% for the corresponding period in fiscal 2000. The increase was primarily due to higher pre-opening and recruiting expenses in the United Kingdom and other Company-owned international markets as the Company continues to expand these markets and fill key positions within the organization. In addition, retail revenues generated by the United Kingdom were adversely affected by an unusually wet winter, regional fuel crisis and to a lesser extent, increased competition.

Other operating expenses (expenses associated with all operations other than Company-owned retail) were 22.4% of specialty revenues for the 13 weeks ended April 1, 2001, compared to 26.0% for the corresponding period in fiscal 2000 due to lower payroll-related and marketing expenditures.

Depreciation and amortization expenses were 6.1% of net revenues for the 13 weeks ended April 1, 2001, compared to 6.3% for the corresponding period in fiscal 2000 because of increased royalties and fees from domestic and international licensing activity.

General and administrative expenses as a percentage of net revenues were 6.7% for the 13 weeks ended April 1, 2001, compared to 5.6% for the corresponding period in fiscal 2000. The increase was primarily due to payroll-related expenditures and non-insured expenses associated with the Nisqually earthquake that occurred on February 28, 2001. There were no similar non-insured expenses in fiscal 2000.

INTEREST AND OTHER INCOME, NET

Net interest and other income decreased to 0.2% of net revenues for the 13 weeks ended April 1, 2001 from 0.4% of net revenues for the corresponding period in fiscal 2000. The decrease was primarily due to the $2.0 million write-off of the Company's remaining investment in Kozmo.com, which ceased its operations.

INCOME TAXES

The Company's effective tax rate was 38.5% for the 13 weeks ended April 1, 2001 compared to 37.5% in the corresponding period in fiscal 2000. The increase was due to the establishment of a valuation allowance against capital losses that management has determined may ultimately not be realizable for tax purposes. Excluding the effect of these losses, the effective tax rate for the 13 weeks ended April 1, 2001 was 37.0%. Management expects tax planning efforts to maintain the effective tax rate at 37.0% for the remainder of fiscal 2001.


RESULTS OF OPERATIONS -- FOR THE 26 WEEKS ENDED APRIL 1, 2001, COMPARED TO THE 26 WEEKS ENDED APRIL 2, 2000

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales were $1.4 billion for the 26 weeks ended April 1, 2001, an increase of 35% from $1.0 billion for the same period in fiscal 2000 primarily due to the opening of additional stores in the last 12 months.

REVENUES

Net revenues for the 26 weeks ended April 1, 2001, increased 25% to $1.3 billion from $1.0 billion for the corresponding period in fiscal 2000. Retail revenues increased 25% to $1.1 billion from $870 million primarily due to the opening of new retail stores plus an increase in comparable store sales of 8% for the period. The increase in comparable store sales resulted from a 3% increase in the number of transactions combined with a 5% increase in the average dollar value per transaction. During the 26 weeks ended April 1, 2001, the Company opened 256 stores in continental North America, 38 in the United Kingdom, 6 in Australia and 5 in Thailand.

Specialty revenues increased 27% to $211 million for the 26 weeks ended April 1, 2001, compared to $166 million for the corresponding period in fiscal 2000. The increase in specialty revenues was driven primarily by higher revenues from domestic and international licensees, the Company's grocery channel, the remainder of the Company's commercial agreement with Kozmo.com, and foodservice accounts. Licensees opened 182 stores in continental North America and 147 stores in international markets.

GROSS MARGIN

Gross margin increased to 56.6% for the 26 weeks ended April 1, 2001 from 55.0% for the corresponding period in fiscal 2000. The improvement in gross margin was primarily due to the impact of beverage sales price increases, lower green coffee costs, and leverage gained from non-product revenues, partially offset by higher international retail occupancy costs.

JOINT VENTURE INCOME

Joint venture income was $11.0 million for the 26 weeks ended April 1, 2001, compared to $7.2 million for the corresponding period in fiscal 2000. The increase was due to the improved profitability of both Starbucks Coffee Japan Limited and the North American Coffee Partnership.

EXPENSES

Store operating expenses as a percentage of retail revenues increased to 38.5% for the 26 weeks ended April 1, 2001, from 38.3% for the corresponding period in fiscal 2000. The increase was due to higher business taxes and increased provisions for store remodels and relocations, partially offset by lower advertising expenditures as a percent of retail revenues.

Other operating expenses were 21.6% of specialty revenues for the 26 weeks ended April 1, 2001, compared to 22.8% for the corresponding period in fiscal 2000. The decrease was due to lower marketing and payroll-related expenditures, primarily associated with the Company's direct-to-consumer programs.

General and administrative expenses as a percentage of net revenues were 6.0% for the 26 weeks ended April 1, 2001 compared to 5.3% for the corresponding period in fiscal 2000. This increase was primarily due to payroll-related expenditures and non-insured expenses associated with the Nisqually earthquake. There were no similar non-insured expenses in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with total cash and cash equivalents and short-term investments of $266 million and working capital of $218 million. Cash and cash equivalents increased by $144 million for the 26 weeks ended April 1, 2001 to $215 million. Cash provided by operating activities totaled $267 million for the first 26 weeks of fiscal 2001, resulting primarily from net earnings before non-cash charges of $196 million and a decrease in inventories of $50 million.

Cash used by investing activities for the first 26 weeks of fiscal 2001 totaled $161 million. This included capital additions to property, plant and equipment of $162 million related to opening 305 new Company-operated retail stores, enhancing information systems, purchasing roasting and packaging equipment for the Company's roasting and distribution facilities, and remodeling certain existing stores. During the 26-week period ending April 1, 2001, the Company made equity investments of $12 million in its international joint ventures and received $4 million in distributions primarily from the North American Coffee Partnership. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company's marketable securities portfolio during the 26-week period provided $11 million.

Cash provided by financing activities for the first 26 weeks of fiscal 2001 totaled $38 million. This included $36 million generated from the exercise of employee stock options and $6 million generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest and are exercised, the Company will continue to receive proceeds and may receive a tax deduction; however, neither the amounts nor timing can be predicted.

Cash requirements for the remainder of fiscal 2001, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 500 Company-operated stores in continental North America and 100 Company-operated stores in international markets during fiscal 2001. The Company also anticipates incurring additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 2001 to be approximately $248 million.

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of April 1, 2001, the Company had approximately $167 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for the remainder of fiscal 2001. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

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

NEW ACCOUNTING STANDARDS

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company adopted Issue 00-10 on October 2, 2000. Issue 00-10 did not have material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, equity security prices and foreign currency exchange rates.

INTEREST RATE RISK

The Company's diversified available-for-sale portfolio consists mainly of fixed income instruments. The objectives of these investments are to preserve capital and liquidity without significantly increasing risk to the Company. Available-for-sale securities are of investment grade and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. The Company does not hedge its interest rate exposure.

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

The Company also has an equity investment in a privately held company that could be considered to be in the start-up or development stages. The Company could lose its entire investment because this type of company is inherently risky. The investment is recorded on the accompanying consolidated balance sheet at a fair value of $1.6 million as of April 1, 2001.

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Japanese yen. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments, with maturities generally not exceeding five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies. During the 26 weeks ended April 1, 2001, the Company entered into forward foreign exchange contracts that qualify as cash flow hedges under SFAS 133 to hedge a portion of anticipated international revenue. In addition, the Company entered into a forward foreign exchange contract that qualifies as a hedge of a net investment in a foreign operation. These contracts expire within 20 months.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 20, 2001, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend, of its $0.001 par value common stock for holders of record on March 30, 2001. In connection therewith, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 600,000,000 shares of common stock, $0.001 par value per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on March 20, 2001 for the purposes of (i) electing three Class 1 directors to serve until the Annual Meeting of Shareholders to be held in early 2004 and (ii) ratifying the selection of the independent auditors for fiscal 2001. All proposals were approved. The table below shows the results of the shareholders' voting:

                                  Votes in        Votes      Votes Withheld
                                    Favor        Against       Abstentions
                                 -----------  ------------   --------------
Election of Directors
Class 1 Directors:
Gregory B. Maffei                165,435,930             0        1,482,287
Arlen I. Prentice                165,475,468             0        1,442,749
Orin C. Smith                    165,312,637             0        1,605,580

Ratification of
  independent auditors           166,081,340       192,329          644,548

Because all proposals were routine, there were no broker non-votes.

The following members of the Board of Directors, who were not up for re-election during the current year, have terms that expire at the annual meeting of shareholders to be held in early 2002 and 2003:

                                                  Term expires at the
Director                                       annual meeting held in:
-------------------------------------------------------------------------
Barbara Bass                                              2002
Craig J. Foley                                            2002
Howard Schultz                                            2002

Howard P. Behar                                           2003
James G. Shennan, Jr.                                     2003
Craig E. Weatherup                                        2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.1   Starbucks Corporation Amended and Restated Articles of
               Incorporation

(b)      Current Reports on Forms 8-K filed during the 26 weeks ended April 1,
         2001:
         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STARBUCKS CORPORATION

Dated:  May 15, 2001                    By:  /s/  Michael Casey
                                             -----------------------------------
                                             Michael Casey
                                             executive vice president and
                                             chief financial officer

                                             Signing on behalf of the
                                             registrant and as principal
                                             financial officer

                                EXHIBIT INDEX


  EXHIBIT NO.   DESCRIPTION
  -----------   ------------

         3.1    Starbucks Corporation Amended and Restated Articles of
                Incorporation