Form 10-Q
period 2001-07-01
STARBUCKS CORP
filed 2001-08-15
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___

Commission File Number 0-20322

STARBUCKS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Washington	91-1325671

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2401 Utah Avenue South, Seattle, Washington     98134
(Address of Principal Executive Office, including Zip Code)

(206) 447-1575
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]            NO [   ]

As of August 10, 2001, there were 381,279,689 shares of the Registrant’s Common Stock outstanding.

STARBUCKS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000
	(13 Weeks)	(13 Weeks)	(39 Weeks)	(39 Weeks)

	(unaudited)		(unaudited)
Net revenues:

Retail	$558,920	$466,716	$1,644,604	$1,336,532

Specialty	103,849	90,800	314,840	256,984

Total net revenues	662,769	557,516	1,959,444	1,593,516

Cost of sales and related occupancy costs	271,350	243,066	834,748	709,020

Gross margin	391,419	314,450	1,124,696	884,496

Joint venture income	6,732	4,339	17,704	11,555

Store operating expenses	226,614	185,515	644,912	518,971

Other operating expenses	22,695	17,659	68,266	55,616

Depreciation and amortization	41,884	33,260	118,043	94,501

General and administrative expenses	35,651	28,049	112,961	82,817

Operating income	71,307	54,306	198,218	144,146

Interest and other income, net	2,910	1,555	6,183	5,211

Earnings before income taxes	74,217	55,861	204,401	149,357

Income taxes	27,460	20,948	76,439	56,289

Net earnings	$46,757	$34,913	$127,962	$93,068

Net earnings per common share — basic	$0.12	$0.09	$0.34	$0.25

Net earnings per common share — diluted	$0.12	$0.09	$0.32	$0.24

Weighted average shares outstanding:

Basic	381,944	373,039	379,868	369,821

Diluted	394,482	387,762	394,617	384,198

See notes to consolidated financial statements

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 1,	October 1,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$151,991	$70,817

Available-for-sale securities	115,654	57,573

Trading securities	6,322	3,763

Accounts receivable, net of allowance of $4,745 and $2,941, respectively	95,943	76,385

Inventories	189,889	201,656

Prepaid expenses and other current assets	29,567	18,736

Deferred income taxes, net	35,428	29,304

Total current assets	624,794	458,234

Joint ventures	56,363	52,051

Other investments	1,948	3,788

Property, plant and equipment, net	1,048,139	930,759

Other assets	29,562	25,403

Goodwill, net	22,036	21,311

Total	$1,782,842	$1,491,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$95,272	$73,653

Checks drawn in excess of bank balances	65,992	56,332

Accrued compensation and related costs	89,340	69,702

Accrued occupancy costs	34,239	29,117

Accrued taxes	47,518	35,841

Other accrued expenses	47,022	39,016

Deferred revenue	13,547	7,320

Current portion of long-term debt	694	685

Total current liabilities	393,624	311,666

Deferred income taxes, net	22,673	21,410

Long-term debt	5,961	6,483

Minority interest	5,923	3,588

Shareholders’ equity:

Common stock and additional paid-in capital — $0.001 par value; authorized, 600,000,000; issued and outstanding, 382,778,124 and 376,315,302 shares, respectively, (includes 1,697,100 common stock units in both periods)	833,956	750,872

Retained earnings	536,465	408,503

Accumulated other comprehensive loss	(15,760)	(10,976)

Total shareholders’ equity	1,354,661	1,148,399

Total	$1,782,842	$1,491,546

See notes to consolidated financial statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	July 1,	July 2,
	2001	2000
	(39 weeks)	(39 Weeks)

	(unaudited)
Operating activities:

Net earnings	$127,962	$93,068

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	128,120	101,252

Provision for store remodels and losses on asset disposals	12,506	2,462

Deferred income taxes, net	(6,335)	1,708

Equity in income of investees	(7,541)	(8,199)

Tax benefit from exercise of non-qualified stock options	29,686	19,195

Cash provided/(used) by changes in operating assets and liabilities:

Net purchases of trading securities	(3,600)	(1,107)

Accounts receivable	(19,561)	(15,073)

Inventories	11,772	(218)

Prepaid expenses and other current assets	(9,051)	(1,625)

Accounts payable	21,662	17,400

Accrued compensation and related costs	19,627	28,917

Accrued occupancy costs	5,114	4,421

Accrued taxes	11,676	(9,967)

Minority interest	2,335	2,125

Deferred revenue	6,227	10,796

Other accrued expenses	8,452	8,107

Net cash provided by operating activities	339,051	253,262

Investing activities:

Purchase of available-for-sale investments	(137,105)	(101,489)

Maturity of available-for-sale investments	76,500	44,750

Sale of available-for-sale investments	2,000	48,238

Purchases of businesses, net of cash acquired	—	(12,889)

Net investments in joint ventures	(12,628)	(3,679)

Purchases of other investments	—	(35,457)

Distributions from joint ventures	12,011	4,569

Additions to property, plant and equipment	(255,498)	(225,892)

Additions to other assets	(5,617)	(2,878)

Net cash used by investing activities	(320,337)	(284,727)

Financing activities:

Increase/(decrease) in cash provided by checks drawn in excess of bank balances	9,660	(11,331)

Proceeds from sale of common stock under employee stock purchase plan	9,244	7,470

Proceeds from exercise of stock options	44,154	38,211

Principal payments on long-term debt	(513)	(1,660)

Net cash provided by financing activities	62,545	32,690

Effect of exchange rate changes on cash and cash equivalents	(85)	(208)

Net increase in cash and cash equivalents	81,174	1,017

Cash and cash equivalents:

Beginning of the period	70,817	66,419

End of the period	$151,991	$67,436

Supplemental cash flow information:

Cash paid during the period for:

Interest	$617	$284

Income taxes	45,796	47,258

See notes to consolidated financial statements

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 39 Weeks Ended July 1, 2001 and July 2, 2000

NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of July 1, 2001 and October 1, 2000 and for the 13-week and 39-week periods ended July 1, 2001 and July 2, 2000 have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week and 39-week periods ended July 1, 2001 and July 2, 2000 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 1, 2000, is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended October 1, 2000, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

The results of operations for the 13-week and 39-week periods ended July 1, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2001.

NOTE 2: NEW ACCOUNTING STANDARDS

In September 2000, the Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company adopted Issue 00-10 on October 2, 2000. Issue 00-10 did not have a material impact on the Company’s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into earnings, but instead will be reviewed for impairment at least annually. The Company is required to adopt SFAS 142 effective September 30, 2002 and is permitted to early adopt as of October 1, 2001. The Company has not yet finalized its determination of when it will adopt SFAS 142, and is currently assessing the impact on its consolidated financial position and results of operations.

NOTE 3: INVENTORIES

Inventories consist of the following (in thousands):

	July 1,	October 1,
	2001	2000

Coffee:

Unroasted	$84,521	$90,807

Roasted	27,728	27,880

Other merchandise held for sale	48,897	59,420

Packaging and other supplies	28,743	23,549

Total	$189,889	$201,656

As of July 1, 2001, the Company had fixed-price purchase commitments for green coffee totaling approximately $225 million.

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

On October 2, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 133, as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on the intended use and resulting designation. The Company designates its derivatives based upon the criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss generated from the change in fair value is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged exposure affects earnings. For a derivative designated as a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of the foreign currency translation adjustment, a component of OCI. The ineffective portions of all derivatives are recognized immediately into earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The adoption of SFAS 133 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

During the 39-week period ended July 1, 2001, the Company entered into forward foreign exchange contracts that qualify as cash flow hedges under SFAS 133 to hedge a portion of anticipated foreign currency denominated revenue. In accordance with SFAS 133, cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Once established, cash flow hedges are generally not removed until maturity. The Company also entered into a forward foreign exchange contract that qualifies as a hedge of a net investment in a foreign operation. These contracts expire within 17 months and are intended to minimize certain foreign currency exposures that can be confidently identified and quantified.

Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. Any ineffectiveness is recognized immediately in “Interest and other income, net” on the accompanying consolidated statement of earnings. There was no ineffectiveness related to cash flow hedges for the 13-week or 39-week period ended July 1, 2001. For net investment hedges, the spot-to-spot method is used by the Company to calculate effectiveness. As a result of using this method, net gains of $0.3 million and $0.8 million were recognized in earnings during the 13-week and 39-week periods ended July 1, 2001, respectively.

The Company had accumulated derivative gains of $2.3 million, net of taxes, in OCI as of July 1, 2001 related to cash flow and net investment hedges. Of this amount, $1.2 million is expected to be reclassified into earnings within 12 months.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

	July 1,	October 1,
	2001	2000

Land	$6,023	$5,084

Building	19,795	19,795

Leasehold improvements	887,002	754,132

Roasting and store equipment	413,043	354,806

Furniture, fixtures and other	193,860	181,702

	1,519,723	1,315,519

Less accumulated depreciation and amortization	(564,315)	(446,403)

	955,408	869,116

Work in progress	92,731	61,643

Property, plant and equipment, net	$1,048,139	$930,759

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net earnings and other comprehensive income. Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow and net investment hedges. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three months ended		Nine months ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Net earnings	$46,757	$34,913	$127,962	$93,068

Unrealized holding gains/(losses) on available- for-sale investments	284	(2,828)	273	(4,237)

Unrealized holding gains/(losses) on cash flow hedges	(493)	—	1,479	—

Unrealized holding gain/(losses) on net investment hedge	(142)	—	744	—

Reclassification adjustment for net (gains)/losses realized in net earnings	—	—	14	(151)

Net unrealized gain/(loss)	(351)	(2,828)	2,510	(4,388)

Translation adjustment	1,295	(3,556)	(7,294)	(4,133)

Total comprehensive income	$47,701	$28,529	$123,178	$84,547

NOTE 7: EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of shares and common stock units outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.

The following table represents the calculation of net earnings per common share — basic (in thousands, except earnings per share data):

	Three months ended		Nine months ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Net earnings	$46,757	$34,913	$127,962	$93,068

Weighted average common shares and common stock units outstanding	381,944	373,039	379,868	369,821

Net earnings per common share — basic	$0.12	$0.09	$0.34	$0.25

The following table represents the calculation of net earnings per common and common equivalent share — diluted (in thousands, except per share data):

	Three months ended		Nine months ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Net earnings	$46,757	$34,913	$127,962	$93,068

Weighted average shares outstanding calculation:

Weighted average common shares and common stock units outstanding	381,944	373,039	379,868	369,821

Dilutive effect of outstanding common stock options	12,538	14,723	14,749	14,377

Weighted average common and common equivalent shares outstanding	394,482	387,762	394,617	384,198

Net earnings per common and common equivalent share — diluted	$0.12	$0.09	$0.32	$0.24

Options with an exercise price greater than the average market price for the periods indicated were not included in the computation of diluted earnings per share. These options totaled 8.9 million and 1.2 million for the three months ended July 1, 2001 and July 2, 2000, respectively, and 0.7 million and 1.2 million for the nine months ended July 1, 2001 and July 2, 2000, respectively.

NOTE 8: SEGMENT REPORTING

The Company is organized into a number of business units. The Company’s North American retail business sells coffee and other beverages, whole bean coffees, and complementary food, hardware and merchandise through Company-operated retail stores in the United States and Canada.

At the beginning of fiscal 2001, the Company combined its foodservice and domestic retail store licensing operations to form Business Alliances. As a result of this internal reorganization and the manner in which the operations of foodservice and domestic retail store licensing are measured and evaluated as one combined business unit, the Company’s management has determined that separate segment reporting of Business Alliances is appropriate under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” All prior period disclosures are restated as if Business Alliances had always been a separately reported segment.

The Company operates through several other business units, each of which is managed and evaluated independently. These other business units include domestic wholesale, grocery channel licensing, international Company-operated retail stores, international licensing, a direct-to-consumer business, and other ventures.

Revenues from these business units include both sales to unaffiliated customers and sales between segments. Intersegment revenues, consisting primarily of product sales to subsidiaries and equity method investees and other intersegment transactions, have been eliminated on the accompanying consolidated financial statements, but they are presented separately in the tables below.

The tables below present information by operating segment (in thousands):

	Three months ended		Nine months ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

REVENUES:

North American retail	$522,929	$443,334	$1,546,317	$1,273,923

Business Alliances	47,363	40,402	144,257	118,691

All other business units	107,977	79,400	306,055	216,807

Intersegment revenues	(15,500)	(5,620)	(37,185)	(15,905)

Total revenues	$662,769	$557,516	$1,959,444	$1,593,516

EARNINGS BEFORE INCOME TAXES:

North American retail	$83,783	$60,698	$250,083	$178,728

Business Alliances	12,919	11,654	36,369	33,848

All other business units	16,349	15,716	45,247	32,720

Unallocated corporate expenses	(41,610)	(33,519)	(131,976)	(100,815)

Intersegment eliminations	(134)	(243)	(1,505)	(335)

Operating income	71,307	54,306	198,218	144,146

Interest, net	2,910	1,555	6,183	5,211

Earnings before income taxes	$74,217	$55,861	$204,401	$149,357

The table below represents information by geographic area (in thousands):

	Three months ended		Nine months ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

REVENUES FROM EXTERNAL CUSTOMERS:

United States	$593,239	$494,964	$1,759,439	$1,420,105

Foreign countries	69,530	62,552	200,005	173,411

Total revenues	$662,769	$557,516	$1,959,444	$1,593,516

Revenues from foreign countries are based on the location of the customers and consist primarily of revenues from Canada and the United Kingdom.

NOTE 9: LEGAL PROCEEDINGS

On June 20, 2001 and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et.al. v. Starbucks Corporation and Olivia Shields, et.al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to the United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits allege that the Company improperly classified such employees as exempt under California’s wage and hour laws and seek damages, restitution, reclassification and attorneys fees and costs. Starbucks is vigorously investigating and defending this litigation, but because the cases are in the very early stages, the financial impact to the Company, if any, cannot be predicted.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the operations and financial results of Starbucks Corporation (“Starbucks” or the “Company”), constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the effect of slowing U.S. and international economies, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company’s annual and quarterly filings with the Securities and Exchange Commission.

GENERAL

During the 39-week period ending July 1, 2001, the Company derived approximately 84% of net revenues from its Company-operated retail stores. The remaining 16% of net revenues is derived from the Company’s specialty operations, which include sales to wholesale accounts and licensees, royalty and fee income, and sales through its direct-to-consumer business and its on-line store. The Company’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2000 had 52 weeks. The fiscal year ending on September 30, 2001 will also include 52 weeks.

RESULTS OF OPERATIONS — FOR THE 13 WEEKS ENDED JULY 1, 2001, COMPARED TO THE 13 WEEKS ENDED JULY 2, 2000

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales, which include net sales for both Company-operated and licensed retail stores, were $755 million for the third quarter of fiscal 2001, an increase of 29% from $584 million in the third quarter of fiscal 2000, primarily due to the opening of 1,220 stores in the last 12 months. Systemwide retail store sales provides a broad perspective of the global brand and sales; however, it excludes net revenues from non-retail channels.

REVENUES

Net revenues for the 13 weeks ended July 1, 2001 increased 19% to $663 million from $558 million for the corresponding period in fiscal 2000. Retail revenues increased 20% to $559 million from $467 million, primarily due to the opening of new retail stores plus an increase in comparable store sales of 3% for the period. The increase in comparable store sales (stores open for at least 13 months) resulted from a 1% increase in the number of transactions combined with a 2% increase in the average dollar value per transaction. During the 13 weeks ended July 1, 2001, the Company opened 131 stores in continental North America, 27 in the United Kingdom, 4 in Australia and 2 in Thailand. The Company ended the period with 2,833 Company-operated stores in continental North America and 255 Company-operated stores in international markets.

Specialty revenues increased 14% to $104 million for the 13 weeks ended July 1, 2001, compared to $91 million for the corresponding period in fiscal 2000. The increase in specialty revenues was driven primarily by international and domestic licensees, and higher revenues from the Company’s grocery channel and foodservice accounts. Licensees (including those in which the Company has an equity interest) opened 75 stores in continental North America and 61 stores in international markets. The Company ended the period with 787 licensed stores in continental North America and 560 licensed stores in international markets.

GROSS MARGIN

Gross margin increased to 59.1% for the 13 weeks ended July 1, 2001 from 56.4% for the corresponding period in fiscal 2000. The improvement in gross margin was primarily due to lower green coffee costs, the impact of beverage sales price increases, and benefits from the Company’s procurement efforts, partially offset by higher international and domestic retail occupancy costs.

JOINT VENTURE INCOME

Joint venture income was $6.7 million for the third quarter of fiscal 2001, compared to $4.3 million in the third quarter of fiscal 2000. The increase was due to the improved profitability of both Starbucks Coffee Japan Limited and the North American Coffee Partnership, and the addition of Starbucks Coffee Korea Company, Ltd. as a new joint venture in fiscal 2001.

EXPENSES

Store operating expenses as a percentage of retail revenues increased to 40.5% for the 13 weeks ended July 1, 2001, from 39.7% for the corresponding period in fiscal 2000. The increase was primarily due to higher payroll-related expenditures resulting from higher average wage rates and the continuing shift in sales to more labor-intensive handcrafted beverages, partially offset by reductions in advertising expenses as a percentage of revenue.

Other operating expenses (expenses associated with all operations other than Company-owned retail) were 21.9% of specialty revenues for the 13 weeks ended July 1, 2001, compared to 19.4% for the corresponding period in fiscal 2000 due to the development of the Company’s international business and domestic Business Alliance programs as the Company expands these programs geographically and continues to develop its internal resources to support growing licensees. These costs were partially offset by lower advertising expenses from the Company’s direct-to-consumer business.

Depreciation and amortization expenses were 6.3% of net revenues for the 13 weeks ended July 1, 2001, compared to 6.0% for the corresponding period in fiscal 2000 because of the Company’s North American and international expansion.

General and administrative expenses as a percentage of net revenues were 5.4% for the 13 weeks ended July 1, 2001, compared to 5.0% for the corresponding period in fiscal 2000. The increase was primarily due to payroll-related expenditures.

INCOME TAXES

The Company’s effective tax rate was 37.0% for the 13 weeks ended July 1, 2001 compared to 37.5% in the corresponding period in fiscal 2000. Management expects its tax planning efforts to maintain the tax rate at 37.0% for the remainder of fiscal 2001 and throughout fiscal 2002.

RESULTS OF OPERATIONS — FOR THE 39 WEEKS ENDED JULY 1, 2001, COMPARED TO THE 39 WEEKS ENDED JULY 2, 2000

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales were $2.2 billion for the 39 weeks ended July 1, 2001, an increase of 33% from $1.6 billion for the same period in fiscal 2000 primarily due to the opening of additional stores in the last 12 months.

REVENUES

Net revenues for the 39 weeks ended July 1, 2001, increased 23% to $2.0 billion from $1.6 billion for the corresponding period in fiscal 2000. Retail revenues increased 23% to $1.6 billion from $1.3 billion primarily due to the opening of new retail stores plus an increase in comparable store sales of 6% for the period. The increase in comparable store sales resulted from a 2% increase in the number of transactions combined with a 4% increase in the average dollar value per transaction. During the 39 weeks ended July 1, 2001, the Company opened 387 stores in continental North America, 65 in the United Kingdom, 10 in Australia and 7 in Thailand.

Specialty revenues increased 23% to $315 million for the 39 weeks ended July 1, 2001, compared to $257 million for the corresponding period in fiscal 2000. The increase in specialty revenues was driven primarily by higher revenues from domestic and international licensees, and increased revenues from the Company’s grocery channel. Licensees opened 257 stores in continental North America and 208 stores in international markets.

GROSS MARGIN

Gross margin increased to 57.4% for the 39 weeks ended July 1, 2001 from 55.5% for the corresponding period in fiscal 2000. The improvement in gross margin was primarily due to the impact of beverage sales price increases, lower green coffee costs, and leverage gained from non-product revenues, partially offset by higher international and domestic retail occupancy costs.

JOINT VENTURE INCOME

Joint venture income was $17.7 million for the 39 weeks ended July 1, 2001, compared to $11.6 million for the corresponding period in fiscal 2000. The increase was due to the improved profitability of both Starbucks Coffee Japan Limited and the North American Coffee Partnership.

EXPENSES

Store operating expenses as a percentage of retail revenues increased to 39.2% for the 39 weeks ended July 1, 2001, from 38.8% for the corresponding period in fiscal 2000. The increase was due to higher payroll-related expenditures resulting from higher average wage rates and the continuing shift in sales to more labor-intensive handcrafted beverages, partially offset by lower advertising expenditures as a percent of retail revenues.

Other operating expenses were 21.7% of specialty revenues for the 39 weeks ended July 1, 2001, compared to 21.6% for the corresponding period in fiscal 2000. The increase was due to higher costs related to internal resource development in support of the continued geographic expansion of licensed business, both domestic and international, which were mostly offset by lower marketing and payroll-related expenditures, primarily associated with the Company’s direct-to-consumer programs.

General and administrative expenses as a percentage of net revenues were 5.8% for the 39 weeks ended July 1, 2001 compared to 5.2% for the corresponding period in fiscal 2000. This increase was primarily due to payroll-related expenditures, non-insured expenses associated with the Nisqually earthquake recorded during the second fiscal quarter, and provisions for obsolete computer software. There were no similar non-insured expenses in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with total cash and cash equivalents and short-term investments of $274 million and working capital of $231 million. Cash and cash equivalents increased by $81 million for the 39 weeks ended July 1, 2001 to $152 million. Cash provided by operating activities totaled $339 million for the first 39 weeks of fiscal 2001, resulting primarily from net earnings before non-cash charges of $284 million. The increase in accounts payable and accrued taxes contributed $33 million mainly due to the timing of payments. In addition, the increase in accrued compensation and related costs contributed $20 million, primarily due to an increase in the number of employees. Higher receivables from licensees, both domestic and international, resulted in an increased use of cash.

Cash used by investing activities for the first 39 weeks of fiscal 2001 totaled $320 million. This included capital additions to property, plant and equipment of $255 million related to opening 469 new Company-operated retail stores, enhancing information systems, purchasing roasting and packaging equipment for the Company’s roasting and distribution facilities, and remodeling certain existing stores. During the 39-week period ending July 1, 2001, the Company made equity investments of $13 million in its international joint ventures and received $12 million in distributions primarily from the North American Coffee Partnership. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company’s marketable securities portfolio during the 39-week period used $59 million.

Cash provided by financing activities for the first 39 weeks of fiscal 2001 totaled $63 million. This included $53 million generated from the exercise of employee stock options and cash generated from the Company’s employee stock purchase plan. As options granted under the Company’s stock option plans vest and are exercised, the Company will continue to receive proceeds and may receive a tax deduction; however, neither the amounts nor timing can be predicted.

Cash requirements for the remainder of fiscal 2001, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 500 Company-operated stores in continental North America and 100 Company-operated stores in international markets during fiscal 2001. For fiscal 2002, the Company plans to open at least 525 Company-operated stores in continental North America and 100 Company-operated stores in international markets. The Company also anticipates incurring additional expenditures for enhancing its production capacity and information systems and remodeling certain existing stores. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 2001 to be approximately $150 million for a total of approximately $400 million for the twelve months ended September 30, 2001. Capital expenditures for fiscal 2002 are expected to be approximately $500 million.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses through fiscal 2002. New joint ventures, other new business opportunities or store expansion rates substantially in excess of that presently planned may require outside funding.

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. The Company’s ability to raise sales prices in response to rising coffee prices may be limited and the Company’s profitability could be adversely affected if coffee prices were to rise substantially.

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of July 1, 2001, the Company had approximately $225 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through late 2002. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

In addition to fluctuating green coffee prices, management believes that the Company’s future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, the Company’s ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores, increases in the cost of dairy products and the Company’s continued ability to hire, train and retain qualified personnel.

SEASONALITY AND QUARTERLY RESULTS

The Company’s business is subject to seasonal fluctuations. Significant portions of the Company’s net revenues and profits are realized during the first quarter of the Company’s fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company’s rapid growth may conceal the impact of seasonal influences. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into earnings, but instead will be reviewed for impairment at least annually. The Company is required to adopt SFAS 142 effective September 30, 2002 and is permitted to early adopt as of October 1, 2001. The Company has not yet finalized its determination of when it will adopt SFAS 142, and is currently assessing the impact on its consolidated financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, equity security prices and foreign currency exchange rates.

INTEREST RATE RISK

The Company’s diversified available-for-sale portfolio consists mainly of fixed income instruments. The objectives of these investments are to preserve capital and liquidity without significantly increasing risk to the Company. Available-for-sale securities are of investment grade and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. The Company does not hedge its interest rate exposure.

EQUITY SECURITY PRICE RISK

The Company has minimal exposure to price fluctuations on equity mutual funds within the trading portfolio. The trading securities are designated to approximate the Company’s liability under the Management Deferred Compensation Plan (“MDCP”). A corresponding liability is included in “Accrued compensation and related costs” on the accompanying consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in “Interest and other income, net.” The offsetting changes in the MDCP liability are recorded in “General and administrative expenses” on the accompanying consolidated statements of earnings.

The Company also has an equity investment in a privately held company that could be considered to be in the start-up or development stage. The Company could lose its entire investment because this type of company is inherently risky. The investment is recorded on the accompanying consolidated balance sheet at a fair value of $1.6 million as of July 1, 2001.

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Japanese yen. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments, with maturities generally not exceeding five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies. During the 39 weeks ended July 1, 2001, the Company entered into forward foreign exchange contracts that qualify as cash flow hedges under SFAS 133 to hedge a portion of anticipated international revenue. In addition, the Company entered into a forward foreign exchange contract that qualifies as a hedge of a net investment in a foreign operation. These contracts expire within 17 months.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2001 and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et.al. v. Starbucks Corporation and Olivia Shields, et.al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to the United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits allege that the Company improperly classified such employees as exempt under California’s wage and hour laws and seek damages, restitution, reclassification and attorneys fees and costs. Starbucks is vigorously investigating and defending this litigation, but because the cases are in the very early stages, the financial impact to the Company, if any, cannot be predicted.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None

(b)	Current Reports on Forms 8-K filed during the 13 weeks ended July 1, 2001: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

Dated: August 14, 2001	By:	/S/ Michael Casey

Michael Casey executive vice president and chief financial officer Signing on behalf of the registrant and as principal financial officer