Form 10-K
period 2001-09-30
STARBUCKS CORP
filed 2001-12-20
CIK 829224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-20322

Starbucks Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1325671
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2401 Utah Avenue South, Seattle, Washington	98134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (206) 447-1575

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on December 17, 2001, as reported on the National Market tier of The Nasdaq Stock Market, Inc. was $5,692,060,889.

      As of December 17, 2001, there were 380,259,618 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2001 have been incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on February 26, 2002 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding the Company’s operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the effect of slowing United States and international economies, the economic ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, the impact of competition, the effect of legal proceedings and other risks detailed herein.

PART I

Item 1.     Business

      General. Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of pastries and confections, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs primarily through Company-operated retail stores. In addition to sales through its Company-operated retail stores, Starbucks sells coffee and tea products through other channels of distribution including the Business Alliances business unit and other specialty operations (collectively, “Specialty Operations”). Starbucks, through its joint venture partnerships, also produces and sells bottled Frappuccino® coffee drink and a line of premium ice creams. The Company’s objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue to rapidly expand its retail operations, grow its Specialty Operations and selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new distribution channels.

      Company-Operated Retail Stores. The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing superior customer service, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, the Company opened 647 new stores during the fiscal year ended September 30, 2001 (“fiscal 2001”). At fiscal year end, Starbucks had 2,971 Company-operated stores in 38 states, the District of Columbia and five Canadian provinces (which comprise the Company-operated North American retail operations), as well as 252 stores in the United Kingdom, 25 stores in Thailand and 18 stores in Australia (which comprise the Company-operated international retail operations). Company-operated retail stores accounted for approximately 84% of net revenues during fiscal 2001.

      Starbucks retail stores are typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format of its stores, they are located in a variety of settings, including downtown and suburban retail centers, office buildings and university campuses. While the Company selectively locates stores in suburban malls, it focuses on stores that have convenient access for pedestrians and drivers.

      All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, including at least one “coffee of the day,” a broad selection of Italian-style espresso beverages, cold blended beverages, a selection of teas and distinctively packaged roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, coffee-making equipment and accessories and a selection of compact discs. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, coffee makers, espresso machines, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a more limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. Approximately 700 Starbucks stores carry a selection of “grab and go” sandwiches and salads. During fiscal 2001, the Company’s retail sales mix by product type was approximately 75% handcrafted beverages, 14% food items, 7% whole bean coffees, and 4% coffee-making equipment and accessories.

      Specialty Operations. Starbucks Specialty Operations strive to develop the Starbucks brand outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties who share Starbucks values and commitment to quality. These relationships take various forms, including arrangements with foodservice companies and retail store licensing agreements for North American locations (which together comprise the Business Alliances business unit), grocery channel licensing agreements, warehouse club accounts, international retail store licensing agreements, direct-to-consumer market channels, joint ventures and other initiatives related to the Company’s core businesses. In certain licensing situations, the licensee is a joint venture in which Starbucks has an equity ownership interest. During fiscal 2001, specialty revenues (which include royalties and fees from licensees as well as product sales) accounted for approximately 16% of the Company’s net revenues.

      Foodservice Accounts. The Company sells whole bean and ground coffees to office coffee distributors, institutional foodservice companies that service business, industry, education and healthcare accounts, and to hotels, airlines, retailers and restaurants. As of September 30, 2001, the Company had approximately 5,500 foodservice accounts, and revenues from these accounts comprised approximately 31% of specialty revenues in fiscal 2001.

      North American Retail Store Licensing. Although the Company does not generally relinquish operational control of its retail stores in North America, in situations in which a master concessionaire or another company controls or can provide improved access to desirable retail space, the Company licenses its operations. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee and related products for resale in the licensed locations. Employees working in the licensed locations must follow Starbucks detailed store-operating procedures and attend training classes similar to those given to Starbucks store managers and employees. As of September 30, 2001, the Company had 809 licensed stores in continental North America, and revenues from these stores accounted for approximately 15% of specialty revenues in fiscal 2001.

      Grocery Channel Licensing. Starbucks has a long-term licensing agreement with Kraft Foods, Inc. (“Kraft”) to market and distribute Starbucks whole bean and ground coffees in the grocery channel in the United States. Pursuant to that agreement, Kraft manages all distribution, marketing, advertising and promotions for Starbucks whole bean and ground coffee in grocery and mass merchandise stores. By the end of fiscal 2001, the Company’s whole bean and ground coffees were available throughout the United States in approximately 18,000 supermarkets, and revenues from the grocery channel accounted for approximately 14% of specialty revenues in fiscal 2001.

      Warehouse Club Accounts. The Company sells whole bean and ground coffees to warehouse club chains. As part of its agreement with Starbucks to market and distribute to the grocery channel, Kraft also distributes Starbucks products to warehouse club stores. Revenues from warehouse club accounts accounted for approximately 13% of specialty revenues in fiscal 2001.

      International Retail Store Licensing. Starbucks retail stores located outside of North America, the United Kingdom, Thailand and Australia are operated through a number of joint venture and licensing arrangements with prominent retailers. During fiscal 2001, the Company expanded its international presence by opening 282 new international licensed stores, including the first stores in Bahrain, Saudi Arabia, Switzerland and Israel. At fiscal year end, the Company had a total of 634 licensed international stores, including 289 stores in Japan, 74 in Taiwan, 62 in China, 33 in the Philippines, 30 in Singapore, 26 in Hawaii, 26 in New Zealand, 24 in South Korea, 21 in Malaysia, 12 in the United Arab Emirates, 11 in Saudi Arabia, nine in Kuwait, six in Switzerland, five in Lebanon, three in Qatar, two in Bahrain and one in Israel. Product sales to and royalty and license fee revenues from licensed international retail stores accounted for approximately 13% of specialty revenues in fiscal 2001.

      Direct-to-Consumer Marketing. The Company makes fresh Starbucks coffee and coffee-related products conveniently available via mail order and on-line. Starbucks publishes and distributes a mail order catalog and a catalog of business gifts that offer coffees, certain food items and select coffee-making equipment and accessories, and the Company maintains a web site at www.starbucks.com with an on-line store that allows customers to purchase coffee, gifts and other items via the Internet. Management believes that the Company’s direct-to-consumer operations support its retail store expansion into new markets and reinforce brand recognition in existing markets. Starbucks direct-to-consumer channel accounted for approximately 5% of specialty revenues in fiscal 2001.

      Other Initiatives. The Company has several other initiatives related to its core businesses that are intended to enhance the customers’ experience at Starbucks retail stores. For example, the Company is currently in the process of implementing wireless internet access in its retail stores and has marketed a selection of premium tea products since the acquisition of Tazo, L.L.C. in 1999. Collectively, these initiatives accounted for approximately 7% of specialty revenues in fiscal 2001.

      Joint Ventures. The Company has two non-retail domestic 50-50 joint ventures. The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company, a division of PepsiCo, Inc., develops and distributes ready-to-drink coffee-based products. By the end of fiscal 2001, the joint venture was distributing bottled Frappuccino coffee drink to approximately 200,000 supermarkets, convenience and drug stores and other locations throughout the United States and Canada. The Company has a joint venture with Dreyer’s Grand Ice Cream, Inc. to develop and distribute Starbucks premium coffee ice creams. By the end of fiscal 2001, the joint venture was distributing a variety of ice cream and novelty products to over 20,000 supermarkets throughout the United States. Starbucks sells roasted coffee and coffee extract to these joint ventures, and revenues from these joint ventures accounted for approximately 2% of specialty revenues in fiscal 2001. (See Note 7 to the Company’s consolidated financial statements, “Joint Ventures,” incorporated by reference to the Company’s 2001 Annual Report to Shareholders in Item 8 of this Form 10-K.)

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

      The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

      The Company depends upon its relationships with outside trading companies and exporters for its supply of green coffee. Because world coffee prices reached 30-year lows during fiscal 2001, the Company is negotiating contracts with its suppliers at levels equal to prior years in order to encourage the continuing supply of high quality coffee in the future, and has been successful in securing long-term contracts on this basis. The Company routinely enters into fixed-price purchase commitments for future deliveries of coffee. As of September 30, 2001, the Company had approximately $284 million in fixed-price purchase commitments which, together with existing inventory, are expected to provide an adequate supply of green coffee for 2002. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low. There can be no assurance that these activities will successfully protect the Company against the risks of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities.

      In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its retail stores. Fluid milk is purchased from several suppliers who have processing facilities near concentrations of Starbucks retail stores. Dairy prices vary throughout the year as supply and demand fluctuate and are subject to additional changes due to government regulations.

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

      Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Beverage ingredients other than coffee and milk are purchased from several specialty manufacturers, usually pursuant to long-term supply contracts. Specialty foods, such as fresh pastries and lunch items, are generally purchased from both regional and local sources based on quality and price. Coffee-making equipment, such as drip, vacuum and french press coffee makers, espresso machines and coffee grinders, are generally purchased directly from their manufacturers for resale. Coffee-related accessories, including items bearing the Company’s logos and trademarks, are produced and distributed through contracts with a number of different vendors.

      Competition. The Company’s primary competitors for coffee beverage sales are restaurants, coffee shops, and street carts. In almost all markets in which the Company does business, there are numerous competitors in the specialty coffee beverage business, and management expects this situation to continue. Although competition in the beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources than the Company could enter this market at any time and compete directly against the Company.

      The Company’s whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. Both the Company’s whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience, and, to a lesser extent, on price.

      Management believes that supermarkets are the most competitive distribution channel for specialty whole bean coffee, in part because supermarkets offer customers a variety of choices without having to make a separate trip to a specialty coffee store. A number of nationwide coffee manufacturers are distributing premium coffee products in supermarkets that may serve as substitutes for the Company’s coffees. Regional specialty coffee companies also sell whole bean coffees in supermarkets.

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

      Patents, Trademarks, Copyrights and Domain Names. The Company owns and/or has applied to register numerous trademarks and service marks in the United States, Canada and in more than 125 additional countries throughout the world. Rights to the trademarks and service marks in the United States are generally held by Starbucks U.S. Brands Corporation, a wholly-owned subsidiary of the Company, and are used by the Company under license. Some of the Company’s trademarks, including “Starbucks,” the Starbucks logo and “Frappuccino,” are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic.

      The Company also owns numerous copyrights for its product packaging, promotional materials, in-store graphics and training materials, among other things. The Company also holds patents on certain products, systems and designs. In addition, the Company has registered and maintains numerous Internet domain names, including “Starbucks.com” and “Starbucks.net.” While valuable, individual copyrights, patents and domain names currently held by the Company are not viewed as material to the Company’s business.

      Research and Development. The Company’s research and development efforts are led by food scientists, engineers, chemists and culinarians in the Research and Development department. This team is responsible for the technical development of food and beverage products and new equipment. Recent development efforts have resulted in successful flavor line extensions for latte beverages, Frappuccino blended beverages and new items for the Company’s morning pastry and lunch lines. The department also introduced improvements in base ingredients and approved a new supplier to aid in the distribution of products to international markets and formulation changes to tea-based beverages. The Company spent approximately $4.0 million during fiscal 2001 on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of the Company’s business.

      Seasonality and Quarterly Results. The Company’s business is subject to seasonal fluctuations. Significant portions of the Company’s net revenues and profits are realized during the first quarter of the Company’s fiscal year that includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company’s rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

      Employees. As of September 30, 2001, the Company employed approximately 54,000 individuals, approximately 50,000 in retail stores and the remainder in the Company’s regional offices and administrative, specialty, store development, roasting, and warehousing operations. At fiscal year end, employees at 12 of the Company’s stores and a group of 17 maintenance mechanics and technicians at one roasting plant were represented by unions. Starbucks entered into a labor agreement governing the terms and conditions of employment for employees in the 12 stores that expired in July 2001 and is currently negotiating with the Union for a renewal of the agreement. Starbucks and the Union representing the roasting plant employees recently reached an agreement governing the terms and conditions of employment for those employees at the roasting plant. The Company believes that its current relations with its employees are good.

Item 2.     Properties

      Starbucks currently operates three roasting and distribution facilities. In the Seattle area, the Company owns a roasting plant and distribution facility of approximately 305,000 square feet and leases two warehouse facilities totaling approximately 200,000 square feet in Kent, Washington. The Company also owns a 365,000 square foot roasting and distribution facility and a 297,000 square foot green coffee bean storage warehouse in York County, Pennsylvania. In addition, the Company leases a small roasting and storage facility in London, England that supports its operations in Europe and the Middle East. The lease for this facility expires in December 2002 unless extended by the parties. To support its growth, the Company recently acquired 100 acres of land in Minden, Nevada and has begun construction on a 330,000 square foot roasting and distribution facility. The Company is also in negotiations to build a 70,000 square foot roasting plant in The Netherlands.

      The Company leases approximately 620,000 square feet of a building located in Seattle, Washington for administrative offices and has options to lease approximately 380,000 additional square feet in the same building. The Company owns 2.36 acres of undeveloped land near its administrative offices that is used for parking.

      As of September 30, 2001, Starbucks operated a total of 3,266 retail stores. All Starbucks stores are located in leased premises. The Company also leases space in approximately 75 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

Item 3.     Legal Proceedings

      On June 20, 2001 and July 2, 2001, two purported class action lawsuits against the company entitled James Carr, et al. v. Starbucks Corporation and Olivia Shields, et al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits allege that the Company improperly classified such employees as exempt under California’s wage and hour laws and seek damages, restitution, reclassification and attorneys fees and costs. Starbucks is vigorously investigating and defending this litigation and is also pursuing alternative dispute resolution possibilities with the plaintiffs. Because the cases are in the very early stages, the financial impact to the Company, if any, cannot be predicted.

      In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The information required by this item is incorporated herein by reference to the section entitled “Shareholder Information” in the Company’s Fiscal 2001 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 6.     Selected Financial Data

      The information required by this item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s Fiscal 2001 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Fiscal 2001 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk

Management” in the Company’s Fiscal 2001 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 8.     Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company’s Fiscal 2001 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2002 (the “Proxy Statement”). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

      The executive officers of the Company are as follows:

			Executive Officer
Name	Age	Position	Since

Howard Schultz	48	Chairman of the Board of Directors and Chief Global Strategist	1985
Orin C. Smith	59	Director, President and Chief Executive Officer	1990
Howard Behar	57	Director, President, North American Operations	1989
Peter Maslen	49	President, Starbucks Coffee International, Inc.	1999
Michael Casey	56	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	1995
Eduardo R. (Ted) Garcia	54	Executive Vice President, Supply Chain and Coffee Operations	1995
Shelley B. Lanza	45	Executive Vice President, Partner Resources, Law and Corporate Affairs and Corporate Social Responsibility, General Counsel and Secretary	1995
Deidra Wager	46	Executive Vice President; Chief Retail Officer, Starbucks Coffee Japan, Ltd.	1993
Wanda Herndon	49	Senior Vice President, Worldwide Public Affairs	1996
Darren Huston	35	Senior Vice President, New Ventures	2000

      Howard Schultz is the founder of the Company and has been chairman of the board since its inception in 1985. Mr. Schultz served as chief executive officer from 1985 until June 2000, when he transitioned into the role of chief global strategist. From 1985 to June 1994, Mr. Schultz was also the Company’s president. From September 1982 to December 1985, Mr. Schultz was the director of Retail Operations and Marketing for Starbucks Coffee Company, a predecessor to the Company; and from January 1986 to July 1987, he was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company.

      Orin C. Smith joined the Company in 1990 and has served as president and chief executive officer of the Company since June 2000. From June 1994 to June 2000, Mr. Smith served as the Company’s president and chief operating officer. Prior to June 1994, Mr. Smith served as the Company’s vice president and chief financial officer and later, as its executive vice president and chief financial officer.

      Howard Behar joined the Company in August 1989 as vice president, Retail Stores and was promoted to senior vice president, Retail Operations in January 1991. Mr. Behar served as the Company’s executive vice president, Sales and Operations from February 1993 until June 1994 when he became president, Starbucks Coffee International, Inc., a position he held until his retirement in late 1999. Mr. Behar rejoined the Company in September 2001 as president, North American Operations. Mr. Behar has served as a member of the Board of Directors since January 1996.

      Peter Maslen joined Starbucks in August 1999 as president, Starbucks Coffee International, Inc. Prior to joining Starbucks, Mr. Maslen served in various executive positions within Asia Pacific and Europe with Mars Inc., PepsiCo, Inc. and Tricon Global Restaurants. From 1992 to 1999, as senior vice president with Tricon, he served as president of its German, Swiss, Austrian and Central Europe divisions.

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

      Shelley B. Lanza joined Starbucks in June 1995 as senior vice president, Law and Corporate Affairs and general counsel and was promoted to executive vice president, Human Resources (now Partner Resources), Law and Corporate Affairs, Corporate Social Responsibility, general counsel and secretary in March 2000. From 1986 to 1995, Ms. Lanza served as vice president and general counsel of Honda of America Manufacturing, Inc. From 1982 to 1986, Ms. Lanza practiced law at the law firm of Vorys, Sater, Seymour and Pease in Columbus, Ohio.

      Deidra Wager joined Starbucks in 1992 and served as the Company’s senior vice president, Retail Operations from August 1993 to September 1997 when she was promoted to executive vice president, Retail. In March 1999, Ms. Wager moved to Tokyo, Japan to serve as a consultant to Starbucks Coffee International, Inc. and work with Starbucks Coffee Japan, Ltd. for which she now serves as chief retail officer. Prior to joining Starbucks, Ms. Wager held several operations positions with Taco Bell®, Inc. from 1988 to 1992.

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

      Darren Huston joined Starbucks in June 1998 as vice president, Retail Strategy and New Business and was promoted to senior vice president, New Ventures in March 2000. From 1994 to 1998, Mr. Huston worked at McKinsey & Company and was a leader in McKinsey’s strategy and marketing practices.

      There are no family relationships between any directors or executive officers of the Company.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on February 26, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on February 26, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation — Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on February 26, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Annual Report on Form l0-K:

1. Financial Statements.

The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Earnings for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999;
Consolidated Balance Sheets as of September 30, 2001 and October 1, 2000;
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999;
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999;
Notes to Consolidated Financial Statements; and
Independent Auditors’ Report

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

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended April 1, 2001, filed with the Securities Exchange Commission on May 16, 2001)
3.2	Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the Fiscal Year ended October 1, 2000, filed with the Securities Exchange Commission on December 22, 2000)

Exhibit
No.	Description

10.1	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on January 11, 2000)*
10.2	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on January 13, 1999)*
10.3	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through August 28, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)*
10.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through August 28, 2000 (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)*
10.4	Starbucks Corporation Employee Stock Purchase Plan — 1995, as amended and restated through June 30, 2000 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)*
10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation
10.6	Special Warranty Deed, dated March 7, 1994, between Kent North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)
10.7	Joint Venture and Partnership Agreement, dated August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)
10.8	Lease, dated August 22, 1994, between York County Industrial Development Corporation and Starbucks Corporation (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q for the Quarterly Period Ended July 2, 1995, filed with the SEC on August 15, 1995)
10.9	Starbucks Corporation Executive Management Bonus Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended October 3, 1999)*
10.10	Starbucks Corporation Management Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 1, 1998)*
10.11	Starbucks Corporation 1997 Deferred Stock Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999)*
10.12	Purchase Agreement, dated as of June 14, 2001, between Starbucks Manufacturing Corporation and CVBP LLC
10.12.1	First Amendment to Purchase Agreement, dated as of November 7, 2001, between Starbucks Manufacturing Corporation and CVBP LLC
13	Portions of the Fiscal 2001 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent

*	Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on September 17, 2001 announcing plans for the initial public offering of Starbucks Coffee Japan, Ltd. The Company also filed a Current Report on Form 8-K on September 18, 2001 announcing the authorization of a stock repurchase program.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ HOWARD SCHULTZ

Howard Schultz
Chairman of the Board of Directors and Chief Global Strategist

December 17, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HOWARD SCHULTZ Howard Schultz	Chairman of the Board of Directors and Chief Global Strategist	December 17, 2001

/s/ ORIN C. SMITH Orin C. Smith	Director, President and Chief Executive Officer	December 17, 2001

/s/ HOWARD BEHAR Howard Behar	Director, President, North American Operations	December 17, 2001

/s/ MICHAEL CASEY Michael Casey	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	December 17, 2001

/s/ BARBARA BASS Barbara Bass	Director	December 17, 2001

/s/ CRAIG J. FOLEY Craig J. Foley	Director	December 17, 2001

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director	December 17, 2001

/s/ ARLEN I. PRENTICE Arlen I. Prentice	Director	December 17, 2001

/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	December 17, 2001

/s/ CRAIG E. WEATHERUP Craig E. Weatherup	Director	December 17, 2001

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended April 1, 2001, filed with the Securities Exchange Commission on May 16, 2001)
3.2	Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the Fiscal Year ended October 1, 2000, filed with the Securities Exchange Commission on December 22, 2000)
10.1	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on January 11, 2000)
10.2	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on January 13, 1999)
10.3	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through August 28, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)
10.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through August 28, 2000 (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)
10.4	Starbucks Corporation Employee Stock Purchase Plan — 1995, as amended and restated through June 30, 2000 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)
10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation
10.6	Special Warranty Deed, dated March 7, 1994, between Kent North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)
10.7	Joint Venture and Partnership Agreement, dated August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)
10.8	Lease, dated August 22, 1994, between York County Industrial Development Corporation and Starbucks Corporation (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q for the Quarterly Period Ended July 2, 1995, filed with the SEC on August 15, 1995)
10.9	Starbucks Corporation Executive Management Bonus Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended October 3, 1999)
10.10	Starbucks Corporation Management Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 1, 1998)
10.11	Starbucks Corporation 1997 Deferred Stock Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999)
10.12	Purchase Agreement, dated as of June 14, 2001, between Starbucks Manufacturing Corporation and CVBP LLC
10.12.1	First Amendment to Purchase Agreement, dated as of November 7, 2001, between Starbucks Manufacturing Corporation and CVBP LLC
13	Portions of the Fiscal 2001 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent