Form 10-Q
period 2001-12-30
STARBUCKS CORP
filed 2002-02-13
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2001

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____________ to _____________

Commission File Number 0-20322

STARBUCKS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Washington (State or other Jurisdiction of Incorporation or Organization)	91-1325671 (I.R.S. Employer Identification No.)

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

As of February 11, 2002, there were 382,339,078 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended

	December 30,	December 31,
	2001	2000
	(13 Weeks)	(13 Weeks)

	(unaudited)
Net revenues:
Retail	$682,265	$562,407
Specialty	123,070	104,980

Total net revenues	805,335	667,387
Cost of sales and related occupancy costs	337,029	292,220
Store operating expenses	260,490	209,690
Other operating expenses	30,325	21,786
Depreciation and amortization	50,301	37,562
General and administrative expenses	41,129	34,877
Income from equity investees	6,585	4,805

Operating income	92,646	76,057
Interest and other income, net	2,493	1,713
Gain on sale of investment	13,361	—

Earnings before income taxes	108,500	77,770
Income taxes	40,145	28,775

Net earnings	$68,355	$48,995

Net earnings per common share — basic	$0.18	$0.13
Net earnings per common share — diluted	$0.17	$0.12
Weighted average shares outstanding:
Basic	380,807	377,290
Diluted	391,999	393,660

See notes to consolidated financial statements

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 30,	September 30,
	2001	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,833	$113,237
Available-for-sale securities	72,771	101,399
Trading securities	9,060	5,913
Accounts receivable, net of allowances of $5,595 and $4,590, respectively	89,713	90,425
Inventories	176,972	221,253
Prepaid expenses and other current assets	36,530	29,829
Deferred income taxes, net	38,824	31,869

Total current assets	650,703	593,925
Equity and other investments	98,023	63,097
Property, plant and equipment, net	1,159,462	1,135,784
Other assets	35,220	31,868
Goodwill, net	21,038	21,845

Total	$1,964,446	$1,846,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,525	$127,905
Checks drawn in excess of bank balances	58,242	61,987
Accrued compensation and related costs	85,886	81,458
Accrued occupancy costs	36,966	35,835
Accrued taxes	71,917	70,346
Other accrued expenses	51,490	40,117
Deferred revenue	49,342	26,919
Current portion of long-term debt	700	697

Total current liabilities	439,068	445,264
Deferred income taxes, net	18,990	19,133
Long-term debt	5,609	5,786
Minority interest	447	409
Shareholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; authorized, 600,000,000; issued and outstanding, 382,773,151 and 380,044,042 shares, respectively, (includes 1,697,100 common stock units in both periods)	821,615	791,622
Other additional paid-in capital	39,393	—
Retained earnings	658,068	589,713
Accumulated other comprehensive loss	(18,744)	(5,408)

Total shareholders’ equity	1,500,332	1,375,927

Total	$1,964,446	$1,846,519

See notes to consolidated financial statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	December 30,	December 31,
	2001	2000
	(13 Weeks)	(13 Weeks)

	(unaudited)
Operating activities:
Net earnings	$68,355	$48,995
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,024	40,664
Gain on sale of investment	(13,361)	—
Provision for losses on asset disposals	2,684	9,542
Deferred income taxes, net	(7,805)	(47)
Equity in income of investees	(3,119)	(2,822)
Tax benefit from exercise of non-qualified stock options	9,170	10,198
Cash provided/(used) by changes in operating assets and liabilities:
Net purchases of trading securities	(2,674)	(2,592)
Accounts receivable	611	(1,959)
Inventories	44,122	33,220
Prepaid expenses and other current assets	(3,465)	(5,092)
Accounts payable	(42,965)	10,611
Accrued compensation and related costs	4,509	251
Accrued occupancy costs	1,149	1,899
Accrued taxes	1,593	10,903
Minority interest	32	442
Deferred revenue	22,437	5,981
Other accrued expenses	11,343	876

Net cash provided by operating activities	146,640	161,070
Investing activities:
Purchase of available-for-sale securities	(70,764)	(26,016)
Maturity of available-for-sale securities	—	36,000
Sale of available-for-sale securities	98,000	2,000
Changes to equity and other investments	842	(9,025)
Proceeds from sale of equity investment	14,843	—
Additions to property, plant and equipment	(88,964)	(78,972)
Changes to other assets	(3,685)	1,533

Net cash used by investing activities	(49,728)	(74,480)
Financing activities:
Increase/(decrease) in cash provided by checks drawn in excess of bank balances	(3,745)	1,969
Proceeds from sale of common stock under employee stock purchase plan	3,644	2,773
Proceeds from exercise of stock options	19,008	15,494
Principal payments on long-term debt	(173)	(170)
Repurchase of common stock	(1,829)	—

Net cash provided by financing activities	16,905	20,066

Effect of exchange rate changes on cash and cash equivalents	(221)	(32)

Net increase in cash and cash equivalents	113,596	106,624
Cash and cash equivalents:
Beginning of the period	113,237	70,817

End of the period	$226,833	$177,441

Supplemental cash flow information:
Cash paid during the period for:
Interest	$27	$98
Income taxes	38,106	8,325

See notes to consolidated financial statements

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended December 30, 2001 and
December 31, 2000

NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of December 30, 2001 and December 31, 2000 and for the 13-week periods ended December 30, 2001 and December 31, 2000 have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week periods ended December 30, 2001 and December 31, 2000 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 30, 2001 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2001, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

The results of operations for the 13-week period ended December 30, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2002.

NOTE 2: REVENUE RECOGNITION

In most instances, retail store revenues are recognized when payment is tendered at the point of sale. Revenues from stored value cards are recognized upon redemption. Until the redemption of stored value cards, outstanding customer balances on such cards are included in “Deferred revenue” on the accompanying consolidated balance sheets. Specialty revenues, consisting mainly of product sales, are generally recognized upon shipment to customers. Initial non-refundable fees required under licensing agreements are earned upon substantial performance of services. Royalty revenues based upon a percentage of sales and other continuing fees are recognized when earned. All revenues are recognized net of any discounts.

NOTE 3: NEW ACCOUNTING STANDARDS

In November 2001, the Financial Accounting Standards Board (FASB) Staff issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This Topic clarifies the FASB Staff’s position that all reimbursements received for incidental expenses incurred in conjunction with providing services as part of a company’s central on-going operations should be characterized as revenue in the income statement. The Company adopted Topic No. D-103 as of December 31, 2001, and does not expect it to have a material impact on the Company’s consolidated results of operations.

NOTE 4: INVENTORIES

Inventories consist of the following (in thousands):

	December 30,	September 30,
	2001	2001

Coffee:
Unroasted	$81,198	$98,557
Roasted	19,925	33,958
Other merchandise held for sale	50,250	63,458
Packaging and other supplies	25,599	25,280

Total	$176,972	$221,253

As of December 30, 2001, the Company had fixed-price purchase commitments for green coffee totaling approximately $284.4 million.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages its exposure to foreign currency risk within the consolidated financial statements according to a hedging policy. Under the policy, the Company may engage in transactions involving various derivative instruments with maturities generally not longer than five years to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.

The Company has several forward foreign exchange contracts that qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated foreign currency denominated revenue. The Company also has a forward foreign exchange contract that qualifies as a hedge of a net investment in a foreign operation. These contracts expire within 12 months and are intended to minimize certain foreign currency exposures that can be confidently identified and quantified.

For the 13 weeks ended December 30, 2001 and December 31, 2000, there was no ineffectiveness related to cash flow hedges. For net investment hedges, the spot-to-spot method is used by the Company to calculate effectiveness. As a result of using this method, net gains of $0.3 million were recognized in earnings for the 13 weeks ended December 30, 2001. No gains were recognized during the 13 weeks ended December 31, 2000.

The Company had accumulated derivative gains related to cash flow and net investment hedges of $3.4 million, net of taxes, in other comprehensive income as of December 30, 2001. Of this amount, $2.1 million is expected to be reclassified into earnings within 12 months.

NOTE 6: EQUITY INVESTMENT TRANSACTIONS

On October 10, 2001, the Company sold 30,000 of its existing shares of Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) at approximately $495 per share, net of related costs. In connection with this sale, the Company received cash proceeds of $14.8 million. The Company’s ownership interest in Starbucks Japan was reduced from 50.0% to 47.5% following the sale of the aforementioned shares. The Company recorded a gain from this sale of $13.4 million on the accompanying consolidated statement of earnings.

Also on October 10, 2001, Starbucks Japan issued 220,000 shares of common stock at approximately $495 per share, net of related costs, in an initial public offering in Japan. In connection with this offering, the Company’s ownership interest in Starbucks Japan was reduced from 47.5% to 40.1%. The Company recorded a credit to “Other additional paid-in capital” on the accompanying consolidated balance sheet of $39.4 million, reflecting the increase in value of its share of the net assets of Starbucks Japan related to the stock offering. As of December 30, 2001, the quoted closing price of Starbucks Japan shares was approximately $439.

NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

	December 30,	September 30,
	2001	2001

Land	$6,023	$6,023
Buildings	19,795	19,795
Leasehold improvements	1,030,780	960,732
Roasting and store equipment	450,749	421,150
Furniture, fixtures and other	253,240	239,900

	1,760,587	1,647,600
Less accumulated depreciation and amortization	(654,432)	(605,247)

	1,106,155	1,042,353
Work in progress	53,307	93,431

Property, plant and equipment, net	$1,159,462	$1,135,784

NOTE 8: SHAREHOLDERS’ EQUITY

As part of its authorized share repurchase program initiated during September 2001, the Company may acquire up to $60.0 million of its common stock in the open market. Since the share repurchase program’s inception, the Company has acquired 3.5 million shares at a cost of $51.6 million. During the 13 weeks ended December 30, 2001, the Company acquired 125,000 shares at a cost of $1.8 million.

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three months ended

	December 30,	December 31,
	2001	2000

Net earnings	$68,355	$48,995
Unrealized holding gains on cash flow hedging instruments	1,240	483
Unrealized holding gains on net investment hedge	1,169	—
Unrealized holding losses on available-for-sale investments	(38)	(170)
Reclassification adjustment for (gains)/losses realized in net earnings	(1,166)	14

Net unrealized gain	1,205	327
Translation adjustment	(14,541)	1,513

Total comprehensive income	$55,019	$50,835

NOTE 10: EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share — basic (in thousands, except per share data):

	Three Months Ended

	December 30,	December 31,
	2001	2000

Net earnings	$68,355	$48,995
Weighted average common shares and common stock units outstanding	380,807	377,290

Net earnings per common share–basic	$0.18	$0.13

The following table represents the calculation of net earnings per common and common equivalent share — diluted (in thousands, except per share data):

	Three Months Ended

	December 30,	December 31,
	2001	2000

Net earnings	$68,355	$48,995
Weighted average shares outstanding calculation:
Weighted average common shares and common stock units outstanding	380,807	377,290
Dilutive effect of outstanding common stock options	11,192	16,370

Weighted average common and common equivalent shares outstanding	391,999	393,660

Net earnings per common and common equivalent share-diluted	$0.17	$0.12

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. These options totaled 9.5 million for the 13 weeks ended December 30, 2001. There were approximately 20,000 options excluded for the 13 weeks ended December 31, 2000.

NOTE 11: LEGAL PROCEEDINGS

On June 20, 2001 and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et.al. v. Starbucks Corporation and Olivia Shields, et.al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to the United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits allege that the Company improperly classified such employees as exempt under California’s wage and hour laws and seek damages, restitution, reclassification and attorneys fees and costs. Starbucks has been vigorously investigating and preparing to defend this litigation while pursuing alternative dispute resolution possibilities with the plaintiffs. The parties are scheduled to begin a mediation process during the second quarter of fiscal 2002. The outcome of such mediation and the financial impact of settlement or continued litigation of the case to the Company, if any, cannot be predicted.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

NOTE 12: SEGMENT REPORTING

Starbucks is organized into a number of business units which correspond to the Company’s operating segments.

The Company’s North American Retail business unit sells coffee and other beverages, whole bean coffees, complementary food, hardware and merchandise through Company-operated retail stores in the United States and Canada.

The Company’s Business Alliances business unit sells whole bean and ground coffees through foodservice accounts. In addition, Business Alliances sells coffee and related products for resale through North American retail store licensing agreements and receives license fees and royalties.

Starbucks operates through several other business units, each of which is managed and evaluated independently. These operations include international retail store licensing, grocery channel licensing, warehouse club accounts, direct-to-consumer marketing channels, joint ventures, international Company-operated retail stores and other initiatives related to the Company’s core businesses.

Revenues from these segments include both sales to unaffiliated customers and sales between segments, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment revenues, consisting primarily of product sales to subsidiaries and equity method investees, and other intersegment transactions have been eliminated on the accompanying consolidated financial statements.

The tables below present information by operating segment (in thousands):

	Three Months Ended

	December 30,	December 31,
	2001	2000

REVENUES:
North American Retail	$633,855	$531,078
Business Alliances	53,975	48,589
All other business units	133,199	96,111
Intersegment revenues	(15,694)	(8,391)

Total revenues	$805,335	$667,387

EARNINGS BEFORE INCOME TAXES:
North American Retail	$110,936	$92,409
Business Alliances	14,671	12,329
All other business units	17,917	13,085
Unallocated corporate expenses	(50,411)	(41,596)
Intersegment eliminations	(467)	(170)

Operating income	92,646	76,057
Interest and other income, net	2,493	1,713
Gain on sale of investment	13,361	—

Earnings before income taxes	$108,500	$77,770

The table below represents information by geographic area (in thousands):

	Three months ended

	December 30,	December 31,
	2001	2000

REVENUES FROM EXTERNAL CUSTOMERS:
United States	$696,348	$583,135
Foreign countries	108,987	84,252

Total revenues	$805,335	$667,387

Revenues from foreign countries are based on the location of the customers and consist primarily of retail revenues from Canada and the United Kingdom as well as specialty revenues generated from product sales to international licensees.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding Starbucks Corporation’s operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the effect of slowing United States and international economies, the economic ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, the impact of competition, the effect of legal proceedings and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission.

GENERAL

During the 13-week period ended December 30, 2001, Starbucks Corporation (“Starbucks” or the “Company”) derived approximately 85% of net revenues from its Company-operated retail stores. The remaining 15% of net revenues is derived from the Company’s Specialty Operations, which include sales to wholesale channels and licensees, royalty and license fee income and sales through its direct-to-consumer business and its on-line store. The Company’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2001 had 52 weeks. The fiscal year ending on September 29, 2002 will also include 52 weeks.

RESULTS OF OPERATIONS — FOR THE 13 WEEKS ENDED DECEMBER 30, 2001, COMPARED TO THE 13 WEEKS ENDED DECEMBER 31, 2000

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales, which include net sales for both Company-operated and licensed retail stores, were $910 million for the first quarter of fiscal 2002, an increase of 26% from $722 million in the first quarter of fiscal 2001 primarily due to the opening of 1,287 stores in the last 12 months. Systemwide retail store sales provides a broad perspective of global brand sales; however, it excludes net revenues from non-retail channels.

REVENUES

Net revenues for the 13 weeks ended December 30, 2001, increased 21% to $805 million from $667 million for the corresponding period in fiscal 2001. Retail revenues increased 21% to $682 million from $562 million primarily due to the opening of new Company-operated retail stores and an increase in comparable store sales of 2% for the period. The increase in comparable store sales resulted from a 4% increase in the number of transactions partially offset by a 2% decrease in the average dollar value per transaction. Revenues in the first quarter typically include a higher percentage of sales of coffee and espresso-making equipment and accessories than during the remainder of the fiscal year. However, sales of these items in the first fiscal quarter of 2002 were lower than in the previous year on a comparable store basis and contributed to the decrease in the average dollar value per transaction. During the 13 weeks ended December 30, 2001, Starbucks opened 183 Company-operated stores in continental North America, 36 in the United Kingdom and 8 in Australia. As of December 30, 2001, there were 3,154 Company-operated stores in continental North America and 339 in international markets. During fiscal 2002, Starbucks expects to open at least 525 Company-operated stores in North America and 100 in international markets.

Specialty revenues increased 17% to $123 million for the 13 weeks ended December 30, 2001, compared to $105 million for the corresponding period in fiscal 2001. The increase in specialty revenues was driven primarily by higher royalties from, and product sales to, our domestic and international retail store licensees as well as higher revenue from the grocery channel and warehouse club accounts. Licensees (including those in which the Company has an equity interest) opened 86 stores in international markets and 82 stores in continental North America. Starbucks ended the period with 891 licensed stores in continental North America and 720 licensed stores in international markets. During fiscal 2002, the Company expects to open at least 575 licensed stores globally.

EXPENSES

Cost of sales and related occupancy costs decreased to 41.8% of net revenues for fiscal 2002 from 43.8% in fiscal 2001. The decrease was primarily due to the continued benefit from lower green coffee costs, the shift in sales mix to higher margin products and centralized procurement efforts, partially offset by higher rent expense for both international and domestic retail stores.

Store operating expenses as a percentage of retail revenues increased to 38.2% for the 13 weeks ended December 30, 2001, from 37.3% for the corresponding period in fiscal 2001. The increase was due to higher payroll-related expenditures resulting from higher average wage rates and the continuing shift in sales to more labor-intensive handcrafted beverages.

Other operating expenses (expenses associated with the Company’s Specialty Operations) were 24.6% of specialty revenues for the 13 weeks ended December 30, 2001, compared to 20.8% for the corresponding period in fiscal 2001. The increase is attributed to the continuing growth of licensee channels, both domestic and international, as the Company expands these businesses geographically and develops its internal resources to support them, as well as higher advertising expenditures for the Company’s direct-to-consumer catalog channel.

Depreciation and amortization expenses as a percentage of net revenues were 6.2% for the 13 weeks ended December 30, 2001, compared to 5.6% for the corresponding period in fiscal 2001 due to system and equipment upgrades in North American Company-operated retail stores.

General and administrative expenses as a percentage of net revenues were 5.1% for the 13 weeks ended December 30, 2001 compared to 5.2% for the same period in fiscal 2001. The decrease is attributed to lower professional fees and a lower provision for obsolete computer software, partially offset by higher payroll-related expenditures.

INCOME FROM EQUITY INVESTEES

Income from equity investees was $6.6 million for the first quarter of fiscal 2002, compared to $4.8 million in the first quarter of fiscal 2001. The increase was primarily due to the North American Coffee Partnership, which experienced favorable results from extended product lines and manufacturing efficiencies, and the addition of Starbucks Coffee Korea Co., Ltd., as a new profitable joint venture.

GAIN ON SALE OF INVESTMENT

On October 10, 2001, the Company sold 30,000 of its shares of Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) at approximately $495 per share, net of related costs. In connection with this sale, the Company received proceeds of $14.8 million and recorded a gain of $13.4 million. The Company does not anticipate selling any of its remaining investment in Starbucks Japan.

INCOME TAXES

The Company’s effective tax rate for the 13 weeks ended December 30, 2001 was 37.0%, consistent with the first quarter of fiscal 2001. Management expects the tax rate to remain at 37.0% through fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $309 million in total cash and cash equivalents and short-term investments. Working capital as of December 30, 2001, totaled $212 million compared to $185 million as of December 31, 2000. Cash and cash equivalents increased by $114 million for the 13 weeks ended December 30, 2001 to $227 million. The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses.

Cash provided by operating activities totaled $147 million for the first 13 weeks of fiscal 2002, resulting primarily from net earnings and non-cash items of $110 million and an increase in deferred revenue of $22 million related to the introduction of the Starbucks Card, a stored value card. Starbucks recognizes a deferred revenue liability for all stored value card balances that have not yet been redeemed. The liability is relieved and revenue is recognized upon redemption of stored value cards at participating Starbucks locations. An additional $11 million dollars was contributed from an increase in other accrued expenses primarily due to the timing of payment for purchases of available-for-sale securities.

Cash used by investing activities for the first 13 weeks of fiscal 2002 totaled $50 million. This included capital additions to property, plant and equipment of $89 million related to opening 227 new Company-operated retail stores, purchasing land for the Company’s new roasting and distribution facility in Nevada, remodeling certain existing stores, and enhancing information systems. Proceeds from the sale of a portion of the Company’s shares in Starbucks Japan provided $15 million. The net activity in the Company’s available-for-sale portfolio during the 13-week period provided $27 million.

Cash provided by financing activities for the first 13 weeks of fiscal 2002 totaled $17 million. This included $19 million generated from the exercise of employee stock options. As options granted under the Company’s stock option plans vest and are exercised, Starbucks will continue to receive proceeds and a tax deduction; however, neither the amounts nor timing can be predicted. On September 17, 2001, the Company announced a share repurchase program to acquire up to $60 million of the Company’s common stock from time to time on the open market. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant. During the 13-week period ending December 30, 2001, the Company had repurchased 125,000 shares, which used $2 million of cash.

Cash requirements for the remainder of fiscal 2002, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 625 Company-operated stores during fiscal 2002. The Company also anticipates incurring additional expenditures for remodeling certain existing stores and enhancing its production capacity and information systems. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 2002 to be in the range of $360 million to $385 million.

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

The Company depends upon its relationships with outside trading companies and exporters for its supply of green coffee. Because world coffee prices have experienced 30-year lows, the Company is negotiating contracts with its suppliers at levels equal to prior years in order to encourage the continuing supply of high quality coffee in the future, and has been successful in securing long-term contracts on this basis. The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of December 30, 2001, the Company had approximately $284 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through 2002. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

In addition to fluctuating coffee prices, management believes that the Company’s future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, the Company’s ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores in new markets, increases in the cost of dairy products and the Company’s continued ability to hire, train and retain qualified personnel.

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

NEW ACCOUNTING STANDARDS

In November 2001, the Financial Accounting Standards Board (FASB) issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This Topic clarifies the FASB Staff’s position that all reimbursements received for incidental expenses incurred in conjunction with providing services as part of a company’s central on-going operations should be characterized as revenue in the income statement. The Company adopted Topic No. D-103 as of December 31, 2001, and does not expect it to have a material impact on the Company’s consolidated results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information to be disclosed under this Item 3 pursuant to Item 305 of Regulation S-K since the disclosure provided for fiscal year ended September 30, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” in the Company’s Fiscal 2001 Annual Report to Shareholders, which is incorporated by reference into Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and attached as Exhibit 13 thereto.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2001 and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et.al. v. Starbucks Corporation and Olivia Shields, et.al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to the United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits allege that the Company improperly classified such employees as exempt under California’s wage and hour laws and seek damages, restitution, reclassification and attorneys fees and costs. Starbucks has been vigorously investigating and preparing to defend this litigation while pursuing alternative dispute resolution possibilities with the plaintiffs. The parties are scheduled to begin a mediation process during the second quarter of fiscal 2002. The outcome of such mediation and the financial impact of settlement or continued litigation of the case to the Company, if any, cannot be predicted.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Current Reports on Forms 8-K filed during the 13 weeks ended December 30, 2001:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

Dated: February 13, 2002	By:	/s/ Michael Casey

Michael Casey executive vice president, chief financial officer and chief administrative officer

Signing on behalf of the registrant and as principal financial officer