Form 10-Q
period 2002-03-31
STARBUCKS CORP
filed 2002-05-15
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

YES ☒                       NO ☐

As of May 13, 2002, there were 386,066,000 shares of the Registrant’s Common Stock outstanding.

STARBUCKS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001
	(13 Weeks)	(13 Weeks)	(26 Weeks)	(26 Weeks)

	(unaudited)		(unaudited)
Net revenues:
Retail	$664,262	$523,277	$1,346,527	$1,085,684
Specialty	118,955	106,011	242,025	210,991

Total net revenues	783,217	629,288	1,588,552	1,296,675
Cost of sales and related occupancy costs	320,081	271,178	657,110	563,398
Store operating expenses	270,986	208,608	531,476	418,298
Other operating expenses	33,543	23,785	63,868	45,571
Depreciation and amortization	49,972	38,597	100,273	76,159
General and administrative expenses	67,314	42,433	108,443	77,310
Income from equity investees	7,459	6,167	14,044	10,972

Operating income	48,780	50,854	141,426	126,911
Interest and other income, net	2,135	1,560	4,628	3,273
Gain on sale of investment	—	—	13,361	—

Earnings before income taxes	50,915	52,414	159,415	130,184
Income taxes	18,838	20,204	58,984	48,979

Net earnings	$32,077	$32,210	$100,431	$81,205

Net earnings per common share — basic	$0.08	$0.08	$0.26	$0.21
Net earnings per common share — diluted	$0.08	$0.08	$0.25	$0.21
Weighted average shares outstanding:
Basic	384,346	380,363	382,563	378,825
Diluted	397,861	395,701	394,917	394,679

See notes to consolidated financial statements

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	September 30,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,844	$113,237
Available-for-sale securities	151,537	101,399
Trading securities	9,909	5,913
Accounts receivable, net of allowance of $5,582 and $4,590, respectively	85,971	90,425
Inventories	172,306	221,253
Prepaid expenses and other current assets	39,544	29,829
Deferred income taxes, net	40,691	31,869

Total current assets	661,802	593,925
Equity and other investments	98,581	63,097
Property, plant and equipment, net	1,195,397	1,135,784
Other assets	42,855	31,868
Goodwill, net	20,967	21,845

Total	$2,019,602	$1,846,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,600	$127,905
Checks drawn in excess of bank balances	48,820	61,987
Accrued compensation and related costs	91,408	81,458
Accrued occupancy costs	42,037	35,835
Accrued taxes	30,679	70,346
Other accrued expenses	59,298	40,117
Deferred revenue	39,231	26,919
Current portion of long-term debt	703	697

Total current liabilities	411,776	445,264
Deferred income taxes, net	17,208	19,133
Long-term debt	5,424	5,786
Other liabilities	1,032	409
Shareholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; authorized, 600,000,000; issued and outstanding, 386,521,346 and 380,044,042 shares, respectively, (includes 1,697,100 common stock units in both periods)	874,984	791,622
Other additional paid-in capital	39,393	—
Retained earnings	690,144	589,713
Accumulated other comprehensive loss	(20,359)	(5,408)

Total shareholders’ equity	1,584,162	1,375,927

Total	$2,019,602	$1,846,519

See notes to consolidated financial statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	March 31,	April 1,
	2002	2001
	(26 weeks)	(26 Weeks)

	(unaudited)
Operating activities:
Net earnings	$100,431	$81,205
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	107,866	82,727
Gain on sale of investment	(13,361)	—
Provision for store remodels and losses on asset disposals	6,971	12,508
Deferred income taxes, net	(11,557)	(3,217)
Equity in income of investees	(7,547)	(3,572)
Tax benefit from exercise of non-qualified stock options	24,976	25,904
Cash provided/(used) by changes in operating assets and liabilities:
Net purchases of trading securities	(3,577)	(3,022)
Accounts receivable	4,281	406
Inventories	48,672	50,203
Prepaid expenses and other current assets	(6,761)	(9,035)
Accounts payable	(27,655)	12,581
Accrued compensation and related costs	10,071	13,270
Accrued occupancy costs	6,220	3,460
Accrued taxes	(39,617)	(7,676)
Other liabilities	610	798
Deferred revenue	12,323	(5,555)
Other accrued expenses	19,710	16,292

Net cash provided by operating activities	232,056	267,277
Investing activities:
Purchase of available-for-sale securities	(159,894)	(53,012)
Maturity of available-for-sale securities	106,260	62,000
Sale of available-for-sale securities	2,000	2,000
Changes to equity and other investments	(4,212)	(12,130)
Proceeds from sale of equity investment	14,843	—
Distributions from joint ventures	8,158	4,099
Additions to property, plant and equipment	(183,607)	(161,697)
Changes to other assets	(11,690)	(2,496)

Net cash used by investing activities	(228,142)	(161,236)
Financing activities:
Decrease in cash provided by checks drawn in excess of bank balances	(13,167)	(3,695)
Proceeds from sale of common stock under employee stock purchase plan	7,681	5,976
Proceeds from exercise of stock options	52,534	36,455
Principal payments on long-term debt	(347)	(320)
Repurchase of common stock	(1,829)	—

Net cash provided by financing activities	44,872	38,416
Effect of exchange rate changes on cash and cash equivalents	(179)	(94)

Net increase in cash and cash equivalents	48,607	144,363
Cash and cash equivalents:
Beginning of the period	113,237	70,817

End of the period	$161,844	$215,180

Supplemental cash flow information:
Cash paid during the period for:
Interest	$94	$262
Income taxes	86,038	38,658

See notes to consolidated financial statements

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 26 Weeks Ended March 31, 2002 and April 1, 2001

NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of March 31, 2002 and April 1, 2001 and for the 13-week periods and 26-week periods ended March 31, 2002 and April 1, 2001 have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week periods and 26-week periods ended March 31, 2002 and April 1, 2001 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 30, 2001, is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2001, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

The results of operations for the 13-week period and 26-week period ended March 31, 2002 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2002.

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

NOTE 3: NEW ACCOUNTING STANDARDS

In November 2001, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This Issue clarifies the FASB Staff’s position that all reimbursements received for incidental expenses incurred in conjunction with providing services as part of a company’s central on-going operations should be characterized as revenue in the income statement. The Company adopted EITF No. 01-14 on December 31, 2001, and it did not have a material impact on the Company’s consolidated results of operations.

NOTE 4: INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2002	2001

Coffee:
Unroasted	$73,140	$98,557
Roasted	24,794	33,958
Other merchandise held for sale	46,108	63,458
Packaging and other supplies	28,264	25,280

Total	$172,306	$221,253

As of March 31, 2002, the Company had fixed-price purchase commitments for green coffee totaling approximately $260.7 million.

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

The Company has several forward foreign exchange contracts that qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated foreign currency denominated revenue. The Company also has a forward foreign exchange contract that qualifies as a hedge of a net investment in a foreign operation. These contracts expire within 18 months and are intended to minimize certain foreign currency exposures that can be confidently identified and quantified.

For the 13 weeks and 26 weeks ended March 31, 2002 and April 1, 2001, there was no ineffectiveness related to cash flow hedges. For net investment hedges, the spot-to-spot method is used by the Company to calculate effectiveness. As a result of using this method, net gains of $0.1 million and $0.3 million were recognized in earnings for the 13-week and 26-week periods ended March 31, 2002, respectively, and a net gain of $0.5 million was recognized in earnings for both the 13-week and 26-week periods ended April 1, 2001.

The Company had accumulated derivative gains of $3.5 million, net of taxes, in other comprehensive income as of March 31, 2002, related to cash flow and net investment hedges. Of this amount, $1.8 million is expected to be reclassified into earnings within 12 months.

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

Also on October 10, 2001, Starbucks Japan issued 220,000 shares of common stock at approximately $495 per share, net of related costs, in an initial public offering in Japan. In connection with this offering, the Company’s ownership interest in Starbucks Japan was reduced from 47.5% to 40.1%. The Company recorded a credit to “Other additional paid-in capital” on the accompanying consolidated balance sheet of $39.4 million, reflecting the increase in value of its share of the net assets of Starbucks Japan related to the stock offering. As of March 31, 2002, the quoted closing price of Starbucks Japan shares was approximately $206.

NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

	March 31,	September 30,
	2002	2001

Land	$11,311	$6,023
Building	30,461	19,795
Leasehold improvements	1,064,206	960,732
Roasting and store equipment	481,544	421,150
Furniture, fixtures and other	258,486	239,900

	1,846,008	1,647,600
Less accumulated depreciation and amortization	(705,150)	(605,247)

	1,140,858	1,042,353
Work in progress	54,539	93,431

Property, plant and equipment, net	$1,195,397	$1,135,784

NOTE 8: SHAREHOLDERS’ EQUITY

As part of its authorized share repurchase program initiated during September 2001, the Company may acquire up to $60.0 million of its common stock in the open market. Since the share repurchase program’s inception, the Company has acquired 3.5 million shares at a cost of $51.6 million. During the 26 weeks ended March 31, 2002, the Company acquired 125,000 shares at a cost of $1.8 million.

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three months ended		Six months ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Net earnings	$32,077	$32,210	$100,431	$81,205
Unrealized holding gains on cash flow hedging instruments	587	1,488	1,827	1,971
Unrealized holding gains on net investment hedge	136	886	1,305	886
Unrealized holding gains (losses) on available-for-sale investments	92	158	54	(12)
Reclassification adjustment for net (gains) losses realized in net earnings	(641)	—	(1,807)	14

Net unrealized gain	174	2,532	1,379	2,859
Translation adjustment	(1,789)	(10,101)	(16,330)	(8,588)

Total comprehensive income	$30,462	$24,641	$85,480	$75,476

NOTE 10: EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share - basic (in thousands, except earnings per share data):

	Three months ended		Six months ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Net earnings	$32,077	$32,210	$100,431	$81,205
Weighted average common shares and common stock units outstanding	384,346	380,363	382,563	378,825

Net earnings per common share — basic	$0.08	$0.08	$0.26	$0.21

The following table represents the calculation of net earnings per common and common equivalent share — diluted (in thousands, except per share data):

	Three months ended		Six months ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Net earnings	$32,077	$32,210	$100,431	$81,205
Weighted average shares outstanding calculation:
Weighted average common shares and common stock units outstanding	384,346	380,363	382,563	378,825
Dilutive effect of outstanding common stock options	13,515	15,338	12,354	15,854

Weighted average common and common equivalent shares outstanding	397,861	395,701	394,917	394,679

Net earnings per common and common equivalent share— diluted	$0.08	$0.08	$0.25	$0.21

Options with exercise prices greater than the average market price for the periods indicated were not included in the computation of diluted earnings per share. These options totaled 0.5 million and 0.3 million for the 13 weeks ended March 31, 2002 and April 1, 2001, respectively, and 8.8 million and 0.4 million for the 26 weeks ended March 31, 2002 and April 1, 2001, respectively.

NOTE 11: LEGAL PROCEEDINGS

On June 20, 2001, and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et.al. v. Starbucks Corporation and Olivia Shields, et.al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to the United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour laws and sought damages, restitution, reclassification and attorneys fees and costs. On April 19, 2002, Starbucks announced that it had reached an agreement to settle the lawsuits to fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Starbucks recorded an $18.0 million charge, which is included in “General and administrative expenses” on the accompanying consolidated statement of earnings, for the estimated payment of claims to eligible class members, attorneys’ fees and costs, and costs to a third-party claims administrator, as well as applicable employer payroll taxes.

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

North American Retail

North American Retail, which represents over 90% of total retail revenues and almost 80% of total net revenues, sells coffee and other beverages, whole bean coffees, complementary food, hardware and merchandise through Company-operated retail stores in the United States and Canada.

Business Alliances

Business Alliances, which represents over 40% of total specialty revenues and approximately 7% of total net revenues, sells whole bean and ground coffees through foodservice accounts. In addition, Business Alliances sells coffee and related products for resale through North American retail store licensing agreements and receives license fees and royalties.

All Other Business Units

The remainder of the Company’s business units individually represent less than 10% of total net revenues. These include International Retail (comprised of international Company-operated retail stores), international retail store licensing, grocery channel licensing, warehouse club accounts, direct-to-consumer marketing channels, joint ventures and other initiatives related to the Company’s core businesses. These business units are managed and evaluated independently and do not meet the quantitative thresholds of a reportable segment under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenues from these segments include both sales to unaffiliated customers and sales between segments, which are accounted for on a basis consistent with sales to unaffiliated customers. Segment information has been prepared using a management approach that is consistent with the basis and manner in which the Company’s management internally reviews financial information for operational decision making purposes. However, intersegment revenues, consisting primarily of product sales to and from subsidiaries and equity method investees, and other intersegment transactions, which are included in the information presented below, have been eliminated on the accompanying consolidated financial statements.

The tables below present information by operating segment (in thousands):

	Three months ended		Six months ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

NET REVENUES:
North American Retail	$616,618	$492,310	$1,250,473	$1,023,388
Business Alliances	53,374	48,305	107,349	96,894
All other business units	126,814	101,967	260,013	198,078
Intersegment revenues	(13,589)	(13,294)	(29,283)	(21,685)

Total net revenues	$783,217	$629,288	$1,588,552	$1,296,675

EARNINGS BEFORE INCOME TAXES:
North American Retail	$99,812	$73,891	$210,748	$166,300
Business Alliances	11,424	11,121	26,095	23,450
All other business units	13,157	15,813	31,074	28,898
Unallocated corporate expenses	(75,799)	(48,770)	(126,210)	(90,366)
Intersegment eliminations	186	(1,201)	(281)	(1,371)

Operating Income	48,780	50,854	141,426	126,911
Interest and other income, net	2,135	1,560	4,628	3,273
Gain on sale of investment	—	—	13,361	—

Earnings before income taxes	$50,915	$52,414	$159,415	$130,184

General and administrative expenses and certain depreciation and amortization expenses included in the “unallocated corporate expenses” line pertain to corporate functions that are not specifically attributable to the Company’s operating segments. The fiscal 2002 periods include the $18.0 million litigation settlement charge as described in Note 11.

The table below represents information by geographic area (in thousands):

	Three months ended		Six months ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

NET REVENUES FROM EXTERNAL CUSTOMERS:
United States	$678,393	$551,461	$1,374,741	$1,134,596
Foreign countries	104,824	77,827	213,811	162,079

Total net revenues	$783,217	$629,288	$1,588,552	$1,296,675

Foreign revenues are classified based on the location of the customers and consist primarily of revenues from the United Kingdom and Canada.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding Starbucks Corporation’s operations and financial results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the effect of slowing United States and international economies, the effect of legal proceedings and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission.

GENERAL

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2001 had 52 weeks. The fiscal year ending on September 29, 2002 will also include 52 weeks.

Starbucks Corporation (“Starbucks” or the “Company”) is organized into a number of business units which correspond to the Company’s operating segments:

North American Retail

North American Retail, which represents over 90% of total retail revenues and almost 80% of total net revenues, sells coffee and other beverages, whole bean coffees, complementary food, hardware and merchandise through Company-operated retail stores in the United States and Canada.

Business Alliances

Business Alliances, which represents over 40% of total specialty revenues and approximately 7% of total net revenues, sells whole bean and ground coffees through foodservice accounts. In addition, Business Alliances sells coffee and related products for resale through North American retail store licensing agreements and receives license fees and royalties.

At the beginning of fiscal 2001, Starbucks combined its foodservice and domestic retail store licensing operations to form Business Alliances. As a result of this internal reorganization and the manner in which the operations of foodservice and domestic retail store licensing are measured and evaluated as one combined business unit, the Company’s management determined that separate segment reporting of Business Alliances was appropriate under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS No. 131).

All Other Business Units

The remainder of the Company’s business units individually represent less than 10% of total net revenues. These include International Retail (comprised of international Company-operated retail stores), international retail store licensing, grocery channel licensing, warehouse club accounts, direct-to-consumer marketing channels, joint ventures and other initiatives related to the Company’s core businesses. These business units are managed and evaluated independently and do not meet the quantitative thresholds of a reportable segment under SFAS No. 131.

Segment information is prepared using a management approach that is consistent with the basis and manner in which the Company’s management internally reviews financial information for operational decision making purposes. However, intersegment transactions have been eliminated for Management’s Discussion & Analysis to comply with accounting principles generally accepted in the United States of America.

RESULTS OF OPERATIONS — FOR THE 13 WEEKS ENDED MARCH 31, 2002, COMPARED TO THE 13 WEEKS ENDED APRIL 1, 2001

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales, which include net sales for both Company-operated and licensed retail stores, were $895 million for the second quarter of fiscal 2002, an increase of 32% from $679 million in the second quarter of fiscal 2001, primarily due to the opening of 1,233 stores in the last 12 months. Systemwide retail store sales provide a broad perspective of global brand sales; however, they exclude net revenues from non-retail channels.

REVENUES

During the 13-week period ended March 31, 2002, Starbucks derived approximately 83% of net revenues from its Company-operated retail stores. Retail revenues include North American Retail and International Retail business units. The remaining 17% of net revenues is derived from the Company’s Specialty Operations, which includes Business Alliances and all other non-retail business units.

The table below reconciles revenues by operating segment to revenues on the accompanying consolidated statements of earnings (in thousands):

	Three Months Ended

	March 31,	April 1,
	2002	2001

NET REVENUES:
North American Retail	$616,618	$492,310
International Retail	47,644	30,967

Subtotal Retail revenues	664,262	523,277

Business Alliances	53,374	48,305
All other business units (excluding International Retail)	79,170	71,000
Intersegment revenues	(13,589)	(13,294)

Subtotal Specialty revenues	118,955	106,011

Total net revenues	$783,217	$629,288

TOTAL NET REVENUES

Net revenues for the 13 weeks ended March 31, 2001, increased 24% to $783.2 million from $629.3 million for the corresponding period in fiscal 2001.

REVENUES BY SEGMENT

North American Retail

North American Retail revenues increased by $124.3 million, or 25%, to $616.6 million for the second quarter of fiscal 2002 from $492.3 million during the same period of fiscal 2001, primarily due to the opening of new retail stores plus an increase in comparable store sales of 7% for the period. The increase in comparable store sales resulted from an 8% increase in the number of transactions combined with a 1% decrease in the average dollar value per transaction. The continuing shift in sales mix to beverages and the absence of a price increase has resulted in a slight decrease in the average transaction value. During the 13 weeks ended March 31, 2002, Starbucks opened 124 North American Retail stores, ending the period with 3,278 stores. During fiscal 2002, Starbucks expects to open at least 525 North American Retail stores.

Business Alliances

Business Alliances revenues increased by $5.1 million, or 10%, to $53.4 million from $48.3 million, primarily due to opening of new licensed stores and the resulting increase in royalties from and product sales to those licensees. During the 13 weeks ended March 31, 2002, licensees opened 71 stores in continental North America, ending the period with 962 licensed stores. During fiscal 2002, the Company expects licensees to open at least 300 stores in North America.

All Other Business Units (including International Retail)

Revenues for all other business units increased by $24.5 million, or 28%, to $113.2 million from $88.7 million. This increase was mainly related to the growth in the number of international Company-operated and licensed stores. During the 13 weeks ended March 31, 2002, Starbucks opened 7 Company-operated stores in the United Kingdom, 3 in Australia, 1 in Thailand and 58 international licensed stores (included licensees in which the Company has an equity interest). As of March 31, 2002, there were 350 Company-operated stores and 778 licensed stores in international markets. During fiscal 2002, Starbucks expects to open at least 100 Company-operated stores and 275 licensed stores in international markets.

RESULTS OF OPERATIONS

Cost of sales and related occupancy costs decreased to 40.9% of net revenues for the second quarter of fiscal 2002 from 43.1% in fiscal 2001. The decrease was primarily due to the shift in sales mix to higher margin products and the continued benefit from lower green coffee costs, partially offset by the continuing trend of increased International Retail and North American Retail rent expense.

Store operating expenses as a percentage of retail revenues increased to 40.8% for the 13 weeks ended March 31, 2002, from 39.9% for the corresponding period in fiscal 2001. The increase was due to higher payroll-related expenditures for North American Retail employees.

Other operating expenses (expenses associated with non-retail operations) were 28.2% of specialty revenues for the 13 weeks ended March 31, 2002, compared to 22.4% for the corresponding period in fiscal 2001. The increase is a result of the continuing investment in support of both domestic and international licensee channels.

Depreciation and amortization expenses as a percentage of net revenues increased to 6.4% for the 13 weeks ended March 31, 2002, from 6.1% for the corresponding period in fiscal 2001. The increase is primarily due to computer and communication equipment upgrades in International Retail and North American Retail stores.

General and administrative expenses were $67.3 million for the 13 weeks ended March 31, 2002, compared to $42.4 million for the same period in fiscal 2001 primarily due to the $18 million litigation settlement charge in fiscal 2002, as well as higher payroll-related expenditures and professional fees.

Income from equity investees was $7.5 million for the second quarter of fiscal 2002, compared to $6.2 million in the second quarter of fiscal 2001. The increase was primarily due to improved profitability from the North American Coffee Partnership, the Company’s joint venture with the Pepsi-Cola Company, which experienced favorable results from extended product lines and manufacturing efficiencies, and to a lesser extent, from the Starbucks Ice Cream Partnership, the Company’s joint venture with Dreyer’s Grand Ice Cream, Inc., due to increased sales volumes as well as a price increase.

Operating income decreased 4% to $48.8 million from $50.9 million in the second quarter of fiscal 2001. The operating margin declined to 6.2% of total net revenues in the second quarter of fiscal 2002 compared to 8.1% in the same period in fiscal 2001 primarily due to the $18 million litigation settlement charge recorded during the second quarter of fiscal 2002, as well as other expenses discussed above. This decrease was partially offset by the improvement in cost of sales and related occupancy costs primarily due to the shift in sales mix to higher margin products and the continued benefit from lower green coffee costs.

RESULTS OF OPERATIONS BY SEGMENT

The table below reconciles results of operations on the accompanying consolidated statements of earnings to operating results by segment for the three months ended (in thousands):

	March 31, 2002			April 1, 2001

	Consoli-	Inter-	Segment	Consoli-	Inter-	Segment
	dated	segment	Results	dated	segment	Results

EARNINGS BEFORE INCOME TAXES:
North American Retail	$101,826	$(2,014)	$99,812	$73,891	$—	$73,891
Business Alliances	11,663	(239)	11,424	11,121	—	11,121
All other business units	11,090	2,067	13,157	14,612	1,201	15,813
Intersegment eliminations	—	186	186	—	(1,201)	(1,201)
Unallocated corporate expenses	(75,799)	—	(75,799)	(48,770)	—	(48,770)

Operating Income	$48,780	$—	$48,780	$50,854	$—	$50,854

North American Retail

Operating income for North American Retail increased by 38% to $101.8 million from $73.9 million in the first quarter of fiscal 2001. The North American Retail operating margin increased to 16.5% of related revenues from 15% in the prior year, due to the shift in retail sales mix to higher margin products and lower green coffee costs, partially offset by higher payroll-related expenditures, rent expense and depreciation.

Business Alliances

Operating income for Business Alliances increased by 5% to $11.7 million from $11.1 million in fiscal 2001. The segment’s operating margin decreased to 21.9% of related revenues from 23.0% in the prior year, due to the development of internal resources to support geographic expansion of Business Alliances.

All Other Business Units

Operating income for all other business units decreased to $11.1 million from $14.6 million in fiscal 2001. The segment’s operating margin decreased to 9.8% of related revenues from 16.5% in the prior year, primarily due to increased International Retail rent, payroll-related expenditures, and higher operating expenses associated with the development of internal resources to support the international expansion of the licensee channel. These increases were partially offset by lower green coffee costs.

General and administrative expenses and certain depreciation and amortization expenses included in the “unallocated corporate expenses” line pertain to corporate functions that are not specifically attributable to the Company’s operating segments. The 13 weeks ended March 31, 2002 includes the $18.0 million litigation settlement charge.

RESULTS OF OPERATIONS — FOR THE 26 WEEKS ENDED MARCH 31, 2002, COMPARED TO THE 26 WEEKS ENDED APRIL 1, 2001

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales were $1.8 billion for the 26 weeks ended March 31, 2002, an increase of 29% from $1.4 billion for the same period in fiscal 2001 primarily due to the opening of additional stores in the last 12 months.

REVENUES

During the 26-week period ended March 31, 2002, Starbucks derived approximately 85% of net revenues from its Company-operated retail stores. The remaining 15% of net revenues is derived from the Company’s Specialty Operations.

The table below reconciles revenues by operating segment to revenues on the accompanying consolidated statements of earnings (in thousands):

	Six Months Ended

	March 31,	April 1,
	2002	2001

NET REVENUES:
North American Retail	$1,250,473	$1,023,388
International Retail	96,054	62,296

Subtotal Retail revenues	1,346,527	1,085,684

Business Alliances	107,349	96,894
All other business units (excluding International Retail)	163,959	135,782
Intersegment revenues	(29,283)	(21,685)

Subtotal Specialty revenues	242,025	210,991

Total net revenues	$1,588,552	$1,296,675

TOTAL NET REVENUES

Net revenues for the 26 weeks ended March 31, 2002, increased 23% to $1.6 billion from $1.3 billion for the corresponding period in fiscal 2001.

REVENUES BY SEGMENT

North American Retail

North American Retail revenues increased by $227.1 million, or 22%, to $1.3 billion from $1.0 billion, primarily due to the opening of new retail stores plus an increase in comparable store sales of 5% for the period. The increase in comparable store sales resulted from a 6% increase in the number of transactions combined with a 1% decrease in the average dollar value per transaction. The continuing shift in sales mix to beverages and the absence of a price increase resulted in a slight decrease in the average transaction value. During the 26 weeks ended March 31, 2002, Starbucks opened 307 North American Retail stores.

Business Alliances

Business Alliances revenues increased by $10.5 million, or 11%, to $107.3 million from $96.9 million, primarily due to opening of new licensed stores and the resulting increase in royalties from and product sales to those licensees. During the 26 weeks ended March 31, 2002, licensees opened 153 stores in continental North America.

All Other Business Units (including International Retail)

Revenues related to all other business units increased by $54.3 million, or 31%, to $230.7 million from $176.4 million. This increase was mainly related to the growth in the number of international Company-operated and licensed stores as well higher revenues from warehouse club accounts. During the 26 weeks ended March 31, 2002, Starbucks opened 144 international licensed stores (included licensees in which the

Company has an equity interest), 43 Company-operated stores in the United Kingdom, 11 in Australia and 1 in Thailand.

RESULTS OF OPERATIONS

Cost of sales and related occupancy costs decreased to 41.4% of net revenues for fiscal 2002 from 43.4% in fiscal 2001. The decrease was primarily due to the shift in sales mix to higher margin products and the continued benefit from lower green coffee costs, partially offset by higher rent expense for both International Retail and North American Retail.

Store operating expenses as a percentage of retail revenues increased to 39.5% for the 26 weeks ended March 31, 2002, from 38.5% for the corresponding period in fiscal 2001. The increase was due to higher payroll-related expenditures resulting from higher average wage rates and the continuing shift in sales to more labor-intensive handcrafted beverages.

Other operating expenses (expenses associated with non-retail operations) were 26.4% of specialty revenues compared to 21.6% in fiscal 2001. The increase is attributed to the continuing growth of licensee channels, both international and domestic, as the Company expands these businesses geographically and develops its internal resources to support them, as well as provisions for asset disposals, higher advertising expenditures for the Company’s direct-to-consumer catalog channel and increased professional fees.

Depreciation and amortization expenses as a percentage of net revenues increased to 6.3% for the 26 weeks ended March 31, 2002, from 5.9% for the corresponding period in fiscal 2001 due to system and equipment upgrades in North American Retail and International Retail stores.

General and administrative expenses were $108.4 million in fiscal 2002 compared to $77.3 million in fiscal 2001. The increase is a result of the litigation settlement charge recorded in fiscal 2002 as well as higher payroll-related expenditures.

Income from equity investees was $14.0 million for the 26 weeks ended March 31, 2002, compared to $11.0 million for the corresponding period in fiscal 2001. The increase was primarily due to improved profitability from the North American Coffee Partnership resulting from extended product lines and manufacturing efficiencies, as well as improvements in Starbucks Coffee Japan, Ltd. related to higher royalty rates and additional stores. The addition of Starbucks Coffee Korea Co, Ltd., as a new profitable joint venture also contributed modestly to increased income for equity investments.

Operating income increased 11% to $141.4 million for the 26 weeks ended March 31, 2002 compared to $126.9 million in the corresponding period in fiscal 2001. The operating margin declined to 8.9% of total net revenues from 9.8% in the same period in fiscal 2001 due to expenses as discussed above partially offset by cost of sales improvements.

RESULTS OF OPERATIONS BY SEGMENT

The table below reconciles results of operations on the accompanying consolidated statements of earnings to operating results by segment for the six months ended (in thousands):

	March 31, 2002			April 1, 2001

	Consoli-	Inter-	Segment	Consoli-	Inter-	Segment
	dated	segment	Results	dated	segment	Results

EARNINGS BEFORE INCOME TAXES:
North American Retail	$213,736	$(2,988)	$210,748	$166,300	$—	$166,300
Business Alliances	26,587	(492)	26,095	23,450	—	23,450
All other business units	27,313	3,761	31,074	27,527	1,371	28,898
Intersegment eliminations	—	(281)	(281)	—	(1,371)	(1,371)
Unallocated corporate expenses	(126,210)	—	(126,210)	(90,366)	—	(90,366)

Operating Income	$141,426	$—	$141,426	$126,911	$—	$126,911

North American Retail

Operating income for North American Retail increased 29% to $213.7 million for the 26 weeks ended March 31, 2002 compared to $166.3 million in the corresponding period in fiscal 2001. The North American Retail operating margin increased to 17.1% of related revenues from 16.2% in the prior year, due to the shift in retail sales mix to higher margin products and lower green coffee costs, partially offset by higher payroll-related expenditures, rent expense and depreciation.

Business Alliances

Operating income for Business Alliances increased 13% to $26.6 million from $23.5 million in fiscal 2001. The segment’s operating margin increased to 24.8% of related revenues from 24.2% in the prior year, due to cost of sales improvements partially offset by increased expenses related to the development of internal resources to support geographic expansion of Business Alliances.

All Other Business Units

Operating income for all other business units remained constant at approximately $27 million. The segment’s operating margin decreased to 11.8% of related revenues from 15.6% in the prior year, primarily due to increased International Retail rent, higher operating expenses associated with the development of internal resources to support the international expansion of the licensee channel, and higher payroll-related expenditures. These increases were partially offset by cost of sales improvements.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with total cash and cash equivalents and short-term investments of $323.3 million. Working capital as of March 31, 2002, totaled $250.0 million compared to $214.3 as of April 1, 2001. Cash and cash equivalents increased by $48.6 million for the 26 weeks ended March 31, 2002 to $161.8 million. The Company intends to use its available cash resources to invest in its existing businesses and other new business opportunities related to its core businesses and to complete the remaining $8.4 million of a previously authorized $60.0 million share repurchase program.

Cash provided by operating activities totaled $232.1 million for the first 26 weeks of fiscal 2002, resulting primarily from net earnings and non-cash items of $207.8 million and decreases in inventory of $48.7 million. The increase in other accrued expenses provided $19.7 million, $18 million of which was for the litigation settlement charge. Decreases in accounts payable and accrued taxes used $67.3 million resulting from differences in the timing of purchases and payments.

Cash used by investing activities for the 26 weeks ended March 31, 2002, totaled $228.1 million. This included capital additions to property, plant and equipment of $183.6 million related to opening 362 new Company-operated retail stores, purchasing land for the Company’s new roasting and distribution facility in Nevada, expanding the warehouse space at the roasting facility in York, Pennsylvania, remodeling certain existing stores and enhancing information systems. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company’s marketable securities portfolio during the 26-week period used $51.6 million. Proceeds from the sale of a portion of the Company’s shares in Starbucks Japan provided $14.8 million.

Cash provided by financing activities for the first 26 weeks of fiscal 2002 totaled $44.9 million. This included $60.2 million generated by the exercise of employee stock options and by the Company’s employee stock purchase plan. As options granted under the Company’s stock option plans vest and are exercised, the Company will continue to receive proceeds and may receive a tax deduction; however, neither the amounts nor timing can be predicted. A decrease in checks not yet presented for payment used $13.2 million. On September 17, 2001, the Company announced a share repurchase program to acquire up to $60.0 million of the Company’s common stock from time to time on the open market. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant. During the 26-week period ending March 31, 2002, the Company had repurchased 125,000 shares, which used $1.8 million of cash. Since inception of the share repurchase program, Starbucks has repurchased 3.5 million shares using $51.6 million of the $60.0 million approved for the program.

Cash requirements for the remainder of fiscal 2002, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 625 Company-operated stores during fiscal 2002. The Company also anticipates incurring additional expenditures for remodeling certain existing stores and enhancing its production capacity and information systems. While there can be no assurance that current expectations will be realized, management expects capital expenditures for the remainder of fiscal 2002 to be approximately $240 million, bringing the total for fiscal 2002 to approximately $425 million.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses for the foreseeable future. New joint ventures, other new business opportunities or store expansion rates substantially in excess of that presently planned may require outside funding.

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

The Company depends upon its relationships with outside trading companies and exporters for its supply of green coffee. Because world coffee prices have recently experienced 30-year lows, the Company is negotiating contracts with its suppliers at levels equal to prior years in order to encourage the continuing supply of high quality coffee in the future and has been successful in securing long-term contracts on this basis. The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of March 31, 2002, the Company had approximately $260.7 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through 2003. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Starbucks prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 1 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K). Actual results could differ from those estimates.

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

Starbucks considers its policy on impairment of long-lived assets to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements:

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

NEW ACCOUNTING STANDARDS

In November 2001, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This Issue clarifies the FASB Staff’s position that all reimbursements received for incidental expenses incurred in conjunction with providing services as part of a company’s central on-going operations should be characterized as revenue in the income statement. The Company adopted EITF No. 01-14 on December 31, 2001, and it did not have a material impact on the Company’s consolidated results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information to be disclosed under this Item 3 pursuant to Item 305 of Regulation S-K since the disclosure provided for the fiscal year ended September 30, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” in the Company’s Fiscal 2001 Annual Report to Shareholders, which is incorporated by reference into Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and attached as Exhibit 13 thereto.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s Form 10-K for the fiscal year ended September 30, 2001 and the Company’s Form 10-Q for the period ended December 31, 2001, on June 20, 2001, and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et.al. v. Starbucks Corporation and Olivia Shields, et.al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to the United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour laws and sought damages, restitution, reclassification and attorneys fees and costs. On April 19, 2002, Starbucks announced that it had reached an agreement to settle the lawsuits to fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Starbucks recorded an $18.0 million charge, which is included in “General and administrative expenses” on the accompanying consolidated statement of earnings, for the estimated payment of claims to eligible class members, attorneys’ fees and costs, and costs to a third-party claims administrator, as well as applicable employer payroll taxes.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 8, 2002, the Board of Directors of the Company approved an amendment to the Amended and Restated Bylaws of the Company (i) to specify the business that may be brought properly before an Annual Meeting of Shareholders, and (ii) to require shareholders to provide notice of such business and nominations to the Board of Directors to the secretary of the Company prior to the Annual Meeting of Shareholders. A copy of the Amended and Restated Bylaws of the Company is attached hereto as Exhibit 3.2.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of the Company held on February 26, 2002, the shareholders (i) elected three Class 3 directors to serve until the Annual Meeting of Shareholders to be held in early 2005, (ii) ratified the selection of the independent auditors for fiscal 2002, (iii) approved the material terms of the Company’s Executive Management Bonus Plan, (iv) rejected a shareholder proposal to declassify the Company’s Board of Directors, and (v) rejected a shareholder proposal to identify and label all food products manufactured or sold by the Company that may contain genetically modified ingredients.

The table below shows the results of the shareholders’ voting:

	Votes in	Votes	Votes Withheld/	Broker
	Favor	Against	Abstentions	Non-Votes

Election of Class 3 Directors:
Barbara Bass	332,397,798	0	3,217,810	0
Craig J. Foley	331,733,798	0	3,881,810	0
Howard Schultz	331,797,665	0	3,817,943	0
Ratification of independent auditors	330,613,789	3,438,858	1,562,961	0
Approve the material terms of the Company’s Executive Management Bonus Plan	322,329,448	9,681,415	3,604,745	0
Shareholder proposal to declassify the Company’s Board of Directors	84,197,037	151,411,461	4,062,615	95,944,495
Shareholder proposal to identify and label all food products that may contain genetically modified ingredients	15,844,775	213,374,022	10,452,316	95,944,495

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

The Exhibit listed below is filed as part of this Quarterly Report on Form 10-Q:

3.2 Amended and Restated Bylaws of Starbucks Corporation

(b)	Current Reports on Forms 8-K filed during the 13 weeks ended March 31, 2002:

The Company filed a Current Report on Form 8-K on April 23, 2002 announcing its settlement of two California class action lawsuits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

Dated: May 15, 2002	By:	/s/ Michael Casey
Michael Casey executive vice president and chief financial officer

Signing on behalf of the registrant and as principal financial officer