Form 10-Q
period 2002-06-30
STARBUCKS CORP
filed 2002-08-14
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

As of August 12, 2002, there were 388,340,847 shares of the Registrant’s Common Stock outstanding.

STARBUCKS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except earnings per share)

	13 Weeks Ended		39 Weeks Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net revenues:
Retail	$711,834	$558,920	$2,058,361	$1,644,604
Specialty	123,324	103,849	365,349	314,840

Total net revenues	835,158	662,769	2,423,710	1,959,444
Cost of sales and related occupancy costs	337,401	271,350	994,511	834,748
Store operating expenses	291,445	226,614	822,921	644,912
Other operating expenses	29,269	22,695	93,137	68,266
Depreciation and amortization expenses	50,873	41,884	151,146	118,043
General and administrative expenses	46,997	35,651	155,440	112,961
Income from equity investees	8,536	6,732	22,580	17,704

Operating income	87,709	71,307	229,135	198,218
Interest and other income, net	1,456	2,910	6,084	6,183
Gain on sale of investment	—	—	13,361	—

Earnings before income taxes	89,165	74,217	248,580	204,401
Income taxes	32,991	27,460	91,974	76,439

Net earnings	$56,174	$46,757	$156,606	$127,962

Net earnings per common share — basic	$0.14	$0.12	$0.41	$0.34
Net earnings per common share — diluted	$0.14	$0.12	$0.39	$0.32
Weighted average shares outstanding:
Basic	388,155	381,944	384,433	379,868
Diluted	401,191	394,482	397,179	394,617

See notes to consolidated financial statements

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	September 30,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,143	$113,237
Available-for-sale securities	206,827	101,399
Trading securities	10,446	5,913
Accounts receivable, net of allowance of $3,397 and $4,590, respectively	93,770	90,425
Inventories	218,996	221,253
Prepaid expenses and other current assets	38,467	29,829
Deferred income taxes, net	41,043	31,869

Total current assets	818,692	593,925
Equity and other investments	108,249	63,097
Property, plant and equipment, net	1,224,154	1,135,784
Other assets	44,129	31,868
Goodwill, net	20,536	21,845

Total	$2,215,760	$1,846,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,993	$127,905
Checks drawn in excess of bank balances	58,964	61,987
Accrued compensation and related costs	107,594	81,458
Accrued occupancy costs	42,525	35,835
Accrued taxes	19,104	70,346
Other accrued expenses	65,609	40,117
Deferred revenue	44,511	26,919
Current portion of long-term debt	706	697

Total current liabilities	461,006	445,264
Deferred income taxes, net	36,381	19,133
Long-term debt	5,254	5,786
Other liabilities	1,031	409
Shareholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; authorized, 600,000,000; issued and outstanding, 390,216,497 and 380,044,042 shares, respectively, (includes 1,697,100 common stock units in both periods)	933,164	791,622
Other additional paid-in capital	39,393	—
Retained earnings	746,319	589,713
Accumulated other comprehensive loss	(6,788)	(5,408)

Total shareholders’ equity	1,712,088	1,375,927

Total	$2,215,760	$1,846,519

See notes to consolidated financial statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	39 Weeks Ended

	June 30,	July 1,
	2002	2001

	(unaudited)
Operating activities:
Net earnings	$156,606	$127,962
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	162,764	128,120
Gain on sale of investment	(13,361)	—
Provisions for asset impairment and disposals	19,324	12,506
Deferred income taxes, net	10,310	(6,335)
Equity in income of investees	(12,536)	(7,541)
Tax benefit from exercise of non-qualified stock options	43,260	29,686
Cash provided/(used) by changes in operating assets and liabilities:
Net purchases of trading securities	(4,860)	(3,600)
Accounts receivable	(2,174)	(18,075)
Inventories	2,970	11,772
Prepaid expenses and other current assets	(10,852)	(9,051)
Accounts payable	(7,662)	21,662
Accrued compensation and related costs	25,628	19,627
Accrued occupancy costs	6,615	5,114
Accrued taxes	(51,501)	11,676
Other liabilities	616	849
Deferred revenue	17,512	6,227
Other accrued expenses	27,054	8,452

Net cash provided by operating activities	369,713	339,051
Investing activities:
Purchase of available-for-sale securities	(272,646)	(137,105)
Maturity of available-for-sale securities	129,260	76,500
Sale of available-for-sale securities	36,849	2,000
Changes to equity and other investments	(5,277)	(12,628)
Proceeds from sale of equity investment	14,843	—
Distributions from joint ventures	12,141	12,011
Additions to property, plant and equipment	(269,117)	(255,498)
Changes to other assets	(15,879)	(5,617)

Net cash used by investing activities	(369,826)	(320,337)
Financing activities:
Decrease in cash provided by checks drawn in excess of bank balances	(3,023)	9,660
Proceeds from sale of common stock under employee stock purchase plan	11,743	9,244
Proceeds from exercise of stock options	88,368	44,154
Principal payments on long-term debt	(522)	(513)
Repurchase of common stock	(1,829)	—

Net cash provided by financing activities	94,737	62,545
Effect of exchange rate changes on cash and cash equivalents	1,282	(85)

Net increase in cash and cash equivalents	95,906	81,174
Cash and cash equivalents:
Beginning of the period	113,237	70,817

End of the period	$209,143	$151,991

Supplemental cash flow information:
Cash paid during the period for:
Interest	$200	$617
Income taxes	91,486	45,796

See notes to consolidated financial statements

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 39 Weeks Ended June 30, 2002, and July 1, 2001

NOTE 1: FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of June 30, 2002, and July 1, 2001, and for the 13-week periods and 39-week periods ended June 30, 2002, and July 1, 2001, have been prepared by Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information for the 13-week periods and 39-week periods ended June 30, 2002, and July 1, 2001, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 30, 2001, is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2001, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

The results of operations for the 13-week period and 39-week period ended June 30, 2002, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2002.

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

NOTE 3: NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Goodwill and certain intangibles with indefinite lives will not be amortized into earnings but instead will be reviewed for impairment at least annually. Remaining intangibles with finite useful lives will continue to be amortized. As of June 30, 2002, the Company had goodwill and other intangible assets, net of accumulated amortization, of $20.5 million and $9.1 million, respectively, which would be subject to the transitional assessment provisions of SFAS No. 142. The Company’s management does not expect the adoption of SFAS No. 142 on September 30, 2002, to have a material impact on future results of operations or its financial position.

In November 2001, FASB issued Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This Issue clarifies the FASB Staff’s position that all reimbursements received for incidental expenses incurred in conjunction with providing services as part of a company’s central on-going operations should be characterized as revenue in the income statement. The Company adopted EITF No. 01-14 on December 31, 2001, and it did not have a material impact on the Company’s consolidated results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and it is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

NOTE 4: INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2002	2001

Coffee:
Unroasted	$110,380	$98,557
Roasted	33,548	33,958
Other merchandise held for sale	45,631	63,458
Packaging and other supplies	29,437	25,280

Total	$218,996	$221,253

As of June 30, 2002, the Company had fixed-price purchase commitments for green coffee totaling approximately $240.3 million.

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

The Company has several forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated foreign currency denominated revenue. The Company also has forward foreign exchange contracts that qualify as hedges of a net investment in a foreign operation. These contracts expire within 22 months and are intended to minimize certain foreign currency exposures that can be confidently identified and quantified.

For the 13 weeks and 39 weeks ended June 30, 2002, and July 1, 2001, there was no ineffectiveness related to cash flow hedges. For net investment hedges, the spot-to-spot method is used by the Company to calculate effectiveness. As a result of using this method, net gains of $0.6 million and $0.9 million were recognized in earnings for the 13-week and 39-week periods ended June 30, 2002, respectively, and net gains of $0.3 million and $0.8 million were recognized in earnings during the 13-week and 39-week periods ended July 1, 2001, respectively.

The Company had accumulated derivative losses of $1.9 million, net of taxes, in other comprehensive income as of June 30, 2002, related to cash flow and net investment hedges. Of this amount, $0.6 million is expected to be reclassified into earnings within 12 months.

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

Also on October 10, 2001, Starbucks Japan issued 220,000 shares of common stock at approximately $495 per share, net of related costs, in an initial public offering in Japan. In connection with this offering, the Company’s ownership interest in Starbucks Japan was reduced from 47.5% to 40.1%. The Company recorded a credit to “Other additional paid-in capital” on the accompanying consolidated balance sheet of $39.4 million, reflecting the increase in value of its share of the net assets of Starbucks Japan related to the stock offering. As of June 30, 2002, the quoted closing price of Starbucks Japan shares was approximately $260.

NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and consist of the following (in thousands):

	June 30,	September 30,
	2002	2001

Land	$11,312	$6,023
Building	30,481	19,795
Leasehold improvements	1,094,234	960,732
Roasting and store equipment	499,350	421,150
Furniture, fixtures and other	274,832	239,900

	1,910,209	1,647,600
Less accumulated depreciation and amortization	(762,280)	(605,247)

	1,147,929	1,042,353
Work in progress	76,225	93,431

Property, plant and equipment, net	$1,224,154	$1,135,784

NOTE 8: SHAREHOLDERS’ EQUITY

In September 2001, the Company’s Board of Directors approved a plan to repurchase up to $60.0 million of its common stock in the open market. During the 39 weeks ended June 30, 2002, the Company acquired 125,000 shares at a cost of $1.8 million. Since the program’s inception, the Company has acquired 3.5 million shares at a cost of $51.6 million, leaving $8.4 million for repurchases available under this plan.

In June 2002, the Board of Directors authorized the repurchase of up to an additional 10.0 million shares. As of June 30, 2002, the Company had not acquired any shares under this additional plan.

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks ended		39 Weeks ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net earnings	$56,174	$46,757	$156,606	$127,962
Unrealized holding gains/ (losses) on cash flow hedging instruments	(1,842)	284	(15)	273
Unrealized holding gains/ (losses) on net investment hedging instruments	(2,803)	(493)	(1,498)	1,479
Unrealized holding gains/ (losses) on available- for-sale investments	244	(142)	298	744
Reclassification adjustment for net (gains)/losses realized in net earnings	(785)	—	(2,592)	14

Net unrealized gain/(loss)	(5,186)	(351)	(3,807)	2,510
Translation adjustment	18,757	1,295	2,427	(7,294)

Total comprehensive income	$69,745	$47,701	$155,226	$123,178

The Company is subject to foreign currency translation adjustments because its international operations use their local currencies as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recorded as a separate component of “Accumulated other comprehensive loss” on the accompanying consolidated balance sheets. The change in translation adjustment of $18.8 million for the 13 weeks ended June 30, 2002, was primarily due to the strengthening of the British pound, Japanese yen and Euro against the United States dollar.

NOTE 10: EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share — basic (in thousands, except earnings per share data):

	13 Weeks ended		39 Weeks ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net earnings	$56,174	$46,757	$156,606	$127,962
Weighted average common shares and common stock units outstanding	388,155	381,944	384,433	379,868

Net earnings per common
share — basic	$0.14	$0.12	$0.41	$0.34

The following table represents the calculation of net earnings per common and common equivalent share — diluted (in thousands, except per share data):

	13 Weeks ended		39 Weeks ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net earnings	$56,174	$46,757	$156,606	$127,962
Weighted average shares outstanding calculation:
Weighted average common shares and common stock units outstanding	388,155	381,944	384,433	379,868
Dilutive effect of outstanding common stock options	13,036	12,538	12,746	14,749

Weighted average common and common equivalent shares outstanding	401,191	394,482	397,179	394,617

Net earnings per common and common equivalent share — diluted	$0.14	$0.12	$0.39	$0.32

Options with exercise prices greater than the average market price for the periods indicated were not included in the computation of diluted earnings per share. These options totaled 0.5 million and 8.9 million for the 13 weeks ended June 30, 2002, and July 1, 2001, respectively, and 1.5 million and 0.7 million for the 39 weeks ended June 30, 2002, and July 1, 2001, respectively.

NOTE 11: LEGAL PROCEEDINGS

On June 20, 2001, and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et.al. v. Starbucks Corporation and Olivia Shields, et.al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to the United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour laws and sought damages, restitution, reclassification and attorneys fees and costs. On April 19, 2002, Starbucks announced that it had reached an agreement to settle the lawsuits to fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Starbucks recorded an $18.0 million charge during the second quarter, which is included in “General and administrative expenses” on the accompanying consolidated statement of earnings for the 39 weeks ended June 30, 2002, for the estimated payment of claims to eligible class members, attorneys’ fees and costs, and costs to a third-party claims administrator, as well as applicable employer payroll taxes. On July 19, 2002, the settlement of the lawsuits was preliminarily approved by the Court.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

NOTE 12: SEGMENT REPORTING

Starbucks is organized into a number of business units that correspond to the Company’s operating segments.

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

The tables below present information by operating segment (in thousands):

	13 Weeks ended		39 Weeks ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

NET REVENUES:
North American Retail	$658,938	$522,929	$1,909,411	$1,546,317
Business Alliances	56,336	47,363	163,685	144,257
All other business units	140,725	107,977	400,738	306,055
Intersegment revenues	(20,841)	(15,500)	(50,124)	(37,185)

Total net revenues	$835,158	$662,769	$2,423,710	$1,959,444

EARNINGS BEFORE INCOME TAXES:
North American Retail	$112,320	$83,783	$323,068	$250,083
Business Alliances	16,009	12,919	42,104	36,369
All other business units	14,086	16,349	45,160	45,247
Unallocated corporate expenses	(54,327)	(41,610)	(180,537)	(131,976)
Intersegment eliminations	(379)	(134)	(660)	(1,505)

Operating Income	87,709	71,307	229,135	198,218
Interest and other income, net	1,456	2,910	6,084	6,183
Gain on sale of investment	—	—	13,361	—

Earnings before income taxes	$89,165	$74,217	$248,580	$204,401

The Company’s provisions for asset impairment are recorded when facts and circumstances indicate that the carrying values of long-lived assets exceed their estimated fair values. For its retail assets, Starbucks regularly monitors the financial results of its Company-operated retail stores and accumulates historical operating measures to identify performance trends in various markets. As part of this process, the Company identified $6.4 million and $10.0 million for the 13 weeks and 39 weeks ended June 30, 2002, respectively, for certain international Company-operated retail stores included in All other business units. Management determined that these retail stores are unable to generate current and future estimated undiscounted cash flows in excess of carrying values for retail assets, primarily leasehold improvements. These impairment losses are included in “Store operating expenses” on the accompanying consolidated statement of earnings.

Unallocated corporate expenses pertain to corporate functions that are not specifically attributable to the Company’s operating segments and include “General and administrative expenses” as well as certain depreciation and amortization expenses. Unallocated corporate expenses include depreciation and amortization expenses of $7.3 million and $6.0 million for the 13 weeks ended June 30, 2002, and July 1, 2001, respectively, and $25.1 million and $19.0 million for the 39 weeks ended June 30, 2002, and July 1, 2001, respectively. Additionally, as described in Note 11, the 39 weeks ended June 30, 2002, includes an $18.0 million litigation settlement charge.

The table below represents information by geographic area (in thousands):

	13 Weeks ended		39 Weeks ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

NET REVENUES FROM EXTERNAL CUSTOMERS:
United States	$717,643	$573,566	$2,092,467	$1,708,352
Foreign countries	117,515	89,203	331,243	251,092

Total net revenues	$835,158	$662,769	$2,423,710	$1,959,444

Foreign revenues are classified based on the location of the customers and consist primarily of revenues from the United Kingdom and Canada.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated Company-operated and licensed store openings, planned capital expenditures, and expected cash requirements and other trends in or expectations regarding Starbucks Corporation’s operations and financial results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the effect of slowing United States and international economies, the effect of legal proceedings and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission.

GENERAL

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2001 had 52 weeks. The fiscal years ending on September 29, 2002, and September 28, 2003, will also include 52 weeks.

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) is organized into a number of business units that correspond to the Company’s operating segments:

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

At the beginning of fiscal 2001, Starbucks combined its foodservice and domestic retail store licensing operations to form Business Alliances. As a result of this internal reorganization and the manner in which the operations of foodservice and domestic retail store licensing are measured and evaluated as one combined business unit, the Company’s management determined that separate segment reporting of Business Alliances was appropriate under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

RESULTS OF OPERATIONS — FOR THE 13 WEEKS ENDED JUNE 30, 2002, COMPARED TO THE 13 WEEKS ENDED JULY 1, 2001

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales, which include net sales for both Company-operated and licensed retail stores, were $972 million for the 13 weeks ended June 30, 2002, an increase of 29% from $755 million in the corresponding period in fiscal 2001, primarily due to the opening of 1,173 stores in the last 12 months. Systemwide retail store sales provide a broad perspective of global brand sales; however, they exclude net revenues from non-retail channels.

The following table summarizes the Company’s systemwide retail stores:

	Net stores opened during the
	periods ended June 30, 2002			Stores open
				as of
	13 Weeks	39 Weeks	52 Weeks	June 30, 2002

Continental North America:
Company-operated	116	423	561	3,394
Licensed	33	186	208	995

	149	609	769	4,389
International:
Company-operated	17	72	112	367
Licensed	74	218	292	852

	91	290	404	1,219

	240	899	1,173	5,608

Starbucks expects to achieve its fiscal 2002 global store-opening target of 1,200 new stores. During fiscal 2003, Starbucks also expects to open at least 1,200 new stores; including 525 Company-operated and 225 licensed stores in North America, and 75 Company-operated and 375 licensed stores in international markets.

CONSOLIDATED REVENUES

During the 13-week period ended June 30, 2002, Starbucks derived approximately 85% of net revenues from its Company-operated retail stores. Retail revenues include North American Retail and International Retail business units. The remaining 15% of net revenues was derived from the Company’s Specialty Operations, which includes Business Alliances and all other non-retail business units.

The table below reconciles revenues by operating segment to revenues on the accompanying consolidated statements of earnings (in thousands):

	13 Weeks Ended

	June 30,	July 1,
	2002	2001

North American Retail	$658,938	$522,929
International Retail	52,896	35,991

Subtotal Retail revenues	711,834	558,920
Business Alliances	56,336	47,363
All other business units (excluding International Retail)	87,829	71,986
Intersegment revenues	(20,841)	(15,500)

Subtotal Specialty revenues	123,324	103,849

Total net revenues	$835,158	$662,769

TOTAL NET REVENUES

Net revenues for the 13 weeks ended June 30, 2002, increased 26% to $835.2 million from $662.8 million for the corresponding period in fiscal 2001.

REVENUES BY SEGMENT

North American Retail

North American Retail revenues increased by $136.0 million, or 26%, to $658.9 million for the 13 weeks ended June 30, 2002, from $522.9 million for the corresponding period of fiscal 2001, primarily due to the opening of new retail stores and an increase in comparable store sales of 9% for the period. The increase in comparable store sales was entirely due to higher transaction volume. Management believes increased customer demand was driven by new product innovation, which continues to broaden the customer base during non-peak hours of operation, and by expanding the Company’s capacity to satisfy customer demand through enhanced technology, training and execution at retail stores.

Business Alliances

Business Alliances revenues increased by $9.0, or 19%, to $56.3 million for the 13 weeks ended June 30, 2002, from $47.4 million in the corresponding period in fiscal 2001, primarily due to the opening of new licensed stores and the resulting increase in royalty revenues from and product sales to those licensees.

All other business units (including International Retail)

Revenues for all other business units increased by $27.4 million, or 30%, to $119.9 million for the 13 weeks ended June 30, 2002, from $92.5 million in the corresponding period in fiscal 2001. This increase was mainly related to growth in the number of international licensed and Company-operated retail stores.

CONSOLIDATED RESULTS OF OPERATIONS

Cost of sales and related occupancy costs decreased to 40.4% of net revenues for the 13 weeks ended June 30, 2002, from 40.9% in the corresponding period in fiscal 2001. The decrease was primarily due to a shift in sales mix to higher margin products, such as hand-crafted beverages. Additionally, the Company continues to derive benefit from lower green coffee costs. These benefits have been diminishing as the Company’s long-term fixed-price purchase contracts are used and new contracts are negotiated at higher prices. Improvements in cost of sales were partially offset by higher occupancy costs due to increased repair and maintenance activities on Company-operated retail stores.

Store operating expenses as a percentage of retail revenues increased to 40.9% for the 13 weeks ended June 30, 2002, from 40.5% in the corresponding period in fiscal 2001. The increase was primarily due to provisions for asset impairment and store remodels, partially offset by reductions in advertising expenditures as a percentage of retail revenues.

Other operating expenses (expenses associated with non-retail operations) were 23.7% of specialty revenues for the 13 weeks ended June 30, 2002, compared to 21.9% in the corresponding period in fiscal 2001. The increase was a result of continued development of the Company’s international infrastructure, including additional regional offices and employees to support global expansion.

Depreciation and amortization expenses increased to $50.9 million for the 13 weeks ended June 30, 2002, from $41.9 million in the corresponding period in fiscal 2001. The increase was mainly the result of additional leasehold improvements, computer system upgrades and equipment purchased for the 561 North American and 112 international Company-operated retail stores opened in the last 12 months.

General and administrative expenses increased to $47.0 million for the 13 weeks ended June 30, 2002, compared to $35.7 million in the corresponding period in fiscal 2001. The increase was primarily due to modest growth in payroll-related expenditures and contract labor costs for information technology personnel to support the Company’s infrastructure development.

Income from equity investees was $8.5 million for the 13 weeks ended June 30, 2002, compared to $6.7 million in the corresponding period in fiscal 2001. The increase was primarily due to improved profitability from the North American Coffee Partnership, the Company’s joint venture with the Pepsi-Cola Company, which experienced favorable results from extended product lines and manufacturing efficiencies. The Company’s income from its investment in Starbucks Coffee Japan, Ltd. increased modestly year-over-year due to the addition of 113 stores in the last 12 months.

Operating income increased 23% to $87.7 million for the 13 weeks ended June 30, 2002, from $71.3 million in the corresponding period in fiscal 2001. The operating margin declined to 10.5% of total net revenues in the 13 weeks ended June 30, 2002, compared to 10.8% in the same period in fiscal 2001 primarily due to higher expenses as discussed above, partially offset by the improvements in cost of sales.

RESULTS OF OPERATIONS BY SEGMENT

The table below reconciles results of operations by operating segment to operating income on the accompanying consolidated statements of earnings (in thousands):

	13 Weeks Ended

	June 30, 2002			July 1, 2001

	Consoli-	Inter-	Segment	Consoli-	Inter-	Segment
	dated	segment	Results	dated	segment	Results

North American Retail	$109,332	$2,988	$112,320	$83,783	$—	$83,783
Business Alliances	15,517	492	16,009	12,919	—	12,919
All other business units	17,187	(3,101)	14,086	16,215	134	16,349
Intersegment eliminations	—	(379)	(379)	—	(134)	(134)
Unallocated corporate expenses	(54,327)	—	(54,327)	(41,610)	—	(41,610)

Operating Income	$87,709	$—	$87,709	$71,307	$—	$71,307

North American Retail

Operating income for North American Retail increased by 30% to $109.3 million for the 13 weeks ended June 30, 2002, from $83.8 million in the corresponding period in fiscal 2001. The North American Retail operating margin increased to 16.6% of related revenues from 16.0% in the prior year, primarily due to the shift in sales to higher margin products and continued benefit from lower green coffee costs.

Business Alliances

Operating income for Business Alliances increased by 20% to $15.5 million for the 13 weeks ended June 30, 2002, from $12.9 million in the corresponding period in fiscal 2001. The segment’s operating margin increased to 27.5% of related revenues from 27.3% in the prior year due to lower operating expenses resulting from payment on a previously determined uncollectible receivable, partially offset by an increase in advertising expenditures.

All other business units

Operating income for all other business units increased to $17.2 million for the 13 weeks ended June 30, 2002, from $16.2 million in the corresponding period in fiscal 2001. The segment’s operating margin decreased to 14.3% of related revenues from 17.5% in the prior year, primarily due to provisions for asset impairment and higher average rent expense for International Retail operations, as well as higher operating expenses associated with the expansion of internal resources to support the growth of the international licensee channel.

The Company’s provisions for asset impairment are recorded when facts and circumstances indicate that the carrying values of long-lived assets exceed their estimated fair values. For its retail assets, Starbucks regularly monitors the financial results of its Company-operated retail stores and accumulates historical operating measures to identify performance trends in various markets. As part of this process, the Company identified $6.4 million for the 13 weeks ended June 30, 2002, for certain international Company-operated retail stores. Management determined that these retail stores are unable to generate current and future estimated undiscounted cash flows in excess of carrying values for retail assets, primarily leasehold improvements. These impairment losses are included in “Store operating expenses” on the accompanying consolidated statement of earnings.

Unallocated corporate expenses

Unallocated corporate expenses pertain to corporate functions that are not specifically attributable to the Company’s operating segments and include “General and administrative expenses” and certain depreciation and amortization expenses. Depreciation and amortization expenses of $7.3 million and $6.0 million are included in unallocated corporate expenses for the 13 weeks ended June 30, 2002, and July 1, 2001, respectively.

RESULTS OF OPERATIONS — FOR THE 39 WEEKS ENDED JUNE 30, 2002, COMPARED TO THE 39 WEEKS ENDED JULY 1, 2001

SYSTEMWIDE RETAIL STORE SALES

Systemwide retail store sales were $2.8 billion for the 39 weeks ended June 30, 2002, an increase of 29% from $2.2 billion in the corresponding period in fiscal 2001 primarily due to the opening of additional stores in the last 12 months.

CONSOLIDATED REVENUES

During the 39-week period ended June 30, 2002, Starbucks derived approximately 85% of net revenues from its Company-operated retail stores. The remaining 15% of net revenues was derived from the Company’s Specialty Operations.

The table below reconciles revenues by operating segment to revenues on the accompanying consolidated statements of earnings (in thousands):

	39 Weeks Ended

	June 30,	July 1,
	2002	2001

North American Retail	$1,909,411	$1,546,317
International Retail	148,950	98,287

Subtotal Retail revenues	2,058,361	1,644,604
Business Alliances	163,685	144,257
All other business units (excluding International Retail)	251,788	207,768
Intersegment revenues	(50,124)	(37,185)

Subtotal Specialty revenues	365,349	314,840

Total net revenues	$2,423,710	$1,959,444

TOTAL NET REVENUES

Net revenues for the 39 weeks ended June 30, 2002, increased 24% to $2.4 billion from $2.0 billion for the corresponding period in fiscal 2001.

REVENUES BY SEGMENT

North American Retail

North American Retail revenues increased by $363.1 million, or 23%, to $1.9 billion from $1.5 billion, primarily due to the opening of additional retail stores and an increase in comparable store sales of 6% for the 39 weeks ended, June 30, 2002. The increase in comparable store sales resulted from a 7% increase in the number of transactions offset slightly by a 1% decrease in the average dollar value per transaction. The continuing shift in sales mix to beverages, which was driven in part through the introduction of new products, and the absence of a price increase resulted in a slight decrease in the average transaction value.

Business Alliances

For the 39 weeks ended, June 30, 2002, Business Alliances revenues increased by $19.4 million, or 13%, to $163.7 million from $144.3 million in the corresponding period in fiscal 2001, primarily due to opening of new licensed stores and the resulting increase in royalty revenues from and product sales to those licensees.

All other business units (including International Retail)

Revenues related to all other business units increased by $81.7 million, or 30%, to $350.6 million for the 39 weeks ended June 30, 2002, from $268.9 million in the corresponding period in fiscal 2001. This increase was mainly related to the growth in the number of international licensed and Company-operated retail stores.

CONSOLIDATED RESULTS OF OPERATIONS

Cost of sales and related occupancy costs decreased to 41.0% of net revenues for the 39 weeks ended June 30, 2002, from 42.6% for the corresponding period in fiscal 2001. The decrease was primarily due to a shift in sales mix to higher margin products as well as continued benefit from lower green coffee costs. These were partially offset by higher occupancy costs, mainly rent expense, for both International Retail and North American Retail stores.

Store operating expenses as a percentage of retail revenues increased to 40.0% for the 39 weeks ended June 30, 2002, from 39.2% for the corresponding period in fiscal 2001. The increase was primarily due to higher payroll-related expenditures resulting from higher average wage rates and the continuing shift to more labor-intensive handcrafted beverages.

Other operating expenses were 25.5% of specialty revenues for the 39 weeks ended June 30, 2002, compared to 21.7% in the corresponding period in fiscal 2001. The increase was attributed to the continuing growth of licensee channels, both international and domestic, as the Company expands these businesses geographically and develops its internal resources to support them, as well as higher advertising expenditures for the Company’s direct-to-consumer catalog channel.

Depreciation and amortization expenses increased to $151.1 million for the 39 weeks ended June 30, 2002, from $118.0 million for the corresponding period in fiscal 2001. The increase was mainly the result of additional leasehold improvements, computer system upgrades and equipment purchased for new North American and international Company-operated retail stores opened in the last 12 months.

General and administrative expenses were $155.4 million for the 39 weeks ended June 30, 2002, compared to $113.0 million in the corresponding period in fiscal 2001. The increase was primarily due to higher payroll-related expenditures and the $18 million litigation settlement charge recorded in the second quarter of fiscal 2002.

Income from equity investees was $22.6 million for the 39 weeks ended June 30, 2002, compared to $17.7 million for the corresponding period in fiscal 2001. The increase was primarily due to improved profitability from the North American Coffee Partnership resulting from extended product lines and manufacturing efficiencies. The Company’s income from its investment in Starbucks Coffee Japan, Ltd. increased modestly year-over-year due to the addition of new stores.

Operating income increased 16% to $229.1 million for the 39 weeks ended June 30, 2002, compared to $198.2 million in the corresponding period in fiscal 2001. The operating margin decreased to 9.5% of total net revenues from 10.1% in the same period in fiscal 2001 due to expenses as discussed above partially offset by cost of sales improvements.

RESULTS OF OPERATIONS BY SEGMENT

The table below reconciles results of operations by operating segment to operating income on the accompanying consolidated statements of earnings (in thousands):

	39 Weeks Ended

	June 30, 2002			July 1, 2001

	Consoli-	Inter-	Segment	Consoli-	Inter-	Segment
	dated	segment	Results	dated	segment	Results

North American Retail	$323,068	$—	$323,068	$250,083	$—	$250,083
Business Alliances	42,104	—	42,104	36,369	—	36,369
All other business units	44,500	660	45,160	43,742	1,505	45,247
Intersegment eliminations	—	(660)	(660)	—	(1,505)	(1,505)
Unallocated corporate expenses	(180,537)	—	(180,537)	(131,976)	—	(131,976)

Operating Income	$229,135	$—	$229,135	$198,218	$—	$198,218

North American Retail

Operating income for North American Retail increased 29% to $323.1 million for the 39 weeks ended June 30, 2002, compared to $250.1 million in the corresponding period in fiscal 2001. The North American Retail operating margin increased to 16.9% of related revenues from 16.2% in the prior year, due to the shift in sales to higher margin products and the continued benefit from lower green coffee costs.

Business Alliances

Operating income for Business Alliances increased 16% to $42.1 million for the 39 weeks ended June 30, 2002, from $36.4 million in the corresponding period in fiscal 2001. The segment’s operating margin increased to 25.7% of related revenues from 25.2% in the prior year primarily due to revenue growth driven by the licensee channel.

All other business units

Operating income for all other business units increased 2% to $44.5 million for the 39 weeks ended June 30, 2002, from $43.7 million in the corresponding period in fiscal 2001. The segment’s operating margin decreased to 12.7% of related revenues from 16.3% in the prior year, primarily due to provisions for asset impairment and higher occupancy costs for international Company-operated stores, as well as higher operating expenses associated with the development of internal resources to support the international expansion of the licensee channel. These increases were partially offset by cost of sales improvements.

The Company’s provisions for asset impairment are recorded when facts and circumstances indicate that the carrying values of long-lived assets exceed their estimated fair values. For its retail assets, Starbucks regularly monitors the financial results of its Company-operated retail stores and accumulates historical operating measures to identify performance trends in various markets. As part of this process, the Company identified $10.0 million for the 39 weeks ended June 30, 2002, for certain international Company-operated retail stores. Management determined that these retail stores are unable to generate current and future estimated undiscounted cash flows in excess of carrying values for retail assets, primarily leasehold improvements. These impairment losses are included in “Store operating expenses” on the accompanying consolidated statement of earnings.

Unallocated corporate expenses

Unallocated corporate expenses pertain to corporate functions that are not specifically attributable to the Company’s operating segments and include “General and administrative expenses” and certain depreciation and amortization expenses. Depreciation and amortization expenses of $25.1 million and $19.0 million are included in unallocated corporate expenses for the 39 weeks ended June 30, 2002, and July 1, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with total cash and cash equivalents and short-term investments of $426.4 million. Working capital as of June 30, 2002, totaled $357.7 million compared to $231.2 million as of July 1, 2001. Cash and cash equivalents increased by $95.9 million for the 39 weeks ended June 30, 2002, to $209.1 million. The Company intends to use its available cash resources to invest in its existing businesses and other new business opportunities related to its core businesses. Depending on market conditions, Starbucks may acquire additional shares of its common stock pursuant to its stock repurchase plans.

Cash provided by operating activities totaled $369.7 million for the first 39 weeks of fiscal 2002, resulting primarily from net earnings adjusted for non-cash items of $366.4 million. The increase in other accrued expenses provided $27.1 million, $18 million of which was for the litigation settlement charge recorded in the second quarter of fiscal 2002. The increase in accrued compensation and related costs provided $25.6 million. Decreases in accounts payable and accrued taxes used $59.2 million resulting from differences in the timing of purchases and payments.

Cash used by investing activities for the 39 weeks ended June 30, 2002, totaled $369.8 million. This included capital additions to property, plant and equipment of $269.1 million related to opening 495 new Company-operated retail stores, purchasing land and constructing the Company’s new roasting and distribution facility in Nevada, remodeling certain existing stores, enhancing information systems, expanding the Company’s corporate headquarters, and increasing the warehouse space and upgrading processing capacity at the roasting facility in York, Pennsylvania. The Company invested excess cash primarily in short-term, investment-grade marketable debt securities. The net activity in the Company’s marketable securities portfolio during the 39-week period used $106.5 million. Proceeds from the sale of a portion of the Company’s shares in Starbucks Japan provided $14.8 million.

Cash provided by financing activities for the first 39 weeks of fiscal 2002 totaled $94.7 million. This included $100.1 million generated by the exercise of employee stock options and by the Company’s employee stock purchase plan. As options granted under the Company’s stock option plans vest and are exercised, the Company will continue to receive proceeds and may receive a tax deduction; however, neither the amounts nor timing can be predicted. A decrease in checks not yet presented for payment used $3.0 million. On September 17, 2001, the Company announced a share repurchase plan to acquire up to $60.0 million of the Company’s common stock from time to time on the open market. On June 19, 2002, the Company’s Board of Directors authorized an additional plan to repurchase up to 10 million shares of its common stock. Share repurchases are at the discretion of management, in accordance with the terms of each plan, and depend on market conditions, capital requirements and such other factors as the Company may consider relevant. During the 39-week period ending June 30, 2002, the Company repurchased 125,000 shares under the original plan, which used $1.8 million of cash. Since inception, Starbucks has repurchased 3.5 million shares using $51.6 million.

Cash requirements for the remainder of fiscal 2002, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. While there can be no assurance that current expectations will be realized, management expects capital expenditures during the fourth quarter of fiscal 2002 to be approximately $130 million, bringing the total for fiscal 2002 to approximately $400 million. Capital expenditures for fiscal 2003 are expected to be approximately $425 million for opening new stores, remodeling certain existing stores and enhancing the Company’s information systems and roasting and distribution capacity.

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

The Company depends upon its relationships with outside trading companies and exporters for its supply of green coffee. Because world coffee prices have recently experienced 30-year lows, the Company is negotiating contracts with its suppliers at levels equal to, or greater than, prior years in order to encourage the continuing supply of high quality coffee in the future and has been successful in securing long-term contracts on this basis. The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of June 30, 2002, the Company had approximately $240.3 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through 2003. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

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

Starbucks considers its policy on impairment of long-lived assets to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Goodwill and certain intangibles with indefinite lives will not be amortized into earnings but instead will be reviewed for impairment at least annually. Remaining intangibles with finite useful lives will continue to be amortized. As of June 30, 2002, the Company had goodwill and other intangible assets, net of accumulated amortization, of $20.5 million and $9.1 million, respectively, which would be subject to the transitional assessment provisions of SFAS No. 142. The Company’s management does not expect the adoption of SFAS No. 142 on September 30, 2002, to have a material impact on future results of operations or its financial position.

In November 2001, FASB issued Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This Issue clarifies the FASB Staff’s position that all reimbursements received for incidental expenses incurred in conjunction with providing services as part of a company’s central on-going operations should be characterized as revenue in the income statement. The Company adopted EITF No. 01-14 on December 31, 2001, and it did not have a material impact on the Company’s consolidated results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and it is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s Form 10-K for the fiscal year ended September 30, 2001 and the Company’s Quarterly Reports on Form 10-Q for the periods ended December 30, 2001, and March 31, 2002, on June 20, 2001, and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et.al. v. Starbucks Corporation and Olivia Shields, et.al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. Each lawsuit subsequently was removed to the United States District Court, Northern District of California and Central District of California, respectively. Each of the lawsuits was filed by two plaintiffs who are current or former store managers and assistant store managers on behalf of themselves and other similarly situated store managers, assistant store managers and retail management trainees. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour laws and sought damages, restitution, reclassification and attorneys fees and costs. On April 19, 2002, Starbucks announced that it had reached an agreement to settle the lawsuits to fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Starbucks recorded an $18.0 million charge, which is included in “General and administrative expenses” on the accompanying consolidated statement of earnings, for the estimated payment of claims to eligible class members, attorneys’ fees and costs, and costs to a third-party claims administrator, as well as applicable employer payroll taxes. On July 19, 2002, the settlement of the lawsuits was preliminarily approved by the Court.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit 99:	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

(b) Current Reports on Form 8-K filed during the 13 weeks ended June 30, 2002:

The Company filed a Current Report on Form 8-K on April 24, 2002, announcing the agreement to settle two California class action lawsuits.

The Company filed a Current Report on Form 8-K on June 19, 2002, announcing a second stock repurchase plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

Dated: August 14, 2002	By:	/s/ Michael Casey Michael Casey executive vice president and chief financial officer

Signing on behalf of the registrant and as principal financial officer