Form 10-K
period 2002-09-29
STARBUCKS CORP
filed 2002-12-20
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-20322

Starbucks Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1325671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2401 Utah Avenue South Seattle, Washington 98134	98134
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): (206) 447-1575

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on December 16, 2002 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $6,451,558,299.

      As of December 16, 2002, there were 387,464,184 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 29, 2002, have been incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on March 25, 2003 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

FORM 10-K

For the Fiscal Year Ended September 29, 2002

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

      Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated Company-operated and licensed store openings, planned capital expenditures, expected cash requirements and trends in or expectations regarding the Company’s operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the effect of slowing United States and international economies, the impact of competition, the effect of legal proceedings and other risks detailed herein.

PART I

Item 1.     Business

      Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of pastries and confections, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs primarily through Company-operated retail stores. Starbucks sells coffee and tea products through other channels of distribution, and, through certain of its equity investees, Starbucks also produces and sells bottled Frappuccino® and Starbucks DoubleShotTM coffee drinks and a line of premium ice creams. These non-retail channels are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, grow its Specialty Operations and selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new distribution channels.

Company-operated Retail Stores

      The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing superior customer service, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, Starbucks opened 614 new Company-operated stores during the fiscal year ended September 29, 2002 (“fiscal 2002”). All store openings are reported net of closures. At fiscal year end, Starbucks had 3,496 Company-operated stores in 43 states, the District of Columbia and five Canadian provinces (which comprise the Company’s North American Retail operating segment), as well as 322 stores in the United Kingdom, 33 stores in Australia and 29 stores in Thailand (which comprise the Company’s International Retail business unit). Company-operated retail stores accounted for approximately 85% of net revenues during fiscal 2002.

      Starbucks retail stores are typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format, its stores are located in a variety of settings, including downtown and suburban retail centers, office buildings and university campuses. While the Company selectively locates stores in suburban malls, it focuses on stores that have convenient access for pedestrians and drivers.

      All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, including at least one “coffee of the day,” a broad selection of Italian-style espresso beverages, cold blended beverages, a selection of teas and distinctively packaged roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, coffee-making equipment and accessories, a selection of compact discs, games and seasonal novelty items. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, coffee makers, espresso machines, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a more limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. Approximately 500 Starbucks stores carry a selection of “grab and go” sandwiches and salads. During fiscal 2002, the Company’s retail sales mix by product type was approximately 77% beverages, 13% food items, 6% whole bean coffees and 4% coffee-making equipment and accessories.

Specialty Operations

      Starbucks Specialty Operations strive to develop the Starbucks brand outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties that share the Company’s values and commitment to quality. These relationships take various forms, including arrangements through Business Alliances, international retail store licensing agreements, grocery channel licensing agreements, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations. During fiscal 2002, specialty revenues (which include royalties and fees from licensees as well as product sales derived from Specialty Operations) accounted for approximately 15% of the Company’s net revenues.

      North American Foodservice Accounts and North American Retail Store Licensing together comprise the Business Alliances operating segment and represents approximately 45% of specialty revenues.

Foodservice Accounts

      The Company sells whole bean and ground coffees to office coffee distributors, hotels, airlines, retailers and restaurants as well as institutional foodservice companies that service business, industry, education and healthcare accounts. In fiscal 2002, the Company had approximately 5,600 foodservice accounts, and revenues from these accounts comprised approximately 27% of specialty revenues.

Retail Store Licensing

      Although the Company does not generally relinquish operational control of its retail stores in North America, in situations in which a master concessionaire or another company controls or can provide improved access to desirable retail space, the Company licenses its operations. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee and related products for resale in the licensed locations. Employees working in the licensed locations must follow Starbucks detailed store-operating procedures and attend training classes similar to those given to Starbucks store managers and employees. During fiscal 2002, Starbucks opened 269 licensed retail stores. As of September 29, 2002, the Company had 1,078 licensed stores in continental North America. Revenues from these stores accounted for approximately 18% of specialty revenues in fiscal 2002.

      The remainder of the Company’s business units include international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives. These business units comprised approximately 55% of specialty revenues in fiscal 2002.

International Retail Store Licensing

      The Company’s retail stores located outside of North America, the United Kingdom, Thailand and Australia are operated through a number of licensing arrangements with prominent retailers. During fiscal 2002, Starbucks expanded its international presence by opening 294 new international licensed stores, including the first stores in Austria, Oman, Spain, Germany, Indonesia, Mexico, Puerto Rico and Greece. Licensing arrangements are managed within three operating regions, based primarily on geography.

      At fiscal year end, the Company had a total of 928 licensed international retail stores located in the following operating regions:

Asia-Pacific

		Europe/Middle East/Africa

				Latin America

Japan	397	United Arab Emirates	23	Hawaii	30
Taiwan	99	Saudi Arabia	22	Mexico	1
China	88	Kuwait	16	Puerto Rico	1
South Korea	53	Switzerland	12
Philippines	49	Lebanon	11
New Zealand	34	Israel	6
Singapore	32	Austria	5
Malaysia	26	Spain	5
Indonesia	5	Germany	4
		Qatar	3
		Bahrain	2
		Greece	2
		Oman	2

Total	783		113		32

      Product sales to, and royalty and license fee revenues from, licensed international retail stores accounted for approximately 17% of specialty revenues in fiscal 2002.

Grocery Channel Licensing

      Starbucks has a licensing agreement with Kraft Foods, Inc. (“Kraft”) to market and distribute Starbucks whole bean and ground coffees in the grocery channel in the United States. Pursuant to that agreement, Kraft manages all distribution, marketing, advertising and promotions for Starbucks whole bean and ground coffee in grocery and mass merchandise stores and pays a royalty to Starbucks based on a percentage of total net sales. By the end of fiscal 2002, the Company’s whole bean and ground coffees were available throughout the United States in approximately 18,000 supermarkets. Revenues from the grocery channel accounted for approximately 13% of specialty revenues in fiscal 2002.

Warehouse Club Accounts

      The Company sells whole bean and ground coffees to warehouse club chains in North America. As part of its agreement with Starbucks to market and distribute to the grocery channel, Kraft distributes Starbucks products to warehouse club stores, for which the Company pays a distribution fee. Revenues from warehouse club accounts represented approximately 13% of specialty revenues in fiscal 2002.

Interactive Operations

      The Company makes Starbucks coffee and coffee-related products conveniently available via mail order and online. The Company maintains a web site at Starbucks.com with an online store that allows customers to purchase coffee, gifts and other items via the Internet. Starbucks also publishes and distributes a catalog of business gifts that offer coffees, certain food items and select coffee-making equipment and accessories. Additionally, Starbucks offers customers high-speed wireless Internet access at approximately 1,650 enabled Company-operated retail stores.

      Management believes these interactive operations support its retail store expansion into new markets and reinforce brand recognition and the Starbucks Experience for customers in existing markets. The Company’s interactive operations accounted for approximately 7% of specialty revenues in fiscal 2002.

Equity Investees and Other Initiatives

      The Company has two partnerships to produce and distribute Starbucks branded products. The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino and Starbucks DoubleShot coffee drinks. The Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc. develops and distributes premium ice creams. Starbucks sells roasted coffee for use by equity investees, and these revenues accounted for approximately 2% of specialty revenues in fiscal 2002.

      The Company has several other initiatives related to its core businesses that are intended to enhance the customers’ experience at Starbucks retail stores. For example, the Company has marketed a selection of premium tea products since the acquisition of Tazo, L.L.C. in 1999. Collectively, these initiatives accounted for approximately 3% of specialty revenues in fiscal 2002.

Product Supply

      Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with its rigorous coffee standards, Starbucks controls its coffee purchasing, roasting and packaging, and the distribution of coffee to its retail stores. The Company purchases green coffee beans from coffee-producing regions around the world and custom roasts them to its exacting standards for its many blends and single origin coffees.

      The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or restricting coffee supplies.

      The Company depends upon its relationships with coffee producers, outside trading companies and exporters for its supply of green coffee. World coffee prices reached historic lows during fiscal 2002. In an effort to encourage the continuing supply of high quality coffee, the Company is negotiating contracts with its suppliers at levels equal to prior years, and has been successful in securing long-term contracts on this basis. The Company routinely enters into fixed-price purchase commitments for future deliveries of coffee. As of September 29, 2002, the Company had $242.2 million in fixed-price purchase commitments which, together with existing inventory, are expected to provide an adequate supply of green coffee for 2003. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low. There can be no assurance that these activities will successfully protect the Company against the risks of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities.

      In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its retail stores. Fluid milk is purchased from multiple suppliers who have processing facilities near concentrations of Starbucks retail stores. Dairy prices vary throughout the year as supply and demand fluctuate and are subject to additional changes due to government regulations.

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

Competition

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

      The Company’s whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers and a growing number of specialty coffee stores. Both the Company’s whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience, and, to a lesser extent, on price.

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

Patents, Trademarks, Copyrights and Domain Names

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

Research and Development

      The Company’s research and development efforts are led by food scientists, engineers, chemists and culinarians in the Research and Development department. This team is responsible for the technical development of food and beverage products and new equipment. Recent development efforts have resulted in successful flavor line extensions for latte beverages, coffee and non-coffee based Frappuccino blended beverages and new items for the Company’s morning pastry and lunch lines. The department also introduced improvements in base ingredients and approved a new supplier to aid in the distribution of products to international markets and formulation changes to tea-based beverages. The Company spent approximately $3.6 million during fiscal 2002 on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of the Company’s business.

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

Employees

      As of September 29, 2002, the Company employed approximately 62,000 people, approximately 57,000 in retail stores and the remainder in the Company’s regional offices and administrative, specialty, store development, roasting and warehousing operations. At fiscal year end, employees at 10 of the Company’s stores and a group of 11 maintenance mechanics and technicians at one roasting plant were represented by unions. The Company believes that its current relations with its employees are good.

Item 2.	Properties

      Starbucks currently operates three roasting and distribution facilities. In the Seattle area, the Company owns a roasting plant and distribution facility of approximately 305,000 square feet and leases a warehouse facility of approximately 200,000 square feet in Kent, Washington. The Company also owns a 365,000 square foot roasting and distribution facility and a 297,000 square foot green coffee bean storage warehouse in York County, Pennsylvania. Starbucks presently leases a small roasting and storage facility in London, England to support its operations in Europe and the Middle East. The Company is nearing completion of a 70,000 square foot roasting plant in The Netherlands, and will relocate its European roasting facilities there during fiscal 2003. To support its growth, the Company acquired 100 acres of land in Minden, Nevada and has recently completed construction on a 360,000 square foot roasting and distribution facility.

      The Company leases approximately 760,000 square feet of a building located in Seattle, Washington for administrative offices and has options to lease approximately 240,000 additional square feet in the same building. The Company owns 2.36 acres of undeveloped land near its administrative offices that is used for parking.

      As of September 29, 2002, Starbucks operated a total of 5,886 retail stores. All Starbucks stores are located in leased premises. The Company also leases space in approximately 90 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

Item 3.	Legal Proceedings

      On June 20, 2001, and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et al. v. Starbucks Corporation and Olivia Shields, et al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. On April 19, 2002,

Starbucks announced that it had reached an agreement to settle both lawsuits and fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Accordingly, Starbucks recorded an $18.0 million charge, which is included in “General and administrative expenses” on the consolidated statement of earnings, for the estimated payment of claims to eligible class members, attorney’s fees and costs, and costs to a third-party claims administrator, as well as applicable employer payroll taxes. On December 17, 2002, the settlement was approved. Claims under the settlement agreement will be paid on a “claims made” basis. The Company expects most claims will be paid in the second quarter of fiscal 2003.

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

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The information required by this item is incorporated herein by reference to the section entitled “Shareholder Information” in the Company’s Fiscal 2002 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 6.	Selected Financial Data

      The information required by this item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s Fiscal 2002 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated herein by reference to the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Fiscal 2002 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Coffee Prices, Availability and General Risk Conditions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” in the Company’s Fiscal 2002 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company’s Fiscal 2002 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 25, 2003 (the “Proxy Statement”). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

      The executive officers of the Company are as follows:

Name	Age	Position	Since

Howard Schultz	49	chairman of the Board of Directors and chief global strategist	1985
Orin C. Smith	60	director, president and chief executive officer	1990
Howard Behar	58	director, president, North America Operations	1989
Peter Maslen	50	president, Starbucks Coffee International, Inc.	1999
Michael Casey	57	executive vice president, chief financial officer and chief administrative officer	1995
Eduardo R. (Ted) Garcia	55	executive vice president, Supply Chain and Coffee Operations	1995
Paula E. Boggs	43	executive vice president, general counsel and secretary	2002
Dave Pace	43	executive vice president, Partner Resources	2002
Deidra Wager	47	executive vice president; chief retail officer, Starbucks Coffee Japan, Ltd.	1993
Wanda Herndon	50	senior vice president, Worldwide Public Affairs	1996

      Howard Schultz is the founder of the Company and has been chairman of the board since its inception in 1985. Mr. Schultz served as chief executive officer from 1985 until June 2000, when he transitioned into the role of chief global strategist. From 1985 to June 1994, Mr. Schultz was also the Company’s president. From September 1982 to December 1985, Mr. Schultz was the director of Retail Operations and Marketing for Starbucks Coffee Company, and from January 1986 to July 1987, he was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company.

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

      Peter Maslen joined Starbucks in August 1999 as president, Starbucks Coffee International, Inc. Prior to joining Starbucks, Mr. Maslen served in various executive positions within Asia Pacific and Europe with Mars Inc., PepsiCo, Inc. and Tricon Global Restaurants (now YUM! Brands, Inc.). From 1992 to 1999, as senior vice president with Tricon, he served as president of its German, Swiss, Austrian and Central Europe divisions.

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

      Paula E. Boggs joined Starbucks in September 2002 as executive vice president, general counsel and secretary. Prior to joining Starbucks, Ms. Boggs served as vice president, legal, for products, operations and information technology at Dell Computer Corporation from 1997 to 2002. From 1995 to 1997, Ms. Boggs was a partner with Preston Gates & Ellis. Ms. Boggs served in several roles at the Pentagon, White House and U.S. Department of Justice between 1984 and 1995.

      Dave Pace joined Starbucks in July 2002 as executive vice president of Partner Resources. From 2000 to 2002, Mr. Pace was the president of i2 Technologies. From 1999 to 2000 Mr. Pace served as the chief human resources officer for HomeGrocer.com. From 1995 to 1999, he served as senior vice president of human resources for Tricon Restaurants International (now YUM! Brands, Inc.).

      Deidra Wager joined Starbucks in 1992 and served as the Company’s senior vice president, Retail Operations from August 1993 to September 1997 when she was promoted to executive vice president, Retail. In March 1999, Ms. Wager moved to Tokyo, Japan where she serves as chief retail officer for Starbucks Coffee Japan, Ltd. and serves on the Board of Directors. From 1988 to 1992, Ms. Wager held several operations positions with Taco Bell®, Inc.

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

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on March 25, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plans” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on March 25, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation — Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on March 25, 2003.

Item 14.	Controls and Procedures

      (a)     Evaluation of disclosure controls and procedures

      The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) within 90 days of the filing date of this Annual Report on Form 10-K. Based on the evaluation, under the supervision and with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

      (b)     Changes in internal controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls subsequent to the date of their evaluation. As a result, no corrective actions were required or undertaken.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)     The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000;

•	Consolidated Balance Sheets as of September 29, 2002, and September 30, 2001;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000;

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000;

•	Notes to Consolidated Financial Statements; and

•	Independent Auditors’ Report

2.     Financial Statement Schedules

      Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3.     Exhibits

      The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

      (b)     Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on August 5, 2002 announcing that its president and chief executive officer and its executive vice president and chief financial officer had submitted sworn statements to the Securities Exchange Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, as amended. On June 19, 2002, the Company filed a Current Report on Form 8-K announcing the authorization of repurchase of up to 10 million shares of the Company’s common stock. On April 24, 2002, the Company filed a Current Report on Form 8-K announcing that it had reached an agreement to settle two California class action lawsuits filed in 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ HOWARD SCHULTZ

Howard Schultz
chairman of the Board of Directors and
chief global strategist

December 20, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ HOWARD SCHULTZ Howard Schultz	chairman of the Board of Directors and chief global strategist	December 20, 2002

By:	/s/ ORIN C. SMITH Orin C. Smith	director, president and chief executive officer	December 20, 2002

By:	/s/ HOWARD BEHAR Howard Behar	director, president, North American Operations	December 20, 2002

By:	/s/ MICHAEL CASEY Michael Casey	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)	December 20, 2002

By:	/s/ BARBARA BASS Barbara Bass	director	December 20, 2002

By:	/s/ CRAIG J. FOLEY Craig J. Foley	director	December 20, 2002

By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei	director	December 20, 2002

By:	/s/ ARLEN I. PRENTICE Arlen I. Prentice	director	December 20, 2002

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	director	December 20, 2002

By:	/s/ CRAIG E. WEATHERUP Craig E. Weatherup	director	December 20, 2002

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended April 1, 2001, filed with the Securities Exchange Commission on May 16, 2001)
3.2		Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2002, filed with the Securities Exchange Commission on May 15, 2002)
10.1		Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on January 11, 2000)
10.2		Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on January 13, 1999)
10.3		Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through August 28, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)
10	.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through August 28, 2000 (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)
10.4		Starbucks Corporation Employee Stock Purchase Plan — 1995, as amended and restated through June 30, 2000 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the SEC on December 22, 2000)
10.5		Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-K for the Fiscal Year ended September 30, 2001, filed with the SEC on December 20, 2001)
10.6		Joint Venture and Partnership Agreement, dated August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)
10.7		Starbucks Corporation Executive Management Bonus Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the Fiscal Year ended October 3, 1999 filed with the SEC on December 23, 1999)
10.8		Starbucks Corporation Management Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 1, 1998)
10.9		Starbucks Corporation 1997 Deferred Stock Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended October 3, 1999 filed with the SEC on December 23, 1999)
10.10		Purchase Agreement, dated as of June 14, 2001, between Starbucks Manufacturing Corporation and CVBP LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the Fiscal Year ended September 30, 2001, filed with the SEC on December 20, 2001)
10	.10.1	First Amendment to Purchase Agreement, dated as of November 7, 2001, between Starbucks Manufacturing Corporation and CVBP LLC (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Form 10-K for the Fiscal Year ended September 30, 2001, filed with the SEC on December 20, 2001)
10.11		Lease, dated February 15, 2002, between Multimodaal Transportcentrum Amsterdam Wespoint v.o.f. and Starbucks Corporation.

Exhibit
Number	Description

13	Portions of the Fiscal 2002 Annual Report To Shareholders
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent
99	Certification of the Annual Report of Starbucks Corporation on Form 10-K for the fiscal year ended September 29, 2002 filed with the SEC on December 20, 2002.