Form 10-K/A
period 2002-09-29
STARBUCKS CORP
filed 2003-02-12
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 0-20322

STARBUCKS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1325671

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2401 Utah Avenue South, Seattle, Washington 98134

(Address of principal executive offices)

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

Yes ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes   ☒   No   ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on February 10, 2003 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $7,631,934,759. As of February 10, 2003, there were 387,606,919 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV
Item 15. Exhibits, Financial Statement Schedules Reports on Form 8-K
SIGNATURES
CERTIFICATION
EXHIBIT 23
EXHIBIT 99.1
EXHIBIT 99.2

EXPLANATORY NOTE

This amendment of the Annual Report on Form 10-K/A is being filed for the sole purpose of including the Certifications of the chief executive officer and chief financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. As indicated in Item 14 of the Company’s Annual Report on Form 10-K filed on December 20, 2002, the Company complied with the procedures required of it pursuant to Rules 13a-14(c) and 15d-14 of the Securities Exchange Act of 1934, however, the Certifications were omitted from the original filing. Readers are referred to the Annual Report on Form 10-K of Starbucks Corporation for the year ended September 29, 2002, for information concerning our business and financial status, including the Company’s audited financial statements and a complete list of exhibits.

PART IV

Item 15. Exhibits, Financial Statement Schedules Reports on Form 8-K

     (a)  Exhibits:

Exhibit
No.	Description

23	Independent Auditor’s Consent
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STARBUCKS CORPORATION

By: /s/ MICHAEL CASEY Michael Casey executive vice president and chief financial officer

Signing on behalf of the registrant and as principal financial officer

February 12, 2003

2

CERTIFICATION

I, Orin C. Smith, president and chief executive officer of Starbucks Corporation (the “Registrant”) hereby certify that:

1.	I have reviewed this Annual Report on Form 10-K, as amended to date, of the Registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

/s/ ORIN C. SMITH Orin C. Smith president and chief executive officer

3

CERTIFICATION

I, Michael Casey, executive vice president and chief financial officer of Starbucks Corporation (the “Registrant”) hereby certify that:

1.	I have reviewed this Annual Report on Form 10-K, as amended to date, of the Registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
e)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and
d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

/s/ MICHAEL CASEY Michael Casey executive vice president and chief financial officer

4