Form 10-Q
period 2002-12-29
STARBUCKS CORP
filed 2003-02-12
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission File Number: 0-20322

STARBUCKS CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1325671 (IRS Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of February 10, 2003

Common Stock, $0.001 par value	387,606,919

STARBUCKS CORPORATION

FORM 10-Q

For the Quarter Ended December 29, 2002

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except earnings per share)

	December 29,	December 30,
13 Weeks Ended	2002	2001

	(unaudited)
Net revenues:
Retail	$849,486	$682,265
Specialty	154,040	123,070

Total net revenues	1,003,526	805,335
Cost of sales and related occupancy costs	419,161	337,029
Store operating expenses	322,976	260,490
Other operating expenses	38,121	30,325
Depreciation and amortization expenses	57,385	50,301
General and administrative expenses	51,649	41,129
Income from equity investees	8,211	6,585

Operating income	122,445	92,646
Interest and other income, net	4,496	2,493
Gain on sale of investment	—	13,361

Earnings before income taxes	126,941	108,500
Income taxes	46,968	40,145

Net earnings	$79,973	$68,355

Net earnings per common share — basic	$0.21	$0.18
Net earnings per common share — diluted	$0.20	$0.17
Weighted average shares outstanding:
Basic	388,652	380,807
Diluted	399,218	391,999

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 29, 2002	September 29, 2002

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$251,461	$99,677
Short-term investments — Available-for-sale securities	191,134	217,302
Short-term investments — Trading securities	14,316	10,360
Accounts receivable, net of allowances of $3,855 and $3,680, respectively	111,249	97,573
Inventories	210,114	263,174
Prepaid expenses and other current assets	42,892	42,351
Deferred income taxes, net	47,876	42,206

Total current assets	869,042	772,643
Equity and other investments	107,575	105,986
Property, plant and equipment, net	1,303,892	1,265,756
Other assets	43,113	43,700
Goodwill and other intangible assets	30,330	29,756

TOTAL ASSETS	$2,353,952	$2,217,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,616	$135,994
Accrued compensation and related costs	109,556	105,899
Accrued occupancy costs	45,583	51,195
Accrued taxes	79,249	54,244
Other accrued expenses	79,863	72,289
Deferred revenue	91,731	42,264
Current portion of long-term debt	713	710

Total current liabilities	531,311	462,595
Deferred income taxes, net	25,611	22,496
Long-term debt	4,897	5,076
Other long-term liabilities	1,014	1,036
Shareholders’ equity:
Common stock and additional paid-in capital — Authorized, 600,000,000; issued and outstanding, 387,990,147 and 388,228,592 shares, respectively, (includes 1,697,100 common stock units in both periods)	877,167	891,040
Other additional paid-in-capital	39,393	39,393
Retained earnings	884,759	804,786
Accumulated other comprehensive loss	(10,200)	(8,581)

Total shareholders’ equity	1,791,119	1,726,638

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,353,952	$2,217,841

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	December 29,	December 30,
13 Weeks Ended	2002	2001

	(unaudited)
OPERATING ACTIVITIES:
Net earnings	$79,973	$68,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,562	54,024
Gain on sale of investment	—	(13,361)
Provision for impairments and asset disposals	(1,761)	2,684
Deferred income taxes, net	(1,649)	(7,805)
Equity in income of investees	(4,475)	(3,119)
Tax benefit from exercise of non-qualified stock options	4,274	9,170
Net accretion of discount and amortization of premium on marketable securities	1,138	—
Cash provided/(used) by changes in operating assets and liabilities:
Net purchases of trading securities	(3,778)	(2,674)
Inventories	53,407	44,122
Accounts payable	(12,439)	(42,965)
Accrued taxes	24,940	1,593
Deferred revenue	49,442	22,437
Other operating assets and liabilities	(16,886)	14,179

Net cash provided by operating activities	233,748	146,640
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(60,489)	(70,764)
Maturity of available-for-sale securities	45,270	—
Sale of available-for-sale securities	40,094	98,000
Net distributions from/(additions to) equity, other investments and other assets	4,736	(2,843)
Proceeds from sale of equity investment	—	14,843
Additions to property, plant and equipment	(93,751)	(88,964)

Net cash used by investing activities	(64,140)	(49,728)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,789	22,652
Principal payments on long-term debt	(176)	(173)
Repurchase of common stock	(29,936)	(1,829)

Net cash (used)/provided by financing activities	(18,323)	20,650
Effect of exchange rate changes on cash and cash equivalents	499	(221)

Net increase in cash and cash equivalents	151,784	117,341
CASH AND CASH EQUIVALENTS:
Beginning of year	99,677	51,250

End of year	$251,461	$168,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$37	$27
Income taxes	21,663	38,106

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended December 29, 2002 and December 30, 2001

Note 1: Financial Statement Preparation

The consolidated financial statements as of December 29, 2002, and December 30, 2001, and for the 13-week periods ended December 29, 2002, and December 30, 2001, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week periods ended December 29, 2002, and December 30, 2001, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 29, 2002, is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended September 29, 2002, included in Item 7A in the Fiscal 2002 Annual Report to Shareholders on Form 10-K, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

The results of operations for the 13-week period ended December 29, 2002, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2003.

Note 2: Summary of Significant Accounting Policies

Goodwill and Other Intangible Assets

Starbucks adopted Statement of Financial Accounting Standard (“SFAS’) No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2002. As a result, the Company discontinued amortization of its goodwill and indefinite-lived trademarks and determined that provisions for impairment were unnecessary. Impairment tests will be performed on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Net earnings for the 13 weeks ended December 30, 2001, would have been $68.8 million versus reported net earnings of $68.4 million had the nonamortization provisions of SFAS No. 142 been applied to fiscal 2002. Basic earnings per share would have remained at $0.18 per share for the 13 weeks ended December 30, 2001. Diluted earnings per share would have increased to $0.18 per share versus $0.17 per share as reported for the 13 weeks ended December 30, 2001. Definite-lived intangibles, which mainly consist of patents and copyrights, will continue to amortize over their estimated useful lives.

Accounting for Stock-based Compensation

The Company maintains several stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to terms established at the grant date.

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has elected to early adopt for the 13-week period ended December 29, 2002. Starbucks will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except earnings per share):

13 weeks ended	December 29, 2002	December 30, 2001

Net earnings, as reported	$79,973	$68,355
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	(8,507)	(10,005)

Pro forma net earnings	$71,466	$58,350

Earnings per share:
Basic – as reported	$0.21	$0.18
Basic – pro forma	$0.18	$0.15
Diluted – as reported	$0.20	$0.17
Diluted – pro forma	$0.18	$0.15

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 may apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Starbucks does not expect the adoption of this Interpretation to have a material impact on the Company’s consolidated financial position or disclosures.

Note 3: Inventories

Inventories consist of the following (in thousands):

	December 29, 2002	September 29, 2002

Coffee:
Unroasted	$89,089	$128,173
Roasted	29,049	35,770
Other merchandise held for sale	57,959	65,403
Packaging and other supplies	34,017	33,828

Total	$210,114	$263,174

As of December 29, 2002, the Company had fixed-price purchase contracts for green coffee totaling approximately $274.2 million.

Note 4: Derivative Financial Instruments

Cash Flow Hedges

During the 13 weeks ended December 29, 2002, and December 30, 2001, the Company had forward foreign exchange contracts that qualify as hedges of portions of anticipated product and royalty revenues denominated in Japanese yen and Canadian dollars. These contracts expire within 21 months. The Company had accumulated net derivative gains of $0.4 million, net of taxes, in other comprehensive income as of December 29, 2002, related to cash flow hedges. Of this amount, $0.2 million of net derivative losses will be reclassified into earnings within 12 months. There was no ineffectiveness related to cash flow hedges for the 13 weeks ended December 29, 2002, and December 30, 2001.

Net Investment Hedges

During the 13 weeks ended December 29, 2002, and December 30, 2001, the Company had forward foreign exchange contracts that qualify as hedges of the Company’s net investment in Starbucks Coffee Japan, Ltd. These contracts expire within 23 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net gains of $0.4 million and $0.3 million for the 13 weeks ended December 29, 2002, and December 30, 2001, respectively. In addition, the Company had accumulated net derivative losses of $1.6 million, net of taxes, in other comprehensive income as of December 29, 2002.

Note 5: Property, Plant, and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	December 29, 2002	September 29, 2002

Land	$11,414	$11,310
Buildings	32,076	30,961
Leasehold improvements	1,172,261	1,131,382
Roasting and store equipment	528,610	516,129
Furniture, fixtures and other	335,943	282,068

	2,080,304	1,971,850
Less accumulated depreciation and amortization	(868,133)	(814,427)

	1,212,171	1,157,423
Work in progress	91,721	108,333

Property, plant and equipment, net	$1,303,892	$1,265,756

Note 6: Shareholders’ Equity

In June 2002, the Company’s Board of Directors authorized the repurchase of up to 10.0 million shares of common stock in the open market. During the 13 weeks ended December 29, 2002, Starbucks acquired 1.5 million shares at an average price of $20.62 per share, for a total cost of $29.9 million. The Company acquired 2.1 million shares under this plan at an average price of $19.81 per share, for a total cost of $42.0 million, during fiscal year 2002. All repurchases were effected through Morgan Stanley & Co. Incorporated. As of December 29, 2002, there were 6.4 million additional shares available for repurchase under this plan.

Note 7: Comprehensive Income

Comprehensive income, net of related tax effects, is as follows (in thousands):

13 Weeks Ended	December 29, 2002	December 30, 2001

Net earnings	$79,973	$68,355
Unrealized holding gains/(losses) on cash flow hedging instruments	(481)	1,240
Unrealized holding gains/(losses) on net investment hedging investments	(1,066)	1,169
Unrealized holding gains/(losses) on available-for-sale securities	35	(38)
Reclassification adjustment for (gains)/losses realized in net income	(30)	(1,166)

Net unrealized gain/(loss)	(1,542)	1,205
Translation adjustment	(77)	(14,541)

Total comprehensive income	$78,354	$55,019

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

Note 8: Earnings Per Share

The following table represents the calculation of net earnings per common share – basic (in thousands, except earnings per share):

13 Weeks Ended	December 29, 2002	December 30, 2001

Net earnings	$79,973	$68,355
Weighted average common shares and common stock units outstanding	388,652	380,807

Net earnings per common share-basic	$0.21	$0.18

The following table represents the calculation of net earnings per common and common equivalent share – diluted (in thousands, except earnings per share):

13 Weeks Ended	December 29, 2002	December 30, 2001

Net earnings	$79,973	$68,355
Weighted average common shares and common stock units outstanding	388,652	380,807
Dilutive effect of outstanding common stock options	10,566	11,192

Weighted average common and common equivalent shares outstanding	399,218	391,999

Net earnings per common and common equivalent share — diluted	$0.20	$0.17

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. These options totaled 1.8 million with an average market price greater than $21.90 for the 13 weeks ended December 29, 2002, and 9.5 million options with an average market price greater than $17.85 for the 13 weeks ended December 30, 2001.

Note 9: Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 on September 30, 2002.

The Company has unconditionally guaranteed the repayment of certain yen denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as any other related expenses. These amounts will vary based on fluctuations in foreign exchange rates. As of December 29, 2002, the maximum amount of the guarantees was approximately $12.0 million.

Note 10: Commitments and Contingencies

On June 20, 2001, and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et al. v. Starbucks Corporation and Olivia Shields, et al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. On April 19, 2002, Starbucks announced that it had reached an agreement to settle both lawsuits and fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Accordingly, in March 2002, Starbucks recorded an $18.0 million charge for the estimated claims to eligible class members, attorney’s fees and costs, and costs to a third-party claims administrator, as well as applicable employer payroll taxes. On December 17, 2002, the settlement was approved. The Company expects most claims to be paid in the second quarter of Fiscal 2003.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Note 11: Segment Reporting

Starbucks is organized into a number of business units which correspond to the Company’s operating segments. Revenues from these segments include both sales to unaffiliated customers and sales between segments, which are accounted for on a basis consistent with sales to unaffiliated customers. Segment information has been prepared using a management approach that is consistent with the basis and manner in which the Company’s management internally reviews financial information for operational decision making purposes. Included in the information below are intersegment transactions, consisting primarily of product sales and related cost of sales to and from subsidiaries and equity method investees. However, these intersegment transactions have been eliminated on the accompanying consolidated financial statements.

The tables below present information by operating segment (in thousands):

				Intersegment
			All other	eliminations/
	North American	Business	business	Unallocated
13 weeks ended	Retail	Alliances	units	corporate(1)	Total

December 29, 2002
Total net revenues	$782,187	$71,626	$182,613	$(32,900)	$1,003,526
Earnings before income taxes	149,903	15,699	16,721	(55,382)	126,941
Depreciation and amortization expenses	40,517	1,836	7,084	7,948	57,385
Income from equity investees	—	—	4,475	3,736	8,211

December 30, 2001
Total net revenues	$633,855	$53,975	$133,199	$(15,694)	$805,335
Earnings before income taxes	110,936	14,671	17,917	(35,024)	108,500
Depreciation and amortization expenses	36,240	1,492	6,152	6,417	50,301
Income from equity investees	—	—	3,365	3,220	6,585

(1)  Unallocated corporate includes general and administrative expenses, certain depreciation expenses on general and administrative related assets, as well as amounts included in “Interest and other income, net” and “Gain on sale of investment” on the accompanying consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

13 Weeks Ended	December 29, 2002	December 30, 2001

Net revenues from external customers:
United States	$861,616	$696,348
Foreign countries	141,910	108,987

Total	$1,003,526	$805,335

     Revenues from foreign countries are based on the geographic location of the customers and consist primarily of retail revenues from the United Kingdom and Canada, which together account for approximately 76% of these revenues, as well as specialty revenues generated from product sales to international licensees. No customer accounts for 10% or more of the Company’s revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated Company-operated and international store openings, planned capital expenditures, and expected cash requirements and other trends in or expectations regarding Starbucks Corporation’s operations and financial results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the effect of slowing United States and international economies, the effect of legal proceedings and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission.

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2002 had 52 weeks. The fiscal year ending on September 28, 2003, will also include 52 weeks. The fiscal year ending on September 27, 2004, will include 53 weeks.

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) is organized into a number of business units which correspond to the Company’s operating segments. Revenues from these segments include both sales to unaffiliated customers and sales between segments, which are accounted for on a basis consistent with sales to unaffiliated customers. Segment information has been prepared using a management approach that is consistent with the basis and manner in which the Company’s management internally reviews financial information for operational decision making purposes. However, intersegment revenues, consisting primarily of product sales to and from subsidiaries and equity method investees, and other intersegment transactions have been eliminated for Management’s Discussion & Analysis to comply with accounting principles generally accepted in the United States of America.

Results of Operations for the 13 Weeks Ended December 29, 2002, and December 30, 2001

CONSOLIDATED RESULTS

During the 13-week period ended December 29, 2002, Starbucks derived approximately 85% of net revenues from its Company-operated retail stores. Retail revenues include North American Retail and international retail business units. The remaining 15% of net revenues was derived from the Company’s Specialty Operations, which includes Business Alliances and all other non-retail business units. Net revenues for the 13 weeks ended December 29, 2002, increased 25% to $1.0 billion from $805.3 million for the corresponding period in fiscal 2002.

Cost of sales and related occupancy costs were 41.8% of net revenues for the first 13 weeks of fiscal 2003 and the corresponding period in fiscal 2002. Lower dairy, food and packaging expenses were offset by higher green coffee and distribution costs.

Store operating expenses as a percentage of retail revenues decreased to 38.0% for the 13 weeks ended December 29, 2002, from 38.2% for the corresponding period in fiscal 2002. The decrease was due to leverage gained from expenditures distributed over an expanded revenue base. Revenue growth for the international retail business unit, and to a lesser extent the North American retail business unit, exceeded the growth rate of its store operating expenses.

Other operating expenses (expenses associated with the Company’s Specialty Operations) increased slightly to 24.7% of specialty revenues for the 13 weeks ended December 29, 2002, compared to 24.6% for the corresponding period in fiscal 2002. The increase is primarily a result of additional employees located at regional offices, which support the Company’s geographic expansion of domestic and international licensing operations.

Depreciation and amortization expenses increased to $57.4 million for the 13 weeks ended December 29, 2002, from $50.3 million in the corresponding period in fiscal 2002 due to the opening of additional North American and international retail stores.

General and administrative expenses increased to $51.6 million for the 13 weeks ended December 29, 2002, from $41.1 million in the same period in fiscal 2002, primarily due to higher payroll-related expenditures.

Income from equity investees was $8.2 million for the 13 weeks ended December 29, 2002, compared to $6.6 million in the corresponding period of fiscal 2002. The increase was primarily due to the improved profitability of the North

American Coffee Partnership as a result of increased sales volume from extension of its product line as well as cost of sales improvements attributed to lower direct costs and manufacturing efficiencies.

Operating income increased 32.2% to $122.4 million for the 13 weeks ended December 29, 2002, from $92.6 million in the corresponding period in fiscal 2002. The operating margin increased to 12.2% of total net revenues in the 13 weeks ended December 29, 2002, compared to 11.5% in the same period in fiscal 2002 primarily due to revenue growth as discussed above.

Interest and Other Income, Net

Net interest and other income, which primarily consists of investment income, increased to $4.5 million in the first 13 weeks of fiscal 2003, from $2.5 million in the same period of fiscal 2002. The increase was mainly due to higher interest income generated from increased cash, cash equivalents and short-term investments, partially offset by lower interest rates.

Gain on Sale of Investment

A one-time gain on the sale of the Company’s investment in Starbucks Coffee Japan, Ltd. of $13.4 million was recorded in the first quarter of fiscal 2002. There was no similar transaction in the first quarter of fiscal 2003.

Income Taxes

The Company’s effective tax rate for the 13 weeks ended December 29, 2002, was 37.0%, consistent with the corresponding rate in the prior year.

SEGMENT RESULTS

The table below presents total net revenues and operating income by operating segment (in thousands):

				Intersegment
			All other	eliminations/
	North American	Business	business	Unallocated
13 weeks ended	Retail	Alliances	units(2)	corporate(3)	Total

December 29, 2002
Total net revenues(1)	$782,187	$71,626	$182,613	$(32,900)	$1,003,526
Operating income	149,903	15,699	16,721	(59,878)	122,445
Income from equity investees	—	—	4,475	3,736	8,211

December 30, 2001
Total net revenues(1)	$633,855	$53,975	$133,199	$(15,694)	$805,335
Operating income	110,936	14,671	17,917	(50,878)	92,646
Income from equity investees	—	—	3,365	3,220	6,585

(1)	Included in all other business units are revenues for the Company’s international retail business unit of $67,299 and $48,410 for the 13 weeks ended December 29, 2002 and December 30, 2001, respectively. Revenues for both North American Retail and international retail are reflected in “Retail” revenues, and all other revenues and intersegment eliminations are included in “Specialty” revenues on the accompanying consolidated statements of earnings.

(2)	For purposes of discussions below, earnings before income taxes for all other business units includes intersegment eliminations of $281 and $467, for the 13 weeks ended December 29, 2002 and December 30, 2001, respectively.

(3)	Intersegment eliminations consist primarily of product sales and related cost of sales to and from subsidiaries and equity investees. Unallocated corporate includes general and administrative expenses, certain depreciation expenses on general and administrative related assets.

North American Retail

North American Retail sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United States and Canada. North American Retail revenues increased by $148.3 million, or 23%, to $782.2 million for the 13 weeks ended December 29, 2002, from $633.9 million for the corresponding period of fiscal 2002, primarily due to the opening of new retail stores and an increase in comparable store sales of 9% for the period. The increase in comparable store sales was entirely due to higher transaction volume. Management believes increased customer traffic continues to be driven by new product innovation and by expanding the Company’s capacity to satisfy customer demand through enhanced technology, training and execution at retail stores.

Operating income for North American Retail increased by 35.1% to $149.9 million for the 13 weeks ended December 29, 2002, from $110.9 million in the corresponding period in fiscal 2002. The North American Retail operating margin increased to 19.2% of related revenues from 17.5% in the prior year, primarily due to strong revenue growth, and to a lesser extent, lower dairy expenses, partially offset by higher green coffee costs.

Business Alliances

Business Alliances sells whole bean and ground coffees to foodservice accounts. In addition, Business Alliances sells coffee and related products for resale through North American retail store licensing agreements and receives license fees and royalties. Business Alliances revenues increased by $17.6 million, or 33%, to $71.6 million for the 13 weeks ended December 29, 2002, from $54.0 million in the corresponding period in fiscal 2002, primarily due to the opening of new licensed stores and the resulting increase in royalty revenues from and product sales to those licensees.

Operating income for Business Alliances increased by 7.0% to $15.7 million for the 13 weeks ended December 29, 2002, from $14.7 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 21.9% of related revenues from 27.2% in the prior year due to a shift in sales mix to lower margin non-coffee products and higher green coffee costs.

All other business units (including international retail, net of related intersegment eliminations)

The remainder of the Company’s business units include international retail (comprised of international Company-operated retail stores), international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses. Revenues for all other business units increased by $32.2 million, or 27%, to $149.7 million for the 13 weeks ended December 29, 2002, from $117.5 million in the corresponding period in fiscal 2002. This increase was mainly related to growth in the number of international licensed and Company-operated retail stores.

Operating income for all other business units decreased to $16.4 million for the 13 weeks ended December 29, 2002, from $17.5 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 11.0% of related revenues from 14.9% in the prior year, primarily due to a shift in sales mix to lower margin non-coffee items as well as higher distribution and green coffee costs. These were partially offset by increased international retail and licensing revenues.

OTHER FINANCIAL MEASUREMENTS

Comparable Company-operated store sales increased 9 percent for the 13 week period ended December 29, 2002, as compared with the same 13-week period of fiscal 2002, which was entirely due to higher transaction volume. Comparable store sales are calculated based on retail sales of all Company-operated retail stores that have been open for 13 months or longer. Comparable store sales are used by management and the retail industry as an important measure of an entity’s underlying sales growth, exclusive of the impact of store openings and closures during the period.

Systemwide retail stores sales are used by industry analysts and by management to measure global penetration of Starbucks retail stores. However, this measure does not capture revenues generated in non-retail-store channels, such as foodservice accounts, warehouse club accounts, interactive operations, distribution through the Company’s grocery channel, or any of the external sales of bottled Frappuccino®, Starbucks DoubleShot™, or Tazo tea products.

Systemwide retail store sales, which include net sales for both Company-operated and licensed retail stores, were as follows (in millions):

For the 13 weeks ended	December 29, 2002	December 30, 2001

Company-operated retail stores sales(1)	$849	$682
Licensed retail stores sales (2)	295	228

Total	$1,144	$910

(1)	Company-operated retail store sales are reflected as “Retail” revenues on the accompanying consolidated statements of earnings.

(2)	Includes retail store sales as reported by domestic and international licensees. Portions of these sales may be estimated due to timing of periodic reporting by licensees.

The increase in systemwide retail store sales of 26% for the 13 weeks ended December 29, 2002, compared to the same period in fiscal 2002 is primarily due to the opening of 1,089 stores in the last 12 months and strong comparable store sales growth in North America.

The following table summarizes the Company’s systemwide retail store information:

	December 29, 2002		December 30, 2001

As of and for the 13-week periods ended	Net Stores Added	Stores Open	Net Stores Added	Stores Open

Continental North America:
Company-operated Stores	115	3,611	183	3,154
Licensed Stores	74	1,152	82	891

	189	4,763	265	4,045
International:
Company-operated Stores	18	402	44	339
Licensed Stores	100	1,028	86	720

	118	1,430	130	1,059

Systemwide Retail Stores	307	6,193	395	5,104

For the 52 weeks ending September 28, 2003, Starbucks expects to open at least 1,200 new stores; including approximately 525 Company-operated and 225 licensed stores in North America, and 75 Company-operated and 375 licensed stores, internationally.

Liquidity and Capital Resources

The Company ended the period with $456.9 million in total cash and cash equivalents and short-term investments. Working capital as of December 29, 2002, totaled $337.7 million compared to $211.6 million as of December 30, 2001. Cash and cash equivalents increased by $151.8 million for the 13 weeks ended December 29, 2002, to $251.5 million. This increase was offset by a decrease in short-term investments of $22.2 million during the same period. The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses. Depending on market conditions, Starbucks may acquire additional shares of its common stock pursuant to its stock repurchase plan.

Cash provided by operating activities totaled $233.7 million for the first 13 weeks of fiscal 2003, resulting primarily from net earnings and non-cash items of $139.1 million, a decrease in inventories of $53.4 million following the holiday season and an increase in deferred revenues of $49.4 million related to the Starbucks Card. The change in accounts payable used $12.4 million as a result of the timing of vendor payments.

Cash used by investing activities for the first 13 weeks of fiscal 2003 totaled $64.1 million. This included capital additions to property, plant and equipment of $93.8 million related to opening 133 new Company-operated retail stores and remodeling certain existing stores, acquiring a corporate aircraft and the continuing construction of the Company’s roasting and distribution facility in Nevada. The net activity in the Company’s portfolio of available-for-sale securities during the 13-week period provided $24.9 million.

Cash used by financing activities for the first 13 weeks of fiscal 2003 totaled $18.3 million. During the period, the Company repurchased 1.5 million shares of its common stock at an average price of $20.62 per share in accordance with an authorized repurchase plan using $29.9 million of cash. These repurchases were effected through Morgan Stanley & Co. Incorporated. There were approximately 6.4 million additional shares authorized for repurchase under this plan as of December 29, 2002. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant. The exercise of stock options provided $11.8 million.

Cash requirements for the remainder of fiscal 2003, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company plans to open at least 600 Company-operated stores during fiscal 2003. The Company also anticipates incurring additional expenditures for remodeling certain existing stores and enhancing its production capacity and information systems. Management expects capital expenditures for the remainder of fiscal 2003 to be approximately $331 million.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses through fiscal 2003. New joint ventures, other new business opportunities or store expansion rates substantially in excess of that presently planned may require outside funding.

Guarantees of Indebtedness of Others

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 on September 30, 2002.

The Company has unconditionally guaranteed the repayment of certain yen denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as and any other related expenses. These amounts will vary based on fluctuations in foreign exchange rates. As of December 29, 2002, the maximum amount of the guarantees was approximately $12.0 million.

Coffee Prices, Availability and General Risk Conditions

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of December 29, 2002, the Company had approximately $274.2 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through 2003. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

In addition to fluctuating coffee prices, management believes that the Company’s future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, fluctuating dairy prices, the Company’s ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores in new markets and the Company’s continued ability to hire, train and retain qualified personnel.

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

Recently Issued Accounting Pronouncements

Starbucks adopted Statement of Financial Accounting Standard (“SFAS’) No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2002. As a result, the Company discontinued amortization of its goodwill and indefinite-lived trademarks and determined that provisions for impairment were unnecessary. Impairment tests will be performed on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Net earnings for the 13 weeks ended December 30, 2001, would have been $68.8 million versus reported net earnings of $68.4 million had the nonamortization provisions of SFAS No. 142 been applied to fiscal 2002. Basic earnings per share would have remained at $0.18 per share for the 13 weeks ended December 30, 2001. Diluted earnings per share would have increased to $0.18 per share versus $0.17 per share as reported for the 13 weeks ended December 30, 2001. Definite-lived intangibles, which mainly consist of patents and copyrights, will continue to amortize over their estimated useful lives.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company has elected to early adopt the annual and interim disclosure requirements of SFAS No. 148 for the 13 week period ended December 29, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 may apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Starbucks does not expect the adoption of this Interpretation to have a material impact on the Company's consolidated position or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Item 7A in the Fiscal 2002 Annual Report to Shareholders on Form 10-K for the year ended September 30, 2002, regarding this matter.

Item 4. Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of the filing of this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 20, 2001, and July 2, 2001, two purported class action lawsuits against the Company entitled James Carr, et al. v. Starbucks Corporation and Olivia Shields, et al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. On April 19, 2002, Starbucks announced that it had reached an agreement to settle both lawsuits and fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Accordingly, in March 2002, Starbucks recorded an $18.0 million charge for the estimated claims to eligible class members, attorney’s fees and costs, and costs to a third-party claims administrator, as well as applicable employer payroll taxes. On December 17, 2002, the settlement was approved. The Company expects most claims to be paid in the second quarter of Fiscal 2003.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None

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

Signing on behalf of the registrant and as principal financial officer

February 12, 2003

CERTIFICATION

I, Orin C. Smith, president and chief executive officer of Starbucks Corporation (the “Registrant”) hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

/s/ ORIN C. SMITH Orin C. Smith president and chief executive officer

CERTIFICATION

I, Michael Casey, executive vice president and chief financial officer of Starbucks Corporation (the “Registrant”) hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

/s/ MICHAEL CASEY Michael Casey executive vice president and chief financial officer