Form 10-Q
period 2003-03-30
STARBUCKS CORP
filed 2003-05-13
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 9, 2003

Common Stock, par value $0.001 per share	390,533,005

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		26 Weeks Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net revenues:
Retail	$809,317	$664,262	$1,658,803	$1,346,527
Specialty	144,889	118,955	298,929	242,025

Total net revenues	954,206	783,217	1,957,732	1,588,552
Cost of sales and related occupancy costs	392,098	320,081	811,259	657,110
Store operating expenses	331,612	270,986	654,588	531,476
Other operating expenses	43,818	33,543	81,939	63,868
Depreciation and amortization expenses	57,961	49,972	115,346	100,273
General and administrative expenses	49,796	67,314	101,445	108,443
Income from equity investees	6,604	7,105	13,248	13,056

Operating income	85,525	48,426	206,403	140,438
Interest and other income, net	1,239	2,135	5,735	4,628
Gain on sale of investment	—	—	—	13,361

Earnings before income taxes	86,764	50,561	212,138	158,427
Income taxes	34,713	18,838	81,681	58,984

Net earnings	$52,051	$31,723	$130,457	$99,443

Net earnings per common share - basic	$0.13	$0.08	$0.34	$0.26
Net earnings per common share - diluted	$0.13	$0.08	$0.33	$0.25
Weighted average shares outstanding:
Basic	389,713	384,346	389,186	382,563
Diluted	399,622	397,861	399,427	394,917

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 30,	September 29,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,401	$99,677
Short-term investments - Available-for-sale securities	240,111	217,302
Short-term investments - Trading securities	15,875	10,360
Accounts receivable, net of allowances of $3,719 and $3,680, respectively	103,142	97,573
Inventories	203,212	263,174
Prepaid expenses and other current assets	50,608	42,351
Deferred income taxes, net	43,621	42,206

Total current assets	906,970	772,643
Equity and other investments	111,275	102,929
Property, plant and equipment, net	1,329,905	1,265,756
Other assets	42,071	43,691
Goodwill and other intangible assets	30,706	29,764

TOTAL ASSETS	$2,420,927	$2,214,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,831	$135,994
Accrued compensation and related costs	117,601	105,899
Accrued occupancy costs	46,064	51,195
Accrued taxes	29,195	54,244
Other accrued expenses	87,585	72,289
Deferred revenue	67,524	42,264
Current portion of long-term debt	716	710

Total current liabilities	493,516	462,595
Deferred income taxes, net	27,421	22,496
Long-term debt	4,719	5,076
Other long-term liabilities	726	1,036
Shareholders’ equity:
Common stock and additional paid-in capital - Authorized, 600,000,000; issued and outstanding, 391,467,077 and 388,228,592 shares, respectively, (includes 1,697,100 common stock units in both periods)	931,054	891,040
Other additional paid-in-capital	39,393	39,393
Retained earnings	932,186	801,728
Accumulated other comprehensive loss	(8,088)	(8,581)

Total shareholders’ equity	1,894,545	1,723,580

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,420,927	$2,214,783

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	26 Weeks Ended

	March 30,	March 31,
	2003	2002

OPERATING ACTIVITIES:
Net earnings	$130,457	$99,443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	124,761	107,866
Gain on sale of investment	—	(13,361)
Provision for impairments and asset disposals	(925)	6,971
Deferred income taxes, net	4,199	(11,557)
Equity in income of investees	(4,930)	(6,559)
Tax benefit from exercise of non-qualified stock options	18,020	24,976
Net accretion of discount and amortization of premium on marketable securities	2,648	—
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	60,655	48,672
Accounts receivable	(5,376)	4,281
Accounts payable	6,997	(27,654)
Accrued occupancy	(5,283)	10,071
Accrued taxes	(25,160)	(39,617)
Other accrued expenses	9,613	19,879
Deferred revenue	25,129	12,323
Other operating assets and liabilities	(2,258)	(3,678)

Net cash provided by operating activities	338,547	232,056
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(140,321)	(159,894)
Maturity of available-for-sale securities	62,401	106,260
Sale of available-for-sale securities	52,314	2,000
Net additions to equity, other investments and other assets	(2,897)	(7,744)
Proceeds from sale of equity investment	—	14,843
Additions to property, plant and equipment	(182,011)	(183,607)

Net cash used by investing activities	(210,514)	(228,142)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	52,138	60,215
Principal payments on long-term debt	(350)	(347)
Repurchase of common stock	(30,144)	(1,829)

Net cash provided by financing activities	21,644	58,039
Effect of exchange rate changes on cash and cash equivalents	1,047	(179)

Net increase in cash and cash equivalents	150,724	61,774
CASH AND CASH EQUIVALENTS:
Beginning of period	99,677	51,250

End of the period	$250,401	$113,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$140	$94
Income taxes	$85,171	$86,038

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 13 Weeks and 26 Weeks Ended March 30, 2003 and March 31, 2002

Note 1: Financial Statement Preparation

The consolidated financial statements as of March 30, 2003, and March 31, 2002, and for the 13-week and 26-week periods ended March 30, 2003, and March 31, 2002, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week and 26-week periods ended March 30, 2003, and March 31, 2002, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 29, 2002, is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended September 29, 2002, included in Item 8 in the Fiscal 2002 Annual Report to Shareholders on Form 10-K, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

The results of operations for the 13-week and 26-week periods ended March 30, 2003, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2003.

Investment Accounting Change

In March 2003, Starbucks announced plans to acquire its licensed operations in Austria and Switzerland from its business partner, Bon appétit Group. This acquisition, which is expected to be completed in the Company’s fiscal third quarter, is not expected to significantly impact the Company’s fiscal 2003 financial results.

Due to the Company’s recent ability to exert significant influence over operating and financial policies, management determined that a change in accounting method, from the cost method to the equity method, was required. Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” requires prior period information to be adjusted for the retroactive application of the equity method for the Company’s 19.5% share of net losses.

As shown in the table below, the change to the equity method resulted in a $1.6 million reduction of net earnings for the 13 weeks ended December 29, 2002, and reductions of net earnings for the effects of the accounting change prior to fiscal 2003 of $2.3 million and $0.8 million for the 52 weeks ended September 29, 2002 and September 30, 2001, respectively (in thousands, except earnings per share):

	13 weeks ended	52 weeks ended	52 weeks ended

	December 29,	September 29,	September 30,
	2002	2002	2001

Net earnings, previously reported	$79,973	$215,073	$181,210
Effect of change to equity method	(1,567)	(2,274)	(784)

Net earnings, as restated	$78,406	$212,799	$180,426

Net earnings per common share – basic:
Previously reported	$0.21	$0.56	$0.48

As restated	$0.21	$0.55	$0.48

Net earnings per common share – diluted:
Previously reported	$0.20	$0.54	$0.46

As restated	$0.20	$0.54	$0.46

The following table summarizes the effects of the investment accounting change on net earnings and earnings per share for the periods indicated (in thousands, except earnings per share):

	13 weeks ended				26 weeks ended

	December 30,	March 31,	June 30,	September 29,	March 31,
	2001	2002	2002	2002	2002

Net earnings, previously reported	$68,355	$32,077	$56,174	$58,467	$100,432
Effect of change to equity method	(635)	(354)	(506)	(779)	(989)

Net earnings, as restated	$67,720	$31,723	$55,668	$57,688	$99,443

Net earnings per common share – basic:
Previously reported	$0.18	$0.08	$0.14	$0.15	$0.26

As restated	$0.18	$0.08	$0.14	$0.15	$0.26

Net earnings per common share – diluted:
Previously reported	$0.17	$0.08	$0.14	$0.15	$0.25

As restated	$0.17	$0.08	$0.14	$0.14	$0.25

Note 2: Summary of Significant Accounting Policies

Goodwill and Other Intangible Assets

Starbucks adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2002. As a result, the Company discontinued amortization of its goodwill and indefinite-lived trademarks and determined that provisions for impairment were unnecessary. Impairment tests will be performed on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Had the nonamortization provision of SFAS No. 142 been applied to fiscal 2002, as restated per Note 1, net earnings for the 13-week and 26-week periods ended March 31, 2002, would have been $32.2 million and $100.4 million, respectively, versus restated net earnings of $31.7 million and $99.4 million, respectively. Basic and diluted earnings per share would have remained unchanged for the 13-week and 26-week periods ended March 31, 2002. Definite-lived intangibles, which mainly consist of patents and copyrights, will continue to amortize over their estimated useful lives.

Accounting for Stock-Based Compensation

The Company maintains several stock option plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. Starbucks accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock options issued to employees.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Starbucks elected to early adopt the annual and interim disclosure requirements of SFAS No. 148 as of September 30, 2002.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net earnings	$52,051	$31,723	$130,457	$99,443
Deduct: stock-based compensation expense determined under fair value method, net of tax	(9,788)	(9,653)	(18,304)	(19,973)

Pro forma net income	$42,263	$22,070	$112,153	$79,470

Earnings per share:
Basic – as reported	$0.13	$0.08	$0.34	$0.26
Basic – pro forma	$0.11	$0.06	$0.29	$0.21
Diluted – as reported	$0.13	$0.08	$0.33	$0.25
Diluted – pro forma	$0.11	$0.06	$0.28	$0.20

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recently Issued Accounting Pronouncements

In January 2003, FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The adoption of this Interpretation will not have a material impact on the Company’s consolidated financial position or disclosures.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial position or disclosures.

Note 3: Inventories

Inventories consist of the following (in thousands):

	March 30,	September 29,
	2003	2002

Coffee:
Unroasted	$71,849	$128,173
Roasted	29,875	35,770
Other merchandise held for sale	61,630	65,403
Packaging and other supplies	39,858	33,828

Total	$203,212	$263,174

As of March 30, 2003, the Company had fixed-price purchase contracts for green coffee totaling approximately $286.0 million.

Note 4: Derivative Financial Instruments

Cash Flow Hedges

During the 13-week and 26-week periods ended March 30, 2003, and March 31, 2002, the Company had forward foreign exchange contracts that qualify as hedges of portions of anticipated product and royalty revenues denominated in Japanese yen and Canadian dollars. These contracts expire within 18 months. The Company had accumulated net derivative gains of $0.5 million, net of taxes, in other comprehensive income as of March 30, 2003, related to cash flow hedges. Of this amount, $0.1 million of net derivative gains will be reclassified into earnings within 12 months. There was no ineffectiveness related to cash flow hedges for the 13-week and 26-week periods ended March 30, 2003, and March 31, 2002.

Net Investment Hedges

During the 13-week and 26-week periods ended March 30, 2003, and March 31, 2002, the Company had forward foreign exchange contracts that qualify as hedges of the Company’s net investment in Starbucks Coffee Japan, Ltd. These contracts expire within 20 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net gains of $0.6 million and $1.0 million for the 13-week and 26-week periods ended March 30, 2003, respectively, and net gains of $0.1 million and $0.3 million for the 13-week and 26-week periods ended March 31, 2002, respectively. In addition, the Company had accumulated net derivative losses of $1.4 million, net of taxes, in other comprehensive income as of March 30, 2003.

Note 5: Property, Plant, and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	March 30,	September 29,
	2003	2002

Land	$11,414	$11,310
Buildings	54,465	30,961
Leasehold improvements	1,213,665	1,131,382
Roasting and store equipment	571,632	516,129
Furniture, fixtures and other	348,218	282,068

	2,199,394	1,971,850
Less accumulated depreciation and amortization	(928,382)	(814,427)

	1,271,012	1,157,423
Work in progress	58,893	108,333

Property, plant and equipment, net	$1,329,905	$1,265,756

Note 6: Shareholders’ Equity

In June 2002, the Company’s Board of Directors authorized the repurchase of up to 10.0 million shares of common stock in the open market. During the 26 weeks ended March 30, 2003, Starbucks acquired 1.5 million shares at an average price of $20.63 per share, for a total cost of $30.1 million. During fiscal year 2002, the Company acquired 2.1 million shares under this program at an average price of $19.81 per share, for a total cost of $42.0 million. All repurchases were effected through Morgan Stanley & Co. Incorporated. As of March 30, 2003, there were 6.4 million additional shares available for repurchase under this program.

In March 2003, the Company’s Board of Directors authorized an additional program to repurchase up to 10.0 million shares of the Company’s common stock. The Board of Directors also authorized management to repurchase shares under any of the Company’s programs pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934.

Note 7: Comprehensive Income

Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net earnings	$52,051	$31,723	$130,457	$99,443
Unrealized holding gains/(losses) on cash flow hedging instruments	(34)	587	(515)	1,827
Unrealized holding gains/(losses) on net investment hedging investments	230	136	(836)	1,305
Unrealized holding gains/(losses) on available-for-sale securities	(4)	92	31	54
Reclassification adjustment for (gains)/losses realized in net income	153	(641)	123	(1,807)

Net unrealized gain/(loss)	345	174	(1,197)	1,379
Translation adjustment	1,767	(1,789)	1,690	(16,330)

Total comprehensive income	$54,163	$30,108	$130,950	$84,492

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

Note 8: Earnings Per Share

The following table represents the calculation of net earnings per common share – basic (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net earnings	$52,051	$31,723	$130,457	$99,443
Weighted average common shares and common stock units outstanding	389,713	384,346	389,186	382,563

Net earnings per common share - basic	$0.13	$0.08	$0.34	$0.26

The following table represents the calculation of net earnings per common and common equivalent share – diluted (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net earnings	$52,051	$31,723	$130,457	$99,443
Weighted average common shares and common stock units outstanding	389,713	384,346	389,186	382,563
Dilutive effect of outstanding common stock options	9,909	13,515	10,241	12,354

Weighted average common and common equivalent shares outstanding	399,622	397,861	399,427	394,917

Net earnings per common and common equivalent share - diluted	$0.13	$0.08	$0.33	$0.25

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. For the 13-week periods ended March 30, 2003, and March 31, 2002, these options totaled 0.8 million and 0.5 million, respectively, during which periods the average market price of the Company’s common stock was $22.60 and $22.43, respectively. For the 26-week periods ended March 30, 2003, and March 31, 2002, these options totaled 1.4 million and 8.8 million, respectively, during which periods the average market price of the Company’s common stock was $22.24 and $20.10, respectively.

Note 9: Guarantees

In November, 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 on September 30, 2002.

The Company has unconditionally guaranteed the repayment of certain yen denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of March 30, 2003, the maximum amount of the guarantees was approximately $11.6 million.

Note 10: Commitments and Contingencies

On June 20, 2001, and July 2, 2001, two class action lawsuits against the Company entitled James Carr, et al. v. Starbucks Corporation and Olivia Shields, et al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. On April 19, 2002, Starbucks announced that it had reached an agreement to settle both lawsuits and fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Accordingly, in March 2002, Starbucks recorded an $18.0 million charge for the estimated claims to eligible class members, attorneys’ fees and costs, and costs of a third-party claims administrator, as well as applicable employer payroll taxes. On December 17, 2002, the settlement was approved. As expected, all class member attorneys’ fees and costs, and costs of the third-party claims administrator have been paid as of the second quarter of fiscal 2003, as have nearly all claims to eligible class members along with applicable employer payroll taxes. The Company expects that the few remaining claims to eligible class members, along with applicable payroll taxes, will be paid in the third quarter of fiscal 2003.

In addition to the California lawsuits described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Note 11: Segment Reporting

Starbucks is organized into a number of business units, which correspond to the Company’s operating segments. Revenues from these segments include both sales to unaffiliated customers and sales between segments, which are accounted for on a basis consistent with sales to unaffiliated customers. Segment information has been prepared using a management approach that is consistent with the basis and manner in which the Company’s management internally reviews financial information for operational decision making purposes. Included in the information below are intersegment transactions, consisting primarily of product sales and related cost of sales to and from subsidiaries and equity method investees. However, these intersegment transactions have been eliminated on the accompanying consolidated financial statements.

The tables below present information by operating segment (in thousands):

				Intersegment
	North		All other	eliminations/
	American	Business	business	Unallocated
13 Weeks Ended	Retail	Alliances	units	corporate(1)	Total

March 30, 2003
Total net revenues	$741,552	$71,295	$178,098	$(36,739)	$954,206
Earnings before income taxes	115,897	13,502	13,522	(56,157)	86,764
Depreciation and amortization expenses	41,642	1,755	7,057	7,507	57,961
Income from equity investees	—	—	2,600	4,004	6,604

March 31, 2002
Total net revenues	$616,618	$53,374	$126,814	$(13,589)	$783,217
Earnings before income taxes	99,812	11,424	12,803	(73,478)	50,561
Depreciation and amortization expenses	35,095	1,401	6,491	6,985	49,972
Income from equity investees	—	—	4,021	3,084	7,105

				Intersegment
	North		All other	eliminations/
	American	Business	business	Unallocated
26 Weeks Ended	Retail	Alliances	units	corporate(1)	Total

March 30, 2003
Total net revenues	$1,523,739	$142,921	$360,711	$(69,639)	$1,957,732
Earnings before income taxes	265,800	29,201	28,676	(111,539)	212,138
Depreciation and amortization expenses	82,159	3,591	14,141	15,455	115,346
Income from equity investees	—	—	5,508	7,740	13,248

March 31, 2002
Total net revenues	$1,250,473	$107,349	$260,013	$(29,283)	$1,588,552
Earnings before income taxes	210,748	26,095	30,086	(108,502)	158,427
Depreciation and amortization expenses	71,335	2,893	12,643	13,402	100,273
Income from equity investees	—	—	6,752	6,304	13,056

(1) Unallocated corporate includes general and administrative expenses, certain depreciation expenses on general and administrative related assets, as well as amounts included in “Interest and other income, net” and “Gain on sale of investment” on the accompanying consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

	13 Weeks Ended		26 Weeks Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net revenues from external customers:
United States	$818,349	$678,393	$1,679,966	$1,374,741
Foreign countries	135,857	104,824	277,766	213,811

Total	$954,206	$783,217	$1,957,732	$1,588,552

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of retail revenues from the United Kingdom and Canada, which together account for approximately 76% of these revenues, as well as specialty revenues generated from product sales to international licensees. No customer accounts for 10% or more of the Company’s revenues.

Note 12 – Subsequent Event

On April 16, 2003, the Company entered into an agreement to acquire Seattle Coffee Company, which includes the Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands, from AFC Enterprises, Inc. The $72.0 million, all-cash transaction to purchase the outstanding stock of Seattle Coffee Company is expected to close during the Company’s fiscal fourth quarter, subject to certain conditions and standard regulatory review. The Company expects to incur certain systems and other integration costs related to the pending acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Certain statements herein, including anticipated Company-operated and international store openings, planned capital expenditures, and expected cash requirements and other trends in or expectations regarding Starbucks Corporation’s operations and financial results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the effect of slowing United States and international economies, economic ramifications of the war in the Middle East, any incidents of terrorism, or other international events or developments, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. The Company is under no obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2002 had 52 weeks. The fiscal year ending on September 28, 2003, will also include 52 weeks. The fiscal year ending on September 27, 2004, will include 53 weeks.

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) is organized into a number of business units, which correspond to the Company’s operating segments. Revenues from these segments include both sales to unaffiliated customers and sales between segments, which are accounted for on a basis consistent with sales to unaffiliated customers. Segment information has been prepared using a management approach that is consistent with the basis and manner in which the Company’s management internally reviews financial information for operational decision making purposes. However, intersegment revenues, consisting primarily of product sales to and from subsidiaries and equity method investees, and other intersegment transactions have been eliminated for Management’s Discussion & Analysis to comply with accounting principles generally accepted in the United States of America.

Investment Accounting Change

In March 2003, Starbucks announced plans to acquire its licensed operations in Austria and Switzerland from its business partner, Bon appétit Group. This acquisition, which is expected to be completed in the Company’s fiscal third quarter, is not expected to significantly impact the Company’s fiscal 2003 financial results.

Due to the Company’s recent ability to exert significant influence over operating and financial policies, management determined that a change in accounting method, from the cost method to the equity method, was required. Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” requires prior period information to be adjusted for the retroactive application of the equity method for the Company’s 19.5% share of net losses.

As shown in the table below, the change to the equity method resulted in a $1.6 million reduction of net earnings for the 13 weeks ended December 29, 2002, and reductions of net earnings for the effects of the accounting change prior to fiscal 2003 of $2.3 million and $0.8 million for the 52 weeks ended September 29, 2002 and September 30, 2001, respectively (in thousands, except earnings per share):

	13 weeks ended	52 weeks ended	52 weeks ended

	December 29,	September 29,	September 30,
	2002	2002	2001

Net earnings, previously reported	$79,973	$215,073	$181,210
Effect of change to equity method	(1,567)	(2,274)	(784)

Net earnings, as restated	$78,406	$212,799	$180,426

Net earnings per common share – basic:
Previously reported	$0.21	$0.56	$0.48

As restated	$0.21	$0.55	$0.48

Net earnings per common share – diluted:
Previously reported	$0.20	$0.54	$0.46

As restated	$0.20	$0.54	$0.46

The following table summarizes the effects of the investment accounting change on net earnings and earnings per share for the periods indicated (in thousands, except earnings per share):

	13 weeks ended				26 weeks ended

	December 30,	March 31,	June 30,	September 29,	March 31,
	2001	2002	2002	2002	2002

Net earnings, previously reported	$68,355	$32,077	$56,174	$58,467	$100,432
Effect of change to equity method	(635)	(354)	(506)	(779)	(989)

Net earnings, as restated	$67,720	$31,723	$55,668	$57,688	$99,443

Net earnings per common share – basic:
Previously reported	$0.18	$0.08	$0.14	$0.15	$0.26

As restated	$0.18	$0.08	$0.14	$0.15	$0.26

Net earnings per common share – diluted:
Previously reported	$0.17	$0.08	$0.14	$0.15	$0.25

As restated	$0.17	$0.08	$0.14	$0.14	$0.25

Results of Operations for the 13 Weeks Ended March 30, 2003, and March 31, 2002

CONSOLIDATED RESULTS

Net revenues for the 13 weeks ended March 30, 2003, increased 21.8% to $954.2 million from $783.2 million for the corresponding period in fiscal 2002. During the 13-week period ended March 30, 2003, Starbucks derived approximately 85% of net revenues from its Company-operated retail stores. Retail revenues include North American Retail and international retail business units. The remaining 15% of net revenues was derived from the Company’s non-retail business units, including Business Alliances, international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses (collectively known as “Specialty Operations”).

Cost of sales and related occupancy costs were 41.1% of net revenues for the second quarter of fiscal 2003 as compared to 40.9% for the corresponding period in fiscal 2002. The increase was primarily due to higher green coffee and distribution costs, partially offset by lower dairy expenses.

Store operating expenses as a percentage of retail revenues increased to 41.0% for the 13 weeks ended March 30, 2003, from 40.8% for the corresponding period in fiscal 2002. The increase was primarily due to increased marketing expenditures, and to a lesser extent, maintenance costs for store equipment for the Company’s North American retail operations. Partially offsetting these increases were lower provisions for asset impairment and store remodels for international operations.

Other operating expenses (expenses associated with the Company’s Specialty Operations) increased to 30.2% of specialty revenues for the 13 weeks ended March 30, 2003, compared to 28.2% for the corresponding period in fiscal 2002. The increase was primarily due to a $2.0 million provision associated with dissolving the Company’s licensed Israel operations and higher payroll-related expenditures for non-retail channels.

Depreciation and amortization expenses increased to $58.0 million for the 13 weeks ended March 30, 2003, from $50.0 million in the corresponding period in fiscal 2002 due to the opening of additional North American and international Company-operated retail stores.

General and administrative expenses decreased to $49.8 million for the 13 weeks ended March 30, 2003, from $67.3 million in the same period in fiscal 2002, primarily due to the $18.0 million charge for the litigation settlement of two California class action lawsuits recorded last year. Excluding the litigation charge, general and administrative expenses increased slightly over the comparable period in fiscal 2002 due to higher payroll-related expenditures.

Income from equity investees was $6.6 million for the 13 weeks ended March 30, 2003, compared to $7.1 million in the corresponding period of fiscal 2002. The decrease was primarily due to sustained negative comparable store sales growth adversely affecting the net earnings of Starbucks Coffee Japan, Ltd. This was partially offset by both The North American Coffee Partnership and the Starbucks Ice Cream Partnership, which continued to experience improved profitability from extensions of their product lines, as well as cost of sales improvements attributable to lower direct costs and manufacturing efficiencies.

Operating income increased to $85.5 million for the 13 weeks ended March 30, 2003, from $48.4 million in the corresponding period in fiscal 2002, primarily due to revenue growth as discussed above and the impact of the $18.0 million litigation settlement charge recorded in the prior year. The operating margin increased to 9.0% of total net revenues in the 13 weeks ended March 30, 2003, compared to 6.2% in the same period in fiscal 2002, primarily due to the impact of the $18.0 million litigation settlement charge.

Interest and Other Income, Net

Net interest and other income decreased to $1.2 million during the 13 weeks ended March 30, 2003, from $2.1 million in the same period of fiscal 2002, primarily due to higher foreign exchange losses realized on transactions based in currencies other than the United States dollar.

Income Taxes

The effective tax rate for the 13 weeks ended March 30, 2003, was 40.0%, compared to 37.3% in the corresponding period of fiscal 2002, as a result of a shift in the composition of the Company’s pre-tax earnings in fiscal 2003. Operations based in the United States were more profitable than expected, and international operations, which are in various phases of development, generated greater non-deductible losses than anticipated. The year-to-date effective tax rate was 38.5%, and management expects it to be 38.5% for the remainder of fiscal 2003.

SEGMENT RESULTS

The table below presents total net revenues and operating income by operating segment, net of intersegment eliminations (in thousands):

	North		All other
	American	Business	business	Unallocated
13 Weeks Ended	Retail	Alliances	units	corporate (2)	Total

March 30, 2003
Total net revenues(1)	$741,552	$71,295	$141,359	$—	$954,206
Operating income	115,897	13,502	12,679	(56,553)	85,525

March 31, 2002
Total net revenues (1)	$616,618	$53,374	$113,225	$—	$783,217
Operating income	99,812	11,424	12,989	(75,799)	48,426

(1)	Included in all other business units are revenues for the Company’s international retail business unit of $67,765 and $47,644 for the 13 weeks ended March 30, 2003 and March 31, 2002, respectively. Revenues for both North American Retail and international retail are reflected in “Retail” revenues, and all other revenues are included in “Specialty” revenues on the accompanying consolidated statements of earnings.

(2)	Unallocated corporate includes general and administrative expenses and certain depreciation expenses on general and administrative related assets.

North American Retail

North American Retail sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United States and Canada. North American Retail revenues increased by $125 million, or 20.3%, to $741.6 million for the 13 weeks ended March 30, 2003, from $616.6 million for the corresponding period of fiscal 2002, primarily due to the opening of new retail stores and an increase in comparable store sales of 7% for the period. The increase in comparable store sales was primarily due to higher transaction volume. Management believes increased customer traffic continues to be driven by customer satisfaction, new product innovation and expansion of the Company’s capacity to satisfy customer demand through enhanced technology, training and execution at retail stores.

Operating income for North American Retail increased 16.1% to $115.9 million for the 13 weeks ended March 30, 2003, from $99.8 million in the corresponding period in fiscal 2002. The North American Retail operating margin decreased to 15.6% of related revenues from 16.2% in the prior year, primarily due to higher marketing expenditures.

Business Alliances

Business Alliances sells whole bean and ground coffees to foodservice accounts. In addition, Business Alliances sells coffee and related products for resale through North American retail store licensing agreements and receives license fees and royalties. Business Alliances revenues increased by $17.9 million, or 33.6%, to $71.3 million for the 13 weeks ended March 30, 2003, from $53.4 million in the corresponding period in fiscal 2002, primarily due to the opening of new licensed stores and the resulting increase in royalty revenues from and product sales to those licensees.

Operating income for Business Alliances increased by 18.2% to $13.5 million for the 13 weeks ended March 30, 2003, from $11.4 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 18.9% of related revenues from 21.4% in the prior year due to a shift in sales mix to lower margin non-coffee products and due to higher green coffee costs.

All other business units (including international retail, net of related intersegment eliminations)

The remainder of the Company’s business units include international retail (comprised of international Company-operated retail stores), international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses. Revenues for all other business units increased by $28.2 million, or 24.8%, to $141.4 million for the 13 weeks ended March 30, 2003, from $113.2 million in the corresponding period in fiscal 2002. This increase was mainly related to growth in the number of international licensed and Company-operated retail stores.

Operating income for all other business units decreased to $12.7 million for the 13 weeks ended March 30, 2003, from $13.0 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 9.0% of related revenues from 11.5% in the prior year, primarily due to a shift in sales mix to lower margin non-coffee items as well as higher distribution and green coffee costs, partially offset by increased licensing revenues.

Results of Operations for the 26 Weeks Ended March 30, 2003, and March 31, 2002

CONSOLIDATED RESULTS

Net revenues for the 26 weeks ended March 30, 2003, increased 23.2% to $2.0 billion from $1.6 billion for the corresponding period in fiscal 2002. During the 26-week period ended March 30, 2003, Starbucks derived approximately 85% of net revenues from its Company-operated retail stores and 15% from its Specialty Operations.

Cost of sales and related occupancy costs were 41.4% of net revenues for the first 26 weeks of fiscal 2003 and for the corresponding period in fiscal 2002. Although there was no change as a percentage of net revenues, the Company experienced higher green coffee and distribution costs, which were offset by lower dairy expenses.

Store operating expenses as a percentage of retail revenues remained constant at 39.5% for the 26 weeks ended March 30, 2003, and for the corresponding period in fiscal 2002. Both the North American and international retail business units experienced strong revenue growth and recorded lower provisions for asset impairment and store remodels in fiscal 2003. The resulting leverage gained from expenditures being distributed over an expanded revenue base was partially offset by higher advertising expenditures and equipment maintenance costs for North American Company-operated retail stores.

Other operating expenses (expenses associated with the Company’s Specialty Operations) increased to 27.4% of specialty revenues for the 26 weeks ended March 30, 2003, compared to 26.4% for the corresponding period in fiscal 2002. The increase is primarily the result of costs associated with dissolving the Company’s licensed Israel operations, as well as higher payroll-related expenditures to support the Company’s expansion of other non-retail channels.

Depreciation and amortization expenses increased to $115.3 million for the 26 weeks ended March 30, 2003, from $100.3 million in the corresponding period in fiscal 2002 primarily due to the opening of an additional 445 North American and 67 international Company-operated retail stores in the last 12 months.

General and administrative expenses decreased to $101.4 million for the 26 weeks ended March 30, 2003, from $108.4 million in the same period in fiscal 2002, which included an $18.0 million charge for the litigation settlement of two California class action lawsuits. Excluding the litigation charge, general and administrative expenses increased slightly over the comparable period in fiscal 2002 due to higher payroll-related expenditures.

Income from equity investees was $13.2 million for the 26 weeks ended March 30, 2003, compared to $13.1 million in the corresponding period of fiscal 2002. The increase was primarily due to both The North American Coffee Partnership and the Starbucks Ice Cream Partnership, which continued to experience improved profitability from extensions of their product lines, as well as cost of sales improvements attributable to lower direct costs and manufacturing efficiencies. These increases were partially offset by sustained negative comparable store sales growth adversely affecting the net earnings of Starbucks Coffee Japan, Ltd.

Operating income increased to $206.4 million for the 26 weeks ended March 30, 2003, from $140.4 million in the corresponding period in fiscal 2002, primarily due to revenue growth as discussed above and the impact of the $18.0 million litigation settlement charge recorded in the prior year. The operating margin increased to 10.5% of total net revenues in the 26 weeks ended March 30, 2003, compared to 8.8% in the same period in fiscal 2002, primarily due to the impact of the 18.0 million litigation settlement charge.

Interest and Other Income, Net

Net interest and other income, which primarily consists of investment income, increased to $5.7 million in the first 26 weeks of fiscal 2003, from $4.6 million in the same period of fiscal 2002. Higher interest income generated from increased cash, cash equivalents and short-term investments was partially offset by lower gains realized on sales of the Company’s available-for-sale securities.

Gain on Sale of Investment

A one-time gain on the sale of the Company’s investment in Starbucks Coffee Japan, Ltd. of $13.4 million was recorded in the first quarter of fiscal 2002. There was no similar transaction in the 26-week period ended March 30, 2003.

Income Taxes

The Company’s effective tax rate for the 26 weeks ended March 30, 2003, was 38.5% compared to 37.2% in the corresponding period of fiscal 2002 as a result of a shift in the composition of the Company’s pre-tax earnings in fiscal 2003. Operations based in the United States were more profitable than expected, and international operations, which are in various phases of development, generated greater non-deductible losses than anticipated. Management expects the effective tax rate to be 38.5% for the remainder of fiscal 2003.

SEGMENT RESULTS

The table below presents total net revenues and operating income by operating segment, net of intersegment eliminations (in thousands):

	North		All other
	American	Business	business	Unallocated
26 Weeks Ended	Retail	Alliances	units	corporate(2)	Total

March 30, 2003
Total net revenues (1)	$1,523,739	$142,921	$291,072	$—	$1,957,732
Operating income	265,800	29,201	27,552	(116,150)	206,403

March 31, 2002
Total net revenues (1)	$1,250,473	$107,349	$230,730	$—	$1,588,552
Operating income	210,748	26,095	29,805	(126,210)	140,438

(1)	Included in all other business units are revenues for the Company’s international retail business unit of $135,064 and $96,054 for the 26 weeks ended March 30, 2003 and March 31, 2002, respectively. Revenues for both North American Retail and international retail are reflected in “Retail” revenues, and all other revenues are included in “Specialty” revenues on the accompanying consolidated statements of earnings.

(2)	Unallocated corporate includes general and administrative expenses and certain depreciation expenses on general and administrative related assets.

North American Retail

North American Retail sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United States and Canada. North American Retail revenues increased by $273.3 million, or 21.9% to $1.5 billion for the 26 weeks ended March 30, 2003, from $1.3 billion for the corresponding period of fiscal 2002, due to the opening of new retail stores and an increase in comparable store sales of 8% for the period. The increase in comparable store sales was primarily due to higher transaction volume. Management believes increased customer traffic continues to be driven by customer satisfaction, new product innovation and expansion of the Company’s capacity to satisfy customer demand through enhanced technology, training and execution at retail stores.

Operating income for North American Retail increased by 26.1% to $265.8 million for the 26 weeks ended March 30, 2003, from $210.7 million in the corresponding period in fiscal 2002. The North American Retail operating margin increased to 17.4% of related revenues from 16.9% in the prior year, primarily due to strong revenue growth as discussed above and the resulting leverage gained from expenditures being distributed over an expanded revenue base. Partially offsetting these favorable items was increased advertising expenditures for North American Company-operated retail stores.

Business Alliances

Business Alliances sells whole bean and ground coffees to foodservice accounts. In addition, Business Alliances sells coffee and related products for resale through North American retail store licensing agreements and receives license fees and royalties. Business Alliances revenues increased by $35.6 million, or 33.1%, to $142.9 million for the 26 weeks ended March 30, 2003, from $107.3 million in the corresponding period in fiscal 2002, primarily due to the opening of new licensed stores and the resulting increase in royalty revenues from and product sales to those licensees.

Operating income for Business Alliances increased by 11.9% to $29.2 million for the 26 weeks ended March 30, 2003, from $26.1 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 20.4% of related revenues from 24.3% in the prior year due to a shift in sales mix to lower margin non-coffee products and higher green coffee costs.

All other business units (including international retail, net of related intersegment eliminations)

The remainder of the Company’s business units include international retail (comprised of international Company-operated retail stores), international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses. Revenues for all other business units increased by $60.3 million, or 26.2%, to $291.1 million for the 26 weeks ended March 30, 2003, from $230.7 million in the corresponding period in fiscal 2002. This increase was mainly related to growth in the number of international licensed and Company-operated retail stores.

Operating income for all other business units decreased to $27.6 million for the 26 weeks ended March 30, 2003, from $29.8 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 9.5% of related revenues from 12.9% in the prior year, primarily due to a shift in sales mix to lower margin non-coffee items as well as higher green coffee and distribution costs, partially offset by increased licensing revenues.

Store Data

The following table summarizes the Company’s systemwide retail store information as of and for the 26-week periods ended:

	March 30, 2003		March 31, 2002

	Stores	Net Stores	Stores	Net Stores
	Open	Added	Open	Added

Continental North America:
Company-operated Stores	3,723	227	3,278	307
Licensed Stores	1,229	151	962	153

	4,952	378	4,240	460
International:
Company-operated Stores	417	33	350	55
Licensed Stores	1,089	161	778	144

	1,506	194	1,128	199

Total Stores	6,458	572	5,368	659

For the 52 weeks ending September 28, 2003, Starbucks currently expects to open approximately 1,200 new stores; including approximately 525 Company-operated and 275 licensed stores in North America, and approximately 75 Company-operated and 325 licensed stores, internationally.

Liquidity and Capital Resources

Cash and cash equivalents increased by $150.7 million for the 26 weeks ended March 30, 2003, to $250.4 million. The Company ended the period with $506.4 million in total cash and cash equivalents and short-term investments. Working capital as of March 30, 2003, totaled $413.5 million compared to $250.0 million as of March 31, 2002. The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses, such as the acquisition of Seattle Coffee Company (See “Subsequent Event”). Depending on market conditions, Starbucks may acquire additional shares of its common stock pursuant to its stock repurchase programs.

Cash provided by operating activities totaled $338.5 million for the first 26 weeks of fiscal 2003, resulting primarily from net earnings of $130.5 million and non-cash items of $143.8 million. The decrease in inventory following the holiday season provided $60.7 million, and the increase in deferred revenue due to the growth of Starbucks card balances not yet redeemed provided $25.1 million. The changes in accounts payable and accrued taxes, resulting from differences in the timing of purchases and payments, used $18.2 million. The change in other accrued expenses in the prior year included the $18.0 million litigation settlement charge.

Cash used by investing activities for the first 26 weeks of fiscal 2003 totaled $210.5 million. This included capital additions to property, plant and equipment of $182.0 million related to opening 260 new Company-operated retail stores and remodeling certain existing stores, acquiring a corporate aircraft and the construction of the Company’s roasting and distribution facility in Nevada. The net activity in the Company’s portfolio of available-for-sale securities during the 26-week period used $25.6 million.

Cash provided by financing activities for the first 26 weeks of fiscal 2003 totaled $21.6 million. The exercise of stock options and sale of stock under the Company’s employee stock purchase plan provided $47.7 million. During the period, the Company repurchased 1.5 million shares of its common stock at an average price of $20.63 per share in accordance with a repurchase program authorized in June 2002, using $30.1 million of cash. These repurchases were effected through Morgan Stanley & Co. Incorporated. There were approximately 6.4 million additional shares authorized for repurchase under the June 2002 program as of March 30, 2003. In March 2003, the Company announced an additional share repurchase program to acquire up to 10.0 million shares of the Company’s common stock. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant.

Cash requirements for the remainder of fiscal 2003, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company also anticipates incurring additional expenditures for remodeling certain existing stores and enhancing its production capacity and information systems. Management expects capital expenditures for the remainder of fiscal 2003 to be in the range of $220 million to $240 million.

Management believes that existing cash and investments plus cash generated from operations will be sufficient to finance capital requirements for its existing core businesses through fiscal 2003, as well as $72.0 million for the acquisition of Seattle Coffee Company (See “Subsequent Event”).

Guarantees of Indebtedness of Others

In November, 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 on September 30, 2002.

The Company has unconditionally guaranteed the repayment of certain yen denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of March 30, 2003, the maximum amount of the guarantees was approximately $11.6 million.

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of March 30, 2003, the Company had approximately $286.0 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through 2003. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

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

Recently Issued Accounting Pronouncements

Starbucks adopted Statement of Financial Accounting Standard (“SFAS’) No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2002. As a result, the Company discontinued amortization of its goodwill and indefinite-lived trademarks and determined that provisions for impairment were unnecessary. Impairment tests will be performed on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Had the nonamortization provision of SFAS No. 142 been applied to fiscal 2002, as restated, net earnings for the 13-week and 26-week periods ended March 31, 2002, would have been $32.2 million and $100.4 million, respectively, versus restated net earnings of $31.7 million and $99.4 million, respectively. Basic and diluted earnings per share would have remained unchanged for the 13-week and 26-week periods ended March 31, 2002. Definite-lived intangibles, which mainly consist of patents and copyrights, will continue to amortize over their estimated useful lives.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Starbucks elected to early adopt the annual and interim disclosure requirements of SFAS No. 148 as of September 30, 2002.

In January 2003, FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The adoption of this Interpretation will not have a material impact on the Company’s consolidated financial position or disclosures.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial position or disclosures.

Subsequent Event

On April 16, 2003, the Company entered into an agreement to acquire Seattle Coffee Company, which includes the Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands, from AFC Enterprises, Inc. The $72.0 million, all-cash transaction to purchase the outstanding stock of Seattle Coffee Company is expected to close during the Company’s fiscal fourth quarter, subject to certain conditions and standard regulatory review. The Company expects to incur certain systems and other integration costs related to the pending acquisition.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 20, 2001, and July 2, 2001, two class action lawsuits against the Company entitled James Carr, et al. v. Starbucks Corporation and Olivia Shields, et al. v. Starbucks Corporation were filed in the Superior Courts of California, Alameda and Los Angeles Counties, respectively. On April 19, 2002, Starbucks announced that it had reached an agreement to settle both lawsuits and fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. Accordingly, in March 2002, Starbucks recorded an $18.0 million charge for the estimated claims to eligible class members, attorneys’ fees and costs, and costs of a third-party claims administrator, as well as applicable employer payroll taxes. On December 17, 2002, the settlement was approved. As expected, all class member attorneys’ fees and costs, and costs of the third-party claims administrator have been paid as of the second quarter of fiscal 2003, as have nearly all claims to eligible class members along with applicable employer payroll taxes. The Company expects that the few remaining claims to eligible class members, along with applicable payroll taxes, will be paid in the third quarter of fiscal 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on March 25, 2003, the shareholders (i) elected four Class 1 directors to serve until the Annual Meeting of Shareholders to be held in early 2006, (ii) ratified the Board’s selection of Deloitte & Touche LLP to serve as independent auditors for fiscal 2003, (iii) rejected a shareholder proposal to identify and label all food products manufactured or sold by the Company that may contain genetically modified ingredients, (iv) and rejected a shareholder proposal to adopt a policy of expensing all future stock options issued by the Company in the Company’s annual income statement.

The table below shows the results of the shareholders’ voting:

	Votes in		Votes Withheld/	Broker
	Favor	Votes Against	Abstentions	Non-Votes

Election of Class 1 Directors:
Howard P. Behar	344,961,767	N/A	5,282,253	0
James G. Shennan, Jr.	342,685,973	N/A	7,558,047	0
Myron E. Ullman, III	344,679,745	N/A	5,564,275	0
Craig E. Weatherup	342,685,637	N/A	7,558,383	0

Ratification of independent auditors	335,224,039	12,252,416	2,747,565	0

Shareholder proposal to identify and label all food products that may contain genetically modified ingredients	14,390,964	233,386,505	10,591,234	91,875,317

Shareholder proposal to adopt a policy of expensing all future stock options issued by the Company in the Company’s annual income statement	106,004,616	144,338,754	8,025,333	91,875,317

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit
No.	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

May 12, 2003	By:	/s/ MICHAEL CASEY

Michael Casey executive vice president and chief financial officer

Signing on behalf of the registrant and as principal financial officer

STARBUCKS CORPORATION

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Orin C. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starbucks Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ ORIN C. SMITH

Orin C. Smith president and chief executive officer

STARBUCKS CORPORATION

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael Casey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starbucks Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ MICHAEL CASEY

Michael Casey executive vice president and chief financial officer

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1