Form 10-Q
period 2003-06-29
STARBUCKS CORP
filed 2003-08-08
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 6, 2003

Common Stock, par value $0.001 per share	391,085,992

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 29, 2003

		Page

PART I. FINANCIAL INFORMATION
Item 1	Financial Statements:
	Consolidated Statements of Earnings	1
	Consolidated Balance Sheets	2
	Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	22
Item 6	Exhibits and Reports on Form 8-K	22
Signatures		23
Index to Exhibits		E1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		39 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net revenues:
Retail	$877,754	$711,834	$2,536,557	$2,058,361
Specialty	159,022	123,324	457,951	365,349

Total net revenues	1,036,776	835,158	2,994,508	2,423,710
Cost of sales and related occupancy costs	425,709	337,401	1,236,968	994,511
Store operating expenses	361,835	291,445	1,016,423	822,921
Other operating expenses	41,946	29,269	123,885	93,137
Depreciation and amortization expenses	59,764	50,873	175,110	151,146
General and administrative expenses	49,325	46,997	150,770	155,440
Income from equity investees	7,917	8,030	21,165	21,085

Operating income	106,114	87,203	312,517	227,640
Interest and other income, net	5,115	1,456	10,850	6,084
Gain on sale of investment	—	—	—	13,361

Earnings before income taxes	111,229	88,659	323,367	247,085
Income taxes	42,815	32,991	124,496	91,974

Net earnings	$68,414	$55,668	$198,871	$155,111

Net earnings per common share — basic	$0.17	$0.14	$0.51	$0.40
Net earnings per common share — diluted	$0.17	$0.14	$0.50	$0.39
Weighted average shares outstanding:
Basic	392,072	388,155	390,126	384,433
Diluted	402,664	401,191	400,544	397,179

     See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 29,	September 29,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,638	$99,677
Short-term investments — Available-for-sale securities	282,879	217,302
Short-term investments — Trading securities	18,789	10,360
Accounts receivable, net of allowances of $2,777 and $3,680, respectively	107,472	97,573
Inventories	280,239	263,174
Prepaid expenses and other current assets	62,291	42,351
Deferred income taxes, net	47,584	42,206

Total current assets	1,062,892	772,643
Equity and other investments	119,339	102,929
Property, plant and equipment, net	1,346,525	1,265,756
Other assets	44,167	43,691
Goodwill and other intangible assets	31,202	29,764

TOTAL ASSETS	$2,604,125	$2,214,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,499	$135,994
Accrued compensation and related costs	136,094	105,899
Accrued occupancy costs	53,943	51,195
Accrued taxes	48,212	54,244
Other accrued expenses	104,403	72,289
Deferred revenue	74,648	42,264
Current portion of long-term debt	719	710

Total current liabilities	598,518	462,595
Deferred income taxes, net	23,298	22,496
Long-term debt	4,542	5,076
Other long-term liabilities	948	1,036
Shareholders’ equity:
Common stock and additional paid-in capital — Authorized, 600,000,000; issued and outstanding, 391,596,947 and 388,228,592 shares, respectively, (includes 1,697,100 common stock units in both periods)	925,283	891,040
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,000,599	801,728
Accumulated other comprehensive income/(loss)	11,544	(8,581)

Total shareholders’ equity	1,976,819	1,723,580

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,604,125	$2,214,783

     See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	39 Weeks Ended

	June 29, 2003	June 30, 2002

OPERATING ACTIVITIES:
Net earnings	$198,871	$155,111
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	190,654	162,764
Gain on sale of investment	—	(13,361)
Provision for impairments and asset disposals	5,007	19,324
Deferred income taxes, net	(4,037)	10,310
Equity in income of investees	(7,689)	(11,042)
Tax benefit from exercise of non-qualified stock options	23,328	43,260
Net accretion of discount and amortization of premium on marketable securities	4,312	—
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(15,081)	2,970
Prepaid expenses and other current assets	(19,856)	(17,367)
Accounts payable	40,248	(7,662)
Accrued compensation and related costs	28,638	25,628
Accrued occupancy costs	2,390	13,130
Accrued taxes	(6,326)	(51,501)
Deferred revenue	32,017	17,512
Other operating assets and liabilities	15,103	20,637

Net cash provided by operating activities	487,579	369,713
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(271,556)	(272,646)
Maturity of available-for-sale securities	132,558	129,260
Sale of available-for-sale securities	69,178	36,849
Net additions to equity, other investments and other assets	(8,807)	(9,015)
Proceeds from sale of equity investment	—	14,843
Additions to property, plant and equipment	(259,179)	(269,117)

Net cash used by investing activities	(337,806)	(369,826)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	72,298	100,111
Principal payments on long-term debt	(525)	(522)
Repurchase of common stock	(61,242)	(1,829)

Net cash provided by financing activities	10,531	97,760
Effect of exchange rate changes on cash and cash equivalents	3,657	1,282

Net increase in cash and cash equivalents	163,961	98,929
CASH AND CASH EQUIVALENTS:
Beginning of period	99,677	51,250

End of the period	$263,638	$150,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$226	$200
Income taxes	$112,381	$91,486

     See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 39 Weeks Ended June 29, 2003 and June 30, 2002

Note 1: Financial Statement Preparation

The consolidated financial statements as of June 29, 2003, and June 30, 2002, and for the 13-week and 39-week periods ended June 29, 2003, and June 30, 2002, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week and 39-week periods ended June 29, 2003, and June 30, 2002, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

The results of operations for the 13-week and 39-week periods ended June 29, 2003, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2003.

Investment Accounting Change

During the second fiscal quarter of 2003, Starbucks reached agreement to acquire its licensed operations in Austria and Switzerland, which enabled the Company to exert significant influence over the operating and financial policies of these entities. As a result, management determined that a change in accounting method, from the cost method to the equity method, was required. This accounting change included adjusting information reported prior to the 13 week period ended March 30, 2003, for the Company’s 19.5% share of net losses as required by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

	13 weeks ended	52 weeks ended

	December 29, 2002	September 29, 2002	September 30, 2001

Net earnings, previously reported	$79,973	$215,073	$181,210
Effect of change to equity method	(1,567)	(2,274)	(784)

Net earnings, as restated	$78,406	$212,799	$180,426

Net earnings per common share — basic:
Previously reported	$0.21	$0.56	$0.48

As restated	$0.21	$0.55	$0.48

Net earnings per common share — diluted:
Previously reported	$0.20	$0.54	$0.46

As restated	$0.20	$0.54	$0.46

The following table summarizes the effects of the investment accounting change on net earnings and earnings per share for the periods indicated (in thousands, except earnings per share):

	13 weeks ended				39 weeks ended

	December 30, 2001	March 31, 2002	June 30, 2002	September 29, 2002	June 30, 2002

Net earnings, previously reported	$68,355	$32,077	$56,174	$58,467	$156,606
Effect of change to equity method	(635)	(354)	(506)	(779)	(1,495)

Net earnings, as restated	$67,720	$31,723	$55,668	$57,688	$155,111

Net earnings per common share — basic:
Previously reported	$0.18	$0.08	$0.14	$0.15	$0.41

As restated	$0.18	$0.08	$0.14	$0.15	$0.40

Net earnings per common share — diluted:
Previously reported	$0.17	$0.08	$0.14	$0.15	$0.39

As restated	$0.17	$0.08	$0.14	$0.14	$0.39

During the fiscal third quarter, Starbucks acquired the remaining equity of both Austria and Switzerland for approximately $5.2 million, increasing the Company’s ownership interests from 19.5% to 100%. Subsequent to June 29, 2003, Starbucks sold 50% of its ownership interests to a third party. (See Note 12) Management has continued to apply the equity method of accounting, rather than apply the consolidation method, because the Company’s ability to control the operating and financial policies of these entities was temporary in nature.

Note 2: Summary of Significant Accounting Policies

Goodwill and Other Intangible Assets

Starbucks adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2002. As a result, the Company discontinued amortization of its goodwill and indefinite-lived trademarks and determined that provisions for impairment were unnecessary. Impairment tests will be performed on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Had the nonamortization provision of SFAS No. 142 been applied to fiscal 2002, as restated per Note 1, net earnings for the 13-week and 39-week periods ended June 30, 2002, would have been $56.1 million and $156.6 million, respectively, versus restated net earnings of $55.7 million and $155.1 million, respectively. Basic and diluted earnings per share would have remained unchanged for the 13-week period ended June 30, 2002. Basic earnings per share for the 39-week period ended June 30, 2002 would have increased to $0.41 per share from $0.40 per share, while diluted earnings per share for the 39-week period ended June 30, 2002 would have remained unchanged. Definite-lived intangibles, which mainly consist of patents and copyrights, will continue to amortize over their estimated useful lives.

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

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Starbucks adopted the annual and interim disclosure requirements of SFAS No. 148 as of September 30, 2002.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net earnings	$68,414	$55,668	$198,871	$155,111
Deduct: stock-based compensation expense determined under fair value method, net of tax	(9,704)	(8,841)	(28,746)	(28,750)

Pro forma net income	$58,710	$46,827	$170,125	$126,361

Earnings per share:
Basic — as reported	$0.17	$0.14	$0.51	$0.40
Basic — pro forma	$0.15	$0.12	$0.44	$0.33
Diluted — as reported	$0.17	$0.14	$0.50	$0.39
Diluted — pro forma	$0.15	$0.12	$0.43	$0.32

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recently Issued Accounting Pronouncements

In January 2003, FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” was issued. FIN No. 46 requires identification of the Company’s participation in variable interest entities (“VIE“s), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 on June 30, 2003 did not have an impact on the Company’s consolidated financial statements or disclosures.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements or disclosures.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective June 30, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on June 30, 2003, did not have an impact on the Company’s consolidated financial statements or disclosures.

In May 2003, the Emerging Issues Task Force (“EITF”) released Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” This Issue requires the reporting of revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. Issue 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases,” which means identifying agreements conveying the right to use property, plant, or equipment. The new requirements apply to new or modified arrangements beginning after May 28, 2003. The

Company’s adoption of this Issue did not have an impact on its consolidated financial statements or disclosures.

Note 3: Inventories

Inventories consist of the following (in thousands):

	June 29,	September 29,
	2003	2002

Coffee:
Unroasted	$130,859	$128,173
Roasted	33,887	35,770
Other merchandise held for sale	64,925	65,403
Packaging and other supplies	50,568	33,828

Total	$280,239	$263,174

As of June 29, 2003, the Company had committed to fixed-price purchase contracts for green coffee totaling approximately $218.0 million.

Note 4: Derivative Financial Instruments

Cash Flow Hedges

During the 13-week and 39-week periods ended June 29, 2003, and June 30, 2002, the Company had forward foreign exchange contracts that qualify as hedges of portions of anticipated product and royalty revenues denominated in Japanese yen and Canadian dollars. These contracts expire within 27 months. The Company had accumulated net derivative gains of $0.6 million, net of taxes, in other comprehensive income as of June 29, 2003, related to cash flow hedges. Of this amount, $0.4 million of net derivative gains will be reclassified into earnings within 12 months. There was no ineffectiveness related to cash flow hedges for the 13-week and 39-week periods ended June 29, 2003, and June 30, 2002.

Net Investment Hedges

During the 13-week and 39-week periods ended June 29, 2003, and June 30, 2002, the Company had forward foreign exchange contracts that qualify as hedges of the Company’s net investment in Starbucks Coffee Japan, Ltd. These contracts expire within 17 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net gains of $0.3 million and $1.3 million for the 13-week and 39-week periods ended June 29, 2003, respectively, and net gains of $0.6 million and $0.9 million for the 13-week and 39-week periods ended June 30, 2002, respectively. In addition, the Company had accumulated net derivative losses of $1.3 million, net of taxes, in other comprehensive income as of June 29, 2003.

Note 5: Property, Plant, and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	June 29,	September 29,
	2003	2002

Land	$11,414	$11,310
Buildings	58,010	30,961
Leasehold improvements	1,263,245	1,131,382
Roasting and store equipment	585,965	516,129
Furniture, fixtures and other	361,740	282,068

	2,280,374	1,971,850
Less accumulated depreciation and amortization	(995,048)	(814,427)

	1,285,326	1,157,423
Work in progress	61,199	108,333

Property, plant and equipment, net	$1,346,525	$1,265,756

Note 6: Shareholders’ Equity

In June 2002, the Company’s Board of Directors authorized the repurchase of up to 10.0 million shares of common stock in the open market. In March 2003, the Company’s Board of Directors authorized an additional program to repurchase up to 10.0 million shares of the Company’s common stock. The Board of Directors also authorized management to repurchase shares under any of the Company’s programs pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934. During the 39 weeks ended June 29, 2003, Starbucks acquired 2.8 million shares under these programs at an average price of $22.26 per share, for a total cost of $61.2 million. During fiscal year 2002, the Company acquired 2.1 million shares under the June 2002 program at an average price of $19.81 per share, for a total cost of $42.0 million. All repurchases were effected through Morgan Stanley & Co. Incorporated or Citigroup Global Markets, Inc. As of June 29, 2003, approximately 15.1 million shares remain available for repurchase under these programs.

Note 7: Comprehensive Income

Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net earnings	$68,414	$55,668	$198,871	$155,111
Unrealized holding losses on cash flow hedging instruments	(121)	(1,842)	(636)	(15)
Unrealized holding gains/(losses) on net investment hedging instruments	24	(2,803)	(812)	(1,498)
Unrealized holding gains on available-for-sale securities	151	244	182	298
Reclassification adjustment for (gains)/losses realized in net income	204	(785)	327	(2,592)

Net unrealized gain/(loss)	258	(5,186)	(939)	(3,807)
Translation adjustment	19,375	18,757	21,065	2,427

Total comprehensive income	$88,047	$69,239	$218,997	$153,731

The Company is subject to foreign currency translation adjustments because its international operations use their local currencies as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recorded as a separate component of “Accumulated other comprehensive income/(loss)” on the accompanying consolidated balance sheets.

Note 8: Earnings Per Share

The following table represents the calculation of net earnings per common share — basic (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net earnings	$68,414	$55,668	$198,871	$155,111
Weighted average common shares and common stock units outstanding	392,072	388,155	390,126	384,433

Net earnings per common share — basic	$0.17	$0.14	$0.51	$0.40

The following table represents the calculation of net earnings per common and common equivalent share – diluted (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net earnings	$68,414	$55,668	$198,871	$155,111
Weighted average common shares and common stock units outstanding	392,072	388,155	390,126	384,433
Dilutive effect of outstanding common stock options	10,592	13,036	10,418	12,746

Weighted average common and common equivalent shares outstanding	402,664	401,191	400,544	397,179

Net earnings per common and common equivalent share — diluted	$0.17	$0.14	$0.50	$0.39

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. For the 13-week periods ended June 29, 2003, and June 30, 2002, these options totaled 0.4 million and 0.5 million, respectively, during which periods the average market price of the Company’s common stock was $24.38 and $24.01, respectively. For the 39-week periods ended June 29, 2003, and June 30, 2002, these options totaled 0.8 million and 1.5 million, respectively, during which periods the average market price of the Company’s common stock was $22.96 and $21.43, respectively.

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

The Company has unconditionally guaranteed the repayment of certain yen denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of June 29, 2003, the maximum amount of the guarantees was approximately $11.7 million.

Note 10: Commitments and Contingencies

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

The tables below present information by operating segment (in thousands):

				Intersegment
	North		All other	eliminations/
	American	Business	business	Unallocated
13 Weeks Ended	Retail	Alliances	units	corporate(1)	Total

June 29, 2003
Total net revenues	$803,201	$77,851	$199,810	$(44,086)	$1,036,776
Earnings before income taxes	127,991	16,302	18,794	(51,858)	111,229
Depreciation and amortization expenses	42,326	1,829	7,421	8,188	59,764
Income from equity investees	—	—	2,890	5,027	7,917
June 30, 2002
Total net revenues	$658,938	$56,336	$140,725	$(20,841)	$835,158
Earnings before income taxes	112,320	16,009	13,580	(53,250)	88,659
Depreciation and amortization expenses	35,619	1,539	6,385	7,330	50,873
Income from equity investees	—	—	4,334	3,696	8,030

				Intersegment
	North		All other	eliminations/
	American	Business	business	Unallocated
39 Weeks Ended	Retail	Alliances	units	corporate(1)	Total

June 29, 2003
Total net revenues	$2,326,940	$220,772	$560,521	$(113,725)	$2,994,508
Earnings before income taxes	393,791	45,503	47,470	(163,397)	323,367
Depreciation and amortization expenses	124,485	5,420	21,562	23,643	175,110
Income from equity investees	—	—	8,398	12,767	21,165
June 30, 2002
Total net revenues	$1,909,411	$163,685	$400,738	$(50,124)	$2,423,710
Earnings before income taxes	323,068	42,104	43,665	(161,752)	247,085
Depreciation and amortization expenses	106,954	4,432	19,028	20,732	151,146
Income from equity investees	—	—	11,085	10,000	21,085

(1) Unallocated corporate includes general and administrative expenses, certain depreciation expenses on general and administrative related assets, as well as amounts included in “Interest and other income, net” and “Gain on sale of investment” on the accompanying consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

	13 Weeks Ended		39 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net revenues from external customers:
United States	$880,324	$717,643	$2,560,289	$2,092,467
Foreign countries	156,452	117,515	434,219	331,243

Total	$1,036,776	$835,158	$2,994,508	$2,423,710

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of retail revenues from the United Kingdom and Canada, which together account for approximately 80% of these revenues, as well as specialty revenues generated from product sales to international licensees. No customer accounts for 10% or more of the Company’s revenues.

Note 12: Subsequent Events

On June 30, 2003, Starbucks paid approximately $24 million to acquire additional equity ownership in both its Taiwan and Shanghai licensed operations, increasing the Company’s ownership interests from 5% to 50%. Retroactive application of the equity method of accounting for these investments, which were previously accounted for under the cost method, is not expected to significantly impact the Company’s previously reported financial positions or results of operations.

On July 1, 2003, Starbucks sold 50% of its ownership interests in Austria and Switzerland operations to a third party for approximately $10 million. The Company’s ownership interests were reduced from 100% to 50% following the sale.

On July 14, 2003, Starbucks completed its previously announced acquisition of the outstanding common stock of Seattle Coffee Company (“SCC”) from AFC Enterprises, Inc. in a $72 million, all cash transaction. SCC includes the Seattle’s Best Coffee® and Torrefazione Italia Coffee® brands. The Company expects to continue to incur certain systems and other integration costs related to the acquisition during the fourth quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, comparable store sales expectations, trends in or expectations regarding the Company’s revenue growth, capital expenditures, effective tax rate, and net earnings and earnings per share results, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies, ramifications from the war on terrorism, or other international events or developments, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission.

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

Investment Accounting Change

During the second fiscal quarter of 2003, Starbucks reached agreement to acquire its licensed operations in Austria and Switzerland, which concurrently enabled the Company to exert significant influence over the operating and financial policies of these entities. As a result, management determined that a change in accounting method, from the cost method to the equity method, was required. This accounting change included adjusting information reported prior to the 13 week period ended March 30, 2003, for the Company’s 19.5% share of net losses as required by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

	13 weeks ended	52 weeks ended

	December 29, 2002	September 29, 2002	September 30, 2001

Net earnings, previously reported	$79,973	$215,073	$181,210
Effect of change to equity method	(1,567)	(2,274)	(784)

Net earnings, as restated	$78,406	$212,799	$180,426

Net earnings per common share – basic:
Previously reported	$0.21	$0.56	$0.48

As restated	$0.21	$0.55	$0.48

Net earnings per common share – diluted:
Previously reported	$0.20	$0.54	$0.46

As restated	$0.20	$0.54	$0.46

The following table summarizes the effects of the investment accounting change on net earnings and earnings per share for the periods indicated (in thousands, except earnings per share):

	13 weeks ended				39 weeks ended

	December 30, 2001	March 31, 2002	June 30, 2002	September 29, 2002	June 30, 2002

Net earnings, previously reported	$68,355	$32,077	$56,174	$58,467	$156,606
Effect of change to equity method	(635)	(354)	(506)	(779)	(1,495)

Net earnings, as restated	$67,720	$31,723	$55,668	$57,688	$155,111

Net earnings per common share – basic:
Previously reported	$0.18	$0.08	$0.14	$0.15	$0.41

As restated	$0.18	$0.08	$0.14	$0.15	$0.40

Net earnings per common share – diluted:
Previously reported	$0.17	$0.08	$0.14	$0.15	$0.39

As restated	$0.17	$0.08	$0.14	$0.14	$0.39

During the fiscal third quarter, Starbucks acquired the remaining equity of both Austria and Switzerland for approximately $5.2 million, increasing the Company’s ownership interests from 19.5% to 100%. Subsequent to June 29, 2003, Starbucks sold 50% of its ownership interests to a third party. (See “Subsequent Events”) Management has continued to apply the equity method of accounting, rather than apply the consolidation method, because the Company’s ability to control the operating and financial policies of these entities was temporary in nature.

Results of Operations for the 13 Weeks Ended June 29, 2003, and June 30, 2002

CONSOLIDATED RESULTS

Net revenues for the 13 weeks ended June 29, 2003, increased 24.1% to $1.0 billion from $835.2 million for the corresponding period in fiscal 2002. During the 13-week period ended June 29, 2003, Starbucks derived approximately 85% of net revenues from its Company-operated retail stores. Retail revenues, which include North American Retail and international retail business units, increased 23.3% to $877.8 million for the 13 weeks ended June 29, 2003, from $711.8 million for the corresponding period of fiscal 2002. This increase was due primarily to the opening of 525 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8%, driven almost entirely by increased transactions.

The Company derived the remaining 15% of net revenues from its specialty operations, or non-retail business units. Specialty revenues increased 28.9% to $159.0 million for the 13 weeks ended June 29, 2003, from $123.3 million for the corresponding period in fiscal 2002, primarily due to growth in domestic and international retail licensing and foodservice accounts. Specialty operations include Business Alliances, which consists of the North American licensing channel and foodservice accounts, as well as international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses.

Cost of sales and related occupancy costs were 41.1% of net revenues for the 13 weeks ended June 29, 2003, as compared to 40.4% for the corresponding period of fiscal 2002. This increase was primarily due to higher green coffee costs, partially offset by lower food and dairy expenses. The Company’s green coffee costs reached a seven-year low in the second and third fiscal quarters of 2002 and have increased gradually since then.

Store operating expenses as a percentage of retail revenues increased to 41.2% for the 13 weeks ended June 29, 2003, from 40.9% for the corresponding period of fiscal 2002. The increase was primarily due to higher marketing expenditures, and to a lesser extent, additional expenses incurred to support the Starbucks Card for North American Retail operations. Partially offsetting these increases were lower provisions recorded in the current quarter for asset impairment for international Company-operated retail operations, when compared to the corresponding period in the prior year.

Other operating expenses (expenses associated with the Company’s specialty operations) increased to 26.4% of net specialty revenues for the 13 weeks ended June 29, 2003, compared to 23.7% in the corresponding period of fiscal 2002. The increase is mainly attributable to continued infrastructure development of the domestic licensing and foodservice channels, including expanding field organizations, restructuring its distribution channels and expanding marketing support of new and existing accounts.

Depreciation and amortization expenses increased to $59.8 million for the 13 weeks ended June 29, 2003, from the $50.9 million in the corresponding period of fiscal 2002 due to the opening of additional North American and international Company-operated retail stores.

General and administrative expenses increased to $49.3 million for the 13 weeks ended June 29, 2003, from $47.0 million in the corresponding period of fiscal 2002. The increase was attributable to higher payroll-related expenditures. However, as a percentage of total net revenues, general and administrative expenses decreased to 4.8% from 5.6%.

Income from equity investees was $7.9 million for the 13 weeks ended June 29, 2003, compared to $8.0 million in the corresponding period of fiscal 2002. The decrease was mainly attributable to sustained negative comparable store sales growth adversely affecting the net earnings of Starbucks Coffee Japan, Ltd., as well as losses sustained by the Switzerland and Austria equity investees, which are in the start-up phase. Partially offsetting these losses were continued strong results experienced by The North American Coffee Partnership, the Company’s 50% owned ready-to-drink partnership with the Pepsi-Cola Company, and the Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc., from expanded product lines, lower direct costs and manufacturing efficiencies.

Operating income increased 21.7% to $106.1 million for the 13 weeks ended June 29, 2003, from $87.2 million in the corresponding period of fiscal 2002, mainly due to revenue growth. The operating margin decreased to 10.2% of total net revenues in the 13 weeks ended June 29, 2003, compared to 10.4% in the corresponding period of fiscal 2002, primarily due to higher green coffee costs.

Interest and other income increased to $5.1 million in the 13 weeks ended June 29, 2003, compared to $1.5 million in the corresponding period of fiscal 2002, primarily due to gains realized on market revaluations of the Company’s trading securities, compared to realized losses on this portfolio in the same period last year.

Income taxes for the 13 weeks ended June 29, 2003, were based on an effective tax rate of 38.5%, compared to 37.2% in the corresponding period of fiscal 2002, as a result of a shift in the composition of the Company’s pre-tax earnings in fiscal 2003. Operations based in the United States were more profitable than expected, and international operations, which are in various phases of development, generated greater non-deductible losses than anticipated. Management expects the effective tax rate to be 38.5% for the remainder of fiscal 2003.

SEGMENT RESULTS

The table below presents total net revenues and operating income by operating segment, net of intersegment eliminations (in thousands):

	North		All other
	American	Business	business	Unallocated
13 Weeks Ended	Retail	Alliances	units	corporate(2)	Total

June 29, 2003
Total net revenues(1)	$803,201	$77,851	$155,724	$—	$1,036,776
Operating income	127,991	16,302	19,334	(57,513)	106,114
June 30, 2002
Total net revenues(1)	$658,938	$56,336	$119,884	$—	$835,158
Operating income	112,320	16,009	13,201	(54,327)	87,203

(1)	Included in all other business units are revenues for the Company’s international retail business unit of $74,553 and $52,896 for the 13 weeks ended June 29, 2003 and June 30, 2002, respectively. Revenues for both North American Retail and international retail are reflected in “Retail” revenues, and all other revenues are included in “Specialty” revenues on the accompanying consolidated statements of earnings.

(2)	Unallocated corporate includes general and administrative expenses and certain depreciation expenses on general and administrative related assets.

North American Retail

North American Retail sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United States and Canada. North American Retail revenues increased by $144.3 million, or 21.9%, to $803.2 million for the 13 weeks ended June 29, 2003, from $658.9 million for the corresponding period of fiscal 2002, primarily due to the opening of new retail stores and an increase in comparable store sales of 9% for the period. The increase in comparable store sales was almost entirely due to higher transaction volume. Management believes increased customer traffic continues to be driven by new product innovation, customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

Operating income for North American Retail increased 14.0% to $128.0 million for the 13 weeks ended June 29, 2003, from $112.3 million in the corresponding period in fiscal 2002. The North American Retail operating margin decreased from a record third quarter high of 17.0% in the prior year, to 15.9% primarily due to higher green coffee costs, higher marketing expenditures and slight increases as a percentage of related revenues in most store operating expenses, except payroll-related expenditures. The Company’s green coffee costs reached a seven-year low in the second and third fiscal quarters of 2002 and have increased gradually since then.

Business Alliances

Business Alliances sells whole bean and ground coffees to foodservice accounts. In addition, Business Alliances sells coffee and related products for resale through North American retail store licensing agreements and receives license fees and royalties. Business Alliances revenues increased 38.2%, to $77.9 million for the 13 weeks ended June 29, 2003, from $56.3 million in the corresponding period in fiscal 2002, primarily due to the opening of new licensed stores and increased product sales to and royalty revenues from new and existing licensees. Growth in the food service channel also contributed to the increase.

Operating income for Business Alliances increased by 1.8% to $16.3 million for the 13 weeks ended June 29, 2003, from $16.0 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 20.9% of related revenues from 28.4% in the prior year due to the change in sales mix to lower margin products and continued investments to restructure distribution channels and expand the marketing support of new and existing accounts.

All other business units (including international retail, net of related intersegment eliminations)

The remainder of the Company’s business units include international retail (comprised of international Company-operated retail stores), international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses. Revenues for all other business units increased by $35.8 million, or 29.9%, to $155.7 million for the 13 weeks ended June 29,

2003, from $119.9 million in the corresponding period in fiscal 2002. This increase was mainly related to growth in the number of international licensed and Company-operated retail stores.

Operating income for all other business units increased to $19.3 million for the 13 weeks ended June 29, 2003, from $13.2 million in the corresponding period in fiscal 2002. The segment’s operating margin increased to 12.4% of related revenues from 11.0% in the prior year, primarily due to lower provisions recorded in the current quarter for asset impairment for international Company-operated retail stores, when compared to the corresponding period in the prior year. This decrease was partially offset by higher green coffee and distribution costs.

Results of Operations for the 39 Weeks Ended June 29, 2003, and June 30, 2002

CONSOLIDATED RESULTS

Net revenues for the 39 weeks ended June 29, 2003, increased 23.6% to $3.0 billion from $2.4 billion for the corresponding period in fiscal 2002. During the 39-week period ended June 29, 2003, Starbucks derived approximately 85% of net revenues from its Company-operated retail stores. Retail revenues, which include North American Retail and international retail business units, increased 23.2% to $2.5 billion for the 39 weeks ended June 29, 2003, from $2.1 billion for the corresponding period of fiscal 2002. This increase was due primarily to the opening of 525 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8%, driven almost entirely by increased transactions.

The Company derived the remaining 15% of net revenues from its specialty operations, or non-retail business units. Specialty revenues increased 25.3% to $457.9 million for the 39 weeks ended June 29, 2003, from $365.3 million for the corresponding period in fiscal 2002, primarily due to growth in domestic and international retail licensing. Specialty operations include Business Alliances, which consists of the North American licensing channel and foodservice accounts, as well as international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses.

Cost of sales and related occupancy costs were 41.3% of net revenues for the first 39 weeks of fiscal 2003 compared to 41.0% for the corresponding period in fiscal 2002. The increase was primarily due to higher green coffee and distribution costs, partially offset by lower packaged food costs. The Company’s green coffee costs reached a seven-year low in the second and third fiscal quarters of 2002 and have increased gradually since then.

Store operating expenses as a percentage of retail revenues increased 40.1% for the 39 weeks ended June 29, 2003, compared to 40.0% for the corresponding period in fiscal 2002. The increase was primarily due to higher marketing expenditures, and to a lesser extent, additional expenses incurred to support the Starbucks Card for North American Retail operations. Partially offsetting these increases were lower provisions for asset impairment for international Company-operated retail operations.

Other operating expenses (expenses associated with the Company’s specialty operations) increased to 27.1% of specialty revenues for the 39 weeks ended June 29, 2003, compared to 25.5% for the corresponding period in fiscal 2002. The increase was mainly attributable to continued infrastructure development of the domestic licensing and foodservice channels, including expanding field organizations, and restructuring distribution channels, as well as costs associated with dissolving the Company’s licensed Israel operations.

Depreciation and amortization expenses increased to $175.1 million for the 39 weeks ended June 29, 2003, from $151.1 million in the corresponding period in fiscal 2002 primarily due to a net increase of an additional 460 North American and 65 international Company-operated retail stores in the last 12 months.

General and administrative expenses decreased to $150.8 million for the 39 weeks ended June 29, 2003, from $155.4 million in the same period in fiscal 2002, which included an $18.0 million charge for the litigation settlement of two California class action lawsuits. Excluding the litigation charge, general and administrative expenses increased over the comparable period in fiscal 2002 due to higher payroll-related expenditures.

Income from equity investees was $21.2 million for the 39 weeks ended June 29, 2003, compared to $21.1 million in the corresponding period of fiscal 2002. The increase was primarily due to continued strong results experienced by The North American Coffee Partnership, the Company’s 50% owned ready-to-drink partnership with the Pepsi-Cola Company, and the Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc., from expanded product lines, lower direct costs and manufacturing efficiencies. These increases were partially offset by sustained negative comparable store sales growth adversely affecting the net earnings of Starbucks Coffee Japan, Ltd., as well as losses sustained by the Switzerland and Austria equity investees, which are in the start-up phase.

Operating income increased to $312.5 million for the 39 weeks ended June 29, 2003, from $227.6 million in the corresponding period in fiscal 2002. The operating margin increased to 10.4% of total net revenues in the 39 weeks ended June 29, 2003, compared to 9.4% in the same period in fiscal 2002, primarily due to revenue growth as discussed above and the impact of the $18.0 million litigation settlement charge recorded in the prior year.

Interest and other income increased to $10.9 million for the 39 weeks ended June 29, 2003, from $6.1 million in the same period of fiscal 2002. The increase was primarily due to higher interest income generated from increased cash, cash equivalents and short-term investments, and to a lesser extent, gains realized on market revaluations of the Company’s trading securities, compared to realized lossses on this portfolio in the same period last year.

A gain on the sale of the Company’s investment in Starbucks Coffee Japan, Ltd. of $13.4 million was recorded in the first quarter of fiscal 2002. There was no similar transaction in the 39-week period ended June 29, 2003.

Income taxes for the 39 weeks ended June 29, 2003, were based on an effective tax rate of 38.5% compared to 37.2% in the corresponding period of fiscal 2002 as a result of a shift in the composition of the Company’s pre-tax earnings in fiscal 2003. Operations based in the United States were more profitable than expected, and international operations, which are in various phases of development, generated greater non-deductible losses than anticipated. Management expects the effective tax rate to be 38.5% for the remainder of fiscal 2003. Starbucks is targeting an effective tax rate of 38.0% for fiscal 2004.

SEGMENT RESULTS

The table below presents total net revenues and operating income by operating segment, net of intersegment eliminations (in thousands):

	North		All other
	American	Business	business	Unallocated
39 Weeks Ended	Retail	Alliances	units	corporate(2)	Total

June 29, 2003
Total net revenues(1)	$2,326,940	$220,772	$446,796	$—	$2,994,508
Operating income	393,791	45,503	46,886	(173,663)	312,517
June 30, 2002
Total net revenues(1)	$1,909,411	$163,685	$350,614	$—	$2,423,710
Operating income	323,068	42,104	43,005	(180,537)	227,640

(1)	Included in all other business units are revenues for the Company’s international retail business unit of $209,617 and $148,950 for the 39 weeks ended June 29, 2003 and June 30, 2002, respectively. Revenues for both North American Retail and international retail are reflected in “Retail” revenues, and all other revenues are included in “Specialty” revenues on the accompanying consolidated statements of earnings.

(2)	Unallocated corporate includes general and administrative expenses and certain depreciation expenses on general and administrative related assets.

North American Retail

North American Retail sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United States and Canada. North American Retail revenues increased by $417.5 million, or 21.9% to $2.3 billion for the 39 weeks ended June 29, 2003, from $1.9 billion for the corresponding period of fiscal 2002, due to the opening of new retail stores and an increase in comparable store sales of 8% for the period. The increase in comparable store sales was almost entirely due to higher transaction volume. Management believes increased customer traffic continues to be driven by new product innovation, customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

Operating income for North American Retail increased by 21.9% to $393.8 million for the 39 weeks ended June 29, 2003, from $323.1 million in the corresponding period in fiscal 2002. The North American Retail operating margin for the 39 weeks ended June 30, 2003 remained at 16.9% of related revenues.

Business Alliances

Business Alliances sells whole bean and ground coffees to foodservice accounts. In addition, Business Alliances sells coffee and related products for resale through North American retail store licensing agreements and receives license fees and royalties. Business Alliances revenues increased by $57.1 million, or 34.9%, to $220.8 million for the 39 weeks ended June 29, 2003, from $163.7 million in the corresponding period in fiscal 2002, primarily due to the opening of new licensed stores and increased royalty revenues from and product sales to new and existing licensees.

Operating income for Business Alliances increased by 8.1% to $45.5 million for the 39 weeks ended June 29, 2003, from $42.1 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 20.6% of related revenues from 25.7% in the prior year due to the change in sales mix to lower margin products and continued investments to restucture distribution channels and expand marketing support of new and existing accounts.

All other business units (including international retail, net of related intersegment eliminations)

The remainder of the Company’s business units include international retail (comprised of international Company-operated retail stores), international retail store licensing, grocery channel licensing, warehouse club accounts, interactive operations, equity investees and other initiatives related to the Company’s core businesses. Revenues for all other business units increased by $96.2 million, or 27.4%, to $446.8 million for the 39 weeks ended June 29, 2003, from $350.6 million in the corresponding period in fiscal 2002. This increase was mainly related to growth in the number of international licensed and Company-operated retail stores.

Operating income for all other business units increased to $46.9 million for the 39 weeks ended June 29, 2003, from $43.0 million in the corresponding period in fiscal 2002. The segment’s operating margin decreased to 10.5% of related revenues from 12.3% in the prior year, primarily due to higher green coffee and distribution costs.

Store Data

The following table summarizes the Company’s systemwide retail store information as of and for the 39-week periods ended:

	June 29, 2003		June 30, 2002

	Stores	Net Stores	Stores	Net Stores
	Open	Added	Open	Added

Continental North America:
Company-operated Stores	3,854	358	3,394	423
Licensed Stores	1,309	231	995	186

	5,163	589	4,389	609
International:
Company-operated Stores	432	48	367	72
Licensed Stores	1,146	218	852	218

	1,578	266	1,219	290

Total Stores	6,741	855	5,608	899

For the 52 weeks ending September 28, 2003, Starbucks currently expects to open approximately 1,200 new stores. In fiscal 2004, Starbucks plans to open approximately 1,300 new stores, including approximately 575 Company-operated and 375 licensed locations in continental North America, and approximately 50 Company-operated and 300 licensed international locations.

Liquidity and Capital Resources

Cash and cash equivalents increased by $164.0 million for the 39 weeks ended June 29, 2003, to $263.6 million. The Company ended the period with $565.3 million in total cash and cash equivalents and short-term investments. Working capital as of June 29, 2003, totaled $464.4 million compared to $357.7 million as of June 30, 2002. The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses, such as the acquisition of Seattle Coffee Company and increasing ownership interests in the Company’s Taiwan and Shanghai licensed operations (See “Subsequent Events”). Depending on market conditions, Starbucks may acquire additional shares of its common stock pursuant to its stock repurchase programs.

Cash provided by operating activities totaled $487.6 million for the first 39 weeks of fiscal 2003, resulting primarily from net earnings of $198.9 million and non-cash items of $211.6 million. The change in accounts payable resulting from differences in the timing of purchases and payments provided $40.2 million, and the increase in deferred revenue due to the growth of Starbucks card balances not yet redeemed provided $32.0 million. The change in other accrued expenses in the prior year included the $18.0 million litigation settlement charge.

Cash used by investing activities for the first 39 weeks of fiscal 2003 totaled $337.8 million. This included capital additions to property, plant and equipment of $259.2 million related to opening 406 new Company-operated retail stores and remodeling certain existing stores, acquiring a corporate aircraft and the construction of the Company’s roasting and distribution facility in Nevada. The net activity in the Company’s portfolio of available-for-sale securities during the 39-week period used $69.8 million.

Cash provided by financing activities for the first 39 weeks of fiscal 2003 totaled $10.5 million. The exercise of stock options and sale of stock under the Company’s employee stock purchase plan provided $72.3 million. During the period, the Company repurchased 2.8 million shares of its common stock at an average price of $22.26 per share in accordance with repurchase programs authorized in June 2002 and March 2003, using $61.2 million of cash. These repurchases were effected through Morgan Stanley & Co. Incorporated or Citigroup Global Markets, Inc. Approximately 15.1 million shares remain authorized for repurchase under these programs as of June 29, 2003. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant.

Cash requirements for the remainder of fiscal 2003, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company also anticipates incurring additional expenditures for remodeling certain existing stores and enhancing its production capacity and information systems. Management expects capital expenditures for fiscal year 2003 to be approximately $410 million. Capital expenditures are expected to be in the range of $450 to $475 million for fiscal year 2004.

Management believes that existing cash and investments plus cash generated from operations will be sufficient to finance capital requirements for its existing core businesses through fiscal 2004, as well as $72 million for the acquisition of Seattle Coffee Company and $24 million to acquire additional equity ownership in both Taiwan and Shanghai licensed operations (See “Subsequent Events”).

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

The Company has unconditionally guaranteed the repayment of certain yen denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of June 29, 2003, the maximum amount of the guarantees was approximately $11.7 million.

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of June 29, 2003, the Company had approximately $218.0 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through 2004. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

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

Recently Issued Accounting Pronouncements

Starbucks adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2002. As a result, the Company discontinued amortization of its goodwill and indefinite-lived trademarks and determined that provisions for impairment were unnecessary. Impairment tests will be performed on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Had the nonamortization provision of SFAS No. 142 been applied to fiscal 2002, as restated per Note 1, net earnings for the 13-week and 39-week periods ended June 30, 2002, would have been $56.1 million and $156.6 million, respectively, versus restated net earnings of $55.7 million and $155.1 million, respectively. Basic and diluted earnings per share would have remained unchanged for the 13-week period ended June 30, 2002. Basic earnings per share for the 39-week period ended June 30, 2002 would have increased to $0.41 per share from $0.40 per share, while diluted earnings per share for the 39-week period ended June 30, 2002 would have remained unchanged. Definite-lived intangibles, which mainly consist of patents and copyrights, will continue to amortize over their estimated useful lives.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Starbucks adopted the annual and interim disclosure requirements of SFAS No. 148 as of September 30, 2002.

In January 2003, FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” was issued. FIN No. 46 requires identification of the Company’s participation in variable interest entities (“VIE“s), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 on June 30, 2003 did not have an impact on the

Company’s consolidated financial statements or disclosures.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements or disclosures.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective June 30, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS 150 on June 30, 2003, did not have an impact on the Company’s consolidated financial statements or disclosures.

In May 2003, the Emerging Issues Task Force (“EITF”) released Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” This Issue requires the reporting of revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. Issue 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases,” which means identifying agreements conveying the right to use property, plant, or equipment. The new requirements apply to new or modified arrangements beginning after May 28, 2003. The Company’s adoption of this Issue did not have an impact on its consolidated financial statements or disclosures.

Subsequent Events

On June 30, 2003, Starbucks paid approximately $24 million to acquire additional equity ownership in both its Taiwan and Shanghai licensed operations, increasing the Company’s ownership interests from 5% to 50%. Retroactive application of the equity method of accounting for these investments, which were previously accounted for under the cost method, is not expected to significantly impact the Company’s previously reported financial positions or results of operations.

On July 1, 2003, Starbucks sold 50% of its ownership interests in its Austria and Switzerland operations to a third party for approximately $10 million. The Company’s ownership interests were reduced from 100% to 50% following the sale.

On July 14, 2003, Starbucks completed its previously announced acquisition of the outstanding common stock of Seattle Coffee Company (“SCC”) from AFC Enterprises, Inc. in a $72 million, all cash transaction. SCC includes the Seattle’s Best Coffee® and Torrefazione Italia Coffee® brands. The Company expects to continue to incur certain systems and other integration costs related to the acquisition during the fourth quarter of fiscal 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Item 7A in the Fiscal 2002 Annual Report to Shareholders on Form 10-K for the year ended September 30, 2002, regarding this matter.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the quarterly period covered by this Report (June 29, 2003), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have been no significant changes in our internal controls over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on March 31, 2003, announcing that its Board of Directors had authorized the repurchase of up to 10 million shares of the Company’s common stock.

The Company filed a Current Report on Form 8-K on April 16, 2003, announcing that Starbucks Corporation had entered into an agreement to purchase all of the outstanding stock of Seattle Coffee Company, a wholly-owned subsidiary of AFC Enterprises, Inc.

The Company filed a Current Report on Form 8-K on April 24, 2003, announcing its Quarterly Earnings Release for the 13 and 26 weeks ended March 30, 2003.

The Company filed a Current Report on Form 8-K on June 10, 2003, announcing the resignation of Peter Maslen as president, Starbucks Coffee International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

August 8, 2003	By:	/s/ MICHAEL CASEY

Michael Casey
executive vice president and chief financial officer
Signing on behalf of the registrant and as principal
financial officer

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E1