Form 10-K
period 2003-09-28
STARBUCKS CORP
filed 2003-12-23
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2003

or
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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on March 30, 2003 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $9,058,001,760.

      As of December 17, 2003, there were 393,891,489 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 28, 2003, have been incorporated by reference into Part II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on March 30, 2004 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

FORM 10-K

For the Fiscal Year Ended September 28, 2003

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995

      Certain statements herein, including anticipated store openings, comparable store sales expectations, trends in or expectations regarding Starbucks Corporation’s revenue growth, operating expenses, capital expenditures, effective tax rate and net earnings and earnings per share results, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission.

      A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.     Business

      Starbucks Corporation, which was formed in 1985 as a Washington corporation, (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through Company-operated retail stores. Starbucks sells coffee and tea products through other channels, and, through certain of its equity investees, Starbucks also produces and sells bottled Frappuccino® and Starbucks DoubleShotTM coffee drinks and a line of premium ice creams. These non-retail channels are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new channels of distribution.

      The Company has two operating segments, United States and International, each of which include Company-operated retail stores and Specialty Operations.

Company-operated Retail Stores

      The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing superior customer service, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets primarily by opening additional stores and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, Starbucks opened 602 new Company-operated stores during the fiscal year ended September 28, 2003 (“fiscal 2003”). In July 2003, through its acquisition of Seattle Coffee Company (“SCC”) from AFC Enterprises, Inc., Starbucks acquired 70 Company-operated Seattle’s Best Coffee (“SBC”) and Torrefazione Italia (“TI”) stores. At fiscal year end, Starbucks had 3,779 Company-operated stores in the United States, 373 in the United Kingdom, 316 in Canada, 40 in Australia and 38 in Thailand. Company-operated retail stores accounted for approximately 85% of total net revenues during fiscal 2003.

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

      All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages and a selection of teas and distinctively packaged roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, coffee-making equipment and accessories, a selection of compact discs, games and seasonal novelty items. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, coffeemakers, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. Approximately 1,200 stores carry a selection of “grab and go” sandwiches and salads. During fiscal 2003, the Company’s retail sales mix by product type was comprised of approximately 78% beverages, 12% food items, 5% whole bean coffees and 5% coffee-making equipment and accessories.

Specialty Operations

      Starbucks Specialty Operations strive to develop the Starbucks brand outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties that share the Company’s values and commitment to quality. These relationships take various forms including licensing arrangements, foodservice accounts and other initiatives related to the Company’s core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations. During fiscal 2003, specialty revenues (which include royalties and fees from licensees as well as product sales derived from Specialty Operations) accounted for approximately 15% of total net revenues.

Licensing

      Although the Company does not generally relinquish operational control of its retail stores in the United States, in situations in which a master concessionaire or another company controls or can provide improved access to desirable retail space, the Company licenses its operations. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee and related products for resale in licensed locations. Employees working in licensed locations must follow Starbucks detailed store operating procedures and attend training classes similar to those given to Starbucks Company-operated store managers and employees.

      During fiscal 2003, Starbucks opened 315 licensed retail stores in the United States. In addition, Starbucks obtained 76 franchised SBC retail stores through the acquisition of SCC in July 2003. As of September 28, 2003, the Company had 1,422 licensed or franchised stores in the United States. Product sales to and royalty and license fees from these stores accounted for approximately 22% of specialty revenues in fiscal 2003.

      The Company’s international licensed retail stores are operated through a number of licensing arrangements with prominent retailers. During fiscal 2003, Starbucks expanded its international presence by opening 284 new international licensed stores, including the first stores in Chile, Peru and Turkey. At fiscal year end

2003, the Company had a total of 1,257 licensed retail stores managed by the Company’s international divisions and located as follows:

Asia-Pacific

Japan	486
China	116
Taiwan	113
South Korea	75
Philippines	54
Malaysia	37
New Zealand	35
Singapore	35
Indonesia	17

Total	968

Europe/Middle East/Africa

Saudi Arabia	29
United Arab Emirates	27
Germany	25
Kuwait	20
Spain	15
Switzerland	15
Greece	12
Lebanon	9
Austria	8
Qatar	5
Bahrain	4
Turkey	4
Oman	3

176

Americas

Canada	53
Hawaii	38
Mexico	17
Puerto Rico	3
Peru	1
Chile	1

113

      Product sales to and royalty and license fee revenues from international licensed retail stores accounted for approximately 17% of specialty revenues in fiscal 2003. In total, worldwide retail store licensing accounted for approximately 39% of specialty revenues in fiscal 2003.

      Starbucks has a licensing agreement with Kraft Foods, Inc. (“Kraft”) to market and distribute Starbucks whole bean and ground coffees to grocery stores as well as in warehouse club stores. Pursuant to that agreement, Kraft manages all distribution, marketing, advertising and promotions for Starbucks whole bean and ground coffee in grocery and mass merchandise stores and pays a royalty to Starbucks based on a percentage of total net sales. Additionally, Kraft distributes Starbucks products to warehouse club stores, for which the Company pays a distribution fee. By the end of fiscal 2003, the Company’s whole bean and ground coffees were available throughout the United States in approximately 19,500 grocery and warehouse club accounts. Revenues from grocery and warehouse club accounts comprised approximately 25% of specialty revenues in fiscal 2003.

      The Company has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds a 50% equity interest: The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino® and Starbucks DoubleShotTM coffee drinks; and the Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc. develops and distributes premium ice creams. The associated revenues from these equity investees accounted for approximately 1% of specialty revenues in fiscal 2003.

Foodservice Accounts

      The Company sells whole bean and ground coffees, including the Starbucks®, Seattle’s Best Coffee® and Torrefazione Italia® brands, to institutional foodservice companies that service business, industry, education and healthcare accounts, office coffee distributors, hotels, restaurants, airlines and other retailers. In fiscal 2003, Starbucks became the only premium national brand coffee actively promoted by SYSCO Corporation’s national broadline distribution network. The Company is currently in the process of transitioning the majority of its foodservice accounts to the broadline distribution network as well as aligning its current foodservice sales, service and support resources with SYSCO Corporation. This alliance is expected to improve service levels to current customers and generate new foodservice accounts over the next several years. In fiscal 2003, the Company had approximately 12,800 foodservice accounts, and revenues from these accounts comprised approximately 27% of specialty revenues.

Other Initiatives

      The Company has several other initiatives designed to enhance its core business. For example, the Company has marketed a selection of premium tea products since the acquisition of Tazo, L.L.C. in 1999. The Company maintains a website at Starbucks.com through which customers may purchase, register or reload a Starbucks stored value card, as well as apply for the Starbucks Card DuettoTM Visa® (the “Duetto Card”), issued through the Company’s agreement with BankOne Corporation and Visa. The Duetto card is a first-of-its-kind card combining the functionality of a credit card with the convenience of a reloadable Starbucks card. Additionally, the website contains information about the Company’s coffee products, brewing equipment and store locations. The Company also maintains an e-commerce site at SeattlesBest.com, from which customers may purchase coffee, coffee flavorings and gift items online. Collectively, these operations accounted for approximately 8% of specialty revenues in fiscal 2003.

Segment Financial Information

      Information about the Company’s total net revenues, earnings before income taxes, depreciation and amortization, income from equity investees and identifiable assets by segment is included in Note 18 of the Company’s consolidated financial statements included in Exhibit 13 to this report.

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

      The Company depends upon its relationships with coffee producers, outside trading companies and exporters for its supply of green coffee. Prices for green coffee of the quality purchased by Starbucks reached historic lows for the Company in 2002 and have gradually increased since then. In an effort to encourage the continuing supply of high quality coffee, the Company negotiates contracts directly with its suppliers and has been successful in securing long-term contracts for the majority of its coffee requirements on this basis. The Company routinely enters into fixed-price purchase commitments for future deliveries of coffee. As of September 28, 2003, the Company had $287.2 million in fixed-price purchase commitments which, together with existing inventory, are expected to provide an adequate supply of green coffee for calendar 2004. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low. There can be no assurance that these activities will successfully protect the Company against the risks of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities.

      In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. Fluid milk is purchased from multiple suppliers who have processing facilities near concentrations of Company-operated retail stores. Dairy prices vary throughout the year as supply and demand fluctuate and are subject to additional changes due to government regulations.

      The Company also purchases a broad range of paper and plastic products, such as cups, lids, napkins, straws, shopping bags and corrugated paper boxes from several companies to support the needs of its retail stores as well as its manufacturing and distribution operations. The cost of these materials is somewhat dependent upon commodity paper and plastic resin costs, but the Company believes it mitigates the effect of short-term raw material price fluctuations through strategic relationships with key suppliers.

      Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Beverage ingredients other than coffee and milk are purchased from several specialty manufacturers, usually pursuant to long-term supply contracts. Food products, such as fresh pastries and lunch items, are generally purchased from both regional and local sources. Coffee-making equipment, such as drip and French press coffeemakers, espresso machines and coffee grinders, are generally purchased directly from their manufacturers. Coffee-related accessories, including items bearing the Company’s logos and trademarks, are produced and distributed through contracts with a number of different suppliers.

Competition

      The Company’s primary competitors for coffee beverage sales are restaurants, specialty coffee shops and doughnut shops. In almost all markets in which the Company does business, there are numerous competitors in the specialty coffee beverage business, and management expects this situation to continue. Although competition in the beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources than the Company could enter this market at any time and compete directly against the Company.

      The Company’s whole bean coffees compete directly against specialty coffees sold through supermarkets, specialty retailers and a growing number of specialty coffee stores. Both the Company’s whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience, and, to a lesser extent, on price.

      The Company believes that supermarkets are the most competitive distribution channel for specialty whole bean coffee, in part because supermarkets offer customers a variety of choices without having to make a separate trip to a specialty coffee store. A number of nationwide coffee manufacturers are distributing premium coffee products in supermarkets that may serve as substitutes for the Company’s coffees. Regional specialty coffee companies also sell whole bean coffees in supermarkets.

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

      The Company faces intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that Starbucks will be able to continue to secure adequate sites at acceptable rent levels or that the Company will be able to attract a sufficient number of qualified personnel.

Patents, Trademarks, Copyrights and Domain Names

      The Company owns and/or has applied to register numerous trademarks and service marks in the United States and in more than 140 additional countries throughout the world. Rights to the trademarks and service marks in the United States are generally held by a wholly-owned subsidiary of the Company and are used by the Company under license. Some of the Company’s trademarks, including Starbucks®, the Starbucks logo and Frappuccino®, as well as other acquired trademarks and trade names such as Seattle’s Best Coffee® and Torrefazione Italia® are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic.

      The Company owns numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. The Company also holds patents on certain products, systems and designs. In addition, the Company has registered and maintains numerous Internet domain names, including “Starbucks.com” and “Starbucks.net.” While valuable, the Company does not view its current copyrights, patents and domain names as material to its business.

Research and Development

      The Company’s research and development efforts are led by food scientists, engineers, chemists and culinarians in the Research and Development department. This team is responsible for the technical development of food and beverage products and new equipment. Recent development efforts have resulted in successful flavor line extensions for espresso-based beverages, coffee and non-coffee based Frappuccino® blended beverages; new items for the Company’s morning pastry and lunch lines; and the launch of iced shaken refreshment beverages made with Starbucks® brewed coffee or Tazo® tea. The Company spent approximately $5.4 million during fiscal 2003 on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

Seasonality and Quarterly Results

      The Company’s business is subject to seasonal fluctuations. Significant portions of the Company’s net revenues and profits are realized during the first quarter of the fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company’s rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees

      As of September 28, 2003, the Company employed approximately 74,000 people, approximately 68,000 in retail stores and the remainder in the Company’s administrative and regional offices, and store development, roasting and warehousing operations. At fiscal year end, employees at 10 of the Company’s Canadian stores and a group of nine maintenance mechanics and technicians at one United States roasting plant were represented by unions. The Company believes that its current relations with its employees are good.

Certain Additional Risks and Uncertainties

      In fiscal 2004, the Company expects to open approximately 1,300 new stores worldwide and expects Company-operated comparable store sales growth to be in the range of 3%-7%, with monthly anomalies. Management expects total net revenue growth of approximately 20% and earnings per share growth of approximately 20-25% per year for the next 3-5 years. Managing rapid growth can be challenging, and any failure to execute that growth effectively could adversely impact the Company’s business, financial condition and results of operations.

      The Company’s financial performance is highly dependent upon the retail operations of the United States operating segment. Any substantial, sustained decline in these operations would have a material adverse effect on the Company’s business, financial condition and results of operations. Declines in financial performance could arise from, among other things:

•	failure to identify and secure real estate locations sufficient to meet annual targets for store openings;

•	shortfalls in comparable store sales growth expectations; and

•	negative trends in operating expenses.

      The Company’s International operating segment (excluding Canada) is not currently profitable, and its international stores and licensees may not be successful in their operations or in achieving expected growth. Some factors critical to the success of the Company’s international stores and licensees are different than those affecting the United States stores and licensees. The economies of a number of the international markets in which Starbucks and its licensees operate have been weak in recent years. Tastes naturally vary by region, and consumers in the new international markets into which Starbucks and its licensees expand may not embrace products and services to the same extent as consumers in the Company’s existing United States markets. Occupancy costs and store operating expenses are sometimes higher internationally than in the United States due to higher rents for prime, inner-city store locations or due to local laws that make it more expensive to retain or terminate employees. The Company’s International operations are also subject to the inherent risks of foreign currency fluctuations and changes in economic, social and political conditions. Because the Company’s International operations are in an early phase of development and have country-specific regulatory requirements, they require a more comprehensive field organization, compared to the United States, to provide resources and respond to the business needs in each region.

      Future operating results for the Company may fluctuate, perhaps significantly, depending upon a number of factors which include, but are not limited to, the following:

•	the Company’s ability to continue to increase net revenues and operating income in the United States operating segment;

•	the Company’s ability to grow operating income in the International operating segment;

•	the impact of recording the cost of future stock option grants as an expense in the consolidated statements of earnings; and

•	general economic conditions in the markets in which the Company operates.

      Market expectations for the Company’s financial performance are high, and Starbucks stock often trades at a significant multiple to expected earnings per share. Failure to meet these market expectations could cause the price of the Company’s common stock to drop rapidly and sharply. Investing in Starbucks common stock entails assuming the risk that the Company may not meet the market’s high expectations.

Available Information

      The Company’s annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission are publicly available free of charge on the investor relations section of the Company’s website at http://www.starbucks.com/aboutus/investor.asp as soon as reasonably practicable after the Company files such materials with, or furnishes it to, the Securities and Exchange Commission. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on the Company’s website is not part of this or any other report Starbucks files with, or furnishes to, the Securities and Exchange Commission.

Item 2.	Properties

      The following table shows properties used by Starbucks in connection with its roasting and distribution operations:

	Approximate Size	Owned/
Location	(Square Feet)	Leased	Purpose

Kent, WA	305,000	Owned	Roasting and distribution
Kent, WA	200,000	Leased	Warehouse
York County, PA	365,000	Owned	Roasting and distribution
York County, PA	297,000	Owned	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Amsterdam, Netherlands	70,000	Leased	Roasting

      The Company leases approximately 760,000 square feet of a building located in Seattle, Washington for administrative offices and has options to lease approximately 240,000 additional square feet in the same building. The Company owns 2.36 acres of undeveloped land near its administrative offices that is used for parking.

      As of September 28, 2003, Starbucks operated a total of 4,546 retail stores. All Company-operated retail stores are located in leased premises. The Company also leases space in approximately 90 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

Item 3.	Legal Proceedings

      The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

Executive Officers of the Registrant

      The executive officers of the Company are as follows:

Name	Age	Position

Howard Schultz	50	chairman of the Board of Directors and chief global strategist
Orin C. Smith	61	president, chief executive officer and director
James Donald	49	president, North America
Michael Casey	58	executive vice president, chief financial officer and chief administrative officer
Eduardo R. (Ted) Garcia	56	executive vice president, Supply Chain and Coffee Operations
Paula E. Boggs	44	executive vice president, general counsel and secretary
Dave Pace	44	executive vice president, Partner Resources
James C. Alling	42	executive vice president, Business and Operations — United States

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

      James Donald joined Starbucks in October 2002 as president, North America. Prior to joining Starbucks, Mr. Donald served as chairman, president and chief executive officer of Pathmark Stores, Inc. from 1996 to 2002. From 1994 to 1996, he served as president and manager of Safeway’s 130-store Eastern Division. From 1991 to 1994 Mr. Donald was an executive with Wal-Mart Stores, Inc. From 1976 to 1991, he held several managerial positions with Albertson’s, Inc.

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

      Eduardo R.(Ted) Garcia joined Starbucks in April 1995 as senior vice president, Supply Chain Operations and was promoted to executive vice president, Supply Chain and Coffee Operations in September 1997. From May 1993 to April 1995, Mr. Garcia was an executive for Gemini Consulting. From January 1990 until May 1993, he was the vice president of Operations Strategy for Grand Metropolitan PLC, Food Sector.

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

      James C. Alling joined Starbucks in September 1997 as senior vice president, Grocery and was promoted to executive vice president, Business and Operations — United States in November 2003. Prior to joining Starbucks, Mr. Alling held several senior positions at Nestlé from 1985 to 1997 and served as vice president and general manager of several divisions, including ground coffee.

      There are no family relationships between any directors or executive officers of the Company.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

      The information required by this item is incorporated herein by reference to the section entitled “Shareholder Information” in the Company’s Fiscal 2003 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 6.	Selected Financial Data

      The information required by this item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s Fiscal 2003 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated herein by reference to the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Fiscal 2003 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Coffee Prices, Availability and General Risk Conditions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” in the Company’s Fiscal 2003 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company’s Fiscal 2003 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

Item 9A.	Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 28, 2003), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company’s internal control over financial reporting (as required by the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

      As used in this Part III, “Starbucks” and the “Company” mean Starbucks Corporation.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item other than the following information concerning the Company’s code of ethics is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors”

and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 30, 2004 (the “Proxy Statement”). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

      The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at http://www.starbucks.com/aboutus/corporate governance.asp. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plans” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation — Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the section entitled “Independent Accountant Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 28, 2003, September 29, 2002, and September 30, 2001;

•	Consolidated Balance Sheets as of September 28, 2003, and September 29, 2002;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2003, September 29, 2002, and September 30, 2001;

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 28, 2003, September 29, 2002, and September 30, 2001;

•	Notes to Consolidated Financial Statements; and

•	Independent Auditors’ Report

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

      (b) Reports on Form 8-K.

      The Company furnished one Report on Form 8-K to the Securities and Exchange Commission during the last fiscal quarter of the period covered by this report. The report was furnished on July 24, 2003 and related to the Company’s earnings release announcing its financial results for the 13 and 39 weeks ended June 29, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ HOWARD SCHULTZ

Howard Schultz
Chairman of the Board of Directors
and Chief Global Strategist

December 23, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ HOWARD SCHULTZ Howard Schultz	chairman of the Board of Directors and chief global strategist	December 23, 2003

By:	/s/ ORIN C. SMITH Orin C. Smith	president and chief executive officer, director	December 23, 2003

By:	/s/ MICHAEL CASEY Michael Casey	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)	December 23, 2003

By:	/s/ BARBARA BASS Barbara Bass	director	December 23, 2003

By:	/s/ HOWARD BEHAR Howard Behar	director	December 23, 2003

By:	/s/ WILLIAM W. (BILL) BRADLEY William W. (Bill) Bradley	director	December 23, 2003

By:	/s/ CRAIG J. FOLEY Craig J. Foley	director	December 23, 2003

By:	/s/ OLDEN LEE Olden Lee	director	December 23, 2003

By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei	director	December 23, 2003

Signature		Title	Date

By:	/s/ ARLEN I. PRENTICE Arlen I. Prentice	director	December 23, 2003

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	director	December 23, 2003

By:	/s/ MYRON E. ULLMAN III Myron E. Ullman III	director	December 23, 2003

By:	/s/ CRAIG E. WEATHERUP Craig E. Weatherup	director	December 23, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended April 1, 2001, filed with the Securities and Exchange Commission on May 16, 2001)
3.2	Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002)
10.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994
10.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors
10.3	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through November 20, 2003
10.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003
10.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995, as amended and restated through June 30, 2000 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the Securities and Exchange Commission on December 22, 2000)
10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-K for the Fiscal Year ended September 30, 2001, filed with the Securities and Exchange Commission on December 20, 2001)
10.6*	Starbucks Corporation Executive Management Bonus Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the Fiscal Year ended October 3, 1999, filed with the Securities and Exchange Commission on December 23, 1999)
10.7*	Starbucks Corporation Management Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 1, 1998)
10.8*	Starbucks Corporation 1997 Deferred Stock Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended October 3, 1999, filed with the Securities and Exchange Commission on December 23, 1999)
10.9	Starbucks Corporation UK Share Save Plan
10.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003
10.11*	Letter Agreement dated as of May 6, 2003, between Starbucks Corporation and Howard Behar
13	Portions of the Fiscal 2003 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.