Form 10-Q
period 2003-12-28
STARBUCKS CORP
filed 2004-02-04
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number: 0-20322

STARBUCKS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1325671
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

Yes ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒          No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of February 2, 2004

Common Stock, par value $0.001 per share	396,140,031

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended December 28, 2003

Page

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements:
Consolidated Statements of Earnings	1
Consolidated Balance Sheets	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3 Quantitative and Qualitative Disclosures About Market Risk	16
Item 4 Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	17
Item 6 Exhibits and Reports on Form 8-K	17
Signatures	17
Index to Exhibits	E1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended

	December 28,	December 29,
	2003	2002

Net revenues:
Company-operated retail	$1,080,495	$849,486
Specialty:
Licensing	133,499	98,972
Foodservice and other	67,197	55,068

Total specialty	200,696	154,040

Total net revenues	1,281,191	1,003,526
Cost of sales and related occupancy costs	530,371	419,161
Store operating expenses	406,100	320,287
Other operating expenses	44,198	31,516
Depreciation and amortization expenses	65,863	57,385
General and administrative expenses	69,551	60,943

Income from equity investees	10,412	6,601

Operating income	175,520	120,835
Interest and other income, net	3,208	4,496

Earnings before income taxes	178,728	125,331
Income taxes	67,917	46,968

Net earnings	$110,811	$78,363

Net earnings per common share – basic	$0.28	$0.20
Net earnings per common share – diluted	$0.27	$0.20
Weighted average shares outstanding:
Basic	395,057	388,652
Diluted	407,645	399,218

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 28,	September 28,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$448,312	$200,907
Short-term investments - Available-for-sale securities	190,329	128,905
Short-term investments - Trading securities	26,388	20,199
Accounts receivable, net of allowances of $4,333 and $4,809, respectively	122,809	114,448
Inventories	305,529	342,944
Prepaid expenses and other current assets	59,825	55,173
Deferred income taxes, net	71,527	61,453

Total current assets	1,224,719	924,029
Long-term investments – Available-for-sale securities	178,867	136,159
Equity and other investments	150,462	144,257
Property, plant and equipment, net	1,381,296	1,384,902
Other assets	53,070	52,113
Other intangible assets	25,270	24,942
Goodwill	63,374	63,344

TOTAL ASSETS	$3,077,058	$2,729,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,748	$168,984
Accrued compensation and related costs	154,962	152,608
Accrued occupancy costs	58,012	56,179
Accrued taxes	113,891	54,934
Other accrued expenses	171,555	101,800
Deferred revenue	146,151	73,476
Current portion of long-term debt	725	722

Total current liabilities	790,044	608,703
Deferred income taxes, net	33,873	33,217
Long-term debt	4,171	4,354
Other long-term liabilities	2,533	1,045
Shareholders’ equity:
Common stock and additional paid-in capital - Authorized, 600,000,000; issued and outstanding, 395,701,806 and 393,692,536 shares, respectively, (includes 1,697,100 common stock units in both periods)	999,217	959,103
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,180,494	1,069,683
Accumulated other comprehensive income	27,333	14,248

Total shareholders’ equity	2,246,437	2,082,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,077,058	$2,729,746

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	13 Weeks Ended

	December 28,	December 29,
	2003	2002

OPERATING ACTIVITIES:
Net earnings	$110,811	$78,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,028	61,562
Provision for impairments and asset disposals	2,176	(1,761)
Deferred income taxes, net	(6,861)	(1,649)
Equity in income of investees	(3,748)	(2,865)
Tax benefit from exercise of non-qualified stock options	9,439	4,274
Net amortization of premium on securities	1,831	1,138
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(8,162)	(13,661)
Inventories	39,450	53,407
Accounts payable	(25,835)	(12,439)
Accrued taxes	58,456	24,940
Deferred revenue	72,545	49,442
Other accrued expenses	58,664	1,633
Other operating assets and liabilities	(2,046)	(8,636)

Net cash provided by operating activities	378,748	233,748
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(138,022)	(60,489)
Maturity of available-for-sale securities	17,060	45,270
Sale of available-for-sale securities	14,585	40,094
Net additions to equity, other investments and other assets	(4,394)	(2,240)
Distributions from equity investees	5,085	6,976
Net additions to property, plant and equipment	(59,127)	(93,751)

Net cash used by investing activities	(164,813)	(64,140)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	30,675	11,789
Principal payments on long-term debt	(180)	(176)
Repurchase of common stock	—	(29,936)

Net cash provided/(used) by financing activities	30,495	(18,323)
Effect of exchange rate changes on cash and cash equivalents	2,975	499

Net increase in cash and cash equivalents	247,405	151,784
CASH AND CASH EQUIVALENTS:
Beginning of period	200,907	99,677

End of the period	$448,312	$251,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$51	$37
Income taxes	$14,858	$21,663

       See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended December 28, 2003

Note 1: Financial Statement Preparation

The consolidated financial statements as of December 28, 2003, and September 28, 2003, and for the 13-week periods ended December 28, 2003, and December 29, 2002, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week periods ended December 28, 2003, and December 29, 2002, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 28, 2003, is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 28, 2003 (“Fiscal 2003”), included in Item 8 in the Fiscal 2003 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

The results of operations for the 13-week period ended December 28, 2003, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2004.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

In most instances, Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Revenues from stored value cards are recognized upon redemption. Until the redemption of stored value cards, outstanding customer balances on such cards are included in “Deferred revenue” on the accompanying consolidated balance sheets. Specialty revenues consist primarily of product sales to customers other than through Company-operated retail stores, as well as royalties and other fees generated from licensing operations. Sales of coffee, tea and related products are generally recognized upon shipment to customers. Initial non-refundable development fees required under licensing agreements are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned. Arrangements involving multiple elements and deliverables are individually evaluated for revenue recognition. Cash payments received in advance of product or service revenue are recorded as deferred revenue. Consolidated revenues are net of all intercompany eliminations for wholly owned subsidiaries and for licensees accounted for under the equity method based on the Company’s percentage ownership. All revenues are recognized net of any discounts.

Accounting for Stock-Based Compensation

The Company maintains several stock option plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. Starbucks accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock options issued to employees.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company’s net earnings and earnings per share would have been as follows (in thousands, except earnings per share):

	13 Weeks Ended

	December 28,	December 29,
	2003	2002

Net earnings	$110,811	$78,363
Deduct stock-based compensation expense determined under fair value method, net of tax	(8,342)	(8,507)

Pro forma net income	$102,469	$69,856

Earnings per share:
Basic – as reported	$0.28	$0.20
Basic – pro forma	$0.26	$0.18
Diluted – as reported	$0.27	$0.20
Diluted – pro forma	$0.25	$0.18

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN No. 46R”), which provided, among other things, immediate deferral of the application of FIN No. 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The Company’s adoption of FIN No. 46R did not have an impact on its consolidated financial statements.

Note 3: Inventories

Inventories consist of the following (in thousands):

	December 28,	September 28,
	2003	2003

Coffee:
Unroasted	$131,816	$167,674
Roasted	42,029	41,475
Other merchandise held for sale	74,708	83,784
Packaging and other supplies	56,976	50,011

Total	$305,529	$342,944

As of December 28, 2003, the Company had committed to fixed-price purchase contracts for green coffee totaling approximately $391.4 million.

Note 4: Derivative Financial Instruments

Cash Flow Hedges

Cash flow derivative instruments hedge portions of anticipated revenue streams and purchases denominated in Japanese yen, Canadian dollars and/or United States dollars. These contracts expire within 21 months. During the 13-week periods ended December 28, 2003, and December 29, 2002, derivative losses of $0.5 million and $0.2 million were reclassified into revenues, respectively. During the 13-week period ended December 28, 2003, derivative losses of $0.2 million were reclassified into cost of sales. The Company had accumulated net derivative losses of $2.8 million, net of taxes, in other comprehensive income as of December 28, 2003, related to cash flow hedges. Of this amount, $2.0 million of net derivative losses will be reclassified into earnings within 12 months. No significant cash flow hedges were discontinued during the 13-week periods ended December 28, 2003, and

December 29, 2002.

Net Investment Hedges

Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. These contracts expire within 11 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net gains of $0.1 million and $0.4 million for the 13-week periods ended December 28, 2003, and December 29, 2002, respectively. In addition, the Company had accumulated net derivative losses of $5.3 million, net of taxes, in other comprehensive income as of December 28, 2003.

Note 5: Property, Plant, and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	December 28,	September 28,
	2003	2003

Land	$11,414	$11,414
Buildings	64,427	64,427
Leasehold improvements	1,356,167	1,311,024
Roasting and store equipment	639,782	613,825
Furniture, fixtures and other	393,242	375,854

	2,465,032	2,376,544
Less accumulated depreciation and amortization	(1,124,190)	(1,049,810)

	1,340,842	1,326,734
Work in progress	40,454	58,168

Property, plant and equipment, net	$1,381,296	$1,384,902

Note 6: Shareholders’ Equity

Pursuant to the Company’s authorized share repurchase programs, Starbucks acquired 1.5 million shares at an average price of $20.62 for a total cost of $29.9 million during the 13-week period ended December 29, 2002. No shares were repurchased during the 13-week period ended December 28, 2003. As of December 28, 2003, there were approximately 14.6 million additional shares authorized for repurchase. Share repurchases are funded through cash, cash equivalents and available-for-sale securities.

Note 7: Comprehensive Income

Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended

	December 28,	December 29,
	2003	2002

Net earnings	$110,811	$78,363
Unrealized holding losses on cash flow hedging instruments	(2,351)	(481)
Unrealized holding losses on net investment hedging instruments	(1,564)	(1,066)
Unrealized holding gains/(losses) on available-for-sale securities	(222)	35
Reclassification adjustment for gains realized in net income	(153)	(30)

Net unrealized loss	(4,290)	(1,542)
Translation adjustment	17,375	(77)

Total comprehensive income	$123,896	$76,744

The increase in the translation adjustment for the 13 weeks ended December 28, 2003, was primarily due to the weakening of the United States dollar against the Euro, pound sterling and Japanese yen.

Note 8: Earnings Per Share

The following table represents the calculation of net earnings per common share – basic (in thousands, except earnings per share):

	13 Weeks Ended

	December 28,	December 29,
	2003	2002

Net earnings	$110,811	$78,363

Weighted average common shares and common stock units outstanding	395,057	388,652

Net earnings per common share - basic	$0.28	$0.20

The following table represents the calculation of net earnings per common and common equivalent share – diluted (in thousands, except earnings per share):

	13 Weeks Ended

	December 28,	December 29,
	2003	2002

Net earnings	$110,811	$78,363

Weighted average common shares and common stock units outstanding	395,057	388,652
Dilutive effect of outstanding common stock options	12,588	10,566

Weighted average common and common equivalent shares outstanding	407,645	399,218

Net earnings per common and common equivalent share - diluted	$0.27	$0.20

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. For the 13-week period ended December 28, 2003, these options totaled 44,320 and for the 13-week period ended December 29, 2002, these options totaled 1.8 million, during which periods the average market price of the Company’s common stock was $31.52 and $21.90, respectively.

Note 9: Commitments and Contingencies

The Company has unconditionally guaranteed the repayment of certain yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of December 28, 2003, the maximum amount of the guarantees was approximately $12.3 million.

Additionally, Starbucks has unconditionally guaranteed 5% of a Chinese renminbi-denominated credit facility of Shanghai President Coffee Co., an unconsolidated equity investee. The guarantee amount will vary based on fluctuations in the Chinese renminbi foreign exchange rate. As of December 28, 2003, the outstanding amount of the guarantee was approximately $42,000.

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13 weeks ended December 28, 2003.

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Note 10: Segment Reporting

Segment information is prepared on the same basis that the Company’s management internally reviews financial information for operational decision making purposes. The tables below present information by operating segment for the 13 weeks ended (in thousands):

	United		Unallocated
	States(1)	International(1)	Corporate(2)	Total

December 28, 2003
Total net revenues	$1,090,617	$190,574	$—	$1,281,191
Earnings/(loss) before income taxes	216,686	10,987	(48,945)	178,728
Depreciation and amortization expenses	46,481	10,600	8,782	65,863
Income from equity investees	6,435	3,977	—	10,412

December 29, 2002
Total net revenues	$859,438	$144,088	$—	$1,003,526
Earnings/(loss) before income taxes	170,122	(1,423)	(43,368)	125,331
Depreciation and amortization expenses	40,256	9,181	7,948	57,385
Income from equity investees	6,021	580	—	6,601

(1) For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment, although geographically they are part of the United States.

(2) Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the accompanying consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

	13 Weeks Ended

	December 28,	December 29,
	2003	2002

Net revenues from external customers:
United States	$1,093,491	$861,616
Foreign countries	187,700	141,910

Total	$1,281,191	$1,003,526

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 82% of these revenues, as well as specialty revenues generated from product sales to international licensees. No customer accounts for 10% or more of the Company’s revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue growth, operating expenses, capital expenditures, and net earnings, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission, including the “Certain Additional Risks and Uncertainties” section of the Starbucks Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

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

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2003 had 52 weeks. The fiscal year ending on October 3, 2004, will include 53 weeks, with the 53rd week falling entirely in the fourth fiscal quarter.

Management’s Overview

During the 13 weeks ended December 28, 2003, Starbucks established a strong foundation for achieving its full year operational targets, which include: (1) opening 1,300 new retail stores on a global basis, (2) increasing total net revenues by approximately 20%, and (3) increasing earnings per share by 20-25% compared to fiscal year 2003.

Historically, the primary driver of the Company’s revenue growth has been the opening of new retail stores, both Company-operated and licensed, in the United States. Since entering Japan in 1996, Starbucks first retail market outside of North America, the Company accelerated its international expansion plans for both Company-operated and licensed retail stores to pursue the Company’s objective to establish Starbucks as the most recognized and respected brand in the world. With a presence today in more than 30 countries, management believes that the Company’s long term goal of operating at least 25,000 Starbucks retail locations throughout the United States and in International markets is achievable. Management also believes the Company has the personnel and the financial resources to continue to open retail stores at or above the current rate for the foreseeable future.

In addition to opening new retail stores, Starbucks is targeting to increase revenues generated at Company-operated stores open for 13 months or longer (comparable store sales growth) by 3-7% by attracting new customers and increasing the frequency of visits by current customers. The strategy to achieve this target is to continuously improve the level of customer service, maintain a steady stream of product innovation and improve the speed of service through training, technology and process improvement. In the first quarter of fiscal 2004, comparable store sales in Company-operated markets increased by 10% as a result of these efforts. Most noteworthy were the strong holiday sales of seasonal products and the increased usage of the Starbucks stored value card. In licensed markets, Starbucks shared operating and store development experience to help licensees improve the profitability of existing stores and build new stores, which generated additional royalty income and product sales.

The combination of more retail stores, higher revenues from existing stores, and growth in other related activities in both the United States and International segments resulted in a 27.7% increase in total net revenues in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, which was well above the Company’s target. Since additional retail stores can leverage existing support organizations and facilities, that infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. In the first quarter of fiscal 2004, operating income as a percentage of total net revenues increased to 13.7% from 12.0% in the comparable period of fiscal 2003, and net earnings increased by 41.4%, compared to the first quarter of fiscal 2003.

Management realizes that comparable store sales growth at the current level is not sustainable over the long term. However, management believes that new store development opportunities on a global basis are sufficient for the Company to maintain a high level of unit growth for the foreseeable future and that the execution of the current retail operating strategy can achieve 3-7% comparable store sales growth. These revenue growth opportunities, coupled with continuous focus on controlling both operating and capital costs, should allow Starbucks to continue to leverage the existing infrastructure, improve margins and achieve annual earnings per share growth of 20-25%

Results of Operations for the 13 Weeks Ended December 28, 2003 and December 29, 2002

CONSOLIDATED RESULTS

Net revenues for the 13 weeks ended December 28, 2003, increased 27.7% to $1.3 billion from $1.0 billion for the corresponding period of fiscal 2003. During the 13-week period ended December 28, 2003, Starbucks derived approximately 84.3% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 27.2% to $1.1 billion for the 13 weeks ended December 28, 2003, from $849.5 million for the same period in fiscal 2003. The increase was primarily attributable to the opening of 670 new Company-operated retail stores in the last 12 months and comparable store sales growth of 10% for the 13 weeks ended December 28, 2003. The increase in comparable store sales was due almost entirely to an increase in the number of customer transactions. Management believes increased traffic in Company-operated retail stores continues to be driven by new product innovation, continued popularity of core products, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

The Company derived the remaining 15.7% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 30.3% to $200.7 million for the 13 weeks ended December 28, 2003, from $154.0 million for the corresponding period of fiscal 2003.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 34.9% to $133.5 million for the 13 weeks ended December 28, 2003, from $99.0 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the opening of 704 new licensed retail stores in the last 12 months, increased grocery revenues as a result of the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and increased warehouse club revenues due to growth in existing accounts.

Foodservice and other revenues increased 22.0% to $67.2 million for the 13 weeks ended December 28, 2003, from $55.1 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the growth of the foodservice business as a result of the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and the addition of new Starbucks foodservice accounts.

Cost of sales and related occupancy costs were 41.4% of total net revenues for the 13 weeks ended December 28, 2003, compared to 41.8% for the corresponding period of fiscal 2003. This decrease was primarily due to efficiencies gained in the Company’s international supply chain operations and leverage gained on fixed occupancy costs distributed over an expanded revenue base, partially offset by a shift in sales mix in the Company’s United States operating segment. United States Company-operated retail sales, which include higher margin, handcrafted beverages, comprised a lower proportion of total United States net revenues compared to the corresponding period of fiscal 2003.

Store operating expenses as a percentage of Company-operated retail revenues decreased to 37.6% for the 13 weeks ended December 28, 2003, from 37.7% for the corresponding period of fiscal 2003. This decrease was primarily due to leverage gained on fixed expenditures spread over an expanded revenue base, partially offset by higher holiday marketing expenditures.

Other operating expenses (expenses associated with the Company’s specialty operations) increased to 22.0% of total specialty revenues for the 13 weeks ended December 28, 2003, compared to 20.5% in the corresponding period of fiscal 2003, primarily attributable to expanding the foodservice distribution network and maintaining new and existing customer accounts.

Depreciation and amortization expenses increased to $65.9 million for the 13 weeks ended December 28, 2003, compared to $57.4 million for the corresponding period of fiscal 2003. The increase was primarily due to the opening of 670 Company-operated retail stores and refurbishment of certain existing Company-operated retail stores. As a percentage of total net revenues, depreciation and amortization decreased to 5.1% for the 13 weeks ended December 28, 2003, from 5.7% for the same period in fiscal 2003.

General and administrative expenses increased to $69.6 million for the 13 weeks ended December 28, 2003, compared to $60.9 million for the corresponding period of fiscal 2003. The increase was primarily due to higher payroll-related expenditures. However, as a percentage of total net revenues, general and administrative expenses decreased to 5.4% for the 13 weeks ended December 28, 2003, from 6.1% for the same period in fiscal 2003.

Income from equity investees increased $3.8 million to $10.4 million for the 13 weeks ended December 28, 2003, from $6.6 million for the same period in fiscal 2003. The increase was primarily the result of new international licensed retail store openings, improved operating results due to reduced administrative costs in several international markets, and the July 2003 increase in the Company’s ownership interest from 5% to 50% for the Taiwan and Shanghai licensed operations.

Operating income increased 45.3% to $175.5 million for the 13 weeks ended December 28, 2003, compared to $120.8 million for the same period in fiscal 2003. Operating margin increased to 13.7% of total net revenues in the 13 weeks ended December 28, 2003, compared to 12.0% in the corresponding period of fiscal 2003, primarily due to the leverage gained in most operating expense line items from strong revenue growth as described above.

Interest and other income decreased to $3.2 million for the 13 weeks ended December 28, 2003, from $4.5 million in the corresponding period of fiscal 2003, primarily due to lower foreign currency exchange gains in the 13 weeks ended December 28, 2003, related to the Company’s application of the spot-to-spot method for net investment hedges, and a small loss this year compared to a small gain last year related to transactions based in currencies other than the United States dollar.

Income taxes for the 13 weeks ended December 28, 2003, were based on an effective tax rate of 38.0%, compared to 37.5% in the corresponding period of fiscal 2003. For the full fiscal year 2003, the effective tax rate was 38.5%. During fiscal 2003, operations based in the United States were more profitable and international operations, which are in various phases of development, generated greater non-deductible losses than had been anticipated. The decrease in the effective tax rate from 38.5% at the end of fiscal 2003, to 38.0% for the 13 weeks ended December 28, 2003, was primarily attributed to improved operating results from international businesses.

SEGMENT RESULTS

Segment information is prepared on the same basis that the Company’s management internally reviews financial information for operational decision making purposes. The following table summarizes the Company’s results of operations by segment for the 13 weeks ended (in thousands):

		% of		% of
		United		Inter-
	United	States	Inter-	national	Unallocated
December 28, 2003	States	Revenue	national	Revenue	Corporate	Consolidated

Net revenues:
Company-operated retail	$924,544	84.8%	$155,951	81.8%	$—	$1,080,495
Specialty:
Licensing	102,616	9.4	30,883	16.2	—	133,499
Foodservice and other	63,457	5.8	3,740	2.0	—	67,197

Total specialty	166,073	15.2	34,623	18.2	—	200,696

Total net revenues	1,090,617	100.0	190,574	100.0	—	1,281,191
Cost of sales and related occupancy costs	432,810	39.7	97,561	51.2	—	530,371
Store operating expenses	349,146	37.8 (1)	56,954	36.5 (1)	—	406,100
Other operating expenses	37,458	22.6 (2)	6,740	19.5 (2)	—	44,198
Depreciation and amortization expenses	46,481	4.3	10,600	5.6	8,782	65,863
General and administrative expenses	14,471	1.3	11,709	6.1	43,371	69,551
Income from equity investees	6,435	0.6	3,977	2.1	—	10,412

Operating income	$216,686	19.9%	$10,987	5.8%	$(52,153)	$175,520

		% of		% of
		United		Inter-
	United	States	Inter-	national	Unallocated
December 29, 2002	States	Revenue	national	Revenue	Corporate	Consolidated

Net revenues:
Company-operated retail	$735,449	85.6%	$114,037	79.1%	$—	$849,486
Specialty:
Licensing	71,692	8.3	27,280	18.9	—	98,972
Foodservice and other	52,297	6.1	2,771	2.0	—	55,068

Total specialty	123,989	14.4	30,051	20.9	—	154,040

Total net revenues	859,438	100.0	144,088	100.0	—	1,003,526
Cost of sales and related occupancy costs	340,246	39.6	78,915	54.8	—	419,161
Store operating expenses	278,499	37.9 (1)	41,788	36.6 (1)	—	320,287
Other operating expenses	26,316	21.2 (2)	5,200	17.3 (2)	—	31,516
Depreciation and amortization expenses	40,256	4.7	9,181	6.4	7,948	57,385
General and administrative expenses	10,020	1.2	11,007	7.6	39,916	60,943
Income from equity investees	6,021	0.7	580	0.4	—	6,601

Operating income	$170,122	19.8%	$(1,423)	(1.0)%	$(47,864)	$120,835

(1) Shown as a percentage of Company-operated retail revenues.

(2) Shown as a percentage of total specialty revenues.

United States

United States operations (“United States”) sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include retail store and other licensing operations, foodservice accounts and other initiatives related to the Company’s core businesses.

United States total net revenues increased by $231.2 million, or 26.9%, to $1.1 billion for the 13 weeks ended December 28, 2003, compared to $859.4 million for the corresponding period of fiscal 2003. United States Company-operated retail revenues increased by $189.1 million, or 25.7%, to $924.5 million for the 13 weeks ended December 28, 2003, compared to $735.4 million for the corresponding period of fiscal 2003, primarily due to the opening of 563 new Company-operated retail stores in the last 12 months and comparable store sales growth of 11% for the 13 weeks ended December 28, 2003. The increase in comparable store sales was almost entirely due to an increase in the number of customer transactions.

Total United States specialty revenues increased $42.1 million, or 33.9%, to $166.1 million for the 13 weeks ended December 28, 2003, compared to $124.0 million in the corresponding period of fiscal 2003. United States licensing revenues increased $30.9 million, or 43.1%, to $102.6 million, compared to $71.7 million for the corresponding period of fiscal 2003, primarily due to growth in the grocery business as a result of the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and the opening of 428 licensed retail stores in the last 12 months. United States foodservice and other revenues increased $11.2 million, or 21.3%, primarily due to the acquisition of Seattle Coffee Company and the addition of new Starbucks foodservice accounts.

United States operating income increased by 27.4% to $216.7 million for the 13 weeks ended December 28, 2003, from $170.1 million for the same period in fiscal 2003. Operating margin increased to 19.9% of related revenues from 19.8% in the corresponding period of fiscal 2003, primarily due to leverage gained on fixed operating costs spread over an expanded revenue base, partially offset by higher expenditures to support the Company’s expansion of its specialty operations and higher dairy costs.

International

International operations (“International”) sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, Thailand and Australia, as well as through retail store licensing operations and foodservice accounts in these and 27 other countries. Because International operations are in an early stage of development and have country-specific regulatory requirements, they require a more extensive support organization than the United States.

International total net revenues increased by $46.5 million, or 32.3%, to $190.6 million for the 13 weeks ended December 28, 2003, compared to $144.1 million for the corresponding period of fiscal 2003. International Company-operated retail revenues increased by $41.9 million, or 36.8%, to $156.0 million for the 13 weeks ended December 28, 2003, compared to $114.0 million for the corresponding period for fiscal 2003, primarily due to the opening of 107 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the 13 weeks ended December 28, 2003. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.

Total international specialty revenues increased $4.6 million, or 15.2%, to $34.6 million for the 13 weeks ended December 28, 2003, compared to $30.1 million in the corresponding period of fiscal 2003, primarily due to licensing operations. International licensing revenues increased $3.6 million, or 13.2%, to $30.9 million for the 13 weeks ended December 28, 2003, from $27.3 million for the corresponding period of fiscal 2003. The increase was primarily due to the opening of 276 licensed retail stores in the last 12 months, partially offset by proportionate eliminations of sales to equity investees in which the Company increased its ownership interests in late fiscal 2003.

International operating income increased to $11.0 million for the 13 weeks ended December 28, 2003, from an operating loss of $1.4 million in the corresponding period of fiscal 2003. Operating margin increased to 5.8% of related revenues from a negative (1.0)% in the corresponding period of fiscal 2003, primarily due to leverage gained on fixed costs spread over an expanded revenue base, improved operating results of equity investees and efficiencies gained in the Company’s international supply chain operations. Excluding Canadian operations, operating income increased to $1.3 million for the 13 weeks ended December 28, 2003, compared to an operating loss of $7.8 million in the corresponding period of fiscal 2003.

Unallocated Corporate

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated general and administrative expenses increased to $43.4 million in the 13 weeks ended December 28, 2003, from $39.9 million in the corresponding period of fiscal 2003, primarily due to higher payroll-related expenditures. Depreciation and amortization expenses increased to $8.8 million in the 13 weeks ended December 28, 2003, from $7.9 million in the corresponding period of fiscal 2003, primarily due to expanded support facilities and capital spending for information technology enhancements. Total unallocated corporate expenses as a percentage of total net revenues decreased to 4.1% in the 13 weeks ended December 28, 2003, from 4.8% in the corresponding period of fiscal 2003.

Store Data

The following table summarizes the Company’s retail store information as of and for the 13-week periods ended:

	December 28, 2003		December 29, 2002

	Stores	Net Stores	Stores	Net Stores
	Open	Added	Open	Added

United States:
Company-operated Stores	3,879	100	3,316	107
Licensed Stores	1,532	110	1,104	71

	5,411	210	4,420	178
International:(1)
Company-operated Stores	804	37	697	26
Licensed Stores	1,352	95	1,076	103

	2,156	132	1,773	129

Total Stores	7,567	342	6,193	307

(1)   International store counts now include Canadian locations.

Starbucks plans to open approximately 1,300 new stores on a global basis for fiscal 2004. In the United States the Company plans to open approximately 525 new Company-operated locations and 350 licensed locations. Internationally, including Canada, Starbucks plans to open approximately 100 locations in Company-operated markets and 325 locations in licensed markets.

Liquidity and Capital Resources

Cash and cash equivalents increased by $247.4 million for the 13 weeks ended December 28, 2003, to $448.3 million. The Company ended the period with $843.9 million in total cash and cash equivalents and liquid investments. Working capital as of December 28, 2003 totaled $434.7 million compared to $337.7 million as of December 29, 2002. The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees. Depending on market conditions, Starbucks may acquire additional shares of its common stock in accordance with its existing share repurchase programs.

Cash provided by operating activities totaled $378.7 million for the 13 weeks ended December 28, 2003. Net earnings provided $110.8 million, the change in deferred revenue attributed to the growth of Starbucks Card balances not yet redeemed provided $72.5 million, non-cash depreciation and amortization expenses provided $72.0 million, the change in accrued expenses provided $58.7 million as a result of pending purchases of available-for-sale securities and the change in accrued taxes provided $58.5 million as a result of the timing of payments.

Cash used by investing activities for the 13 weeks ended December 28, 2003, totaled $164.8 million. The net activity in the Company’s portfolio of available-for-sale securities during the 13-week period used $106.4 million, and net capital additions to property, plant and equipment used $59.1 million related to opening 137 new Company-operated retail stores and remodeling certain existing stores. Gross capital additions for the 13 weeks ended December 28, 2003, were $80.3 million and were offset by the change in currency translation adjustments, disposals, and impairment provisions of $21.2 million.

Cash provided by financing activities for the 13 weeks ended December 28, 2003, totaled $30.5 million. This was primarily due to the exercise of stock options and sale of the Company’s common stock from employee stock purchase plans, which provided $30.7 million.

Cash requirements in fiscal 2004, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores as Starbucks plans to open approximately 625 Company-operated stores, remodel certain existing stores and enhance its production capacity and information systems. Management expects capital expenditures in fiscal 2004 to be in the range of $450 million to $475 million, or approximately 10% to 15% growth over fiscal 2003.

Management believes that existing cash and investments as well as cash generated from operations should be sufficient to finance capital requirements for its core businesses for the foreseeable future. New joint ventures, acquisitions or other new business opportunities may require outside funding.

The following table summarizes the Company’s contractual obligations and borrowings as of December 28, 2003, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands):

	Payments due by Period

		Less than 1			More than
Contractual obligations	Total	year	1 - 3 years	3 - 5 years	5 years

Long-term debt obligations	$4,896	$725	$1,490	$1,544	$1,137
Operating lease obligations	2,272,213	300,815	564,624	490,032	916,742
Purchase obligations	419,070	277,355	137,784	3,931	—

Total	$2,696,179	$578,895	$703,898	$495,507	$917,879

Starbucks expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Guarantees of Indebtedness of Others

The Company has unconditionally guaranteed the repayment of certain yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of December 28, 2003, the maximum amount of the guarantees was approximately $12.3 million.

Additionally, Starbucks has unconditionally guaranteed 5% of a Chinese renminbi-denominated credit facility of Shanghai President Coffee Co., an unconsolidated equity investee. The guarantee amount will vary based on fluctuations in the Chinese renminbi foreign exchange rate. As of December 28, 2003, the outstanding amount of the guarantee was approximately $42,000.

Product Warranties

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13 weeks ended December 28, 2003.

Coffee Prices, Availability and General Risk Conditions

The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past and may be affected in the future by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. The Company’s ability to raise sales prices in response to rising coffee prices may be limited, and the Company’s profitability could be adversely affected if coffee prices were to rise substantially.

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of December 28, 2003, the Company had approximately $391.4 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through calendar 2004 and well into 2005 for many types of coffees. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

In addition to fluctuating coffee prices, management believes that the Company’s future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, fluctuating dairy prices, the Company’s ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores and the Company’s continued ability to hire, train and retain qualified personnel, expensing of stock options when required, and other factors discussed under “Certain Additional Risks and Uncertainties” in the “Business” section of the Company’s Fiscal 2003 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN No. 46R”), which provided, among other things, immediate deferral of the application of FIN No. 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The Company’s adoption of FIN No. 46R did not have an impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of December 28, 2003, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Coffee Japan, Ltd. These contracts expire within 21 months.

Based on the foreign exchange contracts outstanding as of December 28, 2003, a 10% devaluation of the United States dollar as compared to the level of foreign exchange rates for currencies under contract as of December 28, 2003, would result in a reduction in the fair value of these derivative financial instruments of approximately $20.5 million, of which $13.8 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the United States dollar would result in an increase in the fair value of these instruments of approximately $18.4 million, of which $12.9 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases, respectively, in the dollar value of the Company’s foreign investment and future foreign currency royalty and license fee payments that would be received within the hedging period.

There have been no material changes in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2003 Annual Report on Form 10-.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the quarterly period covered by this Report (December 28, 2003), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting.

There have been no significant changes in the Company’s internal controls over financial reporting during its most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit
No.	Description

3.1	Amended and Restated Bylaws of Starbucks Corporation, as amended January 7, 2004

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company furnished one Report on Form 8-K to the Securities and Exchange Commission during the period covered by this report. The report was furnished on November 13, 2003 and related to the Company’s earnings release announcing its financial results for the 13 and 52 weeks ended September 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

February 4, 2004	By:	/s/ MICHAEL CASEY

Michael Casey
executive vice president and chief financial officer
Signing on behalf of the registrant and as principal
financial officer

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Bylaws of Starbucks Corporation, as amended January 7, 2004

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E1