Form 10-Q
period 2004-03-28
STARBUCKS CORP
filed 2004-05-06
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________.

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 4, 2004
Common Stock, par value $0.001 per share	396,521,888

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 28, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net revenues:
Company-operated retail	$1,050,481	$809,317	$2,130,976	$1,658,803
Specialty:
Licensing	122,517	92,269	256,016	191,241
Foodservice and other	68,070	52,620	135,267	107,688

Total specialty	190,587	144,889	391,283	298,929

Total net revenues	1,241,068	954,206	2,522,259	1,957,732
Cost of sales and related occupancy costs	510,102	392,098	1,040,386	811,259
Store operating expenses	425,976	329,153	831,797	649,440
Other operating expenses	40,802	36,521	84,500	68,037
Depreciation and amortization expenses	71,966	57,961	137,829	115,346
General and administrative expenses	79,982	59,552	150,399	120,495
Income from equity investees	12,281	6,573	22,693	13,174

Operating income	124,521	85,494	300,041	206,329
Interest and other income, net	3,685	1,239	6,893	5,735

Earnings before income taxes	128,206	86,733	306,934	212,064
Income taxes	48,718	34,702	116,635	81,670

Net earnings	$79,488	$52,031	$190,299	$130,394

Net earnings per common share — basic	$0.20	$0.13	$0.48	$0.34
Net earnings per common share — diluted	$0.19	$0.13	$0.46	$0.33
Weighted average shares outstanding:
Basic	397,557	389,713	396,313	389,186
Diluted	411,559	399,622	409,608	399,427

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 28,	September 28,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370,081	$200,907
Short-term investments — Available-for-sale securities	258,409	128,905
Short-term investments — Trading securities	29,144	20,199
Accounts receivable, net of allowances of $4,677 and $4,809, respectively	118,587	114,448
Inventories	307,215	342,944
Prepaid expenses and other current assets	59,656	55,173
Deferred income taxes, net	78,196	61,453

Total current assets	1,221,288	924,029
Long-term investments — Available-for-sale securities	195,508	136,159
Equity and other investments	164,786	144,257
Property, plant and equipment, net	1,372,003	1,384,902
Other assets	53,066	52,113
Other intangible assets	25,628	24,942
Goodwill	63,376	63,344

TOTAL ASSETS	$3,095,655	$2,729,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,873	$168,984
Accrued compensation and related costs	185,658	152,608
Accrued occupancy costs	59,259	56,179
Accrued taxes	49,663	54,934
Other accrued expenses	135,775	101,800
Deferred revenue	105,315	73,476
Current portion of long-term debt	729	722

Total current liabilities	694,272	608,703
Deferred income taxes, net	37,602	33,217
Long-term debt	3,988	4,354
Other long-term liabilities	6,434	1,045
Shareholders’ equity:
Common stock and additional paid-in capital — Authorized, 600,000,000; issued and outstanding, 397,601,544 and 393,692,536 shares, respectively, (includes 1,697,100 common stock units in both periods)	1,022,859	959,103
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,259,982	1,069,683
Accumulated other comprehensive income	31,125	14,248

Total shareholders’ equity	2,353,359	2,082,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,095,655	$2,729,746

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	26 Weeks Ended
	March 28, 2004	March 30, 2003
OPERATING ACTIVITIES:
Net earnings	$190,299	$130,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	150,024	124,761
Provision for impairments and asset disposals	5,949	(925)
Deferred income taxes, net	(10,118)	4,199
Equity in income of investees	(9,428)	(4,867)
Tax benefit from exercise of non-qualified stock options	31,363	18,020
Net amortization of premium on securities	4,641	2,648
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	36,907	60,655
Accrued compensation and related costs	32,093	11,087
Accrued taxes	(5,537)	(25,160)
Deferred revenue	31,734	25,129
Other accrued expenses	23,570	9,613
Other operating assets and liabilities	(17,205)	(17,007)

Net cash provided by operating activities	464,292	338,547

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(322,684)	(140,321)
Maturity of available-for-sale securities	62,631	62,401
Sale of available-for-sale securities	66,687	52,314
Net additions to equity, other investments and other assets	(7,796)	(2,897)
Net additions to property, plant and equipment	(128,743)	(182,011)

Net cash used by investing activities	(329,905)	(210,514)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	73,118	52,138
Principal payments on long-term debt	(360)	(350)
Repurchase of common stock	(40,724)	(30,144)

Net cash provided by financing activities	32,034	21,644
Effect of exchange rate changes on cash and cash equivalents	2,753	1,047

Net increase in cash and cash equivalents	169,174	150,724

CASH AND CASH EQUIVALENTS:
Beginning of period	200,907	99,677

End of the period	$370,081	$250,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$289	$140
Income taxes	$103,871	$85,171

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 and 26 Weeks Ended March 28, 2004, and March 30, 2003

Note 1: Financial Statement Preparation

The consolidated financial statements as of March 28, 2004, and September 28, 2003, and for the 13-week and 26-week periods ended March 28, 2004, and March 30, 2003, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week and 26-week periods ended March 28, 2004, and March 30, 2003, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

The results of operations for the 13-week and 26-week periods ended March 28, 2004, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2004.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Revenues from stored value cards are recognized upon redemption. Until the redemption of stored value cards, outstanding customer balances on such cards are included in “Deferred revenue” on the accompanying consolidated balance sheets. Specialty revenues consist primarily of product sales to customers other than through Company-operated retail stores, as well as royalties and other fees generated from licensing operations. Sales of coffee, tea and related products are generally recognized upon shipment to customers. Initial non-refundable development fees required under licensing agreements are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned. Arrangements involving multiple elements and deliverables are individually evaluated for revenue recognition. Cash payments received in advance of product or service delivery are recorded as deferred revenue. Consolidated revenues are net of all intercompany eliminations for wholly owned subsidiaries and for licensees accounted for under the equity method based on the Company’s percentage ownership. All revenues are recognized net of any discounts.

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

Had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net earnings and earnings per share by using the Black-Scholes option valuation model would have been as follows (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net earnings	$79,488	$52,031	$190,299	$130,394
Deduct: stock-based compensation expense determined under fair value method, net of tax	(12,407)	(9,788)	(20,828)	(18,301)

Pro forma net income	$67,081	$42,243	$169,471	$112,093

Earnings per share:
Basic — as reported	$0.20	$0.13	$0.48	$0.34
Basic — pro forma	$0.17	$0.11	$0.43	$0.29
Diluted — as reported	$0.19	$0.13	$0.46	$0.33
Diluted — pro forma	$0.16	$0.11	$0.42	$0.28

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 defines other-than-temporary impairment for available-for-sale securities as well as cost method and equity method investments, among other things. The impairment provisions and disclosure requirements of EITF 03-1, which will be adopted by Starbucks during fiscal 2004, is not expected to have a significant impact on the Company’s consolidated financial position or disclosures.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN No. 46R”), which provided, among other things, immediate deferral of the application of FIN No. 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The Company’s adoption of FIN No. 46R did not have an impact on its consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 rescinds the accounting guidance contained in SAB 101, “Revenue Recognition in Financial Statements,” and incorporates the body of previously issued guidance related to multiple-element revenue arrangements. The Company’s adoption of SAB 104 did not have an impact on its consolidated financial statements.

Note 3: Inventories

Inventories consist of the following (in thousands):

	March 28,	September 28,
	2004	2003
Coffee:
Unroasted	$139,229	$167,674
Roasted	36,767	41,475
Other merchandise held for sale	65,013	83,784
Packaging and other supplies	66,206	50,011

Total	$307,215	$342,944

As of March 28, 2004, the Company had committed to fixed-price purchase contracts for green coffee totaling approximately $388.5 million.

Note 4: Derivative Financial Instruments

Cash Flow Hedges

Starbucks and its subsidiaries, which include entities that use their local currency as their functional currency, enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and purchases. Current contracts hedge forecasted transactions denominated in Japanese yen and Canadian dollars, as well as in United States dollars for foreign operations. During the 13 weeks ended March 28, 2004, and March 30, 2003, derivative losses of $0.5 million and $0.4 million were reclassified into revenues, respectively. During the 26 weeks ended March 28, 2004, and March 30, 2003, derivative losses of $1.0 million and $0.6 million were reclassified into revenues, respectively. For hedges of foreign denominated purchases, derivative losses of $0.2 and $0.4 million were reclassified into cost of sales during the 13-week and 26-week periods ended March 28, 2004, respectively. There were no similar transactions reclassified into cost of sales in the prior year.

The Company had accumulated net derivative losses of $2.3 million, net of taxes, in other comprehensive income as of March 28, 2004, related to cash flow hedges. Of this amount, $1.7 million of net derivative losses will be reclassified into earnings within 12 months. No significant cash flow hedges were discontinued during the 13-week and 26-week periods ended March 28, 2004, and March 30, 2003. Current contracts will expire within 18 months.

Net Investment Hedges

Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. These contracts expire within 8 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net gains of $0.2 million and $0.6 million for the 13 weeks ended March 28, 2004, and March 30, 2003, respectively, and recognized net gains of $0.3 million and $1.0 million for the 26 weeks ended March 28, 2004, and March 30, 2003, respectively. In addition, the Company had accumulated net derivative losses of $5.8 million, net of taxes, in other comprehensive income as of March 28, 2004.

Note 5: Property, Plant, and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	March 28,	September 28,
	2004	2003
Land	$11,414	$11,414
Buildings	64,436	64,427
Leasehold improvements	1,377,913	1,311,024
Roasting and store equipment	657,720	613,825
Furniture, fixtures and other	402,851	375,854

	2,514,334	2,376,544
Less accumulated depreciation and amortization	(1,197,598)	(1,049,810)

	1,316,736	1,326,734
Work in progress	55,267	58,168

Property, plant and equipment, net	$1,372,003	$1,384,902

Note 6: Shareholders’ Equity

Pursuant to the Company’s authorized share repurchase programs, Starbucks acquired 1.1 million shares at an average price of $37.02 for a total cost of $40.7 million during the 26-week period ended March 28, 2004. Starbucks acquired 1.5 million shares at an average price of $20.63 for a total cost of $30.1 million during the 26-week period ended March 30, 2003. As of March 28, 2004, there were approximately 13.5 million additional shares authorized for repurchase. Share repurchases are funded through cash, cash equivalents and available-for-sale securities.

Note 7: Comprehensive Income

Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net earnings	$79,488	$52,031	$190,299	$130,394
Unrealized holding gains/(losses) on cash flow hedging instruments	24	(34)	(2,327)	(515)
Unrealized holding gains/(losses) on net investment hedging instruments	(433)	230	(1,997)	(836)
Unrealized holding gains/(losses) on available-for-sale securities	358	(4)	136	31
Reclassification adjustment for losses realized in net income	532	153	379	123

Net unrealized gain/(loss)	481	345	(3,809)	(1,197)
Translation adjustment	3,311	1,767	20,686	1,690

Total comprehensive income	$83,280	$54,143	$207,176	$130,887

The increase in the translation adjustment for the 13-week and 26-week periods ended March 28, 2004, was primarily due to the weakening of the United States dollar against the British pound sterling and Japanese yen.

Note 8: Earnings Per Share

The following table represents the calculation of net earnings per common share — basic (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net earnings	$79,488	$52,031	$190,299	$130,394
Weighted average common shares and common stock units outstanding	397,557	389,713	396,313	389,186

Net earnings per common share — basic	$0.20	$0.13	$0.48	$0.34

The following table represents the calculation of net earnings per common and common equivalent share — diluted (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net earnings	$79,488	$52,031	$190,299	$130,394

Weighted average common shares and common stock units outstanding	397,557	389,713	396,313	389,186
Dilutive effect of outstanding common stock options	14,002	9,909	13,295	10,241

Weighted average common and common equivalent shares outstanding	411,559	399,622	409,608	399,427

Net earnings per common and common equivalent share — diluted	$0.19	$0.13	$0.46	$0.33

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. For the 13-week period ended March 28, 2004, these options totaled 12,418 and for the 13-week period ended March 30, 2003, these options totaled 0.8 million, during which periods the average market price of the Company’s common stock was $36.26 and $22.60, respectively. For the 26-week period ended March 28, 2004, these options totaled 12,310 and for the 26-week period ended March 30, 2003, these options totaled 1.4 million, during which periods the average market price of the Company’s common stock was $33.71 and $22.24, respectively.

Note 9: Commitments and Contingencies

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of March 28, 2004, the maximum amount of the guarantees was approximately $11.4 million.

Additionally, Starbucks has unconditionally guaranteed 5% of a Chinese renminbi-denominated credit facility of Shanghai President Coffee Co., an unconsolidated equity investee. The guarantee amount will vary based on fluctuations in the renminbi foreign exchange rate. As of March 28, 2004, the outstanding amount of the guarantee was approximately $42,000.

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13 and 26-week periods ended March 28, 2004.

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Note 10: Segment Reporting

Segment information is prepared on the same basis that the Company’s management internally reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United		Unallocated
13 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
March 28, 2004
Total net revenues	$1,055,473	$185,595	$—	$1,241,068
Earnings/(loss) before income taxes	173,581	8,426	(53,801)	128,206
Depreciation and amortization expenses	52,063	11,542	8,361	71,966
Income from equity investees	6,682	5,599	—	12,281

March 30, 2003
Total net revenues	$816,576	$137,630	$—	$954,206
Earnings/(loss) before income taxes	133,331	(3,792)	(42,806)	86,733
Depreciation and amortization expenses	41,277	9,177	7,507	57,961
Income from equity investees	4,586	1,987	—	6,573

	United		Unallocated
26 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
March 28, 2004
Total net revenues	$2,146,090	$376,169	$—	$2,522,259
Earnings/(loss) before income taxes	387,947	19,564	(100,577)	306,934
Depreciation and amortization expenses	99,127	22,148	16,554	137,829
Income from equity investees	13,117	9,576	—	22,693

March 30, 2003
Total net revenues	$1,676,014	$281,718	$—	$1,957,732
Earnings/(loss) before income taxes	303,453	(5,215)	(86,174)	212,064
Depreciation and amortization expenses	81,533	18,358	15,455	115,346
Income from equity investees	10,607	2,567	—	13,174

(1)	For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment, although geographically they are part of the United States.

(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the accompanying consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net revenues from external customers:
United States	$1,057,552	$818,350	$2,151,043	$1,679,966
Foreign countries	183,516	135,856	371,216	277,766

Total	$1,241,068	$954,206	$2,522,259	$1,957,732

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 81% of foreign net revenues. No customer accounts for 10% or more of the Company’s revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue growth, cash flow requirements, capital expenditures, and net earnings, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission, including the “Certain Additional Risks and Uncertainties” section of the Starbucks Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

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

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K.

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2003 had 52 weeks. The fiscal year ending on October 3, 2004, will include 53 weeks, with the 53rd week falling in the fourth fiscal quarter.

Management’s Overview

During the 13 weeks ended March 28, 2004, all areas of Starbucks business, from domestic and international retail operations to the Company’s specialty businesses, delivered strong financial performance. Company-operated retail stores posted the strongest quarterly comparable store sales gain in more than ten years, and innovation was prevalent throughout the Company’s operations. Starbucks believes the Company’s ability to achieve the balance between growing the core business and building the platform for future growth is the key to increasing shareholder value. Starbucks second quarter performance provides a strong example of the Company’s commitment to this balance.

Historically, the primary driver of the Company’s revenue growth has been the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as the most recognized and respected brand in the world. With a presence today in more than 30 countries, management continues to believe that the Company’s long term goal of operating at least 25,000 Starbucks retail locations throughout the United States and in International markets is achievable. Management also believes the Company has the human and financial resources to continue to open retail stores at or above the current rate for the foreseeable future.

In addition to opening new retail stores, Starbucks is targeting to increase revenues generated at Company-operated stores open for 13 months or longer (comparable store sales growth) by 3-7% by attracting new customers and increasing the frequency of visits by current customers. The strategy to achieve this target is to continuously improve the level of customer service, maintain a steady stream of product innovation and improve the speed of service through training, technology and process improvement. In the second quarter of fiscal 2004, comparable store sales in Company-operated markets increased by 12% as a result of these efforts. In licensed markets, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores, which generated additional royalty income and product sales.

The combination of more retail stores, higher revenues from existing stores, and growth in other business channels in both the United States and International segments resulted in a 30.1% increase in total net revenues in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, which was above the Company’s target. Since additional retail stores can leverage existing support organizations and facilities, that infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. In the second quarter of fiscal 2004, operating income as a percentage of total net revenues increased to 10.0% from 9.0% in the comparable period of fiscal 2003, and net earnings increased by 52.8%, compared to the second quarter of fiscal 2003.

Management believes that comparable store sales growth at the current level is not sustainable over the long term. However, management believes that new store development opportunities on a global basis are sufficient for the Company to maintain a high level of unit growth for the foreseeable future and that the execution of the current retail operating strategy can achieve 3-7% comparable store sales growth. These revenue growth opportunities, coupled with continuous focus on controlling both operating and capital costs, should allow Starbucks to continue to modestly improve margins and achieve annual revenue growth of approximately 20% and annual earnings per share growth of 20-25%.

Results of Operations for the 13 Weeks Ended March 28, 2004 and March 30, 2003

CONSOLIDATED RESULTS

Net revenues for the 13 weeks ended March 28, 2004, increased 30.1% to $1.2 billion from $954 million for the corresponding period of fiscal 2003. During the 13-week period ended March 28, 2004, Starbucks derived approximately 84.6% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 29.8% to $1.1 billion for the 13 weeks ended March 28, 2004, from $809 million for the same period in fiscal 2003. The increase was primarily attributable to the opening of 671 new Company-operated retail stores in the last 12 months and comparable store sales growth of 12% for the 13 weeks ended March 28, 2004. The increase in comparable store sales was due to an 11% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

The Company derived the remaining 15.4% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 31.5% to $190.6 million for the 13 weeks ended March 28, 2004, from $144.9 million for the corresponding period of fiscal 2003.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 32.8% to $122.5 million for the 13 weeks ended March 28, 2004, from $92.3 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the addition of 705 new licensed retail stores in the last 12 months, increased grocery revenues as a result of the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and increased warehouse club revenues due to growth in existing accounts.

Foodservice and other revenues increased 29.4% to $68.1 million for the 13 weeks ended March 28, 2004, from $52.6 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the growth of the foodservice business as a result of the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and growth in new and existing Starbucks foodservice accounts.

Cost of sales and related occupancy costs were unchanged at 41.1% of total net revenues for the 13 weeks ended March 28, 2004, compared to the corresponding period of fiscal 2003. A shift in sales mix toward lower margin products and higher green coffee and dairy commodity costs were offset by efficiencies in supply chain distribution operations and leverage gained on fixed occupancy costs distributed over an expanded revenue base.

Store operating expenses as a percentage of Company-operated retail revenues decreased to 40.6% for the 13 weeks ended March 28, 2004, from 40.7% for the corresponding period of fiscal 2003. This decrease was primarily due to leverage gained on fixed occupancy and personnel expenditures distributed over an expanded revenue base, partially offset by costs associated with retail management participation in the Company’s global leadership conference held in March 2004. Management believes the conference represents an important investment in the Company’s development of its partners (employees).

Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 21.4% of total specialty revenues for the 13 weeks ended March 28, 2004, compared to 25.2% in the corresponding period of fiscal 2003, primarily due to leverage in the current fiscal period on most fixed expenditures distributed over an expanded revenue base and a $2.0 million provision recorded in the corresponding period of fiscal 2003 for dissolving the Company’s licensed operations in Israel.

Depreciation and amortization expenses increased to $72.0 million for the 13 weeks ended March 28, 2004, compared to $58.0 million for the corresponding period of fiscal 2003. The increase was primarily due to the opening of 671 new Company-operated retail stores in the last 12 months and higher depreciation expenses associated with the Company’s foodservice operations. As a percentage of total net revenues, depreciation and amortization decreased to 5.8% for the 13 weeks ended March 28, 2004, from 6.1% for the same period in fiscal 2003.

General and administrative expenses increased to $80.0 million for the 13 weeks ended March 28, 2004, compared to $59.6 million for the corresponding period of fiscal 2003. The increase was primarily due to higher payroll-related expenditures. As a percentage of total net revenues, general and administrative expenses increased to 6.4% for the 13 weeks ended March 28, 2004, from 6.2% for the same period in fiscal 2003. As a percentage of total net revenues, the increase was due to a higher provision for incentive compensation based on the Company’s performance during the quarter.

Income from equity investees increased $5.7 million to $12.3 million for the 13 weeks ended March 28, 2004, from $6.6 million for the same period in fiscal 2003. International markets, particularly Japan, and The North American Coffee Partnership experienced improved operating results, primarily due to higher sales volumes. New licensed retail store openings and the July 2003 increase in the Company’s ownership interest from 5% to 50% for the Taiwan and Shanghai licensed operations also contributed to the growth.

Operating income increased 45.6% to $124.5 million for the 13 weeks ended March 28, 2004, compared to $85.5 million for the same period in fiscal 2003. Operating margin increased to 10.0% of total net revenues in the 13 weeks ended March 28, 2004, compared to 9.0% in the corresponding period of fiscal 2003, primarily due to reductions in store operating, other operating, and depreciation and amortization expenses as a percentage of total net revenues.

Interest and other income increased to $3.7 million for the 13 weeks ended March 28, 2004, from $1.2 million in the corresponding period of fiscal 2003, primarily due to higher interest income earned on cash and liquid investment balances and a smaller loss this year compared to last year related to transactions based in currencies other than the United States dollar.

Income taxes for the 13 weeks ended March 28, 2004, were based on an effective tax rate of 38.0%, compared to 40.0% in the corresponding period of fiscal 2003, due to improved operating results from international businesses.

SEGMENT RESULTS

Segment information is prepared on the same basis that the Company’s management internally reviews financial information for operational decision making purposes. The following table summarizes the Company’s results of operations by segment (in thousands):

		% of		% of
		United		Inter-		% of
	United	States	Inter-	national	Unallocated	Total
13 Weeks Ended	States	Revenue	national	Revenue	Corporate	Net Revenues	Consolidated
March 28, 2004
Net revenues:
Company-operated retail	$898,249	85.1%	$152,232	82.0%	$—	—%	$1,050,481
Specialty:
Licensing	93,157	8.8	29,360	15.8	—	—	122,517
Foodservice and other	64,067	6.1	4,003	2.2	—	—	68,070

Total specialty	157,224	14.9	33,363	18.0	—	—	190,587

Total net revenues	1,055,473	100.0	185,595	100.0	—		1,241,068
Cost of sales and related occupancy costs	414,058	39.2	96,044	51.7	—	—	510,102
Store operating expenses	369,348	41.1 (1)	56,628	37.2 (1)	—	—	425,976
Other operating expenses	34,743	22.1 (2)	6,059	18.2 (2)	—	—	40,802
Depreciation and amortization expenses	52,063	4.9	11,542	6.2	8,361	0.7	71,966
General and administrative expenses	18,362	1.7	12,495	6.7	49,125	3.9	79,982
Income from equity investees	6,682	0.6	5,599	3.0	—	—	12,281

Operating income/(loss)	$173,581	16.4%	$8,426	4.5%	$(57,486)	(4.6)%	$124,521

		% of		% of
		United		Inter-		% of
	United	States	Inter-	national	Unallocated	Total
13 Weeks Ended	States	Revenue	national	Revenue	Corporate	Net Revenues	Consolidated
March 30, 2003
Net revenues:
Company-operated retail	$698,389	85.5%	$110,928	80.6%	$—	—%	$809,317
Specialty:
Licensing	68,247	8.4	24,022	17.5	—	—	92,269
Foodservice and other	49,940	6.1	2,680	1.9	—	—	52,620

Total specialty	118,187	14.5	26,702	19.4	—	—	144,889

Total net revenues	816,576	100.0	137,630	100.0	—	—	954,206
Cost of sales and related occupancy costs	318,573	39.0	73,525	53.4	—	—	392,098
Store operating expenses	287,331	41.1 (1)	41,822	37.7 (1)	—	—	329,153
Other operating expenses	29,025	24.6 (2)	7,496	28.1 (2)	—	—	36,521
Depreciation and amortization expenses	41,277	5.1	9,177	6.7	7,507	0.8	57,961
General and administrative expenses	11,625	1.4	11,389	8.3	36,538	3.8	59,552
Income from equity investees	4,586	0.6	1,987	1.4	—	—	6,573

Operating income/(loss)	$133,331	16.3%	$(3,792)	(2.8)%	$(44,045)	(4.6)%	$85,494

(1)	Shown as a percentage of related Company-operated retail revenues.
(2)	Shown as a percentage of related total specialty revenues.

United States

United States operations (“United States”) sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include retail store and other licensing operations, foodservice accounts and other smaller initiatives related to the Company’s core businesses.

United States total net revenues increased by $238.9 million, or 29.3%, to $1.1 billion for the 13 weeks ended March 28, 2004, compared to $816.6 million for the corresponding period of fiscal 2003. United States Company-operated retail revenues increased by $199.9 million, or 28.6%, to $898.2 million for the 13 weeks ended March 28, 2004, compared to $698.4 million for the corresponding period of fiscal 2003, primarily due to the opening of 560 new Company-operated retail stores in the last 12 months and comparable store sales growth of 13% for the 13 weeks ended March 28, 2004. The increase in comparable store sales was due to a 12% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction.

Total United States specialty revenues increased $39.0 million, or 33.0%, to $157.2 million for the 13 weeks ended March 28, 2004, compared to $118.2 million in the corresponding period of fiscal 2003. United States licensing revenues increased $24.9 million, or 36.5%, to $93.2 million, compared to $68.2 million for the corresponding period of fiscal 2003, primarily due to the opening of 438 new licensed retail stores in the last 12 months, as well as growth in the grocery and warehouse club businesses. United States foodservice and other revenues increased $14.1 million, or 28.3%, to $64.1 million primarily due to the acquisition of Seattle Coffee Company in the fourth fiscal quarter of 2003 and growth in new and existing Starbucks foodservice accounts.

United States operating income increased by 30.2% to $173.6 million for the 13 weeks ended March 28, 2004, from $133.3 million for the same period in fiscal 2003. Operating margin increased to 16.4% of related revenues from 16.3% in the corresponding period of fiscal 2003, primarily due to reductions in most operating expenses as a percentage of related revenues.

International

International operations (“International”) sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, Thailand and Australia, as well as through retail store licensing operations and foodservice accounts in these and 30 other countries. International operations are in various early stages of development and have country-specific regulatory requirements that require a more extensive support organization than the United States relative to the current levels of revenue and operating income.

International total net revenues increased by $48.0 million, or 34.9%, to $185.6 million for the 13 weeks ended March 28, 2004, compared to $137.6 million for the corresponding period of fiscal 2003. International Company-operated retail revenues increased by $41.3 million, or 37.2%, to $152.2 million for the 13 weeks ended March 28, 2004, compared to $110.9 million for the corresponding period for fiscal 2003, primarily due to the opening of 111 new Company-operated retail stores in the last 12 months, the weakening of the United States dollar against the British pound sterling and Canadian dollar, and comparable store sales growth of 6% for the 13 weeks ended March 28, 2004. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.

Total international specialty revenues increased $6.7 million, or 24.9%, to $33.4 million for the 13 weeks ended March 28, 2004, compared to $26.7 million in the corresponding period of fiscal 2003, primarily from licensing operations. International licensing revenues increased $5.3 million, or 22.2%, to $29.4 million for the 13 weeks ended March 28, 2004, from $24.0 million for the corresponding period of fiscal 2003. The increase was primarily due to higher product sales and higher royalty revenue as the result of opening 267 new licensed retail stores in the last 12 months.

International operating income increased to $8.4 million for the 13 weeks ended March 28, 2004, from an operating loss of $3.8 million in the corresponding period of fiscal 2003. Operating margin increased to 4.5% of related revenues from a negative (2.8)% in the corresponding period of fiscal 2003, primarily due to a nonrecurring provision to dissolve the Company’s investment in the licensed Israel operations in the prior year and leverage gained on most expense items distributed over an expanded revenue base.

Unallocated Corporate

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated general and administrative expenses increased to $49.1 million in the 13 weeks ended March 28, 2004, from $36.5 million in the corresponding period of fiscal 2003, primarily due to higher payroll-related expenditures, specifically an increased provision for incentive compensation based on the Company’s performance during the quarter. Depreciation and amortization expenses increased to $8.4 million in the 13 weeks ended March 28, 2004, from $7.5 million in the corresponding period of fiscal 2003, primarily due to capital spending for information technology enhancements and expanded support facilities. Total unallocated corporate expenses as a percentage of total net revenues remained unchanged at 4.6% for the 13-week periods ended March 28,

2004, and March 30, 2003.

Results of Operations for the 26 Weeks Ended March 28, 2004 and March 30, 2003

CONSOLIDATED RESULTS

Net revenues for the 26 weeks ended March 28, 2004, increased 28.8% to $2.5 billion from $2.0 billion for the corresponding period of fiscal 2003. During the 26-week period ended March 28, 2004, Starbucks derived approximately 84.5% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 28.5% to $2.1 billion for the 26 weeks ended March 28, 2004, from $1.7 billion for the same period in fiscal 2003. The increase was primarily attributable to the opening of 671 new Company-operated retail stores in the last 12 months and comparable store sales growth of 11% for the 26 weeks ended March 28, 2004. The increase in comparable store sales was due to a 10% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by new product innovation, continued popularity of core products, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

The Company derived the remaining 15.5% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 30.9% to $391.3 million for the 26 weeks ended March 28, 2004, from $298.9 million for the corresponding period of fiscal 2003.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 33.9% to $256.0 million for the 26 weeks ended March 28, 2004, from $191.2 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the opening of 705 new licensed retail stores in the last 12 months, increased grocery revenues as a result of the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and increased warehouse club revenues due to growth in existing accounts.

Foodservice and other revenues increased 25.6% to $135.3 million for the 26 weeks ended March 28, 2004, from $107.7 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the growth of the foodservice business as a result of the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and the growth in new and existing Starbucks foodservice accounts.

Cost of sales and related occupancy costs were 41.2% of total net revenues for the 26 weeks ended March 28, 2004, compared to 41.4% for the corresponding period of fiscal 2003. This decrease was primarily due to efficiencies gained in the Company’s international supply chain operations and leverage gained on fixed occupancy costs distributed over an expanded revenue base, partially offset by a shift in sales mix to lower margin products and higher green coffee and dairy commodity costs.

Store operating expenses as a percentage of Company-operated retail revenues decreased to 39.0% for the 26 weeks ended March 28, 2004, from 39.2% for the corresponding period of fiscal 2003. This decrease was primarily due to leverage gained on fixed expenditures distributed over an expanded revenue base, partially offset by costs associated with retail management participation in the Company’s global leadership conference held in March 2004 and higher marketing expenditures for holiday and new product promotions.

Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 21.6% of total specialty revenues for the 26 weeks ended March 28, 2004, compared to 22.8% in the corresponding period of fiscal 2003. This decrease is primarily attributable to the Company’s exit of the mail order and online businesses in late fiscal 2003, partially offset by higher expenses to support the growing foodservice distribution network and maintaining new and existing customer accounts.

Depreciation and amortization expenses increased to $137.8 million for the 26 weeks ended March 28, 2004, compared to $115.3 million for the corresponding period of fiscal 2003. The increase was primarily due to the opening of 671 new Company-operated retail stores in the last 12 months and higher depreciation expenses associated with the Company’s foodservice operations. As a percentage of total net revenues, depreciation and amortization decreased to 5.5% for the 26 weeks ended March 28, 2004, from 5.9% for the same period in fiscal 2003.

General and administrative expenses increased to $150.4 million for the 26 weeks ended March 28, 2004, compared to $120.5 million for the corresponding period of fiscal 2003. The increase was primarily due to higher payroll-related expenditures. However, as a percentage of total net revenues, general and administrative expenses decreased to 6.0% for the 26 weeks ended March 28, 2004, from 6.2% for the same period in fiscal 2003. This decrease was primarily due to leverage gained on fixed costs distributed over an expanded revenue base.

Income from equity investees increased $9.5 million to $22.7 million for the 26 weeks ended March 28, 2004, from $13.2 million for the same period in fiscal 2003. The North American Coffee Partnership and international markets, particularly Japan, experienced improved operating results, primarily due to higher sales volumes. New licensed retail store openings and reduced administrative costs in international markets, in addition to the July 2003 increase in the Company’s ownership interest from 5% to 50% for the Taiwan and Shanghai licensed operations, also contributed to the growth.

Operating income increased 45.4% to $300.0 million for the 26 weeks ended March 28, 2004, compared to $206.3 million for the same period in fiscal 2003. Operating margin increased to 11.9% of total net revenues in the 26 weeks ended March 28, 2004, compared to 10.5% in the corresponding period of fiscal 2003, primarily due to the leverage gained in most operating expense line items from strong revenue growth as described above.

Interest and other income increased to $6.9 million for the 26 weeks ended March 28, 2004, from $5.7 million in the corresponding period of fiscal 2003, primarily due to higher gains realized on the Company’s trading securities portfolio and higher interest income earned on cash and liquid investment balances. These were partially offset by lower foreign currency gains related to the Company’s application of the spot-to-spot method for net investment hedges.

Income taxes for the 26 weeks ended March 28, 2004, were based on an effective tax rate of 38.0%, compared to 38.5% in the corresponding period of fiscal 2003, due to improved operating results from international businesses.

SEGMENT RESULTS

Segment information is prepared on the same basis that the Company’s management internally reviews financial information for operational decision making purposes. The following table summarizes the Company’s results of operations by segment (in thousands):

		% of		% of
		United		Inter-		% of
	United	States	Inter-	national	Unallocated	Total
26 Weeks Ended	States	Revenue	national	Revenue	Corporate	Net Revenues	Consolidated
March 28, 2004
Net revenues:
Company-operated retail	$1,822,793	84.9%	$308,183	81.9%	$—	—%	$2,130,976
Specialty:						—
Licensing	195,773	9.1	60,243	16.0	—	—	256,016
Foodservice and other	127,524	6.0	7,743	2.1	—	—	135,267

Total specialty	323,297	15.1	67,986	18.1	—	—	391,283

Total net revenues	2,146,090	100.0	376,169	100.0	—	—	2,522,259
Cost of sales and related occupancy costs	846,939	39.5	193,447	51.4	—	—	1,040,386
Store operating expenses	718,493	39.4 (1)	113,304	36.8 (1)	—	—	831,797
Other operating expenses	71,700	22.2 (2)	12,800	18.8 (2)	—	—	84,500
Depreciation and amortization expenses	99,127	4.6	22,148	5.9	16,554	0.7	137,829
General and administrative expenses	35,001	1.6	24,482	6.5	90,916	3.6	150,399
Income from equity investees	13,117	0.6	9,576	2.5	—	—	22,693

Operating income/(loss)	$387,947	18.1%	$19,564	5.2%	$(107,470)	(4.3)%	$300,041

		% of		% of
		United		Inter-		% of
	United	States	Inter-	national	Unallocated	Total
26 Weeks Ended	States	Revenue	national	Revenue	Corporate	Net Revenues	Consolidated
March 30, 2003
Net revenues:
Company-operated retail	$1,433,838	85.6%	$224,965	79.9%	$—	—%	$1,658,803
Specialty:						—
Licensing	139,939	8.3	51,302	18.2	—	—	191,241
Foodservice and other	102,237	6.1	5,451	1.9	—	—	107,688

Total specialty	242,176	14.4	56,753	20.1	—	—	298,929

Total net revenues	1,676,014	100.0	281,718	100.0	—	—	1,957,732
Cost of sales and related occupancy costs	658,819	39.3	152,440	54.1	—	—	811,259
Store operating expenses	565,830	39.5 (1)	83,610	37.2 (1)	—	—	649,440
Other operating expenses	55,341	22.9 (2)	12,696	22.4 (2)	—	—	68,037
Depreciation and amortization expenses	81,533	4.9	18,358	6.5	15,455	0.8	115,346
General and administrative expenses	21,645	1.3	22,396	7.9	76,454	3.9	120,495
Income from equity investees	10,607	0.6	2,567	0.9	—	—	13,174

Operating income/(loss)	$303,453	18.1%	$(5,215)	(1.9)%	$(91,909)	(4.7)%	$206,329

(1)	Shown as a percentage of related Company-operated retail revenues.
(2)	Shown as a percentage of related total specialty revenues.

United States

United States total net revenues increased by $470.1 million, or 28.0%, to $2.1 billion for the 26 weeks ended March 28, 2004, compared to $1.7 billion for the corresponding period of fiscal 2003. United States Company-operated retail revenues increased by $389.0 million, or 27.1%, to $1.8 billion for the 26 weeks ended March 28, 2004, compared to $1.4 billion for the corresponding period of fiscal 2003, primarily due to the opening of 560 new Company-operated retail stores in the last 12 months and comparable store sales growth of 12% for the 26 weeks ended March 28, 2004. The increase in comparable store sales was due to an 11% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction.

Total United States specialty revenues increased $81.1 million, or 33.5%, to $323.3 million for the 26 weeks ended March 28, 2004, compared to $242.2 million in the corresponding period of fiscal 2003. United States licensing revenues increased $55.8 million, or 39.9%, to $195.8 million, compared to $139.9 million for the corresponding period of fiscal 2003, primarily due to the opening of 438 new licensed retail stores in the last 12 months and growth in the grocery business as a result of the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003. United States foodservice and other revenues increased $25.3 million, or 24.7%, primarily due to the acquisition of Seattle Coffee Company and the growth of new and existing Starbucks foodservice accounts.

United States operating income increased by 27.8% to $387.9 million for the 26 weeks ended March 28, 2004, from $303.5 million for the same period in fiscal 2003. Operating margin remained unchanged at 18.1% of related revenues for fiscal 2004 and 2003. This was due to leverage gained on most fixed operating costs distributed over an expanded revenue base, primarily offset by increased cost of sales due to a shift in the sales mix toward lower margin products and higher green coffee and dairy commodity costs.

International

International total net revenues increased by $94.5 million, or 33.5%, to $376.2 million for the 26 weeks ended March 28, 2004, compared to $281.7 million for the corresponding period of fiscal 2003. International Company-operated retail revenues increased by $83.2 million, or 37.0%, to $308.2 million for the 26 weeks ended March 28, 2004, compared to $225.0 million for the corresponding period for fiscal 2003, primarily due to the opening of 111 new Company-operated retail stores in the last 12 months, the weakening of the United States dollar against the Canadian dollar and British pound sterling, and comparable store sales growth of 7% for the 26 weeks ended March 28, 2004. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.

Total international specialty revenues increased $11.2 million, or 19.8%, to $68.0 million for the 26 weeks ended March 28, 2004, compared to $56.8 million in the corresponding period of fiscal 2003, primarily due to licensing operations. International licensing revenues increased $8.9 million, or 17.4%, to $60.2 million for the 26 weeks ended March 28, 2004, from $51.3 million for the corresponding period of fiscal 2003. The increase was primarily due to the opening of 267 new licensed retail stores in the last 12 months, partially offset by proportionate eliminations of sales to equity investees in which the Company increased its ownership interests in late fiscal 2003.

International operating income increased to $19.6 million for the 26 weeks ended March 28, 2004, from an operating loss of $5.2 million in the corresponding period of fiscal 2003. Operating margin increased to 5.2% of related revenues from a negative (1.9)% in the corresponding period of fiscal 2003, primarily due to leverage gained on fixed costs distributed over an expanded revenue base, efficiencies gained in the Company’s international supply chain distribution operations and improved operating results of equity investees.

Unallocated Corporate

Unallocated general and administrative expenses increased to $90.9 million in the 26 weeks ended March 28, 2004, from $76.5 million in the corresponding period of fiscal 2003, primarily due to higher payroll-related expenditures. Depreciation and amortization expenses increased to $16.6 million in the 26 weeks ended March 28, 2004, from $15.5 million in the corresponding period of fiscal 2003, primarily due to capital spending for information technology enhancements and expanded support facilities. Total unallocated corporate expenses as a percentage of total net revenues decreased to 4.3% in the 26 weeks ended March 28, 2004, from 4.7% in the corresponding period of fiscal 2003.

Store Data

The following table summarizes the Company’s retail store information:

	Net stores opened during the period
	13-week period ended		26-week period ended		Stores open as of
	March 28,	March 30,	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003	2004	2003
United States:
Company-operated Stores	103	106	203	213	3,982	3,422
Licensed Stores	87	77	197	148	1,619	1,181

	190	183	400	361	5,601	4,603
International:
Company-operated Stores	25	21	62	47	829	718
Licensed Stores	52	61	147	164	1,404	1,137

	77	82	209	211	2,233	1,855

Total	267	265	609	572	7,834	6,458

Starbucks plans to open approximately 1,300 new stores on a global basis for fiscal 2004. In the United States the Company plans to open approximately 525 new Company-operated locations and 350 licensed locations. Internationally, including Canada, the Company plans to open approximately 100 locations in Company-operated markets and 325 locations in licensed markets.

Liquidity and Capital Resources

Cash and cash equivalents increased by $169.2 million for the 26 weeks ended March 28, 2004, to $370.1 million. The Company ended the period with $853.1 million in total cash and cash equivalents and liquid investments. Working capital as of March 28, 2004 totaled $527.0 million compared to $413.5 million as of March 30, 2003. The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees. Depending on market conditions, Starbucks may acquire additional shares of its common stock in accordance with its existing share repurchase programs.

Cash provided by operating activities totaled $464.3 million for the 26 weeks ended March 28, 2004. Net earnings provided $190.3 million, non-cash depreciation and amortization expenses provided $150.0 million, the change in inventories due to the timing of purchases provided $36.9 million, the change in accrued compensation provided $32.1 million as a result of higher incentive and deferred payroll-related expenditures, and the change in deferred revenue attributed to the growth of Starbucks Card balances not yet redeemed provided $31.8 million.

Cash used by investing activities for the 26 weeks ended March 28, 2004, totaled $329.9 million. The net activity in the Company’s portfolio of available-for-sale securities during the 26-week period used $193.4 million, and net capital additions to property, plant and equipment used $128.7 million related to opening 265 new Company-operated retail stores and remodeling certain existing stores. Gross capital additions for the 26 weeks ended March 28, 2004, were $162.9 million and were offset by the change in disposal and impairment provisions and foreign currency translation adjustments totaling $34.2 million.

Cash provided by financing activities for the 26 weeks ended March 28, 2004 totaled $32.0 million. The exercise of stock options and sale of stock under the Company’s employee stock purchase plans provided $73.1 million. During the period, the Company repurchased 1.1 million shares of its common stock at an average price of $37.02 per share, using $40.7 million of cash. Approximately 13.5 million shares remain authorized for repurchase under these programs as of March 28, 2004. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant.

Other than normal operating expenses, cash requirements in fiscal 2004 are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores as Starbucks plans to open approximately 625 Company-operated stores, remodel certain existing stores and enhance its production capacity and information systems. Management expects capital expenditures in fiscal 2004 to be approximately $475 million.

Management believes that existing cash and investments as well as cash generated from operations should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions or other new business opportunities may require outside funding.

There have been no material changes during the period covered by this Report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in the Company’s Fiscal 2003 Annual Report on Form 10-K.

Guarantees of Indebtedness of Others

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of March 28, 2004, the maximum amount of the guarantees was approximately $11.4 million.

Additionally, Starbucks has unconditionally guaranteed 5% of a Chinese renminbi-denominated credit facility of Shanghai President Coffee Co., an unconsolidated equity investee. The guarantee amount will vary based on fluctuations in the renminbi foreign exchange rate. As of March 28, 2004, the outstanding amount of the guarantee was approximately $42,000.

Product Warranties

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13 and 26-week periods ended March 28, 2004.

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of March 28, 2004, the Company had approximately $388.5 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through calendar 2004 and well into 2005 for many types of coffees. The Company believes, based on relationships established with its suppliers in the past that the risk of non-delivery on such purchase commitments is low.

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

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 defines other-than-temporary impairment for available-for-sale securities as well as cost method and equity method investments, among other things. The impairment provisions and disclosure requirements of EITF 03-1, which will be adopted by Starbucks during fiscal 2004, is not expected to have a significant impact on the Company’s consolidated financial position or disclosures.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN No. 46R”), which provided, among other things, immediate deferral of the application of FIN No. 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The Company’s adoption of FIN No. 46R did not have an impact on its consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 rescinds the accounting guidance contained in SAB 101, “Revenue Recognition in Financial Statements,” and incorporates the body of previously issued guidance related to multiple-element revenue arrangements. The Company’s adoption of SAB 104 did not have an impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of March 28, 2004, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Coffee Japan, Ltd. These contracts expire within 18 months.

Based on the foreign exchange contracts outstanding as of March 28, 2004, a 10% devaluation of the United States dollar as compared to the level of foreign exchange rates for currencies under contract as of March 28, 2004, would result in a reduction in the fair value of these derivative financial instruments of approximately $19.7 million, of which $12.9 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the United States dollar would result in an increase in the fair value of these instruments of approximately $17.3 million, of which $11.7 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases, respectively, in the dollar value of the Company’s foreign investment and future foreign currency royalty and license fee payments that would be received within the hedging period.

There have been no material changes in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

During the 13 weeks ended March 28, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the quarterly period covered by this Report (March 28, 2004), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended March 28, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
		Average	Shares Purchased	Number of Shares
	Total	Price	as Part of Publicly	that May Yet Be
	Number of	Paid per	Announced Plans	Purchased Under the
Period (1)	Shares Purchased	Share	or Programs(2)	Plans or Programs(2)
December 29, 2003 - January 25, 2004	—	$—	—	14,578,786
January 26, 2004 - February 22, 2004	—	—	—	14,578,786
February 23, 2004 - March 28, 2004	1,100,000	$37.02	1,100,000	13,478,786

Total	1,100,000		1,100,000

(1)	Monthly information is presented by reference to the Company’s fiscal months during the period covered by this Quarterly Report on Form 10-Q.
(2)	On June 19, 2002, the Company announced a share repurchase plan to repurchase up to ten million shares of its common stock. On March 31, 2003, the Company announced a new share repurchase plan to repurchase up to an additional ten million shares of its common stock. Neither plan has an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on March 30, 2004, the shareholders (i) elected one Class 3 director to serve until the 2005 Annual Meeting of Shareholders and three Class 2 directors to serve until the 2007 Annual Meeting of Shareholders, and (ii) ratified the Audit and Compliance Committee of the Board’s selection of Deloitte & Touche LLP to serve as the independent auditors for fiscal 2004.

The table below shows the results of the shareholders’ voting:

	Votes in	Votes	Votes Withheld/
	in Favor	Against	Abstentions
Election of Class 3 Director:
Olden Lee	338,710,871	N/A	12,857,566
Election of Class 2 Directors:
William W. (Bill) Bradley	347,156,488	N/A	4,411,949
Gregory B. Maffei	344,852,104	N/A	6,716,333
Orin C. Smith	342,756,362	N/A	8,812,075
Ratification of independent auditors	345,691,205	3,878,996	1,998,236

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company furnished one Report on Form 8-K to the Securities and Exchange Commission during the period covered by this report. The report was furnished on January 21, 2004 and related to the Company’s earnings release announcing its financial results for the 13 weeks ended December 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
May 6, 2004	By:	/s/ MICHAEL CASEY
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