Form 10-K/A
period 2003-09-28
STARBUCKS CORP
filed 2004-06-23
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑     No ☐

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on March 28, 2004, as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $13,530,521,329.

          As of June 21, 2004, there were 396,458,110 shares of the Registrant’s Common Stock outstanding.

PART III
Item 11. Executive Compensation.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

     This Amendment to the Starbucks Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended September 28, 2003 (“fiscal 2003”), is being filed in order to correct clerical errors relating to the amounts of relocation and temporary housing expenses paid in fiscal 2003 to James L. Donald and David A. Pace.

     The introductory paragraph and table set forth below the title “Executive Compensation” incorporated by reference in Part III, Item 11 of the Company’s fiscal 2003 Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

Item 11. Executive Compensation.

     The following table sets forth the compensation paid to or earned by (i) the Company’s president and chief executive officer and (ii) the Company’s four other most highly compensated executive officers in fiscal 2003 during each of the Company’s last three fiscal years.

Summary Compensation Table

						Long-Term
		Annual Compensation				Compensation
					Other	Number of
					Annual	Securities	All Other
	Fiscal	Salary	Bonus		Compensation	Underlying	Compensation
Name and Principal Position	Year	($)	($)		($)	Options(1)	($)
Orin C. Smith	2003	1,132,762	1,417,000		—	512,000	43,341	(2)
president and	2002	1,088,269	1,362,500		—	715,000	7,583	(2)
chief executive officer	2001	995,192	1,150,000		—	790,000	6,860	(2)
Howard Schultz	2003	1,132,762	1,417,000		—	512,000	19,864	(3)
chairman and	2002	1,088,269	1,362,500		—	715,000	2,100	(3)
chief global strategist	2001	995,192	1,150,000		—	790,000	26,942	(3)
James L. Donald	2003	744,615	1,200,000	(4)	156,468 (5)	500,000	969	(6)
president, North America	2002	—	—		—	—	—
	2001	—	—		—	—	—
Michael Casey	2003	534,584	334,375		—	175,000	13,674	(7)
executive vice president,	2002	510,600	318,302		—	165,000	5,460	(7)
chief financial officer and	2001	470,250	270,825		—	170,000	8,560	(7)
chief administrative officer
David A. Pace	2003	400,000	435,000	(8)	351,143 (9)	—	2,023	(10)
executive vice president,	2002	63,077	—		57,143 (9)	200,000	—
Partner Resources	2001	—	—		—	—	—

(1)	The number of securities underlying options for fiscal 2001 has been adjusted to reflect the two-for-one stock split effected by the Company in April 2001.

(2)	The amounts shown include (i) matching contributions by the Company to the Company’s 401(k) Plan on behalf of Mr. Smith of $300, $300 and $1,700 in fiscal 2003, 2002 and 2001, respectively, (ii) a matching contribution by the Company to the

1

Company’s Management Deferred Compensation Plan (“MDCP”) on behalf of Mr. Smith of $1,700 in fiscal 2003, (iii) $33,421 in imputed income during fiscal 2003 for personal use of corporate aircraft, and (iv) $7,920, $7,283 and $5,160 in imputed income during fiscal 2003, 2002 and 2001, respectively, for group life insurance premiums paid by the Company.

(3)	The amounts shown include (i) matching contributions by the Company to the Company’s 401(k) Plan on behalf of Mr. Schultz of $300, $300 and $1,731 in fiscal 2003, 2002 and 2001, respectively, (ii) a matching contribution by the Company to the MDCP on behalf of Mr. Schultz of $200 in fiscal 2003, (iii) $16,826 in imputed income during fiscal 2003 for personal use of corporate aircraft, (iv) $23,411 in fiscal 2001 for unreimbursed payments by the Company of the insurance premium for a split-dollar life insurance policy originally issued in 1991, and (v) $2,538, $1,800 and $1,800 in imputed income during fiscal 2003, 2002 and 2001, respectively, for group life insurance premiums paid by the Company.

(4)	The amount shown includes (i) a $400,000 hiring bonus paid to Mr. Donald in fiscal 2003 and (ii) an $800,000 annual bonus for fiscal 2003 performance.

(5)	The amount shown includes relocation and temporary housing expenses of $156,468 paid to Mr. Donald.

(6)	The amount shown includes $969 in imputed income during fiscal 2003 for group life insurance premiums paid by the Company.

(7)	The amount shown includes (i) matching contributions to the Company’s 401(k) Plan on behalf of Mr. Casey of $300, $300 and $1,700 in fiscal 2003, 2002 and 2001, respectively, (ii) a matching contribution by the Company to the MDCP on behalf of Mr. Casey of $2,936 in fiscal 2003, (iii) $5,242 in imputed income during fiscal 2003 for personal use of corporate aircraft, and (iv) $5,196, $5,160 and $5,160 in imputed income during fiscal 2003, 2002 and 2001, respectively, for group life insurance premiums paid by the Company.

(8)	The amount shown includes (i) a $185,000 hiring bonus earned by Mr. Pace in fiscal 2003, a portion of which he deferred, and (ii) a $250,000 annual bonus for fiscal 2003 performance. Mr. Pace accepted an offer to join the Company in July 2002; however, his hiring bonus was not finally determined or paid until December 2002 and January 2003, respectively. Because he joined the Company in late fiscal 2002, Mr. Pace did not receive any bonus for fiscal 2002 performance.

(9)	The amounts shown include relocation and temporary housing expenses of $351,143 and $57,143 paid to Mr. Pace in fiscal 2003 and 2002, respectively.

(10)	The amount shown includes (i) a matching contribution by the Company to the MDCP on behalf of Mr. Pace of $823 in fiscal 2003, and (ii) $1,200 in imputed income during fiscal 2003 for group life insurance premiums paid by the Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (c) Exhibits

     The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Amendment to Annual Report on Form 10-K.

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

Date: June 22, 2004
	By:	/s/ Michael Casey

Michael Casey
executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)

3

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4