Form 10-Q
period 2004-06-27
STARBUCKS CORP
filed 2004-08-06
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 4, 2004
Common Stock, par value $0.001 per share	397,459,871

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 27, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net revenues:
Company-operated retail	$1,108,055	$877,754	$3,239,031	$2,536,557
Specialty:
Licensing	139,195	104,340	395,211	295,581
Foodservice and other	71,441	54,682	206,708	162,370

Total specialty	210,636	159,022	601,919	457,951

Total net revenues	1,318,691	1,036,776	3,840,950	2,994,508

Cost of sales and related occupancy costs	542,148	425,709	1,582,534	1,236,968
Store operating expenses	448,029	359,250	1,279,826	1,008,690
Other operating expenses	44,259	35,748	128,759	103,785
Depreciation and amortization expenses	70,550	59,764	208,379	175,110
General and administrative expenses	73,357	58,108	223,756	178,603

Subtotal operating expenses	1,178,343	938,579	3,423,254	2,703,156

Income from equity investees	13,459	7,821	36,152	20,995

Operating income	153,807	106,018	453,848	312,347
Interest and other income, net	4,424	5,115	11,317	10,850

Earnings before income taxes	158,231	111,133	465,165	323,197
Income taxes	60,127	42,777	176,762	124,447

Net earnings	$98,104	$68,356	$288,403	$198,750

Net earnings per common share — basic	$0.25	$0.17	$0.73	$0.51
Net earnings per common share — diluted	$0.24	$0.17	$0.70	$0.50
Weighted average shares outstanding:
Basic	397,942	392,072	396,853	390,126
Diluted	412,289	402,664	410,587	400,544

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 27,	September 28,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$383,373	$200,907
Short-term investments — Available-for-sale securities	311,847	128,905
Short-term investments — Trading securities	23,893	20,199
Accounts receivable, net of allowances of $4,970 and $4,809, respectively	122,760	114,448
Inventories	385,284	342,944
Prepaid expenses and other current assets	64,758	55,173
Deferred income taxes, net	79,776	61,453

Total current assets	1,371,691	924,029
Long-term investments – Available-for-sale securities	158,962	136,159
Equity and other investments	162,246	144,257
Property, plant and equipment, net	1,383,058	1,384,902
Other assets	59,076	52,113
Other intangible assets	25,948	24,942
Goodwill	63,311	63,344

TOTAL ASSETS	$3,224,292	$2,729,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,149	$168,984
Accrued compensation and related costs	198,504	152,608
Accrued occupancy costs	65,558	56,179
Accrued taxes	49,990	54,934
Other accrued expenses	137,680	101,800
Deferred revenue	124,374	73,476
Current portion of long-term debt	732	722

Total current liabilities	718,987	608,703
Deferred income taxes, net	44,993	33,217
Long-term debt	3,803	4,354
Other long-term liabilities	7,024	1,045
Shareholders’ equity:
Common stock and additional paid-in capital — Authorized, 600,000,000; issued and outstanding, 398,256,520 and 393,692,536 shares, respectively, (includes 1,697,100 common stock units in both periods)	1,025,289	959,103
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,358,086	1,069,683
Accumulated other comprehensive income	26,717	14,248

Total shareholders’ equity	2,449,485	2,082,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,224,292	$2,729,746

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	39 Weeks Ended
	June 27, 2004	June 29, 2003
OPERATING ACTIVITIES:
Net earnings	$288,403	$198,750
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	226,925	190,654
Provision for impairments and asset disposals	9,703	5,007
Deferred income taxes, net	(4,539)	(4,037)
Equity in income of investees	(18,031)	(7,568)
Tax benefit from exercise of non-qualified stock options	45,045	23,328
Net amortization of premium on securities	8,049	4,312
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(41,278)	(15,081)
Accounts payable	(28,617)	40,248
Accrued compensation and related costs	45,185	28,638
Accrued taxes	(5,169)	(6,326)
Deferred revenue	50,864	32,017
Other accrued expenses	28,968	30,824
Other operating assets and liabilities	(4,845)	(33,187)

Net cash provided by operating activities	600,663	487,579
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(413,078)	(271,556)
Maturity of available-for-sale securities	107,943	132,558
Sale of available-for-sale securities	89,321	69,178
Net additions to equity, other investments and other assets	(4,366)	(8,807)
Net additions to property, plant and equipment	(221,111)	(259,179)

Net cash used by investing activities	(441,291)	(337,806)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	103,345	72,298
Principal payments on long-term debt	(540)	(525)
Repurchase of common stock	(82,204)	(61,242)

Net cash provided by financing activities	20,601	10,531
Effect of exchange rate changes on cash and cash equivalents	2,493	3,657

Net increase in cash and cash equivalents	182,466	163,961
CASH AND CASH EQUIVALENTS:
Beginning of period	200,907	99,677

End of the period	$383,373	$263,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$409	$226
Income taxes	$144,999	$112,381

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 and 39 Weeks Ended June 27, 2004, and June 29, 2003

Note 1: Financial Statement Preparation

The consolidated financial statements as of June 27, 2004, and September 28, 2003, and for the 13-week and 39-week periods ended June 27, 2004, and June 29, 2003, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the 13-week and 39-week periods ended June 27, 2004, and June 29, 2003, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of September 28, 2003, is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 28, 2003 (“Fiscal 2003”), incorporated by reference in Item 8 in the Fiscal 2003 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

The results of operations for the 13-week and 39-week periods ended June 27, 2004, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2004.

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

Had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net earnings and earnings per share by using the Black-Scholes option valuation model would have been as follows (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net earnings	$98,104	$68,356	$288,403	$198,750
Deduct: stock-based compensation expense determined under fair value method, net of tax	(11,299)	(9,704)	(31,838)	(28,746)

Pro forma net income	$86,805	$58,652	$256,565	$170,004

Earnings per share:
Basic – as reported	$0.25	$0.17	$0.73	$0.51
Basic – pro forma	$0.22	$0.15	$0.65	$0.44

Diluted – as reported	$0.24	$0.17	$0.70	$0.50
Diluted – pro forma	$0.21	$0.15	$0.63	$0.43

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 defines other-than-temporary impairment, among other things, for available-for-sale securities as well as cost method investments. The impairment provisions and disclosure requirements of EITF 03-1 will be adopted by Starbucks during the fiscal fourth quarter of 2004 and are not expected to have a significant impact on the Company’s consolidated financial position or disclosures.

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

Note 3: Inventories

Inventories consist of the following (in thousands):

	June 27,	September 28,
	2004	2003
Coffee:
Unroasted	$216,191	$167,674
Roasted	39,928	41,475
Other merchandise held for sale	59,641	83,784
Packaging and other supplies	69,524	50,011

Total	$385,284	$342,944

As of June 27, 2004, the Company had committed to fixed-price purchase contracts for green coffee totaling approximately $281.3 million.

Note 4: Derivative Financial Instruments

Cash Flow Hedges

Starbucks and its subsidiaries, which include entities that use their local currency as their functional currency, enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and purchases. Current contracts hedge forecasted transactions denominated in Japanese yen and Canadian dollars, as well as in United States dollars for foreign operations. During the 13 weeks ended June 27, 2004, and June 29, 2003, derivative losses of $0.2 million and $0.5 million were reclassified into revenues, respectively. During the 39 weeks ended June 27, 2004, and June 29, 2003, derivative losses of $1.2 million and $1.1 million were reclassified into revenues, respectively. For hedges of foreign denominated purchases, derivative losses of $0.1 and $0.5 million were reclassified into cost of sales during the 13-week and 39-week periods ended June 27, 2004, respectively. There were no similar transactions reclassified into cost of sales in the prior year.

The Company had accumulated net derivative losses of $1.2 million, net of taxes, in other comprehensive income as of June 27, 2004, related to cash flow hedges. Of this amount, $0.6 million of net derivative losses will be reclassified into earnings within 12 months. No significant cash flow hedges were discontinued during the 13-week and 39-week periods ended June 27, 2004, and June 29, 2003. Current contracts will expire within 27 months.

Net Investment Hedges

Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. These contracts expire within 22 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net losses of $0.2 million and net gains of $0.3 million for the 13 weeks ended June 27, 2004, and June 29, 2003, respectively, and recognized net gains of $0.1 million and $1.3 million for the 39 weeks ended June 27, 2004, and June 29, 2003, respectively. In addition, the Company had accumulated net derivative losses of $5.1 million, net of taxes, in other comprehensive income as of June 27, 2004.

Note 5: Property, Plant, and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	June 27,	September 28,
	2004	2003
Land	$11,414	$11,414
Buildings	64,436	64,427
Leasehold improvements	1,416,858	1,311,024
Roasting and store equipment	679,405	613,825
Furniture, fixtures and other	405,474	375,854

	2,577,587	2,376,544
Less accumulated depreciation and amortization	(1,265,655)	(1,049,810)

	1,311,932	1,326,734
Work in progress	71,126	58,168

Property, plant and equipment, net	$1,383,058	$1,384,902

Note 6: Shareholders’ Equity

Pursuant to the Company’s authorized share repurchase programs, Starbucks acquired 2.2 million shares at an average price of $37.29 per share for a total cost of $82.2 million during the 39-week period ended June 27, 2004. Starbucks acquired 2.8 million shares at an average price of $22.26 per share for a total cost of $61.2 million during the 39-week period ended June 29, 2003. As of June 27, 2004, there were 12.4 million additional shares authorized for repurchase. Share repurchases are funded through cash, cash equivalents and available-for-sale securities.

Note 7: Comprehensive Income

Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net earnings	$98,104	$68,356	$288,403	$198,750
Unrealized holding gains/(losses) on cash flow hedging instruments	521	(121)	(1,806)	(636)
Unrealized holding gains/(losses) on net investment hedging instruments	620	24	(1,377)	(812)
Unrealized holding gains/(losses) on available-for-sale securities	(1,313)	151	(1,177)	182
Reclassification adjustment for losses realized in net income	507	204	886	327

Net unrealized gain/(loss)	335	258	(3,474)	(939)
Translation adjustment	(4,743)	19,375	15,943	21,065

Total comprehensive income	$93,696	$87,989	$300,872	$218,876

For the 13 weeks ended June 27, 2004, the unfavorable change of $4.7 million in translation adjustment was primarily due to the strengthening of the United States dollar against the Canadian dollar and Japanese yen. For the 39 weeks ended June 27, 2004, the favorable change of $15.9 million in translation adjustment was primarily due to the weakening of the United States dollar against the British pound sterling and Japanese yen. For the 13-week and 39-week periods ended June 29, 2003, the favorable changes of $19.4 million and $21.1 million in translation adjustment, respectively, were primarily due to the Company’s expansion of Euro-based operations and the weakening of the United States dollar against the Euro, British pound sterling and Canadian dollar.

Note 8: Earnings Per Share

The following table represents the calculation of net earnings per common share – basic (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net earnings	$98,104	$68,356	$288,403	$198,750
Weighted average common shares and common stock units outstanding	397,942	392,072	396,853	390,126

Net earnings per common share – basic	$0.25	$0.17	$0.73	$0.51

The following table represents the calculation of net earnings per common and common equivalent share – diluted (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net earnings	$98,104	$68,356	$288,403	$198,750
Weighted average common shares and common stock units outstanding	397,942	392,072	396,853	390,126
Dilutive effect of outstanding common stock options	14,347	10,592	13,734	10,418

Weighted average common and common equivalent shares outstanding	412,289	402,664	410,587	400,544

Net earnings per common and common equivalent share – diluted	$0.24	$0.17	$0.70	$0.50

Options with exercise prices greater than the average closing market price were not included in the computation of diluted earnings per share. For the 13-week period ended June 27, 2004, these options totaled 12,745 and for the 13-week period ended June 29, 2003, these options totaled 0.4 million, during which periods the average market price of the Company’s common stock was $39.84 and $24.38, respectively. For the 39-week period ended June 27, 2004, these options totaled 120,009 and for the 39-week period ended June 29, 2003, these options totaled 1.5 million, during which periods the average market price of the Company’s common stock was $35.74 and $22.96, respectively.

Note 9: Commitments and Contingencies

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of June 27, 2004, the maximum amount of the guarantees was approximately $11.6 million.

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13 and 39-week periods ended June 27, 2004.

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

Note 10: Segment Reporting

Segment information is prepared on the same basis that the Company’s management internally reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United		Unallocated
13 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
June 27, 2004
Total net revenues	$1,120,269	$198,422	$—	$1,318,691
Earnings/(loss) before income taxes	189,224	13,741	(44,734)	158,231
Depreciation and amortization expenses	50,865	11,592	8,093	70,550
Income from equity investees	8,530	4,929	—	13,459

June 29, 2003
Total net revenues	$878,348	$158,428	$—	$1,036,776
Earnings/(loss) before income taxes	150,637	(962)	(38,542)	111,133
Depreciation and amortization expenses	41,769	9,807	8,188	59,764
Income from equity investees	5,286	2,535	—	7,821

	United		Unallocated
39 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
June 27, 2004
Total net revenues	$3,266,359	$574,591	$—	$3,840,950
Earnings/(loss) before income taxes	577,171	33,305	(145,311)	465,165
Depreciation and amortization expenses	149,992	33,740	24,647	208,379
Income from equity investees	21,647	14,505	—	36,152

June 29, 2003
Total net revenues	$2,554,362	$440,146	$—	$2,994,508
Earnings/(loss) before income taxes	454,090	(6,177)	(124,716)	323,197
Depreciation and amortization expenses	123,302	28,165	23,643	175,110
Income from equity investees	15,893	5,102	—	20,995

(1)	For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment, although geographically they are part of the United States.

(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the accompanying consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net revenues from external customers:
United States	$1,122,800	$880,323	$3,273,843	$2,560,289
Foreign countries	195,891	156,453	567,107	434,219

Total	$1,318,691	$1,036,776	$3,840,950	$2,994,508

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 81% of foreign net revenues. No customer accounts for 10% or more of the Company’s revenues.

Note 11: Subsequent Events

In July 2004, Starbucks acquired 100% equity ownership in the licensed operations in Singapore and 49.9% equity ownership in the licensed operations in Malaysia for a combined total of approximately $12.1 million. Previously, the Company did not have any equity ownership in these licensed operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue and net earnings growth, cash flow requirements, and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission, including the “Certain Additional Risks and Uncertainties” section of the Starbucks Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

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

Management’s Overview

During the 13 weeks ended June 27, 2004, all areas of Starbucks business, from domestic and international retail operations to the Company’s specialty businesses, delivered strong financial performance, and innovation was prevalent throughout the Company’s operations. Starbucks believes the Company’s ability to achieve the balance between growing the core business and building the platform for future growth is the key to increasing shareholder value. Starbucks third quarter performance provides a strong example of the Company’s commitment to this balance.

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

In addition to opening new retail stores, Starbucks is targeting to increase revenues generated at Company-operated stores open for 13 months or longer (comparable store sales growth) by 3-7% for the next three to five years by attracting new customers and increasing the frequency of visits by current customers. The strategy to achieve this target is to continuously improve the level of customer service, maintain a steady stream of product innovation and improve the speed of service through training, technology and process improvement. In the third quarter of fiscal 2004, comparable store sales in Company-operated markets increased by 11% as a result of these efforts. June 2004 marks the 150th consecutive month of positive comparable store sales growth for Starbucks, as well as the eighth consecutive month of double-digit growth, which is the longest period of double-digit comparable store sales growth reported for the Company in 10 years.

In licensed markets, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores, which generated additional royalty income and product sales. The Company’s strategy is to increase its equity stake as international markets develop.

The combination of more retail stores, higher revenues from existing stores, and growth in other business channels in both the United States and International segments resulted in a 27.2% increase in total net revenues in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, which was above the Company’s three to five year target of approximately 20%. Since additional retail stores can leverage existing support organizations and facilities, that infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. In the third quarter of fiscal 2004, operating income as a percentage of total net revenues increased to 11.7% from 10.2% in the comparable period of fiscal 2003, and net earnings increased by 43.5%, compared to the third quarter of fiscal 2003. Also contributing to these results was the fourth consecutive quarter of positive operating results from international Company-operated markets.

Management believes that comparable store sales growth at the current level is not sustainable over the long term. However, management believes that new store development opportunities on a global basis are sufficient for the Company to maintain a high level of unit growth and that the execution of the current retail operating strategy can achieve 3-7% comparable store sales growth for the next three to five years. These revenue growth opportunities, coupled with continuous focus on controlling both operating and capital costs, should allow Starbucks to continue to modestly improve margins and achieve annual revenue growth of approximately 20% and annual earnings per share growth of 20-25% for this same three to five year period.

Results of Operations for the 13 Weeks Ended June 27, 2004 and June 29, 2003

CONSOLIDATED RESULTS

Net revenues for the 13 weeks ended June 27, 2004, increased 27.2% to $1.3 billion from $1.0 billion for the corresponding period of fiscal 2003. During the 13-week period ended June 27, 2004, Starbucks derived approximately 84.0% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 26.2% to $1.1 billion for the 13 weeks ended June 27, 2004, from $877.8 million for the same period in fiscal 2003. The increase was primarily attributable to the opening of 651 new Company-operated retail stores in the last 12 months and comparable store sales growth of 11% for the 13 weeks ended June 27, 2004. The increase in comparable store sales was due to a 10% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

The Company derived the remaining 16.0% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 32.5% to $210.6 million for the 13 weeks ended June 27, 2004, from $159.0 million for the corresponding period of fiscal 2003.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 33.4% to $139.2 million for the 13 weeks ended June 27, 2004, from $104.3 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the addition of 727 new licensed retail stores in the last 12 months, the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and growth in the grocery and warehouse club businesses.

Foodservice and other revenues increased 30.6% to $71.4 million for the 13 weeks ended June 27, 2004, from $54.7 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the growth of the foodservice business as a result of the acquisition of Seattle Coffee Company and growth in new and existing Starbucks foodservice accounts.

Cost of sales and related occupancy costs were unchanged at 41.1% of total net revenues for the 13 weeks ended June 27, 2004, compared to the corresponding period of fiscal 2003. Higher dairy and green coffee commodity costs were offset by efficiencies in supply chain distribution operations and leverage gained on fixed occupancy costs distributed over an expanded revenue base.

Store operating expenses as a percentage of Company-operated retail revenues decreased to 40.4% for the 13 weeks ended June 27, 2004, from 40.9% for the corresponding period of fiscal 2003. This decrease was primarily due to higher costs in the prior year associated with regional leadership conferences and provisions for asset impairment for international Company-operated retail stores. In the fiscal second quarter of 2004, the Company held its first global leadership conference for retail management partners (employees), which replaced regional conferences held during the fiscal third quarter of 2003.

Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 21.0% of total specialty revenues for the 13 weeks ended June 27, 2004, compared to 22.5% in the corresponding period of fiscal 2003. This decrease was primarily due to leverage gained on payroll-related expenditures distributed over an expanded revenue base, partially offset by provisions for asset impairment related to integrating Seattle Coffee Company grocery operations into Starbucks distribution channels.

Depreciation and amortization expenses increased to $70.6 million for the 13 weeks ended June 27, 2004, compared to $59.8 million for the corresponding period of fiscal 2003. The increase was primarily due to the opening of 651 new Company-operated retail stores in the last 12 months and higher depreciation expenses associated with the Company’s foodservice operations. As a percentage of total net revenues, depreciation and amortization decreased to 5.4% for the 13 weeks ended June 27, 2004, from 5.8% for the same period in fiscal 2003.

General and administrative expenses increased to $73.4 million for the 13 weeks ended June 27, 2004, compared to $58.1 million for the corresponding period of fiscal 2003. The increase was primarily due to additional employees to support accelerated retail store growth. As a percentage of total net revenues, general and administrative expenses were unchanged at 5.6% for the 13 weeks ended June 27, 2004, and June 29, 2003.

Income from equity investees increased $5.6 million to $13.5 million for the 13 weeks ended June 27, 2004, from $7.8 million for the same period in fiscal 2003. The increase was primarily due to volume driven operating results for the North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and new licensed retail store openings, particularly in Japan. The July 2003 increase in the Company’s ownership interest from 5% to 50% in the Taiwan and Shanghai licensed operations also contributed to the growth.

Operating income increased 45.1% to $153.8 million for the 13 weeks ended June 27, 2004, compared to $106.0 million for the same period in fiscal 2003. Operating margin increased to 11.7% of total net revenues for the 13 weeks ended June 27, 2004, compared to 10.2% in the corresponding period of fiscal 2003, primarily due to reductions in store operating and depreciation and amortization expenses as a percentage of total net revenues.

Interest and other income decreased to $4.4 million for the 13 weeks ended June 27, 2004, from $5.1 million in the corresponding period of fiscal 2003, primarily due to lower gains realized on market revaluations of the Company’s trading securities.

Income taxes for the 13 weeks ended June 27, 2004, were based on an effective tax rate of 38.0%, compared to 38.5% in the corresponding period of fiscal 2003, primarily due to improved operating results from international businesses.

SEGMENT RESULTS

Segment information is prepared on the same basis that the Company’s management internally reviews financial information for operational decision making purposes. The following table summarizes the Company’s results of operations by segment (in thousands):

		% of		% of		% of
		United		Inter-		Total
	United	States	Inter-	national	Unallocated	Net
13 Weeks Ended	States	Revenue	national	Revenue	Corporate	Revenues	Consolidated
June 27, 2004
Net revenues:
Company-operated retail	$947,379	84.6%	$160,676	81.0%	$—	—%	$1,108,055
Specialty:
Licensing	106,031	9.4	33,164	16.7	—	—	139,195
Foodservice and other	66,859	6.0	4,582	2.3	—	—	71,441

Total specialty	172,890	15.4	37,746	19.0	—	—	210,636

Total net revenues	1,120,269	100.0	198,422	100.0	—		1,318,691

Cost of sales and related occupancy costs	442,402	39.5	99,746	50.3	—	—	542,148
Store operating expenses	388,337	41.0 (1)	59,692	37.2 (1)	—	—	448,029
Other operating expenses	37,711	21.8 (2)	6,548	17.3 (2)	—	—	44,259
Depreciation and amortization expenses	50,865	4.5	11,592	5.8	8,093	0.6	70,550
General and administrative expenses	20,260	1.8	12,032	6.1	41,065	3.1	73,357

Income from equity investees	8,530	0.8	4,929	2.5	—	—	13,459

Operating income/(loss)	$189,224	16.9%	$13,741	6.9%	$(49,158)	(3.7)%	$153,807

		% of		% of		% of
		United		Inter-		Total
	United	States	Inter-	national	Unallocated	Net
13 Weeks Ended	States	Revenue	national	Revenue	Corporate	Revenues	Consolidated
June 29, 2003
Net revenues:
Company-operated retail	$752,376	85.7%	$125,378	79.1%	$—	—%	$877,754
Specialty:
Licensing	73,967	8.4	30,373	19.2	—	—	104,340
Foodservice and other	52,005	5.9	2,677	1.7	—	—	54,682

Total specialty	125,972	14.3	33,050	20.9	—	—	159,022

Total net revenues	878,348	100.0	158,428	100.0	—	—	1,036,776

Cost of sales and related occupancy costs	338,403	38.5	87,306	55.1	—	—	425,709
Store operating expenses	311,877	41.5 (1)	47,373	37.8 (1)	—	—	359,250
Other operating expenses	29,239	23.2 (2)	6,509	19.7 (2)	—	—	35,748
Depreciation and amortization expenses	41,769	4.8	9,807	6.2	8,188	0.8	59,764
General and administrative expenses	11,709	1.3	10,930	6.9	35,469	3.4	58,108

Income from equity investees	5,286	0.6	2,535	1.6	—	—	7,821

Operating income/(loss)	$150,637	17.2%	$(962)	(0.6)%	$(43,657)	(4.2)%	$106,018

(1)	Shown as a percentage of related Company-operated retail revenues.
(2)	Shown as a percentage of related total specialty revenues.

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

United States total net revenues increased by $241.9 million, or 27.5%, to $1.1 billion for the 13 weeks ended June 27, 2004, compared to $878.3 million for the corresponding period of fiscal 2003. United States Company-operated retail revenues increased by $195.0 million, or 25.9%, to $947.4 million for the 13 weeks ended June 27, 2004, compared to $752.4 million for the corresponding period of fiscal 2003, primarily due to the opening of 537 new Company-operated retail stores in the last 12 months and comparable store sales growth of 12% for the 13 weeks ended June 27, 2004. The increase in comparable store sales was due to an 11% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction.

Total United States specialty revenues increased $46.9 million, or 37.2%, to $172.9 million for the 13 weeks ended June 27, 2004, compared to $126.0 million in the corresponding period of fiscal 2003. United States licensing revenues increased $32.1 million, or 43.3%, to $106.0 million, compared to $74.0 million for the corresponding period of fiscal 2003. The increase was primarily due to higher product sales and royalty revenues as a result of opening 445 new licensed retail stores in the last 12 months, the acquisition of Seattle Coffee Company in the fiscal fourth quarter of 2003, and volume driven growth in the grocery and warehouse club businesses as a result of an expanded agreement with Kraft to include the addition of six new Starbucks coffees. United States foodservice and other revenues increased $14.9 million, or 28.6%, to $66.9 million from $52.0 million in fiscal 2003, due to both the addition of Seattle Coffee Company foodservice accounts as well as growth in new and existing Starbucks foodservice accounts.

United States operating income increased by 25.6% to $189.2 million for the 13 weeks ended June 27, 2004, from $150.6 million for the same period in fiscal 2003. Operating margin decreased to 16.9% of related revenues from 17.2% in the corresponding period of fiscal 2003, primarily due to higher dairy costs, partially offset by reductions in most other operating expenses as a percentage of related revenues.

International

International operations (“International”) sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, Thailand and Australia, as well as through retail store licensing operations and foodservice accounts in these and more than 20 other countries. International operations are in various early stages of development and have country-specific regulatory requirements that require a more extensive support organization relative to the current levels of revenue and operating income than the United States.

International total net revenues increased $40.0 million, or 25.2%, to $198.4 million for the 13 weeks ended June 27, 2004, compared to $158.4 million for the corresponding period of fiscal 2003. International Company-operated retail revenues increased $35.3 million, or 28.2%, to $160.7 million for the 13 weeks ended June 27, 2004, compared to $125.4 million for the corresponding period for fiscal 2003, primarily due to the opening of 114 new Company-operated retail stores in the last 12 months, the weakening of the United States dollar against both the British pound sterling and Canadian dollar, and comparable store sales growth of 7% for the 13 weeks ended June 27, 2004. The increase in comparable store sales resulted from a 6% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction.

Total international specialty revenues increased $4.7 million, or 14.2%, to $37.7 million for the 13 weeks ended June 27, 2004, compared to $33.1 million in the corresponding period of fiscal 2003. The increase was primarily due to higher product sales and royalty revenues from opening 282 new licensed retail stores in the last 12 months, partially offset by proportionate eliminations of sales to equity investees in which the Company increased its ownership interest in late fiscal 2003.

International operating income increased to $13.7 million for the 13 weeks ended June 27, 2004, from an operating loss of $1.0 million in the corresponding period of fiscal 2003. Operating margin increased to a positive 6.9% of related revenues from a negative 0.6% in the corresponding period of fiscal 2003, primarily due to economies of scale and greater efficiency throughout the organization.

Unallocated Corporate

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $49.2 million in the 13 weeks ended June 27, 2004, from $43.7 million in the corresponding period of fiscal 2003, primarily due to higher payroll-related expenditures. Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.7% for the 13-week periods ended June 27, 2004 compared to 4.2% for the corresponding period of fiscal 2003.

Results of Operations for the 39 Weeks Ended June 27, 2004 and June 29, 2003

CONSOLIDATED RESULTS

Net revenues for the 39 weeks ended June 27, 2004, increased 28.3% to $3.8 billion from $3.0 billion for the corresponding period of fiscal 2003. During the 39-week period ended June 27, 2004, Starbucks derived approximately 84.3% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 27.7% to $3.2 billion for the 39 weeks ended June 27, 2004, from $2.5 billion for the same period in fiscal 2003. The increase was primarily attributable to the opening of 651 new Company-operated retail stores in the last 12 months and comparable store sales growth of 11% for the 39 weeks ended June 27, 2004. The increase in comparable store sales was due to a 10% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

The Company derived the remaining 15.7% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 31.4% to $601.9 million for the 39 weeks ended June 27, 2004, from $458.0 million for the corresponding period of fiscal 2003.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 33.7% to $395.2 million for the 39 weeks ended June 27, 2004, from $295.6 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the addition of 727 new licensed retail stores in the last 12 months, the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003 and growth in the grocery and warehouse club businesses.

Foodservice and other revenues increased 27.3% to $206.7 million for the 39 weeks ended June 27, 2004, from $162.4 million for the corresponding period of fiscal 2003. The increase was primarily attributable to the growth of the foodservice business as a result of the acquisition of Seattle Coffee Company and the growth in new and existing Starbucks foodservice accounts.

Cost of sales and related occupancy costs decreased to 41.2% of total net revenues for the 39 weeks ended June 27, 2004, compared to 41.3% for the corresponding period of fiscal 2003. This decrease was primarily due to leverage gained on fixed occupancy costs distributed over an expanded revenue base and efficiencies gained in the Company’s international supply chain distribution operations, partially offset by a shift in sales mix to lower margin products and higher dairy and green coffee commodity costs.

Store operating expenses as a percentage of Company-operated retail revenues decreased to 39.5% for the 39 weeks ended June 27, 2004, from 39.8% for the corresponding period of fiscal 2003. This decrease was primarily due to leverage gained on fixed payroll-related expenditures distributed over an expanded revenue base.

Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 21.4% of total specialty revenues for the 39 weeks ended June 27, 2004, compared to 22.7% in the corresponding period of fiscal 2003. This decrease was primarily attributable to the Company’s exit of the mail order and online businesses in late fiscal 2003, partially offset by expenses to support the Seattle Coffee Company grocery operations, which were acquired in July 2003.

Depreciation and amortization expenses increased to $208.4 million for the 39 weeks ended June 27, 2004, compared to $175.1 million for the corresponding period of fiscal 2003. The increase was primarily due to the opening of 651 new Company-operated retail stores in the last 12 months and higher depreciation expenses associated with the Company’s foodservice operations. As a percentage of total net revenues, depreciation and amortization decreased to 5.4% for the 39 weeks ended June 27, 2004, from 5.8% for the same period in fiscal 2003.

General and administrative expenses increased to $223.8 million for the 39 weeks ended June 27, 2004, compared to $178.6 million for the corresponding period of fiscal 2003. The increase was primarily due to higher payroll-related expenditures for additional employees to support the Company’s accelerated store growth. However, as a percentage of total net revenues, general and administrative expenses decreased to 5.8% for the 39 weeks ended June 27, 2004, from 6.0% for the same period in fiscal 2003. This decrease was due to leverage gained on fixed costs distributed over an expanded revenue base.

Income from equity investees increased $15.2 million to $36.2 million for the 39 weeks ended June 27, 2004, from $21.0 million for the same period in fiscal 2003. The increase was primarily due to new licensed retail store openings, particularly in Japan, and volume driven operating results for the North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks. The July 2003 increase in the Company’s ownership interest from 5% to 50% in the Taiwan and Shanghai licensed operations also contributed to the growth.

Operating income increased $141.5 million to $453.8 million for the 39 weeks ended June 27, 2004, compared to $312.3 million for the same period in fiscal 2003. Operating margin increased to 11.8% of total net revenues in the 39 weeks ended June 27, 2004, compared to 10.4% in the corresponding period of fiscal 2003, primarily due to the leverage gained in all operating expense line items from strong revenue growth as described above.

Interest and other income increased to $11.3 million for the 39 weeks ended June 27, 2004, from $10.9 million in the corresponding period of fiscal 2003, primarily due to higher interest income earned on cash and liquid investment balances.

Income taxes for the 39 weeks ended June 27, 2004, were based on an effective tax rate of 38.0%, compared to 38.5% in the corresponding period of fiscal 2003, primarily due to improved operating results from international businesses.

SEGMENT RESULTS

Segment information is prepared on the same basis that the Company’s management internally reviews financial information for operational decision making purposes. The following table summarizes the Company’s results of operations by segment (in thousands):

		% of		% of		% of
		United		Inter-		Total
	United	States	Inter-	national	Unallocated	Net
39 Weeks Ended	States	Revenue	national	Revenue	Corporate	Revenues	Consolidated
June 27, 2004
Net revenues:
Company-operated retail	$2,770,172	84.8%	$468,859	81.6%	$—	—%	$3,239,031
Specialty:					—
Licensing	301,804	9.2	93,407	16.3	—	—	395,211
Foodservice and other	194,383	6.0	12,325	2.1	—	—	206,708

Total specialty	496,187	15.2	105,732	18.4	—	—	601,919

Total net revenues	3,266,359	100.0	574,591	100.0	—	—	3,840,950

Cost of sales and related occupancy costs	1,289,341	39.5	293,193	51.0	—	—	1,582,534
Store operating expenses	1,106,830	40.0 (1)	172,996	36.9 (1)	—	—	1,279,826
Other operating expenses	109,411	22.1 (2)	19,348	18.3 (2)	—	—	128,759
Depreciation and amortization expenses	149,992	4.6	33,740	5.9	24,647	0.6	208,379
General and administrative expenses	55,261	1.7	36,514	6.4	131,981	3.5	223,756

Income from equity investees	21,647	0.7	14,505	2.5	—	—	36,152

Operating income/(loss)	$577,171	17.7%	$33,305	5.8%	$(156,628)	(4.1)%	$453,848

		% of		% of		% of
		United		Inter-		Total
	United	States	Inter-	national	Unallocated	Net
39 Weeks Ended	States	Revenue	national	Revenue	Corporate	Revenues	Consolidated
June 29, 2003
Net revenues:
Company-operated retail	$2,186,214	85.6%	$350,343	79.6%	$—	—%	$2,536,557
Specialty:					—
Licensing	213,906	8.4	81,675	18.6	—	—	295,581
Foodservice and other	154,242	6.0	8,128	1.8	—	—	162,370

Total specialty	368,148	14.4	89,803	20.4	—	—	457,951

Total net revenues	2,554,362	100.0	440,146	100.0	—	—	2,994,508

Cost of sales and related occupancy costs	997,222	39.0	239,746	54.5	—	—	1,236,968
Store operating expenses	877,707	40.1 (1)	130,983	37.4 (1)	—	—	1,008,690
Other operating expenses	84,580	23.0 (2)	19,205	21.4 (2)	—	—	103,785
Depreciation and amortization expenses	123,302	4.8	28,165	6.4	23,643	0.8	175,110
General and administrative expenses	33,354	1.3	33,326	7.6	111,923	3.7	178,603

Income from equity investees	15,893	0.6	5,102	1.2	—	—	20,995

Operating income/(loss)	$454,090	17.8%	$(6,177)	(1.4)%	$(135,566)	(4.5)%	$312,347

(1)	Shown as a percentage of related Company-operated retail revenues.
(2)	Shown as a percentage of related total specialty revenues.

United States

United States total net revenues increased by $712.0 million, or 27.9%, to $3.3 billion for the 39 weeks ended June 27, 2004, compared to $2.6 billion for the corresponding period of fiscal 2003. United States Company-operated retail revenues increased by $584.0 million, or 26.7%, to $2.8 billion for the 39 weeks ended June 27, 2004, compared to $2.2 billion for the corresponding period of fiscal 2003, primarily due to the opening of 537 new Company-operated retail stores in the last 12 months and comparable store sales growth of 12% for the 39 weeks ended June 27, 2004. The increase in comparable store sales was due to an 11% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction.

Total United States specialty revenues increased $128.0 million, or 34.8%, to $496.2 million for the 39 weeks ended June

27, 2004, compared to $368.1 million in the corresponding period of fiscal 2003. United States licensing revenues increased $87.9 million, or 41.1%, to $301.8 million, compared to $213.9 million for the corresponding period of fiscal 2003. This increase was primarily due to higher product sales and royalty revenues as a result of opening 445 new licensed retail stores in the last 12 months, the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003, and volume driven growth in the grocery and warehouse club businesses. United States foodservice and other revenues increased $40.1 million, or 26.0%, to $194.4 million from $154.2 million in fiscal 2003, due to both the addition of Seattle Coffee Company foodservice accounts as well as growth in new and existing Starbucks foodservice accounts.

United States operating income increased 27.1% to $577.2 million for the 39 weeks ended June 27, 2004, from $454.1 million for the same period in fiscal 2003. Operating margin decreased to 17.7% of related revenues for the 39 weeks ended June 27, 2004, compared to 17.8% in the corresponding period of fiscal 2003. This was primarily due to higher dairy and green coffee commodity costs as well as higher payroll-related expenditures to support the Company’s accelerated store growth, partially offset by leverage gained on fixed costs distributed over an expanded revenue base.

International

International total net revenues increased $134.4 million, or 30.5%, to $574.6 million for the 39 weeks ended June 27, 2004, compared to $440.1 million for the corresponding period of fiscal 2003. International Company-operated retail revenues increased by $118.5 million, or 33.8%, to $468.9 million for the 39 weeks ended June 27, 2004, compared to $350.3 million for the corresponding period for fiscal 2003, primarily due to the opening of 114 new Company-operated retail stores in the last 12 months, the weakening of the United States dollar against the British pound sterling and Canadian dollar, and comparable store sales growth of 7% for the 39 weeks ended June 27, 2004. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.

Total international specialty revenues increased $15.9 million, or 17.7%, to $105.7 million for the 39 weeks ended June 27, 2004, compared to $89.8 million in the corresponding period of fiscal 2003. The increase was primarily due to higher product sales and royalty revenues from the opening of 282 new licensed retail stores in the last 12 months, partially offset by proportionate eliminations of sales to equity investees in which the Company increased its ownership interests in the fourth fiscal quarter of 2003.

International operating income increased to $33.3 million for the 39 weeks ended June 27, 2004, from an operating loss of $6.2 million in the corresponding period of fiscal 2003. Operating margin increased to 5.8% of related revenues from a negative 1.4% in the corresponding period of fiscal 2003, primarily due to greater efficiency in the Company’s international supply chain distribution operations, improved operating results of equity investees and leverage gained on fixed costs distributed over an expanded revenue base.

Unallocated Corporate

Total unallocated corporate expenses increased to $156.6 million in the 39 weeks ended June 27, 2004, from $135.6 million in the corresponding period of fiscal 2003, primarily due to higher provision for incentive compensation based on the Company’s performance. Total unallocated corporate expenses as a percentage of total net revenues decreased to 4.1% in the 39 weeks ended June 27, 2004, from 4.5% in the corresponding period of fiscal 2003.

Liquidity and Capital Resources

The following table represents components of the Company’s most liquid assets: (in thousands):

	June 27,	September 28,
	2004	2003
Cash and cash equivalents	$383,373	$200,907
Short-term investments – Available-for-sale and trading securities	335,740	149,104
Long-term investments – Available for-sale securities	158,962	136,159

Total cash, cash equivalents and liquid investments	$878,075	$486,170

The Company manages its cash, cash equivalents and liquid investments jointly in order to internally fund operating needs. Cash and cash equivalents increased by $182.5 million for the 39 weeks ended June 27, 2004, to $383.4 million. The Company ended the period with $878.1 million in total cash and cash equivalents and liquid investments. Working capital as of June 27, 2004 totaled $652.7 million compared to $315.3 million as of September 28, 2003.

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

Cash provided by operating activities totaled $600.7 million for the 39 weeks ended June 27, 2004. Net earnings provided $288.4 million, non-cash depreciation and amortization expenses provided $226.9 million and the change in deferred revenue attributed to the growth of Starbucks Card balances not yet redeemed provided $50.9 million.

Cash used by investing activities for the 39 weeks ended June 27, 2004, totaled $441.3 million. Net capital additions to property, plant and equipment used $221.1 million primarily from opening 391 new Company-operated retail stores and remodeling certain existing stores. Gross capital additions for the 39 weeks ended June 27, 2004, were $272.4 million and were offset by the change in disposal and impairment provisions and foreign currency translation adjustments totaling $51.3 million. The net activity in the Company’s portfolio of available-for-sale securities during the 39-week period used $215.8 million.

Cash provided by financing activities for the 39 weeks ended June 27, 2004 totaled $20.6 million. The exercise of stock options and sale of stock under the Company’s employee stock purchase plans provided $103.3 million. During the period, the Company repurchased 2.2 million shares of its common stock at an average price of $37.29 per share, using $82.2 million of cash. As of June 27, 2004, 12.4 million shares remain authorized for repurchase under these programs. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant.

Other than normal operating expenses, cash requirements for the remainder of fiscal 2004 and for fiscal 2005 are expected to consist primarily of capital expenditures related to new Company-operated retail stores as well as for the remodeling and refurbishment of existing Company-operated retail stores. Management expects capital expenditures in fiscal 2004 to be approximately $475 million, related to opening approximately 625 Company-operated stores, remodeling certain existing stores and enhancing its production capacity and information systems. Management expects capital expenditures to be in the range of $600 million to $650 million in fiscal 2005.

Management believes that existing cash and investments as well as cash generated from operations should be sufficient to finance capital requirements for its core businesses for the foreseeable future. In July 2004, the Company acquired equity ownership in the licensed operations of Singapore and Malaysia using $12.1 million from cash on-hand. Significant new joint ventures, acquisitions or other new business opportunities may require outside funding.

Store Data

The following table summarizes the Company’s retail store information:

	Net stores opened during the period
	13-week period ended		39-week period ended		Stores open as of
	June 27,	June 29,	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003	2004	2003
United States:
Company-operated Stores	99	122	302	335	4,081	3,544
Licensed Stores	84	77	281	225	1,703	1,258

	183	199	583	560	5,784	4,802
International:
Company-operated Stores	27	24	89	71	856	742
Licensed Stores	75	60	222	224	1,479	1,197

	102	84	311	295	2,335	1,939

Total	285	283	894	855	8,119	6,741

Starbucks plans to open approximately 1,300 new stores on a global basis for fiscal 2004. The Company is accelerating its store development plans and expects to open approximately 1,500 new stores on a global basis in fiscal 2005. In the United States, Starbucks plans to open approximately 550 Company-operated locations and 525 licensed locations. In

International markets, Starbucks plans to open approximately 100 Company-operated stores and 325 licensed stores.

Contractual Obligations

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

Off-Balance Sheet Arrangement

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of June 27, 2004, the maximum amount of the guarantees was approximately $11.6 million.

Product Warranties

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13 and 39-week periods ended June 27, 2004.

Commodity Prices, Availability and General Risk Conditions

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of June 27, 2004, the Company had approximately $281.3 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through calendar 2004 and well into 2005 for many types of coffees. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

During the 13 weeks ended June 27, 2004, fluid milk prices in the United States, which closely follow the monthly Class I base price as calculated by the United States Department of Agriculture, reached an all time high. Should dairy costs remain at current levels or continue to rise, the Company’s profitability could be adversely affected. While management continues to closely monitor published dairy prices on the related commodities markets, management cannot predict with any certainty future prices to be paid for dairy products.

In addition to fluctuating commodity prices, management believes that the Company’s future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, the Company’s ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores and the Company’s continued ability to hire, train and retain qualified personnel, expensing of stock options when required, and other factors discussed under “Certain Additional Risks and Uncertainties” in the “Business” section of the Company’s Fiscal 2003 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 defines other-than-temporary impairment, among other things, for available-for-sale securities as well as cost method investments. The impairment provisions and disclosure requirements of EITF 03-1 will be adopted by Starbucks during the fiscal fourth quarter of 2004 and are not expected to have a significant impact on the Company’s consolidated financial position or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of June 27, 2004, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Coffee Japan, Ltd. These contracts expire within 27 months.

Based on the foreign exchange contracts outstanding as of June 27, 2004, a 10% devaluation of the United States dollar as compared to the level of foreign exchange rates for currencies under contract as of June 27, 2004, would result in a reduction in the fair value of these derivative financial instruments of approximately $22.9 million, of which $16.0 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the United States dollar would result in an increase in the fair value of these instruments of approximately $20.2 million, of which $14.5 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases, respectively, in the dollar value of the Company’s foreign investment, future product purchases, and future foreign currency royalty and license fee payments that would be received within the hedging period.

There have been no material changes in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

During the 13 weeks ended June 27, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the quarterly period covered by this Report (June 27, 2004), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended June 27, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES
				Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased	that May Yet Be
	Number	Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period(1)	Purchased	Share	or Programs(2)	Programs(2)
March 29, 2004 - April 25, 2004	100,000	$37.01	100,000	13,378,786
April 26, 2004 - May 23, 2004	1,004,206	$37.62	1,004,206	12,374,580
May 24, 2004 - June 27, 2004	—	$—	—	12,374,580

Total	1,104,206	$37.57	1,104,206

(1)	Monthly information is presented by reference to the Company’s fiscal months during the period covered by this Quarterly Report on Form 10-Q.

(2)	On June 19, 2002, the Company announced a share repurchase plan to repurchase up to ten million shares of its common stock. On March 31, 2003, the Company announced a new share repurchase plan to repurchase up to an additional ten million shares of its common stock. Neither plan has an expiration date.

Item 5. Other Information

The Company’s Fiscal 2004 Annual Meeting of Shareholders (the “Fiscal 2004 Annual Meeting”) will be held on February 9, 2005. Shareholder proposals to be presented at the Fiscal 2004 Annual Meeting must be received by the Company at its executive offices at 2401 Utah Avenue South, Seattle, Washington 98134, Attention: Corporate Secretary, on or prior to August 16, 2004.

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

The Company furnished one Report on Form 8-K to the Securities and Exchange Commission during the period covered by this report. The report was furnished on April 21, 2004 and related to the Company’s earnings release announcing its financial results for the 13 weeks ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
August 6, 2004	By:	/s/ MICHAEL CASEY
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