Form 10-Q/A
period 2004-06-27
STARBUCKS CORP
filed 2004-08-10
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☑       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 9, 2004

Common Stock, par value $0.001 per share	397,466,677

EXPLANATORY NOTE
PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

This Amendment to the Starbucks Corporation (the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004 (“fiscal 2004 third quarter”), is being filed solely for the purpose of amending the reference to “international Company-operated markets” included in the fifth paragraph of the “Management’s Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The appropriate reference is to the Company’s International operating segment.

The “Management’s Overview” section included in Part I, Item 2 of the Company’s fiscal 2004 third quarter Quarterly Report on Form 10-Q is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART I — FINANCIAL INFORMATION

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

The combination of more retail stores, higher revenues from existing stores, and growth in other business channels in both the United States and International segments resulted in a 27.2% increase in total net revenues in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, which was above the Company’s three to five year target of approximately 20%. Since additional retail stores can leverage existing support organizations and facilities, that infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. In the third quarter of fiscal 2004, operating income as a percentage of total net revenues increased to 11.7% from 10.2% in the comparable period of fiscal 2003, and net earnings increased by 43.5%, compared to the third quarter of fiscal 2003. Also contributing to these results was the fourth consecutive quarter of positive operating results from the Company’s International operating segment.

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

PART II — OTHER INFORMATION

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

STARBUCKS CORPORATION
August 10, 2004	By:	/s/ MICHAEL CASEY
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