Form 10-K
period 2004-10-03
STARBUCKS CORP
filed 2004-12-10
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-20322

Starbucks Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1325671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2401 Utah Avenue South Seattle, Washington 98134 (Address of principal executive offices)	98134 (Zip Code)

(Registrant’s Telephone Number, including Area Code):

(206) 447-1575

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     Yes ☑ No ☐

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on March 28, 2004 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $13,530,521,329.

          As of December 8, 2004, there were 399,976,509 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended October 3, 2004, have been incorporated by reference into Part II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on February 9, 2005 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

FORM 10-K

For the Fiscal Year Ended October 3, 2004

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue and net earnings growth, comparable store sales growth, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability; successful execution of internal performance and expansion plans; fluctuations in United States and international economies and currencies; ramifications from the war on terrorism, or other international events or developments; the impact of competitors’ initiatives; the effect of legal proceedings; and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission. Please also see “Certain Additional Risks and Uncertainties” in the Starbucks Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

      A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. Starbucks Corporation is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

      Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”), purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through Company-operated retail stores. Starbucks also sells coffee and tea products through other channels and, through certain of its equity investees, Starbucks produces and sells bottled Frappuccino®and Starbucks DoubleShot® coffee drinks and a line of superpremium ice creams. These nonretail channels are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new channels of distribution.

      The Company has two operating segments, United States and International, each of which includes Company-operated retail stores and Specialty Operations.

Company-operated Retail Stores

      The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing each customer a unique Starbucks Experience. This third place experience, after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets primarily by opening additional stores and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, Starbucks opened 634 new Company-operated stores during the fiscal year ended October 3, 2004 (“fiscal 2004”). Company-operated retail stores accounted for 84% of total net revenues during fiscal 2004.

      The following table summarizes total Company-operated retail store data for the periods indicated:

	Net Stores Opened During
	the Fiscal Year Ended		Stores Open as of

	Oct 3, 2004	Sept 28, 2003
	(53 Wks)	(52 Wks)	Oct 3, 2004	Sept 28, 2003

United States	514	506	4,293	3,779
International:
United Kingdom	49	51	422	373
Canada	56	29	372	316
Thailand	11	9	49	38
Australia	4	7	44	40
Singapore	–	3	35	35

Total International	120	99	922	802

Total Company-operated	634	605	5,215	4,581

      Starbucks retail stores are typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format, its stores are located in or near a variety of settings, including downtown and suburban retail centers, office buildings and university campuses. While the Company selectively locates stores in shopping malls, it focuses on locations that provide convenient access for pedestrians and drivers. With the flexibility in store size and format, the Company also locates retail stores in select rural and off-highway locations to serve a broader array of customers outside major metropolitan markets and further expand brand awareness. To provide a greater degree of access and convenience for nonpedestrian customers, the Company has increased focus on drive-thru retail stores. At the end of fiscal 2004, the Company had approximately 700 Company-operated drive-thru locations.

      All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages and a selection of teas and distinctively packaged roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, coffee-making equipment and accessories, a selection of compact discs, games and seasonal novelty items. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. In the United States and in International markets, approximately 2,100 stores and 500 stores, respectively, carry a selection of grab-and-go sandwiches and salads. During fiscal 2004, the Company’s retail sales mix by product type was 77% beverages, 14% food items, 5% whole bean coffees and 4% coffee-making equipment and other merchandise.

      In fiscal 2004, the Company introduced the Starbucks Hear MusicTM Coffeehouse, a first-of-its-kind music store in Santa Monica, California. This Company-operated retail location combines the Starbucks coffeehouse experience with an innovative new retail environment for customers to discover, acquire and enjoy music. The Hear Music Coffeehouse gives customers a hands-on guide to music discovery with its interactive listening bar, and allows customers access to CD burning technology to create personalized CDs from a digital library of music. Currently, Starbucks is testing the CD burning technology through its Hear MusicTM media bars in select Starbucks Company-operated retail stores.

Specialty Operations

      The Company’s Specialty Operations strive to develop the Starbucks brand outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties that share the Company’s values and commitment to quality. These relationships take various forms, including licensing arrangements, foodservice accounts and other initiatives related to the Company’s core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations. During fiscal 2004, specialty revenues (which include royalties and fees from licensees, as well as product sales derived from Specialty Operations) accounted for 16% of total net revenues.

Licensing

      Although the Company does not generally relinquish operational control of its retail stores in the United States, in situations in which a master concessionaire or another company controls or can provide improved access to desirable retail space, the Company licenses its operations. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee and related products for resale in licensed locations. Employees working in licensed retail locations must follow Starbucks detailed store operating procedures and attend training classes similar to those given to Company-operated store managers and employees.

      During fiscal 2004, Starbucks opened 417 licensed retail stores in the United States. As of October 3, 2004, the Company had 1,839 licensed stores in the United States. Product sales to and royalty and license fees from these stores accounted for 24% of specialty revenues in fiscal 2004.

      The Company’s International licensed retail stores are operated through a number of licensing arrangements, primarily with prominent retailers. During fiscal 2004, Starbucks expanded its international presence by opening 293 new International licensed stores, including the first stores in France and Cyprus. At fiscal year end 2004, the Company’s International operating segment had a total of 1,515 licensed retail stores categorized by region and located as follows:

Asia Pacific		Europe/Middle East/Africa		Americas

Japan	534	Germany	35	Canada	66
China	152	Saudi Arabia	32	Hawaii	45
Taiwan	136	United Arab Emirates	31	Mexico	32
South Korea	102	Spain	27	Chile	9
Philippines	70	Kuwait	27	Puerto Rico	6
Malaysia	52	Greece	25	Peru	3
New Zealand	36	Switzerland	18
Indonesia	24	Turkey	15
		Lebanon	10
		Austria	8
		Qatar	6
		Bahrain	5
		France	4
		Oman	3
		Cyprus	2

Total	1,106		248		161

      Product sales to and royalty and license fee revenues from International licensed retail stores accounted for 15% of specialty revenues in fiscal 2004. In total, worldwide retail store licensing accounted for 39% of specialty revenues in fiscal 2004.

      In fiscal 2004, the Company expanded its licensing relationship with Kraft Foods, Inc. (“Kraft”) to include a larger selection of Starbucks® whole bean and ground coffees, as well as Seattle’s Best Coffee® and Torrefazione Italia® branded coffees and a selection of premium Tazo® teas, in grocery and warehouse club stores throughout the United States. Kraft manages all distribution, marketing, advertising and promotion and pays a royalty to Starbucks. By the end of fiscal 2004, the Company’s coffees and teas were available in approximately 20,000 grocery and warehouse club stores, 19,000 in the United States and 1,000 in International markets. Revenues from this category comprised 27% of specialty revenues in fiscal 2004.

      The Company has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds a 50% equity interest: The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino® and Starbucks DoubleShot® coffee drinks; and the Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc., develops and distributes superpremium ice creams. In fiscal 2004, the Company entered into an agreement with Jim Beam Brands Co., a unit of Fortune Brands, Inc., to develop, manufacture and market a Starbucks-branded premium coffee liqueur product in the United States. The Company conducted tests of this product in two U.S. markets in the fiscal fourth quarter and expects to introduce the product nationally during the fiscal second quarter of 2005 in retail locations licensed to sell distilled spirits, such as restaurants, bars and retail outlets where premium distilled spirits are sold. The Company will not sell the liqueur product in its Company-operated or licensed retail stores. The associated revenues from this category accounted for 1% of specialty revenues in fiscal 2004.

Foodservice Accounts

      The Company sells whole bean and ground coffees, including the Starbucks, Seattle’s Best Coffee and Torrefazione Italia brands, as well as a selection of premium Tazo teas, to institutional foodservice companies that service business, industry, education and healthcare accounts, office coffee distributors, hotels, restaurants, airlines and other retailers. Beginning in fiscal 2003, the Company transitioned the majority of its U.S. foodservice accounts to SYSCO Corporation’s national broadline distribution network and aligned foodservice sales, customer service and support resources with those of SYSCO Corporation. This alliance greatly improved customer service levels and is expected to continue to generate new foodservice accounts over the next several years. Starbucks and Seattle’s Best Coffee are the only superpremium national-brand coffees actively promoted by SYSCO Corporation. The Company’s total worldwide foodservice operations had approximately 13,700 foodservice accounts at fiscal year end 2004, and revenues from these accounts comprised 31% of total specialty revenues.

Other Initiatives

      The Company maintains a website at Starbucks.com where customers may purchase, register or reload Starbucks stored value cards, as well as apply for the Starbucks Card DuettoTM Visa® (the “Duetto Card”), issued through the Company’s agreement with Bank One Corporation and Visa. The Duetto Card is a first-of-its-kind card, combining the functionality of a credit card with the convenience of a reloadable Starbucks Card. Additionally, the website contains information about the Company’s coffee products, brewing equipment and store locations.

      In fiscal 2004, the Company entered into a strategic marketing alliance with XM Satellite Radio related to the debut of the 24-hour Starbucks Hear MusicTM channel 75. This channel is available to all XM Satellite Radio subscribers, and Starbucks customers will be able to enjoy the same programming when it is launched in more than 4,000 Company-operated locations in the United States during fiscal 2005. Collectively, the operations of these other initiatives accounted for 2% of specialty revenues in fiscal 2004.

Segment Financial Information

      Information about the Company’s total net revenues, earnings before income taxes, depreciation and amortization, income from equity investees, equity method investments and identifiable assets by segment is included in Note 19 of the Company’s consolidated financial statements included in Exhibit 13 to this report.

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

      The Company depends upon its relationships with coffee producers, outside trading companies and exporters for its supply of green coffee. Following several years of depressed prices, green coffee prices in most of the world markets have been trending higher in recent years. In an effort to encourage the continuing supply of high quality coffee and provide a certain degree of price stability for green coffee purchases, the Company negotiates contracts directly with its suppliers and has been successful in securing annual contracts for the majority of its coffee requirements on this basis. The Company routinely enters into fixed-price purchase commitments for future deliveries of coffee. As of October 3, 2004, the Company had $271.7 million in fixed-price purchase commitments, which, together with existing inventory, are expected to provide an adequate supply of green coffee for calendar 2005. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is low.

      During fiscal 2004, Starbucks established the Starbucks Coffee Agronomy Company S.R.L., a wholly owned subsidiary located in Costa Rica, to reinforce the Company’s leadership role in the coffee industry and to help ensure sustainability and future supply of high-quality green coffees from Central America. Staffed with agronomists and sustainability experts, this first-of-its-kind Farmer Support Center will be able to, among other things, proactively respond to changes in coffee producing countries that impact farmers and the supply of green coffee. There can be no assurance that these activities will successfully protect the Company against the risks of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities.

      In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. Fluid milk is purchased from multiple suppliers who have processing facilities near concentrations of Company-operated retail stores. Dairy prices in the United States, which closely follow the monthly Class I fluid milk base price as calculated by the U.S. Department of Agriculture, reached an all-time high during fiscal 2004. While management monitors published dairy prices on the related commodities markets, management cannot predict with any certainty future prices to be paid for dairy products.

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

      Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Beverage ingredients, other than coffee and milk, including leaf teas and the Company’s menu of ready-to-drink beverages, are purchased from several specialty manufacturers, usually pursuant to long-term supply contracts. Food products, such as fresh pastries and lunch items, are generally purchased from both regional and local sources. Coffee-making equipment, such as drip and French press coffeemakers, espresso machines and coffee grinders, are generally purchased directly from their manufacturers. Coffee-related accessories, including items bearing the Company’s logos and trademarks, are produced and distributed through contracts with a number of different suppliers.

Competition

      The Company’s primary competitors for coffee beverage sales are restaurants, specialty coffee shops and doughnut shops. In almost all markets in which the Company does business, there are numerous competitors in the specialty coffee beverage business, and management expects this situation to continue. Although competition in the beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources than the Company could enter this market at any time and compete directly against Starbucks.

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

      Starbucks believes that supermarkets are the most competitive distribution channel for specialty whole bean coffee, in part because supermarkets offer customers a variety of choices without having to make a separate trip to a specialty coffee store. A number of coffee manufacturers are distributing premium coffee products in supermarkets that may serve as substitutes for the Company’s coffees. Regional specialty coffee companies also sell whole bean coffees in supermarkets.

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

Patents, Trademarks, Copyrights and Domain Names

      The Company owns and/or has applied to register numerous trademarks and service marks in the United States and in nearly 150 additional countries throughout the world. Rights to the trademarks and service marks in the United States are generally held by a wholly owned affiliate of the Company and are used by the Company under license. Some of the Company’s trademarks, including Starbucks®, the Starbucks logo and Frappuccino®, as well as other acquired trademarks and trade names such as Seattle’s Best Coffee® and Tazo®, are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

      The Company owns numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. The Company also holds patents on certain products, systems and designs. In addition, the Company has registered and maintains numerous Internet domain names, including “Starbucks.com” and “Starbucks.net.”

Research and Development

      The Company’s research and development efforts are led by food scientists, engineers, chemists and culinarians in the Research and Development department. This team is responsible for the technical development of food and beverage products and new equipment. Recent development efforts have resulted in new brewing and espresso-making equipment, successful flavor line extensions for espresso-based beverages, Frappuccino® Light blended coffees and new items for the Company’s morning pastry and lunch lines. The Company spent approximately $6.5 million, $5.4 million and $3.6 million during fiscal 2004, 2003 and 2002, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

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

Employees

      As of October 3, 2004, the Company employed approximately 96,700 people worldwide. In the United States, Starbucks employed approximately 82,000 people, 76,200 in Company-operated retail stores and the remainder in the Company’s administrative and regional offices, and store development, roasting and warehousing operations. Approximately 14,700 employees were employed in International Company-operated retail stores and regional support facilities. At fiscal year end, employees at 10 of the Company’s Canadian stores and a group of 13 maintenance mechanics and technicians at one U.S. roasting plant were represented by unions. The Company believes its efforts to recruit, train and retain qualified employees have been successful, and that its current relations with its employees are good.

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

      The Company’s long-term goal is to open approximately 15,000 stores in the United States and at least 15,000 stores in International markets. Management expects annual total net revenue growth of approximately 20% and annual earnings per share growth of approximately 20-25% for the next three to five year period. Managing rapid growth can be challenging, and any failure to execute that growth effectively could adversely impact the Company’s business, financial condition and results of operations.

      The Company’s financial performance is highly dependent upon the U.S. retail operations, which comprised 72% of consolidated total net revenues at fiscal year-end 2004. Any substantial, sustained decline in these operations would have a material adverse effect on the Company’s business, financial condition and results of operations. Declines in financial performance could arise from, among other things:

•	failure to identify and secure real estate locations sufficient to meet annual targets for store openings;

•	shortfalls in comparable store sales or revenue growth compared to management’s expectations; and

•	negative trends in operating expenses.

      The Company’s International stores and licensees may not be successful in their operations or in achieving expected growth. Some factors critical to the success of the Company’s International stores and licensees are different than those affecting the United States stores and licensees. Tastes naturally vary by region, and consumers in new International markets into which Starbucks and its licensees expand may not embrace products and services to the same extent as consumers in the Company’s existing U.S. markets. Occupancy costs and store operating expenses are sometimes higher internationally than in the United States due to higher rents for prime, inner-city store locations or due to local laws that make it more expensive to retain or terminate employees. The Company’s International operations are also subject to the inherent risks of foreign currency fluctuations and changes in economic, social and political conditions. Because many of the Company’s International operations are in an early phase of development and have country-specific regulatory requirements, operating expenses as a percentage of related revenues are often higher, compared to similar financial metrics for the United States operations.

      Future operating results for the Company may fluctuate, perhaps significantly, depending upon a number of factors which include, but are not limited to, the following:

•	the Company’s ability to continue to increase net revenues and operating income in the United States operating segment;

•	the Company’s ability to grow operating income in the International operating segment;

•	the Company’s ability to integrate or leverage resources from domestic or foreign acquisitions;

•	the impact of recording the cost of stock option grants as an expense in the consolidated statements of earnings; and

•	the general economic conditions in the markets in which the Company operates.

Available Information

      The Company’s annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission are publicly available free of charge on the Investor Relations section of the Company’s website at www.starbucks.com/aboutus/investor.asp as soon as reasonably practicable after the Company files such materials with, or furnishes it to, the Securities and Exchange Commission. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on the Company’s website is not part of this or any other report Starbucks files with, or furnishes to, the Securities and Exchange Commission.

Item 2.	Properties

      The following table shows properties used by Starbucks in connection with its roasting and distribution operations:

	Approximate Size	Owned/
Location	(Square Feet)	Leased	Purpose

Kent, WA	305,000	Owned	Roasting and distribution
Kent, WA	285,000	Leased	Warehouse
Renton, WA	125,000	Leased	Warehouse
York County, PA	365,000	Owned	Roasting and distribution
York County, PA	297,000	Owned	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Basildon, United Kingdom	123,000	Leased	Warehouse
Amsterdam, Netherlands	70,000	Leased	Roasting

      The Company leases approximately 780,000 square feet of a building located in Seattle, Washington for administrative offices and has options to lease approximately 240,000 additional square feet in the same building. The Company owns 2.4 acres of undeveloped land near its administrative offices that is used for parking.

      As of October 3, 2004, Starbucks had a total of 5,215 Company-operated retail stores, of which nearly all are located in leased premises. The Company also leases space in approximately 90 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

Item 3.	Legal Proceedings

      The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2004.

Executive Officers of the Registrant

      The executive officers of the Company are as follows:

Name	Age	Position

Howard Schultz	51	chairman of the Board of Directors and chief global strategist
Orin C. Smith	62	president, chief executive officer and director
James L. Donald	50	ceo designate
James C. Alling	43	president, Starbucks Coffee U.S.
Martin Coles	51	president, Starbucks Coffee International
Michael Casey	59	executive vice president, chief financial officer and chief administrative officer
Paula E. Boggs	45	executive vice president, general counsel and secretary
Dorothy J. Kim	42	executive vice president, Supply Chain and Coffee Operations
David A. Pace	45	executive vice president, Partner Resources

      Howard Schultz is the founder of the Company and has been chairman of the board since 1985. Mr. Schultz served as chief executive officer from 1985 until June 2000, when he transitioned into the role of chief global strategist. From 1985 to June 1994, Mr. Schultz was also the Company’s president. From September 1982 to December 1985, Mr. Schultz was the director of Retail Operations and Marketing for Starbucks Coffee Company, and from January 1986 to July 1987, he was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company.

      Orin C. Smith joined the Company in 1990 and has served as president and chief executive officer of the Company since June 2000. From June 1994 to June 2000, Mr. Smith served as the Company’s president and chief operating officer. Prior to June 1994, Mr. Smith served as the Company’s vice president and chief financial officer and later, as its executive vice president and chief financial officer. Mr. Smith announced his intention to retire as the Company’s president and chief executive officer, effective March 31, 2005.

      James L. Donald joined Starbucks in October 2002 as president, North America and was promoted to ceo designate in October 2004. Mr. Donald will become the Company’s president and chief executive officer upon Mr. Smith’s retirement on March 31, 2005. Prior to joining Starbucks, Mr. Donald served as chairman, president and chief executive officer of Pathmark Stores, Inc. from 1996 to 2002. From 1994 to 1996, he served as president and manager of Safeway’s 130-store Eastern Division. From 1991 to 1994 Mr. Donald was an executive with Wal-Mart Stores, Inc. From 1976 to 1991, he held several managerial positions with Albertson’s, Inc.

      James C. Alling joined Starbucks in September 1997 as senior vice president, Grocery and was promoted to president, Starbucks Coffee U.S. in October 2004. Mr. Alling held a number of positions as senior vice president from September 1997 until November 2003, when he was promoted to executive vice president, Business and Operations — United States. Prior to joining Starbucks, Mr. Alling held several senior positions at Nestlé from 1985 to 1997 and served as vice president and general manager of several divisions, including ground coffee.

      Martin Coles joined Starbucks in April 2004 as president, Starbucks Coffee International. Prior to joining Starbucks, Mr. Coles served as executive vice president of Global Operating Units for Reebok, Ltd from December 2001 to February 2004. From February 2001 to December 2001, Mr. Coles was senior vice president, International Operations for Gateway, Inc. From February 2000 to January 2001, Mr. Coles was president and chief executive officer of Letsbuyit.com. From September 1992 to February 2000, Mr. Coles

held several executive level general management, sales and operations positions for NIKE Inc.’s Global and European operations.

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

      Paula E. Boggs joined Starbucks in September 2002 as executive vice president, general counsel and secretary. Prior to joining Starbucks, Ms. Boggs served as vice president, legal, for products, operations and information technology at Dell Computer Corporation from 1997 to 2002. From 1995 to 1997, Ms. Boggs was a partner with the law firm of Preston Gates & Ellis. Ms. Boggs served in several roles at the Pentagon, White House and U.S. Department of Justice between 1984 and 1995.

      Dorothy J. Kim joined Starbucks in November 1995 and was promoted to executive vice president, Supply Chain and Coffee Operations in December 2004. From April 2003 to December 2004, Ms. Kim was senior vice president, Global Logistics, Planning and Procurement. From April 2002 to April 2003, Ms. Kim was vice president, Supply Chain and Coffee Operations, Logistics, and from October 2000 to April 2002, Ms. Kim was vice president, Supply Chain and Coffee Operations, Finance and Systems. Prior to becoming a vice president, Ms. Kim held several positions in retail planning and operations.

      David A. Pace joined Starbucks in July 2002 as executive vice president of Partner Resources. From 2000 to 2002, Mr. Pace was the president of i2 Technologies. From 1999 to 2000, Mr. Pace served as the chief human resources officer for HomeGrocer.com. From 1995 to 1999, he served as senior vice president of human resources for Tricon Restaurants International (now YUM! Brands, Inc.).

      There are no family relationships between any directors or executive officers of the Company.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

      The following table provides information regarding repurchases by the Company of its common stock during the 14-week period ended October 3, 2004:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period(1)	Purchased	Share	Programs(2)	Programs(2)

Jun 28, 2004 - Jul 25, 2004	—	$—	—	12,374,580
Jul 26, 2004 - Aug 22, 2004	1,424,630	$43.81	1,424,630	10,949,950
Aug 23, 2004 - Oct 3, 2004	1,350,419	$43.53	1,350,419	18,599,531

Total	2,775,049	$43.68	2,775,049

(1)	Monthly information is presented by reference to the Company’s fiscal months during the fourth quarter of fiscal 2004.

(2)	On June 19, 2002, the Company announced a share repurchase plan to repurchase up to ten million shares of its common stock. On March 31, 2003, the Company announced a share repurchase plan to repurchase up to an additional ten million shares of its common stock. On September 23, 2004, the

Company announced a share repurchase plan to repurchase up to an additional nine million shares of its common stock. None of these plans have an expiration date.

      The information required by this item other than “Issuer Purchases of Equity Securities” is incorporated herein by reference to the section entitled “Shareholder Information” in the Company’s Fiscal 2004 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 6.	Selected Financial Data

      The information required by this item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s Fiscal 2004 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated herein by reference to the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Fiscal 2004 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Prices, Availability and General Risk Conditions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” in the Company’s Fiscal 2004 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company’s Fiscal 2004 Annual Report to Shareholders, and is also attached in Exhibit 13 hereto.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (October 3, 2004), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company’s internal control over financial reporting (as required by the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

      At the end of fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accounting firm will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.	Other Information

      None.

PART III

      As used in this Part III, “Starbucks” and the “Company” mean Starbucks Corporation.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 9, 2005 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this report under the caption “Executive Officers of the Registrant.”

      The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.starbucks.com/aboutus/corporate governance.asp. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation — Certain Transactions and Compensation Arrangements” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended October 3, 2004, September 28, 2003, and September 29, 2002;

•	Consolidated Balance Sheets as of October 3, 2004, and September 28, 2003;

•	Consolidated Statements of Cash Flows for the fiscal years ended October 3, 2004, September 28, 2003, and September 29, 2002;

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 3, 2004, September 28, 2003, and September 29, 2002;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm

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

STARBUCKS CORPORATION

December 10, 2004	By:	/s/ HOWARD SCHULTZ Howard Schultz chairman of the Board of Directors and chief global strategist

POWER OF ATTORNEY

      Know all persons by these presents, that each person whose signature appears below constitutes and appoints Howard Schultz and Orin C. Smith, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substituted, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ HOWARD SCHULTZ Howard Schultz	chairman of the Board of Directors and chief global strategist	December 10, 2004

By:	/s/ ORIN C. SMITH Orin C. Smith	president and chief executive officer, director	December 10, 2004

By:	/s/ MICHAEL CASEY Michael Casey	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)	December 10, 2004

By:	/s/ BARBARA BASS Barbara Bass	director	December 10, 2004

By:	/s/ HOWARD BEHAR Howard Behar	director	December 10, 2004

Signature		Title	Date

By:	/s/ WILLIAM (BILL) W. BRADLEY William (Bill) W. Bradley	director	December 10, 2004

By:	/s/ CRAIG J. FOLEY Craig J. Foley	director	December 10, 2004

By:	/s/ OLDEN LEE Olden Lee	director	December 10, 2004

By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei	director	December 10, 2004

By:	/s/ JAMES G. SHENNAN JR. James G. Shennan Jr.	director	December 10, 2004

By:	/s/ MYRON E. ULLMAN III Myron E. Ullman III	director	December 10, 2004

By:	/s/ CRAIG E. WEATHERUP Craig E. Weatherup	director	December 10, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended April 1, 2001, filed with the Securities and Exchange Commission on May 16, 2001)
3.2		Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 28, 2003, filed with the Securities and Exchange Commission on February 4, 2004)
10	.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)
10	.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)
10.3		Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through November 20, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)
10	.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003 (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)
10	.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995, as amended and restated through June 30, 2000 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the Securities and Exchange Commission on December 22, 2000)
10.5		Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-K for the Fiscal Year ended September 30, 2001, filed with the Securities and Exchange Commission on December 20, 2001)
10	.6*	Starbucks Corporation Executive Management Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2004)
10	.7*	Starbucks Corporation Management Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 1, 1998)
10	.8*	Starbucks Corporation 1997 Deferred Stock Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended October 3, 1999, filed with the Securities and Exchange Commission on December 23, 1999)
10.9		Starbucks Corporation UK Share Save Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)
10	.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003 (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)
10	.11*	Letter Agreement dated as of May 6, 2003, between Starbucks Corporation and Howard Behar (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)
10.12		Starbucks Corporation UK Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on From S-8, filed with the Securities and Exchange Commission on March 31, 2004.)
13		Portions of the Fiscal 2004 Annual Report to Shareholders
21		Subsidiaries of Starbucks Corporation

Exhibit
Number	Description

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.