Form 10-Q
period 2005-01-02
STARBUCKS CORP
filed 2005-02-16
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of February 14, 2005
Common Stock, par value $0.001 per share	399,633,865

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended January 2, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended
	January 2,	December 28,
	2005	2003
		(as restated, see Note 2)
Net revenues:
Company-operated retail	$1,358,661	$1,080,495
Specialty:
Licensing	157,213	133,499
Foodservice and other	73,670	67,197

Total specialty	230,883	200,696

Total net revenues	1,589,544	1,281,191

Cost of sales including occupancy costs	647,755	528,709
Store operating expenses	521,006	405,821
Other operating expenses	44,281	43,698
Depreciation and amortization expenses	78,559	67,929
General and administrative expenses	83,599	70,417

Subtotal operating expenses	1,375,200	1,116,574

Income from equity investees	12,890	10,044

Operating income	227,234	174,661
Interest and other income, net	5,122	3,208

Earnings before income taxes	232,356	177,869
Income taxes	87,603	67,734

Net earnings	$144,753	$110,135

Net earnings per common share — basic	$0.36	$0.28
Net earnings per common share — diluted	$0.35	$0.27
Weighted average shares outstanding:
Basic	400,524	395,057
Diluted	415,327	407,645

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 2,	October 3,
	2005	2004
	(unaudited)	(as restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$643,548	$299,128
Short-term investments — available-for-sale securities	303,285	329,082
Short-term investments — trading securities	31,587	24,799
Accounts receivable, net of allowances of $2,570 and $2,231, respectively	149,406	140,226
Inventories	379,475	422,663
Prepaid expenses and other current assets	71,718	71,347
Deferred income taxes, net	73,701	63,650

Total current assets	1,652,720	1,350,895

Long-term investments — available-for-sale securities	164,586	135,179
Equity and other investments	184,635	168,177
Property, plant and equipment, net	1,655,121	1,551,416
Other assets	62,584	85,561
Other intangible assets	27,726	26,800
Goodwill	72,462	68,950

TOTAL ASSETS	$3,819,834	$3,386,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,236	$199,346
Accrued compensation and related costs	197,808	208,927
Accrued occupancy costs	32,866	29,231
Accrued taxes	87,857	62,959
Other accrued expenses	143,548	123,684
Deferred revenue	222,344	121,377
Current portion of long-term debt	738	735

Total current liabilities	846,397	746,259

Deferred income taxes, net	14,398	21,770
Long-term debt	3,433	3,618
Other long-term liabilities	154,472	144,683
Shareholders’ equity:
Common stock and additional paid-in capital — Authorized, 600,000,000; issued and outstanding, 402,805,418 and 397,405,844 shares, respectively, (includes 1,697,100 common stock units in both periods)	1,119,159	956,685
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,590,082	1,445,329
Accumulated other comprehensive income	52,500	29,241

Total shareholders’ equity	2,801,134	2,470,648

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,819,834	$3,386,978

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	13 Weeks Ended
	January 2,	December 28,
	2005	2003
		(as restated, see Note 2)
OPERATING ACTIVITIES:
Net earnings	$144,753	$110,135
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,332	74,107
Provision for impairments and asset disposals	2,889	2,176
Deferred income taxes, net	(13,623)	(7,024)
Equity in income of investees	(5,823)	(3,379)
Tax benefit from exercise of non-qualified stock options	71,050	9,439
Net amortization of premium on securities	3,260	1,831
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	46,487	39,450
Accounts payable	(41,559)	(25,835)
Accrued taxes	23,819	58,437
Deferred revenue	100,658	72,545
Other accrued expenses	5,674	58,664
Other operating assets and liabilities	(15,001)	(6,095)

Net cash provided by operating activities	407,916	384,451

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(161,453)	(138,022)
Maturity of available-for-sale securities	115,491	17,060
Sale of available-for-sale securities	38,669	14,585
Acquisition, net of cash acquired	(11,282)	—
Net additions to equity, other investments and other assets	15,618	(4,394)
Distributions from equity investees	5,743	5,085
Net additions to property, plant and equipment	(162,132)	(64,830)

Net cash used by investing activities	(159,346)	(170,516)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,423	30,675
Principal payments on long-term debt	(183)	(180)

Net cash provided by financing activities	91,240	30,495

Effect of exchange rate changes on cash and cash equivalents	4,610	2,975

Net increase in cash and cash equivalents	344,420	247,405

CASH AND CASH EQUIVALENTS:
Beginning of period	299,128	200,907

End of the period	$643,548	$448,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47	$51
Income taxes	$10,356	$14,858

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended January 2, 2005, and December 28, 2003

Note 1: Financial Statement Preparation

The unaudited consolidated financial statements as of January 2, 2005, and October 3, 2004, and for the 13-week periods ended January 2, 2005, and December 28, 2003, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 3, 2004, is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 3, 2004 (“Fiscal 2004”) incorporated by reference in the Fiscal 2004 Annual Report on Form 10-K. The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes thereto included in the Company’s Fiscal 2004 Annual Report on Form 10-K (see Note 2: Restatement of Financial Statements).

Certain reclassifications of prior year’s balances have been made to conform to the current period presentation.

The results of operations for the 13-week period ended January 2, 2005, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2005.

Note 2: Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then-current method of accounting for rent holidays were not in accordance with GAAP.

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization from “Depreciation and amortization expenses” to “Cost of sales including occupancy costs” on the consolidated statements of earnings.

The Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date, or Company-operated retail store opening date. The store opening date coincided with the commencement of business operations, which is the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in “Accrued occupancy costs” and “Other long-term liabilities” and to adjust “Retained earnings” on the consolidated balance sheets as well as to correct amortization in “Cost of sales including occupancy costs” on the consolidated statements of earnings.

As a result of the above, the Company has restated its consolidated balance sheet as of October 3, 2004, and its consolidated statements of earnings and cash flows for the 13 weeks ended December 28, 2003.

Following is a summary of the effects of the accounting corrections on the Company’s consolidated statements of earnings and cash flows for the 13 weeks ended December 28, 2003 (in thousands, except share data):

	Consolidated Statement of Earnings
	As Previously
13 Weeks Ended December 28, 2003	Reported	Adjustments	As Restated
Cost of sales including occupancy costs	$530,284	$(1,575)	$528,709
Depreciation and amortization expenses	65,863	2,066	67,929
Operating income	175,152	(491)	174,661
Earnings before income taxes	178,360	(491)	177,869
Income taxes	67,917	(183)	67,734
Net earnings	110,443	(308)	110,135
Net earnings per common share — basic	$0.28	$—	$0.28
Net earnings per common share — diluted	$0.27	$—	$0.27

	Consolidated Statement of Cash Flows
	As Previously
13 Weeks Ended December 28, 2003	Reported	Adjustments	As Restated
Net cash provided by operating activities	$378,748	$5,703	$384,451
Net cash used by investing activities	$(164,813)	$(5,703)	$(170,516)

Following is a summary of the effects of the lease accounting corrections on the Company’s consolidated balance sheet as of October 3, 2004 and the retroactive adjustments as discussed in Note 4 from the Company's acquisition of Germany (in thousands):

	Consolidated Balance Sheet
	As Previously
October 3, 2004	Reported	Adjustments	As Restated
Deferred income taxes, net	$81,240	$(17,590)	$63,650
Total current assets	1,368,485	(17,590)	1,350,895
Property, plant and equipment, net	1,471,446	79,970	1,551,416
Total assets	3,328,168	58,810	3,386,978
Accrued occupancy costs	65,873	(36,642)	29,231
Total current liabilities	782,980	(36,721)	746,259
Other long-term liabilities	8,132	136,551	144,683
Retained earnings	1,461,458	(16,129)	1,445,329
Accumulated other comprehensive income	29,219	22	29,241
Total shareholders’ equity	2,486,755	(16,107)	2,470,648
Total liabilities and shareholders’ equity	$3,328,168	$58,810	$3,386,978

Note 3: Summary of Significant Accounting Policies

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from two to seven years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at the Company’s option, Starbucks generally uses the original lease term, excluding renewal option periods to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty to Starbucks, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The portion of depreciation expense related to production and distribution facilities is included in “Cost of sales including occupancy costs” on the accompanying consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net earnings.

Operating Leases

Starbucks leases retail stores, roasting and distribution facilities and office space under operating leases. Most lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred rent liability in “Accrued occupancy costs” and “Other long-term liabilities” on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.

For premiums paid upfront to enter a lease agreement, the Company records a deferred rent asset in “Prepaid expenses and other current assets” and “Other assets” on the consolidated balance sheets and then amortizes the deferred rent over the terms of the leases as additional rent expense on the consolidated statements of earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Accrued occupancy costs” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Accounting for Stock-Based Compensation

The Company maintains several stock option plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. Starbucks accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock options issued to employees.

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

	13 Weeks Ended
	January 2,	December 28,
	2005	2003
Net earnings	$144,753	$110,135
Deduct: stock-based compensation expense determined under fair value method, net of tax	(12,074)	(8,332)

Pro forma net income	$132,679	$101,803

Earnings per share:
Basic — as reported	$0.36	$0.28

Basic — pro forma	$0.33	$0.26

Diluted — as reported	$0.35	$0.27

Diluted — pro forma	$0.32	$0.25

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require Starbucks to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, Starbucks will adopt the new requirements no later than the beginning of its fourth quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of

SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. The Company is currently evaluating the impact of the new Act, which will allow Starbucks to qualify for a benefit beginning in fiscal 2006.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company may elect to repatriate earnings in either fiscal 2005 or fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company is currently evaluating the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. In addition, the U.S. Treasury Department is expected to provide additional clarifying guidance on key elements of the repatriation provision. Earnings under consideration for repatriation range from $0 to $100 million and the related income tax effects from such repatriation cannot be reasonably estimated at this time. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.

Note 4: Business Acquisition

In November 2004, Starbucks increased its equity ownership from 18% to 100% for its licensed operations in Germany. As a result, management determined that a change in accounting method, from the cost method to the consolidation method, was necessary and included adjusting previously reported information for the Company’s proportionate share of net losses of 18% as required by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The cumulative effect of the accounting change for prior periods resulted in a reduction of retained earnings of $3.6 million as of October 4, 2004. See Note 18 in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004, for additional information.

Note 5: Inventories

Inventories consist of the following (in thousands):

	January 2,	October 3,
	2005	2004
Coffee:
Unroasted	$193,191	$233,903
Roasted	40,228	46,070
Other merchandise held for sale	85,746	81,565
Packaging and other supplies	60,310	61,125

Total	$379,475	$422,663

As of January 2, 2005, the Company had committed to fixed-price purchase contracts for green coffee totaling $458 million. The Company believes, based on relationships established with its suppliers in the past, the risk of nondelivery on such purchase commitments is low.

Note 6: Derivative Financial Instruments

The Company manages its exposure to foreign currency risk within the consolidated financial statements according to a hedging policy. Under this policy, Starbucks may engage in transactions involving various derivative instruments with maturities generally not longer than five years, to hedge assets, liabilities, revenues and purchases.

Cash Flow Hedges

Starbucks and its subsidiaries, which include entities that use their local currency as their functional currency, enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and purchases. Current forward contracts hedge forecasted transactions denominated in Japanese yen and Canadian dollars, as well as in U.S. dollars for foreign operations. During the 13 weeks ended January 2, 2005, and December 28, 2003, derivative losses of $0.4 million and $0.5 million were reclassified into revenues, respectively. For hedges of foreign denominated purchases, derivative losses of $1.0 million and $0.2 million were reclassified into cost of sales during the 13-week periods ended January 2, 2005, and December 28, 2003, respectively.

During the 13 weeks ended January 2, 2005, the Company entered into a swap contract to hedge a small portion of its forecasted U.S. fluid milk purchases through calendar year 2005. The effect of the swap will fix the price paid by Starbucks for the monthly volume of milk purchases covered under the contract. There were no realized gains or losses related to the swap contract during the 13-week period ended January 2, 2005. Management intends to seek opportunities to expand this hedging program.

The Company had accumulated net derivative losses of $7.5 million, net of taxes, in other comprehensive income as of January 2, 2005, related to cash flow hedges. Of this amount, $4.7 million of net derivative losses will be reclassified into earnings within 12 months. No cash flow hedges were discontinued during the 13-week periods ended January 2, 2005, and December 28, 2003. Current contracts will expire within 21 months.

Net Investment Hedges

Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. These forward foreign exchange contracts expire within 27 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net gains of $0.2 million and $0.1 million for the 13 weeks ended January 2, 2005, and December 28, 2003, respectively. In addition, the Company had accumulated net derivative losses of $6.4 million, net of taxes, in other comprehensive income as of January 2, 2005.

The following table presents the fair value of the Company’s derivative financial instruments as of January 2, 2005, for the consolidated balance sheet line items indicated (in thousands):

	Prepaid
	expenses and other	Other accrued	Other long-term	Total net
	current assets	expenses	liabilities	liability
Cash flow hedging instruments	$178	$(8,408)	$(3,809)	$(12,039)
Net investment hedging instruments	68	—	(1,844)	(1,776)

Total	$246	$(8,408)	$(5,653)	$(13,815)

Note 7: Property, Plant, and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	January 2,	October 3,
	2005	2004
Land	$13,118	$13,118
Buildings	64,863	66,468
Leasehold improvements	1,682,198	1,605,907
Roasting and store equipment	738,023	683,747
Furniture, fixtures and other	465,265	415,307

	2,963,467	2,784,547
Less: accumulated depreciation and amortization	(1,414,138)	(1,326,266)

	1,549,329	1,458,281
Work in progress	105,792	93,135

Property, plant and equipment, net	$1,655,121	$1,551,416

Note 8: Shareholders’ Equity

Pursuant to the Company’s authorized share repurchase program and depending on market conditions, Starbucks may acquire shares of its common stock. Share repurchases are funded through cash, cash equivalents and available-for-sale securities. There were no share repurchases during the 13-week periods ended January 2, 2005, and December 28, 2003. As of January 2, 2005, the Company had 18.6 million additional shares authorized for repurchase.

Note 9: Comprehensive Income

Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders and subsidiaries of the Company. It has two components: net earnings and other comprehensive income. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow and net investment hedges. Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended
	January 2,	December 28,
	2005	2003
Net earnings	$144,753	$110,135
Unrealized holding losses on cash flow hedging instruments	(4,065)	(2,351)
Unrealized holding losses on net investment hedging instruments	(2,111)	(1,564)
Unrealized holding losses on available-for-sale securities	(287)	(222)
Reclassification adjustment for gains/(losses) realized in net income	546	(153)

Net unrealized loss	(5,917)	(4,290)
Translation adjustment	29,176	17,375

Total comprehensive income	$168,012	$123,220

The favorable translation adjustment changes for the 13-week periods ended January 2, 2005, and December 28, 2003, of $29.2 million and $17.4 million, respectively, were primarily due to the weakening of the U.S. dollar against several currencies, such as the British pound sterling, Euro, Japanese yen and Canadian dollar.

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	January 2,	October 3,
	2005	2004
Net unrealized holding losses on available-for-sale securities	$(788)	$(523)
Net unrealized holding losses on hedging instruments	(13,916)	(8,264)
Translation adjustment	67,204	38,028

Accumulated other comprehensive income	$52,500	$29,241

Note 10: Earnings Per Share

The following table represents the calculation of net earnings per common share — basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended
	January 2,	December 28,
	2005	2003
Net earnings	$144,753	$110,135

Weighted average common shares and common stock units outstanding (for basic calculation)	400,524	395,057
Dilutive effect of outstanding common stock options	14,803	12,588

Weighted average common and common equivalent shares outstanding (for diluted calculation)	415,327	407,645

Net earnings per common share — basic	$0.36	$0.28

Net earnings per common and common equivalent share — diluted	$0.35	$0.27

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. For the 13-week period ended January 2, 2005, these options totaled 80,081 and for the 13-week period ended December 28, 2003, these options totaled 44,320, during which periods the average market price of the Company’s common stock was $54.88 and $31.52, respectively.

Note 11: Commitments and Contingencies

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of January 2, 2005, the maximum amount of the guarantees was approximately $11.4 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee in its statement of financial position.

In October 2004, Starbucks unconditionally guaranteed its proportionate share, or 50%, of landlord security payments required for leases of an unconsolidated equity investee, Starbucks Coffee France SAS (“Starbucks France”), through a Euro-denominated bank line of credit. The Company’s maximum exposure is approximately $3.4 million, or 2.5 million Euros, excluding interest and other related costs. As of January 2, 2005, Starbucks France had not drawn against the line of credit; however, the Company recorded $0.1 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangement.

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13-week period ended January 2, 2005.

On June 3, 2004, two current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (FLSA). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA and that the managers are therefore entitled to overtime compensation for any week in which they worked more than 40 hours during the past three years. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the past three years. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case is in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and that a loss in this case is unlikely. Due to the early status of this case, the Company cannot estimate the possible loss to the Company, if any. Trial is set for early 2006, and the Company intends to vigorously defend the lawsuit.

In addition to the lawsuit described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Note 12: Segment Reporting

Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United		Unallocated
13 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
January 2, 2005
Total net revenues	$1,338,773	$250,771	$—	$1,589,544
Earnings/(loss) before income taxes	265,646	19,800	(53,090)	232,356
Depreciation and amortization expenses	57,335	13,089	8,135	78,559
Income from equity investees	8,708	4,182	—	12,890

December 28, 2003
Total net revenues	$1,090,617	$190,574	$—	$1,281,191
Earnings/(loss) before income taxes	213,941	10,704	(46,776)	177,869
Depreciation and amortization expenses	49,038	10,698	8,193	67,929
Income from equity investees	6,435	3,609	—	10,044

(1)	For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment.
(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the accompanying consolidated statements of earnings.

The table below represents information by geographic area (in thousands):

	13 Weeks Ended
	January 2,	December 28,
	2005	2003
Net revenues from external customers:
United States	$1,341,702	$1,093,491
Foreign countries	247,842	187,700

Total	$1,589,544	$1,281,191

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 82% of foreign net revenues. No customer accounts for 10% or more of the Company’s revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue and net earnings growth, effective tax rate, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission (“SEC”), including the “Certain Additional Risks and Uncertainties” section of the Starbucks Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

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

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2004 had 53 weeks, with the 53rd week falling in the fiscal fourth quarter. The fiscal year ending on October 2, 2005 will include 52 weeks.

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then-current method of accounting for rent holidays were not in accordance with GAAP.

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization from “Depreciation and amortization expenses” to “Cost of sales including occupancy costs” on the consolidated statements of earnings.

The Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date, or Company-operated retail store opening date. The store opening date coincided with the commencement of business operations, which is the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in “Accrued occupancy costs” and “Other long-term liabilities” and to adjust “Retained earnings” on the consolidated balance sheets as well as to correct amortization in “Cost of sales including occupancy costs” on the consolidated statements of earnings.

As a result of the above, the Company has restated its consolidated balance sheet as of October 3, 2004, and its consolidated statements of earnings and cash flows for the 13 weeks ended December 28, 2003. Additionally, the Company will restate its consolidated financial statements for fiscal years 2002, 2003, and 2004 on Form 10-K/A as soon as practicable.

See Note 2 to the consolidated financial statements of this Report for a summary of the effect of this change on the Company’s consolidated statement of earnings and cash flows for the 13 weeks ended December 28, 2003, and on the Company’s consolidated balance sheet as of October 3, 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

Management Overview

During the 13 weeks ended January 2, 2005, all areas of Starbucks business, from U.S. and international Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance, and innovation was prevalent throughout the Company’s operations. Starbucks believes the Company’s ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing shareholder value. Starbucks fiscal 2005 first quarter performance provides a strong example of the Company’s commitment to achieving this balance.

The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. With a presence today in 35 countries, management continues to believe that the

Company’s long-term goal of 15,000 Starbucks retail locations throughout the United States and at least 15,000 stores in International markets is achievable.

In addition to opening new retail stores, Starbucks is targeting to increase revenues generated at new and existing Company-operated stores by attracting new customers and increasing the frequency of visits by current customers. The strategy is to increase first year average store sales and comparable store sales by continuously improving the level of customer service, maintaining a steady stream of product innovation and improving the speed of service through training, technology and process improvement.

In licensed retail operations, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores, which will generate additional royalty income and product sales. The Company’s strategy is to selectively increase its equity stake in licensed international operations as these markets develop.

The combination of more retail stores, higher revenues from existing stores including comparable store sales growth of 10% and growth in other business channels in both the United States and International operating segments resulted in a 24% increase in total net revenues for the first 13 weeks of fiscal 2005, compared to the same period of fiscal 2004. This was above the Company’s three to five year revenue growth target of approximately 20%.

Since additional retail stores can leverage existing support organizations and facilities, the Company’s infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. For the 13 weeks ended January 2, 2005, operating income as a percentage of total net revenues increased to 14.3% from 13.6% in the same period of fiscal 2004, and net earnings increased by 31%, compared to fiscal 2004. These results demonstrated the Company’s ability to improve operating margin despite increased dairy and green coffee commodity costs compared to prior periods. The Company’s International operations also delivered improved operating results, primarily due to leverage gained on most operating expenses distributed over an expanded revenue base. In recent fiscal years, the Company made substantial infrastructure investments in corporate and regional support facilities and personnel, as well as established more efficient distribution networks. Such investments were necessary to support the Company’s planned international expansion, which is now realizing substantial benefit from this foundation.

Management continues to believe that comparable store sales growth of the level achieved in the first fiscal quarter of 2005 is not sustainable over the long term. Management also continues to believe that new store development opportunities on a global basis are sufficient for the Company to maintain a high level of unit growth and that the execution of the current retail operating strategy can continue to increase first year average store sales and comparable stores sales. These revenue growth opportunities, coupled with continuous focus on controlling both operating and capital costs, should allow Starbucks to continue to modestly improve margins and achieve annual revenue growth of approximately 20% and annual earnings per share growth of 20%-25% for the next three to five years.

Results of Operations for the 13 Weeks Ended January 2, 2005 and December 28, 2003

CONSOLIDATED RESULTS

Net revenues for the 13 weeks ended January 2, 2005, increased 24% to $1.6 billion from $1.3 billion for the corresponding period of fiscal 2004. During the 13-week period ended January 2, 2005, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 26% to $1.4 billion for the 13 weeks ended January 2, 2005, from $1.1 billion for the same period in fiscal 2004. The increase was primarily attributable to the opening of 642 new Company-operated retail stores in the last 12 months and comparable store sales growth of 10% for the 13 weeks ended January 2, 2005. The increase in comparable store sales was due to a 6% increase in the number of customer transactions and a 4% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores. The increase in average value per transaction was primarily attributable to a beverage price increase in October 2004 in the Company’s U.S. and Canadian markets.

The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 15% to $231 million for the 13 weeks ended January 2, 2005, from $201 million for the corresponding period of fiscal 2004.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 18% to $157 million for the 13 weeks ended January 2, 2005, from $133 million for the corresponding period of fiscal 2004. The increase was primarily attributable to higher product sales and royalty revenues from the opening of 740 new licensed retail stores in the last 12 months.

Foodservice and other revenues increased 10% to $74 million for the 13 weeks ended January 2, 2005, from $67 million for the corresponding period of fiscal 2004. The increase was primarily attributable to the growth in new and existing U.S. and International foodservice accounts.

Cost of sales including occupancy costs decreased to 40.8% of total net revenues for the 13 weeks ended January 2, 2005, compared to 41.3% for the corresponding period of fiscal 2004. The decrease was primarily due to a higher average value per retail transaction, partially offset by higher initial costs associated with the recent expansion of the Company’s food program in Company-operated retail stores.

Store operating expenses as a percentage of Company-operated retail revenues increased to 38.3% for the 13 weeks ended January 2, 2005, from 37.6% for the corresponding period of fiscal 2004. The increase was primarily due to higher marketing and payroll-related expenditures for planned acceleration of Company-operated retail store growth and to ensure a consistent Starbucks Experience in existing stores, partially offset by strong revenue growth. The Starbucks Experience, or third place experience after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores.

Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 19.2% of total specialty revenues for the 13 weeks ended January 2, 2005, compared to 21.8% in the corresponding period of fiscal 2004. The decrease was primarily due to efficiencies gained from fully integrating the Seattle Coffee Company during fiscal 2004 and lower expenditures related to marketing and distribution within the grocery and warehouse club businesses.

Depreciation and amortization expenses increased to $79 million for the 13 weeks ended January 2, 2005, compared to $68 million for the corresponding period of fiscal 2004. The increase was primarily due to the opening of 642 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 4.9% for the 13 weeks ended January 2, 2005, from 5.3% for the corresponding 13-week period of fiscal 2004.

General and administrative expenses increased to $84 million for the 13 weeks ended January 2, 2005, compared to $70 million for the corresponding period of fiscal 2004, primarily due to higher payroll-related expenditures and professional fees in support of both domestic and international expansion. As a percentage of total net revenues, general and administrative expenses decreased to 5.3% for the 13 weeks ended January 2, 2005 from 5.5% for the corresponding period of fiscal 2004.

Income from equity investees increased to $13 million for the 13 weeks ended January 2, 2005, compared to $10 million for the corresponding period of fiscal 2004. The increase was primarily due to volume driven operating results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and improved results from international investees primarily as a result of new licensed retail store openings.

Operating income increased 30% to $227 million for the 13 weeks ended January 2, 2005, compared to $175 million for the corresponding 13-week period of fiscal 2004. Operating margin increased to 14.3% of total net revenues for the 13 weeks ended January 2, 2005, compared to 13.6% for the corresponding period of fiscal 2004, primarily due to strong revenue growth, partially offset by higher retail store operating expenses.

Interest and other income increased to $5 million for the 13 weeks ended January 2, 2005, compared to $3 million in the corresponding period of fiscal 2004, primarily due to interest income earned on higher cash and liquid investment balances.

Income taxes for the 13 weeks ended January 2, 2005, were based on an effective tax rate of 37.7%, compared to 38.1% in the corresponding period of fiscal 2004. The Company currently estimates that its effective tax rate for fiscal year 2005 will approximate 37.5%, with minor variations from quarter to quarter.

SEGMENT RESULTS

Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):

		% of			% of
		United			Inter-			% of
	United	States		Inter-	national		Unallocated	Total
13 Weeks Ended January 2, 2005	States	Revenue		national	Revenue		Corporate	Net Revenues	Consolidated
Net revenues:
Company-operated retail	$1,149,630	85.9%		$209,031	83.4%		$—	—%	$1,358,661
Specialty:
Licensing	121,135	9.0		36,078	14.4		—	—	157,213
Foodservice and other	68,008	5.1		5,662	2.2		—	—	73,670

Total specialty	189,143	14.1		41,740	16.6		—	—	230,883

Total net revenues	1,338,773	100.0		250,771	100.0		—	—	1,589,544

Cost of sales including occupancy costs	521,713	39.0		126,042	50.3		—	—	647,755
Store operating expenses	444,061	38.6	(1)	76,945	36.8	(1)	—	—	521,006
Other operating expenses	37,103	19.6	(2)	7,178	17.2	(2)	—	—	44,281
Depreciation and amortization expenses	57,335	4.3		13,089	5.2		8,135	0.5	78,559
General and administrative expenses	21,623	1.6		11,899	4.7		50,077	3.2	83,599

Income from equity investees	8,708	0.7		4,182	1.7		—	—	12,890

Operating income/(loss)	$265,646	19.8%		$19,800	7.9%		$(58,212)	(3.7)%	$227,234

		% of			% of
		United			Inter-			% of
	United	States		Inter-	national		Unallocated	Total
13 Weeks Ended December 28, 2003	States	Revenue		national	Revenue		Corporate	Net Revenues	Consolidated
Net revenues:
Company-operated retail	$924,544	84.8%		$155,951	81.8%		$—	—%	$1,080,495
Specialty:
Licensing	102,616	9.4		30,883	16.2		—	—	133,499
Foodservice and other	63,457	5.8		3,740	2.0		—	—	67,197

Total specialty	166,073	15.2		34,623	18.2		—	—	200,696

Total net revenues	1,090,617	100.0		190,574	100.0		—	—	1,281,191

Cost of sales including occupancy costs	431,332	39.5		97,377	51.1		—	—	528,709
Store operating expenses	349,145	37.8	(1)	56,676	36.3	(1)	—	—	405,821
Other operating expenses	36,957	22.3	(2)	6,741	19.5	(2)	—	—	43,698
Depreciation and amortization expenses	49,038	4.5		10,698	5.6		8,193	0.6	67,929
General and administrative expenses	16,639	1.5		11,987	6.3		41,791	3.3	70,417

Income from equity investees	6,435	0.6		3,609	1.9		—	—	10,044

Operating income/(loss)	$213,941	19.6%		$10,704	5.6%		$(49,984)	(3.9)%	$174,661

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

United States total net revenues increased by $248 million, or 23%, to $1.3 billion for the 13 weeks ended January 2, 2005, compared to $1.1 billion for the corresponding period of fiscal 2004. United States Company-operated retail revenues increased by $225 million, or 24%, to $1.1 billion for the 13 weeks ended January 2, 2005, compared to $925 million for the corresponding period of fiscal 2004, primarily due to the opening of 515 new Company-operated retail stores in the last 12 months and comparable store sales growth of 11% for the quarter. The increase in comparable store sales was due to a 6% increase in the number of customer transactions and a 5% increase in the average dollar value per transaction.

Total United States specialty revenues increased $23 million, or 14%, to $189 million for the 13 weeks ended January 2, 2005, compared to $166 million in the corresponding period of fiscal 2004. United States licensing revenues increased $18 million, or 18%, to $121 million, compared to $103 million for the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues as a result of opening 450 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased $5 million, or 7%, to $68 million from $63 million in fiscal 2004, due to growth in new and existing foodservice accounts.

United States operating income increased by 24% to $266 million for the 13 weeks ended January 2, 2005, from $214 million for the same period in fiscal 2004. Operating margin increased to 19.8% of related revenues from 19.6% in the corresponding period of fiscal 2004, primarily due to strong revenue growth and fixed costs being distributed over an expanded revenue base, partially offset by higher marketing and payroll-related expenditures, as well as higher initial costs associated with the recent expansion of the Company’s food program in Company-operated retail stores.

International

International operations (“International”) sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, Thailand, Australia, Singapore and Germany. Specialty operations in International primarily include retail store licensing operations in more than 20 other countries and foodservice accounts in Canada and the United Kingdom. International operations are in various early stages of development and have country-specific regulatory requirements that necessitate a more extensive support organization relative to the current levels of revenue and operating income, than in the United States.

International total net revenues increased $60 million, or 32%, to $251 million for the 13 weeks ended January 2, 2005, compared to $191 million for the corresponding period of fiscal 2004. International Company-operated retail revenues increased $53 million, or 34%, to $209 million for the 13 weeks ended January 2, 2005, compared to $156 million for the corresponding period for fiscal 2004, primarily due to the opening of 127 new Company-operated retail stores in the last 12 months, favorable foreign currency exchange rates for both the British pound sterling and Canadian dollar, and comparable store sales growth of 7% for the quarter. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions coupled with a 3% increase in the average value per transaction.

Total international specialty revenues increased $7 million, or 21%, to $42 million for the 13 weeks ended January 2, 2005, compared to $35 million in the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues from opening 290 new licensed retail stores in the last 12 months and expansion of the Canadian grocery and warehouse club businesses.

International operating income increased to $20 million for the 13 weeks ended January 2, 2005, from $11 million in the corresponding period of fiscal 2004. Operating margin increased to 7.9% of related revenues from 5.6% in the corresponding period of fiscal 2004, primarily due to leverage gained on fixed costs distributed over an expanded revenue base.

Unallocated Corporate

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $58 million for the 13 weeks ended January 2, 2005, compared to $50 million in the corresponding period of fiscal 2004, primarily due to higher payroll-related expenditures and professional fees. Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.7% for the 13-weeks ended January 2, 2005 compared to 3.9% for the corresponding period of fiscal 2004.

Liquidity and Capital Resources

The following table represents components of the Company’s most liquid assets (in thousands):

	January 2,	October 3,
	2005	2004
Cash and cash equivalents	$643,548	$299,128
Short-term investments – available-for-sale and trading securities	334,872	353,881
Long-term investments – available-for-sale securities	164,586	135,179

Total cash, cash equivalents and liquid investments	$1,143,006	$788,188

The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs. Cash and cash equivalents increased by $344 million for the 13 weeks ended January 2, 2005, to $644 million. The Company ended the period with $1.1 billion in total cash and cash equivalents and liquid investments.

The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees. Depending on market conditions, Starbucks may acquire additional shares of its common stock. Management believes that existing cash and investments, as well as cash generated from operations, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions or other new business opportunities may require outside funding.

Other than normal operating expenses, cash requirements for the remainder of fiscal 2005 are expected to consist primarily of capital expenditures related to new Company-operated retail stores as well as for the remodeling and refurbishment of existing Company-operated retail stores. Management expects capital expenditures in fiscal 2005 to be in the range of $600 million to $650 million, related to opening approximately 650 Company-operated stores, remodeling certain existing stores and enhancing its production capacity and information systems.

Cash provided by operating activities totaled $408 million for the 13 weeks ended January 2, 2005. Net earnings provided $145 million, the change in deferred revenue attributed to the growth of Starbucks Card balances not yet redeemed provided $101 million and non-cash depreciation and amortization expenses provided $85 million.

Cash used by investing activities for the 13 weeks ended January 2, 2005, totaled $159 million. Net capital additions to property, plant and equipment used $162 million primarily from opening 141 new Company-operated retail stores and remodeling certain existing stores. Gross capital additions for the 13 weeks ended January 2, 2005, were $185 million and were offset by the change in disposal and foreign currency translation adjustments totaling $23 million. In November 2004, the Company increased its equity ownership from 18% to 100% for its licensed operations in Germany, which used $11 million, net of cash acquired.

Cash provided by financing activities for the 13 weeks ended January 2, 2005, totaled $91 million, which was primarily attributed to the exercise of stock options and sale of stock under the Company’s employee stock purchase plans. During the period, the Company did not repurchase any shares of its common stock under its stock repurchase program, and as of January 2, 2005, 18.6 million shares remain authorized for repurchase. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant.

Store Data

The following table summarizes the Company’s retail store information:

	Net stores opened during the period
	13-week period ended		Stores open as of
	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003
United States:
Company-operated Stores	101	100	4,394	3,879
Licensed Stores	143	110	1,982	1,532

	244	210	6,376	5,411
International:
Company-operated Stores (1)	40	43	997	870
Licensed Stores (1)	96	89	1,576	1,286

	136	132	2,573	2,156

Total	380	342	8,949	7,567

(1) International store data has been adjusted for the 100% acquisition of the Germany and Singapore licensed operations by reclassifying historical information from Licensed Stores to Company-operated Stores.

Starbucks plans to open approximately 1,500 new stores on a global basis in fiscal 2005. In the United States, Starbucks plans to open approximately 550 Company-operated locations and 525 licensed locations. In International markets, Starbucks plans to open approximately 100 Company-operated stores and 325 licensed stores.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in the Company’s Fiscal 2004 Annual Report on Form 10-K.

Off-Balance Sheet Arrangement

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of January 2, 2005, the maximum amount of the guarantees was approximately $11.4 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee in its statement of financial position.

Product Warranties

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13-week period ended January 2, 2005.

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of January 2, 2005, the Company had $458 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through calendar 2005. The Company believes, based on relationships established with its suppliers in the past, the risk of nondelivery on such purchase commitments is low.

Fluid milk prices in the United States, which closely follow the monthly Class I fluid milk base price as calculated by the U.S. Department of Agriculture, rose significantly in fiscal 2004. Should dairy costs continue to rise, the Company’s profitability could be adversely affected. Management continues to monitor published dairy prices on the related commodities markets, but cannot predict with any certainty the future prices to be paid for dairy products. During the fiscal first quarter of 2005, the Company entered into a swap contract to hedge a small portion of its forecasted U.S. fluid milk purchases through calendar year 2005. Management will continue to seek opportunities to expand this program.

In addition to fluctuating commodity prices, management believes that the Company’s future results of operations and earnings could be significantly impacted by other factors, such as increased competition within the specialty coffee industry, the Company’s ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores and the Company’s continued ability to hire, train and retain qualified personnel, as well as other factors discussed under “Certain Additional Risks and Uncertainties” in the “Business” section of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

Seasonality and Quarterly Results

The Company’s business is subject to seasonal fluctuations. Historically, significant portions of the Company’s net revenues and profits were, and may continue to be realized during the first quarter of the Company’s fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company’s rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require Starbucks to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, Starbucks will adopt the new requirements no later than the beginning of its fourth quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. The Company is currently evaluating the impact of the new Act, which will allow Starbucks to qualify for a benefit beginning in fiscal 2006.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company may elect to repatriate earnings in either fiscal 2005 or fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company is currently evaluating the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. In addition, the U.S. Treasury Department is expected to provide additional clarifying guidance on key elements of the repatriation provision. Earnings under consideration for repatriation range from $0 to $100 million and the related income tax effects from such repatriation cannot be reasonably estimated at this time. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of January 2, 2005, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Japan. These contracts expire within 27 months.

Based on the foreign exchange contracts outstanding as of January 2, 2005, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of January 2, 2005, would result in a reduced fair value of these derivative financial instruments of approximately $18.9 million, of which $11.7 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $17.7 million, of which $11.7 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.

There has been no material change in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

During the first quarter of fiscal 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

However, on February 8, 2005, Company management first informed the Audit and Compliance Committee (the “Audit Committee”) that, in light of the views expressed by the staff of the SEC on February 7, 2005, the Company had determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) appeared to be incorrect, and that a review of all lease-related accounting practices was underway.

In a telephonic meeting held on February 10, 2005, among the Company’s management, its independent registered public accountants and the Chair of the Audit Committee, management reached the preliminary determination that the Company’s accounting for tenant improvement allowances and rent holidays was incorrect. Management recommended, and the Chair of the Audit Committee concurred, that the Company should file a Form 12b-25 to extend the time to file the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2005 (the “fiscal 2005 First Quarter Form 10-Q”), so that management, the Audit Committee and the Company’s independent registered public accountants would have time to review the filing. On February 11, 2005, the Company filed a Form 12b-25 and a Current Report on Form 8-K reporting that the Company would delay filing its fiscal 2005 First Quarter Form 10-Q until February 16, 2005.

On February 16, 2005, the Audit Committee met with management and the Company’s independent registered public accountants. The Audit Committee and management determined that the Company’s audited consolidated financial statements for the years ended October 3, 2004, September 28, 2003, and September 29, 2002 should be restated, and that the Company should report on Form 8-K that such financial statements filed in its Annual Report on Form 10-K for the year ended October 3, 2004 should no longer be relied upon.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on that, management concluded that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Audit Committee and to the independent registered public accountants.

The Company also carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed above, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (January 2, 2005), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its method of accounting for tenant improvement allowances and rent holidays.

At the end of fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accountants will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 3, 2004, two current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (FLSA). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA and that the managers are therefore entitled to overtime compensation for any week in which they worked more than 40 hours during the past three years. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the past three years. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case is in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and that a loss in this case is unlikely. Due to the early status of this case, the Company cannot estimate the possible loss to the Company, if any. Trial is set for early 2006, and the Company intends to vigorously defend the lawsuit.

In addition to the lawsuit described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the 13-week period ended January 2, 2005.

Item 6. Exhibits

(a) Exhibits:

Exhibit
No.	Description
10.1	Letter Agreement dated as of February 11, 2005 by and among the Company, the Schultz Irrevocable Trust and the Howard D. Schultz Irrevocable Trust

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
February 16, 2005	By:	/s/ MICHAEL CASEY
Michael Casey executive vice president and chief financial officer Signing on behalf of the registrant and as principal financial officer

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit
10.1	Letter Agreement dated as of February 11, 2005 by and among the Company, the Schultz Irrevocable Trust and the Howard D. Schultz Irrevocable Trust

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E1