Form 10-K/A
period 2004-10-03
STARBUCKS CORP
filed 2005-02-18
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 0-20322

Starbucks Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington (State or other jurisdiction of	91-1325671 (IRS Employer
incorporation or organization)	Identification No.)

2401 Utah Avenue South
Seattle, Washington 98134	98134
(Address of principal executive offices)	(Zip Code)

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

As of February 17, 2005, there were 398,790,095 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders held on February 9, 2005 have been incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment to the Starbucks Corporation (the “Company”) Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004 (“fiscal 2004”), is being filed in order to correct its previously issued consolidated financial statements for fiscal 2002, 2003 and 2004. The corrections are to properly account for tenant improvement allowances and rent holidays in accordance with generally accepted accounting principles in the United States of America. See Note 2 to the Company’s audited consolidated financial statements for additional discussion.

STARBUCKS CORPORATION

FORM 10-K/A
For the Fiscal Year Ended October 3, 2004

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue and net earnings growth, comparable store sales growth, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability; successful execution of internal performance and expansion plans; fluctuations in United States and international economies and currencies; ramifications from the war on terrorism, or other international events or developments; the impact of competitors’ initiatives; the effect of legal proceedings; and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission. Please also see “Certain Additional Risks and Uncertainties” in this Report.

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

PART I

Item 1. Business

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”), purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through Company-operated retail stores. Starbucks also sells coffee and tea products through other channels and, through certain of its equity investees, Starbucks produces and sells bottled Frappuccino® and Starbucks DoubleShot® coffee drinks and a line of superpremium ice creams. These nonretail channels are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new channels of distribution.

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

The following table summarizes total Company-operated retail store data for the periods indicated:

	Net stores opened during the
	fiscal year ended		Stores open as of
	Oct 3, 2004	Sept 28, 2003
	(53 Wks)	(52 Wks)	Oct 3, 2004	Sept 28, 2003

United States	514	506	4,293	3,779
International:
United Kingdom	49	51	422	373
Canada	56	29	372	316
Thailand	11	9	49	38
Australia	4	7	44	40
Singapore	—	3	35	35

Total International	120	99	922	802

Total Company-operated	634	605	5,215	4,581

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

In fiscal 2004, the Company introduced the Starbucks Hear Music™ Coffeehouse, a first-of-its-kind music store in Santa Monica, California. This Company-operated retail location combines the Starbucks coffeehouse experience with an innovative new retail environment for customers to discover, acquire and enjoy music. The Hear Music Coffeehouse gives customers a hands-on guide to music discovery with its interactive listening bar, and allows customers access to CD burning technology to create personalized CDs from a digital library of music. Currently, Starbucks is testing the CD burning technology through its Hear Music™ media bars in select Starbucks Company-operated retail stores.

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

Other Initiatives

The Company maintains a website at Starbucks.com where customers may purchase, register or reload Starbucks stored value cards, as well as apply for the Starbucks Card Duetto™ Visa® (the “Duetto Card”), issued through the Company’s agreement with Bank One Corporation and Visa. The Duetto Card is a first-of-its-kind card, combining the functionality of a credit card with the convenience of a reloadable Starbucks Card. Additionally, the website contains information about the Company’s coffee products, brewing equipment and store locations.

In fiscal 2004, the Company entered into a strategic marketing alliance with XM Satellite Radio related to the debut of the 24-hour Starbucks Hear Music™ channel 75. This channel is available to all XM Satellite Radio subscribers, and Starbucks customers will be able to enjoy the same programming when it is launched in more than 4,000 Company-operated locations in the United States during fiscal 2005. Collectively, the operations of these other initiatives accounted for 2% of specialty revenues in fiscal 2004.

Segment Financial Information

Information about the Company’s total net revenues, earnings before income taxes, depreciation and amortization, income from equity investees, equity method investments and identifiable assets by segment is included in Note 20 of the Company’s consolidated financial statements included in Item 8 to this report.

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

Available Information

The Company’s annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission, are publicly available free of charge on the Investor Relations section of the Company’s website at www.starbucks.com/aboutus/investor.asp as soon as reasonably practicable after the Company files such materials with, or furnishes them to, the Securities and Exchange Commission. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on the Company’s website is not part of this or any other report Starbucks files with, or furnishes to, the Securities and Exchange Commission.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table provides information regarding repurchases by the Company of its common stock during the 14-week period ended October 3, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs(2)	or Programs(2)
Jun 28, 2004 — Jul 25, 2004	—	$—	—	12,374,580
Jul 26, 2004 — Aug 22, 2004	1,424,630	$43.81	1,424,630	10,949,950
Aug 23, 2004 — Oct 3, 2004	1,350,419	$43.53	1,350,419	18,599,531

Total	2,775,049	$43.68	2,775,049

(1)Monthly information is presented by reference to the Company’s fiscal months during the fourth quarter of fiscal 2004.

(2)On June 19, 2002, the Company announced a share repurchase plan to repurchase up to ten million shares of its common stock. On March 31, 2003, the Company announced a share repurchase plan to repurchase up to an additional ten million shares of its common stock. On September 23, 2004, the Company announced a share repurchase plan to repurchase up to an additional nine million shares of its common stock. None of these plans has an expiration date.

SHAREHOLDER INFORMATION

Market Information and Dividend Policy

The Company’s common stock is traded on the National Market tier of The Nasdaq Stock Market, Inc. (“Nasdaq”), under the symbol “SBUX.” The following table sets forth the quarterly high and low closing sale prices per share of the common stock as reported by Nasdaq for each quarter during the last two fiscal years.

	HIGH	LOW
October 3, 2004:
Fourth Quarter	$47.88	$42.57
Third Quarter	44.18	37.23
Second Quarter	38.95	32.30
First Quarter	33.00	28.80

September 28, 2003:
Fourth Quarter	$30.19	$24.55
Third Quarter	26.74	22.91
Second Quarter	26.28	19.80
First Quarter	23.93	20.36

As of December 2, 2004, the Company had 13,095 shareholders of record. Starbucks has never paid any dividends on its common stock. The Company presently intends to retain earnings for use in its business and, therefore, does not anticipate paying a cash dividend in the near future.

The Company’s Securities and Exchange Commission filings, including this Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004, may be obtained without charge by accessing the Investor Relations section of the Company’s website at www.starbucks.com/aboutus/investor.asp, at www.sec.gov or by making a request to Investor Relations via the address, phone number or website listed below.

Quarterly information, as well as other current and historical information about the Company is available immediately upon its release, free of charge, by accessing the Investor Relations section of the Company’s website at www.starbucks.com/aboutus/investor.asp, at www.sec.gov or by making a request to Investor Relations via the address, phone number or website listed below.

Investor Relations
Investor Relations — M/S S-FP1
Starbucks Corporation
PO Box 34067
Seattle, WA 98124-1067
(206) 447-1575, ext. 87118
www.starbucks.com/aboutus/investor.asp

CORPORATE SOCIAL RESPONSIBILITY

Starbucks demonstrates its commitment to corporate social responsibility (“CSR”) by conducting its business in ways that produce social, environmental and economic benefits to the communities where Starbucks operates. The Company aligns its principles for social responsibility with its overall strategy and business operations. As a result, Starbucks believes it delivers benefits to the Company and its stakeholders – partners, customers, suppliers, shareholders, community members and others – while distinguishing Starbucks as a leader within the coffee industry.

Providing open communication and transparency helps the Company be accountable to its stakeholders. To support this goal, Starbucks publishes a CSR Annual Report. Starbucks fiscal 2004 CSR Annual Report will be available online at www.starbucks.com/csr beginning February 9, 2005. To request a printed copy of the report, which will be available in late March 2005, please call 1-800-23-LATTE (1-800-235-2883) or email your request to info@starbucks.com.

Item 6. Selected Financial Data

In thousands, except earnings per share and store operating data

The following selected financial data are derived from the consolidated financial statements of Starbucks Corporation (the “Company”) and have been restated to reflect adjustments to the original Form 10-K that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note 2: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section “Certain Additional Risks and Uncertainties” in the Company’s Annual Report on Form 10-K/A and the Company’s consolidated financial statements and notes thereto.

	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002	Sept 30, 2001	Oct 1, 2000
As of and for the fiscal year ended (1)	(53 Wks)	(52 Wks)	(52 Wks)	(52 Wks)	(52 Wks)
RESULTS OF OPERATIONS DATA
Net revenues:
Company-operated retail	$4,457,378	$3,449,624	$2,792,904	$2,229,594	$1,823,607
Specialty:
Licensing	565,798	409,551	311,932	240,665	189,411
Foodservice and other	271,071	216,347	184,072	178,721	164,596

Total specialty	836,869	625,898	496,004	419,386	354,007

Total net revenues	5,294,247	4,075,522	3,288,908	2,648,980	2,177,614

Operating income	608,173	422,343	314,232	277,745	210,309
Internet-related investment losses (2)	—	—	—	2,940	58,792
Gain on sale of investment (3)	—	—	13,361	—	—
Net earnings	$390,559	$266,848	$211,391	$178,794	$93,330
Net earnings per common share — diluted (4)	$0.95	$0.66	$0.53	$0.45	$0.24
Cash dividends per share	—	—	—	—	—

BALANCE SHEET DATA
Working capital	$604,636	$335,767	$328,777	$165,045	$159,930
Total assets	3,390,548	2,778,533	2,250,363	1,807,746	1,443,999
Long-term debt (including current portion)	4,353	5,076	5,786	6,483	7,168
Shareholders’ equity	$2,474,218	$2,071,110	$1,713,384	$1,366,355	$1,141,243

STORE OPERATING DATA
Percentage change in comparable store sales (5)
United States	11%	9%	7%	5%	9%
International	6%	7%	1%	3%	12%
Consolidated	10%	8%	6%	5%	9%

Stores opened during the year: (6) (7)
United States
Company-operated stores	514	506	503	498	388
Licensed stores	417	315	264	268	342
International
Company-operated stores	120	99	113	151	103
Licensed stores	293	281	297	291	170

Total	1,344	1,201	1,177	1,208	1,003

Stores open at year end: (7)
United States (8)
Company-operated stores	4,293	3,779	3,209	2,706	2,208
Licensed stores	1,839	1,422	1,033	769	501
International
Company-operated stores	922	802	703	590	439
Licensed stores	1,515	1,222	941	644	353

Total	8,569	7,225	5,886	4,709	3,501

(1)	The Company’s fiscal year ends on the Sunday closest to September 30.
(2)	During fiscal 2001 and 2000, the Company recognized losses of $2.9 million and $58.8 million, respectively, for impairments of Internet-related investments determined to be other than temporary.
(3)	On October 10, 2001, the Company sold 30,000 of its shares of Starbucks Coffee Japan, Ltd. at approximately $495 per share, net of related costs, which resulted in a gain of $13.4 million.
(4)	Earnings per share data for fiscal years presented above have been restated to reflect the two-for-one stock split in fiscal 2001.
(5)	Includes only Starbucks Company-operated retail stores open 13 months or longer. Comparable store sales percentage for fiscal 2004 excludes the extra sales week.
(6)	Store openings are reported net of closures.
(7)	International store information has been adjusted for the 100% acquisition of the Singapore operations by reclassifying historical information from Licensed stores to Company-operated stores.
(8)	United States stores open at fiscal 2003 year end include 43 Seattle’s Best Coffee (“SBC”) and 21 Torrefazione Italia Company-operated stores and 74 SBC franchised stores.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2004, included 53 weeks, with the 53rd week falling in the fiscal fourth quarter. Fiscal years 2003 and 2002 each had 52 weeks. Fiscal year 2005 will have 52 weeks.

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then-current method of accounting for rent holidays were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended October 3, 2004, September 28, 2003, and September 29, 2002, in this Report.

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization from “Depreciation and amortization expenses” to “Cost of sales including occupancy costs” on the consolidated statements of earnings.

The Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date, or the opening date for Company-operated retail stores. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in “Accrued occupancy costs” and “Other long-term liabilities” and to adjust “Retained earnings” on the consolidated balance sheets as well as to correct amortization in “Costs of sales including occupancy costs” on the consolidated statements of earnings for each of the three years in the period ended October 3, 2004. The cumulative effect of these accounting changes is a reduction to retained earnings of $8.6 million as of the beginning of fiscal 2002 and decreases to retained earnings of $1.3 million, $1.5 million and $1.2 million for the fiscal years ended 2002, 2003 and 2004, respectively.

See Note 2 to the consolidated financial statements of this Report for a summary of the effects of these changes on the Company’s consolidated balance sheets as of October 3, 2004, and September 28, 2003, as well as on the Company’s consolidated statements of earnings and cash flows for fiscal years 2004, 2003 and 2002. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

Management Overview

During the fiscal year ended October 3, 2004, all areas of Starbucks business, from U.S. and international Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance, and innovation was prevalent throughout the Company’s operations. Starbucks believes the Company’s ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing shareholder value. Starbucks fiscal 2004 performance provides a strong example of the Company’s commitment to achieve this balance.

Historically, the primary driver of the Company’s revenue growth has been the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as the most recognized and respected brand in the world. With a presence today in more than 30 countries, management believes that the Company’s long-term goal of operating 15,000 Starbucks retail locations throughout the United States and at least 15,000 stores in International markets is achievable.

In addition to opening new retail stores, Starbucks is targeting to increase revenues generated at new and existing Company-operated stores by attracting new customers and increasing the frequency of visits by current customers. The strategy is to increase first year average store sales and comparable store sales by continuously improving the level of customer service, maintaining a steady stream of product innovation and improving the speed of service through training, technology and process improvement. For U.S. Company-operated stores opened in fiscal 2004, first year sales volumes are currently estimated at greater than $800,000 as a result of these efforts. Comparable store sales for Company-operated markets increased by 10%, making fiscal 2004 the 13th consecutive year with comparable store sales growth of 5% or greater.

In licensed retail operations, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores, which generate additional royalty income and product sales. The Company’s strategy is to selectively increase its equity stake as International markets develop.

The combination of more retail stores, higher revenues from existing stores, and growth in other business channels in both the United States and International operating segments resulted in a 29.9% increase in total net revenues for the 53 weeks of fiscal 2004, compared to the 52 weeks of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, total net revenues increased 27.3%. Both of these revenue growth measures were above the Company’s three to five year target of approximately 20%.

Since additional retail stores can leverage existing support organizations and facilities, the Company’s infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. In fiscal 2004, operating income as a percentage of total net revenues increased to 11.5% from 10.4% in fiscal 2003, and net earnings increased by 46.4%, compared to fiscal 2003. These results demonstrated the Company’s ability to improve operating margin despite pressures from rising dairy and green coffee commodity costs throughout the fiscal year. The Company’s International operations delivered a full year of positive operating results, primarily due to leverage gained on most operating expenses distributed over an expanded revenue base. In recent fiscal years, the Company made substantial infrastructure investments in corporate and regional support facilities and personnel, as well as established more efficient distribution networks. Such investments were necessary to support the Company’s planned international expansion, which is now realizing substantial benefit from this foundation.

Management believes that comparable store sales growth of the level achieved during fiscal 2004 is not sustainable over the long term. However, management believes that new store development opportunities on a global basis are sufficient for the Company to maintain a high level of unit growth and that the execution of the current retail operating strategy can continue to increase first year average store sales and comparable stores sales. These revenue growth opportunities, coupled with continuous focus on controlling both operating and capital costs, should allow Starbucks to continue to modestly improve margins and achieve annual revenue growth of approximately 20% and annual earnings per share growth of 20%-25% for the next three to five years.

Acquisitions

In July 2004, Starbucks acquired 100% of its licensed operations in Singapore and acquired 49.9% of its licensed operations in Malaysia, for a combined total of approximately $12.1 million. Previously, the Company did not have any equity ownership interests in these entities. The results of operations for Singapore are included in the accompanying consolidated financial statements from the date of acquisition. For its investment in Malaysia, management applied the equity method of accounting from the date of acquisition, since the Company is able to exert significant influence over the investee’s operating and financial policies.

In July 2003, the Company acquired Seattle Coffee Company (“SCC”), which includes the Seattle’s Best Coffee® and Torrefazione Italia® brands, from AFC Enterprises, Inc. for $70 million in cash. The results of operations of SCC are included in the accompanying consolidated financial statements from the date of acquisition.

During fiscal 2003, Starbucks increased its equity ownership to 50% of its international licensed operations in Austria, Shanghai, Spain, Switzerland and Taiwan, which enabled the Company to exert significant influence over their operating and financial policies. For these operations, the Company reflected a change in accounting method during fiscal 2003, from the cost method to the equity method, in the consolidated financial statements.

RESULTS OF OPERATIONS — FISCAL 2004 COMPARED TO FISCAL 2003

The following table sets forth the percentage relationship to total net revenues, unless otherwise indicated, of certain items included in the Company’s consolidated statements of earnings, as restated:

	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Fiscal year ended	(53 Wks)	(52 Wks)	(52 Wks)
STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	84.2%	84.6%	84.9%
Specialty:
Licensing	10.7	10.1	9.5
Foodservice and other	5.1	5.3	5.6

Total specialty	15.8	15.4	15.1

Total net revenues	100.0	100.0	100.0

Cost of sales including occupancy costs	41.4	41.3	41.0
Store operating expenses (1)	40.2	40.0	39.7
Other operating expenses (2)	20.5	22.6	21.4
Depreciation and amortization expenses	5.5	6.0	6.4
General and administrative expenses	5.7	6.0	7.1

Income from equity investees	1.1	0.9	1.0
Operating income	11.5	10.4	9.6

Interest and other income, net	0.3	0.2	0.2
Gain on sale of investment	0.0	0.0	0.4

Earnings before income taxes	11.8	10.6	10.2
Income taxes	4.4	4.1	3.8

Net earnings	7.4%	6.5%	6.4%

(1) Shown as a percentage of related Company-operated retail revenues.
(2) Shown as a percentage of related total specialty revenues.

Consolidated Results of Operations

Net revenues for the fiscal year ended 2004 increased 29.9% to $5.3 billion from $4.1 billion for the 52-week period of fiscal 2003. Net revenues increased 27.3% when calculated on a comparative 52-week basis for both fiscal 2004 and 2003. During the fiscal year ended 2004, Starbucks derived 84% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 29.2% to $4.5 billion for the fiscal year ended 2004, from $3.4 billion for the 52-week period of fiscal 2003. Company-operated retail revenues increased 26.7% when calculated on a comparative 52-week basis for both fiscal 2004 and 2003. This increase was primarily due to the opening of 634 new Company-operated retail stores during the previous 12 months and comparable store sales growth of 10%. The increase in comparable store sales was due to a 9% increase in the number of customer transactions and a 1% increase in the average value per transaction. Comparable store sales growth percentages were calculated excluding the extra week of fiscal 2004. Management believes increased customer traffic continues to be driven by new product innovation, continued popularity of core products, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

The Company derived the remaining 16% of total net revenues from its Specialty Operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 33.7% to $837 million for the fiscal year ended 2004, from $626 million for the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, total specialty revenues increased 31.0% to $820 million.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product licensed operations, increased 38.2% to $566 million for the fiscal year ended 2004, from $410 million for the 52-week period of fiscal 2003. The increase was due to higher product sales and royalty revenues from the addition of 710 new licensed retail stores during the previous 12 months and growth in the grocery and warehouse club businesses. The growth in the grocery and warehouse club businesses was a result of expanded agreements with Kraft Foods, Inc., including the addition of six new Starbucks coffees along with a selection of Tazo® teas, and the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003.

Foodservice and other revenues increased 25.3% to $271 million for the fiscal year ended 2004, from $216 million for the 52-week period of fiscal 2003. The increase was primarily attributable to the growth in new and existing foodservice accounts, which benefited from the July 2003 acquisition of Seattle Coffee Company.

Cost of sales including occupancy costs increased to 41.4% of total net revenues in fiscal 2004, from 41.3% in fiscal 2003. The increase was primarily due to higher dairy and green coffee commodity costs, partially offset by leverage gained on occupancy costs, which are primarily fixed expenses.

Store operating expenses as a percentage of Company-operated retail revenues increased to 40.2% in fiscal 2004, from 40.0% in fiscal 2003, primarily due to higher marketing expenditures for holiday and new product promotions, as well as increased costs to maintain retail stores and equipment due to sustained high traffic levels.

Other operating expenses (expenses associated with the Company’s Specialty Operations) decreased to 20.5% of specialty revenues in fiscal 2004, compared to 22.6% in fiscal 2003. The decrease was primarily due to leverage gained on payroll-related expenditures distributed over an expanded revenue base.

Depreciation and amortization expenses increased to $289 million in fiscal 2004, from $245 million in fiscal 2003. The increase was primarily due to a net increase of 634 new Company-operated retail stores during the previous 12 months and higher depreciation expenses associated with shortened estimated useful lives of equipment deployed in the Company’s foodservice operations. As a percentage of total net revenues, depreciation and amortization decreased to 5.5% for the 53 weeks ended October 3, 2004, from 6.0% for the corresponding 52-week fiscal 2003 period, primarily due to the leverage of fixed depreciation expenses from the extra sales week in 2004.

General and administrative expenses increased to $304 million in fiscal 2004, compared to $245 million in fiscal 2003, primarily due to higher payroll-related expenditures. As a percentage of total net revenues, general and administrative expenses decreased to 5.7% for the 53 weeks ended October 3, 2004, from 6.0% for the 52 weeks ended September 28, 2003.

Operating income increased 44.0% to $608 million in fiscal 2004, from $422 million in fiscal 2003. The operating margin increased to 11.5% of total net revenues in fiscal 2004, compared to 10.4% in fiscal 2003, primarily due to leverage gained on most fixed operating costs distributed over an expanded revenue base, partially offset by higher dairy and green coffee commodity costs.

Income from equity investees was $61 million in fiscal 2004, compared to $38 million in fiscal 2003. The increase was primarily due to volume-driven operating results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and improved profitability of Starbucks Coffee Japan, Ltd. (“Starbucks Japan”). The July 2003 increase in the Company’s ownership interest from 5% to 50% in the Taiwan and Shanghai licensed operations also contributed to the growth.

Net interest and other income, which primarily consists of interest income, increased to $14 million in fiscal 2004, from $12 million in fiscal 2003. The growth was a result of interest income earned on higher cash and liquid investment balances during fiscal 2004, compared to the prior year.

Income taxes for the 53 weeks ended October 3, 2004, resulted in an effective tax rate of 37.2%, compared to 38.5% in fiscal 2003. The lower effective tax rate was primarily due to improved operating results as fewer nondeductible losses were generated from international markets, which are in various phases of development.

Operating Segments

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes.

The following tables summarize the Company’s results of operations by segment for fiscal 2004 and 2003, as restated (in thousands):

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
53 weeks ended October 3, 2004	States	Revenue		national	Revenue		Corporate	Revenue	Consolidated

Net revenues:
Company-operated retail	$3,800,367	84.6%		$657,011	81.8%		$—	—%	$4,457,378
Specialty:
Licensing	436,981	9.7		128,817	16.0		—	—	565,798
Foodservice and other	253,502	5.7		17,569	2.2		—	—	271,071

Total specialty	690,483	15.4		146,386	18.2		—	—	836,869

Total net revenues	4,490,850	100.0		803,397	100.0		—	—	5,294,247

Cost of sales including occupancy costs	1,782,584	39.8		408,856	50.9		—	—	2,191,440
Store operating expenses	1,546,871	40.7	(1)	243,297	37.0	(1)	—	—	1,790,168
Other operating expenses	144,853	21.0	(2)	26,795	18.3	(2)	—	—	171,648
Depreciation and amortization expenses	210,448	4.7		46,196	5.8		32,538	0.6	289,182
General and administrative expenses	80,221	1.8		48,206	6.0		175,866	3.3	304,293

Income from equity investees	37,453	0.8		23,204	2.9		—	—	60,657

Operating income/(loss)	$763,326	17.0%		$53,251	6.6%		$(208,404)	(3.9)%	$608,173

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
52 weeks ended September 28, 2003	States	Revenue		national	Revenue		Corporate	Revenue	Consolidated

Net revenues:
Company-operated retail	$2,965,618	85.4%		$484,006	80.3%		$—	—%	$3,449,624
Specialty:
Licensing	301,175	8.7		108,376	18.0		—	—	409,551
Foodservice and other	205,659	5.9		10,688	1.7		—	—	216,347

Total specialty	506,834	14.6		119,064	19.7		—	—	625,898

Total net revenues	3,472,452	100.0		603,070	100.0		—	—	4,075,522

Cost of sales including occupancy costs	1,358,836	39.1		322,598	53.5		—	—	1,681,434
Store operating expenses	1,199,020	40.4	(1)	180,554	37.3	(1)	—	—	1,379,574
Other operating expenses	119,960	23.7	(2)	21,386	18.0	(2)	—	—	141,346
Depreciation and amortization expenses	173,747	5.0		38,818	6.4		32,106	0.8	244,671
General and administrative expenses	45,007	1.3		44,352	7.4		155,191	3.8	244,550

Income from equity investees	28,484	0.8		9,912	1.6		—	—	38,396

Operating income/(loss)	$604,366	17.4%		$5,274	0.9%		$(187,297)	(4.6)%	$422,343

(1) Shown as a percentage of related Company-operated retail revenues.
(2) Shown as a percentage of related total specialty revenues.

United States

The Company’s United States operations (“United States”) represent 85% of Company-operated retail revenues, 83% of total specialty revenues and 85% of total net revenues. United States operations sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty Operations within the United States include licensed retail stores and other licensing operations, foodservice accounts and other initiatives related to the Company’s core businesses.

United States total net revenues increased by $1.0 billion, or 29.3%, to $4.5 billion for the fiscal year ended 2004, compared to $3.5 billion for the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, United States total net revenues increased 26.8% to $4.4 billion. United States Company-operated retail revenues increased by $835 million, or 28.1%, to $3.8 billion for the fiscal year ended 2004, compared to $3.0 billion for the 52-week period of fiscal 2003, primarily due to the opening of 514 new Company-operated retail stores during the previous 12 months and comparable store sales growth of 11%. The increase in comparable store sales was due to a 10% increase in the number of customer transactions and a 1% increase in the average value per transaction. Management believes increased customer traffic continues to be driven by new product innovation, continued popularity of core products, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores. Excluding the impact of the extra sales week in fiscal 2004, United States Company-operated retail revenues increased 25.7% to $3.7 billion.

Total United States specialty revenues increased $184 million, or 36.2%, to $690 million for the fiscal year ended 2004, compared to $507 million in the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004,

United States specialty revenues increased 33.4% to $676 million. United States licensing revenues increased $136 million, or 45.1%, to $437 million, compared to $301 million for the 52-week period of fiscal 2003. The increase was primarily due to volume-driven growth in the grocery and warehouse club businesses as a result of expanded agreements with Kraft Foods Inc., including the addition of six new Starbucks coffees along with a selection of Tazo® teas. In addition, product sales and royalty revenues increased as a result of opening 417 new licensed retail stores during the previous 12 months. Foodservice and other revenues increased $48 million, or 23.3%, to $254 million from $206 million in fiscal 2003, due to both the addition of new and existing Starbucks and Seattle Coffee Company foodservice accounts.

United States operating income increased by 26.3% to $763 million for the fiscal year ended 2004, from $604 million for the fiscal year ended 2003. Operating margin decreased to 17.0% of related revenues from 17.4% in the 52-week period of fiscal 2003, primarily due to higher dairy and green coffee commodity costs, as well as higher payroll-related expenditures to support the Company’s accelerated retail store growth. These increases were partially offset by leverage gained on fixed occupancy costs distributed over an expanded revenue base.

International

The Company’s international operations (“International”) represent the remaining 15% of Company-operated retail revenues, 17% of total specialty revenues and 15% of total net revenues. International sells coffees and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, Thailand, Australia and Singapore, as well as through retail store licensing operations and foodservice accounts in these and more than 20 other countries. International operations are in various early stages of development and have country-specific regulatory requirements that necessitate a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States.

International total net revenues increased $200 million, or 33.2%, to $803 million for the fiscal year ended 2004, compared to $603 million for the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, International total net revenues increased 30.6%. International Company-operated retail revenues increased $173 million, or 35.7%, to $657 million for the fiscal year ended 2004, compared to $484 million for the 52-week period of fiscal 2003. The increase was primarily due to the opening of 120 new Company-operated retail stores during the previous 12 months, the weakening of the U.S. dollar against both the British pound sterling and Canadian dollar, and comparable store sales growth of 6%. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions and a 1% increase in the average value per transaction. Excluding the impact of the extra sales week in fiscal 2004, International Company-operated retail revenues increased 33.0% to $644 million.

Total International specialty revenues increased $27 million, or 22.9%, to $146 million for the fiscal year ended 2004, compared to $119 million for the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, International specialty revenues increased 20.6% to $144 million. The increase was primarily due to higher product sales and royalty revenues from opening 293 new licensed retail stores during the previous 12 months, partially offset by proportionate eliminations of sales to equity investees in which the Company increased its ownership interest in late fiscal 2003.

International operating income increased to $53 million for the fiscal year ended 2004, compared to $5 million in the 52-week period of fiscal 2003. Operating margin increased to 6.6% of related revenues from 0.9% in the 52-week period of fiscal 2003, primarily due to leverage gained on most fixed costs distributed over an expanded revenue base.

Unallocated Corporate

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury and information technology infrastructure, that support but are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $208 million for the fiscal year ended 2004, from $187 million in the 52-week period of fiscal 2003, primarily due to higher provisions for incentive compensation based on the Company’s performance and other payroll-related expenditures. Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.9% for the fiscal year ended 2004, compared to 4.6% for the 52-week period of fiscal 2003.

RESULTS OF OPERATIONS — FISCAL 2003 COMPARED TO FISCAL 2002

Consolidated Results of Operations

Net revenues for the fiscal year ended 2003 increased 23.9% to $4.1 billion, from $3.3 billion for the corresponding fiscal 2002 period. During the fiscal year ended 2003, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 23.5% to $3.4 billion for the fiscal year ended 2003, from $2.8 billion for the corresponding fiscal 2002 period. This increase was due primarily to the opening of 602 new Company-operated retail stores during the previous 12 months, comparable store sales growth of 8% driven almost entirely by increased transactions, and the July 2003 acquisition of 49 Seattle’s Best Coffee and 21 Torrefazione Italia stores.

The Company derived the remaining 15% of total net revenues from its Specialty Operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased $129.9 million, or 26.2%, to $625.9 million for the fiscal year ended 2003, from $496.0 million for the corresponding fiscal 2002 period.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing and certain other branded-product licensed operations, increased 31.3% to $409.6 million for the fiscal year ended 2003, from $311.9 million for the corresponding fiscal 2002 period. The increase was due to higher product sales and royalty revenues from opening 599 new licensed retail stores during the previous 12 months and growth in the licensed grocery and warehouse club businesses.

Foodservice and other revenues increased 17.5% to $216.3 million for the fiscal year ended 2003, from $184.1 million for the corresponding fiscal 2002 period. The increase was primarily attributable to broader distribution and growth in new and existing foodservice accounts.

Cost of sales including occupancy costs increased to 41.3% of total net revenues in fiscal 2003, from 41.0% in fiscal 2002. The increase was primarily due to higher green coffee costs and a shift in specialty revenue mix to lower margin products. The Company’s green coffee costs reached a historic low for Starbucks in the second and third fiscal quarters of 2002 and have gradually increased since then. These increases were partially offset by leverage gained on fixed occupancy costs distributed over an expanded revenue base.

Store operating expenses as a percentage of Company-operated retail revenues increased to 40.0% in fiscal 2003, from 39.7% in fiscal 2002, primarily due to higher payroll-related and advertising expenditures. Payroll-related costs have increased primarily due to an increase in the number of partners eligible to participate in the Company’s medical and vacation benefits. Advertising expenditures increased in fiscal 2003 due to promotions for new and existing products. These increases were partially offset by lower provisions for asset impairment for International Company-operated retail stores in 2003 as compared to the prior year.

Other operating expenses (expenses associated with the Company’s Specialty Operations) were 22.6% of specialty revenues in fiscal 2003, compared to 21.4% in fiscal 2002, primarily due to higher payroll-related expenditures to support the continued development of the Company’s foodservice distribution network and international infrastructure, including regional offices and field personnel.

Depreciation and amortization expenses increased to $244.7 million in fiscal 2003, from $210.7 million in fiscal 2002, primarily due to opening 602 Company-operated retail stores during the previous 12 months and the refurbishment of existing Company-operated retail stores.

General and administrative expenses increased to $244.6 million in fiscal 2003, compared to $234.6 million in fiscal 2002, which included an $18.0 million charge for the litigation settlement of two California class action lawsuits. Excluding the litigation charge, general and administrative expenses increased $28.0 million from the comparable fiscal 2002 period due to higher payroll-related expenditures and costs related to the acquisition of Seattle Coffee Company. General and administrative expenses as a percentage of total net revenues decreased to 6.0% in fiscal 2003, compared to 7.1% in fiscal 2002.

Operating income increased 34.4% to $422.3 million in fiscal 2003, from $314.2 million in fiscal 2002. The operating margin increased to 10.4% of total net revenues in fiscal 2003, compared to 9.6% in fiscal 2002, primarily due to leverage gained on fixed costs distributed over an expanding revenue base, partially offset by higher green coffee costs, as discussed above.

Income from equity investees was $38.4 million in fiscal 2003, compared to $33.4 million in fiscal 2002. The increase was mainly attributable to continued strong results by The North American Coffee Partnership, the Company’s 50%-owned partnership with the Pepsi-Cola Company, from expanded ready-to-drink product lines, lower direct costs and manufacturing efficiencies. Partially offsetting this increase was the Company’s proportionate share of the net losses of Starbucks Japan in fiscal 2003, compared to a net profit in fiscal 2002, primarily due to lower average sales per store.

Net interest and other income, which primarily consists of interest income, increased to $11.6 million in fiscal 2003, from $9.3 million in fiscal 2002. The growth was a result of increased interest received on higher balances of cash, cash equivalents and liquid securities during fiscal 2003, compared to the prior year, as well as gains realized on market revaluations of the Company’s trading securities, compared to realized losses on this portfolio in the prior year.

The Company’s effective tax rate for fiscal 2003 was 38.5% compared to 37.3% in fiscal 2002, as a result of a shift in the composition of the Company’s pretax earnings in fiscal 2003. Operations taxed in the United States had higher pretax earnings and International operations generated greater nondeductible losses during fiscal 2003 than fiscal 2002.

Segment Results of Operations

The following tables summarize the Company’s results of operations by segment for fiscal 2003 and 2002, as restated (in thousands):

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
52 weeks ended September 28, 2003	States	Revenue		national	Revenue		Corporate	Revenue	Consolidated
Net revenues:
Company-operated retail	$2,965,618	85.4%		$484,006	80.3%		$—	—%	$3,449,624
Specialty:
Licensing	301,175	8.7		108,376	18.0		—	—	409,551
Foodservice and other	205,659	5.9		10,688	1.7		—	—	216,347

Total specialty	506,834	14.6		119,064	19.7		—	—	625,898

Total net revenues	3,472,452	100.0		603,070	100.0		—	—	4,075,522

Cost of sales including occupancy costs	1,358,836	39.1		322,598	53.5		—	—	1,681,434
Store operating expenses	1,199,020	40.4	(1)	180,554	37.3	(1)	—	—	1,379,574
Other operating expenses	119,960	23.7	(2)	21,386	18.0	(2)	—	—	141,346
Depreciation and amortization expenses	173,747	5.0		38,818	6.4		32,106	0.8	244,671
General and administrative expenses	45,007	1.3		44,352	7.4		155,191	3.8	244,550

Income from equity investees	28,484	0.8		9,912	1.6		—	—	38,396

Operating income/(loss)	$604,366	17.4%		$5,274	0.9%		$(187,297)	(4.6)%	$422,343

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
52 weeks ended September 29, 2002	States	Revenue		national	Revenue		Corporate	Revenue	Consolidated
Net revenues:
Company-operated retail	$2,425,163	85.7%		$367,741	79.8%		$—	—%	$2,792,904
Specialty:
Licensing	227,711	8.1		84,221	18.3		—	—	311,932
Foodservice and other	175,379	6.2		8,693	1.9		—	—	184,072

Total specialty	403,090	14.3		92,914	20.2		—	—	496,004

Total net revenues	2,828,253	100.0		460,655	100.0		—	—	3,288,908

Cost of sales including occupancy costs	1,111,640	39.3		235,332	51.1		—	—	1,346,972
Store operating expenses	961,617	39.7	(1)	148,165	40.3	(1)	—	—	1,109,782
Other operating expenses	87,718	21.8	(2)	18,366	19.8	(2)	—	—	106,084
Depreciation and amortization expenses	147,709	5.2		34,257	7.4		28,736	0.9	210,702
General and administrative expenses	33,928	1.2		35,007	7.6		165,646	5.0	234,581

Income from equity investees	19,182	0.7		14,263	3.1		—	—	33,445

Operating income/(loss)	$504,823	17.8%		$3,791	0.8%		$(194,382)	(5.9)%	$314,232

(1) Shown as a percentage of related Company-operated retail revenues. (2) Shown as a percentage of related total specialty revenues.

United States

United States total net revenues increased by $644.2 million, or 22.8%, to $3.5 billion in fiscal year 2003 from $2.8 billion in fiscal 2002. United States Company-operated retail revenues increased $540.5 million, or 22.3%, to $3.0 billion, primarily due to the opening of 506 new Company-operated retail stores in fiscal 2003 and comparable store sales growth of 9%. The increase in comparable store sales was almost entirely due to higher transaction volume.

Total United States specialty revenues increased $103.7 million, or 25.7%, to $506.8 million in fiscal 2003, compared to $403.1 million in fiscal 2002. United States licensing revenues increased $73.5 million, or 32.3%, to $301.1 million in fiscal 2003. The increase was primarily due to higher product sales and royalty revenues as a result of opening 315 new licensed retail stores during the previous 12 months and growth in the grocery and warehouse club businesses. United States foodservice and other revenues increased $30.3 million, or 17.3%, to $205.7 million in fiscal 2003, due to broader distribution and growth in new and existing foodservice accounts.

United States operating income increased 19.7% to $604.4 million in fiscal 2003, from $504.8 million in fiscal 2002. Operating margin decreased to 17.4% of related revenues from 17.8% in the prior year, primarily due to higher green coffee costs and payroll-related expenditures, partially offset by fixed occupancy costs distributed over an expanding revenue base.

International

International total net revenues increased $142.4 million, or 30.9%, to $603.1 million in fiscal 2003, from $460.7 million for the corresponding fiscal 2002 period. International Company-operated retail revenues increased $116.3 million, or 31.6%, to $484.0 million, primarily due to the opening of 96 new Company-operated retail stores in fiscal 2003 and comparable store sales growth of 7%. The increase in comparable store sales was almost entirely due to higher transaction volume and reflects the improved operational execution in the U.K. market.

Total International specialty revenues increased $26.1 million, or 28.1%, to $119.1 million in fiscal 2003, from $92.9 million in fiscal 2002. The increase was primarily due to higher product sales and royalty revenues from opening 284 new licensed retail stores during the previous 12 months.

International operating income increased 39.1% to $5.3 million in fiscal 2003, from $3.8 million in fiscal 2002. Operating margin increased to 0.9% of related revenues from 0.8% in the corresponding fiscal 2003 period, primarily due to lower provisions recorded for retail store asset impairment and disposals of $3.7 million in fiscal 2003, compared to $13.9 million in fiscal 2002. This was partially offset by International’s proportionate share of net losses in Starbucks Japan and a shift in sales mix to lower-margin products.

Unallocated Corporate

Unallocated corporate expenses decreased to $187.3 million in fiscal 2003, from $194.4 million in fiscal 2002, primarily due to an $18.0 million litigation settlement in fiscal 2002, partially offset by higher payroll-related expenditures in fiscal 2003. Total unallocated corporate expenses as a percentage of total net revenues decreased from 5.9% in fiscal 2002 to 4.6% in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following table represents components of the Company’s most liquid assets (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
Cash and cash equivalents	$299,128	$200,907
Short-term investments — available-for-sale and trading securities	353,881	149,104
Long-term investments — available-for-sale securities	135,179	136,159

Total cash, cash equivalents and liquid investments	$788,188	$486,170

The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs. Cash and cash equivalents increased by $98 million for the fiscal year ended 2004, to $299 million. The Company ended the period with $788 million in total cash, cash equivalents and liquid investments.

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

Other than normal operating expenses, cash requirements for fiscal 2005 are expected to consist primarily of capital expenditures related to new Company-operated retail stores, as well as for the remodeling and refurbishment of existing Company-operated retail stores. Management expects capital expenditures in fiscal 2005 to be in the range of $600 million to $650 million.

Cash provided by operating activities totaled $820 million in fiscal 2004 and was generated primarily by net earnings of $391 million and noncash depreciation and amortization expenses of $314 million.

Cash used by investing activities totaled $659 million in fiscal 2004. Net capital additions to property, plant and equipment used $413 million, primarily from opening 634 new Company-operated retail stores and remodeling certain existing stores. Gross capital additions for fiscal 2004 were $460 million and were offset by the change in disposal and foreign currency translation adjustments totaling $47 million. The net activity in the Company’s portfolio of available-for-sale securities during fiscal 2004 used $212 million. Excess cash was invested in investment-grade securities. During fiscal 2004, the Company made additional equity investments of its proportionate share in a number of its International investees and acquired a 49.9% interest in its Malaysia licensed operations for a combined total of $65 million, excluding the effects of foreign currency fluctuations.

Cash used by financing activities in fiscal 2004 totaled $67 million. During fiscal 2004, the Company repurchased 5 million shares of its common stock at an average price of $40.85 per share, using $203 million of cash. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as the Company may consider relevant. As of October 3, 2004, 19 million additional shares were authorized for repurchase. The exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans provided $138 million. As options granted under the Company’s stock plans are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.

The following table summarizes the Company’s contractual obligations and borrowings as of October 3, 2004, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands):

	Payments Due by Period
		Less than 1			More than 5
Contractual obligations	Total	Year	1 - 3 Years	3 - 5 Years	Years
Long-term debt obligations	$4,353	$735	$1,510	$1,565	$543
Operating lease obligations	2,609,036	355,079	661,407	572,407	1,020,143
Purchase obligations	283,379	188,884	89,720	4,775	—

Total	$2,896,768	$544,698	$752,637	$578,747	$1,020,686

Starbucks expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangement

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of October 3, 2004, the maximum amount of the guarantees was approximately $10.6 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee in its statement of financial position.

Product Warranties

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores, as well as equipment sold to the Company’s licensees for use in retail licensing operations, are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. The following table summarizes the activity related to product warranty reserves during fiscal 2004 and 2003 (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
Balance at beginning of fiscal year	$2,227	$1,842
Provision for warranties issued	5,093	2,895
Warranty claims	(4,229)	(2,510)

Balance at end of fiscal year	$3,091	$2,227

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

The Company enters into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. As of October 3, 2004, the Company had $271.7 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through calendar 2005. The Company believes, based on relationships established with its suppliers in the past, the risk of nondelivery on such purchase commitments is low.

During fiscal 2004, fluid milk prices in the United States, which closely follow the monthly Class I fluid milk base price as calculated by the U.S. Department of Agriculture, reached an all-time high. Should dairy costs remain at current levels or continue to rise, the Company’s profitability could be adversely affected. While management continues to monitor published dairy prices on the related commodities markets, management cannot predict with any certainty the future prices to be paid for dairy products.

In addition to fluctuating commodity prices, management believes that the Company’s future results of operations and earnings could be significantly impacted by other factors, such as increased competition within the specialty coffee industry, the Company’s ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores and the Company’s continued ability to hire, train and retain qualified personnel, as well as other factors discussed under “Certain Additional Risks and Uncertainties” in the “Business” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004.

FINANCIAL RISK MANAGEMENT

The Company is exposed to market risk related to foreign currency exchange rates, equity security prices and changes in interest rates.

Foreign Currency Exchange Risk

The majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound sterling, Euro and Japanese yen. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Starbucks may engage in transactions involving various derivative instruments, with maturities generally not exceeding five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.

As of October 3, 2004, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Japan. These contracts expire within 31 months.

Based on the foreign exchange contracts outstanding as of October 3, 2004, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of October 3, 2004, would result in a reduced fair value of these derivative financial instruments of approximately $20.7 million, of which $14.0 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $18.1 million, of which $12.6 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.

Equity Security Price Risk

The Company has minimal exposure to price fluctuations on equity mutual funds within its trading portfolio. The trading securities approximate a portion of the Company’s liability under the Management Deferred Compensation Plan (“MDCP”). A corresponding liability is included in “Accrued compensation and related costs” on the accompanying consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in “Interest and other income, net.” The offsetting changes in the MDCP liability are recorded in “General and administrative expenses” on the accompanying consolidated statements of earnings.

Interest Rate Risk

The Company’s diversified available-for-sale portfolios consist mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are investment grade and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income/(loss).” The Company does not hedge its interest rate exposure. The Company performed a sensitivity analysis based on a 10% change in the underlying interest rate of its interest bearing financial instruments held at the end of fiscal 2004, and determined that such a change would not have a material effect on the fair value of these instruments.

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

Starbucks considers its policies on impairment of long-lived assets to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For goodwill and other intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize material impairment charges.

NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”), which provided, among other things, immediate deferral of the application of FIN 46 for entities that did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The Company’s adoption of FIN 46R did not have an impact on its consolidated financial statements.

In December 2003, the issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), rescinded the accounting guidance contained in SAB 101, “Revenue Recognition in Financial Statements,” and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company’s adoption of SAB 104 did not have an impact on its consolidated financial statements.

In March 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements in the fiscal fourth quarter of 2004 did not have a significant impact on the Company’s disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF 02-14”). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company’s consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Prices, Availability and General Risk Conditions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” in Item 7 of this Report.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS
In thousands, except earnings per share

	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Fiscal year ended	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
Net revenues:
Company-operated retail	$4,457,378	$3,449,624	$2,792,904
Specialty:
Licensing	565,798	409,551	311,932
Foodservice and other	271,071	216,347	184,072

Total specialty	836,869	625,898	496,004

Total net revenues	5,294,247	4,075,522	3,288,908

Cost of sales including occupancy costs	2,191,440	1,681,434	1,346,972
Store operating expenses	1,790,168	1,379,574	1,109,782
Other operating expenses	171,648	141,346	106,084
Depreciation and amortization expenses	289,182	244,671	210,702
General and administrative expenses	304,293	244,550	234,581

Subtotal operating expenses	4,746,731	3,691,575	3,008,121

Income from equity investees	60,657	38,396	33,445

Operating income	608,173	422,343	314,232

Interest and other income, net	14,140	11,622	9,300
Gain on sale of investment	—	—	13,361

Earnings before income taxes	622,313	433,965	336,893

Income taxes	231,754	167,117	125,502

Net earnings	$390,559	$266,848	$211,391

Net earnings per common share — basic	$0.98	$0.68	$0.55
Net earnings per common share — diluted	$0.95	$0.66	$0.53
Weighted average shares outstanding:
Basic	397,173	390,753	385,575
Diluted	411,465	401,648	397,526

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	Oct 3, 2004	Sept 28, 2003
Fiscal year ended	(as restated, see Note 2)	(as restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$299,128	$200,907
Short-term investments — available-for-sale securities	329,082	128,905
Short-term investments — trading securities	24,799	20,199
Accounts receivable, net of allowances of $2,231 and $4,809, respectively	140,226	114,448
Inventories	422,663	342,944
Prepaid expenses and other current assets	71,347	55,173
Deferred income taxes, net	63,650	47,404

Total current assets	1,350,895	909,980

Long-term investments — available-for-sale securities	135,179	136,159
Equity and other investments	171,747	144,257
Property, plant and equipment, net	1,551,416	1,447,738
Other assets	85,561	52,113
Other intangible assets	26,800	24,942
Goodwill	68,950	63,344

TOTAL ASSETS	$3,390,548	$2,778,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,346	$168,984
Accrued compensation and related costs	208,927	152,608
Accrued occupancy costs	29,231	21,741
Accrued taxes	62,959	54,882
Other accrued expenses	123,684	101,800
Deferred revenue	121,377	73,476
Current portion of long-term debt	735	722

Total current liabilities	746,259	574,213

Deferred income taxes, net	21,770	12,542
Long-term debt	3,618	4,354
Other long-term liabilities	144,683	116,314
Shareholders’ equity:
Common stock ($0.001 par value) and additional paid-in capital — authorized, 600,000,000 shares; issued and outstanding, 397,405,844 and 393,692,536 shares, respectively, (includes 1,697,100 common stock units in both periods)	956,685	959,103
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,448,899	1,058,340
Accumulated other comprehensive income	29,241	14,274

Total shareholders’ equity	2,474,218	2,071,110

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,390,548	$2,778,533

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Fiscal year ended	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
OPERATING ACTIVITIES
Net earnings	$390,559	$266,848	$211,391
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	314,047	266,258	226,261
Gain on sale of investment	—	—	(13,361)
Provision for impairments and asset disposals	13,568	7,784	26,852
Deferred income taxes, net	(3,770)	(6,767)	(6,884)
Equity in income of investees	(33,387)	(22,813)	(19,584)
Tax benefit from exercise of nonqualified stock options	63,405	36,590	44,199
Net accretion of discount and amortization of premium on marketable securities	11,603	5,996	—
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(77,662)	(64,768)	(41,379)
Prepaid expenses and other current assets	(16,621)	(12,861)	(12,460)
Accounts payable	27,948	24,990	5,463
Accrued compensation and related costs	54,929	42,132	24,087
Accrued occupancy costs	6,692	1,701	10,981
Deferred revenue	47,590	30,732	15,321
Other accrued expenses	16,465	9,471	31,900
Other operating assets and liabilities	4,843	1,855	(6,253)

Net cash provided by operating activities	820,209	587,148	496,534

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(566,645)	(323,331)	(339,968)
Maturity of available-for-sale securities	163,814	180,687	78,349
Sale of available-for-sale securities	190,748	88,889	144,760
Acquisitions, net of cash acquired	(7,515)	(69,928)	—
Net additions to equity, other investments and other assets	(64,747)	(47,259)	(15,841)
Distributions from equity investees	38,328	28,966	22,834
Net additions to property, plant and equipment	(412,537)	(377,983)	(394,323)

Net cash used by investing activities	(658,554)	(519,959)	(504,189)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	137,590	107,183	107,467
Principal payments on long-term debt	(722)	(710)	(697)
Repurchase of common stock	(203,413)	(75,710)	(52,248)

Net cash provided/(used) by financing activities	(66,545)	30,763	54,522

Effect of exchange rate changes on cash and cash equivalents	3,111	3,278	1,560

Net increase in cash and cash equivalents	98,221	101,230	48,427

CASH AND CASH EQUIVALENTS
Beginning of period	200,907	99,677	51,250

End of period	$299,128	$200,907	$99,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$370	$265	$303
Income taxes	$172,759	$140,107	$105,339

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
In thousands, except share data

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, September 30, 2001 (previously reported)	380,044,042	$380	$791,242	$588,651	$(5,408)	$1,374,865
Prior year adjustment (see Note 2)	—	—	—	(8,550)	40	(8,510)

Balance, September 30, 2001 (as restated, see Note 2)	380,044,042	380	791,242	580,101	(5,368)	1,366,355

Net earnings (as restated, see Note 2)	—	—	—	211,391	—	211,391
Unrealized holding losses, net	—	—	—	—	(1,509)	(1,509)
Translation adjustment	—	—	—	—	(1,664)	(1,664)

Comprehensive income (as restated, see Note 2)						208,218

Equity adjustment related to equity
Investee transaction	—	—	39,393	—	—	39,393
Exercise of stock options, including tax benefit of $44,199	9,830,136	10	135,465	—	—	135,475
Sale of common stock	991,742	1	16,190	—	—	16,191
Repurchase of common stock	(2,637,328)	(3)	(52,245)	—	—	(52,248)

Balance, September 29, 2002 (as restated, see Note 2)	388,228,592	388	930,045	791,492	(8,541)	1,713,384

Net earnings (as restated, see Note 2)	—	—	—	266,848	—	266,848
Unrealized holding losses, net	—	—	—	—	(4,426)	(4,426)
Translation adjustment (as restated, see Note 2)	—	—	—	—	27,241	27,241

Comprehensive income (as restated, see Note 2)						289,663

Exercise of stock options, including tax benefit of $35,547	8,019,604	8	129,100	—	—	129,108
Sale of common stock, including tax benefit of $1,043	743,340	1	14,664	—	—	14,665
Repurchase of common stock	(3,299,000)	(3)	(75,707)	—	—	(75,710)

Balance, September 28, 2003 (as restated, see Note 2)	393,692,536	394	998,102	1,058,340	14,274	2,071,110

Net earnings (as restated, see Note 2)	—	—	—	390,559	—	390,559
Unrealized holding losses, net	—	—	—	—	(4,925)	(4,925)
Translation adjustment (as restated, see Note 2)	—	—	—	—	19,892	19,892

Comprehensive income (as restated, see Note 2)						405,526

Exercise of stock options, including tax benefit of $62,415	7,708,491	7	172,025	—	—	172,032
Sale of common stock, including tax benefit of $990	984,072	1	28,962	—	—	28,963
Repurchase of common stock	(4,979,255)	(5)	(203,408)	—	—	(203,413)

Balance, October 3, 2004 (as restated, see Note 2)	397,405,844	$397	$995,681	$1,448,899	$29,241	$2,474,218

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 3, 2004, September 28, 2003, and September 29, 2002

Note 1: Summary of Significant Accounting Policies

Description of Business
Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through its Company-operated retail stores. Starbucks sells coffee and tea products through other channels and, through certain of its equity investees, Starbucks also produces and sells bottled Frappuccino® and Starbucks DoubleShot® coffee drinks and a line of superpremium ice creams. These nonretail channels are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new channels of distribution.

Principles of Consolidation
The consolidated financial statements reflect the financial position and operating results of Starbucks, which include wholly owned subsidiaries and investees controlled by the Company.

Investments in entities that the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which Starbucks does not have the ability to exercise significant influence are accounted for under the cost method.

All significant intercompany transactions have been eliminated.

Fiscal Year End
The Company’s fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2004, included 53 weeks. The fiscal years ended September 28, 2003, and September 29, 2002, each included 52 weeks.

Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not presented for payment to the bank are reflected as a reduction of cash and cash equivalents on the accompanying consolidated financial statements.

Short-term and Long-term Investments
The Company’s short-term and long-term investments consist primarily of investment-grade marketable debt securities as well as bond and equity mutual funds, all of which are classified as trading or available-for-sale. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year are classified as short-term, and all other available-for-sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of the Company’s investments in marketable debt and equity securities, as well as bond and equity mutual funds, is based upon the quoted market price on the last business day of the fiscal year. For equity securities of companies that are privately held, or where an observable quoted market price does not exist, the Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the security with securities of publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against earnings. For further information on investments, see Notes 5 and 8. The carrying value of long-term debt approximates fair value.

Derivative Instruments
The Company manages its exposure to foreign currency risk within the consolidated financial statements according to a hedging policy. Under the policy, Starbucks may engage in transactions involving various derivative instruments with maturities generally not longer than five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings. For a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of OCI.

Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or derecognized cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings in “Interest and other income, net” on the consolidated statements of earnings.

Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. For net investment hedges, the spot-to-spot method is used to calculate effectiveness. Any ineffectiveness is recognized immediately in “Interest and other income, net” on the accompanying consolidated statements of earnings.

Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or market. The Company records inventory reserves for obsolete and slow-moving items and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory turnover trends, historical experience and application of the specific identification method.

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

Goodwill and Other Intangible Assets
At the beginning of fiscal 2003, Starbucks adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, the Company discontinued amortization of its goodwill and indefinite-lived trademarks and determined that provisions for impairment were unnecessary. Impairment tests are performed annually in June and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. If the nonamortization provision of SFAS 142 had been applied to fiscal 2002, net earnings would have been $213.4 million, as compared to actual net earnings of $211.4 million. Basic earnings per share for fiscal 2002 would have remained unchanged, while diluted earnings per share would have increased to $0.54 per share from $0.53 per share. Definite-lived intangibles, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives. For further information on goodwill and other intangible assets, see Note 10.

Long-lived Assets
When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level.

Insurance Reserves
The Company uses a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance pool, to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of October 3, 2004, and September 28, 2003, these reserves were $77.6 million and $51.6 million, respectively, and were included in “Accrued compensation and related costs” and “Other accrued expenses” on the consolidated balance sheets.

Revenue Recognition
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Revenues from stored value cards are recognized upon redemption. Until the redemption of stored value cards, outstanding customer balances on such cards are included in “Deferred revenue” on the accompanying consolidated balance sheets. Specialty revenues consist primarily of product sales to customers other than through Company-operated retail stores, as well as royalties and other fees generated from licensing operations. Sales of coffee, tea and related products are generally recognized upon shipment to customers, depending on contract terms. Initial nonrefundable development fees required under licensing agreements are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning, as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned. Arrangements involving multiple elements and deliverables are individually evaluated for revenue recognition. Cash payments received in advance of product or service delivery are recorded as deferred revenue. Consolidated revenues are net of all intercompany eliminations for wholly owned subsidiaries and for licensees accounted for under the equity method based on the Company’s percentage ownership. All revenues are recognized net of any discounts.

Advertising
The Company expenses costs of advertising the first time the advertising campaign takes place. Total advertising expenses, recorded in “Store operating expenses” and “Other operating expenses” on the accompanying consolidated statements of earnings totaled $68.3 million, $49.5 million and $25.6 million in 2004, 2003 and 2002, respectively.

Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.

Operating Leases
Starbucks leases retail stores, roasting and distribution facilities and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in “Accrued occupancy costs” and “Other long-term liabilities” on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.

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

Stock-based Compensation
The Company maintains several stock option plans under which incentive stock options and nonqualified stock options may be granted to employees, consultants and nonemployee directors. Starbucks accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock options issued to employees.

If compensation cost for the Company’s stock options had been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended, the Company’s net earnings and earnings per share would have been as follows (in thousands, except earnings per share):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Net earnings	$390,559	$266,848	$211,391
Deduct: stock-based compensation expense determined under fair
value method, net of tax	45,056	37,436	37,447

Pro forma net income	$345,503	$229,412	$173,944

Net earnings per common share — basic:
As reported	$0.98	$0.68	$0.55

Pro forma	$0.87	$0.59	$0.45

Net earnings per common share — diluted:
As reported	$0.95	$0.66	$0.53

Pro forma	$0.84	$0.57	$0.44

The above pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options
Fiscal year ended	2004	2003	2002
Expected life (years)	1 - 6	2 - 5	2 - 5
Expected volatility	22% - 50%	37% - 55%	43% - 54%
Risk-free interest rate	1.10% - 4.52%	0.92% - 4.01%	1.63% - 4.96%
Expected dividend yield	0.00%	0.00%	0.00%

	Employee Stock Purchase Plans
Fiscal year ended	2004	2003	2002
Expected life (years)	0.25 - 3	0.25 - 3	0.25
Expected volatility	19% - 43%	30% - 50%	33% - 51%
Risk-free interest rate	0.93% - 2.3%	0.87% - 2.25%	1.93% - 2.73%
Expected dividend yield	0.00%	0.00%	0.00%

The Company’s valuations are based upon a multiple option valuation approach, and forfeitures are recognized as they occur. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock-price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately.

As required by SFAS 123, the Company has determined that the weighted average estimated fair values of options granted during fiscal 2004, 2003 and 2002 were $10.60, $8.31 and $6.48 per share, respectively.

Foreign Currency Translation
The Company’s international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income/(loss).

Income Taxes
The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

Earnings per Share
The computation of basic earnings per share is based on the weighted average number of shares and common stock units that were outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.

Recent Accounting Pronouncements
In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”), which provided, among other things, immediate deferral of the application of FIN 46 for entities that did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The Company’s adoption of FIN 46R did not have an impact on its consolidated financial statements.

In December 2003, the issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), rescinded the accounting guidance contained in SAB 101, “Revenue Recognition in Financial Statements,” and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company’s adoption of SAB 104 did not have an impact on its consolidated financial statements.

In March 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements in the fiscal fourth quarter of 2004 did not have a significant impact on the Company’s disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF 02-14”). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company’s consolidated financial position or results of operations.

Note 2: Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then-current method of accounting for rent holidays were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002, in this Report.

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

The Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date, or Company-operated retail store opening date. The store opening date coincided with the commencement of business operations, which is the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in “Accrued occupancy costs” and “Other long-term liabilities” and to adjust “Retained earnings” on the consolidated balance sheets as well as to correct amortization in “Costs of sales including occupancy costs” on the consolidated statements of earnings for each of the three years in the period ended October 3, 2004. The cumulative effect of these accounting changes is a reduction to retained earnings of $8.6 million as of the beginning of fiscal 2002 and incremental decreases to retained earnings of $1.3 million, $1.5 million and $1.2 million for the fiscal years ended 2002, 2003 and 2004, respectively.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of October 3, 2004, and September 28, 2003, as well as the effects of these changes on the Company’s consolidated statements of earnings and cash flows for fiscal years 2004, 2003 and 2002 (in thousands, except share data):

	Consolidated Statements of Earnings
	As previously
Fiscal year ended October 3, 2004	reported	Adjustments	As restated
Cost of sales including occupancy costs	$2,198,654	$(7,214)	$2,191,440
Depreciation and amortization expenses	280,024	9,158	289,182
Operating income	610,117	(1,944)	608,173
Earnings before income taxes	624,257	(1,944)	622,313
Income taxes	232,482	(728)	231,754
Net earnings	391,775	(1,216)	390,559
Net earnings per common share — basic	$0.99	$(0.01)	$0.98
Net earnings per common share — diluted	$0.95	$—	$0.95

Fiscal year ended September 28, 2003
Cost of sales including occupancy costs	$1,685,928	$(4,494)	$1,681,434
Depreciation and amortization expenses	237,807	6,864	244,671
Operating income	424,713	(2,370)	422,343
Earnings before income taxes	436,335	(2,370)	433,965
Income taxes	167,989	(872)	167,117
Net earnings	268,346	(1,498)	266,848
Net earnings per common share — basic	$0.69	$(0.01)	$0.68
Net earnings per common share — diluted	$0.67	$(0.01)	$0.66

Fiscal year ended September 29, 2002
Cost of sales including occupancy costs	$1,350,011	$(3,039)	$1,346,972
Depreciation and amortization expenses	205,557	5,145	210,702
Operating income	316,338	(2,106)	314,232
Earnings before income taxes	338,999	(2,106)	336,893
Income taxes	126,313	(811)	125,502
Net earnings	212,686	(1,295)	211,391
Net earnings per common share — basic	$0.55	$—	$0.55
Net earnings per common share — diluted	$0.54	$(0.01)	$0.53

	Consolidated Balance Sheets
	As Previously
October 3, 2004	Reported	Adjustments	As Restated
Deferred income taxes net (asset)	$81,240	$(17,590)	$63,650
Property, plant and equipment, net	1,471,446	79,970	1,551,416
Accrued occupancy costs	65,873	(36,642)	29,231
Accrued taxes	63,038	(79)	62,959
Deferred income taxes, net (liability)	46,683	(24,913)	21,770
Other long-term liabilities	8,132	136,551	144,683
Retained earnings	1,461,458	(12,559)	1,448,899
Accumulated other comprehensive income	29,219	22	29,241
Total shareholders’ equity	2,486,755	(12,537)	2,474,218
Total liabilities and shareholders’ equity	3,328,168	62,380	3,390,548

September 28, 2003
Deferred income taxes, net (asset)	$61,453	$(14,049)	$47,404
Property, plant and equipment, net	1,384,902	62,836	1,447,738
Accrued occupancy costs	56,179	(34,438)	21,741
Accrued taxes	54,934	(52)	54,882
Deferred income taxes, net (liability)	33,217	(20,675)	12,542
Other long-term liabilities	1,045	115,269	116,314
Retained earnings	1,069,683	(11,343)	1,058,340
Accumulated other comprehensive income	14,248	26	14,274
Total shareholders’ equity	2,082,427	(11,317)	2,071,110
Total liabilities and shareholders’ equity	2,729,746	48,787	2,778,533

	Consolidated Statements of Cash Flows
	As Previously
Fiscal year ended October 3, 2004	Reported	Adjustments	As Restated
Net cash provided by operating activities	$793,848	$26,361	$820,209
Net cash used by investing activities	(632,193)	(26,361)	(658,554)

Fiscal year ended September 28, 2003
Net cash provided by operating activities	$566,447	$20,701	$587,148
Net cash used by investing activities	(499,258)	(20,701)	(519,959)

Fiscal year ended September 29, 2002
Net cash provided by operating activities	$477,685	$18,849	$496,534
Net cash used by investing activities	(485,340)	(18,849)	(504,189)

	Consolidated Statements of Shareholder’s Equity
	As Previously
As of September 30, 2001	Reported	Adjustments	As Restated
Retained earnings	$588,651	$(8,550)	$580,101
Accumulated other comprehensive loss	(5,408)	40	(5,368)

Note 3: Acquisitions

In July 2004, Starbucks acquired 100% of its licensed operations in Singapore and acquired 49.9% of its licensed operations in Malaysia, for a combined total of approximately $12.1 million. Previously, the Company did not have any equity ownership interests in these entities. The results of operations for Singapore are included in the accompanying consolidated financial statements from the date of acquisition. For its investment in Malaysia, management applied the equity method of accounting from the date of acquisition, since the Company is able to exert significant influence over the investee’s operating and financial policies. See Note 8 for additional information on equity method investments. Also, see Note 19 for information on the Company’s 100% acquisition of its licensed operations in Germany in fiscal 2005.

In July 2003, the Company acquired Seattle Coffee Company (“SCC”), which includes the Seattle’s Best Coffee® and Torrefazione Italia® brands, from AFC Enterprises, Inc., for $70 million in cash. The results of operations of SCC are included in the accompanying consolidated financial statements from the date of acquisition.

During fiscal 2003, Starbucks increased its equity ownership to 50% of its international licensed operations in Austria, Shanghai, Spain, Switzerland and Taiwan, which enabled the Company to exert significant influence over their operating and financial policies. For these operations, the Company reflected a change in accounting method during fiscal 2003, from the cost method to the equity method, in the consolidated financial statements.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
Operating funds and interest bearing deposits	$219,809	$187,118
Money market funds	79,319	13,789

Total	$299,128	$200,907

Note 5: Short-term and Long-term Investments

The Company’s short-term and long-term investments consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
October 3, 2004	Cost	Gains	Losses	Value
Short-term investments — available-for-sale securities:
State and local government obligations	$309,954	$20	$(583)	$309,391
U.S. government agency obligations	6,655	—	(4)	6,651
Asset-backed securities	13,020	50	(30)	13,040

Total	$329,629	$70	$(617)	$329,082

Short-term investments — trading securities	24,769			24,799

Total short-term investments	$354,398			$353,881

Long-term investments — available-for-sale securities:
State and local government obligations	$130,810	$67	$(348)	$130,529
Corporate debt securities	4,000	—	—	4,000
Asset-backed securities	658	—	(8)	650

Total long-term investments	$135,468	$67	$(356)	$135,179

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
September 28, 2003	Cost	Gains	Losses	Value
Short-term investments — available-for sale securities:
U.S. government agency obligations	$3,672	$1	$—	$3,673
State and local government obligations	125,121	115	(4)	125,232

Total	$128,793	$116	$(4)	$128,905

Short-term investments — trading securities	21,268			20,199

Total short-term investments	$150,061			$149,104

Long-term investments — available-for-sale securities:
State and local government obligations	$131,021	$421	$(32)	$131,410
Asset-backed securities	4,804	14	(69)	4,749

Total long-term investments	$135,825	$435	$(101)	$136,159

For available-for-sale securities, proceeds from sales were $190.7 million, $88.9 million and $144.8 million, in fiscal years 2004, 2003 and 2002, respectively. Gross realized gains from the sales were $0.2 million in 2004 and $0.3 million in 2003, and gross realized losses from the sales were $0.4 million in 2004. There were no gross realized gains in 2002 and no gross realized losses in 2003 or 2002.

Short-term and long-term investments with unrealized losses as of October 3, 2004, consist of the following (in thousands):

	Gross
	Unrealized	Fair
Less than 12 months:	Losses	Value
State and local government obligations	$(931)	$376,318
U.S. government agency obligations	(4)	6,651
Asset-backed securities	(38)	7,097

Total	$(973)	$390,066

The $1.0 million of gross unrealized losses as of October 3, 2004, which pertains to 184 securities, was generated within the past 12 months and was primarily caused by changes in interest rates. There were no realized losses generated from other-than-temporary impairment for these securities during 2004, 2003 or 2002.

Trading securities are comprised mainly of marketable equity mutual funds that approximate a portion of the Company’s liability under the Management Deferred Compensation Plan, a defined contribution plan. The corresponding deferred compensation liability of $32.7 million in fiscal 2004 and $20.4 million in fiscal 2003 is included in “Accrued compensation and related costs” on the accompanying consolidated balance sheets. In fiscal years 2004 and 2003, the changes in net unrealized holding gains in the trading portfolio included in earnings were $1.1 million and $1.8 million, respectively.

Long-term investments generally mature in less than three years.

Note 6: Derivative Financial Instruments

Cash Flow Hedges
Starbucks and its subsidiaries, which include entities that use their local currency as their functional currency, enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and purchases. Current contracts hedge forecasted transactions denominated in Japanese yen and Canadian dollars, as well as in U.S. dollars for foreign operations. During fiscal years 2004, 2003 and 2002, derivative gains (losses) of ($1.5) million, ($1.7) million, and $2.9 million were reclassified to revenues, respectively. For hedges of foreign-denominated purchases, derivative losses of $0.8 million were reclassified into cost of sales during fiscal 2004. There were no similar transactions reclassified into cost of sales in prior years.

The Company had accumulated net derivative losses of $3.9 million, net of taxes, in other comprehensive income (“OCI”) as of October 3, 2004, related to cash flow hedges. Of this amount, $2.5 million of net derivative losses will be reclassified into earnings within 12 months. No significant cash flow hedges were discontinued during fiscal years 2004, 2003 or 2002. Current contracts will expire within 24 months.

Net Investment Hedges
Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. These forward foreign exchange contracts expire within 31 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net gains of $0.7 million, $1.4 million and $1.8 million during fiscal years 2004, 2003 and 2002, respectively. In addition, the Company had accumulated net derivative losses of $4.3 million, net of taxes, in OCI as of October 3, 2004.

Note 7: Inventories

Inventories consist of the following (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
Coffee:
Unroasted	$233,903	$167,674
Roasted	46,070	41,475
Other merchandise held for sale	81,565	83,784
Packaging and other supplies	61,125	50,011

Total	$422,663	$342,944

As of October 3, 2004, the Company had committed to fixed-price purchase contracts for green coffee totaling $271.7 million. The Company believes, based on relationships established with its suppliers in the past, the risk of nondelivery on such purchase commitments is low.

Note 8: Equity and Other Investments

The Company’s equity and other investments consist of the following (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
Equity method investments	$152,511	$134,341
Cost method investments	16,430	7,210
Other investments	2,806	2,706

Total	$171,747	$144,257

Equity Method
The Company’s equity investees and ownership interests are as follows:

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
The North American Coffee Partnership	50.0%	50.0%
Starbucks Ice Cream Partnership	50.0%	50.0%
Starbucks Coffee Korea Co., Ltd.	50.0%	50.0%
Starbucks Coffee Austria GmbH	50.0%	50.0%
Starbucks Coffee Switzerland AG	50.0%	50.0%
Starbucks Coffee España, S.L.	50.0%	50.0%
President Starbucks Coffee Taiwan Ltd.	50.0%	50.0%
Shanghai President Coffee Co.	50.0%	50.0%
Starbucks Coffee France SAS	50.0%	50.0%
Berjaya Starbucks Coffee Company Sdn. Bhd.	49.9%	—
Starbucks Coffee Japan, Ltd.	40.1%	40.1%
Coffee Partners Hawaii	5.0%	5.0%

The Company has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds a 50% equity interest. The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino® and Starbucks DoubleShot® coffee drinks. The Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc., develops and distributes superpremium ice creams. The remaining entities operate licensed Starbucks retail stores, including Coffee Partners Hawaii, which is a general partnership.

During fiscal 2004, Starbucks acquired an equity interest in its licensed operations of Malaysia. During fiscal 2003, Starbucks increased its ownership of its licensed operations in Austria, Shanghai, Spain, Switzerland and Taiwan. The carrying amount of these investments was $24.3 million more than the underlying equity in net assets due to acquired goodwill, which is not subject to amortization in accordance with SFAS 142. The goodwill is evaluated for impairment in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” No impairment was recorded during fiscal years 2004 or 2003. For additional information on acquisitions, see Note 3.

The Company’s share of income and losses is included in “Income from equity investees” on the accompanying consolidated statements of earnings. Also included is the Company’s proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $75.2 million, $68.0 million and $67.7 million in fiscal years 2004, 2003 and 2002, respectively. Related costs of sales, net of eliminations, were $37.5 million, $35.7 million and $37.9 million in fiscal years 2004, 2003 and 2002, respectively.

As of October 3, 2004, the aggregate market value of the Company’s investment in Starbucks Coffee Japan, Ltd., was approximately $149.9 million based on its available quoted market price.

Cost Method
The Company has equity interests in entities to develop Starbucks licensed retail stores in certain Chinese markets and in Puerto Rico, Germany, Mexico, Chile, Cyprus and Greece. As of October 3, 2004, management determined that the estimated fair value of each cost method investment exceeded its carrying value as part of the formal adoption of the impairment provisions of EITF 03-1.

Starbucks has the ability to acquire additional interests in some of its cost method investees at certain intervals. Depending on the Company’s total percentage of ownership interest and its ability to exercise significant influence over financial and operating policies, additional investments may require the retroactive application of the equity method of accounting.

Other Investments
Starbucks has investments in privately held equity securities that are recorded at their estimated fair values.

Note 9: Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
Land	$13,118	$11,414
Buildings	66,468	64,427
Leasehold improvements	1,605,907	1,392,628
Roasting and store equipment	683,747	613,825
Furniture, fixtures and other	415,307	375,854

	2,784,547	2,458,148
Less accumulated depreciation and amortization	(1,326,266)	(1,068,578)

	1,458,281	1,389,570
Work in progress	93,135	58,168

Property, plant and equipment, net	$1,551,416	$1,447,738

Note 10: Other Intangible Assets and Goodwill

As of October 3, 2004, indefinite-lived intangibles were $24.3 million and definite-lived intangibles, which collectively had a remaining weighted average useful life of approximately eight years, were $2.5 million, net of accumulated amortization of $1.3 million. As of September 28, 2003, indefinite-lived intangibles were $23.3 million and definite-lived intangibles were $1.6 million, net of accumulated amortization of $0.9 million. Amortization expense for definite-lived intangibles was $0.5 million and $0.4 million during fiscal 2004 and 2003, respectively.

The following table summarizes the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year ending
2005	$536
2006	606
2007	647
2008	782
2009	908

Total	$3,479

During fiscal 2004 and 2003, goodwill increased by approximately $6.1 million for the acquisition of licensed operations in Singapore and $43.3 million for the acquisition of the Seattle Coffee Company, respectively. No impairment was recorded during fiscal 2004 or 2003.

The following table summarizes goodwill by operating segment (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
United States	$60,540	$60,965
International	8,410	2,379

Total	$68,950	$63,344

The reduction in goodwill assigned to the United States operating segment during fiscal 2004 reflects a net decrease for Seattle Coffee Company, primarily from adjustments to values estimated in the initial purchase price allocation. The increase in goodwill assigned to the International operating segment during fiscal 2004 relates to the acquisition of licensed operations in Singapore, partially offset by fluctuations in foreign exchange rates.

Note 11: Long-term Debt

In September 1999, Starbucks purchased the land and building comprising its York County, Pennsylvania, roasting plant and distribution facility. The total purchase price was $12.9 million. In connection with this purchase, the Company assumed loans totaling $7.7 million from the York County Industrial Development Corporation. The remaining maturities of these loans range from five to six years, with interest rates from 0.0% to 2.0%.

Scheduled principal payments on long-term debt are as follows (in thousands):

Fiscal year ending
2005	$735
2006	748
2007	762
2008	775
2009	790
Thereafter	543

Total principal payments	$4,353

Note 12: Leases

Rental expense under operating lease agreements was as follows (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Minimum rentals — retail stores	$285,250	$240,016	$202,933
Minimum rentals — other	28,108	22,983	19,143
Contingent rentals	24,638	12,274	5,415

Total	$337,996	$275,273	$227,491

Minimum future rental payments under noncancelable lease obligations as of October 3, 2004, are as follows (in thousands):

Fiscal year ending
2005	$355,079
2006	340,360
2007	321,047
2008	299,601
2009	272,806
Thereafter	1,020,143

Total minimum lease payments	$2,609,036

Note 13: Shareholders’ Equity

In addition to 600.0 million shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at October 3, 2004.

During fiscal 2004, the Starbucks Board of Directors authorized an additional program for the repurchase of up to 9.0 million shares of the Company’s common stock and also authorized management to repurchase shares under any of the Company’s programs pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934.

Pursuant to the Company’s authorized share repurchase programs, Starbucks acquired 5.0 million shares at an average price of $40.85 for a total cost of $203.4 million in fiscal 2004. Starbucks acquired 3.3 million shares at an average price of $22.95 for a total cost of $75.7 million during fiscal 2003. As of October 3, 2004, there were approximately 18.6 million remaining shares authorized for repurchase. Share repurchases were funded through cash, cash equivalents and available-for-sale securities and were primarily intended to help offset dilution from stock-based compensation and employee stock purchase plans.

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

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Net earnings	$390,559	$266,848	$211,391
Unrealized holding gains/(losses) on available-for-sale securities, net of tax benefit/(provision) of $618, ($53) and ($231) in 2004, 2003 and 2002, respectively	(1,005)	142	394
Unrealized holding gains/(losses) on cash flow hedges, net of tax benefit/(provision) of $2,801, $804 and ($1,066) in 2004, 2003 and 2002, respectively	(4,769)	(1,369)	1,815
Unrealized holding losses on net investment hedges, net of tax benefit of $328, $1,903 and $415 in 2004, 2003 and 2002, respectively	(558)	(3,241)	(706)
Reclassification adjustment for (gains)/losses realized in net income, net of tax benefit/(provision) of ($832), ($41) and $1,769 in 2004, 2003 and 2002, respectively	1,407	42	(3,012)

Net unrealized loss	(4,925)	(4,426)	(1,509)
Translation adjustment	19,892	27,241	(1,664)

Total comprehensive income	$405,526	$289,663	$208,218

The favorable translation adjustment changes during fiscal years 2004 and 2003 of $19.9 million and $27.2 million, respectively, were primarily due to the weakening of the U.S. dollar against several currencies, such as the British pound sterling, Euro, Canadian dollar and Japanese yen. The unfavorable translation adjustment change of ($1.7) million in fiscal 2002 was primarily due to the strengthening of the U.S. dollar against the Japanese yen.

Note 14: Employee Stock and Benefit Plans

Stock Option Plans
The Company maintains several stock option plans under which it may grant incentive stock options and nonqualified stock options to employees, consultants and nonemployee directors. Stock options have been granted at prices at or above the fair market value on the date of grant. Options vest and expire according to terms established at the grant date.

The following summarizes all stock option transactions from September 30, 2001, through October 3, 2004:

		Weighted		Weighted
		Average	Shares	Average
	Shares	Exercise	Subject to	Exercise
	Subject to	Price	Exercisable	Price
	Options	per Share	Options	per Share
Outstanding, September 30, 2001	43,010,931	$12.13	24,407,135	$9.16
Granted	10,262,709	15.79
Exercised	(9,830,136)	9.29
Cancelled	(2,983,701)	15.15

Outstanding, September 29, 2002	40,459,803	13.55	20,975,598	11.07
Granted	9,537,730	21.10
Exercised	(8,019,604)	11.69
Cancelled	(2,912,483)	17.90

Outstanding, September 28, 2003	39,065,446	15.47	20,888,694	12.55
Granted	9,217,620	31.23
Exercised	(7,708,491)	14.21
Cancelled	(2,157,965)	23.75

Outstanding, October 3, 2004	38,416,610	$19.05	26,689,115	$15.85

As of October 3, 2004, there were 21.1 million shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of October 3, 2004, is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of				Contractual	Exercise		Exercise
Exercise Prices			Shares	Life (Years)	Price	Shares	Price
$ 4.14	—	$9.20	6,115,368	2.33	$8.16	6,115,368	$8.16
9.21	—	14.80	9,934,624	5.66	12.99	9,062,892	12.81
15.51	—	20.19	5,046,033	6.17	19.77	4,600,521	19.88
20.25	—	30.25	9,072,745	7.84	21.46	4,866,404	21.24
30.46	—	46.02	8,247,840	9.17	31.32	2,043,930	30.46

$ 4.14	—	$46.02	38,416,610	6.47	$19.05	26,689,115	$15.85

Employee Stock Purchase Plans
The Company has an employee stock purchase plan which provides that eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each quarterly offering period for each calendar year). No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 16.0 million. There were 979,592 shares issued under the plan during fiscal 2004 at prices ranging from $21.53 to $37.93. There were 712,046 shares issued under the plan during fiscal 2003 at prices ranging from $17.32 to $20.87. There were 991,742 shares issued under the plan during fiscal 2002 at prices ranging from $12.58 to $19.81. Since inception of the plan, 6.6 million shares have been purchased, leaving 9.4 million shares available for future issuance. Of the 54,623 employees eligible to participate, 14,253 were participants in the plan as of October 3, 2004.

Starbucks has an additional employee stock purchase plan that allows eligible U.K. employees to save toward the purchase of the Company’s common stock. The employee’s purchase price is 85% of the fair value of the stock on the first business day of a three-year offering period. No compensation expense was recorded in connection with the plan during fiscal years 2004, 2003 or 2002. The total number of shares issuable under the plan is 600,000. There were 4,480 shares issued under the plan during fiscal 2004 at prices ranging from $14.13 to $18.95. There were 31,294 shares issued under the plan during fiscal 2003 at prices ranging from $11.33 to $12.02. No shares had been issued prior to fiscal 2003 and 564,226 shares remain available for future issuance. During fiscal 2004, the Company suspended future offerings under this employee stock purchase plan, with the last offering made in December 2002 and maturing in February 2006. A new employee stock purchase plan, the UK Share Incentive Plan, was introduced during fiscal 2004 and will allow eligible U.K. employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company will award one matching share for each six shares purchased under the plan. The total number of shares issuable under the plan is 700,000, of which no shares were issued as of October 3, 2004.

Deferred Stock Plan
Starbucks has a deferred stock plan for certain key employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is five years. As of October 3, 2004, receipt of 1,697,100 shares was deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents.

Defined Contribution Plans
Starbucks maintains voluntary defined contribution plans covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. For employees in the United States and Canada, the Company matched 25% to 150% of each employee’s eligible contribution based on years of service, up to a maximum of the first 4% of each employee’s compensation.

The Company’s matching contributions to all plans were approximately $9.8 million, $6.8 million and $3.1 million in fiscal years 2004, 2003 and 2002, respectively.

Note 15: Income Taxes

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5	3.6	3.4
Valuation allowance change/Other, net	(1.3)	(0.1)	(1.1)

Effective tax rate	37.2%	38.5%	37.3%

The provision for income taxes consists of the following (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Currently payable:
Federal	$188,647	$140,138	$109,154
State	36,383	25,448	16,820
Foreign	10,193	8,489	5,790
Deferred taxes, net	(3,469)	(6,958)	(6,262)

Total	$231,754	$167,117	$125,502

U.S. income and foreign withholding taxes have not been provided on approximately $42.8 million of cumulative nondistributed earnings of foreign subsidiaries and equity investees. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Because of the availability of U.S. foreign tax credits, the determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

The Company is currently evaluating the impact on its consolidated financial position and disclosures from new U.S. tax legislation, the American Jobs Creation Act of 2004 (“American Jobs Creation Act”), signed into law on October 22, 2004. The new law allows a deduction of 85% of repatriated qualified foreign earnings in either fiscal year 2005 or fiscal year 2006. Any impact from this legislation has not been reflected in the amounts shown as reinvested for the foreseeable future.

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities is as follows (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
Deferred tax assets:
Equity and other investments	$10,766	$17,576
Capital loss carryforwards	4,223	4,578
Accrued occupancy costs	27,006	22,332
Accrued compensation and related costs	31,057	20,533
Other accrued expenses	21,194	22,410
Foreign tax credits	17,514	14,103
Other	9,185	7,084

Total	120,945	108,616
Valuation allowance	(8,334)	(13,685)

Total deferred tax asset, net of valuation allowance	112,611	94,931
Deferred tax liabilities:
Property, plant and equipment	(58,512)	(49,419)
Other	(12,219)	(10,650)

Total	(70,731)	(60,069)

Net deferred tax asset	$41,880	$34,862

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowances as of October 3, 2004, and September 28, 2003, were related to nondeductible losses from investments in foreign equity investees and wholly owned foreign subsidiaries. The net change in the total valuation allowance for the years ended October 3, 2004, and September 28, 2003, was a decrease of $5.4 million and an increase of $7.0 million, respectively.

As of October 3, 2004, the Company has foreign tax credit carryforwards of $17.5 million with expiration dates between fiscal years 2005 and 2009. Effective in fiscal 2005, the American Jobs Creation Act extends the carryforward periods by an additional five years, to fiscal years 2010 and 2014. As of the end of fiscal 2004, the Company also has capital loss carryforwards of $11.1 million expiring in 2006.

Taxes currently payable of $29.2 million and $30.4 million are included in “Accrued taxes” on the accompanying consolidated balance sheets as of October 3, 2004, and September 28, 2003, respectively.

Note 16: Earnings per Share

The following table represents the calculation of net earnings per common share — basic (in thousands, except earnings per share):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Net earnings	$390,559	$266,848	$211,391
Weighted average common shares and common stock units outstanding	397,173	390,753	385,575

Net earnings per common share — basic	$0.98	$0.68	$0.55

The following table represents the calculation of net earnings per common and common equivalent share — diluted (in thousands, except earnings per share):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Net earnings	$390,559	$266,848	$211,391
Weighted average common shares and common stock units outstanding	397,173	390,753	385,575
Dilutive effect of outstanding common stock options	14,292	10,895	11,951

Weighted average common and common equivalent shares outstanding	411,465	401,648	397,526

Net earnings per common share — diluted	$0.95	$0.66	$0.53

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. These options totaled 0.2 million, 0.6 million and 1.8 million in fiscal years 2004, 2003 and 2002, respectively.

Note 17: Related Party Transactions

In April 2001, three members of the Board of Directors and other investors, organized as The Basketball Club of Seattle, LLC (the “Basketball Club”), purchased the franchises for The Seattle Supersonics and The Seattle Storm basketball teams. An executive officer of the Company and member of the Board of Directors, Howard Schultz, owns a controlling interest in the Basketball Club. Starbucks paid approximately $0.8 million, $0.7 million and $0.7 million during fiscal years 2004, 2003 and 2002, respectively, for team sponsorships and ticket purchases. Terms of the team sponsorship agreements did not change as a result of the related party relationship.

Prior to January 2003, a former member of the Company’s Board of Directors served as a board member of, and owned an indirect interest in, a privately held company that provides Starbucks with in-store music services. Starbucks paid $0.7 million and $3.0 million to the privately held company for music services during fiscal years 2003 and 2002, respectively, while the related party relationship existed.

Note 18: Commitments and Contingencies

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of October 3, 2004, the maximum amount of the guarantees was approximately $10.6 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee in its statement of financial position.

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores, as well as equipment sold to the Company’s licensees for use in retail licensing operations, are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience.

The following table summarizes the activity related to product warranty reserves during fiscal years 2004 and 2003 (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003
Balance at beginning of fiscal year	$2,227	$1,842
Provision for warranties issued	5,093	2,895
Warranty claims	(4,229)	(2,510)

Balance at end of fiscal year	$3,091	$2,227

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 19: Subsequent Event

In November 2004, Starbucks increased its equity ownership from 18% to 100% for its licensed operations in Germany. For these operations, management determined that a change in accounting method, from the cost method to the consolidation method, will be required. This accounting change will include adjusting previously reported information for the Company’s proportionate share of net losses of 18% as required by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” in the Company’s fiscal first quarter of 2005.

As shown in the table below, the cumulative effect of the accounting change for financial results previously reported under the cost method and as restated in this Report will result in reductions of net earnings of $1.3 million, $1.4 million and $0.9 million for the fiscal years ended October 3, 2004, September 28, 2003, and September 29, 2002, respectively (in thousands, except earnings per share):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Net earnings, as previously reported	$390,559	$266,848	$211,391
Effect of change to equity method	(1,287)	(1,355)	(928)

Net earnings, as restated for Germany acquisition	$389,272	$265,493	$210,463

Net earnings per common share — basic:
As previously reported	$0.98	$0.68	$0.55

As restated for Germany acquisition	$0.98	$0.68	$0.55

Net earnings per common share — diluted:
As previously reported	$0.95	$0.66	$0.53

As restated for Germany acquisition	$0.95	$0.66	$0.53

The following table summarizes the effects of the investment accounting change on net earnings and earnings per share for the periods indicated (in thousands, except earnings per share):

	Dec 28, 2003	Mar 28, 2004	Jun 27, 2004	Oct 3, 2004
Fiscal period ended	(13 Wks Ended)	(13 Wks Ended)	(13 Wks Ended)	(14 Wks Ended)
Net earnings, as previously reported (see Note 21)	$110,503	$79,222	$97,876	$102,958
Effect of change to equity method	(368)	(337)	(296)	(286)

Net earnings, as restated for Germany acquisition	$110,135	$78,885	$97,580	$102,672

Net earnings per common share — basic:
As previously reported (See Note 21)	$0.28	$0.20	$0.25	$0.26

As restated for Germany acquisition	$0.28	$0.20	$0.25	$0.26

Net earnings per common share — diluted:
As previously reported (See Note 21)	$0.27	$0.19	$0.24	$0.25

As restated for Germany acquisition	$0.27	$0.19	$0.24	$0.25

Note 20: Segment Reporting

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. Starbucks segment reporting is based on two distinct, geographically defined operating segments: United States and International.

United States
The Company’s United States operations (“United States”) represent 85% of total retail revenues, 83% of specialty revenues and 85% of total net revenues. Company-operated retail stores sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise. Nonretail activities within the United States include: licensed operations, foodservice accounts and other initiatives related to the Company’s core businesses.

International
The Company’s International operations (“International”) represent the remaining 15% of retail revenues, 17% of specialty revenues and 15% of total net revenues. International sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, Thailand, Australia and Singapore, as well as through retail store licensing operations and foodservice accounts in these and more than 20 other countries. International operations are in various early stages of development and have country-specific regulatory requirements that necessitate a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income represents earnings before “Interest and other income, net,” “Gain on sale of investment” and “Income taxes.” No allocations of corporate overhead, interest or income taxes are made to the segments. Identifiable assets by segment are those assets used in the Company’s operations in each segment. Unallocated corporate assets include cash and investments, unallocated assets of the corporate headquarters and roasting facilities, deferred taxes and certain other intangibles. Management evaluates performance of segments based on net revenues and operating expenses.

The table below presents information by operating segment, as restated (see Note 2) (in thousands):

	United		Unallocated
Fiscal year ended	States (1)	International (1)	Corporate (2)	Total
Fiscal 2004:
Total net revenues	$4,490,850	$803,397	$—	$5,294,247
Earnings/(loss) before income taxes	763,326	53,251	(194,264)	622,313
Depreciation and amortization	210,448	46,196	32,538	289,182
Income from equity investees	37,453	23,204	—	60,657
Equity method investments	14,367	138,144	—	152,511
Identifiable assets	1,349,864	487,956	1,552,728	3,390,548

Fiscal 2003:
Total net revenues	$3,472,452	$603,070	$—	$4,075,522
Earnings/(loss) before income taxes	604,366	5,274	(175,675)	433,965
Depreciation and amortization	173,747	38,818	32,106	244,671
Income from equity investees	28,484	9,912	—	38,396
Equity method investments	16,919	117,422	—	134,341
Identifiable assets	1,221,758	385,914	1,170,861	2,778,533

Fiscal 2002:
Total net revenues	$2,828,253	$460,655	$—	$3,288,908
Earnings/(loss) before income taxes	504,823	3,791	(171,721)	336,893
Depreciation and amortization	147,709	34,257	28,736	210,702
Income from equity investees	19,182	14,263	—	33,445
Equity method investments	18,519	76,101	—	94,620
Identifiable assets	1,004,142	334,516	911,705	2,250,363

(1)	For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment.
(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” and “Gain on sale of investment” on the accompanying consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Net revenues from external customers:
United States	$4,501,287	$3,480,164	$2,830,650
Foreign countries	792,960	595,358	458,258

Total	$5,294,247	$4,075,522	$3,288,908

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 81% of foreign net revenues. No customer accounts for 10% or more of the Company’s revenues.

Fiscal year ended	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
Long-lived assets:
United States	$1,739,913	$1,604,546	$1,249,667
Foreign countries	299,740	264,007	241,202

Total	$2,039,653	$1,868,553	$1,490,869

Assets attributed to foreign countries are based on the country in which those assets are located.

Note 21: Quarterly Financial Information (unaudited)

Summarized quarterly financial information in fiscal 2004 and 2003 restated for the Company’s corrections to properly account for tenant improvement allowances and rent holidays (see Note 2) is as follows (in thousands, except earnings per share):

	First	Second	Third	Fourth
	(as restated)	(as restated)	(as restated)	(as restated)
2004 quarter:
Net revenues	$1,281,191	$1,241,068	$1,318,691	$1,453,297
Operating income, as previously reported	175,520	124,521	153,807	156,269
Operating income (as restated, see Note 2)	175,029	124,096	153,444	155,604
Net earnings, as previously reported	110,811	79,488	98,104	103,372
Net earnings (as restated, see Note 2)	110,503	79,222	97,876	102,958
Net earnings per common share — diluted, as previously reported	$0.27	$0.19	$0.24	$0.25
Net earnings per common share — diluted (as restated, see Note 2)	$0.27	$0.19	$0.24	$0.25

2003 quarter:
Net revenues	$1,003,526	$954,206	$1,036,776	$1,081,014
Operating income, as previously reported	120,834	85,494	106,019	112,366
Operating income (as restated, see Note 2)	120,367	84,937	105,421	111,618
Net earnings, as previously reported	78,363	52,031	68,356	69,596
Net earnings (as restated, see Note 2)	78,075	51,659	67,984	69,130
Net earnings per common share — diluted, as previously reported	$0.20	$0.13	$0.17	$0.17
Net earnings per common share — diluted (as restated, see Note 2)	$0.20	$0.13	$0.17	$0.17

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING
The management of Starbucks Corporation is responsible for the preparation and integrity of the financial statements included in this Annual Report to Shareholders. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments where necessary. Financial information included elsewhere in this Annual Report is consistent with these financial statements.

Management maintains a system of internal controls and procedures designed to provide reasonable assurance that transactions are executed in accordance with proper authorization, transactions are properly recorded in the Company’s records, assets are safeguarded, and accountability for assets is maintained. Internal controls and procedures are periodically reviewed and revised, when appropriate, due to changing circumstances and requirements. In addition, the Company’s internal audit department assesses the effectiveness and adequacy of internal controls on a regular basis and recommends improvements when appropriate. Management considers the internal auditors’ and independent auditors’ recommendations concerning the Company’s internal controls and takes steps to implement those that are believed to be appropriate in the circumstances.

Independent auditors are appointed by the Company’s Audit and Compliance Committee of the Board of Directors and ratified by the Company’s shareholders to audit the financial statements in accordance with auditing standards generally accepted in the United States of America and to independently assess the fair presentation of the Company’s financial position, results of operations and cash flows. Their report appears in this Annual Report.

The Audit and Compliance Committee, all of whose members are independent directors, is responsible for monitoring the Company’s accounting and reporting practices. The Audit and Compliance Committee meets periodically with management, the independent auditors and the internal auditors, jointly and separately, to review financial reporting matters as well as to ensure that each group is properly discharging its responsibilities. The independent auditors and the internal auditors have full and free access to the Committee without the presence of management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

/s/ ORIN C. SMITH	/s/ MICHAEL CASEY
president and	executive vice president,
chief executive officer	chief financial officer and chief administrative officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of October 3, 2004, and September 28, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years ended October 3, 2004, September 28, 2003, and September 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2004, and September 28, 2003, and the results of its operations and its cash flows for the years ended October 3, 2004, September 28, 2003, and September 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
December 7, 2004 (February 18, 2005, as to the effects of Note 2)

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

During the fourth quarter of fiscal 2004, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

However, on February 8, 2005, Company management first informed the Audit and Compliance Committee (the “Audit Committee”) that, in light of the views expressed by the staff of the Securities and Exchange Commission  (“SEC”) on February 7, 2005, the Company had determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) appeared to be incorrect, and that a review of all lease-related accounting practices was underway.

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

The Company also carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed above, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (October 3, 2004), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its method of accounting for tenant improvement allowances and rent holidays.

At the end of fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company’s independent registered public accountants will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B. Other Information

None.

PART III

As used in this Part III, “Starbucks” and the “Company” mean Starbucks Corporation.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held on February 9, 2005 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this report under the caption “Executive Officers of the Registrant.”

The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.starbucks.com/aboutus/corporate_governance.asp. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K/A:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K/A:

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

3. Exhibits

The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

February 18, 2005	By:/s/ Orin C. Smith

Orin C. Smith
president and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Howard Schultz Howard Schultz (by Orin C. Smith as attorney-in-fact)	chairman of the Board of Directors	February 18, 2005

By:	/s/ Orin C. Smith Orin C. Smith	president and chief executive officer, director	February 18, 2005

By:	/s/ Michael Casey Michael Casey	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)	February 18, 2005

By:	/s/ Barbara Bass Barbara Bass (by Orin C. Smith as attorney-in-fact)	director	February 18, 2005

By:	/s/ Howard Behar Howard Behar (by Orin C. Smith as attorney-in-fact)	director	February 18, 2005

By:	/s/ William (Bill) W. Bradley William (Bill) W. Bradley (by Orin C. Smith as attorney-in-fact)	director	February 18, 2005

By:	Mellody Hobson	director

By:	/s/ Olden Lee Olden Lee (by Orin C. Smith as attorney-in-fact)	director	February 18, 2005

By:	/s/ Gregory B. Maffei Gregory B. Maffei (by Orin C. Smith as attorney-in-fact)	director	February 18, 2005

By:	/s/ James G. Shennan Jr. James G. Shennan Jr. (by Orin C. Smith as attorney-in-fact)	director	February 18, 2005

By:	/s/ Myron E. Ullman III Myron E. Ullman III (by Orin C. Smith as attorney-in-fact)	director	February 18, 2005

By:	/s/ Craig E. Weatherup Craig E. Weatherup (by Orin C. Smith as attorney-in-fact)	director	February 18, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended April 1, 2001, filed with the Securities and Exchange Commission on May 16, 2001)

3.2	Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 28, 2003, filed with the Securities and Exchange Commission on February 4, 2004)

10.1 *	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)

10.2 *	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)

10.3	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through November 20, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)

10.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003 (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)

10.4 *	Starbucks Corporation Employee Stock Purchase Plan — 1995, as amended and restated through June 30, 2000 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the Fiscal Year ended October 1, 2000, filed with the Securities and Exchange Commission on December 22, 2000)

10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-K for the Fiscal Year ended September 30, 2001, filed with the Securities and Exchange Commission on December 20, 2001)

10.6 *	Starbucks Corporation Executive Management Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2004)

10.7 *	Starbucks Corporation Management Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 1, 1998)

10.8 *	Starbucks Corporation 1997 Deferred Stock Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended October 3, 1999, filed with the Securities and Exchange Commission on December 23, 1999)

10.9	Starbucks Corporation UK Share Save Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)

10.10 *	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003 (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)

10.11 *	Letter Agreement dated as of May 6, 2003, between Starbucks Corporation and Howard Behar (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the Fiscal Year ended September 28, 2003, filed with the Securities and Exchange Commission on December 23, 2003)

10.12	Starbucks Corporation UK Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on From S-8, filed with the Securities and Exchange Commission on March 31, 2004)

21	Subsidiaries of Starbucks Corporation

23	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.