Form 10-Q
period 2005-04-03
STARBUCKS CORP
filed 2005-05-10
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2005

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☑      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 9, 2005
Common Stock, par value $0.001 per share	389,788,606

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended April 3, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
		(as restated,		(as restated,
		see Note 2)		see Note 2)
Net revenues:
Company-operated retail	$1,283,947	$1,050,481	$2,642,608	$2,130,976
Specialty:
Licensing	161,292	122,517	318,505	256,016
Foodservice and other	73,477	68,070	147,147	135,267

Total specialty	234,769	190,587	465,652	391,283

Total net revenues	1,518,716	1,241,068	3,108,260	2,522,259

Cost of sales including occupancy costs	628,740	508,268	1,276,495	1,036,977
Store operating expenses	532,944	425,976	1,053,950	831,797
Other operating expenses	46,347	40,802	90,628	84,500
Depreciation and amortization expenses	87,772	74,225	166,331	142,154
General and administrative expenses	81,929	79,982	165,528	150,399

Subtotal operating expenses	1,377,732	1,129,253	2,752,932	2,245,827

Income from equity investees	16,369	11,944	29,259	21,988

Operating income	157,353	123,759	384,587	298,420
Interest and other income, net	4,014	3,685	9,136	6,893

Earnings before income taxes	161,367	127,444	393,723	305,313
Income taxes	60,831	48,559	148,434	116,293

Net earnings	$100,536	$78,885	$245,289	$189,020

Net earnings per common share - basic	$0.25	$0.20	$0.61	$0.48
Net earnings per common share - diluted	$0.24	$0.19	$0.59	$0.46
Weighted average shares outstanding:
Basic	400,963	397,557	400,740	396,313
Diluted	414,031	411,559	414,676	409,608

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 3,	October 3,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,142	$145,053
Short-term investments - available-for-sale securities	490,379	483,157
Short-term investments - trading securities	33,083	24,799
Accounts receivable, net of allowances of $3,249 and $2,231, respectively	151,638	140,226
Inventories	406,073	422,663
Prepaid expenses and other current assets	83,175	71,347
Deferred income taxes, net	70,967	63,650

Total current assets	1,412,457	1,350,895

Long-term investments – available-for-sale securities	142,782	135,179
Equity and other investments	189,115	168,177
Property, plant and equipment, net	1,698,803	1,551,416
Other assets	58,978	85,561
Other intangible assets	29,620	26,800
Goodwill	71,662	68,950

TOTAL ASSETS	$3,603,417	$3,386,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,754	$199,346
Accrued compensation and related costs	204,324	208,927
Accrued occupancy costs	44,138	29,231
Accrued taxes	76,124	62,959
Other accrued expenses	156,965	123,684
Deferred revenue	168,610	121,377
Current portion of long-term debt	742	735

Total current liabilities	832,657	746,259

Deferred income taxes, net	5,929	21,770
Long-term debt	3,246	3,618
Other long-term liabilities	157,301	144,683
Shareholders’ equity:
Common stock and additional paid-in capital - Authorized, 600,000,000; issued and outstanding, 397,899,707 and 397,405,844 shares, respectively (includes 1,697,100 common stock units in both periods)	832,251	956,685
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,690,618	1,445,329
Accumulated other comprehensive income	42,022	29,241

Total shareholders’ equity	2,604,284	2,470,648

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,603,417	$3,386,978

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	26 Weeks Ended
	April 3,	March 28,
	2005	2004
		(as restated,
		see Note 2)
OPERATING ACTIVITIES
Net earnings	$245,289	$189,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	179,857	152,283
Provision for impairments and asset disposals	6,790	5,949
Deferred income taxes, net	(20,946)	(10,440)
Equity in income of investees	(16,102)	(8,724)
Tax benefit from exercise of non-qualified stock options	88,781	31,363
Net amortization of premium on securities	7,112	4,641
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	18,894	36,907
Accounts payable	(20,350)	(13,081)
Accrued compensation and related costs	(5,488)	32,093
Deferred revenue	47,061	31,734
Other accrued expenses	23,753	23,570
Other operating assets and liabilities	11,842	(2,154)

Net cash provided by operating activities	566,493	473,161

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(582,992)	(532,580)
Maturity of available-for-sale securities	362,666	63,639
Sale of available-for-sale securities	196,395	148,538
Acquisition, net of cash acquired	(11,282)	—
Net additions to equity, other investments and other assets	12,676	(22,916)
Distributions from equity investees	11,287	15,234
Net additions to property, plant and equipment	(311,690)	(137,726)

Net cash used by investing activities	(322,940)	(465,811)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	121,534	73,118
Principal payments on long-term debt	(366)	(360)
Repurchase of common stock	(334,749)	(40,724)

Net cash provided/(used) by financing activities	(213,581)	32,034

Effect of exchange rate changes on cash and cash equivalents	2,117	2,753

Net increase in cash and cash equivalents	32,089	42,137

CASH AND CASH EQUIVALENTS
Beginning of period	145,053	99,462

End of the period	$177,142	$141,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$108	$289
Income taxes	$68,523	$103,871

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 and 26 Weeks Ended April 3, 2005, and March 28, 2004

Note 1: Financial Statement Preparation

The unaudited consolidated financial statements as of April 3, 2005, and for the 13-week and 26-week periods ended April 3, 2005, and March 28, 2004, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods.

The financial information as of October 3, 2004, is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended October 3, 2004 (“Fiscal 2004”), included in Item 8 in the Fiscal 2004 Annual Report on Form 10-K/A (Amendment No. 1) (“2004 10-K/A”). The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes included in the 2004 10-K/A.

The results of operations for the 13-week and 26-week periods ended April 3, 2005, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2005.

Certain reclassifications of prior year’s balances have been made to conform to the current format. Specifically, Starbucks has reclassified its auction rate securities of $154.1 million, previously classified in “Cash and cash equivalents,” as “Short-term investments – available-for-sale securities” on the consolidated balance sheet as of October 3, 2004. The Company had historically classified these securities as cash equivalents based on management’s ability to liquidate its holdings during the predetermined interest rate reset auctions, which generally occurred within 90 days of acquiring the securities. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent per Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” requires reclassification to short-term investments.

The Company has made corresponding adjustments to its consolidated statement of cash flows for the prior year to reflect the gross purchases, sales and maturities of auction rate securities as investing activities rather than as a component of cash and cash equivalents. There was no impact on previously reported net earnings, cash flows from operating activities or shareholders’ equity as a result of the reclassification.

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

As a result of the above, the Company previously restated its consolidated balance sheet as of October 3, 2004 in its 2004 10-K/A. Following is a summary of the effects of the lease accounting corrections and the retroactive adjustments as discussed in Note 4 from the Company’s acquisition of 100% of its licensed operations in Germany on the Company’s consolidated statements of earnings for the 13 and 26 weeks ended March 28, 2004 (in thousands, except share data):

	Consolidated Statement of Earnings
	As Previously
13 Weeks Ended March 28, 2004	Reported	Adjustments	As Restated
Cost of sales including occupancy costs	$510,102	$(1,834)	$508,268
Depreciation and amortization expenses	71,966	2,259	74,225
Income from equity investees	12,281	(337)	11,944
Operating income	124,521	(762)	123,759
Earnings before income taxes	128,206	(762)	127,444
Income taxes	48,718	(159)	48,559
Net earnings	79,488	(603)	78,885
Net earnings per common share - basic	$0.20	$—	$0.20
Net earnings per common share - diluted	$0.19	$—	$0.19

	Consolidated Statement of Earnings
	As Previously
26 Weeks Ended March 28, 2004	Reported	Adjustments	As Restated
Cost of sales including occupancy costs	$1,040,386	$(3,409)	$1,036,977
Depreciation and amortization expenses	137,829	4,325	142,154
Income from equity investees	22,693	(705)	21,988
Operating income	300,041	(1,621)	298,420
Earnings before income taxes	306,934	(1,621)	305,313
Income taxes	116,635	(342)	116,293
Net earnings	190,299	(1,279)	189,020
Net earnings per common share - basic	$0.48	$—	$0.48
Net earnings per common share - diluted	$0.46	$—	$0.46

Following is a summary of the effects of the lease accounting corrections, adjustments for the Germany acquisition, and the reclassifications for auction rate securities as discussed in Note 1, on the Company’s consolidated statement of cash flows for the 26 weeks ended March 28, 2004 (in thousands):

	Consolidated Statement of Cash Flows
	As Previously
26 Weeks Ended March 28, 2004	Reported	Adjustments	As Restated
Net cash provided by operating activities	$464,292	$8,869	$473,161
Net cash used by investing activities	$(329,905)	$(135,906)	$(465,811)

Note 3: Summary of Significant Accounting Policies

Accounting for Stock-Based Compensation

The Company maintains several equity compensation plans under which, among other instruments, incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. The Company also maintains employee stock purchase plans (“ESPP”). Starbucks accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equals the market price on the date of grant, and any purchase discounts under the ESPP are within statutory limits, no compensation expense is recognized by the Company for stock-based compensation.

Had compensation cost been recognized based upon the estimated fair value on the grant date of stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net earnings and earnings per share by using the Black-Scholes option valuation model would have been as follows (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
Net earnings	$100,536	$78,885	$245,289	$189,020
Deduct: stock-based compensation expense determined under fair value method, net of tax	(15,983)	(12,407)	(28,059)	(20,828)

Pro forma net income	$84,553	$66,478	$217,230	$168,192

Earnings per share:
Basic – as reported	$0.25	$0.20	$0.61	$0.48

Basic – pro forma	$0.21	$0.17	$0.54	$0.42

Diluted – as reported	$0.24	$0.19	$0.59	$0.46

Diluted – pro forma	$0.21	$0.16	$0.53	$0.41

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require Starbucks to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. As amended by the SEC on April 14, 2005, the provisions of SFAS 123R are effective no later than the beginning of the next fiscal year that begins after June 15, 2005; therefore, Starbucks will adopt the new requirements no later than the beginning of its first fiscal quarter of 2006. Adoption of the expensing requirements will reduce the Company’s net earnings. Management continues to evaluate the impacts of adoption, including whether the Company should adopt the requirements on a retrospective or prospective basis and which valuation model is most appropriate.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations and expresses the SEC’s views regarding the valuation of share-based payment arrangements. Management is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.

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

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income

Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. The Company continues to evaluate the impact of the new Act, which will allow Starbucks to qualify for a benefit beginning in fiscal 2006.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company may elect to repatriate earnings in either fiscal 2005 or fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. In addition, the U.S. Treasury Department is expected to provide additional clarifying guidance on key elements of the repatriation provision. Earnings under consideration for repatriation range from $0 to $100 million and the related income tax effects from such repatriation cannot be reasonably estimated at this time. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.

Note 4: Business Acquisition

In November 2004, Starbucks increased its equity ownership from 18% to 100% for its licensed operations in Germany. As a result, management determined that a change in accounting method, from the cost method to the consolidation method, was necessary and included adjusting previously reported information for the Company’s proportionate share of net losses of 18% as required by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The cumulative effect of the accounting change for prior periods resulted in a reduction of retained earnings of $3.6 million as of October 4, 2004. See Note 19 in the Company’s 2004 10-K/A for additional information.

Note 5: Inventories

Inventories consist of the following (in thousands):

	April 3,	October 3,
	2005	2004
Coffee:
Unroasted	$222,896	$233,903
Roasted	41,099	46,070
Other merchandise held for sale	78,733	81,565
Packaging and other supplies	63,345	61,125

Total	$406,073	$422,663

As of April 3, 2005, the Company had committed to fixed-price purchase contracts for green coffee totaling $333 million. The Company believes, based on relationships established with its suppliers, the risk of non-delivery on such purchase commitments is remote.

Note 6: Derivative Financial Instruments

The Company manages its exposure to foreign currency risk within the consolidated financial statements according to a hedging policy. Under this policy, Starbucks may engage in transactions involving various derivative instruments with maturities generally not longer than five years, to hedge assets, liabilities, revenues and purchases.

Cash Flow Hedges

Starbucks and its subsidiaries, which include entities that use their local currency as their functional currency, enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and purchases. Current forward contracts hedge forecasted transactions denominated in Japanese yen and Canadian dollars, as well as in U.S. dollars, euros and Swiss francs, for foreign operations.

During the 13 weeks ended April 3, 2005, and March 28, 2004, net derivative losses of $0.4 million and $0.5 million were reclassified into revenues from other comprehensive income, respectively. During the 26 weeks ended April 3, 2005, and

March 28, 2004, net derivative losses of $0.8 million and $1.0 million were reclassified into revenues, respectively. For hedges of foreign denominated purchases, net derivative losses of $1.3 million and $0.2 million were reclassified into cost of sales during the 13-week periods ended April 3, 2005, and March 28, 2004, respectively. During the 26 weeks ended April 3, 2005, and March 28, 2004, net derivative losses of $2.3 million and $0.4 million were reclassified into cost of sales, respectively.

During the 26 weeks ended April 3, 2005, the Company entered into swap contracts to hedge a small portion of its forecasted U.S. fluid milk purchases through calendar year 2005. The effect of the swaps will fix the price paid by Starbucks for the monthly volume of milk purchases covered under the contracts. Starbucks recognized a gain of $0.1 million during the 13-week and 26-week periods ended April 3, 2005. Management intends to seek opportunities to expand this hedging program.

The Company had accumulated net derivative losses of $5.3 million, net of taxes, in other comprehensive income as of April 3, 2005, related to cash flow hedges. Of this amount, $3.6 million of net derivative losses will be reclassified into earnings within 12 months. No cash flow hedges were discontinued during the 13-week or 26-week periods ended April 3, 2005, and March 28, 2004. Current contracts will expire within 18 months.

Net Investment Hedges

Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. These forward foreign exchange contracts expire within 24 months and are intended to minimize foreign currency exposure to fluctuations in the Japanese yen. As a result of using the spot-to-spot method, the Company recognized net gains of $46 thousand and $197 thousand for the 13 weeks ended April 3, 2005, and March 28, 2004, respectively, and net gains of $0.2 million and $0.3 million for the 26 weeks ended April 3, 2005, and March 28, 2004, respectively. In addition, the Company had accumulated net derivative losses of $5.2 million, net of taxes, in other comprehensive income as of April 3, 2005.

Note 7: Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	April 3,	October 3,
	2005	2004
Land	$13,118	$13,118
Buildings	67,289	66,468
Leasehold improvements	1,759,159	1,605,907
Roasting and store equipment	777,054	683,747
Furniture, fixtures and other	477,524	415,307

	3,094,144	2,784,547
Less: accumulated depreciation and amortization	(1,503,244)	(1,326,266)

	1,590,900	1,458,281
Work in progress	107,903	93,135

Property, plant and equipment, net	$1,698,803	$1,551,416

Note 8: Shareholders’ Equity

Pursuant to the Company’s authorized share repurchase program and depending on market conditions, Starbucks may acquire shares of its common stock. Share repurchases are funded through cash, cash equivalents and available-for-sale securities. Starbucks acquired 6.5 million shares at an average price of $51.12 for a total cost of $334.7 million during the 26-week period ended April 3, 2005. Starbucks acquired 1.1 million shares at an average price of $37.02 for a total cost of $40.7 million during the 26-week period ended March 28, 2004. As of April 3, 2005, the Company had 12.1 million additional shares authorized for repurchase. On May 5, 2005, Starbucks announced that its Board of Directors authorized an additional 10 million shares for repurchase. The total remaining amount of shares authorized for repurchase as of May 5, 2005 was 15.7 million.

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

	13 Weeks Ended		26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
Net earnings	$100,536	$78,885	$245,289	$189,020
Unrealized holding gains/(losses) on cash flow hedging instruments	1,045	24	(3,020)	(2,327)
Unrealized holding gains/(losses) on net investment hedging instruments	1,185	(433)	(926)	(1,997)
Unrealized holding gains/(losses) on available-for-sale securities	(1,055)	358	(1,342)	136
Reclassification adjustment for losses realized in net income	1,257	532	1,803	379

Net unrealized gains/(losses)	2,432	481	(3,485)	(3,809)
Translation adjustment	(12,910)	3,285	16,266	20,660

Total comprehensive income	$90,058	$82,651	$258,070	$205,871

The unfavorable translation adjustment change for the 13-week period ended April 3, 2005, of $12.9 million was primarily due to the strengthening of the U.S. dollar against the euro, Japanese yen and British pound sterling. For the 13-week period ended March 28, 2004, there was a favorable translation adjustment change of $3.3 million primarily due to the weakening of the U.S. dollar against the British pound sterling.

The favorable translation adjustment changes for the 26-week periods ended April 3, 2005, and March 28, 2004, of $16.3 million and $20.7 million, respectively, were primarily due to the weakening of the U.S. dollar against several currencies, such as the British pound sterling, Japanese yen, euro and Canadian dollar.

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	April 3,	October 3,
	2005	2004
Net unrealized holding losses on available-for-sale securities	$(1,769)	$(523)
Net unrealized holding losses on hedging instruments	(10,503)	(8,264)
Translation adjustment	54,294	38,028

Accumulated other comprehensive income	$42,022	$29,241

Note 10: Earnings Per Share

The following table represents the calculation of net earnings per common share – basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
Net earnings	$100,536	$78,885	$245,289	$189,020
Weighted average common shares and common stock units outstanding (for basic calculation)	400,963	397,557	400,740	396,313
Dilutive effect of outstanding common stock options	13,068	14,002	13,936	13,295

Weighted average common and common equivalent shares outstanding (for diluted calculation)	414,031	411,559	414,676	409,608

Net earnings per common share — basic	$0.25	$0.20	$0.61	$0.48

Net earnings per common and common equivalent share — diluted	$0.24	$0.19	$0.59	$0.46

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. For the 13-week period ended April 3, 2005, these options totaled 6.8 million and for the 13-week period ended March 28, 2004, these options totaled 12 thousand, during which periods the average market price of the Company’s common stock was $53.58 and $36.26, respectively. For the 26-week period ended April 3, 2005, these options totaled 5.2 million and for the 26-week period ended March 28, 2004, these options totaled 12 thousand, during which the average market price of the Company’s common stock was $54.24 and $33.71, respectively.

Note 11: Commitments and Contingencies

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of April 3, 2005, the maximum amount of the guarantees was approximately $10.2 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee in its statement of financial position.

During the 26-week period ended April 3, 2005, Starbucks entered into commitments under which it unconditionally guaranteed its proportionate share, or 50%, of bank line of credit borrowings of certain unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $6.4 million, excluding interest and other related costs, and these commitments expire in 2007. As of April 3, 2005, none of the unconsolidated equity investees had drawn against its line of credit; however, the Company recorded $2.9 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 26-week period ended April 3, 2005.

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

Note 12: Segment Reporting

Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United		Unallocated
13 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
April 3, 2005
Total net revenues	$1,276,418	$242,298	$—	$1,518,716
Earnings/(loss) before income taxes	196,058	17,483	(52,174)	161,367
Depreciation and amortization expenses	64,819	14,128	8,825	87,772
Income from equity investees	8,564	7,805	—	16,369

March 28, 2004
Total net revenues	$1,055,473	$185,595	$—	$1,241,068
Earnings/(loss) before income taxes	173,170	8,075	(53,801)	127,444
Depreciation and amortization expenses	54,217	11,647	8,361	74,225
Income from equity investees	6,682	5,262	—	11,944

	United		Unallocated
26 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
April 3, 2005
Total net revenues	$2,615,191	$493,069	$—	$3,108,260
Earnings/(loss) before income taxes	461,704	37,283	(105,264)	393,723
Depreciation and amortization expenses	122,154	27,217	16,960	166,331
Income from equity investees	17,272	11,987	—	29,259

March 28, 2004
Total net revenues	$2,146,090	$376,169	$—	$2,522,259
Earnings/(loss) before income taxes	387,111	18,779	(100,577)	305,313
Depreciation and amortization expenses	103,255	22,345	16,554	142,154
Income from equity investees	13,117	8,871	—	21,988

(1)	For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment.

(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the accompanying consolidated statements of earnings.

The table below represents information by geographic area (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
Net revenues from external customers:
United States	$1,279,019	$1,057,552	$2,620,721	$2,151,043
Foreign countries	239,697	183,516	487,539	371,216

Total	$1,518,716	$1,241,068	$3,108,260	$2,522,259

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 80% of foreign net revenues. No customer accounts for 10% or more of the Company’s revenues.

Note 13: Subsequent Event

On April 6, 2005, Starbucks acquired substantially all of the assets of Ethos Brands, LLC, a privately held bottled water company based in Santa Monica, California, for approximately $8 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue and net earnings growth, effective tax rate, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission (“SEC”), including the “Certain Additional Risks and Uncertainties” section of the Starbucks Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004.

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

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004.

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2004 had 53 weeks, with the 53rd week falling in the fiscal fourth quarter. The fiscal year ending on October 2, 2005 will include 52 weeks.

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). The Company’s management determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then-current method of accounting for rent holidays were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for the fiscal year ended October 3, 2004. For additional information, see Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004.

See Note 2 in Item 1 of this Report for a summary of the effect of this change on the Company’s consolidated statement of earnings and cash flows for the 13 and 26 weeks ended March 28, 2004.

Management Overview

During both the 13 and 26-week periods ended April 3, 2005, all areas of Starbucks business, from U.S. and International Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance. Starbucks believes the Company’s ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing shareholder value. Starbucks quarterly and period-to-date fiscal 2005 performance provides a strong example of the Company’s continuing commitment to achieving this balance.

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

In addition to opening new retail stores, Starbucks is targeting to increase revenues generated at new and existing

Company-operated stores by attracting new customers and increasing the frequency of visits by current customers. The strategy is to increase first year average store sales and comparable store sales by continuously improving the level of customer service, introducing innovative products and improving the speed of service through training, technology and process improvement.

In licensed retail operations, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores, which may generate additional royalty income and product sales. The Company’s strategy is to selectively increase its equity stake in licensed international operations as these markets develop.

The combination of more retail stores, higher revenues from existing stores including comparable store sales growth of 7% and growth in other business channels in both the United States and International operating segments resulted in a 22% increase in total net revenues for the 13 weeks ended April 3, 2005, compared to the same period of fiscal 2004. This was slightly above the Company’s three to five year revenue growth target of approximately 20%. Comparable store sales growth was 9% for the 26 weeks ended April 3, 2005, compared to the same period of fiscal 2004.

Since additional retail stores can leverage existing support organizations and facilities, the Company’s infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. For the 13 weeks ended April 3, 2005, operating income as a percentage of total net revenues increased to 10.3% from 10.0% in the same period of fiscal 2004, and net earnings increased by 27%, compared to the same period in fiscal 2004. For the 26 weeks ended April 3, 2005, operating income as a percentage of total net revenues increased to 12.4% from 11.8% in the same period of fiscal 2004, and net earnings increased by 30%, compared to the same period in fiscal 2004. These results demonstrated the Company’s ability to improve operating margin despite higher retail store operating expenses and increased dairy costs compared to prior periods. The Company’s International operations delivered improved operating results, primarily due to leverage gained on most operating expenses distributed over an expanded revenue base. In recent fiscal years, the Company made substantial infrastructure investments in corporate and regional support facilities and personnel, as well as established more efficient distribution networks. Such investments were necessary to support the Company’s planned international expansion, which is now realizing substantial benefit from this foundation.

Management is targeting longer term comparable store sales growth of 3% to 7% and continues to believe that new store development opportunities on a global basis are sufficient for the Company to maintain a high level of unit growth and that the execution of the current retail operating strategy can continue to increase first year average store sales and comparable store sales. These revenue growth opportunities, coupled with continuous focus on controlling both operating and capital costs, should allow Starbucks to continue to modestly improve margins and achieve annual revenue growth of approximately 20% and annual earnings per share growth of 20-25% for the next three to five years.

Results of Operations for the 13 Weeks Ended April 3, 2005 and March 28, 2004

CONSOLIDATED RESULTS

Net revenues for the 13 weeks ended April 3, 2005, increased 22% to $1.5 billion from $1.2 billion for the corresponding period of fiscal 2004, driven by increases in both Company-operated retail revenues and specialty operations.

During the 13-week period ended April 3, 2005, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $1.3 billion for the 13 weeks ended April 3, 2005, from $1.1 billion for the same period in fiscal 2004. The increase was primarily attributable to the opening of 669 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the 13 weeks ended April 3, 2005. The increase in comparable store sales was due to a 4% increase in the number of customer transactions and a 3% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores. The increase in average value per transaction was primarily attributable to a beverage price increase in October 2004 in the Company’s U.S. and Canadian markets.

The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 23% to $235 million for the 13 weeks ended April 3, 2005, from $191 million for the corresponding period of fiscal 2004.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 32% to $161 million for the 13 weeks ended April 3, 2005, from $123 million for the corresponding period of fiscal 2004. The increase was primarily attributable to higher product sales and royalty revenues from the opening of 758 new licensed retail stores in the last 12 months.

Foodservice and other revenues increased 8% to $73 million for the 13 weeks ended April 3, 2005, from $68 million for the corresponding period of fiscal 2004. The increase was primarily attributable to the growth in new and existing U.S. and International foodservice accounts.

Cost of sales including occupancy costs increased to 41.4% of total net revenues for the 13 weeks ended April 3, 2005, compared to 41.0% for the corresponding period of fiscal 2004. The increase was primarily due to higher initial costs associated with the Company’s continued expansion of the lunch program in Company-operated retail stores, as well as higher dairy costs, offset in part by a higher average value per retail transaction.

Store operating expenses as a percentage of Company-operated retail revenues increased to 41.5% for the 13 weeks ended April 3, 2005, from 40.6% for the corresponding period of fiscal 2004. The increase was primarily due to higher payroll-related expenditures as well as higher maintenance and repair expenditures to ensure a consistent Starbucks Experience in existing stores. The higher payroll-related expenditures were primarily the result of additional employees for future planned acceleration of Company-operated store openings, extended store operating hours and a higher number of drive-thru locations opened in the past year. The Starbucks Experience, or third place experience after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores.

Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 19.7% of total specialty revenues for the 13 weeks ended April 3, 2005, compared to 21.4% in the corresponding period of fiscal 2004. The decrease was primarily due to lower expenditures within the grocery and warehouse club businesses and efficiencies gained from the expansion of the foodservice distribution network.

Depreciation and amortization expenses increased to $88 million for the 13 weeks ended April 3, 2005, compared to $74 million for the corresponding period of fiscal 2004. The increase was primarily due to the opening of 669 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 5.8% for the 13 weeks ended April 3, 2005, from 6.0% for the corresponding 13-week period of fiscal 2004.

General and administrative expenses increased to $82 million for the 13 weeks ended April 3, 2005, compared to $80 million for the corresponding period of fiscal 2004. The increase was primarily due to higher professional fees in support of both domestic and international expansion, partially offset by a lower provision for incentive compensation. As a percentage of total net revenues, general and administrative expenses decreased to 5.4% for the 13 weeks ended April 3, 2005 from 6.4% for the corresponding period of fiscal 2004.

Income from equity investees increased to $16 million for the 13 weeks ended April 3, 2005, compared to $12 million for the corresponding period of fiscal 2004. The increase was primarily due to volume driven operating results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and improved results from International investees as a result of new licensed retail store openings, particularly in Japan.

Operating income increased 27% to $157 million for the 13 weeks ended April 3, 2005, compared to $124 million for the corresponding 13-week period of fiscal 2004. Operating margin increased to 10.3% of total net revenues for the 13 weeks ended April 3, 2005, compared to 10.0% for the corresponding period of fiscal 2004, primarily due to strong revenue growth and leverage of general and administrative and other operating expenses, partially offset by higher retail store operating expenses.

Interest and other income remained unchanged at $4 million for both the 13 weeks ended April 3, 2005, and March 28, 2004. Higher interest income earned on higher cash and liquid investment balances was offset by a decrease in the market value of trading securities for the 13 weeks ended April 3, 2005, compared to an increase in market value for the corresponding period in fiscal 2004.

Income taxes for the 13 weeks ended April 3, 2005 resulted in an effective tax rate of 37.7%, compared to 38.1% in the corresponding period of fiscal 2004. The Company currently estimates that its effective tax rate for fiscal year 2005 will approximate 37.7%, with minor variations from quarter to quarter.

SEGMENT RESULTS

Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):

		% of			% of
		United			Inter-			% of
	United	States		Inter-	national		Unallocated	Total
13 Weeks Ended April 3, 2005	States	Revenue		national	Revenue		Corporate	Net Revenues	Consolidated

Net revenues:
Company-operated retail	$1,084,737	85.0%		$199,210	82.2%		$—	—%	$1,283,947
Specialty:
Licensing	124,136	9.7		37,156	15.3		—	—	161,292
Foodservice and other	67,545	5.3		5,932	2.5		—	—	73,477

Total specialty	191,681	15.0		43,088	17.8		—	—	234,769

Total net revenues	1,276,418	100.0		242,298	100.0		—	—	1,518,716

Cost of sales including occupancy costs	504,076	39.5		124,664	51.5		—	—	628,740
Store operating expenses	456,838	42.1	(1)	76,106	38.2	(1)	—	—	532,944
Other operating expenses	38,841	20.3	(2)	7,506	17.4	(2)	—	—	46,347
Depreciation and amortization expenses	64,819	5.1		14,128	5.8		8,825	0.6	87,772
General and administrative expenses	24,350	1.9		10,216	4.2		47,363	3.1	81,929

Income from equity investees	8,564	0.7		7,805	3.2		—	—	16,369

Operating income/(loss)	$196,058	15.4%		$17,483	7.2%		$(56,188)	(3.7)%	$157,353

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
13 Weeks Ended March 28, 2004	States	Revenue		national	Revenue		Corporate	Revenues	Consolidated

(as restated)
Net revenues:
Company-operated retail	$898,249	85.1%		$152,232	82.0%		$—	—%	$1,050,481
Specialty:
Licensing	93,157	8.8		29,360	15.8		—	—	122,517
Foodservice and other	64,067	6.1		4,003	2.2		—	—	68,070

Total specialty	157,224	14.9		33,363	18.0		—	—	190,587

Total net revenues	1,055,473	100.0		185,595	100.0		—	—	1,241,068

Cost of sales including occupancy costs	412,315	39.1		95,953	51.7		—	—	508,268
Store operating expenses	369,348	41.1	(1)	56,628	37.2	(1)	—	—	425,976
Other operating expenses	34,743	22.1	(2)	6,059	18.2	(2)	—	—	40,802
Depreciation and amortization expenses	54,217	5.1		11,647	6.3		8,361	0.7	74,225
General and administrative expenses	18,362	1.7		12,495	6.7		49,125	3.9	79,982

Income from equity investees	6,682	0.6		5,262	2.8		—	—	11,944

Operating income/(loss)	$173,170	16.4%		$8,075	4.4%		$(57,486)	(4.6)%	$123,759

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

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

United States total net revenues increased by $221 million, or 21%, to $1.3 billion for the 13 weeks ended April 3, 2005, compared to $1.1 billion for the corresponding period of fiscal 2004.

United States Company-operated retail revenues increased by $186 million, or 21%, to $1.1 billion for the 13 weeks ended

April 3, 2005, compared to $898 million for the corresponding period of fiscal 2004, primarily due to the opening of 543 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the quarter. The increase in comparable store sales was due to a 4% increase in the number of customer transactions and a 3% increase in the average value per transaction.

Total United States specialty revenues increased $34 million, or 22%, to $192 million for the 13 weeks ended April 3, 2005, compared to $157 million in the corresponding period of fiscal 2004. United States licensing revenues increased $31 million, or 33%, to $124 million, compared to $93 million for the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues as a result of opening 461 new licensed retail stores in the last 12 months and the national rollout of the Starbucks TM Coffee Liqueur during the fiscal second quarter of 2005. United States foodservice and other revenues increased $4 million, or 5%, to $68 million from $64 million in fiscal 2004, primarily due to growth in new and existing foodservice accounts.

United States operating income increased by 13% to $196 million for the 13 weeks ended April 3, 2005, from $173 million for the same period in fiscal 2004. Operating margin decreased to 15.4% of related revenues from 16.4% in the corresponding period of fiscal 2004, primarily due to higher payroll-related expenditures as well as higher maintenance and repair expenditures to ensure a consistent Starbucks Experience in existing stores. The higher payroll-related expenditures were primarily the result of additional employees for future planned acceleration of Company-operated store openings, extended store operating hours and a higher number of drive-thru locations opened in the past year.

International

International operations (“International”) sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, Thailand, Australia, Singapore and Germany. Specialty operations in International primarily include retail store licensing operations in more than 25 other countries and foodservice accounts in Canada and the United Kingdom. Certain of the Company’s International operations are in various early stages of development and have country-specific regulatory requirements that necessitate a more extensive support organization relative to the current levels of revenue and operating income, than in the United States.

International total net revenues increased $57 million, or 31%, to $242 million for the 13 weeks ended April 3, 2005, compared to $186 million for the corresponding period of fiscal 2004.

International Company-operated retail revenues increased $47 million, or 31%, to $199 million for the 13 weeks ended April 3, 2005, compared to $152 million for the corresponding period for fiscal 2004, primarily due to the opening of 126 new Company-operated retail stores in the last 12 months, comparable store sales growth of 5% for the quarter and favorable foreign currency exchange rates for both the Canadian dollar and the British pound sterling. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions coupled with a 1% increase in the average value per transaction.

Total International specialty revenues increased $10 million, or 29%, to $43 million for the 13 weeks ended April 3, 2005, compared to $33 million in the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues from opening 297 new licensed retail stores in the last 12 months and expansion of the Canadian grocery and warehouse club business.

International operating income increased to $17 million for the 13 weeks ended April 3, 2005, from $8 million in the corresponding period of fiscal 2004. Operating margin increased to 7.2% of related revenues from 4.4% in the corresponding period of fiscal 2004, primarily due to leverage gained on fixed costs distributed over an expanded revenue base.

Unallocated Corporate

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated corporate expenses decreased to $56 million for the 13 weeks ended April 3, 2005, compared to $57 million in the corresponding period of fiscal 2004, primarily due to a lower provision for incentive compensation, partially offset by higher professional fees in support of both domestic and International expansion. Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.7% for the 13 weeks ended April 3, 2005 compared to 4.6% for the corresponding period of fiscal 2004.

Results of Operations for the 26 Weeks Ended April 3, 2005 and March 28, 2004

CONSOLIDATED RESULTS

Net revenues for the 26 weeks ended April 3, 2005, increased 23% to $3.1 billion from $2.5 billion for the corresponding period of fiscal 2004, driven by increases in both Company-operated retail revenues and specialty operations.

During the 26-week period ended April 3, 2005, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 24% to $2.6 billion for the 26 weeks ended April 3, 2005, from $2.1 billion for the same period in fiscal 2004. The increase was primarily attributable to the opening of 669 new Company-operated retail stores in the last 12 months and comparable store sales growth of 9% for the 26 weeks ended April 3, 2005. The increase in comparable store sales was due to a 5% increase in the number of customer transactions and a 4% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores. The increase in average value per transaction was primarily attributable to a beverage price increase in October 2004 in the Company’s U.S. and Canadian markets.

The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 19% to $466 million for the 26 weeks ended April 3, 2005, from $391 million for the corresponding period of fiscal 2004.

Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 24% to $319 million for the 26 weeks ended April 3, 2005, from $256 million for the corresponding period of fiscal 2004. The increase was primarily attributable to higher product sales and royalty revenues from the opening of 758 new licensed retail stores in the last 12 months.

Foodservice and other revenues increased 9% to $147 million for the 26 weeks ended April 3, 2005, from $135 million for the corresponding period of fiscal 2004. The increase was primarily attributable to the growth in new and existing U.S. and International foodservice accounts.

Cost of sales including occupancy costs remained unchanged at 41.1% of total net revenues for both the 26 weeks ended April 3, 2005, and March 28, 2004, primarily due to higher initial costs associated with the Company’s continued expansion of the lunch program in Company-operated retail stores and higher dairy costs, offset by a higher average value per retail transaction.

Store operating expenses as a percentage of Company-operated retail revenues increased to 39.9% for the 26 weeks ended April 3, 2005, from 39.0% for the corresponding period of fiscal 2004. The increase was primarily due to higher payroll-related expenditures, as well as higher maintenance and repair expenditures to ensure a consistent Starbucks Experience in existing stores. The higher payroll-related expenditures were primarily the result of additional employees for future planned acceleration of Company-operated store openings, extended store operating hours and a higher number of drive-thru locations opened in the past year.

Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 19.5% of total specialty revenues for the 26 weeks ended April 3, 2005, compared to 21.6% in the corresponding period of fiscal 2004. The decrease was primarily due to lower expenditures within the grocery and warehouse club businesses and efficiencies gained from the expansion of the foodservice distribution network.

Depreciation and amortization expenses increased to $166 million for the 26 weeks ended April 3, 2005, compared to $142 million for the corresponding period of fiscal 2004. The increase was primarily due to the opening of 669 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 5.4% for the 26 weeks ended April 3, 2005, from 5.6% for the corresponding 26-week period of fiscal 2004.

General and administrative expenses increased to $166 million for the 26 weeks ended April 3, 2005, compared to $150 million for the corresponding period of fiscal 2004. The increase was primarily due to higher professional fees and payroll-related expenditures in support of both domestic and international expansion, partially offset by a lower provision for incentive compensation. As a percentage of total net revenues, general and administrative expenses decreased to 5.3% for the 26 weeks ended April 3, 2005 from 6.0% for the corresponding period of fiscal 2004.

Income from equity investees increased to $29 million for the 26 weeks ended April 3, 2005, compared to $22 million for the corresponding period of fiscal 2004. The increase was primarily due to volume driven operating results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and improved results from international investees primarily as a result of new licensed retail store openings.

Operating income increased 29% to $385 million for the 26 weeks ended April 3, 2005, compared to $298 million for the corresponding 26-week period of fiscal 2004. Operating margin increased to 12.4% of total net revenues for the 26 weeks ended April 3, 2005, compared to 11.8% for the corresponding period of fiscal 2004, primarily due to strong revenue growth and leverage of general and administrative and other operating expenses, partially offset by higher retail store operating expenses.

Interest and other income increased to $9 million for the 26 weeks ended April 3, 2005, compared to $7 million in the corresponding period of fiscal 2004, primarily due to interest income earned on higher cash and liquid investment balances, offset in part by a smaller increase in the market value of trading securities for the 26 weeks ended April 3, 2005, compared to the corresponding period in fiscal 2004.

Income taxes for the 26 weeks ended April 3, 2005 resulted in an effective tax rate of 37.7%, compared to 38.1% in the corresponding period of fiscal 2004.

SEGMENT RESULTS

Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):

		% of			% of
		United			Inter-			% of
	United	States		Inter-	national		Unallocated	Total
26 Weeks Ended April 3, 2005	States	Revenue		national	Revenue		Corporate	Net Revenues	Consolidated

Net revenues:
Company-operated retail	$2,234,367	85.4%		$408,241	82.8%		$—	—%	$2,642,608
Specialty:
Licensing	245,271	9.4		73,234	14.9		—	—	318,505
Foodservice and other	135,553	5.2		11,594	2.3		—	—	147,147

Total specialty	380,824	14.6		84,828	17.2		—	—	465,652

Total net revenues	2,615,191	100.0		493,069	100.0		—	—	3,108,260

Cost of sales including occupancy costs	1,025,789	39.2		250,706	50.8		—	—	1,276,495
Store operating expenses	900,899	40.3	(1)	153,051	37.5	(1)	—	—	1,053,950
Other operating expenses	75,944	19.9	(2)	14,684	17.3	(2)	—	—	90,628
Depreciation and amortization expenses	122,154	4.7		27,217	5.5		16,960	0.6	166,331
General and administrative expenses	45,973	1.8		22,115	4.5		97,440	3.1	165,528

Income from equity investees	17,272	0.7		11,987	2.4		—	—	29,259

Operating income/(loss)	$461,704	17.7%		$37,283	7.6%		$(114,400)	(3.7)%	$384,587

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
26 Weeks Ended March 28, 2004	States	Revenue		national	Revenue		Corporate	Revenues	Consolidated

(as restated)
Net revenues:
Company-operated retail	$1,822,793	84.9%		$308,183	81.9%		$—	—%	$2,130,976
Specialty:
Licensing	195,773	9.1		60,243	16.0		—	—	256,016
Foodservice and other	127,524	6.0		7,743	2.1		—	—	135,267

Total specialty	323,297	15.1		67,986	18.1		—	—	391,283

Total net revenues	2,146,090	100.0		376,169	100.0		—	—	2,522,259

Cost of sales including occupancy costs	843,647	39.3		193,330	51.4		—	—	1,036,977
Store operating expenses	718,493	39.4	(1)	113,304	36.8	(1)	—	—	831,797
Other operating expenses	71,700	22.2	(2)	12,800	18.8	(2)	—	—	84,500
Depreciation and amortization expenses	103,255	4.8		22,345	5.9		16,554	0.7	142,154
General and administrative expenses	35,001	1.6		24,482	6.5		90,916	3.6	150,399

Income from equity investees	13,117	0.6		8,871	2.4		—	—	21,988

Operating income/(loss)	$387,111	18.0%		$18,779	5.0%		$(107,470)	(4.3)%	$298,420

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

United States

United States total net revenues increased by $469 million, or 22%, to $2.6 billion for the 26 weeks ended April 3, 2005, compared to $2.1 billion for the corresponding period of fiscal 2004.

United States Company-operated retail revenues increased by $412 million, or 23%, to $2.2 billion for the 26 weeks ended April 3, 2005, compared to $1.8 billion for the corresponding period of fiscal 2004, primarily due to the opening of 543 new Company-operated retail stores in the last 12 months and comparable store sales growth of 9% for the 26 weeks ended April 3, 2005. The increase in comparable store sales was due to a 5% increase in the number of customer transactions and a 4% increase in the average dollar value per transaction.

Total United States specialty revenues increased $58 million, or 18%, to $381 million for the 26 weeks ended April 3, 2005, compared to $323 million in the corresponding period of fiscal 2004. United States licensing revenues increased $49 million, or 25%, to $245 million, compared to $196 million for the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues as a result of opening 461 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased $8 million, or 6%, to $136 million from $128 million in fiscal 2004, primarily due to growth in new and existing foodservice accounts.

United States operating income increased by 19% to $462 million for the 26 weeks ended April 3, 2005, from $387 million for the same period in fiscal 2004. Operating margin decreased to 17.7% of related revenues from 18.0% in the corresponding period of fiscal 2004, primarily due to higher payroll-related expenditures as well as higher maintenance and repair expenditures to ensure a consistent Starbucks Experience in existing stores. The higher payroll-related expenditures were primarily the result of additional employees for future planned acceleration of Company-operated store openings, extended store operating hours and a higher number of drive-thru locations opened in the past year.

International

International total net revenues increased $117 million, or 31%, to $493 million for the 26 weeks ended April 3, 2005, compared to $376 million for the corresponding period of fiscal 2004.

International Company-operated retail revenues increased $100 million, or 32%, to $408 million for the 26 weeks ended April 3, 2005, compared to $308 million for the corresponding period for fiscal 2004, primarily due to the opening of 126 new Company-operated retail stores in the last 12 months, favorable foreign currency exchange rates for both the British pound sterling and Canadian dollar, and comparable store sales growth of 6% for the quarter. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.

Total International specialty revenues increased $17 million, or 25%, to $85 million for the 26 weeks ended April 3, 2005, compared to $68 million in the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues from opening 297 new licensed retail stores in the last 12 months and expansion of the Canadian grocery and warehouse club business.

International operating income increased to $37 million for the 26 weeks ended April 3, 2005, from $19 million in the corresponding period of fiscal 2004. Operating margin increased to 7.6% of related revenues from 5.0% in the corresponding period of fiscal 2004, primarily due to leverage gained on fixed costs distributed over an expanded revenue base.

Unallocated Corporate

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $114 million for the 26 weeks ended April 3, 2005, compared to $107 million in the corresponding period of fiscal 2004. The increase was primarily due to higher payroll-related expenditures as well as higher professional fees, in support of both domestic and International expansion, partially offset by a lower provision for incentive compensation. Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.7% for the 26 weeks ended April 3, 2005 compared to 4.3% for the corresponding period of fiscal 2004.

Liquidity and Capital Resources

The following table represents components of the Company’s most liquid assets (in thousands):

	April 3,	October 3,
	2005	2004
Cash and cash equivalents	$177,142	$145,053
Short-term investments – available-for-sale and trading securities	523,462	507,956
Long-term investments – available-for-sale securities	142,782	135,179

Total	$843,386	$788,188

Starbucks has reclassified its auction rate securities of $154.1 million, previously classified in “Cash and cash equivalents,” as “Short-term investments – available-for-sale securities” on the consolidated balance sheet as of October 3, 2004. The Company had historically classified these securities as cash equivalents based on management’s ability to liquidate its holdings during the predetermined interest rate reset auctions, which generally occurred within 90 days of acquiring the securities. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent per Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” requires reclassification to short-term investments.

The Company has made corresponding adjustments to its consolidated statement of cash flows for the prior year to reflect the gross purchases, sales and maturities of auction rate securities as investing activities rather than as a component of cash and cash equivalents. There was no impact on previously reported cash flows from operating activities as a result of the reclassification.

The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs. Cash and cash equivalents increased by $32 million for the 26 weeks ended April 3, 2005, to $177 million. The Company ended the period with $843 million in total cash and cash equivalents and liquid investments.

The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees. Depending on market conditions, Starbucks may acquire additional shares of its common stock. Management believes that existing cash and investments, as well as cash generated from operations, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions, share repurchases and/or other new business opportunities may require outside funding.

Other than normal operating expenses, cash requirements for the remainder of fiscal 2005 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as additional share repurchases. Management expects capital expenditures in fiscal 2005 to be in the range of $600 million to $650 million, related to opening approximately 650 Company-operated stores, remodeling certain existing stores and enhancing its production capacity and information systems.

Cash provided by operating activities totaled $566 million for the 26 weeks ended April 3, 2005. Net earnings provided $245 million, non-cash depreciation and amortization expenses provided $180 million and the tax benefit from the exercise of non-qualified stock options provided $89 million.

Cash used by investing activities for the 26 weeks ended April 3, 2005, totaled $323 million. Net capital additions to property, plant and equipment used $312 million primarily from opening 293 new Company-operated retail stores and remodeling certain existing stores. Gross capital additions for the 26 weeks ended April 3, 2005, were $334 million and were offset by the change in disposal and foreign currency translation adjustments totaling $22 million. In November 2004, the Company increased its equity ownership from 18% to 100% for its licensed operations in Germany, which used $11 million, net of cash acquired.

Cash used by financing activities for the 26 weeks ended April 3, 2005, totaled $214 million, which was primarily attributed to the Company’s repurchase of shares of its common stock under its stock repurchase program, partially offset by the exercise of stock options and sale of stock under the Company’s employee stock purchase plans. As the Company reported in its Current Report on Form 8-K filed May 5, 2005, the Starbucks Board of Directors authorized an additional 10 million shares for repurchase. The total remaining amount of shares authorized for repurchase as of May 5, 2005 was 15.7 million. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as management may consider relevant.

Store Data

The following table summarizes the Company’s retail store information:

	Net stores opened		Net stores opened
	during the period		during the period
	13-week period ended		26-week period ended		Stores open as of
	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004	2005	2004

United States:
Company-operated Stores	131	103	232	203	4,525	3,982
Licensed Stores	98	87	241	197	2,080	1,619

	229	190	473	400	6,605	5,601

International:
Company-operated Stores (1)	21	22	61	65	1,018	892
Licensed Stores (1)	62	55	158	144	1,638	1,341

	83	77	219	209	2,656	2,233

Total	312	267	692	609	9,261	7,834

(1)	International store data has been adjusted for the 100% acquisition of the Germany and Singapore licensed operations by reclassifying historical information from Licensed Stores to Company-operated Stores.

Starbucks plans to open approximately 1,500 new stores on a global basis in fiscal 2005. In the United States, Starbucks plans to open approximately 550 Company-operated locations and 525 licensed locations. In International markets, Starbucks plans to open approximately 100 Company-operated stores and 325 licensed stores.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Fiscal 2004 Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangement

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of April 3, 2005, the maximum amount of the guarantees was approximately $10.2 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee in its statement of financial position.

Product Warranties

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 26-week period ended April 3, 2005.

Commodity Prices, Availability and General Risk Conditions

The supply and price of coffee are subject to significant volatility. Although most green coffee trades in the commodity market, coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. The Company’s ability to raise sales prices in response to rising coffee prices may be limited, and the Company’s profitability could be adversely affected if coffee prices were to rise substantially.

With green coffee commodity costs at relatively low levels in recent years, the Company has used fixed-price purchase commitments in order to secure an adequate supply of quality green coffee, bring greater certainty to the cost of sales in future periods, and ensure a fair and sustainable price to coffee producers. As of April 3, 2005, the Company had $333 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee well into fiscal 2006. The Company believes, based on relationships established with its suppliers, the risk of nondelivery on such purchase commitments is remote. In recent months, green coffee commodity costs have increased significantly over the relatively low rates of the past few years. Given this trend, the Company believes that fixed-price purchase commitments may not be available, and so expects to return to its previous practice of price-to-be-fixed purchase contracts for green coffee purchases for the foreseeable future. The Company believes that, in the current environment, price-to-be-fixed contracts will enable the Company to secure an adequate supply of quality green coffee, but will decrease the certainty of the cost of sales in future periods.

Fluid milk prices in the United States, which closely follow the monthly Class I fluid milk base price as calculated by the U.S. Department of Agriculture, rose significantly in fiscal 2004. Should dairy costs continue to rise, the Company’s profitability could be adversely affected. Management continues to monitor published dairy prices on the related commodities markets, but cannot predict with any certainty the future prices to be paid for dairy products. During the 26 weeks ended April 3, 2005, the Company entered into swap contracts to hedge a small portion of its forecasted U.S. fluid milk purchases through calendar year 2005. Management will continue to seek opportunities to expand this program.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require Starbucks to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. As amended by the SEC on April 14, 2005, the provisions of SFAS 123R are effective no later than the beginning of the next fiscal year that begins after June 15, 2005; therefore, Starbucks will adopt the new requirements no later than the beginning of its first fiscal quarter of 2006. Adoption of the expensing requirements will reduce the Company’s net earnings. Management continues to evaluate the impacts of adoption, including whether the Company should adopt the requirements on a retrospective or prospective basis and which valuation model is most appropriate.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations and expresses the SEC’s views regarding the valuation of share-based payment arrangements. Management is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.

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

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. The Company continues to evaluate the impact of the new Act, which will allow Starbucks to qualify for a benefit beginning in fiscal 2006.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company may elect to repatriate earnings in either fiscal 2005 or fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. In addition, the U.S. Treasury Department is expected to provide additional clarifying guidance on key elements of the repatriation provision. Earnings under consideration for repatriation range from $0 to $100 million and the related income tax effects from such repatriation cannot be reasonably estimated at this time. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of April 3, 2005, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Japan. These contracts expire within 24 months.

Based on the foreign exchange contracts outstanding as of April 3, 2005, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of April 3, 2005, would result in a reduced fair value of these derivative financial instruments of approximately $11.9 million, of which $5.0 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $12.9 million, of which $7.2 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.

There has been no material change in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2004 Annual Report on Form 10-K/A.

Item 4. Controls and Procedures

As described in Note 2, “Restatement of Financial Statements,” in the Notes to Consolidated Financial Statements included in Item 1 of this Report, the Company completed a review in February 2005 of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical methods of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and accounting for rent holidays were not in accordance with GAAP. As a result, the Company restated its previously issued audited consolidated financial statements for the years ended October 3, 2004, September 28, 2003, and September 29, 2002.

Restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination that previously issued financial statements should be restated, the Company’s management concluded that a material weakness in internal control over financial reporting existed as of January 2, 2005, and disclosed that matter to the Audit and Compliance Committee and to the Company’s independent registered public accounting firm.

In February 2005, the Company remediated the material weakness by evaluating its lease accounting methods, and correcting its methods of accounting for tenant improvement allowances and rent holidays.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (April 3, 2005), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended April 3, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Controls

At the end of fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accountant will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountant to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended April 3, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased	that May Yet Be
	Number	Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period (1)	Purchased	Share	or Programs (2)	Programs (2)
January 3, 2005 - January 30, 2005	—	$—	—	18,599,531
January 31, 2005 - February 27, 2005	4,430,931	$50.33	4,430,931	14,168,600
February 28, 2005 – April 3, 2005	2,118,000	$52.75	2,118,000	12,050,600

Total	6,548,931	$51.12	6,548,931

(1)	Monthly information is presented by reference to the Company’s fiscal months during the period covered by this Quarterly Report on Form 10-Q.

(2)	The Company’s share repurchase program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase ten million and nine million shares of common stock, announced on March 31, 2003 and September 23, 2004, respectively. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2005, on that same date the Company announced an authorization by the Board of Directors to repurchase up to ten million shares of its common stock in addition to the approximately 5.7 million shares remaining available under prior authorizations as of May 5, 2005. None of these authorizations has an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on February 9, 2005, the shareholders (i) elected four
Class 3 directors to serve until the 2008 Annual Meeting of Shareholders, (ii) approved the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, including the reservation of an additional 24,000,000 shares of common stock that may be issued under the plan, and (iii) ratified the Audit and Compliance Committee of the Board’s selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for fiscal 2005. The terms of the other members of the Company’s Board of Directors, Howard P. Behar, William W. Bradley, Gregory B. Maffei, James G. Shennan, Jr., Orin C. Smith, Myron E. Ullman, III and Craig E. Weatherup, continued after the Annual Meeting of Shareholders. Mr. Smith, the Company’s former president and chief executive officer, retired from the Board of Directors effective March 31, 2005. James L. Donald, the Company’s president and chief executive officer, was elected to the Board of Directors effective April 1, 2005.

The table below shows the results of the shareholders’ voting:

	Votes in		Votes Withheld/
	Favor	Votes Against	Abstentions
Election of Class 3 Directors:
Barbara Bass	349,882,293	N/A	12,489,239
Mellody Hobson	355,484,132	N/A	6,887,400
Olden Lee	349,855,555	N/A	12,515,977
Howard Schultz	349,306,711	N/A	13,064,821

Approval of 2005 Long-Term Equity Incentive Plan	195,780,597	77,104,443	89,486,492

Ratification of independent registered public accounting firm	354,186,011	5,857,396	2,328,125

Item 6. Exhibits

(a) Exhibits:

Exhibit
No.	Description
10.1	Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

10.2	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

10.3	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

10.4	Stock Option Grant Agreement for Purchase of Stock under the 2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

10.5	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non- Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
May 10, 2005	By:	/s/ MICHAEL CASEY
Michael Casey
executive vice president and chief financial officer Signing on behalf of the registrant and as principal financial officer

INDEX TO EXHIBITS

Exhibit
No.	Description
10.1	Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

10.2	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

10.3	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

10.4	Stock Option Grant Agreement for Purchase of Stock under the 2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

10.5	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non- Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E1