Form 10-Q
period 2005-07-03
STARBUCKS CORP
filed 2005-08-10
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2005
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑   No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 8, 2005

Common Stock, par value $0.001 per share	384,235,405

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended July 3, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
 (in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
		(as restated, see Note 2)		(as restated, see Note 2)
Net revenues:
Company-operated retail	$1,356,605	$1,108,055	$3,999,213	$3,239,031
Specialty:
Licensing	170,330	145,021	488,835	401,037
Foodservice and other	74,864	65,615	222,011	200,882

Total specialty	245,194	210,636	710,846	601,919

Total net revenues	1,601,799	1,318,691	4,710,059	3,840,950
Cost of sales including occupancy costs	649,831	540,175	1,926,326	1,577,152
Store operating expenses	546,008	448,029	1,599,958	1,279,826
Other operating expenses	48,464	44,259	139,092	128,759
Depreciation and amortization expenses	85,363	72,886	251,694	215,040
General and administrative expenses	90,637	73,357	256,165	223,756

Subtotal operating expenses	1,420,303	1,178,706	4,173,235	3,424,533
Income from equity investees	18,136	13,163	47,395	35,151

Operating income	199,632	153,148	584,219	451,568
Interest and other income, net	3,235	4,424	12,371	11,317

Earnings before income taxes	202,867	157,572	596,590	462,885
Income taxes	77,292	59,992	225,726	176,285

Net earnings	$125,575	$97,580	$370,864	$286,600

Net earnings per common share — basic	$0.32	$0.25	$0.93	$0.72
Net earnings per common share — diluted	$0.31	$0.24	$0.90	$0.70
Weighted average shares outstanding:
Basic	391,816	397,942	397,764	396,853
Diluted	404,019	412,289	411,122	410,587
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	July 3,	October 3,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,112	$145,053
Short-term investments — available-for-sale securities	183,782	483,157
Short-term investments — trading securities	34,647	24,799
Accounts receivable, net of allowances of $3,149 and $2,231, respectively	148,982	140,226
Inventories	495,542	422,663
Prepaid expenses and other current assets	80,770	71,347
Deferred income taxes, net	66,540	63,650

Total current assets	1,140,375	1,350,895
Long-term investments — available-for-sale securities	83,894	135,179
Equity and other investments	182,067	168,177
Property, plant and equipment, net	1,738,830	1,551,416
Deferred income taxes, net	11,884	—
Other assets	63,490	85,561
Other intangible assets	34,898	26,800
Goodwill	72,543	68,950

TOTAL ASSETS	$3,327,981	$3,386,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,084	$199,346
Accrued compensation and related costs	216,390	208,927
Accrued occupancy costs	41,657	29,231
Accrued taxes	96,514	62,959
Other accrued expenses	167,929	123,684
Deferred revenue	172,976	121,377
Current portion of long-term debt	745	735

Total current liabilities	881,295	746,259
Deferred income taxes, net	—	21,770
Long-term debt	3,058	3,618
Other long-term liabilities	167,771	144,683
Shareholders’ equity:
Common stock and additional paid-in capital — Authorized, 600,000,000; issued and outstanding, 389,541,200 and 397,405,844 shares, respectively, (includes 1,697,100 common stock units in both periods)	395,333	956,685
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,816,193	1,445,329
Accumulated other comprehensive income	24,938	29,241

Total shareholders’ equity	2,275,857	2,470,648

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,327,981	$3,386,978

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited and in thousands)

	39 Weeks Ended
	July 3,	June 27,
	2005	2004
		(as restated, see Note 2)
OPERATING ACTIVITIES
Net earnings	$370,864	$286,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	271,795	233,586
Provision for impairments and asset disposals	14,765	9,703
Deferred income taxes, net	(37,484)	(4,994)
Equity in income of investees	(27,861)	(16,708)
Distribution from equity investees	24,342	25,097
Tax benefit from exercise of non-qualified stock options	99,798	45,045
Net amortization of premium on securities	9,248	8,049
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(72,292)	(41,278)
Accounts payable	(16,440)	(28,617)
Accrued compensation and related costs	7,393	45,185
Accrued taxes	32,994	(5,188)
Deferred revenue	51,616	50,864
Other accrued expenses	16,227	28,968
Other operating assets and liabilities	13,965	5,450

Net cash provided by operating activities	758,930	641,762
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(616,093)	(685,102)
Maturity of available-for-sale securities	449,524	108,943
Sale of available-for-sale securities	507,589	215,759
Acquisitions, net of cash acquired	(18,976)	—
Net sales/(purchases) of equity, other investments and other assets	6,676	(29,786)
Net additions to property, plant and equipment	(469,522)	(236,791)

Net cash used by investing activities	(140,802)	(626,977)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	145,870	103,345
Principal payments on long-term debt	(550)	(540)
Repurchase of common stock	(777,657)	(82,204)

Net cash (used)/provided by financing activities	(632,337)	20,601
Effect of exchange rate changes on cash and cash equivalents	(732)	2,493

Net (decrease)/increase in cash and cash equivalents	(14,941)	37,879
CASH AND CASH EQUIVALENTS
Beginning of period	145,053	99,462

End of the period	$130,112	$137,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$333	$409
Income taxes	$129,530	$144,999
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the 13 and 39 Weeks Ended July 3, 2005, and June 27, 2004
Note 1: Financial Statement Preparation
The unaudited consolidated financial statements as of July 3, 2005, and for the 13-week and 39-week periods ended July 3, 2005, and June 27, 2004, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the balance sheet, and statements of earnings and cash flows of the Company for the interim periods.
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
The earnings for the 13-week and 39-week periods ended July 3, 2005, are not necessarily indicative of the earnings that may be achieved for the entire fiscal year ending October 2, 2005.
Certain reclassifications of prior year’s balances have been made to conform to the current format. Specifically, Starbucks has reclassified its auction rate securities of $154.1 million, previously classified in “Cash and cash equivalents,” as “Short-term investments — available-for-sale securities” on the consolidated balance sheet as of October 3, 2004. The Company had historically classified these securities as cash equivalents based on management’s ability to liquidate its holdings during the predetermined interest rate reset auctions, which generally occurred within 90 days of acquiring the securities. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”), requires reclassification to short-term investments.
The Company has made corresponding adjustments to its consolidated statement of cash flows for the 39 weeks ended June 27, 2004 to reflect the gross purchases, sales and maturities of auction rate securities as investing activities rather than as a component of cash and cash equivalents. There was no impact on previously reported net earnings, cash flows from operating activities or shareholders’ equity as a result of this reclassification.
Additionally, the Company has reclassified its distributions received from equity investees on the consolidated statement of cash flows, from investing activities to operating activities, for the 39 weeks ended June 27, 2004. These distributions represented returns on the underlying equity investments, and therefore have been reclassified to be in accordance with the provisions of SFAS 95. There was no impact on the previously reported consolidated statements of earnings or consolidated balance sheets as a result of this reclassification.
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
As a result of the above, the Company previously restated its consolidated balance sheet as of October 3, 2004 in its 2004 10-K/A. Following is a summary of the effects of the lease accounting corrections and the retroactive adjustments as discussed in Note 4 from the Company’s acquisition of 100% of its licensed operations in Germany on the Company’s consolidated statements of earnings for the 13 and 39 weeks ended June 27, 2004 (in thousands, except share data):

13 Weeks Ended June 27, 2004	Consolidated Statement of Earnings
	As Previously
	Reported	Adjustments	As Restated
Cost of sales including occupancy costs	$542,148	$(1,973)	$540,175
Depreciation and amortization expenses	70,550	2,336	72,886
Income from equity investees	13,459	(296)	13,163
Operating income	153,807	(659)	153,148
Earnings before income taxes	158,231	(659)	157,572
Income taxes	60,127	(135)	59,992
Net earnings	98,104	(524)	97,580
Net earnings per common share — basic	$0.25	$—	$0.25
Net earnings per common share — diluted	$0.24	$—	$0.24

39 Weeks Ended June 27, 2004	Consolidated Statement of Earnings
	As Previously
	Reported	Adjustments	As Restated
Cost of sales including occupancy costs	$1,582,534	$(5,382)	$1,577,152
Depreciation and amortization expenses	208,379	6,661	215,040
Income from equity investees	36,152	(1,001)	35,151
Operating income	453,848	(2,280)	451,568
Earnings before income taxes	465,165	(2,280)	462,885
Income taxes	176,762	(477)	176,285
Net earnings	288,403	(1,803)	286,600
Net earnings per common share — basic	$0.73	$(.01)	$0.72
Net earnings per common share — diluted	$0.70	$—	$0.70

Following is a summary of the effects of the lease accounting corrections, adjustments for the Germany acquisition, and the reclassifications for auction rate securities and distributions from equity investees as discussed in Note 1, on the Company’s consolidated statement of cash flows for the 39 weeks ended June 27, 2004 (in thousands):

39 Weeks Ended June 27, 2004	Consolidated Statement of Cash Flows
	As Previously
	Reported	Adjustments	As Restated
Net cash provided by operating activities	$600,663	$41,099	$641,762
Net cash used by investing activities	$(441,291)	$(185,686)	$(626,977)

Note 3: Summary of Significant Accounting Policies
Accounting for Stock-Based Compensation
The Company maintains several stock compensation plans under which, among other instruments, incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. The Company also maintains employee stock purchase plans (“ESPP”). Starbucks accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equals the market price on the date of grant, and any purchase discounts under the ESPP are within statutory limits, no compensation expense is recognized by the Company for stock-based compensation.

Had compensation cost been recognized based upon the estimated fair value on the grant date of stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net earnings and earnings per share by using the Black-Scholes option valuation model would have been as follows (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net earnings	$125,575	$97,580	$370,864	$286,600
Deduct: stock-based compensation expense determined under fair value method, net of tax	(15,276)	(11,299)	(43,553)	(31,838)

Pro forma net income	$110,299	$86,281	$327,311	$254,762

Earnings per share:
Basic — as reported	$0.32	$0.25	$0.93	$0.72
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.04)	(0.03)	(0.11)	(0.08)

Basic — pro forma	$0.28	$0.22	$0.82	$0.64

Diluted — as reported	$0.31	$0.24	$0.90	$0.70
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.04)	(0.03)	(0.11)	(0.08)

Diluted — pro forma	$0.27	$0.21	$0.79	$0.62

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s actual experience under the plans.
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R will require Starbucks to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005, and Starbucks will adopt the new requirements in its first fiscal quarter of 2006 using the modified prospective transition method. The adoption of SFAS 123R will reduce the Company’s future net earnings. Management continues to evaluate the impacts of SFAS 123R and related interpretations to quantify the expected financial impacts.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact of adoption on its consolidated statement of earnings and balance sheet.
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
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company may elect to repatriate earnings in either fiscal 2005 or fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. In addition, the U.S. Treasury Department is expected to provide additional clarifying guidance on certain elements of the repatriation provision. Earnings under consideration for repatriation range from $0 to $100 million and the related income tax effects from such repatriation cannot be reasonably estimated at this time. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.
In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2006 is not expected to have a significant impact on the Company’s consolidated balance sheet or statement of earnings.
Note 4: Business Acquisitions
On April 6, 2005, Starbucks acquired substantially all of the assets of Ethos Brands, LLC, (“Ethos”), a privately held bottled water company based in Santa Monica, California, for $8 million. The earnings of Ethos are included in the accompanying consolidated financial statements from the date of acquisition.
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
Note 5: Inventories
Inventories consist of the following (in thousands):

	July 3,	October 3,
	2005	2004
Coffee:
Unroasted	$315,993	$233,903
Roasted	42,827	46,070
Other merchandise held for sale	73,825	81,565
Packaging and other supplies	62,897	61,125

Total	$495,542	$422,663

As of July 3, 2005, the Company had committed to fixed-price purchase contracts for green coffee totaling $261 million. The Company believes, based on relationships established with its suppliers, the risk of non-delivery on such purchase commitments is remote.
Note 6: Derivative Financial Instruments
The Company manages its exposure to various risks within the consolidated financial statements according to an umbrella risk management policy. Under this policy, Starbucks may engage in transactions involving various derivative instruments, with maturities generally not longer than five years, to hedge assets, liabilities, revenues and purchases.
Cash Flow Hedges
Starbucks and its subsidiaries, which include entities that use their local currency as their functional currency, enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases. Current forward contracts hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated in U.S. dollars, euros and Swiss francs, for foreign operations. Additionally, the Company has swap contracts to hedge a portion of its forecasted U.S. fluid milk purchases. The effect of these swaps will fix the price paid by Starbucks for the monthly volume of milk purchases covered under the contracts on approximately 10% and 6% of its forecasted U.S. fluid milk purchases in fiscal 2005 and 2006, respectively.
The Company had accumulated net derivative losses of $3.7 million, net of taxes, in other comprehensive income as of July 3, 2005, related to cash flow hedges. Of this amount, $2.8 million of net derivative losses will be reclassified into earnings within 12 months. No cash flow hedges were discontinued during the 13-week or 39-week periods ended July 3, 2005, and June 27, 2004. Current contracts will expire within 15 months.

Net Investment Hedges
Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. to minimize foreign currency exposure to fluctuations in the Japanese yen. The Company applies the spot-to-spot method for these forward foreign exchange contracts, and under this method the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in other comprehensive income. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into earnings in “Interest and other income, net.” The Company had accumulated net derivative losses of $3.8 million, net of taxes, in other comprehensive income as of July 3, 2005, related to net investment derivative hedges. Current contracts expire within 21 months.
The following table presents the net gains and losses reclassified from other comprehensive income into the statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Cash flow hedges:
Reclassified losses into total net revenues	$(49)	$(195)	$(812)	$(1,227)
Reclassified losses into cost of sales	(1,028)	(105)	(3,286)	(553)

Net reclassified losses — cash flow hedges	(1,077)	(300)	(4,098)	(1,780)
Net reclassified gains/(losses) — net investment hedges	553	(280)	763	44

Total	$(524)	$(580)	$(3,335)	$(1,736)

Note 7: Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	July 3,	October 3,
	2005	2004
Land	$13,118	$13,118
Buildings	68,524	66,468
Leasehold improvements	1,830,289	1,605,907
Store equipment	632,740	530,798
Roasting equipment	164,898	152,949
Furniture, fixtures and other	467,457	415,307

	3,177,026	2,784,547
Less: accumulated depreciation and amortization	(1,558,085)	(1,326,266)

	1,618,941	1,458,281
Work in progress	119,889	93,135

Property, plant and equipment, net	$1,738,830	$1,551,416

Note 8: Shareholders’ Equity
Starbucks may acquire shares of its common stock under its authorized share repurchase program and depending on market conditions. Share repurchases are funded through cash, cash equivalents and available-for-sale securities. Starbucks acquired 16 million shares at an average price of $50.47 for a total cost of $807 million during the 39-week period ended July 3, 2005. Starbucks acquired 2 million shares at an average price of $37.29 for a total cost of $82 million during the 39-week period ended June 27, 2004. As of July 3, 2005, the Company had 12.6 million additional shares authorized for repurchase.

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

	13 Weeks Ended		39 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net earnings	$125,575	$97,580	$370,864	$286,600
Unrealized holding gains/(losses) on cash flow hedging instruments	713	521	(2,307)	(1,806)
Unrealized holding gains/(losses) on net investment hedging instruments	1,412	620	486	(1,377)
Unrealized holding gains/(losses) on available-for-sale securities	3	(1,313)	(1,339)	(1,177)
Reclassification adjustment for losses realized in net earnings	1,848	507	3,651	886

Net unrealized gains/(losses)	3,976	335	491	(3,474)
Translation adjustment	(21,060)	(4,717)	(4,794)	15,943

Total comprehensive income	$108,491	$93,198	$366,561	$299,069

The unfavorable translation adjustment change for the 13-week period ended July 3, 2005 of $21.1 million was primarily due to the strengthening of the U.S. dollar against the euro and British pound sterling. The unfavorable translation adjustment change for the 13-week period ended June 27, 2004 of $4.7 million was primarily due to the strengthening of the U.S. dollar against the Canadian dollar and Japanese yen.
For the 39-week period ended July 3, 2005, the unfavorable translation adjustment change of $4.8 million was primarily due to the strengthening of the U.S. dollar against the euro. The favorable translation adjustment change for the 39-week period ended June 27, 2004, of $15.9 million was primarily due to the weakening of the U.S. dollar against the British pound sterling and Japanese yen.
The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	July 3,	October 3,
	2005	2004
Net unrealized holding losses on available-for-sale securities	$(767)	$(523)
Net unrealized holding losses on hedging instruments	(7,529)	(8,264)
Translation adjustment	33,234	38,028

Accumulated other comprehensive income	$24,938	$29,241

Note 10: Earnings Per Share
The following table presents the calculation of net earnings per common share — basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net earnings	$125,575	$97,580	$370,864	$286,600
Weighted average common shares and common stock units outstanding (for basic calculation)	391,816	397,942	397,764	396,853
Dilutive effect of outstanding common stock options	12,203	14,347	13,358	13,734

Weighted average common and common equivalent shares outstanding (for diluted calculation)	404,019	412,289	411,122	410,587

Net earnings per common share — basic	$0.32	$0.25	$0.93	$0.72

Net earnings per common and common equivalent share — diluted	$0.31	$0.24	$0.90	$0.70

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. For the 13-week period ended July 3, 2005, these options totaled 6.7 million and for the 13-week period ended June 27, 2004, these options totaled thirteen thousand during which periods the average market price of the Company’s common stock was $52.01 and $39.84, respectively. For the 39-week period ended July 3, 2005, these options totaled 5.6 million and for the 39-week period ended June 27, 2004, these options totaled one hundred twenty thousand during which periods the average market price of the Company’s common stock was $53.48 and $35.74, respectively.
Note 11: Commitments and Contingencies
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of July 3, 2005, the maximum amount of the guarantees was approximately $9.8 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
During the 39-week period ended July 3, 2005, Starbucks entered into commitments under which it unconditionally guaranteed its proportionate share, or 50%, of bank line of credit borrowings of certain unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $4.7 million, excluding interest and other related costs, and the majority of these commitments expire in 2007. As of July 3, 2005, the Company recorded $2.7 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.
Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 39-week period ended July 3, 2005.
On June 3, 2004, two current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (FLSA). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA and that the managers are therefore entitled to overtime compensation for any week in which they worked more than 40 hours during the past three years. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the past three years. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case is in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and that a loss in this case is unlikely. Due to the early status of this case, the Company cannot estimate the possible loss to the Company, if any. Trial currently is set for early 2006, and the Company intends to vigorously defend the lawsuit.
In addition to the lawsuit described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated balance sheet or statement of earnings of the Company.

Note 12: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United		Unallocated
13 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
July 3, 2005
Total net revenues	$1,339,440	$262,359	$—	$1,601,799
Earnings/(loss) before income taxes	245,070	18,922	(61,125)	202,867
Depreciation and amortization expenses	63,027	14,015	8,321	85,363
Income from equity investees	10,105	8,031	—	18,136

June 27, 2004
Total net revenues	$1,120,269	$198,422	$—	$1,318,691
Earnings/(loss) before income taxes	188,879	13,427	(44,734)	157,572
Depreciation and amortization expenses	53,097	11,696	8,093	72,886
Income from equity investees	8,530	4,633	—	13,163

	United		Unallocated
39 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
July 3, 2005
Total net revenues	$3,954,631	$755,428	$—	$4,710,059
Earnings/(loss) before income taxes	706,774	56,205	(166,389)	596,590
Depreciation and amortization expenses	185,181	41,232	25,281	251,694
Income from equity investees	27,377	20,018	—	47,395

June 27, 2004
Total net revenues	$3,266,359	$574,591	$—	$3,840,950
Earnings/(loss) before income taxes	575,990	32,206	(145,311)	462,885
Depreciation and amortization expenses	156,352	34,041	24,647	215,040
Income from equity investees	21,647	13,504	—	35,151

(1)	For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment.

(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the accompanying consolidated statements of earnings.
The table below represents information by geographic area (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net revenues from external customers:
United States	$1,342,787	$1,122,800	$3,963,508	$3,273,843
Foreign countries	259,012	195,891	746,551	567,107

Total	$1,601,799	$1,318,691	$4,710,059	$3,840,950

Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 80% of foreign net revenues. No customer accounts for 10% or more of the Company’s revenues.
Note 13: Subsequent Events
In July 2005, Starbucks increased its equity ownership to 51% and 100% in its licensed operations in Southern China and Chile, respectively, for a combined total of approximately $15 million. Previously, the Company owned 5% in Coffee Concepts (Southern China) Limited and 15% in Sur-Andino Café S.A. Retroactive application of the equity method of accounting for these investments, which were previously accounted for under the cost method, is not expected to significantly impact the Company’s previously reported consolidated balance sheets or statements of earnings. The Company will use the consolidation method to account for its 51% ownership in Southern China and its 100% ownership in Chile.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue and net earnings growth, effective tax rate, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, the ability to manage the impact on the Company’s business of disruptions such as regional political instability, war, terrorist activities, and health epidemics or pandemics, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission (“SEC”), including the “Certain Additional Risks and Uncertainties” section of the Starbucks Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004.
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
This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004.
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
See Note 2 in Item 1 of this Report for a summary of the effect of this change on the Company’s consolidated statement of earnings and cash flows for the 13 and 39 weeks ended June 27, 2004.
Management Overview
During both the 13 and 39-week periods ended July 3, 2005, all areas of Starbucks business, from U.S. and International Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance. Starbucks believes the Company’s ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks quarterly and year-to-date fiscal 2005 performance reflects the Company’s continuing commitment to achieving this balance.
The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. With a presence in 35 countries, management continues to believe that the Company’s long-term goal of 15,000 Starbucks retail locations throughout the United States and at least 15,000 stores in International markets is achievable.

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
In licensed retail operations, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores, which is expected to generate additional royalty income and product sales. The Company’s strategy is to selectively increase its equity stake in licensed international operations as these markets develop.
The combination of more retail stores, higher revenues from existing stores including comparable store sales growth of 7% and growth in other business channels in both the United States and International operating segments resulted in a 21% increase in total net revenues for the 13 weeks ended July 3, 2005, compared to the same period of fiscal 2004. This was slightly above the Company’s three to five year revenue growth target of approximately 20%. Comparable store sales growth was 8% for the 39 weeks ended July 3, 2005, compared to the same period of fiscal 2004.
Since additional retail stores can leverage existing support organizations and facilities, the Company’s infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. For the 13 weeks ended July 3, 2005, operating income as a percentage of total net revenues increased to 12.5% from 11.6% in the same period of fiscal 2004, and net earnings increased by 29%, compared to the same period in fiscal 2004. For the 39 weeks ended July 3, 2005, operating income as a percentage of total net revenues increased to 12.4% from 11.8% in the same period of fiscal 2004, and net earnings increased by 29%, compared to the same period in fiscal 2004. These results demonstrated the Company’s ability to improve operating margin while at the same time making strategic investments in the core retail business and in emerging specialty channels. The Company’s International operations delivered improved operating results, primarily due to leverage gained on most operating expenses distributed over an expanded revenue base. In recent fiscal years, the Company made substantial infrastructure investments in corporate and regional support facilities and personnel, as well as established more efficient distribution networks. Such investments were necessary to support the Company’s planned international expansion, which is now realizing substantial benefit from this foundation.

Results of Operations for the 13 Weeks Ended July 3, 2005, and June 27, 2004
CONSOLIDATED RESULTS
The following table presents the consolidated statement of earnings as well as the percentage relationship to total net revenues, unless otherwise indicated, of items included in the Company’s consolidated statement of earnings (amounts in thousands):

	July 3,	% of		June 27,	% of
13 Weeks Ended	2005	Revenues		2004	Revenues

STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$1,356,605	84.7%		$1,108,055	84.0%
Specialty:
Licensing	170,330	10.6		145,021	11.0
Foodservice and other	74,864	4.7		65,615	5.0

Total specialty	245,194	15.3		210,636	16.0

Total net revenues	1,601,799	100.0		1,318,691	100.0
Cost of sales including occupancy costs	649,831	40.6		540,175	41.0
Store operating expenses	546,008	40.2	(1)	448,029	40.4	(1)
Other operating expenses	48,464	19.8	(2)	44,259	21.0	(2)
Depreciation and amortization expenses	85,363	5.3		72,886	5.5
General and administrative expenses	90,637	5.7		73,357	5.6

Subtotal operating expenses	1,420,303	88.7		1,178,706	89.4
Income from equity investees	18,136	1.1		13,163	1.0

Operating income	199,632	12.5		153,148	11.6
Interest and other income, net	3,235	0.2		4,424	0.3

Earnings before income taxes	202,867	12.7		157,572	11.9
Income taxes	77,292	4.9		59,992	4.5

Net earnings	$125,575	7.8%		$97,580	7.4%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.
Total net revenues for the 13 weeks ended July 3, 2005, increased 21% to $1.6 billion from $1.3 billion for the corresponding period of fiscal 2004, driven by increases in both Company-operated retail revenues and specialty operations.
During the 13-week period ended July 3, 2005, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $1.4 billion for the 13 weeks ended July 3, 2005, from $1.1 billion for the same period in fiscal 2004. The increase was primarily attributable to the opening of 713 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the 13 weeks ended July 3, 2005. The increase in comparable store sales was due to a 4% increase in the average value per transaction and a 3% increase in the number of customer transactions. The increase in average value per transaction was primarily attributable to a beverage price increase in October 2004 in the Company’s U.S. and Canadian markets. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.
The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 16% to $245 million for the 13 weeks ended July 3, 2005, from $211 million for the corresponding period of fiscal 2004.
Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 17% to $170 million for the 13 weeks ended July 3, 2005, from $145 million for the corresponding period of fiscal 2004. The increase was primarily attributable to higher product sales and royalty revenues from the opening of 839 new licensed retail stores in the last 12 months.
Foodservice and other revenues increased 14% to $75 million for the 13 weeks ended July 3, 2005, from $66 million for the corresponding period of fiscal 2004. The increase was primarily attributable to the growth in new and existing U.S.

and International foodservice accounts.
Cost of sales including occupancy costs decreased to 40.6% of total net revenues for the 13 weeks ended July 3, 2005, compared to 41.0% for the corresponding period of fiscal 2004. The decrease was primarily due to a higher average revenue per retail transaction, offset in part by higher average rent expense in International markets. Dairy costs were moderately lower for the 13 weeks ended July 3, 2005, compared to the same period in fiscal 2004.
Store operating expenses as a percentage of Company-operated retail revenues decreased to 40.2% for the 13 weeks ended July 3, 2005, from 40.4% for the corresponding period of fiscal 2004, primarily due to higher average revenue per retail transaction, partially offset by higher payroll expenditures. In order to facilitate ongoing, accelerated retail store growth, the Company has been increasing the number of assistant store managers and opening a higher number of drive-thru locations over the past year, which has contributed to the higher payroll expenditures.
Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 19.8% of total specialty revenues for the 13 weeks ended July 3, 2005, compared to 21.0% in the corresponding period of fiscal 2004. The decrease was primarily due to lower expenditures within the grocery and warehouse club channels, partially offset by higher costs associated with expanding emerging specialty businesses, such as music and consumer products.
Depreciation and amortization expenses increased to $85 million for the 13 weeks ended July 3, 2005, compared to $73 million for the corresponding period of fiscal 2004. The increase was primarily due to the opening of 713 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 5.3% for the 13 weeks ended July 3, 2005, from 5.5% for the corresponding 13-week period of fiscal 2004.
General and administrative expenses increased to $91 million for the 13 weeks ended July 3, 2005, compared to $73 million for the corresponding period of fiscal 2004. The increase was primarily due to higher provisions for incentive compensation and increased charitable commitments. As a percentage of total net revenues, general and administrative expenses increased to 5.7% for the 13 weeks ended July 3, 2005 from 5.6% for the corresponding period of fiscal 2004.
Income from equity investees increased to $18 million for the 13 weeks ended July 3, 2005, compared to $13 million for the corresponding period of fiscal 2004. The increase was primarily due to volume-driven operating results for The North American Coffee Partnership, which produces bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drink, and improved operating results from international investees, particularly Korea and Japan.
Operating income increased 30% to $200 million for the 13 weeks ended July 3, 2005, compared to $153 million for the corresponding 13-week period of fiscal 2004. As a result of lower store and other operating expenses as a percentage of related revenues, operating margin increased to 12.5% of total net revenues for the 13 weeks ended July 3, 2005, compared to 11.6% for the corresponding period of fiscal 2004.
Interest and other income decreased 27% to $3 million for the 13 weeks ended July 3, 2005, compared to $4 million for the corresponding 13-week period of fiscal 2004, primarily due to higher realized losses on sales of securities and lower realized foreign currency exchange gains compared to fiscal 2004. Starbucks funded the majority of its share repurchases during the 13 weeks ended July 3, 2005, through the sales of its available-for-sale securities, which contributed to the increased amount of realized losses.
Income taxes for the 13-week periods ended July 3, 2005 and June 27, 2004 both resulted in an effective tax rate of 38.1%.

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s statements of earnings by segment (amounts in thousands):

		% of		% of		% of
		United		Inter-		Total
	United	States	Inter-	national	Unallocated	Net
13 Weeks Ended July 3, 2005	States	Revenue	national	Revenue	Corporate	Revenues	Consolidated

Net revenues:
Company-operated retail	$1,141,555	85.2%	$215,050	82.0%	$—	—%	$1,356,605
Specialty:
Licensing	129,355	9.7	40,975	15.6	—	—	170,330
Foodservice and other	68,530	5.1	6,334	2.4	—	—	74,864

Total specialty	197,885	14.8	47,309	18.0	—	—	245,194

Total net revenues	1,339,440	100.0	262,359	100.0	—	—	1,601,799
Cost of sales including occupancy costs	516,368	38.6	133,463	50.9	—	—	649,831
Store operating expenses	465,021	40.7 (1)	80,987	37.7 (1)	—	—	546,008
Other operating expenses	40,793	20.6 (2)	7,671	16.2 (2)	—	—	48,464
Depreciation and amortization expenses	63,027	4.7	14,015	5.3	8,321	0.5	85,363
General and administrative expenses	19,266	1.4	15,332	5.8	56,039	3.5	90,637

Income from equity investees	10,105	0.8	8,031	3.1	—	—	18,136

Operating income/(loss)	$245,070	18.3%	$18,922	7.2%	$(64,360)	(4.0)%	$199,632

		% of		% of		% of
		United		Inter-		Total
	United	States	Inter-	national	Unallocated	Net
13 Weeks Ended June 27, 2004	States	Revenue	national	Revenue	Corporate	Revenues	Consolidated

(as restated)
Net revenues:
Company-operated retail	$947,379	84.6%	$160,676	81.0%	$—	—%	$1,108,055
Specialty:
Licensing	111,857	10.0	33,164	16.7	—	—	145,021
Foodservice and other	61,033	5.4	4,582	2.3	—	—	65,615

Total specialty	172,890	15.4	37,746	19.0	—	—	210,636

Total net revenues	1,120,269	100.0	198,422	100.0	—	—	1,318,691
Cost of sales including occupancy costs	440,515	39.3	99,660	50.2	—	—	540,175
Store operating expenses	388,337	41.0 (1)	59,692	37.2 (1)	—	—	448,029
Other operating expenses	37,711	21.8 (2)	6,548	17.3 (2)	—	—	44,259
Depreciation and amortization expenses	53,097	4.7	11,696	5.9	8,093	0.6	72,886
General and administrative expenses	20,260	1.8	12,032	6.1	41,065	3.1	73,357

Income from equity investees	8,530	0.8	4,633	2.3	—	—	13,163

Operating income/(loss)	$188,879	16.9%	$13,427	6.8%	$(49,158)	(3.7)%	$153,148

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.
United States
United States operations (“United States”) sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include retail store and other licensing operations, foodservice accounts and other initiatives related to the Company’s core businesses.
United States total net revenues increased by $219 million, or 20%, to $1.3 billion for the 13 weeks ended July 3, 2005, compared to $1.1 billion for the corresponding period of fiscal 2004.
United States Company-operated retail revenues increased by $194 million, or 20%, to $1.1 billion for the 13 weeks ended

July 3, 2005, compared to $947 million for the corresponding period of fiscal 2004, primarily due to the opening of 585 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the quarter. The increase in comparable store sales was due to a 4% increase in the average value per transaction, including 3% attributable to a beverage price increase in October 2004, and a 3% increase in the number of customer transactions.
Total United States specialty revenues increased $25 million, or 14%, to $198 million for the 13 weeks ended July 3, 2005, compared to $173 million in the corresponding period of fiscal 2004. United States licensing revenues increased $17 million, or 16%, to $129 million, compared to $112 million for the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues as a result of opening 519 new licensed retail stores in the last 12 months, and, to a lesser extent, growth in the grocery and warehouse club business. United States foodservice and other revenues increased 12%, to $69 million from $61 million in fiscal 2004, primarily due to growth in new and existing foodservice accounts.
United States operating income increased by 30% to $245 million for the 13 weeks ended July 3, 2005, from $189 million for the same period in fiscal 2004. Operating margin increased to 18.3% of related revenues from 16.9% in the corresponding period of fiscal 2004, primarily due to leverage from strong revenue growth and cost control throughout all areas of the business.
International
International operations (“International”) sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, Thailand, Australia, Singapore, Germany and China. Specialty operations in International primarily include retail store licensing operations in more than 25 other countries and foodservice accounts in Canada and the United Kingdom. Certain of the Company’s International operations are in various early stages of development that necessitate a more extensive support organization relative to the current levels of revenue and operating income, than in the United States.
International total net revenues increased $64 million, or 32%, to $262 million for the 13 weeks ended July 3, 2005, compared to $198 million for the corresponding period of fiscal 2004.
International Company-operated retail revenues increased $54 million, or 34%, to $215 million for the 13 weeks ended July 3, 2005, compared to $161 million for the corresponding period of fiscal 2004, primarily due to the opening of 128 new Company-operated retail stores in the last 12 months, comparable store sales growth of 7% for the quarter and favorable foreign currency exchange rates for both the Canadian dollar and the British pound sterling. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions coupled with a 3% increase in the average value per transaction.
Total International specialty revenues increased $10 million, or 25%, to $47 million for the 13 weeks ended July 3, 2005, compared to $38 million in the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues from opening 320 new licensed retail stores in the last 12 months and growth in new and existing international foodservice accounts.
International operating income increased by 41% to $19 million for the 13 weeks ended July 3, 2005, compared to $13 million in the corresponding period of fiscal 2004. Operating margin increased to 7.2% of related revenues from 6.8% in the corresponding period of fiscal 2004, due to leverage gained on fixed costs distributed over an expanded revenue base and increased income from equity investees, particularly in Korea and Japan.
Unallocated Corporate
Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $64 million for the 13 weeks ended July 3, 2005, compared to $49 million in the corresponding period of fiscal 2004, primarily due to higher payroll-related expenditures and increased charitable commitments. The higher payroll-related expenditures resulted from modest headcount growth and higher provisions for incentive compensation. Total unallocated corporate expenses as a percentage of total net revenues increased to 4.0% for the 13 weeks ended July 3, 2005 compared to 3.7% for the corresponding period of fiscal 2004.

Results of Operations for the 39 Weeks Ended July 3, 2005, and June 27, 2004
CONSOLIDATED RESULTS
The following table presents the consolidated statement of earnings as well as the percentage relationship to total net revenues, unless otherwise indicated, of items included in the Company’s consolidated statement of earnings (amounts in thousands):

	July 3,	% of		June 27,	% of
39 Weeks Ended	2005	Revenues		2004	Revenues

STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$3,999,213	84.9%		$3,239,031	84.3%
Specialty:
Licensing	488,835	10.4		401,037	10.5
Foodservice and other	222,011	4.7		200,882	5.2

Total specialty	710,846	15.1		601,919	15.7

Total net revenues	4,710,059	100.0		3,840,950	100.0
Cost of sales including occupancy costs	1,926,326	40.9		1,577,152	41.1
Store operating expenses	1,599,958	40.0	(1)	1,279,826	39.5	(1)
Other operating expenses	139,092	19.6	(2)	128,759	21.4	(2)
Depreciation and amortization expenses	251,694	5.3		215,040	5.6
General and administrative expenses	256,165	5.4		223,756	5.8

Subtotal operating expenses	4,173,235	88.6		3,424,533	89.2
Income from equity investees	47,395	1.0		35,151	0.9

Operating income	584,219	12.4		451,568	11.8
Interest and other income, net	12,371	0.3		11,317	0.3

Earnings before income taxes	596,590	12.7		462,885	12.1
Income taxes	225,726	4.8		176,285	4.6

Net earnings	$370,864	7.9%		$286,600	7.5%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.
Total net revenues for the 39 weeks ended July 3, 2005, increased 23% to $4.7 billion from $3.8 billion for the corresponding period of fiscal 2004, driven by increases in both Company-operated retail revenues and specialty operations.
During the 39-week period ended July 3, 2005, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 23% to $4.0 billion for the 39 weeks ended July 3, 2005, from $3.2 billion for the same period in fiscal 2004. The increase was primarily attributable to the opening of 713 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8% for the 39 weeks ended July 3, 2005. The increase in comparable store sales was due to a 4% increase in the number of customer transactions and a 4% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores. The increase in average value per transaction was primarily due to a beverage price increase in October 2004 in the Company’s U.S. and Canadian markets.
The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 18% to $711 million for the 39 weeks ended July 3, 2005, from $602 million for the corresponding period of fiscal 2004.
Licensing revenues, which are derived from retail store licensing arrangements, grocery and warehouse club licensing, and certain other branded-product operations, increased 22% to $489 million for the 39 weeks ended July 3, 2005, from $401 million for the corresponding period of fiscal 2004. The increase was primarily a result of higher product sales and royalty revenues from the opening of 839 new licensed retail stores in the last 12 months.
Foodservice and other revenues increased 11% to $222 million for the 39 weeks ended July 3, 2005, from $201 million for the corresponding period of fiscal 2004. The increase was primarily attributable to the growth in new and existing U.S.

and International foodservice accounts.
Cost of sales including occupancy costs as a percentage of total net revenues decreased to 40.9% for the 39 weeks ended July 3, 2005, from 41.1% for the corresponding period of fiscal 2004. The decrease was primarily due to higher average revenue per retail transaction, offset in part by higher initial costs associated with the continued expansion of the lunch program in Company-operated stores.
Store operating expenses as a percentage of Company-operated retail revenues increased to 40.0% for the 39 weeks ended July 3, 2005, from 39.5% for the corresponding period of fiscal 2004. The increase was primarily due to higher payroll-related expenditures, as well as higher maintenance and repair expenditures to ensure a consistent Starbucks Experience in existing stores. The higher payroll-related expenditures were primarily the result of increasing the number of assistant store managers, opening a higher number of drive-thru locations over the past year, and extended store operating hours. The Starbucks Experience, or third place experience after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores.
Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 19.6% of total specialty revenues for the 39 weeks ended July 3, 2005, compared to 21.4% in the corresponding period of fiscal 2004. The decrease was primarily due to lower expenditures within the grocery and warehouse club channels and efficiencies gained from expansion of the foodservice distribution network, partially offset by higher costs associated with the expanding emerging specialty businesses, such as music and consumer products.
Depreciation and amortization expenses increased to $252 million for the 39 weeks ended July 3, 2005, compared to $215 million for the corresponding period of fiscal 2004. The increase was primarily due to the opening of 713 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 5.3% for the 39 weeks ended July 3, 2005, from 5.6% for the corresponding 39-week period of fiscal 2004.
General and administrative expenses increased to $256 million for the 39 weeks ended July 3, 2005, compared to $224 million for the corresponding period of fiscal 2004. The increase was primarily due to higher payroll-related expenditures and professional fees in support of both domestic and international expansion, as well as increased charitable commitments. As a percentage of total net revenues, general and administrative expenses decreased to 5.4% for the 39 weeks ended July 3, 2005 from 5.8% for the corresponding period of fiscal 2004.
Income from equity investees increased to $47 million for the 39 weeks ended July 3, 2005, compared to $35 million for the corresponding period of fiscal 2004. The increase was primarily due to volume driven operating results for The North American Coffee Partnership, which produces bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drink, and improved operating results from international investees, particularly in Japan and Korea.
Operating income increased 29% to $584 million for the 39 weeks ended July 3, 2005, compared to $452 million for the corresponding 39-week period of fiscal 2004. Operating margin increased to 12.4% of total net revenues for the 39 weeks ended July 3, 2005, compared to 11.8% for the corresponding period of fiscal 2004, primarily due to strong revenue growth and cost control throughout most areas of the business, partially offset by higher retail store operating expenses as discussed above.
Interest and other income increased to $12 million for the 39 weeks ended July 3, 2005, compared to $11 million in the corresponding period of fiscal 2004, primarily due to interest income earned on higher cash and liquid investment balances for the 39 weeks ended July 3, 2005, compared to the corresponding period in fiscal 2004. Partially offsetting this increase were higher realized losses on available-for-sale securities and foreign exchange losses versus gains in fiscal 2004.
Income taxes for the 39 weeks ended July 3, 2005 resulted in an effective tax rate of 37.8%, compared to 38.1% in the corresponding period of fiscal 2004.

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s statements of earnings by segment (amounts in thousands):

		% of			% of
		United			Inter-			% of
	United	States		Inter-	national		Unallocated	Total
39 Weeks Ended July 3, 2005	States	Revenue		national	Revenue		Corporate	Net Revenues	Consolidated

Net revenues:
Company-operated retail	$3,375,922	85.4%		$623,291	82.5%		$—	—%	$3,999,213
Specialty:
Licensing	374,626	9.5		114,209	15.1		—	—	488,835
Foodservice and other	204,083	5.1		17,928	2.4		—	—	222,011

Total specialty	578,709	14.6		132,137	17.5		—	—	710,846

Total net revenues	3,954,631	100.0		755,428	100.0		—	—	4,710,059
Cost of sales including occupancy costs	1,542,157	39.0		384,169	50.9		—	—	1,926,326
Store operating expenses	1,365,920	40.5	(1)	234,038	37.5	(1)	—	—	1,599,958
Other operating expenses	116,737	20.2	(2)	22,355	16.9	(2)	—	—	139,092
Depreciation and amortization expenses	185,181	4.7		41,232	5.5		25,281	0.5	251,694
General and administrative expenses	65,239	1.6		37,447	5.0		153,479	3.3	256,165

Income from equity investees	27,377	0.7		20,018	2.6		—	—	47,395

Operating income/(loss)	$706,774	17.9%		$56,205	7.4%		$(178,760)	(3.8)%	$584,219

		% of		% of		% of
		United		Inter-		Total
	United	States	Inter-	national	Unallocated	Net
39 Weeks Ended June 27, 2004	States	Revenue	national	Revenue	Corporate	Revenues	Consolidated

(as restated)
Net revenues:
Company-operated retail	$2,770,172	84.8%	$468,859	81.6%	$—	—%	$3,239,031
Specialty:
Licensing	307,630	9.4	93,407	16.3	—	—	401,037
Foodservice and other	188,557	5.8	12,325	2.1	—	—	200,882

Total specialty	496,187	15.2	105,732	18.4	—	—	601,919

Total net revenues	3,266,359	100.0	574,591	100.0	—	—	3,840,950
Cost of sales including occupancy costs	1,284,162	39.3	292,990	51.0	—	—	1,577,152
Store operating expenses	1,106,830	40.0 (1)	172,996	36.9 (1)	—	—	1,279,826
Other operating expenses	109,411	22.1 (2)	19,348	18.3 (2)	—	—	128,759
Depreciation and amortization expenses	156,352	4.8	34,041	5.9	24,647	0.6	215,040
General and administrative expenses	55,261	1.7	36,514	6.4	131,981	3.5	223,756

Income from equity investees	21,647	0.7	13,504	2.4	—	—	35,151

Operating income/(loss)	$575,990	17.6%	$32,206	5.6%	$(156,628)	(4.1)%	$451,568

(1) Shown as a percentage of related Company-operated retail revenues.
(2) Shown as a percentage of related total specialty revenues.
United States
United States total net revenues increased by $688 million, or 21%, to $4.0 billion for the 39 weeks ended July 3, 2005, compared to $3.3 billion for the corresponding period of fiscal 2004.
United States Company-operated retail revenues increased by $606 million, or 22%, to $3.4 billion for the 39 weeks ended July 3, 2005, compared to $2.8 billion for the corresponding period of fiscal 2004, primarily due to the opening of 585 new Company-operated retail stores in the last 12 months and comparable store sales growth of 9% for the 39 weeks ended July 3, 2005. The increase in comparable store sales was due to a 5% increase in the number of customer transactions and a 4% increase in the average value per transaction.

Total United States specialty revenues increased $83 million, or 17%, to $579 million for the 39 weeks ended July 3, 2005, compared to $496 million in the corresponding period of fiscal 2004. United States licensing revenues increased $67 million, or 22%, to $375 million, compared to $308 million for the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues as a result of opening 519 new licensed retail stores in the last 12 months, and, to a lesser extent, growth in the grocery and warehouse club channels. United States foodservice and other revenues increased $16 million, or 8%, to $204 million from $189 million in fiscal 2004, primarily due to growth in new and existing foodservice accounts.
United States operating income increased by 23% to $707 million for the 39 weeks ended July 3, 2005, from $576 million for the same period in fiscal 2004. Operating margin increased to 17.9% of related revenues from 17.6% in the corresponding period of fiscal 2004, primarily due to leverage from strong revenue growth and cost control throughout the business, partially offset by higher store operating expenses. Increased store operating expenses resulted from higher payroll-related expenditures as well as higher maintenance and repair expenditures to ensure a consistent Starbucks Experience in existing stores. The higher payroll-related expenditures were primarily the result of increasing the number of assistant store managers, opening a higher number of drive-thru locations over the past year, and extended store operating hours.
International
International total net revenues increased $181 million, or 31%, to $755 million for the 39 weeks ended July 3, 2005, compared to $575 million for the corresponding period of fiscal 2004.
International Company-operated retail revenues increased $154 million, or 33%, to $623 million for the 39 weeks ended July 3, 2005, compared to $469 million for the corresponding period for fiscal 2004, primarily due to the opening of 128 new Company-operated retail stores in the last 12 months, favorable foreign currency exchange rates for both the Canadian dollar and British pound sterling, and comparable store sales growth of 7% for the 39 weeks ended July 3, 2005. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions coupled with a 3% increase in the average value per transaction.
Total International specialty revenues increased $26 million, or 25%, to $132 million for the 39 weeks ended July 3, 2005, compared to $106 million in the corresponding period of fiscal 2004. The increase was primarily due to higher product sales and royalty revenues from opening 320 new licensed retail stores in the last 12 months and growth in new and existing international foodservice accounts, particularly in the United Kingdom.
International operating income increased to $56 million for the 39 weeks ended July 3, 2005, from $32 million in the corresponding period of fiscal 2004. Operating margin increased to 7.4% of related revenues from 5.6% in the corresponding period of fiscal 2004, primarily due to leverage gained on fixed costs distributed over an expanded revenue base.
Unallocated Corporate
Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $179 million for the 39 weeks ended July 3, 2005, compared to $157 million in the corresponding period of fiscal 2004. The increase was primarily due to higher payroll-related expenditures as well as higher professional fees, in support of both domestic and international expansion. Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.8% for the 39 weeks ended July 3, 2005 compared to 4.1% for the corresponding period of fiscal 2004.

Liquidity and Capital Resources
The following table represents components of the Company’s most liquid assets (in thousands):

	July 3,	October 3,
	2005	2004
Cash and cash equivalents	$130,112	$145,053
Short-term investments — available-for-sale and trading securities	218,429	507,956
Long-term investments — available-for-sale securities	83,894	135,179

Total	$432,435	$788,188

Starbucks has reclassified its auction rate securities of $154.1 million, previously classified in “Cash and cash equivalents,” as “Short-term investments — available-for-sale securities” on the consolidated balance sheet as of October 3, 2004. The Company had historically classified these securities as cash equivalents based on management’s ability to liquidate its holdings during the predetermined interest rate reset auctions, which generally occurred within 90 days of acquiring the securities. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” required reclassification to short-term investments.
The Company has made corresponding adjustments to its consolidated statement of cash flows for the prior year to reflect the gross purchases, sales and maturities of auction rate securities as investing activities rather than as a component of cash and cash equivalents. There was no impact on previously reported cash flows from operating activities as a result of the reclassification.
The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs. Cash and cash equivalents decreased by $15 million for the 39 weeks ended July 3, 2005, to $130 million. The Company had $432 million in total cash and cash equivalents and liquid investments at July 3, 2005, a decrease of $356 million compared to $788 million at October 3, 2004, due primarily to the sale of securities to fund common stock share repurchases.
The Company intends to use its available cash resources to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interest in selected equity method investees, particularly in international markets. Depending on market conditions, Starbucks may acquire additional shares of its common stock under its authorized share repurchase program. Management believes that existing cash and investments, as well as the strong cash flow generated from operations, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions, share repurchases and/or other new business opportunities will likely require outside funding.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2005 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as for any additional share repurchases. Management expects capital expenditures in fiscal 2005 to be at the low end of its original fiscal 2005 estimated range of $600 million to $650 million. For fiscal 2006, management expects capital expenditures to be in the range of $700 million to $725 million, related to opening approximately 850 Company-operated stores on a global basis, remodeling certain existing stores and enhancing its production capacity and information systems.
Cash provided by operating activities totaled $759 million for the 39 weeks ended July 3, 2005. Net earnings provided $371 million, further increased by non-cash depreciation and amortization expenses of $272 million and the tax benefit from the exercise of non-qualified stock options of $100 million.
Cash used by investing activities for the 39 weeks ended July 3, 2005, totaled $141 million. Net capital additions to property, plant and equipment used $470 million primarily for opening 465 new Company-operated retail stores and remodeling certain existing stores. Gross capital additions for the 39 weeks ended July 3, 2005, were $491 million and were offset by impairment provisions and foreign currency translation adjustments totaling $21 million. In November 2004, the Company increased its equity ownership from 18% to 100% for its licensed operations in Germany, which used $11 million, net of cash acquired. In April 2005, the Company acquired substantially all of the assets of Ethos Brands, LLC, a privately held bottled water company based in Santa Monica, California, which used $8 million, net of cash acquired. Partially offsetting these uses of cash, the net activity in the available-for-sale securities portfolio provided $341 million for the 39 weeks ended July 3, 2005, which was used to fund a portion of the Company’s common stock share repurchases.
Cash used by financing activities for the 39 weeks ended July 3, 2005, totaled $632 million, which was primarily attributed to the Company’s common stock share repurchases, partially offset by proceeds received from the exercise of stock options and sale of stock under the Company’s employee stock purchase plans. The total remaining amount of shares authorized for repurchase as of July 3, 2005 was 12.6 million. Share repurchases are at the discretion of management and depend on market conditions, capital requirements and such other factors as management may consider relevant.
Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the period
	13-week period ended		39-week period ended		Stores open as of
	July 3,	June 27,	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004	2005	2004

United States:
Company-operated Stores	141	99	373	302	4,666	4,081
Licensed Stores	142	84	383	281	2,222	1,703

	283	183	756	583	6,888	5,784
International:
Company-operated Stores (1)	31	29	92	94	1,049	921
Licensed Stores (1)	96	73	254	217	1,734	1,414

	127	102	346	311	2,783	2,335

Total	410	285	1,102	894	9,671	8,119

(1)	International store data has been adjusted for the 100% acquisition of the Germany and Singapore licensed operations by reclassifying historical information from Licensed Stores to Company-operated Stores.
Starbucks continues to plan to open approximately 1,500 new stores on a global basis in fiscal 2005. In the United States, Starbucks plans to open approximately 550 Company-operated locations and 525 licensed locations. In International markets, Starbucks plans to open approximately 100 Company-operated stores and 325 licensed stores.
Starbucks plans to open approximately 1,800 new stores on a global basis in fiscal 2006. In the United States, Starbucks plans to open approximately 700 Company-operated locations and 600 licensed locations. In International markets, Starbucks plans to open approximately 150 Company-operated stores and 350 licensed stores.
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
Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. (“Starbucks Japan”). The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of July 3, 2005, the maximum amount of the guarantees was approximately $9.8 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its balance sheet.

Product Warranties
Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores as well as equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 39-week period ended July 3, 2005.
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
With green coffee commodity costs at relatively low levels in recent years, the Company has used fixed-price purchase commitments in order to secure an adequate supply of quality green coffee, bring greater certainty to the cost of sales in future periods, and ensure a fair and sustainable price to coffee producers. As of July 3, 2005, the Company had $261 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee well into fiscal 2006. The Company believes, based on relationships established with its suppliers, the risk of non-delivery on such purchase commitments is remote. During the first few months of fiscal 2005, green coffee commodity prices increased significantly. Since then, commodity prices have moderated but still remain above the historically low levels experienced in recent years. Based on its market experience, the Company believes that fixed-price purchase commitments are less likely to be available on favorable terms when commodity prices are high. The Company therefore expects to return to its previous practice of price-to-be-fixed purchase contracts for green coffee purchases to meet at least some of its demand. The Company believes that, through a combination of fixed-price and price-to-be-fixed contracts it will be able to secure an adequate supply of quality green coffee. However, the use of price-to-be-fixed contracts instead of fixed-price contracts will decrease the predictability of coffee costs in future periods.
Fluid milk prices in the United States, which closely follow the monthly Class I fluid milk base price as calculated by the U.S. Department of Agriculture, rose significantly in fiscal 2004 and remained at high levels during the first half of fiscal 2005. Although the Company’s dairy costs have declined in recent months, the Company’s profitability could be adversely affected should prices increase significantly. Management continues to monitor published dairy prices on the related commodities markets, but cannot predict with any certainty the future prices to be paid for dairy products.
In addition to fluctuating commodity prices, management believes that the Company’s future statements of earnings could be significantly impacted by other factors, such as increased competition within the specialty coffee industry, the Company’s ability to find optimal store locations at favorable lease rates, increased costs associated with opening and operating retail stores and the Company’s continued ability to hire, train and retain qualified personnel, as well as other factors discussed under “Certain Additional Risks and Uncertainties” in the “Business” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 3, 2004.
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
Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R will require Starbucks to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005, and Starbucks will adopt the new requirements in its first fiscal quarter of 2006, using the modified prospective transition method. The adoption of SFAS 123R will reduce the Company’s future net earnings. Management continues to evaluate the impacts of SFAS 123R and related interpretations to quantify the expected financial impacts.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact of adoption on its consolidated statement of earnings and balance sheet.
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
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company may elect to repatriate earnings in either fiscal 2005 or fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. In addition, the U.S. Treasury Department is expected to provide additional clarifying guidance on certain elements of the repatriation provision. Earnings under consideration for repatriation range from $0 to $100 million and the related income tax effects from such repatriation cannot be reasonably estimated at this time. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.
In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated balance sheet or statement of earnings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
As of July 3, 2005, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Japan. These contracts expire within 21 months.
Based on the foreign exchange contracts outstanding as of July 3, 2005, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of July 3, 2005, would result in a reduced fair value of these derivative financial instruments of approximately $11.2 million, of which $4.6 million may reduce the Company’s future earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $11.7 million, of which $6.3 million may increase the Company’s future earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.
There has been no material change in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2004 Annual Report on Form 10-K/A.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (July 3, 2005), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 3, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 3, 2004, two current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (FLSA). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA and that the managers are therefore entitled to overtime compensation for any week in which they worked more than 40 hours during the past three years. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the past three years. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case is in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and that a loss in this case is unlikely. Due to the early status of this case, the Company cannot estimate the possible loss to the Company, if any. Trial currently is set for early 2006, and the Company intends to vigorously defend the lawsuit.
In addition to the lawsuit described above, the Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the balance sheet or statement of earnings of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended July 3, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased	that May Yet Be
	Number	Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period (1)	Purchased	Share	or Programs(2)	Programs (2)
April 4, 2005 — May 1, 2005	5,562,500	$48.24	5,562,500	16,488,100
May 2, 2005 — May 29, 2005	2,578,500	$52.45	2,578,500	13,909,600
May 30, 2005 — July 3, 2005	1,299,060	$52.90	1,299,060	12,610,540

Total	9,440,060	$50.03	9,440,060

(1)	Monthly information is presented by reference to the Company’s fiscal months during the period covered by this Quarterly Report on Form 10-Q.

(2)	The Company’s share repurchase program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock as follows: ten million shares, announced March 31, 2003; nine million shares announced on September 23, 2004; and ten million shares announced on May 5, 2005. Shares remaining for repurchase relate only to the authorizations announced on September 23, 2004 and May 5, 2005. Neither of these authorizations has an expiration date.
Item 6. Exhibits
(a)	Exhibits:

Exhibit
No.	Description

10.1	2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan

10.2	Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan

10.3
Employment Agreement dated May 25, 2005 between Starbucks Corporation and Michael Casey (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

10.4
Employment Agreement dated May 25, 2005 between Starbucks Corporation and David A. Pace (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

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

STARBUCKS CORPORATION
August 10, 2005	By:	/s/ MICHAEL CASEY
Michael Casey
executive vice president and chief financial officer

Signing on behalf of the registrant and as principal financial officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan

10.2	Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan

10.3
Employment Agreement dated May 25, 2005 between Starbucks Corporation and Michael Casey (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

10.4
Employment Agreement dated May 25, 2005 between Starbucks Corporation and David A. Pace (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

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