Form 10-K
period 2005-10-02
STARBUCKS CORP
filed 2005-12-16
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 0-20322
Starbucks Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1325671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2401 Utah Avenue South Seattle, Washington 98134	98134 (Zip Code)
(Address of principal executive offices)
(Registrant’s telephone number, including area code): (206) 447-1575
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes ☑         No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on April 1, 2005 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $19,997,624,194.
As of December 14, 2005, there were 764,103,540 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on February 8, 2006 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
FORM 10-K
For the Fiscal Year Ended October 2, 2005

PART I

Item 1.	Business
General
Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”), formed in 1985, purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels and, through certain of its equity investees, Starbucks produces and sells bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drink and a line of superpremium ice creams. All channels outside the Company-operated retail stores are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new channels of distribution.
Segment Financial Information
Starbucks has two operating segments, United States and International, each of which includes Company-operated retail stores and Specialty Operations. Information about Starbucks total net revenues, earnings before income taxes, depreciation and amortization, income from equity investees, equity method investments, identifiable assets, net impairment and disposition losses and capital expenditures by segment is included in Note 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K (“Form 10-K” or “Report”).
The following table shows the Company’s revenue components for the fiscal year ended October 2, 2005:

	% of Total	% of Specialty
Revenues	Net Revenues	Revenues

Company-operated retail	85%

Specialty:
Licensing:
Retail stores	6%	42%
Grocery and warehouse club	4%	24%
Branded products	<1%	2%

Total licensing	10%	68%
Foodservice and other:
Foodservice	4%	29%
Other initiatives	1%	3%

Total foodservice and other	5%	32%
Total specialty	15%	100%

Total net revenues	100%

Company-operated Retail Stores
The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing each customer a unique Starbucks Experience. The Starbucks Experience, or third place experience, after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share in existing markets primarily by opening additional stores and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, Starbucks opened 735 new Company-operated stores during the fiscal year ended October 2, 2005 (“fiscal 2005”). Starbucks Company-operated retail stores, including 11 Seattle’s Best Coffee® (“SBC”) stores and 2 Hear Music retail stores, accounted for 85% of total net revenues during fiscal 2005.
The following table summarizes total Company-operated retail store data for the periods indicated:

	Net Stores Opened During
	the Fiscal Year Ended
			Stores Open as of
	Oct 2, 2005	Oct 3, 2004
	(52 Wks)	(53 Wks)	Oct 2, 2005	Oct 3, 2004

United States	574	514	4,867	4,293
International:
United Kingdom	45	49	467	422
Canada	62	56	434	372
Thailand	14	11	63	49
Australia	14	4	58	44
Germany(1)	9	10	44	35
Singapore	(3)	–	32	35
China(1)	18	3	24	6
Chile(1)	1	8	10	9
Ireland	1	–	1	–

Total International	161	141	1,133	972

Total Company-operated	735	655	6,000	5,265

(1)	International store data has been adjusted for the acquisitions of the Germany, Southern China and Chile operations by reclassifying historical information from Licensed stores to Company-operated stores.
Starbucks retail stores are typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format, its stores are located in or near a variety of settings, including downtown and suburban retail centers, office buildings and university campuses. While the Company selectively locates stores in shopping malls, it focuses on locations that provide convenient access for pedestrians and drivers. With the flexibility in store size and format, the Company also locates retail stores in select rural and off-highway locations to serve a broader array of customers outside major metropolitan markets and further expand brand awareness. To provide a greater degree of access and convenience for nonpedestrian customers, the Company has increased development of drive-thru retail stores. At the end of fiscal 2005, the Company operated approximately 1,100 drive-thru locations.

All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages, a selection of teas and distinctively packaged roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, bottled water, coffee-making equipment and accessories, a selection of compact discs, games and seasonal novelty items. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. In the United States and in International markets, approximately 2,850 stores and 950 stores, respectively, carry a selection of prepared sandwiches and salads.
In addition to providing a selection of compact discs in Company-operated stores, the Company has created new and convenient ways for consumers to discover, experience and acquire all genres of music through Starbucks Hear Musictm media bars, a service that offers custom CD burning at select Starbucks retail locations in Seattle, Washington and Austin, Texas, and the Starbucks Hear Musictm Coffeehouse, a first-of-its-kind music store in Santa Monica, California. The Company has plans to open two additional Hear Music Coffeehouses in Miami, Florida and San Antonio, Texas in fiscal 2006.
The Company’s retail sales mix by product type during fiscal 2005 was as follows: 77% beverages, 15% food, 4% whole bean coffees and 4% coffee-making equipment and other merchandise.
Specialty Operations
Specialty Operations strive to develop the Company’s brands outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties that share the Company’s values and commitment to quality. These relationships take various forms, including licensing arrangements, foodservice accounts and other initiatives related to the Company’s core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations. During fiscal 2005, specialty revenues (which include royalties and fees from licensees, as well as product sales derived from Specialty Operations) accounted for 15% of total net revenues.
Licensing
In its licensed retail store operations, the Company leverages the expertise of its local partners and shares Starbucks operating and store development experience. Licensee partners are typically master concessionaires, which can provide improved access to desirable retail space, or prominent retailers with in-depth market knowledge and access. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee, tea, CDs and related products for resale in licensed locations. Employees working in licensed retail locations are required to follow Starbucks detailed store operating procedures and attend training classes similar to those given to Company-operated store managers and employees.
Starbucks opened 596 new licensed retail stores in the United States during fiscal 2005, and as of October 2, 2005, operated 2,435 licensed stores. During fiscal 2005, Starbucks opened 341 new International licensed stores, including the first stores in Jordan and The Bahamas. At October 2, 2005, the Company’s International operating segment had a total of 1,806 licensed retail stores. Product sales to and royalty and license fee revenues from U.S. and International licensed retail stores accounted for 42% of specialty revenues in fiscal 2005.

At fiscal year end 2005, Starbucks total licensed retail stores by region and specific location were as follows:

Asia Pacific		Europe/Middle East/Africa		Americas

Japan	572	Spain	39	United States	2,435
China	185	Saudi Arabia	38	Canada	118
Taiwan	153	Greece	38	Mexico	60
South Korea	133	United Arab Emirates	37	Hawaii	51
Philippines	83	Kuwait	32	Puerto Rico	11
Malaysia	62	Turkey	24	Peru	6
New Zealand	41	Switzerland	21	The Bahamas	2
Indonesia	32	France	16
		Lebanon	10
		Austria	9
		Qatar	8
		Bahrain	8
		Cyprus	7
		Oman	4
		Jordan	4
		UK	2

Total	1,261	Total	297	Total	2,683

In grocery and warehouse club stores throughout the United States, the Company sells a selection of Starbucks® whole bean and ground coffees, as well as Seattle’s Best Coffee® and Torrefazione Italia® branded coffees and a selection of premium Tazo® teas through a licensing relationship with Kraft Foods Inc. (“Kraft”). Kraft manages all distribution, marketing, advertising and promotion. In International markets, Starbucks also has licensing arrangements with other grocery and warehouse club stores. By the end of fiscal 2005, the Company’s coffees and teas were available in approximately 31,300 grocery and warehouse club stores, with 30,000 in the United States and 1,300 in International markets. Revenues from this category comprised 24% of specialty revenues in fiscal 2005.
The Company has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds 50% equity interests. The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drink. The Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc., develops and distributes superpremium ice creams.
Starbucks and Jim Beam Brands Co., a unit of Fortune Brands, Inc., manufacture and market Starbucks-branded premium coffee liqueur products in the United States. The Company introduced a coffee liqueur product nationally during the fiscal second quarter of 2005, and will launch a coffee and cream liqueur product in fiscal 2006 in restaurants, bars and retail outlets where premium distilled spirits are sold. The Company does not and will not sell the liqueur products in its Company-operated or licensed retail stores.
In September 2005, the Company launched Starbucks Discoveriestm, a ready-to-drink chilled cup coffee beverage in refrigerated cases of convenience stores in Japan, through a manufacturing and distribution agreement with Suntory Limited, and in Taiwan, through separate co-packing and distribution agreements with Uni-President Enterprises Corporation and the Company’s equity investee, President Starbucks Coffee

Taiwan Ltd. In fiscal 2006, the Company plans to enter the ready-to-drink coffee category in South Korea through a licensing agreement with Dong Suh Foods Corporation to import bottled Starbucks Frappuccino® coffee drinks produced in the United States.
Collectively, the revenues from these branded products accounted for 2% of specialty revenues in fiscal 2005.
Foodservice
The Company sells whole bean and ground coffees, including the Starbucks, Seattle’s Best Coffee and Torrefazione Italia brands, as well as a selection of premium Tazo teas, to institutional foodservice companies that service business, industry, education and healthcare accounts, office coffee distributors, hotels, restaurants, airlines and other retailers. Beginning in fiscal 2003, the Company transitioned the majority of its direct distribution accounts to SYSCO Corporation’s and U.S. Foodservice’stm national broadline distribution network and aligned foodservice sales, customer service and support resources with those of SYSCO Corporation and U.S. Foodservice. Starbucks and Seattle’s Best Coffee are the only superpremium national-brand coffees actively promoted by SYSCO Corporation. The Company’s total worldwide foodservice operations had approximately 15,500 accounts at fiscal year end 2005, and revenues from these accounts comprised 29% of total specialty revenues.
Other Initiatives
Included in this category is the Company’s emerging entertainment business, which encompasses multiple music and technology based initiatives designed to appeal to new and existing Starbucks customers. Among these initiatives are strategic marketing and co-branding arrangements, such as the 24-hour Starbucks Hear Musictm digital music channel 75 available to all XM Satellite Radio subscribers, and the availability of wireless broadband Internet service in Company-operated retail stores located in the United States and Canada. Additionally, the entertainment business includes Starbucks Hear Music’s innovative partnerships with other music labels for the production, marketing and distribution of both exclusive and nonexclusive music, music programming for Starbucks stores worldwide, and CD sales through the Company’s website at Starbucks.com/hearmusic.
The Company also maintains a website at Starbucks.com where customers may purchase, register or reload Starbucks stored value cards, as well as apply for the Starbucks Card Duettotm Visa® (the “Duetto Card”), issued through the Company’s agreement with Chase Bank USA, N.A. and Visa. The Duetto Card is a first-of-its-kind card, combining the functionality of a credit card with the convenience of a reloadable Starbucks Card. Additionally, the website contains information about the Company’s coffee products, brewing equipment and store locations. Collectively, the operations of these other initiatives accounted for 3% of specialty revenues in fiscal 2005.
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
The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, and political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.
The Company depends upon its relationships with coffee producers, outside trading companies and exporters for its supply of green coffee. With green coffee commodity prices at relatively low levels in recent years, the Company has used fixed-price purchase commitments in order to secure an adequate supply of quality green coffee, bring greater certainty to the cost of sales in future periods, and promote sustainability by paying a fair price to coffee producers. As of October 2, 2005, the Company had $375 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through fiscal 2006. The Company believes, based on relationships established with its suppliers, the risk of non-delivery on such purchase commitments is remote. During the first few months of fiscal 2005, green coffee commodity prices increased significantly. Since then, commodity prices have moderated but still remain above the historically low levels experienced in recent years. Based on its market experience, the Company believes that fixed-price purchase commitments are less likely to be available on favorable terms when commodity prices are high. The Company therefore expects to return to its previous practice of entering into price-to-be-fixed purchase contracts to meet at least some of its demand. These types of contracts state the quality, quantity and delivery periods but allow the price of green coffee over a market index to be established after contract signing. The Company believes that, through a combination of fixed-price and price-to-be-fixed contracts it will be able to secure an adequate supply of quality green coffee. However, an increased use of price-to-be-fixed contracts instead of fixed-price contracts would decrease the predictability of coffee costs in future periods.
During fiscal 2004, Starbucks established the Starbucks Coffee Agronomy Company S.R.L., a wholly owned subsidiary located in Costa Rica, to reinforce the Company’s leadership role in the coffee industry and to help ensure sustainability and future supply of high-quality green coffees from Central America. Staffed with agronomists and sustainability experts, this first-of-its-kind Farmer Support Center is designed to proactively respond to changes in coffee producing countries that impact farmers and the supply of green coffee.
In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. Fluid milk is purchased from multiple suppliers who have processing facilities near concentrations of Company-operated retail stores. Dairy prices in the United States, which closely follow the monthly Class I fluid milk base price as calculated by the U.S. Department of Agriculture, rose significantly in fiscal 2004. Although the Company’s dairy costs rose only slightly in fiscal 2005 compared to fiscal 2004, Starbucks profitability could be adversely affected should prices increase significantly. Management continues to monitor published dairy prices on the related commodities markets, but cannot predict with any certainty future prices to be paid for dairy products.
The Company also purchases a broad range of paper and plastic products, such as cups, lids, napkins, straws, shopping bags and corrugated paper boxes from several companies to support the needs of its retail stores as well as its manufacturing and distribution operations. The cost of these materials is dependent in part upon commodity paper and plastic resin costs, but the Company believes it mitigates the effect of short-term raw material price fluctuations through strategic relationships with key suppliers.
Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Beverage ingredients, other than coffee and milk, including leaf teas and the Company’s menu of ready-to-drink beverages, are purchased from several specialty manufacturers, usually under long-term supply contracts. Food products, such as fresh pastries and lunch items, are generally purchased from both regional and local sources. Coffee-making equipment, such as drip and French press coffeemakers, espresso machines and coffee grinders, are generally purchased directly from their manufacturers. Coffee-related accessories, including items bearing the Company’s logos and trademarks, are produced and distributed through contracts with a number of different suppliers.
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
Starbucks faces intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that Starbucks will be able to continue to secure adequate sites at acceptable rent levels or that the Company will be able to attract a sufficient number of qualified personnel.
Patents, Trademarks, Copyrights and Domain Names
The Company owns and/or has applied to register numerous trademarks and service marks in the United States and in more than 150 additional countries throughout the world. Rights to the trademarks and service marks in the United States are generally held by a wholly owned affiliate of the Company and are used by the Company under license. Some of the Company’s trademarks, including Starbucks®, the Starbucks logo, Frappuccino®, Seattle’s Best Coffee® and Tazo® are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The Company owns numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. The Company also holds patents on certain products, systems and designs. In addition, the Company has registered and maintains numerous Internet domain names, including “Starbucks.com” and “Starbucks.net.”
Research and Development
Starbucks research and development efforts are led by food scientists, engineers, chemists and culinarians in the Research and Development department. This team is responsible for the technical development of food and beverage products and new equipment. The Company spent approximately $10.5 million, $8.3 million and $5.4 million during fiscal 2005, 2004 and 2003, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.
Seasonality and Quarterly Results
Starbucks business is subject to seasonal fluctuations. Significant portions of the Company’s net revenues and profits are realized during the first quarter of the fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company’s rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Employees
As of October 2, 2005, the Company employed approximately 115,000 people worldwide. In the United States, Starbucks employed approximately 97,500 people, with 91,200 in Company-operated retail stores and the remainder in the Company’s administrative and regional offices, and store development, roasting and warehousing operations. Approximately 17,500 employees were employed in International Company-operated retail stores, regional support facilities, roasting and warehousing operations. At fiscal year end, employees at 10 of the Company’s Canadian stores were represented by a union. Starbucks believes its current relations with its employees are good.
Available Information
Starbucks Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of Starbucks website at www.starbucks.com/aboutus/investor.asp or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on the Company’s website is not part of this or any other report Starbucks files with, or furnishes to, the SEC.
Starbucks demonstrates its commitment to corporate social responsibility (“CSR”) by conducting its business in ways that produce social, environmental and economic benefits to the communities where Starbucks operates. The Company aligns its principles for social responsibility with its overall strategy and business operations. As a result, Starbucks believes it delivers benefits to the Company and its stakeholders — partners, customers, suppliers, shareholders, community members and others — while distinguishing Starbucks as a leader within the coffee industry. Providing open communication and transparency helps the Company be accountable to its stakeholders. To support this goal, Starbucks publishes a CSR Annual Report. Starbucks fiscal 2005 CSR Annual Report will be available online at www.starbucks.com/csr beginning February 8,

2006. To request a printed copy of the report, which will be available in late March 2006, please call 1-800-23-LATTE (1-800-235-2883) or email your request to info@starbucks.com.
Item 1A.     Risk Factors
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. Starbucks is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.
• A regional or global health pandemic could severely affect Starbucks business.
A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, the Company’s business could be severely affected. Starbucks has positioned itself as a “third place” between home and work where people can gather together for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact the Company’s business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in its stores. The impact of a health pandemic on Starbucks might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale, use or license of their products and services.
• Market expectations for Starbucks financial performance are high.
Management believes the price of Starbucks stock reflects high market expectations for its future operating results. In particular, any failure to meet the market’s high expectations for Starbucks comparable store sales growth rates, earnings per share and new store openings could cause the market price of Starbucks stock to drop rapidly and sharply.
• Starbucks is highly dependent on the financial performance of its United States operating segment.
The Company’s financial performance is highly dependent on its United States operating segment, which comprised 84% of consolidated total net revenues in fiscal 2005. Any substantial or sustained decline in these operations, if not offset by increased financial performance elsewhere, could materially adversely affect the Company’s business and financial results. Declines in financial performance of the Company’s United States operating segment could arise from, among other things:

•	failing to meet annual targets for net store openings;

•	declines in actual or estimated comparable store sales growth rates and expectations (commonly referred to as “same store sales” growth);

•	negative trends in operating expenses, including increased labor costs;

•	higher coffee, dairy or other commodity costs;

•	opening less productive stores and cannibalizing existing stores with new stores;

•	shifts in sales mix toward lower-margin products;

•	higher costs associated with maintaining and refurbishing the Company’s existing base of Company-operated retail stores;

•	the impact of initiatives by competitors and increased competition generally; and

•	failing to consistently provide high quality products and innovate new products and business processes to retain the Company’s existing customer base and attract new customers.
• Starbucks is subject to a number of significant risks that might cause the Company’s actual results to vary materially from its forecasts, targets, or projections, including:

•	declines in actual or estimated comparable store sales growth rates and expectations;

•	failing to meet annual targets for store openings, as a result of delays in store openings or failing to identify and secure sufficient real estate locations;

•	failing to continue to increase net revenues and operating income in either or both of Starbucks United States and International operating segments;

•	failing to penetrate and expand into emerging International markets, such as China;

•	failure of newly-opened stores to generate expected financial results;

•	failing to anticipate, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support the growth of its business, including managing the costs associated with such resources;

•	failing to integrate, leverage and generate expected rates of return on investments, including expansion of existing businesses and expansion through domestic and foreign acquisitions;

•	failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund its growth;

•	declines in general consumer demand for specialty coffee products;

•	lack of customer acceptance of new products;

•	lack of customer acceptance of Starbucks products in new markets;

•	increases in the price of high quality arabica coffee, dairy products, and other consumables, and the Company’s inability to obtain a sufficient supply of such commodities and consumables as its business grows;

•	failing to manage the impact of any adverse publicity regarding the Company’s business practices or the health effects of consuming its products;

•	increased labor costs, including significant increases in worker’s compensation insurance premiums and health care benefits;

•	litigation against Starbucks, particularly any class action litigation;

•	unfavorable general economic conditions in the markets in which Starbucks operates, including, but not limited to, changes in interest rates, unemployment rates, disposable income and other events or factors that adversely affect consumer spending;

•	unanticipated changes in executive management;

•	failing to manage the impact on Starbucks business of factors such as labor discord, war, terrorism, political instability in certain markets and natural disasters; and

•	interruptions in service by common carriers that ship goods within the Company’s distribution channels.
• The Company’s success depends substantially on the value of the Starbucks brand.
Starbucks believes it has built an excellent reputation globally for the quality of its products, for delivery of a consistently positive consumer experience and for its corporate social responsibility programs. The Starbucks brand has been highly rated in several global brand value studies. Management believes it must preserve and grow the value of the Starbucks brand to be successful in the future, particularly outside of North America, where the Starbucks brand is less well known. Brand value is based in part on consumer perceptions as to a variety of subjective qualities, and can be damaged badly even by isolated business incidents that degrade consumer trust, particularly if the incidents receive considerable publicity or result in litigation. Consumer demand for the Company’s products and its brand equity could diminish significantly if Starbucks fails to preserve the quality of its products, is perceived to act in an unethical or socially irresponsible manner or fails to deliver a consistently positive consumer experience in each of its markets.
• Effectively managing the Company’s rapid growth is challenging.
The Company’s long-term goal is to open approximately 15,000 Starbucks stores in the United States and at least 15,000 stores in International markets. Starbucks expects annual total net revenue growth of approximately 20% and annual earnings per share growth of approximately 20-25% for the next three to five year period (excluding fiscal 2006, when Starbucks begins recording the effect of stock compensation as an expense using the modified prospective transition method). Effectively managing growth on this scale is challenging, particularly as Starbucks expands into new markets internationally, and it becomes increasingly difficult to ensure a consistent supply of high quality raw materials, to hire sufficient numbers of key employees to meet the Company’s growth targets, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience. Achieving the Company’s growth targets is also dependent on its ability to open more new stores in the current year as well as future years than it opened in prior years.
• The loss of key personnel or any difficulty recruiting and retaining qualified personnel could jeopardize the Company’s ability to meet its growth targets.
The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executive and operating officers and other personnel. Starbucks must continue to recruit, retain and motivate management and operating personnel sufficient to maintain its current business and support its projected growth. A shortage of these key employees might jeopardize the Company’s ability to meet its growth targets.

• Starbucks faces intense competition in the specialty coffee market.
There are numerous competitors in almost every market in which Starbucks operates and in which it expects to expand in both the specialty coffee beverage business and the specialty whole bean coffee business. This is especially true in the major metropolitan areas where Starbucks operates and expects to expand, in virtually all of which there are local or regional competitors with substantial collective market presence. Although competition in the specialty coffee beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources than Starbucks could enter this market at any time and compete directly against Starbucks. The Company’s whole bean coffees compete directly against specialty coffees sold through supermarkets, specialty retailers and a growing number of specialty coffee stores. Some of the Company’s competitors in these whole bean specialty coffee distribution channels have greater financial and marketing resources than Starbucks. Both the Company’s whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. Starbucks also faces well-established competitors in many international markets. If Starbucks fails to maintain and build market share in the specialty coffee market and the coffee market generally, it could harm the Company’s business and financial results.
• Adverse public or medical opinions about the health effects of consuming the Company’s products could harm its business.
Some of the Company’s products contain significant amounts of caffeine, dairy products, sugar and other active compounds, the health effects of which are not fully understood or are the subject of increasing public scrutiny. A number of research studies have concluded or suggested that excessive consumption of caffeine can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high-calorie foods, have led to a rapidly rising rate of obesity. Particularly in the United States, there is increasing consumer awareness of health risks, including obesity, due in part to increasing publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While Starbucks has a variety of beverage and food items that are low in caffeine and calories, an unfavorable report on the health effects of caffeine or other compounds present in the Company’s products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for the Company’s beverages and food products.
• Significant increases in the market price or decreases in availability of high quality arabica coffee could harm the Company’s business and financial results.
The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending on the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or restricting coffee supplies. Any significant increase in the market price or any significant decrease in the availability of high quality arabica coffee could adversely affect the Company’s business and financial results. Starbucks also purchases large quantities of dairy products — particularly milk. Any significant increase in the market price or decrease in availability of dairy products could harm the Company’s business and financial results.

• Starbucks is increasingly dependent on the success of its International operating segment in order to achieve its growth targets.
The Company’s future growth depends increasingly on the growth and operations of its International operating segment. Some or all of the Company’s International market business units (“MBUs”), which Starbucks generally defines by the countries or regions in which they operate, may not be successful in their operations or in achieving expected growth. Starbucks may find business partners who do not share its cultural, marketing or operating philosophies or who are unable to operate the MBU profitably. Some factors that will be critical to the success of International MBUs are different than those affecting the Company’s U.S. stores and licensees. Tastes naturally vary by region, and consumers in new international markets into which Starbucks and its licensees expand may not embrace Starbucks products to the same extent as consumers in the Company’s existing markets. Occupancy costs and store operating expenses are also sometimes higher internationally than in the United States due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of the Company’s International operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher, compared to U.S. operations. The Company’s International operations are also subject to additional inherent risks of conducting business abroad, such as:

•	foreign currency exchange rate fluctuations;

•	changes or uncertainties in economic, social and political conditions in the Company’s markets;

•	interpretation and application of laws and regulations;

•	restrictive actions of foreign or United States governmental authorities affecting trade and foreign investment, including protective measures such as export and customs duties and tariffs and restrictions on the level of foreign ownership;

•	import or other business licensing requirements;

•	the enforceability of intellectual property and contract rights;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	lower levels of consumer spending on a per capita basis than in the United States;

•	difficulty in staffing, developing and managing foreign operations due to distance, language and cultural differences; and

•	local laws that make it more expensive and complex to negotiate with, retain or terminate employees.
• The China market is important to the Company’s long-term growth prospects — doing business there and in other developing countries can be challenging.
Starbucks expects the People’s Republic of China to be one of its largest markets outside of the United States. Any significant or prolonged deterioration in U.S.-China relations might adversely affect the Company’s China business. The Company’s growing investments in its China operations will increase the Company’s exposure in this market.
Many of the risks and uncertainties of doing business in China are solely within the control of the Chinese government. China’s government regulates the business conducted by Starbucks through its subsidiaries, joint ventures and authorized licensees by restricting the scope of the Company’s foreign investments within China and the food and beverage, retail, wholesale and distribution business conducted within China. Although management believes it has structured the Company’s China operations to comply with local laws, there are substantial uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If China’s governmental authorities were ultimately to conclude that Starbucks has not complied with one or more existing or future laws or regulations, or if their interpretations of those laws or regulations were to change over time, the Company’s affiliates could be subject to fines and other financial penalties or forced to cease operations entirely. Moreover, it could adversely affect the Company’s business if it is unable to enforce its intellectual property and contract rights in China’s courts.
Additionally, Starbucks plans to enter selected markets in other developing countries (such as Russia, India and Brazil) as an important part of the projected growth of the International operating segment. Some of those markets pose legal and business challenges similar to the China market, such as substantial uncertainty regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights.
• Failure of the Company’s internal control over financial reporting could harm its business and financial results.
The management of Starbucks is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s rapid growth and entry into new, globally dispersed markets will place significant additional pressure on the Company’s system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and timely or to detect and prevent fraud.

Item 1B.     Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table shows properties used by Starbucks in connection with its roasting and distribution operations:

	Approximate Size	Owned or
Location	in Square Feet	Leased	Purpose

Kent, WA	332,000	Owned	Roasting and distribution
Kent, WA	285,000	Leased	Warehouse
Renton, WA	125,000	Leased	Warehouse
York County, PA	365,000	Owned	Roasting and distribution
York County, PA	297,000	Owned	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Portland, OR	80,000	Leased	Warehouse
Basildon, United Kingdom	141,000	Leased	Warehouse and distribution
Amsterdam, Netherlands	94,000	Leased	Roasting and distribution
The Company leases approximately 935,000 square feet of two buildings located in Seattle, Washington for corporate administrative offices and has options to lease approximately 100,000 additional square feet in both buildings.
As of October 2, 2005, Starbucks had a total of 6,000 Company-operated retail stores, of which nearly all are located in leased premises. The Company also leases space in approximately 120 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

Item 3.	Legal Proceedings
See discussion of Legal Proceedings in Note 18 to the consolidated financial statements included in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2005.
Executive Officers of the Registrant
The executive officers of the Company are as follows:

Name	Age	Position

Howard Schultz	52	chairman of the Board of Directors
James L. Donald	51	president, chief executive officer and director
James C. Alling	44	president, Starbucks Coffee U.S.
Martin Coles	50	president, Starbucks Coffee International
Michael Casey	60	executive vice president, chief financial officer and chief administrative officer
Paula E. Boggs	46	executive vice president, general counsel and secretary
Dorothy J. Kim	43	executive vice president, Supply Chain Operations
David A. Pace	46	executive vice president, Partner Resources
Howard Schultz is the founder of the Company and the chairman of the board. From the Company’s inception in 1985 to June 2000, he served as chairman of the board and chief executive officer. From June 2000 to February 2005, Mr. Schultz also held the title of chief global strategist. From 1985 to June 1994, Mr. Schultz was the Company’s president. From January 1986 to July 1987, Mr. Schultz was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company. From September 1982 to December 1985, Mr. Schultz was the director of retail operations and marketing for Starbucks Coffee Company, a predecessor to the Company. Mr. Schultz also serves on the board of directors of DreamWorks Animation SKG, Inc.
James L. Donald joined Starbucks in October 2002 and has been president and chief executive officer and a director of the Company since April 2005. From October 2004 to April 2005, Mr. Donald served as ceo designate. Prior to that, Mr. Donald served as president, North America from the time he joined the Company in October 2002. From October 1996 to October 2002, Mr. Donald served as chairman, president and ceo of Pathmark Stores, Inc. and prior to that time he held a variety of senior management positions with Albertson’s, Inc., Safeway, Inc., and Wal-Mart Stores, Inc.
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
Martin Coles joined Starbucks in April 2004 as president, Starbucks Coffee International. Prior to joining Starbucks, Mr. Coles served as an executive vice president of Reebok International, Ltd. from December 2001 to February 2004, including as president and chief executive officer of the Reebok® brand from June 2002 to February 2004 and executive vice president of Global Operating Units from December 2001 to May 2002. From February 2001 to December 2001, Mr. Coles was senior vice president, International Operations for

Gateway, Inc. From February 2000 to January 2001, Mr. Coles was president and chief executive officer of Letsbuyit.com. From September 1992 to February 2000, Mr. Coles held several executive level general management, sales and operations positions for NIKE Inc.’s Global and European operations.
Michael Casey joined Starbucks in August 1995 as senior vice president and chief financial officer and was promoted to executive vice president, chief financial officer and chief administrative officer in September 1997. Prior to joining Starbucks, Mr. Casey served as executive vice president and chief financial officer of Family Restaurants, Inc. from its inception in 1986. During his tenure there, he also served as a director from 1986 to 1993, and as president and chief executive officer of its El Torito Restaurants, Inc. subsidiary from 1988 to 1993. Mr. Casey serves on the board of directors of The Nasdaq Stock Market, Inc.
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
Dorothy J. Kim joined Starbucks in November 1995 and was promoted to executive vice president, Supply Chain Operations in December 2004. From April 2003 to December 2004, Ms. Kim was senior vice president, Global Logistics, Planning and Procurement. From April 2002 to April 2003, Ms. Kim was vice president, Supply Chain and Coffee Operations, Logistics, and from October 2000 to April 2002, Ms. Kim was vice president, Supply Chain and Coffee Operations, Finance and Systems. Prior to becoming a vice president, Ms. Kim held several positions in retail planning and operations.
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
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended October 2, 2005, as adjusted to give effect to the Company’s two-for-one stock split completed on October 21, 2005:
Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
	Total	Average	Part of Publicly	May Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period(1)	Purchased	Share	Programs(2)	or Programs(2)

Jul 4, 2005 - Jul 31, 2005	6,705,000	$25.69	6,705,000	18,516,080
Aug 1, 2005 - Aug 28, 2005	4,144,002	$25.41	4,144,002	14,372,078
Aug 29, 2005 - Oct 2, 2005	2,276,550	$24.00	2,276,550	22,095,528

Total	13,125,552	$25.31	13,125,552

(1)	Monthly information is presented by reference to the Company’s fiscal months during the fourth quarter of fiscal 2005.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock, as adjusted to give effect for the two-for-one stock split completed on October 21, 2005, as follows: 18 million shares announced on September 23, 2004; and 20 million shares announced on May 5, 2005. On September 22, 2005, the Board authorized the repurchase of 10 million shares. Shares remaining for repurchase relate only to the authorizations announced on May 5, 2005 and September 22, 2005. Neither of these authorizations has an expiration date.

SHAREHOLDER INFORMATION
Market Information and Dividend Policy
The Company’s common stock is traded on the National Market tier of The Nasdaq Stock Market, Inc. (“Nasdaq”), under the symbol “SBUX.” The following table shows the quarterly high and low closing sale prices per share of the Company’s common stock as reported by Nasdaq for each quarter during the last two fiscal years. These prices have been adjusted to give effect to the Company’s two-for-one stock split completed on October 21, 2005.

	High	Low

October 2, 2005:
Fourth Quarter	$26.35	$23.08
Third Quarter	28.13	22.78
Second Quarter	30.80	24.79
First Quarter	31.94	23.53

October 3, 2004:
Fourth Quarter	$23.94	$21.29
Third Quarter	22.09	18.62
Second Quarter	19.48	16.15
First Quarter	16.50	14.40

As of December 1, 2005, the Company had approximately 13,900 shareholders of record. Starbucks has never paid any dividends on its common stock. The Company presently intends to retain earnings for use in its business and to repurchase shares of common stock and, therefore, does not anticipate paying a cash dividend in the near future.

Item 6.	Selected Financial Data
In thousands, except earnings per share and store operating data
The following selected financial data are derived from the consolidated financial statements of the Company. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Company’s consolidated financial statements and notes.

	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002	Sep 30, 2001
As of and for the Fiscal Year Ended(1)	(52 Wks)	(53 Wks)	(52 Wks)	(52 Wks)	(52 Wks)

RESULTS OF OPERATIONS
Net revenues:
Company-operated retail	$5,391,927	$4,457,378	$3,449,624	$2,792,904	$2,229,594
Specialty:
Licensing	673,015	565,798	409,551	311,932	240,665
Foodservice and other	304,358	271,071	216,347	184,072	178,721

Total specialty	977,373	836,869	625,898	496,004	419,386

Total net revenues	6,369,300	5,294,247	4,075,522	3,288,908	2,648,980

Operating income	780,615	606,587	420,850	313,304	277,745
Internet-related investment losses(2)	—	—	—	—	2,940
Gain on sale of investment(3)	—	—	—	13,361	—
Net earnings	$494,467	$388,973	$265,355	$210,463	$178,794
Net earnings per common share — diluted(4)	$0.61	$0.47	$0.33	$0.26	$0.23
Cash dividends per share	—	—	—	—	—

BALANCE SHEET
Working capital(5)	$(17,662)	$604,636	$335,767	$328,777	$165,045
Total assets	3,514,065	3,386,541	2,776,112	2,249,435	1,807,746
Short-term borrowings(6)	277,000	—	—	—	—
Long-term debt (including current portion)	3,618	4,353	5,076	5,786	6,483
Shareholders’ equity	$2,090,634	$2,470,211	$2,068,689	$1,712,456	$1,366,355

STORE INFORMATION
Percentage change in comparable store sales:(7)
United States	9%	11%	9%	7%	5%
International	6%	6%	7%	1%	3%
Consolidated	8%	10%	8%	6%	5%
Stores opened during the year:(8)(9)
United States
Company-operated stores	574	514	506	503	498
Licensed stores	596	417	315	264	268
International
Company-operated stores	161	141	124	117	151
Licensed stores	341	272	256	293	291

Total	1,672	1,344	1,201	1,177	1,208

Stores open at year end:(9)
United States(10)
Company-operated stores	4,867	4,293	3,779	3,209	2,706
Licensed stores	2,435	1,839	1,422	1,033	769
International
Company-operated stores	1,133	972	831	707	590
Licensed stores	1,806	1,465	1,193	937	644

Total	10,241	8,569	7,225	5,886	4,709

(1)	The Company’s fiscal year ends on the Sunday closest to September 30.

(2)	During fiscal 2001, the Company recognized losses of $2.9 million for impairments of Internet-related investments determined to be other-than-temporary.

(3)	On October 10, 2001, the Company sold 30,000 of its shares of Starbucks Coffee Japan, Ltd. at approximately $495 per share, net of related costs, which resulted in a gain of $13.4 million.

(4)	Earnings per share data for fiscal years presented above have been restated to reflect the two-for-one stock splits in fiscal 2006 and 2001.

(5)	Working capital deficit as of October 2, 2005 was primarily due to lower investments from the sale of securities to fund common stock repurchases and increased current liabilities from short term borrowings under the revolving credit facility. See (6) below.

(6)	In August 2005, the Company entered into a $500 million five-year revolving credit facility and had borrowings of $277 million outstanding as of October 2, 2005.

(7)	Includes only Starbucks Company-operated retail stores open 13 months or longer. Comparable store sales percentage for fiscal 2004 excludes the extra sales week.

(8)	Store openings are reported net of closures.

(9)	International store information has been adjusted for the fiscal 2005 acquisitions of Germany, Southern China and Chile licensed operations by reclassifying historical information from Licensed stores to Company-operated stores.

(10)	United States stores open at fiscal 2003 year end included 43 SBC and 21 Torrefazione Italia Company- operated stores and 74 SBC franchised stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. The fiscal years ended on October 2, 2005 and September 28, 2003, included 52 weeks. The fiscal year ended October 3, 2004, included 53 weeks, with the 53rd week falling in the fiscal fourth quarter.
Management Overview
During the fiscal year ended October 2, 2005, all areas of Starbucks business, from U.S. and International Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance. Starbucks believes the Company’s ability to achieve the balance between growing its core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks fiscal 2005 performance reflects the Company’s continuing commitment to achieving this balance.
The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as the most recognized and respected brand in the world. Starbucks opened 1,672 new stores in fiscal 2005 and plans to open approximately 1,800 in fiscal 2006. With a presence in 37 countries, management continues to believe that the Company’s long-term goal of 15,000 Starbucks retail locations throughout the United States and at least 15,000 stores in International markets is achievable.
In addition to opening new retail stores, Starbucks works to increase revenues generated at new and existing Company-operated stores by attracting new customers and increasing the frequency of visits by current customers. The strategy is to increase comparable store sales by continuously improving the level of customer service, introducing innovative products and improving the speed of service through training, technology and process improvement. Global comparable store sales for Company-operated markets increased by 8%, making fiscal 2005 the 14th consecutive year with comparable store sales growth of five percent or greater. Comparable store sales for fiscal 2006 are expected to be in the range of three to seven percent.
In licensed retail operations, Starbucks leverages the expertise of local partners and shares its operating and store development experience to help licensees improve the profitability of existing stores and build new stores. Internationally, the Company’s strategy is to selectively increase its equity stake in licensed international operations as these markets develop.
The combination of more retail stores, higher revenues from existing stores and growth in other business channels in both the United States and International operating segments resulted in a 20% increase in total net revenues for the 52 weeks of fiscal 2005, compared to the 53 weeks of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, total net revenues increased 23%. Both of these revenue growth measures were at or above the Company’s three to five year target of approximately 20%.
The Company’s International operations delivered improved operating results, primarily due to leverage gained on most operating expenses distributed over an expanded revenue base. In recent fiscal years, the Company made substantial infrastructure investments in corporate and regional support facilities and personnel, as well as established more efficient distribution networks. Such investments have been and will continue to be necessary to support the Company’s planned international expansion, which is now realizing substantial benefit from this foundation. Since both additional International and U.S. retail stores can leverage existing support organizations and facilities, the Company’s infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. In fiscal 2005, operating income as a percentage of total net revenues increased to 12.3% from 11.5% in fiscal 2004, and net earnings increased by 27%, compared to fiscal 2004. These results demonstrated the Company’s ability to improve operating margin while at the same time making strategic investments in the core retail business and in emerging specialty channels.
Acquisitions
During fiscal 2005, Starbucks increased its equity ownership in its licensed operations in Germany, Southern China and Chile, to 100%, 51% and 100%, respectively, for a combined purchase price of $41 million. Previously, the Company owned less than 20% in each of these operations, which were accounted for under the cost method. These increases in equity ownership resulted in a change of accounting method, from the cost method to the consolidation method, on the respective dates of acquisition. This accounting change also included adjusting previously reported information for the Company’s proportionate share of net losses in Germany, Southern China and Chile. The cumulative effect of the accounting change for previously reported information resulted in a reduction of net earnings of $0.1 million for the 39 weeks ended July 3, 2005, and a reduction of retained earnings of $4.0 million prior to fiscal 2005.
In April 2005, Starbucks acquired substantially all of the assets of Ethos Brands, LLC, (“Ethos”), a privately held bottled water company based in Santa Monica, California, for $8 million. The earnings of Ethos are included in the accompanying consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS — FISCAL 2005 COMPARED TO FISCAL 2004
The following table presents the consolidated statement of earnings as well as the percentage relationship to total net revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	Oct 2, 2005	% of		Oct 3, 2004	% of		Sept 28, 2003	% of
Fiscal Year Ended	(52 Wks)	Revenues		(53 Wks)	Revenues		(52 Wks)	Revenues

STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$5,391,927	84.7%		$4,457,378	84.2%		$3,449,624	84.6%
Specialty:
Licensing	673,015	10.5		565,798	10.7		409,551	10.1
Foodservice and other	304,358	4.8		271,071	5.1		216,347	5.3

Total specialty	977,373	15.3		836,869	15.8		625,898	15.4

Total net revenues	6,369,300	100.0		5,294,247	100.0		4,075,522	100.0
Cost of sales including occupancy costs	2,605,212	40.9		2,191,440	41.4		1,681,434	41.3
Store operating expenses	2,165,911	40.2	(1)	1,790,168	40.2	(1)	1,379,574	40.0	(1)
Other operating expenses	197,024	20.2	(2)	171,648	20.5	(2)	141,346	22.6	(2)
Depreciation and amortization expenses	340,169	5.3		289,182	5.5		244,671	6.0
General and administrative expenses	357,114	5.6		304,293	5.7		244,550	6.0

Subtotal operating expenses	5,665,430	88.9		4,746,731	89.7		3,691,575	90.6
Income from equity investees	76,745	1.2		59,071	1.1		36,903	0.9

Operating income	780,615	12.3		606,587	11.5		420,850	10.3
Interest and other income, net	15,829	0.2		14,140	0.2		11,622	0.3

Earnings before income taxes	796,444	12.5		620,727	11.7		432,472	10.6
Income taxes	301,977	4.7		231,754	4.4		167,117	4.1

Net earnings	$494,467	7.8%		$388,973	7.3%		$265,355	6.5%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.
Consolidated Results of Operations
Net revenues for the fiscal year ended 2005 increased 20% to $6.4 billion from $5.3 billion for the 53-week period of fiscal 2004, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues increased 23% when calculated on a comparative 52-week basis for both fiscal 2005 and 2004. Net revenues are expected to grow approximately 20% in fiscal 2006 compared to fiscal 2005.
During the fiscal year ended 2005, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 21% to $5.4 billion for the fiscal year ended 2005, from $4.5 billion for the 53-week period of fiscal 2004. Company-operated retail revenues increased 23% when calculated on a comparative 52-week basis for both fiscal 2005 and 2004. This increase was primarily due to the opening of 735 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8% for the 52 weeks ended October 2, 2005. The increase in comparable store sales was due to a 4% increase in the number of customer transactions and a 4% increase in the average value per transaction. Comparable store sales growth percentages were calculated excluding the extra week of fiscal 2004. Management believes increased customer traffic continues to be driven by new product innovation, continued popularity of core products, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores. The increase in the average value per transaction was primarily due to a beverage price increase in October 2004 in the Company’s U.S. and Canadian markets.
The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as “Specialty Operations.” Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 17% to $977 million for the fiscal year ended 2005, from $837 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, total specialty revenues increased 19%.
Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club and certain other branded-product licensed operations, increased 19% to $673 million for the 52 week period of 2005, from $566 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, total licensing revenues increased 21%, primarily due to higher product sales and royalty revenues from the opening of 937 new licensed retail stores in the last 12 months.
Foodservice and other revenues increased 12% to $304 million for the 52-week period of fiscal 2005, from $271 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, foodservice and other revenues increased 15%, primarily attributable to growth in new and existing U.S. and International foodservice accounts and, to a lesser extent, growth in the Company’s emerging entertainment business.
Cost of sales including occupancy costs decreased to 40.9% of total net revenues in the 52-week period of fiscal 2005, from 41.4% in the 53-week period of 2004. The decrease was primarily due to higher average revenue per retail transaction, offset in part by higher initial costs associated with the continued expansion of a lunch program in Company-operated retail stores. Approximately 3,800 Company-operated stores had the lunch program at the end of fiscal 2005, compared to approximately 2,600 at the end of fiscal 2004.
Store operating expenses as a percentage of Company-operated retail revenues were 40.2% for both the 52-week period of fiscal 2005 and the 53-week period of fiscal 2004, primarily due to higher average revenue per retail transaction in fiscal 2005, offset by higher payroll-related expenditures, as well as higher maintenance and repair expenditures to ensure a consistent Starbucks Experience in existing stores. In order to facilitate ongoing retail store revenue growth, the Company opened a higher number of drive-thru locations over the past year and extended store operating hours, which contributed to the higher payroll-related expenditures.
Other operating expenses (expenses associated with the Company’s Specialty Operations) decreased to 20.2% of specialty revenues in the 52-week period of fiscal 2005, compared to 20.5% in the 53-week period of fiscal 2004. The decrease was primarily due to lower expenditures within the grocery, warehouse club and foodservice businesses, partially offset by higher payroll-related expenditures to support the Company’s emerging entertainment business and to support the growth of Seattle’s Best Coffee licensed café operations.

Depreciation and amortization expenses increased to $340 million in the 52-week period of fiscal 2005, from $289 million in the 53-week period of fiscal 2004. The increase was primarily from the opening of 735 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization decreased to 5.3% for the 52 weeks ended October 2, 2005, from 5.5% for the corresponding 53-week fiscal 2004 period.
General and administrative expenses increased to $357 million in the 52-week period of fiscal 2005, compared to $304 million in the 53-week period of fiscal 2004. The increase was primarily due to higher payroll-related expenditures in support of both domestic and international business growth and increased charitable donations to support multi-year corporate commitments. As a percentage of total net revenues, general and administrative expenses decreased to 5.6% for the 52 weeks ended October 2, 2005, from 5.7% for the 53 weeks ended October 3, 2004.
Income from equity investees increased to $77 million in the 52-week period of fiscal 2005, compared to $59 million in the 53-week period of fiscal 2004. The increase was primarily due to volume-driven operating results for The North American Coffee Partnership, which produces bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drink, and improved operating results from international investees, particularly in Japan and Korea, mainly as a result of new store openings.
Operating income increased 29% to $781 million in the 52-week period of fiscal 2005, from $607 million in the 53-week period of fiscal 2004. The operating margin increased to 12.3% of total net revenues in the 52-week period of fiscal 2005, compared to 11.5% in the 53-week period of fiscal 2004, primarily due to strong revenue growth.
Net interest and other income, which primarily consists of interest income, increased to $16 million in the 52-week period of fiscal 2005, from $14 million in the 53-week period of fiscal 2004. The increase was primarily due to higher interest income earned due to higher interest rates in fiscal 2005 compared to fiscal 2004 and to foreign exchange gains in fiscal 2005 compared to losses in fiscal 2004. Partially offsetting these increases were higher realized losses on sales of available-for-sale securities. Starbucks funded the majority of its share repurchases during fiscal 2005 through sales of its available-for-sale securities.
Income taxes for the 52 weeks ended October 2, 2005, resulted in an effective tax rate of 37.9%, compared to 37.3% in fiscal 2004. The effective tax rate differs from the statutory rate of 35% due to a variety of factors, including state income taxes, the impact from foreign operations, tax credits and other provision adjustments. The effective tax rate for fiscal 2006 is expected to be approximately 38%, with quarterly variations.

Operating Segments
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment for fiscal 2005 and 2004 (in thousands):

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
52 Weeks Ended October 2, 2005	States	Revenue		national	Revenue		Corporate	Revenue	Consolidated

Net revenues:
Company-operated retail	$4,539,455	85.1%		$852,472	82.4%		$—	—%	$5,391,927
Specialty:
Licensing	514,932	9.7		158,083	15.3		—	—	673,015
Foodservice and other	280,073	5.2		24,285	2.3		—	—	304,358

Total specialty	795,005	14.9		182,368	17.6		—	—	977,373

Total net revenues	5,334,460	100.0		1,034,840	100.0		—	—	6,369,300
Cost of sales including occupancy costs	2,086,707	39.1		518,505	50.1		—	—	2,605,212
Store operating expenses	1,848,836	40.7	(1)	317,075	37.2	(1)	—	—	2,165,911
Other operating expenses	162,793	20.5	(2)	34,231	18.8	(2)	—	—	197,024
Depreciation and amortization expenses	250,415	4.7		56,705	5.5		33,049	0.5	340,169
General and administrative expenses	85,362	1.6		53,069	5.1		218,683	3.4	357,114
Income from equity investees	45,579	0.9		31,166	3.0		—	—	76,745

Operating income/(loss)	$945,926	17.7%		$86,421	8.4%		$(251,732)	(3.9)%	$780,615

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
53 Weeks Ended October 3, 2004	States	Revenue		national	Revenue		Corporate	Revenue	Consolidated

Net revenues:
Company-operated retail	$3,800,367	84.6%		$657,011	81.8%		$—	—%	$4,457,378
Specialty:
Licensing	436,981	9.7		128,817	16.0		—	—	565,798
Foodservice and other	253,502	5.7		17,569	2.2		—	—	271,071

Total specialty	690,483	15.4		146,386	18.2		—	—	836,869

Total net revenues	4,490,850	100.0		803,397	100.0		—	—	5,294,247
Cost of sales including occupancy costs	1,782,584	39.7		408,856	50.9		—	—	2,191,440
Store operating expenses	1,546,871	40.7	(1)	243,297	37.0	(1)	—	—	1,790,168
Other operating expenses	144,853	21.0	(2)	26,795	18.3	(2)	—	—	171,648
Depreciation and amortization expenses	210,448	4.7		46,196	5.8		32,538	0.6	289,182
General and administrative expenses	80,221	1.8		48,206	6.0		175,866	3.3	304,293
Income from equity investees	37,453	0.8		21,618	2.7		—	—	59,071

Operating income/(loss)	$763,326	17.0%		$51,665	6.4%		$(208,404)	(3.9)%	$606,587

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

United States
The Company’s United States operations (“United States”) represent 84% of Company-operated retail revenues, 81% of total specialty revenues and 84% of total net revenues. United States operations sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty Operations within the United States include licensed retail stores and other licensing operations, foodservice accounts and other initiatives related to the Company’s core business.
United States total net revenues increased 19% to $5.3 billion for the fiscal year ended 2005, compared to $4.5 billion for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States total net revenues increased 21%.
United States Company-operated retail revenues increased 19% to $4.5 billion for the fiscal year ended 2005, compared to $3.8 billion for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States Company-operated retail revenues increased 22%, primarily due to the opening of 574 new Company-operated retail stores in the last 12 months and comparable store sales growth of 9% for the 52-week period of fiscal 2005. The increase in comparable store sales was due to a 5% increase in the average value per transaction, including 3% attributable to a beverage price increase in October 2004, and a 4% increase in the number of customer transactions. Management believes increased customer traffic continues to be driven by new product innovation, continued popularity of core products, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.
Total United States specialty revenues increased 15% to $795 million for the fiscal year ended 2005, compared to $690 million in the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States specialty revenues increased 18%. United States licensing revenues increased 18% to $515 million, compared to $437 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States licensing revenues increased 20%, primarily due to increased product sales and royalty revenues as a result of opening 596 new licensed retail stores in the last 12 months. Foodservice and other revenues increased 10% to $280 million from $254 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States foodservice and other revenues increased 13%, primarily due to growth in new and existing foodservice accounts, as well as growth in the emerging entertainment business.
United States operating income increased by 24% to $946 million for the fiscal year ended 2005, from $763 million for the fiscal year ended 2004. Operating margin increased to 17.7% of related revenues from 17.0% in the 53-week period of fiscal 2004. The increase was primarily due to leverage from strong revenue growth, partially offset by higher retail store operating expenses primarily due to higher payroll-related expenditures to facilitate ongoing retail store revenue growth.
International
The Company’s international operations (“International”) represent the remaining 16% of Company-operated retail revenues, 19% of total specialty revenues and 16% of total net revenues. International operations sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United Kingdom, Canada, Thailand, Australia, Germany, Singapore, China, Chile and Ireland. Specialty Operations in International primarily include retail store licensing operations in more than 25 other countries and foodservice accounts in Canada and the United Kingdom. Certain of the Company’s International operations are in various early stages of development that necessitate a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States.
International total net revenues increased 29% to $1.0 billion for the fiscal year ended 2005, compared to $803 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, International total net revenues increased 31%. International Company-operated retail revenues increased 30% to $852 million for the fiscal year ended 2005, compared to $657 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, International Company-operated revenues increased 32%, primarily due to the opening of 161 new Company-operated retail stores in the last 12 months, comparable store sales growth of 6% for the 52-week period of fiscal 2005, and the weakening of the U.S. dollar against both the Canadian dollar and British pound sterling. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions and a 2% increase in the average value per transaction.
Total International specialty revenues increased 25% to $182 million for the fiscal year ended 2005, compared to $146 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, International specialty revenues increased 27%. International licensing revenues increased 23% to $158 million for the fiscal year ended 2005, compared to $129 million in the 53-week period of fiscal 2004. Excluding the impact of the extra week in 2004, International licensing revenues increased 25%, primarily due to higher product sales and royalty revenues from opening 341 new licensed retail stores in the last 12 months, volume driven growth in the Canadian grocery and warehouse club businesses, and, to a lesser extent, the launch of new ready-to-drink coffee beverages in Japan and Taiwan. International foodservice and other revenues increased 38% to $24 million for the fiscal year ended 2005, compared to $18 million in the 53-week period of fiscal 2004. Excluding the impact of the extra week in 2004, international foodservice and other revenues increased 41%, primarily due to growth in new and existing foodservice accounts.
International operating income increased to $86 million for the fiscal year ended 2005, compared to $52 million in the 53-week period of fiscal 2004. Operating margin increased to 8.4% of related revenues from 6.4% in the 53-week period of fiscal 2004, primarily due to leverage gained on most fixed costs distributed over an expanded revenue base.
Unallocated Corporate
Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury and information technology infrastructure, that support but are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $252 million for the fiscal year ended 2005, from $208 million in the 53-week period of fiscal 2004, primarily due to increased charitable commitments as well as higher payroll-related expenditures. Total unallocated corporate expenses as a percentage of total net revenues remained unchanged at 3.9% for the fiscal year ended 2005 and the 53-week period of fiscal 2004.

RESULTS OF OPERATIONS — FISCAL 2004 COMPARED TO FISCAL 2003
Consolidated Results of Operations
Net revenues for the fiscal year ended 2004 increased 30% to $5.3 billion from $4.1 billion for the 52-week period of fiscal 2003. Net revenues increased 27% when calculated on a comparative 52-week basis for both fiscal 2004 and 2003.
During the fiscal year ended 2004, Starbucks derived 84% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 29% to $4.5 billion for the fiscal year ended 2004, from $3.4 billion for the 52-week period of fiscal 2003. Company-operated retail revenues increased 27% when calculated on a comparative 52-week basis for both fiscal 2004 and 2003. This increase was primarily due to the opening of 634 new Company-operated retail stores in the last 12 months and comparable store sales growth of 10%. The increase in comparable store sales was due to a 9% increase in the number of customer transactions and a 1% increase in the average value per transaction. Comparable store sales growth percentages were calculated excluding the extra week of fiscal 2004.
The Company derived the remaining 16% of total net revenues from its Specialty Operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 34% to $837 million for the fiscal year ended 2004, from $626 million for the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, total specialty revenues increased 31% to $820 million.
Licensing revenues increased 38% to $566 million for the fiscal year ended 2004, from $410 million for the 52-week period of fiscal 2003. The increase was due to higher product sales and royalty revenues from the addition of 710 new licensed retail stores in the last 12 months and growth in the grocery and warehouse club businesses. The growth in the grocery and warehouse club businesses was a result of expanded agreements with Kraft Foods, Inc., which included the addition of six new Starbucks coffees along with a selection of Tazo® teas, and the acquisition of Seattle Coffee Company in the fourth quarter of fiscal 2003.
Foodservice and other revenues increased 25% to $271 million for the fiscal year ended 2004, from $216 million for the 52-week period of fiscal 2003. The increase was primarily attributable to the growth in new and existing foodservice accounts, which benefited from the July 2003 acquisition of Seattle Coffee Company.
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
Depreciation and amortization expenses increased to $289 million in fiscal 2004, from $245 million in fiscal 2003. The increase was primarily due to a net increase of 634 new Company-operated retail stores in the last 12 months and higher depreciation expenses associated with shortened estimated useful lives of equipment deployed in the Company’s foodservice operations. As a percentage of total net revenues, depreciation and amortization decreased to 5.5% for the 53 weeks ended October 3, 2004, from 6.0% for the corresponding

52-week fiscal 2003 period, primarily due to the leverage of fixed depreciation expenses from the extra sales week in 2004.
General and administrative expenses increased to $304 million in fiscal 2004, compared to $245 million in fiscal 2003, primarily due to higher payroll-related expenditures. As a percentage of total net revenues, general and administrative expenses decreased to 5.7% for the 53 weeks ended October 3, 2004, from 6.0% for the 52 weeks ended September 28, 2003.
Income from equity investees was $59 million in fiscal 2004, compared to $37 million in fiscal 2003. The increase was primarily due to volume-driven operating results for The North American Coffee Partnership, which produces bottled Frappuccino® coffee drinks and Starbucks DoubleShot® coffee drink, and improved profitability of Starbucks Coffee Japan, Ltd. (“Starbucks Japan”). The July 2003 increase in the Company’s ownership interest from 5% to 50% in the Taiwan and Shanghai licensed operations also contributed to the growth.
Operating income increased 44% to $607 million in fiscal 2004, from $421 million in fiscal 2003. The operating margin increased to 11.5% of total net revenues in fiscal 2004, compared to 10.3% in fiscal 2003, primarily due to leverage gained on most fixed operating costs distributed over an expanded revenue base, partially offset by higher dairy and green coffee commodity costs.
Net interest and other income, which primarily consists of interest income, increased to $14 million in fiscal 2004, from $12 million in fiscal 2003. The growth was a result of interest income earned on higher cash and liquid investment balances during fiscal 2004, compared to the prior year.
Income taxes for the 53 weeks ended October 3, 2004, resulted in an effective tax rate of 37.3%, compared to 38.6% in fiscal 2003. The lower effective tax rate was primarily due to improved operating results as fewer nondeductible losses were generated from international markets, which are in various phases of development.

Operating Segments
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment for fiscal 2004 and 2003 (in thousands):

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
53 Weeks Ended October 3, 2004	States	Revenue		national	Revenue		Corporate	Revenue	Consolidated

Net revenues:
Company-operated retail	$3,800,367	84.6%		$657,011	81.8%		$—	—%	$4,457,378
Specialty:
Licensing	436,981	9.7		128,817	16.0		—	—	565,798
Foodservice and other	253,502	5.7		17,569	2.2		—	—	271,071

Total specialty	690,483	15.4		146,386	18.2		—	—	836,869

Total net revenues	4,490,850	100.0		803,397	100.0		—	—	5,294,247
Cost of sales including occupancy costs	1,782,584	39.7		408,856	50.9		—	—	2,191,440
Store operating expenses	1,546,871	40.7	(1)	243,297	37.0	(1)	—	—	1,790,168
Other operating expenses	144,853	21.0	(2)	26,795	18.3	(2)	—	—	171,648
Depreciation and amortization expenses	210,448	4.7		46,196	5.8		32,538	0.6	289,182
General and administrative expenses	80,221	1.8		48,206	6.0		175,866	3.3	304,293
Income from equity investees	37,453	0.8		21,618	2.7		—	—	59,071

Operating income/(loss)	$763,326	17.0%		$51,665	6.4%		$(208,404)	(3.9)%	$606,587

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
52 Weeks Ended September 28, 2003	States	Revenue		national	Revenue		Corporate	Revenue	Consolidated

Net revenues:
Company-operated retail	$2,965,618	85.4%		$484,006	80.3%		$—	—%	$3,449,624
Specialty:
Licensing	301,175	8.7		108,376	18.0		—	—	409,551
Foodservice and other	205,659	5.9		10,688	1.7		—	—	216,347

Total specialty	506,834	14.6		119,064	19.7		—	—	625,898

Total net revenues	3,472,452	100.0		603,070	100.0		—	—	4,075,522
Cost of sales including occupancy costs	1,358,836	39.1		322,598	53.5		—	—	1,681,434
Store operating expenses	1,199,020	40.4	(1)	180,554	37.3	(1)	—	—	1,379,574
Other operating expenses	119,960	23.7	(2)	21,386	18.0	(2)	—	—	141,346
Depreciation and amortization expenses	173,747	5.0		38,818	6.4		32,106	0.8	244,671
General and administrative expenses	45,007	1.3		44,352	7.4		155,191	3.8	244,550
Income from equity investees	28,484	0.8		8,419	1.4		—	—	36,903

Operating income/(loss)	$604,366	17.4%		$3,781	0.6%		$(187,297)	(4.6)%	$420,850

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

United States
United States total net revenues increased 29% to $4.5 billion for the fiscal year ended 2004, compared to $3.5 billion for the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, United States total net revenues increased 27% to $4.4 billion. United States Company-operated retail revenues increased 28% to $3.8 billion for the fiscal year ended 2004, compared to $3.0 billion for the 52-week period of fiscal 2003, primarily due to the opening of 514 new Company-operated retail stores in the last 12 months and comparable store sales growth of 11%. The increase in comparable store sales was due to a 10% increase in the number of customer transactions and a 1% increase in the average value per transaction. Excluding the impact of the extra sales week in fiscal 2004, United States Company-operated retail revenues increased 26% to $3.7 billion.
Total United States specialty revenues increased 36% to $690 million for the fiscal year ended 2004, compared to $507 million in the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, United States specialty revenues increased 33% to $676 million. United States licensing revenues increased 45% to $437 million, compared to $301 million for the 52-week period of fiscal 2003. The increase was primarily due to volume-driven growth in the grocery and warehouse club businesses as a result of expanded agreements with Kraft Foods Inc., which included the addition of six new Starbucks coffees along with a selection of Tazo® teas. In addition, product sales and royalty revenues increased as a result of opening 417 new licensed retail stores in the last 12 months. Foodservice and other revenues increased 23% to $254 million from $206 million in fiscal 2003, due to both the addition of new and existing Starbucks and Seattle Coffee Company foodservice accounts.
United States operating income increased by 26% to $763 million for the fiscal year ended 2004, from $604 million for the fiscal year ended 2003. Operating margin decreased to 17.0% of related revenues from 17.4% in the 52-week period of fiscal 2003, primarily due to higher dairy and green coffee commodity costs, as well as higher payroll-related expenditures to support the Company’s ongoing retail store growth. These increases were partially offset by leverage gained on fixed occupancy costs distributed over an expanded revenue base.
International
International total net revenues increased 33% to $803 million for the fiscal year ended 2004, compared to $603 million for the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, International total net revenues increased 31%. International Company-operated retail revenues increased 36% to $657 million for the fiscal year ended 2004, compared to $484 million for the 52-week period of fiscal 2003. The increase was primarily due to the opening of 120 new Company-operated retail stores in the last 12 months, the weakening of the U.S. dollar against both the British pound sterling and Canadian dollar, and comparable store sales growth of 6%. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions and a 1% increase in the average value per transaction. Excluding the impact of the extra sales week in fiscal 2004, International Company-operated retail revenues increased 33% to $644 million.
Total International specialty revenues increased 23% to $146 million for the fiscal year ended 2004, compared to $119 million for the 52-week period of fiscal 2003. Excluding the impact of the extra sales week in fiscal 2004, International specialty revenues increased 21% to $144 million. The increase was primarily due to higher product sales and royalty revenues from opening 293 new licensed retail stores in the last 12 months, partially offset by proportionate eliminations of sales to equity investees in which the Company increased its ownership interest in late fiscal 2003.

International operating income increased to $52 million for the fiscal year ended 2004, compared to $4 million in the 52-week period of fiscal 2003. Operating margin increased to 6.4% of related revenues from 0.6% in the 52-week period of fiscal 2003, primarily due to leverage gained on most fixed costs distributed over an expanded revenue base.
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
LIQUIDITY AND CAPITAL RESOURCES
The following table represents components of the Company’s most liquid assets (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Cash and cash equivalents	$173,809	$145,053
Short-term investments — available-for-sale	95,379	483,157
Short-term investments — trading securities	37,848	24,799
Long-term investments — available-for-sale securities	60,475	135,179

Total	$367,511	$788,188

Starbucks has reclassified its auction rate securities of $154.1 million, previously classified in “Cash and cash equivalents,” as “Short-term investments — available-for-sale securities” on the consolidated balance sheet as of October 3, 2004. The Company had historically classified these securities as cash equivalents based on management’s ability to liquidate its holdings during the predetermined interest rate reset auctions, which generally occurred within 90 days of acquiring the securities. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” required reclassification to short-term investments. The Company has made corresponding adjustments to its consolidated statement of cash flows for the prior fiscal years of 2004 and 2003 to reflect the gross purchases, sales and maturities of auction rate securities as investing activities rather than as a component of cash and cash equivalents. There was no impact on previously reported cash flows from operating activities as a result of the reclassification.
The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs. The $421 million decline in total cash and cash equivalents and liquid investments from October 3, 2004 to October 2, 2005, was nearly all due to the sale of securities to fund common stock repurchases. The Company intends to use its available cash resources, including any borrowings under its revolving credit facility described below, to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in selected equity method investees, particularly in international markets. Depending on market conditions, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Management believes that strong cash flow generated from operations, existing cash and investments, as well as borrowing capacity under the revolving credit facility, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions, share repurchases and/or other new business opportunities may require additional outside funding.
Other than normal operating expenses, cash requirements for fiscal 2006 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as for additional share repurchases, if any. For fiscal 2006, management expects capital expenditures to be in the range of $700 million to $725 million, related to opening approximately 850 Company-operated stores on a global basis, remodeling certain existing stores and enhancing its production capacity and information systems.
In August 2005, the Company entered into a $500 million unsecured five-year revolving credit facility (the “Facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The Facility is scheduled to expire in August 2010 and is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. The Company may request an increase up to an additional $500 million under the credit facility, provided there is no existing default, which would increase total availability to $1 billion.
The interest rate for borrowings under the Facility ranges from 0.150% to 0.275% over LIBOR or an alternate base rate, which is the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will depend upon the Company’s performance under specified financial criteria. The Facility contains provisions that require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of October 2, 2005, the Company was in compliance with each of these covenants. There were borrowings of $277 million outstanding under the Facility as of October 2, 2005, with a weighted average contractual interest rate of 4.0%.
Cash provided by operating activities totaled $924 million in fiscal 2005 and was generated primarily by net earnings of $494 million and noncash depreciation and amortization expenses of $367 million.
Cash used by investing activities totaled $221 million in fiscal 2005. Net capital additions to property, plant and equipment used $644 million, primarily from opening 735 new Company-operated retail stores and remodeling certain existing stores. Gross capital additions for fiscal 2005 were $668 million and were offset by impairment provisions and foreign currency translation adjustments totaling $24 million. During fiscal 2005, the Company increased its equity ownership in its licensed operations in Germany, Southern China and Chile and also acquired substantially all of the assets of Ethos Brands, LLC, which together used $22 million, net of cash acquired. Partially offsetting these uses of cash, the net activity in the Company’s portfolio of available-for-sale securities provided $452 million for the fiscal year ended October 2, 2005.
Cash used by financing activities in fiscal 2005 totaled $674 million. During fiscal 2005, the Company repurchased 45 million shares of its common stock at an average price of $25.26 per share, using $1.1 billion. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. The total remaining amount of shares authorized for repurchase as of October 2, 2005 was 22 million. Partially offsetting cash used for share repurchases were borrowings of $277 million under the Facility and $164 million of proceeds from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds (financing activity) and a tax deduction (operating activity); however, the amounts and the timing cannot be predicted.

The following table summarizes the Company’s contractual obligations and borrowings as of October 2, 2005, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt obligations(1)	$280,618	$277,748	$1,537	$1,127	$206
Operating lease obligations(2)	3,097,493	423,564	804,055	690,838	1,179,036
Purchase obligations	384,588	279,076	82,887	20,449	2,176

Total	$3,762,699	$980,388	$888,479	$712,414	$1,181,418

(1)	Debt amounts include principal maturities only. The amount due in less than one year includes $277 million of short term borrowings under the Facility.

(2)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.
Starbucks expects to fund these commitments primarily with operating cash flows generated in the normal course of business.
Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. (“Starbucks Japan”). The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of October 2, 2005, the maximum amount of the guarantees was approximately $9.0 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its balance sheet.
Product Warranties
Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores, as well as equipment sold to the Company’s licensees for use in retail licensing operations, are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. The following table summarizes the activity related to product warranty reserves during fiscal 2005 and 2004 (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Balance at beginning of fiscal year	$3,091	$2,227
Provision for warranties issued	7,494	5,093
Warranty claims	(8,827)	(4,229)

Balance at end of fiscal year	$1,758	$3,091

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS
The Company manages its exposure to various risks within the consolidated financial statements according to an umbrella risk management policy, which was approved in May 2005 by the Company’s Board of Directors. Under this policy, market-based risks, including commodity costs and foreign currency exchange rates, are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. Additionally, this policy restricts, among other things, the amount of market-based risk the Company will tolerate before implementing approved hedging strategies and does not allow for speculative trading activity.
The Company purchases significant amounts of coffee and dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impacts the Company’s results of operations and can be expected to impact its future results of operations. For additional details see “Product Supply” in Item 1, as well as “Risk Factors” in Item 1A of this Form 10-K.
FINANCIAL RISK MANAGEMENT
The Company is exposed to market risk related to foreign currency exchange rates, equity security prices and changes in interest rates.
Foreign Currency Exchange Risk
The majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound sterling, Euro and Japanese yen. Under the Company’s umbrella risk management policy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Starbucks may engage in transactions involving various derivative instruments, with maturities generally not exceeding five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.
As of October 2, 2005, the Company had forward foreign exchange contracts that qualify as cash flow hedges under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Japan. These contracts expire within 31 months.
Based on the foreign exchange contracts outstanding as of October 2, 2005, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of October 2, 2005, would result in a reduced fair value of these derivative financial instruments of approximately $11.3 million, of which $4.6 million may reduce the Company’s future earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $11.3 million, of which $5.8 million may increase the Company’s future earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in their fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.

Equity Security Price Risk
The Company has minimal exposure to price fluctuations on equity mutual funds within its trading portfolio. The trading securities approximate a portion of the Company’s liability under the Management Deferred Compensation Plan (“MDCP”). A corresponding liability is included in “Accrued compensation and related costs” on the consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in “Interest and other income, net” in the consolidated statements of earnings. The offsetting changes in the MDCP liability are recorded in “General and administrative expenses.”
Interest Rate Risk
The Company’s available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are investment grade and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income/(loss).” The Company does not hedge the interest rate exposure on its available-for-sale securities. The Company performed a sensitivity analysis based on a 10% change in the underlying interest rate of its interest bearing financial instruments, including its short-term borrowings and long-term debt, as of the end of fiscal 2005, and determined that such a change would not have a significant effect on the fair value of these instruments.
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
Starbucks considers its policies on impairment of long-lived assets and accounting for self insurance reserves to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.
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
Self Insurance Reserves
The Company uses a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance pool, to provide for the potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance and vehicle liability. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.
NEW ACCOUNTING STANDARDS
In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has adopted this new pronouncement in its fourth quarter of fiscal 2005. The adoption of FSP 115-1 did not have an impact on the Company’s consolidated financial statements. The required disclosures are presented in Notes 4 and 7 of this Report.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, or no later than Starbucks fiscal fourth quarter of 2006. The Company has not yet determined the impact of adoption on its consolidated statement of earnings and balance sheet.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R will require Starbucks to, among other things, measure all employee stock-based compensation awards using a fair value method and record the expense in the Company’s consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. Starbucks will adopt the new requirements using the modified prospective transition method in its first fiscal quarter of 2006, which ends January 1, 2006. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented. Based on its current analysis and information, management has determined that the impact of adopting SFAS 123R will result in a reduction of net earnings and expects diluted earnings per share to be reduced by approximately $0.09 on a full year basis for fiscal 2006.
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. The Company will qualify for a benefit beginning in fiscal 2006, which is not expected to be material to the Company’s consolidated financial statements.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. As of October 2, 2005, the Company has not made an election to repatriate earnings under this provision. The Company may or may not elect to repatriate earnings in fiscal 2006. Earnings under consideration for repatriation range from $0 to $75 million and the related income tax effects range from $0 to $5 million. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.
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

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF EARNINGS
In thousands, except earnings per share

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Net revenues:
Company-operated retail	$5,391,927	$4,457,378	$3,449,624
Specialty:
Licensing	673,015	565,798	409,551
Foodservice and other	304,358	271,071	216,347

Total specialty	977,373	836,869	625,898

Total net revenues	6,369,300	5,294,247	4,075,522

Cost of sales including occupancy costs	2,605,212	2,191,440	1,681,434
Store operating expenses	2,165,911	1,790,168	1,379,574
Other operating expenses	197,024	171,648	141,346
Depreciation and amortization expenses	340,169	289,182	244,671
General and administrative expenses	357,114	304,293	244,550

Subtotal operating expenses	5,665,430	4,746,731	3,691,575

Income from equity investees	76,745	59,071	36,903

Operating income	780,615	606,587	420,850

Interest and other income, net	15,829	14,140	11,622

Earnings before income taxes	796,444	620,727	432,472

Income taxes	301,977	231,754	167,117

Net earnings	$494,467	$388,973	$265,355

Net earnings per common share — basic	$0.63	$0.49	$0.34
Net earnings per common share — diluted	$0.61	$0.47	$0.33
Weighted average shares outstanding:
Basic	789,570	794,347	781,505
Diluted	815,417	822,930	803,296
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
In thousands, except share data

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

ASSETS
Current assets:
Cash and cash equivalents	$173,809	$145,053
Short-term investments — available-for-sale securities	95,379	483,157
Short-term investments — trading securities	37,848	24,799
Accounts receivable, net of allowances of $3,079 and $2,231, respectively	190,762	140,226
Inventories	546,299	422,663
Prepaid expenses and other current assets	94,429	71,347
Deferred income taxes, net	70,808	63,650

Total current assets	1,209,334	1,350,895
Long-term investments — available-for-sale securities	60,475	135,179
Equity and other investments	201,461	167,740
Property, plant and equipment, net	1,842,019	1,551,416
Other assets	72,893	85,561
Other intangible assets	35,409	26,800
Goodwill	92,474	68,950

TOTAL ASSETS	$3,514,065	$3,386,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,975	$199,346
Accrued compensation and related costs	232,354	208,927
Accrued occupancy costs	44,496	29,231
Accrued taxes	78,293	62,959
Short-term borrowings	277,000	—
Other accrued expenses	198,082	123,684
Deferred revenue	175,048	121,377
Current portion of long-term debt	748	735

Total current liabilities	1,226,996	746,259
Deferred income taxes, net	—	21,770
Long-term debt	2,870	3,618
Other long-term liabilities	193,565	144,683
Shareholders’ equity:
Common stock ($0.001 par value) and additional paid-in-capital — authorized, 1,200,000,000 shares; issued and outstanding, 767,442,110 and 794,811,688 shares, respectively, (includes 3,394,200 common stock units in both periods)	90,968	956,685
Other additional paid-in-capital	39,393	39,393
Retained earnings	1,939,359	1,444,892
Accumulated other comprehensive income	20,914	29,241

Total shareholders’ equity	2,090,634	2,470,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,514,065	$3,386,541

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

OPERATING ACTIVITIES
Net earnings	$494,467	$388,973	$265,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	367,207	314,047	266,258
Provision for impairments and asset disposals	20,157	13,568	7,784
Deferred income taxes, net	(31,253)	(3,770)	(6,767)
Equity in income of investees	(49,633)	(31,801)	(21,320)
Distributions of income from equity investees	30,919	38,328	28,966
Tax benefit from exercise of nonqualified stock options	109,978	63,405	36,590
Net accretion of discount and amortization of premium on marketable securities	10,097	11,603	5,996
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(49,311)	(24,977)	(8,384)
Inventories	(121,618)	(77,662)	(64,768)
Accounts payable	9,717	27,948	24,990
Accrued compensation and related costs	22,711	54,929	42,132
Deferred revenue	53,276	47,590	30,732
Other operating assets and liabilities	56,894	36,356	8,554

Net cash provided by operating activities	923,608	858,537	616,118
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(643,488)	(887,969)	(481,050)
Maturity of available-for-sale securities	469,554	170,789	218,787
Sale of available-for-sale securities	626,113	452,467	141,009
Acquisitions, net of cash acquired	(21,583)	(7,515)	(69,928)
Net additions to equity investments, other investments and other assets	(7,915)	(64,747)	(47,259)
Net additions to property, plant and equipment	(643,989)	(412,537)	(377,983)

Net cash used by investing activities	(221,308)	(749,512)	(616,424)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	163,555	137,590	107,183
Borrowings under revolving credit facility	277,000	—	—
Principal payments on long-term debt	(735)	(722)	(710)
Repurchase of common stock	(1,113,647)	(203,413)	(75,710)

Net cash provided/(used) by financing activities	(673,827)	(66,545)	30,763
Effect of exchange rate changes on cash and cash equivalents	283	3,111	3,278

Net increase in cash and cash equivalents	28,756	45,591	33,735
CASH AND CASH EQUIVALENTS
Beginning of period	145,053	99,462	65,727

End of period	$173,809	$145,053	$99,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,060	$370	$265
Income taxes	$227,812	$172,759	$140,107
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
In thousands, except share data

				Other		Accumulated
			Additional	Additional		Other
	Common Stock		Paid-In	Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income/(Loss)	Total

Balance, September 29, 2002	776,457,184	$776	$890,264	$39,393	$790,564	$(8,541)	$1,712,456
Net earnings	—	—	—	—	265,355	—	265,355
Unrealized holding losses, net	—	—	—	—	—	(4,426)	(4,426)
Translation adjustment	—	—	—	—	—	27,241	27,241

Comprehensive income							288,170

Exercise of stock options, including tax benefit of $35,547	16,039,208	16	129,092	—	—	—	129,108
Sale of common stock, including tax benefit of $1,043	1,486,680	1	14,664	—	—	—	14,665
Repurchase of common stock	(6,598,000)	(6)	(75,704)	—	—	—	(75,710)

Balance, September 28, 2003	787,385,072	$787	$958,316	$39,393	$1,055,919	$14,274	$2,068,689
Net earnings	—	—	—	—	388,973	—	388,973
Unrealized holding losses, net	—	—	—	—	—	(4,925)	(4,925)
Translation adjustment	—	—	—	—	—	19,892	19,892

Comprehensive income							403,940

Exercise of stock options, including tax benefit of $62,415	15,416,982	16	172,016	—	—	—	172,032
Sale of common stock, including tax benefit of $990	1,968,144	2	28,961	—	—	—	28,963
Repurchase of common stock	(9,958,510)	(10)	(203,403)	—	—	—	(203,413)

Balance, October 3, 2004	794,811,688	$795	$955,890	$39,393	$1,444,892	$29,241	$2,470,211
Net earnings	—	—	—	—	494,467	—	494,467
Unrealized holding gains, net	—	—	—	—	—	350	350
Translation adjustment	—	—	—	—	—	(8,677)	(8,677)

Comprehensive income							486,140

Exercise of stock options, including tax benefit of $108,428	16,169,992	16	239,012	—	—	—	239,028
Sale of common stock, including tax benefit of $1,550	1,563,964	1	34,504	—	—	—	34,505
Repurchase of common stock	(45,103,534)	(45)	(1,139,205)	—	—	—	(1,139,250)

Balance, October 2, 2005	767,442,110	$767	$90,201	$39,393	$1,939,359	$20,914	$2,090,634

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003

Note 1:	Summary of Significant Accounting Policies
Description of Business
Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through its Company-operated retail stores. Starbucks sells coffee and tea products and licenses its trademark through other channels and, through certain of its equity investees, Starbucks also produces and sells bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drink and a line of superpremium ice creams. All channels outside the Company-operated retail stores are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as the most recognized and respected brand in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new channels of distribution.
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
Fiscal Year End
Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. The fiscal years ended on October 2, 2005 and September 28, 2003, included 52 weeks. The fiscal year ended October 3, 2004, included 53 weeks, with the 53rd week falling in the fiscal fourth quarter.
Reclassifications
Certain reclassifications of prior year’s balances have been made to conform to the current format. Specifically, Starbucks has reclassified its auction rate securities of $154.1 million, previously classified in “Cash and cash equivalents,” as “Short-term investments — available-for-sale securities” on the consolidated balance sheet as of October 3, 2004. The Company had historically classified these securities as cash equivalents based on management’s ability to liquidate its holdings during the predetermined interest rate reset auctions, which generally occurred within 90 days of acquiring the securities. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows” (“SFAS 95”), requires reclassification to short-term investments.
The Company has made corresponding adjustments to its consolidated statement of cash flows for the fiscal years ended 2004 and 2003 to reflect the gross purchases, sales and maturities of auction rate securities as investing activities rather than as a component of cash and cash equivalents. There was no impact on previously reported net earnings, cash flows from operating activities or shareholders’ equity as a result of this reclassification.
Additionally, the Company has reclassified its distributions received from equity investees on the consolidated statement of cash flows, from investing activities to operating activities, for the fiscal years ended 2004 and 2003. These distributions represented returns on the underlying equity investments, and therefore have been reclassified to be in accordance with the provisions of SFAS 95. There was no impact on the previously reported consolidated statements of earnings or consolidated balance sheets as a result of this reclassification.
Collectively, these adjustments increased net cash used by investing activities in the consolidated statements of cash flows by $91.0 million and $96.5 million for the fiscal years ended 2004 and 2003, respectively.
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
Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not presented for payment to the bank are reflected as a reduction of cash and cash equivalents on the consolidated financial statements.
Short-term and Long-term Investments
The Company’s short-term and long-term investments consist primarily of investment-grade marketable debt securities as well as bond and equity mutual funds, all of which are classified as trading or available-for-sale. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short-term, and all other available-for-sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of the Company’s investments in marketable debt and equity securities, as well as bond and equity mutual funds, is based upon the quoted market price on the last business day of the fiscal year. For equity securities of companies that are privately held, or where an observable quoted market price does not exist, the Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the security with securities of publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against earnings. For further information on investments, see Notes 4 and 7. The carrying value of short-term and long-term debt approximates fair value.
Derivative Instruments
The Company manages its exposure to various risks within the consolidated financial statements according to an umbrella risk management policy. Under this policy, Starbucks may engage in transactions involving various derivative instruments, with maturities generally not longer than five years, to hedge assets, liabilities, revenues and purchases.
The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings. For a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of OCI.
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
Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. For net investment hedges, the spot-to-spot method is used to calculate effectiveness. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in other comprehensive income. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into net earnings. Any ineffectiveness is recognized immediately in “Interest and other income, net” on the consolidated statements of earnings.
Allowance for doubtful accounts
Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or market. The Company records inventory reserves for obsolete and slow-moving items and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory turnover trends, historical experience and application of the specific identification method. As of October 2, 2005 and October 3, 2004, inventory reserves were $8.3 million and $5.7 million, respectively.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from two to seven years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at the Company’s option, Starbucks generally uses the original lease term, excluding renewal option periods to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to Starbucks, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The portion of depreciation expense related to production and distribution facilities is included in “Cost of sales including occupancy costs” on the consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net earnings.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are tested for impairment annually in June and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2005, 2004 and 2003. Definite-lived intangibles, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives. For further information on goodwill and other intangible assets, see Note 9.
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
The Company recognized net impairment and disposition losses of $21.2 million, $18.8 million and $15.9 million in fiscal 2005, 2004 and 2003, respectively, primarily from renovation and remodeling activity and, to a lesser extent, from underperforming Company-operated retail stores, in the normal course of business. Depending on the underlying asset that is impaired, these losses may be recorded in any one of the operating expense lines on the consolidated statements of earnings: for retail operations, these losses are recorded in “Store operating expenses”; for Specialty Operations, these losses are recorded in “Other operating expenses”; and for all other operations, these losses are recorded in either “Cost of sales including occupancy costs” or “General and administrative expenses.”
Insurance Reserves
The Company uses a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance pool, to provide for the potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance and vehicle liability. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of October 2, 2005, and October 3, 2004, these reserves were $91.6 million and $77.6 million, respectively, and were included in “Accrued compensation and related costs” and “Other accrued expenses” on the consolidated balance sheets.
Revenue Recognition
Consolidated revenues are presented net of intercompany eliminations for wholly owned subsidiaries and for licensees accounted for under the equity method, based on the Company’s percentage ownership. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.
Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Revenues from stored value cards are recognized upon redemption. Until the redemption of stored value cards, outstanding customer balances on these cards are included in “Deferred revenue” on the consolidated balance sheets.
Specialty Revenues
Specialty revenues consist primarily of product sales to customers other than through Company-operated retail stores, as well as royalties and other fees generated from licensing operations. Sales of coffee, tea and related products are generally recognized upon shipment to customers, depending on contract terms. Shipping charges billed to customers are also recognized as revenue, and the related shipping costs are included in “Cost of sales including occupancy costs” on the consolidated statements of earnings.
Specific to retail store licensing arrangements, initial nonrefundable development fees are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning, as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned.
Other arrangements involving multiple elements and deliverables as well as upfront fees are individually evaluated for revenue recognition. Cash payments received in advance of product or service delivery are recorded as deferred revenue.
Advertising
The Company expenses most advertising costs as they are incurred, except for certain production costs of advertising that are expensed the first time the advertising campaign takes place and direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of customer acquisition expenses including applications for customers to apply for the Starbucks Card Duettotm. These capitalized costs are amortized over the life of the credit card which is estimated to be three years.
Total advertising expenses, recorded in “Store operating expenses”, “Other operating expenses” and “General and administrative expenses” on the consolidated statements of earnings totaled $87.7 million, $67.2 million and $49.6 million in fiscal 2005, 2004 and 2003, respectively. As of October 2, 2005, and October 3, 2004,

$11.8 million and $5.8 million, respectively, of capitalized advertising costs were recorded in “Prepaid expenses and other current assets” on the consolidated balance sheets.
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
Stock-based Compensation
The Company maintains several stock equity incentive plans under which incentive stock options and nonqualified stock options may be granted to employees, consultants and nonemployee directors. Starbucks accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock options issued to employees.

If compensation cost for the Company’s stock options had been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended, the Company’s net earnings and earnings per share would have been as follows (in thousands, except earnings per share):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Net earnings	$494,467	$388,973	$265,355
Deduct: stock-based compensation expense, net of tax	(58,742)	(45,056)	(37,436)

Pro forma net income	$435,725	$343,917	$227,919

Net earnings per common share — basic:
As reported	$0.63	$0.49	$0.34
Deduct: stock-based compensation expense, net of tax	(0.08)	(0.06)	(0.05)

Pro forma	$0.55	$0.43	$0.29

Net earnings per common share — diluted:
As reported	$0.61	$0.47	$0.33
Deduct: stock-based compensation expense, net of tax	(0.08)	(0.05)	(0.04)

Pro forma	$0.53	$0.42	$0.29

The above pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options

Fiscal Year Ended	2005	2004	2003

Expected life (years)	1 - 6	1 - 6	2 - 5
Expected volatility	23% - 43%	22% - 50%	37% - 55%
Risk-free interest rate	2.4% - 4.2%	1.1% - 4.5%	0.9% - 4.0%
Expected dividend yield	0.00%	0.00%	0.00%

	Employee Stock Purchase Plans

Fiscal Year Ended	2005	2004	2003

Expected life (years)	0.25 - 3	0.25 - 3	0.25 - 3
Expected volatility	20% - 40%	19% - 43%	30% - 50%
Risk-free interest rate	1.9% - 3.5%	0.9% - 2.3%	0.9% - 2.3%
Expected dividend yield	0.00%	0.00%	0.00%

The Company’s valuations are based upon a multiple option valuation approach, and forfeitures are recognized as they occur. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock-price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options under these plans unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.
For option grants made in November 2003 and thereafter, the Company may provide for immediate vesting for optionees who have attained at least 10 years of service and are age 55 or older. For purposes of the pro forma presentation of stock-based compensation expense, the Company currently amortizes the expense over the related vesting period with acceleration of expense upon retirement. When the Company adopts SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) in its first quarter of fiscal 2006, the accounting treatment for retirement features will change. Expense for awards made prior to adoption of SFAS 123R will continue to be amortized over the vesting period until retirement, at which point any remaining unrecognized expense will be immediately recognized. For awards made on or after October 3, 2005, the related expense will be recognized either from grant date through the date the employee reaches the years of service and age requirements, or from grant date through the stated vesting period, whichever is shorter.
As required by SFAS 123, the Company has determined that the weighted average estimated fair values of options granted during fiscal 2005, 2004 and 2003 were $8.10, $5.30 and $4.15 per share, respectively.
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
Stock Split
On October 21, 2005, the Company effected a two-for-one stock split of its $0.001 par value common stock for holders of record on October 3, 2005. All applicable share and per-share data in these consolidated financial statements and related disclosures have been retroactively adjusted to give effect to this stock split.
Earnings per Share
The computation of basic earnings per share is based on the weighted average number of shares and common stock units that were outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.
Common Stock Share Repurchases
The Company is allowed to repurchase shares of its common stock under a program authorized by its Board of Directors pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934. Share repurchases are not displayed separately as treasury stock on the consolidated balance sheets or consolidated statements of shareholders’ equity in accordance with the Washington Business Corporation Act. Instead, the par value of repurchased shares is deducted from “Common stock” and the remaining excess repurchase price over par value is deducted from “Additional paid-in capital.” See Note 13 for additional information.

Recent Accounting Pronouncements
In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has adopted this new pronouncement in its fourth quarter of fiscal 2005. The adoption of FSP 115-1 did not have an impact on the Company’s consolidated financial statements. The required disclosures are presented in Notes 4 and 7 of this Report.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, or no later than Starbucks fiscal fourth quarter of 2006. The Company has not yet determined the impact of adoption on its consolidated statement of earnings and balance sheet.
In December 2004, the FASB issued SFAS 123R, a revision of SFAS 123. SFAS 123R will require Starbucks to, among other things, measure all employee stock-based compensation awards using a fair value method and record the expense in the Company’s consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. Starbucks will adopt the new requirements using the modified prospective transition method in its first fiscal quarter of 2006, which ends January 1, 2006. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented. Based on its current analysis and information, management has determined that the impact of adopting SFAS 123R will result in a material reduction of net earnings and diluted earnings per share.
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. The Company will qualify for a benefit beginning in fiscal 2006, which is not expected to be material to the Company’s consolidated financial statements.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. As of October 2,

2005, the Company has not made an election to repatriate earnings under this provision. The Company may or may not elect to repatriate earnings in fiscal 2006. Earnings under consideration for repatriation range from $0 to $75 million and the related income tax effects range from $0 to $5 million. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.
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

Note 2:	Business Acquisitions
In November 2004, Starbucks increased its equity ownership from 18% to 100% for its licensed operations in Germany. As a result, management determined that a change in accounting method, from the cost method to the consolidation method, was necessary and included adjusting previously reported information for the Company’s proportionate share of net losses of 18% as required by APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The cumulative effect of the accounting change for prior periods resulted in a reduction of retained earnings of $3.6 million as of October 3, 2004. See Note 19 in the Company’s 2004 10-K/A for additional information.
In April 2005, Starbucks acquired substantially all of the assets of Ethos Brands, LLC, (such assets, “Ethos”), a privately held bottled water company based in Santa Monica, California, for $8 million. The earnings of Ethos are included in the accompanying consolidated financial statements from the date of acquisition.
In July 2005, Starbucks increased its equity ownership in its licensed operations in Southern China and Chile, to 51% and 100%, respectively, for purchase prices totaling $15 million, of which $10 million was payable as of October 2, 2005. Previously, Starbucks owned less than 20% in each of these operations, which were accounted for under the cost method. These increases in equity ownership resulted in a change of accounting method, from the cost method to the consolidation method, on the respective dates of acquisition. This accounting change also included adjusting previously reported information for the Company’s proportionate share of net losses in Southern China and Chile.

As shown in the tables below, the cumulative effect of the accounting change for financial results previously reported under the cost method and as restated in this Report under the equity method resulted in reductions of net earnings of $0.1 million for the 39 weeks ended July 3, 2005, and $0.3 million and $0.1 million for the fiscal years ended October 3, 2004, and September 28, 2003, respectively (in thousands, except earnings per share):

	Jan 2,	April 3,	July 3,	July 3,
	2005	2005	2005	2005
Fiscal Period Ended	(13 Weeks)	(13 Weeks)	(13 Weeks)	(39 Weeks)

Net earnings, as previously reported	$144,753	$100,536	$125,575	$370,864
Effect of change to equity method	(43)	(54)	(47)	(144)

Net earnings, as restated for Southern China and Chile acquisitions	$144,710	$100,482	$125,528	$370,720

Net earnings per common share — basic:
As previously reported	$0.18	$0.13	$0.16	$0.47

As restated for Southern China and Chile acquisitions	$0.18	$0.13	$0.16	$0.47

Net earnings per common share — diluted:
As previously reported	$0.17	$0.12	$0.16	$0.45

As restated for Southern China and Chile acquisitions	$0.17	$0.12	$0.16	$0.45

The following table summarizes the effects of the investment accounting change on net earnings and earnings per share for the periods indicated (in thousands, except earnings per share):

	Oct 3, 2004	Sept 28, 2003
Fiscal Year Ended	(53 Weeks)	(52 Weeks)

Net earnings, as previously reported	$389,272	$265,493
Effect of change to equity method	(299)	(138)

Net earnings, as restated for Southern China and Chile acquisitions	$388,973	$265,355

Net earnings per common share — basic:
As previously reported	$0.49	$0.34

As restated for Southern China and Chile acquisitions	$0.49	$0.34

Net earnings per common share — diluted:
As previously reported	$0.47	$0.33

As restated for Southern China and Chile acquisitions	$0.47	$0.33

Note 3:	Cash and Cash Equivalents
Cash and cash equivalents consist of the following (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Operating funds and interest bearing deposits	$62,221	$65,734
Money market funds	111,588	79,319

Total	$173,809	$145,053

Note 4:	Short-term and Long-term Investments
The Company’s short-term and long-term investments consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
October 2, 2005	Cost	Gains	Losses	Fair Value

Short-term investments — available-for-sale securities:
State and local government obligations	$47,960	$1	$(179)	$47,782
Mutual funds	25,000	34	—	25,034
U.S. government agency obligations	11,327	—	(21)	11,306
Corporate debt securities	4,000	—	—	4,000
Asset-backed securities	7,373	—	(116)	7,257

Total	$95,660	$35	$(316)	$95,379

Short-term investments — trading securities	35,376			37,848

Total short-term investments	$131,036			$133,227

Long-term investments — available-for-sale securities:
State and local government obligations	$61,236	$7	$(768)	$60,475

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
October 3, 2004	Cost	Gains	Losses	Fair Value

Short-term investments — available-for-sale securities:
State and local government obligations	$436,754	$20	$(583)	$436,191
U.S. government agency obligations	6,655	—	(4)	6,651
Corporate debt securities	27,275	—	—	27,275
Asset-backed securities	13,020	50	(30)	13,040

Total	$483,704	$70	$(617)	$483,157

Short-term investments — trading securities	24,769			24,799

Total short-term investments	$508,473			$507,956

Long-term investments — available-for-sale securities:
State and local government obligations	$130,810	$67	$(348)	$130,529
Corporate debt securities	4,000	—	—	4,000
Asset-backed securities	658	—	(8)	650

Total long-term investments	$135,468	$67	$(356)	$135,179

For available-for-sale securities, proceeds from sales were $626 million, $452 million and $141 million, in fiscal years 2005, 2004 and 2003, respectively. Gross realized gains from sales were $0.1 million, $0.2 million and $0.3 million in fiscal years 2005, 2004 and 2003, respectively, and gross realized losses from sales were $1.7 million in 2005 and $0.4 million in 2004. There were no gross realized losses in 2003.
The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired (in thousands):
Consecutive monthly unrealized losses

			Greater Than or Equal
	Less Than 12 Months		to 12 Months

	Gross		Gross
	Unrealized		Unrealized
	Holding	Fair	Holding	Fair
October 2, 2005	Losses	Value	Losses	Value

State and local government obligations	$(371)	$49,527	$(576)	$43,699
U.S. government agency obligations	(21)	11,306	—	—
Asset-backed securities	(34)	3,467	(82)	3,790

Total	$(426)	$64,300	$(658)	$47,489

Consecutive monthly unrealized losses

			Greater Than or
	Less Than 12 Months		Equal to 12 Months

	Gross		Gross
	Unrealized		Unrealized
	Holding		Holding	Fair
October 3, 2004	Losses	Fair Value	Losses	Value

State and local government obligations	$(931)	$376,318	$—	$—
U.S. government agency obligations	(4)	6,651	—	—
Asset-backed securities	(38)	7,097	—	—

Total	$(973)	$390,066	$—	$—

Gross unrealized holding losses of $0.4 million for less than twelve months and $0.7 million for greater than or equal to twelve months as of October 2, 2005, pertain to 30 and 31 fixed income securities, respectively, and were primarily caused by interest rate increases. Since Starbucks has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, the Company does not consider these securities to be other-than-temporarily impaired.
Additional factors considered by management as of October 2, 2005, included the following, by category:
State and local government obligations
The contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity. These securities had a minimum credit rating of “A” and an average credit rating above “AA.”
U.S. government agency obligations
These securities are obligations of an agency of the U.S. government and are rated “AAA.” The contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity.
Asset-backed securities
These securities are guaranteed by an agency of the U.S. government or have a “AAA” credit rating. Additionally, these securities would not be settled at a price less than the par value of the investment, which is the equivalent of the amount due at maturity.
There were no realized losses recorded for other than temporary impairments during fiscal 2005, 2004 or 2003.
Trading securities are comprised mainly of marketable equity mutual funds that approximate a portion of the Company’s liability under the Management Deferred Compensation Plan, a defined contribution plan. The corresponding deferred compensation liability of $47.3 million in fiscal 2005 and $32.7 million in fiscal 2004 is included in “Accrued compensation and related costs” on the consolidated balance sheets. In fiscal years 2005 and 2004, the changes in net unrealized holding gains in the trading portfolio included in earnings were $2.4 million and $1.1 million, respectively.
Long-term investments generally mature in less than three years.

Note 5:	Derivative Financial Instruments
Cash Flow Hedges
Starbucks, which include subsidiaries that use their local currency as their functional currency, enters into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases. Current forward contracts hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated in U.S. dollars, euros and Swiss francs, for foreign operations. Additionally, the Company has swap contracts to hedge a portion of its forecasted U.S. fluid milk purchases. The effect of these swaps will fix the price paid by Starbucks for the monthly volume of milk purchases covered under the contracts on less than 5% of its forecasted U.S. fluid milk purchases in fiscal 2006.
The Company had accumulated net derivative losses of $4.5 million, net of taxes, in other comprehensive income as of October 2, 2005, related to cash flow hedges. Of this amount, $4.1 million of net derivative losses will be reclassified into earnings within 12 months. No cash flow hedges were discontinued during the fiscal years 2005, 2004 and 2003. Current contracts will expire within 12 months.
Net Investment Hedges
Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. to minimize foreign currency exposure to fluctuations in the Japanese yen. The Company had accumulated net derivative gains of $3.3 million, net of taxes, in other comprehensive income as of October 2, 2005, related to net investment derivative hedges. Current contracts expire within 31 months.
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Cash flow hedges:
Reclassified losses into total net revenues	$(843)	$(1,488)	$(1,719)
Reclassified losses into cost of sales	(4,535)	(761)	—

Net reclassified losses — cash flow hedges	(5,378)	(2,249)	(1,719)
Net reclassified gains — net investment hedges	1,058	673	1,446

Total	$(4,320)	$(1,576)	$(273)

Note 6:	Inventories
Inventories consist of the following (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Coffee:
Unroasted	$319,745	$233,903
Roasted	56,231	46,070
Other merchandise held for sale	109,094	81,565
Packaging and other supplies	61,229	61,125

Total	$546,299	$422,663

As of October 2, 2005, the Company had committed to fixed-price purchase contracts for green coffee totaling $375 million. The Company believes, based on relationships established with its suppliers in the past, the risk of nondelivery on such purchase commitments is remote.

Note 7:	Equity and Other Investments
The Company’s equity and other investments consist of the following (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Equity method investments	$189,735	$158,726
Cost method investments	8,920	6,208
Other investments	2,806	2,806

Total	$201,461	$167,740

Equity Method
The Company’s equity investees and ownership interests are as follows:

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

The North American Coffee Partnership	50.0%	50.0%
Starbucks Ice Cream Partnership	50.0%	50.0%
Starbucks Coffee Korea Co., Ltd.	50.0%	50.0%
Starbucks Coffee Austria GmbH	50.0%	50.0%
Starbucks Coffee Switzerland AG	50.0%	50.0%
Starbucks Coffee España, S.L	50.0%	50.0%
President Starbucks Coffee Taiwan Ltd.	50.0%	50.0%
Shanghai President Coffee Co.	50.0%	50.0%
Starbucks Coffee France SAS	50.0%	50.0%
Berjaya Starbucks Coffee Company Sdn. Bhd	49.9%	49.9%
Starbucks Coffee Japan, Ltd.	40.1%	40.1%
Coffee Partners Hawaii	5.0%	5.0%
Karstadt Coffee GmbH(1)	—	18.0%
Sur-Andino Café S.A.(1)	—	15.0%
Coffee Concepts (Southern China) Limited(1)	—	5.0%

(1)	During fiscal 2005, Starbucks acquired all or a majority of the equity interests in these entities, which were previously accounted for under the cost method. From the respective dates of acquisition, the consolidation method of accounting was applied, and for previously reported information, the equity method of accounting was applied to record the Company’s proportionate share of net losses. See Note 2 for additional information.
The Company has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds 50% equity interests. The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino® coffee drinks and Starbucks DoubleShot® coffee drink. The Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc., develops and distributes superpremium ice creams. The remaining entities, including Coffee Partners Hawaii, which is a general partnership, operate licensed Starbucks retail stores.
During fiscal 2004, Starbucks acquired an equity interest in its licensed operations of Malaysia. During fiscal 2003, Starbucks increased its ownership of its licensed operations in Austria, Shanghai, Spain, Switzerland and Taiwan. The carrying amount of these investments was $24.3 million more than the underlying equity in net assets due to acquired goodwill, which is not subject to amortization in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” The goodwill is evaluated for impairment in accordance with APB No. 18. No impairment was recorded during fiscal years 2005, 2004 or 2003.
The Company’s share of income and losses is included in “Income from equity investees” on the consolidated statements of earnings. Also included is the Company’s proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $86.1 million, $80.7 million and $71.9 million in fiscal years 2005, 2004 and 2003, respectively. Related costs of sales, net of eliminations, were $43.3 million, $41.2 million and $37.5 million in fiscal years 2005, 2004 and 2003, respectively. As of October 2, 2005 and October 3, 2004, there were $16.7 million and $15.5 million of accounts receivable, respectively, on the consolidated balance sheets from equity investees related to product sales and store license fees.
As of October 2, 2005, the aggregate market value of the Company’s investment in Starbucks Coffee Japan, Ltd., was approximately $174.8 million based on its available quoted market price.
Cost Method
The Company has equity interests in entities to develop Starbucks licensed retail stores in Hong Kong, Puerto Rico, Mexico, Cyprus and Greece. As of October 2, 2005, and October 3, 2004, management determined that the estimated fair values of each cost method investment exceeded the related carrying values (no unrealized fair value losses). There were no realized losses recorded for other than temporary impairments during 2005 or 2004. During fiscal 2003, $2.0 million in other than temporary impairment was recorded for the Company’s equity interest in its licensed retail stores in Israel, which were fully closed by the end of fiscal 2003.
Starbucks has the ability to acquire additional interests in some of its cost method investees at certain intervals. Depending on the Company’s total percentage of ownership interest and its ability to exercise significant influence over financial and operating policies, additional investments may require the retroactive application of the equity method of accounting.
Other Investments
Starbucks has investments in privately held equity securities that are recorded at their estimated fair values. As of October 2, 2005, and October 3, 2004, management determined that the estimated fair values of each investment exceeded the related carrying values (no unrealized fair value losses). There were no realized losses generated from other than temporary impairment during 2005, 2004 or 2003.

Note 8:	Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Land	$13,833	$13,118
Buildings	68,180	66,468
Leasehold improvements	1,947,963	1,605,907
Store equipment	646,792	530,798
Roasting equipment	168,934	152,949
Furniture, fixtures and other	476,372	415,307

	3,322,074	2,784,547
Less accumulated depreciation and amortization	(1,625,564)	(1,326,266)

	1,696,510	1,458,281
Work in progress	145,509	93,135

Property, plant and equipment, net	$1,842,019	$1,551,416

Note 9:	Other Intangible Assets and Goodwill
As of October 2, 2005, indefinite-lived intangibles were $31.6 million and definite-lived intangibles, which collectively had a remaining weighted average useful life of approximately six years, were $3.8 million, net of accumulated amortization of $2.1 million. As of October 3, 2004, indefinite-lived intangibles were $24.3 million and definite-lived intangibles, which collectively had a remaining weighted average useful life of approximately eight years, were $2.5 million, net of accumulated amortization of $1.3 million. The increase in indefinite-lived intangibles was primarily due to trademarks acquired from Ethos. Amortization expense for definite-lived intangibles was $0.8 million, $0.5 million and $0.4 million during fiscal 2005, 2004 and 2003, respectively.
The following table summarizes the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year Ending

2006	$962
2007	861
2008	400
2009	343
2010	317

Total	$2,883

The following table summarizes goodwill by operating segment (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

United States	$61,502	$60,540
International	30,972	8,410

Total	$92,474	$68,950

During fiscal 2005, the United States operating segment acquired substantially all of the assets of Ethos, and the International operating segment increased its equity ownership in its licensed operations in Germany, Southern China and Chile.

Note 10:	Long-term Debt and Short-term Borrowings
In August 2005, the Company entered into a $500 million unsecured five-year revolving credit facility (the “Facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The Facility is scheduled to expire in August 2010 and is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. The Company may request an increase up to an additional $500 million under the credit facility, provided there is no default, which would increase total availability to $1 billion.
The interest rate for borrowings under the Facility ranges from 0.150% to 0.275% over LIBOR or an alternate base rate, which is the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will depend upon the Company’s performance under specified financial criteria. The Facility contains provisions that require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of October 2, 2005, the Company was in compliance with each of these covenants. There were borrowings of $277 million outstanding under the Facility as of October 2, 2005, with no outstanding letters of credit, and the weighted average contractual interest rate was 4.0%.
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
Interest expense was $1.3 million, $0.4 million and $0.3 million in fiscal 2005, 2004 and 2003, respectively.
Scheduled principal payments on long-term debt are as follows (in thousands):

Fiscal Year Ending

2006	$748
2007	762
2008	775
2009	790
2010	337
Thereafter	206

Total principal payments	$3,618

Note 11:	Other Long-term Liabilities
The Company’s other long-term liabilities consist of the following (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Deferred rent liabilities	$166,182	$136,552
Minority interest liabilities	11,153	1,802
Other	16,230	6,329

Total	$193,565	$144,683

The deferred rent liabilities as of October 2, 2005 and October 3, 2004, represent amounts for tenant improvement allowances, rent escalation clauses and rent holidays related to certain operating leases. The Company amortizes deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.
For operations accounted for under the consolidation method, but in which Starbucks owns less than 100% of the equity interests, long-term liabilities are maintained for the collective ownership interests of minority shareholders. As of October 2, 2005, Starbucks had less than 100% ownership in Coffee Concepts (Southern China) Ltd. (referred to as the Southern China operations in Note 2) as well as in Chengdu Starbucks Coffee Company Limited and Urban Coffee Opportunities, LLC. As of October 3, 2004 the minority interest liability was only for Urban Coffee Opportunities, LLC.
The other remaining long-term liabilities generally include obligations to be settled or paid for one year beyond each respective fiscal year end, for items such as guarantees (see Note 18), donation commitments, hedging instruments and the long-term portion of capital lease obligations.

Note 12:	Leases
Rental expense under operating lease agreements was as follows (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Minimum rentals — retail stores	$340,474	$285,250	$240,016
Minimum rentals — other	43,532	28,108	22,983
Contingent rentals	32,910	24,638	12,274

Total	$416,916	$337,996	$275,273

Minimum future rental payments under noncancelable operating lease obligations as of October 2, 2005, are as follows (in thousands):

Fiscal Year Ending

2006	$423,564
2007	412,146
2008	391,909
2009	363,347
2010	327,491
Thereafter	1,179,036

Total minimum lease payments	$3,097,493

The Company has subleases related to certain of its operating lease agreements. During fiscal 2005, 2004 and 2003, the Company recognized sublease income of $4.3 million, $4.0 million and $3.2 million, respectively.
The Company had capital lease obligations of $2.6 million and $0.3 million as of October 2, 2005 and October 3, 3004, respectively. At October 2, 2005, the current portion of the total obligation was $0.8 million and was included in “Other accrued expenses” and the remaining long-term portion of $1.8 million was included in “Other long-term liabilities” on the consolidated balance sheet. Capital lease obligations expire at various dates, with the latest maturity in 2020.

Note 13:	Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 15 million shares of preferred stock, none of which was outstanding at October 2, 2005.
Under the Company’s authorized share repurchase program, Starbucks acquired 45.1 million shares at an average price of $25.26 for a total cost of $1.1 billion in fiscal 2005. Starbucks acquired 10.0 million shares at an average price of $20.43 for a total cost of $203.4 million during fiscal 2004. During fiscal 2005, the Starbucks Board of Directors authorized additional repurchases of 30 million shares of the Company’s common stock, and as of October 2, 2005, there were 22.1 million remaining shares authorized for repurchase. Share repurchases were funded through cash, cash equivalents, available-for-sale securities and borrowings under the revolving credit facility and were part of the Company’s active capital management program.
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

Comprehensive income, net of related tax effects, is as follows (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Net earnings	$494,467	$388,973	$265,355
Unrealized holding gains/(losses) on available-for-sale securities, net of tax benefit/(provision) of $889, $618 and ($53) in 2005, 2004 and 2003, respectively	(1,482)	(1,005)	142
Unrealized holding losses on cash flow hedges, net of tax benefit of $2,268, $2,801 and $804 in 2005, 2004 and 2003, respectively	(3,861)	(4,769)	(1,369)
Unrealized holding gains/(losses) on net investment hedges, net of tax benefit/(provision) of ($609), $328 and $1,903 in 2005, 2004 and 2003, respectively	1,037	(558)	(3,241)
Reclassification adjustment for losses realized in net income, net of tax benefit of $2,751, $832 and $41 in 2005, 2004 and 2003, respectively	4,656	1,407	42

Net unrealized gain/(loss)	350	(4,925)	(4,426)
Translation adjustment	(8,677)	19,892	27,241

Total comprehensive income	$486,140	$403,940	$288,170

The unfavorable translation adjustment change during fiscal year 2005 of $8.7 million was primarily due to the strengthening of the U.S. dollar against the euro, British pound sterling and Japanese yen. The favorable translation adjustment changes during fiscal years 2004 and 2003 of $19.9 million and $27.2 million, respectively, were primarily due to the weakening of the U.S. dollar against several currencies, such as the British pound sterling, Euro, Canadian dollar and Japanese yen.
The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Net unrealized holding losses on available-for-sale securities	$(651)	$(523)
Net unrealized holding losses on hedging instruments	(7,786)	(8,264)
Translation adjustment	29,351	38,028

Accumulated other comprehensive income	$20,914	$29,241

As of October 2, 2005, the translation adjustment of $29.4 million was net of tax provisions of $5.5 million.

Note 14:	Employee Stock and Benefit Plans
Stock Option Plans
The Company maintains several equity incentive plans under which it may grant nonqualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, consultants and nonemployee directors. Stock options have been granted at prices at or above the fair market value on the date of grant. Options vest and expire according to terms established at the grant date.

The following summarizes all stock option transactions from September 29, 2002, through October 2, 2005 (no restricted stock, restricted stock units or stock appreciation rights were outstanding for any of these periods):

		Weighted		Weighted
		Average	Shares	Average
	Shares	Exercise	Subject to	Exercise
	Subject to	Price per	Exercisable	Price per
	Options	Share	Options	Share

Outstanding, September 29, 2002	80,919,606	$6.78	41,951,196	$5.54
Granted	19,075,460	10.55
Exercised	(16,039,208)	5.85
Cancelled	(5,824,966)	8.95

Outstanding, September 28, 2003	78,130,892	7.74	41,777,388	6.28
Granted	18,435,240	15.62
Exercised	(15,416,982)	7.11
Cancelled	(4,315,930)	11.88

Outstanding, October 3, 2004	76,833,220	9.52	53,378,230	7.93
Granted	15,627,550	27.17
Exercised	(16,169,992)	8.08
Cancelled	(3,831,872)	17.86

Outstanding, October 2, 2005	72,458,906	$13.22	51,311,418	$10.07

As of October 2, 2005, there were 78.4 million shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of October 2, 2005, is as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 2.42 - $ 6.56	17,717,470	2.51	$5.01	17,717,470	$5.01
6.64 - 10.30	12,918,498	5.69	8.78	12,520,126	8.75
10.32 - 15.20	13,242,074	6.84	10.79	10,145,556	10.71
15.23 - 27.00	15,660,776	8.30	16.53	7,461,918	15.42
27.32 - 30.57	12,920,088	9.14	27.39	3,466,348	27.32

$ 2.42 - $30.57	72,458,906	6.30	$13.22	51,311,418	$10.07

Employee Stock Purchase Plans
The Company has an employee stock purchase plan which provides that eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each quarterly offering period for each calendar year). No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 32.0 million. There were 1,527,880 shares issued under the plan during fiscal 2005 at prices ranging from $20.07 to $21.96. There were 1,959,184 shares issued under the plan during fiscal 2004 at prices ranging from $10.77 to $18.96. There were 1,424,092 shares issued under the plan during fiscal 2003 at prices ranging from $8.66 to $10.43. Since inception of the plan, 14.8 million shares have been purchased, leaving 17.2 million shares available for future issuance. Of the approximately 55,100 employees eligible to participate, approximately 18,800 were participants in the plan as of October 2, 2005.
Starbucks also has a Save-As-You-Earn (“SAYE”) plan in the United Kingdom that allows eligible U.K. employees to save toward the purchase of the Company’s common stock. The employee’s purchase price is 85% of the fair value of the stock on the first business day of a three-year offering period. No compensation expense was recorded in connection with the plan during fiscal years 2005, 2004 or 2003. The total number of shares issuable under the plan is 1.2 million. There were 25,382 shares issued under the plan during fiscal 2005 at $7.93. There were 8,960 shares issued under the plan during fiscal 2004 at prices ranging from $7.07 to $9.48. There were 62,588 shares issued under the plan during fiscal 2003 at prices ranging from $5.66 to $6.01. No shares had been issued prior to fiscal 2003 and 1.1 million shares remain available for future issuance. During fiscal 2004, the Company suspended future offerings under this employee stock purchase plan, with the last offering made in December 2002 and maturing in February 2006.
During fiscal 2004, the Company introduced a U.K. Share Incentive Plan to replace the U.K. SAYE plan. This employee stock purchase plan allows eligible U.K. employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company will award one matching share for each six shares purchased by the employee under the plan. No compensation expense was recorded in connection with the plan. The total number of shares issuable under the plan is 1.4 million, of which 10,732 shares were issued during fiscal 2005 at prices ranging from $19.46 to $24.76. There were no shares issued prior to fiscal 2005, leaving 1,389,268 available for future issuance.
Deferred Stock Plan
Starbucks has a deferred stock plan for certain key employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is five years. As of October 2, 2005, receipt of 3,394,200 shares was deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents.
Defined Contribution Plans
Starbucks maintains voluntary defined contribution plans covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. For employees in the United States and Canada, the Company matched 25% to 150% of each employee’s eligible contribution based on years of service, up to a maximum of the first 4% of each employee’s compensation. The Company’s matching contributions to all plans were approximately $12.4 million, $9.8 million and $6.8 million in fiscal years 2005, 2004 and 2003, respectively.

Note 15:	Income Taxes
A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	3.5	3.6
Other, net	(1.0)	(1.2)	—

Effective tax rate	37.9%	37.3%	38.6%

The provision for income taxes consists of the following (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Current taxes:
Federal	$273,178	$188,647	$140,138
State	51,949	36,383	25,448
Foreign	14,106	10,193	8,489
Deferred taxes, net	(37,256)	(3,469)	(6,958)

Total	$301,977	$231,754	$167,117

U.S. income and foreign withholding taxes have not been provided on approximately $86.4 million of cumulative undistributed earnings of foreign subsidiaries and equity investees. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Because of the availability of U.S. foreign tax credits, the determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. The Company will qualify for a benefit beginning in fiscal 2006, which is not expected to be material to the Company’s financial statements.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. As of October 2, 2005, the Company has not made an election to repatriate earnings under this provision. The Company may or may not elect to repatriate earnings in fiscal 2006. Earnings under consideration for repatriation range from $0 to $75 million and the related income tax effects range from $0 to $5 million. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.
The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities is as follows (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Deferred tax assets:
Accrued occupancy costs	$31,247	$27,006
Accrued compensation and related costs	43,890	37,333
Other accrued expenses	20,199	14,918
Foreign tax credits	15,708	17,514
Other	13,990	16,769

Total	125,034	113,540
Valuation allowance	(8,078)	(929)

Total deferred tax asset, net of valuation allowance	116,956	112,611
Deferred tax liabilities:
Property, plant and equipment	(32,314)	(58,512)
Other	(11,600)	(12,219)

Total	(43,914)	(70,731)

Net deferred tax asset	$73,042	$41,880

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of October 2, 2005 was related to capital loss carryforwards and net operating losses of consolidated foreign subsidiaries. The valuation allowance as of October 2, 2004 related solely to net operating losses of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended October 2, 2005, and October 3, 2004, was an increase of $7.1 million and a decrease of $8.4 million, respectively.
As of October 2, 2005, the Company has foreign tax credit carryforwards of $15.7 million with expiration dates between fiscal years 2011 and 2014. As of the end of fiscal 2005, the Company also has capital loss carryforwards of $12.3 million, with $11.1 million and $1.2 million expiring in fiscal years 2006 and 2011, respectively.
Taxes currently payable of $41.5 million and $29.2 million are included in “Accrued taxes” on the consolidated balance sheets as of October 2, 2005, and October 3, 2004, respectively.
The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability to provide for the possibility of unfavorable outcomes in tax matters. Contingent tax liabilities totaled $33.1 million as of October 2, 2005, and are included in “Accrued income taxes.” These liabilities are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company believes its contingent tax liabilities are adequate in the event the tax positions are not ultimately upheld.

Note 16:	Earnings per Share
The following table represents the calculation of net earnings per common share — basic and diluted (in thousands, except earnings per share):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Net earnings	$494,467	$388,973	$265,355
Weighted average common shares and common stock units outstanding (for basic calculation)	789,570	794,347	781,505
Dilutive effect of outstanding common stock options	25,847	28,583	21,791

Weighted average common and common equivalent shares outstanding (for diluted calculation)	815,417	822,930	803,296

Net earnings per common share — basic	$0.63	$0.49	$0.34

Net earnings per common and common equivalent share — diluted	$0.61	$0.47	$0.33

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. These options totaled 13.7 million, 0.3 million and 1.3 million in fiscal years 2005, 2004 and 2003, respectively.

Note 17:	Related Party Transactions
In April 2001, certain members of the Board of Directors and other investors, organized as The Basketball Club of Seattle, LLC (“The Basketball Club”), purchased the franchises for The Seattle Supersonics and The Seattle Storm basketball teams. An executive officer of the Company and member of the Board of Directors, Howard Schultz, owns a controlling interest in The Basketball Club. Starbucks paid approximately $0.8 million, $0.8 million and $0.7 million during fiscal years 2005, 2004 and 2003, respectively, for team sponsorships and ticket purchases. Terms of the team sponsorship agreements did not change as a result of the related party relationship.
Prior to January 2003, a former member of the Company’s Board of Directors served as a board member of, and owned an indirect interest in, a privately held company that provides Starbucks with in-store music services. Starbucks paid $0.7 million to the privately held company for music services during fiscal year 2003 while the related party relationship existed.
In June 2005, a member of the Company’s Board of Directors was appointed president and chief financial officer of Oracle Corporation. Starbucks had a pre-existing business relationship with Oracle related to financial systems and systems consulting at the time of the appointment and Starbucks continued to make payments for supplies and services subsequent to June 2005 in the ordinary course of business. These payments totaled approximately $2.6 million since the inception of the related party relationship through October 2, 2005. The Board member’s employment relationship with Oracle ended on November 15, 2005.

Note 18:	Commitments and Contingencies
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of October 2, 2005, the maximum amount of the guarantees was approximately $9.0 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
During fiscal 2005, Starbucks entered into commitments under which it unconditionally guaranteed its proportionate share, or 50%, of bank line of credit borrowings of certain unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $4.8 million, excluding interest and other related costs, and the majority of these commitments expire in 2007. As of October 2, 2005, the Company recorded $2.7 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.
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
The following table summarizes the activity related to product warranty reserves during fiscal years 2005 and 2004 (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004

Balance at beginning of fiscal year	$3,091	$2,227
Provision for warranties issued	7,494	5,093
Warranty claims	(8,827)	(4,229)

Balance at end of fiscal year	$1,758	$3,091

Legal Proceedings
On June 3, 2004, two current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (FLSA). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA and that the managers are therefore entitled to overtime compensation for any week in which they worked more than 40 hours during the past three years. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the past three years. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case is in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and that a loss in this case is unlikely. Due to the early status of this case, the Company cannot estimate the possible loss to the Company, if any. No trial date currently is set. The Company intends to vigorously defend the lawsuit.

On March 11, 2005, a former employee of the Company filed a lawsuit, entitled James Falcon v. Starbucks Corporation and Does 1 through 100, in the U.S. District Court for the Southern District of Texas claiming that the Company violated requirements of the FLSA. Specifically, the plaintiff claims that the Company misclassified its retail assistant store managers as exempt from the overtime provisions of the FLSA and that the assistant managers are therefore entitled to overtime compensation for any week in which they worked more than 40 hours during the past three years. On August 18, 2005, the plaintiff amended his complaint to include allegations that he and other retail assistant store managers were not paid overtime compensation for all hours worked in excess of forty (40) hours in a work week after they were re-classified as non-exempt employees in September 2002. In both claims, Plaintiff seeks to represent himself and a putative class of all current and former assistant store managers employed by the Company in the United States from March 11, 2002 until the present. He also seeks, on behalf of himself and the class, reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, injunctive relief, and attorney’s fees and costs. On September 13, 2005, the plaintiff filed a motion for conditional collective action treatment and court-supervised notice to all putative class members under the opt-in procedures in section 16(b) of the FLSA. On November 29, 2005, the court entered an order authorizing notice to the class of the existence of the lawsuit and their opportunity to join as plaintiffs. The Company has a policy requiring that all non-exempt partners, including assistant store managers, be paid for all hours worked, including any hours worked in excess of 40 per week. The Company also believes that this policy is, and at all relevant times has been, communicated and followed consistently. Further, the Company believes that the plaintiff and other assistant store managers were properly classified as exempt under the FLSA prior to September 2002. At this early stage of the case, the Company cannot estimate the possible loss to the Company, if any, and believes that a loss in this case is unlikely. No trial date has been set. The Company intends to vigorously defend the lawsuit.
The Company is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 19:	Segment Reporting
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. Starbucks segment reporting is based on two distinct, geographically defined operating segments: United States and International.
United States
The Company’s United States operations (“United States”) represent 84% of total retail revenues, 81% of specialty revenues and 84% of total net revenues. Company-operated retail stores sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise. Activities outside the Company-operated retail stores within the United States include: licensed operations, foodservice accounts and other initiatives related to the Company’s core businesses.
International
The Company’s International operations (“International”) represent the remaining 16% of retail revenues, 19% of specialty revenues and 16% of total net revenues. International sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United Kingdom, Canada, Thailand, Australia, Germany, Singapore, China, Chile and Ireland, as well as through retail store licensing operations and foodservice accounts in these and more than 20 other countries. International operations are in various early stages of development and have country-specific regulatory requirements that necessitate a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States.
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income represents earnings before “Interest and other income, net” and “Income taxes.” Allocations of portions of corporate overhead, interest or income taxes to the segments are not significant. Identifiable assets by segment are those assets used in the Company’s operations in each segment. Unallocated corporate assets include cash and investments, unallocated assets of the corporate headquarters and roasting facilities, deferred taxes and certain other intangibles. Management evaluates performance of segments based on net revenues and operating expenses.

The table below presents information by operating segment for the fiscal years noted (in thousands):

	United		Unallocated
	States(1)	International(1)	Corporate(2)	Total

Fiscal 2005:
Total net revenues	$5,334,460	$1,034,840	$—	$6,369,300
Earnings/(loss) before income taxes	945,926	86,421	(235,903)	796,444
Depreciation and amortization	250,415	56,705	33,049	340,169
Income from equity investees	45,579	31,166	—	76,745
Equity method investments	28,364	161,371	—	189,735
Identifiable assets	1,633,721	605,750	1,274,594	3,514,065
Net impairment and disposition losses	16,513	4,199	477	21,189
Net capital expenditures	439,874	116,211	87,904	643,989

Fiscal 2004:
Total net revenues	$4,490,850	$803,397	$—	$5,294,247
Earnings/(loss) before income taxes	763,326	51,665	(194,264)	620,727
Depreciation and amortization	210,448	46,196	32,538	289,182
Income from equity investees	37,453	21,618	—	59,071
Equity method investments	14,367	144,359	—	158,726
Identifiable assets	1,349,864	483,949	1,552,728	3,386,541
Net impairment and disposition losses	13,205	5,408	152	18,765
Net capital expenditures	314,118	66,030	32,389	412,537

Fiscal 2003:
Total net revenues	$3,472,452	$603,070	$—	$4,075,522
Earnings/(loss) before income taxes	604,366	3,781	(175,675)	432,472
Depreciation and amortization	173,747	38,818	32,106	244,671
Income from equity investees	28,484	8,419	—	36,903
Equity method investments	16,919	118,085	—	135,004
Identifiable assets	1,221,758	383,493	1,170,861	2,776,112
Net impairment and disposition losses	11,173	3,752	972	15,897
Net capital expenditures	250,238	23,077	104,668	377,983

(1)	For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment to conform with the organizational alignment of the Company.

(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the accompanying consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Net revenues from external customers:
United States	$5,346,967	$4,501,287	$3,480,164
Foreign countries	1,022,333	792,960	595,358

Total	$6,369,300	$5,294,247	$4,075,522

No customer accounts for 10% or more of the Company’s revenues. Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 79% of foreign net revenues.

Fiscal Year Ended	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003

Long-lived assets:
United States	$1,915,218	$1,739,913	$1,604,546
Foreign countries	389,513	299,740	264,007

Total	$2,304,731	$2,039,653	$1,868,553

Assets attributed to foreign countries are based on the country in which those assets are located.

Note 20:	Quarterly Financial Information (unaudited)
Summarized quarterly financial information in fiscal 2005 and 2004 is as follows (in thousands, except earnings per share):

	First	Second	Third	Fourth	Total

2005 quarter:
Net revenues	$1,589,544	$1,518,716	$1,601,799	$1,659,241	$6,369,300
Operating income	227,191	157,299	199,585	196,540	780,615
Net earnings	144,710	100,482	125,528	123,747	494,467
Net earnings per common share — diluted	$0.17	$0.12	$0.16	$0.16	$0.61

2004 quarter:
Net revenues	$1,281,191	$1,241,068	$1,318,691	$1,453,297	$5,294,247
Operating income	174,526	123,707	153,105	155,249	606,587
Net earnings	110,000	78,833	97,537	102,603	388,973
Net earnings per common share — diluted	$0.13	$0.10	$0.12	$0.12	$0.47

AUDITORS’ REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of October 2, 2005, and October 3, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three fiscal years in the period ended October 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of October 2, 2005, and October 3, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 2, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
December 16, 2005

AUDITORS’ REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Starbucks Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2005, based on criteria established in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended October 2, 2005 of the Company and our report dated December 16, 2005 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
December 16, 2005

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (October 2, 2005), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Management on Internal Control over Financial Reporting
The management of Starbucks is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 2, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of October 2, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Report.

Item 9B.	Other Information
None.

PART III
As used in this Part III, “Starbucks” and the “Company” mean Starbucks Corporation.

Item 10.	Directors and Executive Officers of the Registrant
The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 8, 2006 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”
The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.starbucks.com/aboutus/corporate — governance.asp. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

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
The information required by this item is incorporated by reference to the section entitled “EXECUTIVE COMPENSATION — Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003;

•	Consolidated Balance Sheets as of October 2, 2005, and October 3, 2004;

•	Consolidated Statements of Cash Flows for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003;

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits
The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starbucks Corporation

December 16, 2005	By:	/s/ James L. Donald James L. Donald president and chief executive officer
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Howard Schultz, James L. Donald and Michael Casey, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Howard Schultz Howard Schultz	chairman of the Board of Directors	December 16, 2005

By:	/s/ James L. Donald James L. Donald	president and chief executive officer, director	December 16, 2005

By:	/s/ Michael Casey Michael Casey	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)	December 16, 2005

By:	/s/ Barbara Bass Barbara Bass	director	December 16, 2005

Signature		Title	Date

By:	/s/ Howard Behar Howard Behar	director	December 16, 2005

By:	/s/ William W. Bradley William W. Bradley	director	December 16, 2005

By:	/s/ Mellody Hobson Mellody Hobson	director	December 16, 2005

By:	/s/ Olden Lee Olden Lee	director	December 16, 2005

By:	/s/ Gregory B. Maffei Gregory B. Maffei	director	December 16, 2005

By:	/s/ James G. Shennan Jr. James G. Shennan Jr.	director	December 16, 2005

By:	/s/ Javier G. Teruel Javier G. Teruel	director	December 16, 2005

By:	/s/ Myron E. Ullman III Myron E. Ullman III	director	December 16, 2005

By:	/s/ Craig E. Weatherup Craig E. Weatherup	director	December 16, 2005

INDEX TO EXHIBITS

			Incorporated by Reference

Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

3.1		Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	05/16/01	3.1
3	.1.1	Articles of Amendment to Restated Articles of Incorporation of Starbucks Corporation	8-K	0-20322	09/22/05	3.1
3.2		Amended and Restated Bylaws of Starbucks Corporation	10-Q	0-20322	02/04/04	3.1
10	.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994	10-K	0-20322	12/23/03	10.1
10	.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/03	10.2
10.3		Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10.3
10	.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10	.3.1
10	.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through June 30, 2000	10-K	0-20322	12/22/00	10.4
10.5		Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/01	10.5
10	.6*	Starbucks Corporation Executive Management Bonus Plan	8-K	0-20322	11/22/04	10.1
10	.7*	Starbucks Corporation Management Deferred Compensation Plan	S-8	333-65181	10/01/98	4.1
10	.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/99	10.17
10.9		Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/03	10.9
10	.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/03	10.10

			Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10	.11*	Letter Agreement dated as of May 6, 2003, between Starbucks Corporation and Howard Behar	10-K	0-20322	12/23/03	10.11
10.12		Starbucks Corporation UK Share Incentive Plan	S-8	333-114090	03/31/04	10.1
10	.13*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.1
10	.14*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.2
10	.15*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.3
10	.16*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.4
10	.17*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.5
10	.18*	Letter Agreement dated as of February 11, 2005 by and among the Company, the Schultz Irrevocable Trust and the Howard D. Schultz Irrevocable Trust	10-Q	0-20322	02/16/05	10.1
10	.19*	Letter Agreement dated March 30, 2005 between Starbucks Corporation and James L. Donald	8-K/A	0-20322	04/07/05	10.1
10	.20*	Letter Agreement dated May 25, 2005 between Starbucks Corporation and Michael Casey	8-K	0-20322	05/27/05	10.1
10	.21*	Letter Agreement dated May 25, 2005 between Starbucks Corporation and David A. Pace	8-K	0-20322	05/27/05	10.2
10.22		2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.1
10.23		Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.2

Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.24	Credit Agreement dated August 12, 2005 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/ C Issuer, Wachovia Bank N.A. and Citibank, N.A., as Co-Documentation Agents, Banc of America Securities LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., as Syndication Agent, and the other Lenders party thereto	8-K	0-20322	08/15/05	10.1
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.