Form 10-Q
period 2006-01-01
STARBUCKS CORP
filed 2006-02-10
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2006
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
Yes ☑                    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑                    No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐                    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of February 8, 2006

Common Stock, par value $0.001 per share	763,361,644

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended January 1, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended
	January 1,	January 2,
	2006	2005
Net revenues:
Company-operated retail	$1,627,983	$1,358,661
Specialty:
Licensing	219,150	157,213
Foodservice and other	86,959	73,670

Total specialty	306,109	230,883

Total net revenues	1,934,092	1,589,544

Cost of sales including occupancy costs	778,038	647,755
Store operating expenses	622,166	521,006
Other operating expenses	59,148	44,281
Depreciation and amortization expenses	91,288	78,559
General and administrative expenses	123,325	83,599

Subtotal operating expenses	1,673,965	1,375,200

Income from equity investees	19,754	12,847

Operating income	279,881	227,191
Interest and other income, net	348	5,122

Earnings before income taxes	280,229	232,313
Income taxes	106,039	87,603

Net earnings	$174,190	$144,710

Net earnings per common share — basic	$0.23	$0.18
Net earnings per common share — diluted	$0.22	$0.17
Weighted average shares outstanding:
Basic	767,021	801,047
Diluted	792,949	830,655
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 1,	October 2,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$251,435	$173,809
Short-term investments — available-for-sale securities	240,250	95,379
Short-term investments — trading securities	46,845	37,848
Accounts receivable, net of allowances of $3,766 and $3,079, respectively	197,765	190,762
Inventories	452,650	546,299
Prepaid expenses and other current assets	85,938	94,429
Deferred income taxes, net	77,046	70,808

Total current assets	1,351,929	1,209,334

Long-term investments — available-for-sale securities	55,659	60,475
Equity and other investments	207,470	201,461
Property, plant and equipment, net	1,870,793	1,842,019
Other assets	97,375	72,893
Other intangible assets	35,937	35,409
Goodwill	92,342	92,474

TOTAL ASSETS	$3,711,505	$3,514,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,591	$220,975
Accrued compensation and related costs	229,063	232,354
Accrued occupancy costs	49,049	44,496
Accrued taxes	181,585	78,293
Short-term borrowings	105,000	277,000
Other accrued expenses	187,381	198,082
Deferred revenue	309,287	175,048
Current portion of long-term debt	752	748

Total current liabilities	1,270,708	1,226,996

Long-term debt	2,681	2,870
Other long-term liabilities	205,324	193,565

Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200,000,000; issued and outstanding, 767,105,132 and 767,442,110 shares, respectively (includes 3,394,200 common stock units in both periods)	767	767
Additional paid-in-capital	60,664	90,201
Other additional paid-in-capital	39,393	39,393
Retained earnings	2,113,549	1,939,359
Accumulated other comprehensive income	18,419	20,914

Total shareholders’ equity	2,232,792	2,090,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,711,505	$3,514,065

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	January 1,	January 2,
	2006	2005
OPERATING ACTIVITIES:
Net earnings	$174,190	$144,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,744	85,332
Provision for impairments and asset disposals	4,206	2,889
Deferred income taxes, net	(26,291)	(13,623)
Equity in income of investees	(12,485)	(5,781)
Distributions from equity investees	5,769	5,743
Stock-based compensation	23,189	—
Tax benefit from exercise of stock options	110	71,050
Excess tax benefit from exercise of stock options	(23,724)	—
Net amortization of premium on securities	545	3,260
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	93,348	46,487
Accounts payable	(8,180)	(41,559)
Accrued taxes	127,118	23,819
Deferred revenue	134,205	100,658
Other operating assets and liabilities	19,573	(9,325)

Net cash provided by operating activities	609,317	413,660

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(232,000)	(366,082)
Maturity of available-for-sale securities	14,734	129,491
Sale of available-for-sale securities	76,504	54,344
Acquisition, net of cash acquired	—	(11,282)
Net sales/(purchases) of equity, other investments and other assets	(4,893)	15,618
Net additions to property, plant and equipment	(147,778)	(162,132)

Net cash used by investing activities	(293,433)	(340,043)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	44,412	91,423
Excess tax benefit from exercise of stock options	23,724	—
Net repayments of revolving credit facility	(172,000)	—
Repurchase of common stock	(134,301)	—
Principal payments on long-term debt	(186)	(183)

Net cash (used)/provided by financing activities	(238,351)	91,240

Effect of exchange rate changes on cash and cash equivalents	93	4,610

Net increase in cash and cash equivalents	77,626	169,467

CASH AND CASH EQUIVALENTS:
Beginning of period	173,809	145,053

End of the period	$251,435	$314,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,918	$47
Income taxes	$10,280	$10,356
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended January 1, 2006, and January 2, 2005
Note 1: Financial Statement Preparation
The unaudited consolidated financial statements as of January 1, 2006, and October 2, 2005, and for the 13-week periods ended January 1, 2006, and January 2, 2005, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week periods ended January 1, 2006, and January 2, 2005, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
The financial information as of October 2, 2005, is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended October 2, 2005 (“Fiscal 2005”), included in Item 8 in the Fiscal 2005 Annual Report on Form 10-K (“10-K”). The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes to the financial statements in the 10-K.
Certain reclassifications of prior year’s balances have been made to conform to the current format.
The results of operations for the 13-week period ended January 1, 2006, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2006.
Note 2: Summary of Significant Accounting Policies
Accounting for Stock-Based Compensation
The Company maintains several stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. The Company also has employee stock purchase plans (“ESPP”).
Prior to the October 3, 2005 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), Starbucks accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
Effective October 3, 2005, the beginning of Starbucks first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to October 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.
Total stock-based compensation expense recognized in the consolidated statement of earnings for the 13 weeks ended January 1, 2006 was $22.8 million before income taxes and consisted of stock option and ESPP expense of $20.5 million and $2.3 million, respectively. The related total tax benefit was $7.7 million for the 13 weeks ended January 1, 2006. Capitalized stock-based compensation at January 1, 2006 was $0.4 million, and was included in property, plant and equipment, and inventory on the consolidated balance sheet.
Prior to the adoption of SFAS 123R, Starbucks presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R

requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows.
For option grants made in November 2003 and thereafter, the Company may provide for immediate vesting upon retirement for optionees who have attained at least 10 years of service and are age 55 or older. Prior to adoption of SFAS 123R, the Company amortized the expense over the related vesting period with acceleration of expense upon retirement. With the Company’s adoption of SFAS 123R, the accounting treatment for retirement features changed. Expense for awards made prior to adoption of SFAS 123R is still amortized over the vesting period until retirement, at which point any remaining unrecognized expense is immediately recognized. For awards made on or after October 3, 2005, the related expense is recognized either from grant date through the date the employee reaches the years of service and age requirements, or from grant date through the stated vesting period, whichever is shorter.
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except earnings per share):

January 2,
13 Weeks Ended	2005
Net earnings	$144,710
Deduct: stock-based compensation expense, net of tax	(12,074)

Pro forma net income	$132,636

Net earnings per common share — basic:
As reported	$0.18
Deduct: stock-based compensation expense, net of tax	(0.01)

Pro forma	$0.17

Net earnings per common share — diluted:
As reported	$0.17
Deduct: stock-based compensation expense, net of tax	(0.01)

Pro forma	$0.16

Disclosures for the period ended January 1, 2006 are not presented because the amounts are recognized in the consolidated financial statements.
The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions for the 13 weeks ended January 1, 2006 and January 2, 2005:

	Employee Stock Options		ESPP
		January 2,		January 2,
	January 1,	2005	January 1,	2005
13 Weeks Ended	2006	(Pro forma)	2006	(Pro forma)
Expected term (in years)	4.4	3.7	0.25 — 0.50	0.25 — 3
Expected stock price volatility	29%	34%	22% — 27%	20% — 33%
Risk-free interest rate	4.4%	3.6%	4.3%	1.9% — 3.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$9.46	$8.29	$5.23	$4.59

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.
The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately. See Note 8 for additional details.
Stored Value Cards
Revenues from the Company’s stored value cards, such as the Starbucks Card, are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in “Deferred revenue” on the consolidated balance sheets. There are no expiration dates on the Company’s stored value cards, and Starbucks does not charge any service fees that decrement customer balances.
While the Company will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of earnings in “Income and other income, net.” For the 13 weeks ended January 1, 2006, income recognized on unredeemed stored value card balances was $1.2 million. There was no income recognized on unredeemed stored value card balances during the 13 weeks ended January 2, 2005.
Recently Issued Accounting Pronouncements
In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, or no later than Starbucks fiscal fourth quarter of 2006. The Company has not yet determined the impact of adoption on its consolidated financial statements.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. As of January 1, 2006, the Company has not made an election to repatriate earnings under this provision. The Company may or may not elect to repatriate earnings in fiscal 2006. Earnings under consideration for repatriation range from $0 to $75 million and the related income tax effects range from $0 to $5 million. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.
Note 3: Derivative Financial Instruments
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
The Company had accumulated net derivative losses of $4.7 million, net of taxes, in other comprehensive income as of January 1, 2006, related to cash flow hedges. Of this amount, $3.5 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. No cash flow hedges were discontinued during the 13-week periods ended January 1, 2006, and January 2, 2005. Current contracts will expire within 33 months.
Net Investment Hedges
Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. to minimize foreign currency exposure to fluctuations in the Japanese yen. The Company applies the spot-to-spot method for these forward foreign exchange contracts, and under this method the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in other comprehensive income. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into earnings in “Interest and other income, net.” The Company had accumulated net derivative losses of $1.9 million, net of taxes, in other comprehensive income as of January 1, 2006, related to net investment derivative hedges. Current contracts expire within 28 months.
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	13 Weeks Ended
	January 1,	January 2,
	2006	2005
Cash flow hedges:
Reclassified gains/(losses) into total net revenues	$421	$(412)
Reclassified losses into cost of sales	(1,636)	(1,049)

Net reclassified losses — cash flow hedges	(1,215)	(1,461)
Net reclassified gains — net investment hedges	423	164

Total	$(792)	$(1,297)

Note 4: Inventories
Inventories consist of the following (in thousands):

	January 1,	October 2,
	2006	2005
Coffee:
Unroasted	$262,204	$319,745
Roasted	53,815	56,231
Other merchandise held for sale	80,539	109,094
Packaging and other supplies	56,092	61,229

Total	$452,650	$546,299

As of January 1, 2006, the Company had committed to fixed-price purchase contracts for green coffee totaling $456 million. The Company believes, based on relationships established with its suppliers in the past, the risk of nondelivery on such purchase commitments is remote.
Note 5: Property, Plant, and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	January 1,	October 2,
	2006	2005
Land	$14,660	$13,833
Buildings	73,886	68,180
Leasehold improvements	2,041,342	1,947,963
Store equipment	674,936	646,792
Roasting equipment	170,659	168,934
Furniture, fixtures and other	501,966	476,372

	3,477,449	3,322,074
Less: accumulated depreciation and amortization	(1,706,120)	(1,625,564)

	1,771,329	1,696,510
Work in progress	99,464	145,509

Property, plant and equipment, net	$1,870,793	$1,842,019

Note 6: Short-term Borrowings
As of January 1, 2006 the Company had $105 million outstanding under its revolving credit facility, which was entered into in August 2005, as well as an outstanding letter of credit of $11.9 million. As of October 2, 2005, the Company had $277 million outstanding, with no outstanding letters of credit. During its first fiscal quarter of 2006, the Company borrowed an additional $48 million under the credit facility and made principal repayments of $220 million. Interest expense on the Company’s short-term borrowings for the 13 weeks ended January 1, 2006 was $2.6 million. The weighted average contractual interest rates at January 1, 2006 and October 2, 2005 were 4.6% and 4.0%, respectively. The credit facility contains provisions that require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of January 1, 2006 and October 2, 2005, the Company was in compliance with each of these covenants.
Note 7: Shareholders’ Equity
Under the Company’s authorized share repurchase program, Starbucks acquired 4.3 million shares at an average price of $28.10 for a total amount of $121 million during the 13-week period ended January 1, 2006. There were no share repurchases during the 13-week period ended January 2, 2005. As of January 1, 2006, the Company had 17.8 million additional shares authorized for repurchase. Share repurchases were funded through cash, cash equivalents, available-for-sale securities and borrowings under the revolving credit facility and were part of the Company’s active capital management program.
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

Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended
	January 1,	January 2,
	2006	2005
Net earnings	$174,190	$144,710
Unrealized holding losses on cash flow hedging instruments	(1,268)	(4,065)
Unrealized holding gains/(losses) on net investment hedging instruments	1,337	(2,111)
Unrealized holding losses on available-for-sale securities	(44)	(287)
Reclassification adjustment for losses realized in net income	1,100	546

Net unrealized gain/(loss)	1,125	(5,917)
Translation adjustment	(3,620)	29,176

Total comprehensive income	$171,695	$167,969

The unfavorable translation adjustment change for the 13-week period ended January 1, 2006, of $3.6 million was primarily due to the strengthening of the U.S dollar against several currencies, such as the Japanese yen, euro and British pound sterling. The favorable translation adjustment change for the 13-week period ended January 2, 2005, of $29.2 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the British pound sterling, euro, Japanese yen and Canadian dollar.
The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	January 1,	October 2,
	2006	2005
Net unrealized holding losses on available-for-sale securities	$(705)	$(651)
Net unrealized holding losses on hedging instruments	(6,607)	(7,786)
Translation adjustment	25,731	29,351

Accumulated other comprehensive income	$18,419	$20,914

Note 8: Stock-Based Compensation
Stock Option Plans
Stock options to purchase the Company’s common stock are granted at prices at or above the fair market value on the date of grant. Options generally become exercisable in three or four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant. Options granted to non-employee directors generally vest over one year. Nearly all outstanding stock options are non-qualified stock options.
The fair value of each stock option granted is estimated on the date of grant using the BSM option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized using the graded, or accelerated, attribution method, consistent with the multiple option valuation approach. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
A summary of the Company’s stock option activity during the 13 weeks ended January 1, 2006 is presented in the following table:

				Aggregate
	Shares	Weighted Average	Weighted Average	Intrinisic
	Subject to	Exercise Price per	Remaining	Value
	Options	Share	Contractual Life	(in thousands)
Outstanding, October 2, 2005	72,458,906	$13.22
Granted	12,709,644	30.29
Exercised	(3,529,675)	9.92
Cancelled	(783,174)	21.42
Outstanding, January 1, 2006	80,855,701	$15.97	6.66	$1,135,214

Exercisable, January 1, 2006	48,712,629	$10.23	5.96	$963,536

The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price of $30.01 as of the last business day of the period ended January 1, 2006, which would have been received by the optionees had all options been exercised on that date. As of January 1, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $139 million, which is expected to be recognized over a weighted average period of approximately 26 months. During the 13 weeks ended January 1, 2006, the total intrinsic value of stock options exercised was $68.5 million. During the 13 weeks ended January 1, 2006, the total fair value of options vested was $7.8 million.
The Company issues new shares of common stock upon exercise of stock options.
As of January 1, 2006, there were 60.5 million shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of January 1, 2006, is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of				Contractual	Exercise		Exercise
Exercise Prices			Shares	Life (Years)	Price	Shares	Price

$ 3.96	—	$6.56	16,805,933	2.25	$5.01	16,805,933	$5.01
6.64	—	10.32	19,085,977	5.94	9.39	17,193,350	9.30
10.38	—	15.23	16,997,289	7.44	14.13	10,650,630	13.76
15.76	—	27.50	14,935,226	8.87	26.30	3,956,377	26.41
27.58	—	31.62	13,031,276	9.82	30.29	106,339	28.42

$ 3.96	—	$31.62	80,855,701	6.66	$15.97	48,712,629	$10.23

Employee Stock Purchase Plans
The Company has an employee stock purchase plan allowing eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each quarterly offering period for each calendar year). The total number of shares issuable under the plan is 32.0 million. There were 432,745 shares issued under the plan during the 13 weeks ended January 1, 2006 at $21.42. Since inception of the plan, 15.2 million shares have been purchased, leaving 16.8 million shares available for future issuance.
Starbucks has an additional employee stock purchase plan in the United Kingdom that allows eligible U.K. employees to save toward the purchase of the Company’s common stock. Under the Save-As-You-Earn (“SAYE”) plan the employee’s purchase price is 85% of the fair value of the stock on the first business day of a three-year offering period. The total number of shares issuable under the plan is 1.2 million. There were no shares issued under the plan during the 13 weeks ended January 1, 2006, and 1.1 million shares remain available for future issuance. During fiscal 2004, the Company suspended future offerings under this plan, with the last offering made in December 2002 and maturing in February 2006.
A new employee stock purchase plan, the UK Share Incentive Plan, was introduced during fiscal 2004 to replace the SAYE plan. It allows eligible U.K. employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company will award one matching share for each six shares purchased under the plan. The total number of shares issuable under the plan is 1.4 million. There were 5,948 shares issued under the plan during the 13 weeks ended January 1, 2006 at $24.91. As of January 1, 2006 1.38 million shares were available for future issuance.

Note 9: Earnings Per Share
The following table represents the calculation of net earnings per common share – basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended
	January 1,	January 2,
	2006	2005
Net earnings	$174,190	$144,710

Weighted average common shares and common stock units outstanding (for basic calculation)	767,021	801,047
Dilutive effect of outstanding common stock options	25,928	29,608

Weighted average common and common equivalent shares outstanding (for diluted calculation)	792,949	830,655

Net earnings per common share — basic	$0.23	$0.18

Net earnings per common and common equivalent share — diluted	$0.22	$0.17

Options with exercise prices greater than the average market price were not included in the computation of diluted earnings per share. For the 13-week period ended January 1, 2006, these options totaled 14.7 million, and for the 13-week period ended January 2, 2005, these options totaled 0.2 million, during which periods the average market price of the Company’s common stock was $29.33 and $27.44, respectively.
Note 10: Commitments and Contingencies
Guarantees
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of January 1, 2006, the maximum amount of the guarantees was approximately $8.6 million. Because there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
Starbucks has commitments under which it has unconditionally guaranteed its proportionate share, or 50%, of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure is approximately $6.8 million, excluding interest and other related costs and the majority of these commitments expire in 2007. As of January 1, 2006, the Company recorded $2.8 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.
Product Warranties
Coffee brewing and espresso equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 13-week period ended January 1, 2006.
Legal Proceedings
On June 3, 2004, two current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA and that the managers are therefore entitled to overtime compensation for any week in which they worked more than 40 hours during the past three years. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the past three years. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case is in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and that a loss in this case is unlikely. Due to the early status of this case, the Company cannot estimate the possible loss to the Company, if any. Trial is currently set for early 2007. The Company intends to vigorously defend the lawsuit.
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
Note 11: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United		Unallocated
13 Weeks Ended	States(1)	International(1)	Corporate(2)	Total
January 1, 2006
Total net revenues	$1,620,581	$313,511	$—	$1,934,092
Earnings/(loss) before income taxes	339,311	35,605	(94,687)	280,229
Depreciation and amortization expenses	67,718	15,009	8,561	91,288
Income from equity investees	11,699	8,055	—	19,754
Net impairment and disposition losses	2,518	1,601	12	4,131

January 2, 2005
Total net revenues	$1,338,773	$250,771	$—	$1,589,544
Earnings/(loss) before income taxes	265,532	19,757	(52,976)	232,313
Depreciation and amortization expenses	57,335	13,089	8,135	78,559
Income from equity investees	8,708	4,139	—	12,847
Net impairment and disposition losses	2,542	365	—	2,907

(1)	For purposes of internal management and segment reporting, licensed operations in Hawaii and Puerto Rico are included in the International segment to conform with the organizational alignment of the Company.

(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and certain amounts included in “Interest and other income, net” on the consolidated statements of earnings.

The table below represents information by geographic area (in thousands):

	13 Weeks Ended
	January 1,	January 2,
	2006	2005
Net revenues from external customers:
United States	$1,624,867	$1,341,702
Foreign countries	309,225	247,842

Total	$1,934,092	$1,589,544

No customer accounts for 10% or more of the Company’s revenues. Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 77% of foreign net revenues.
Note 12: Subsequent Event
In January 2006, Starbucks increased its equity ownership to 100% in its licensed operations in Hawaii and Puerto Rico. Previously the Company owned 5% of both Coffee Partners Hawaii and Café del Caribe in Puerto Rico. Because Coffee Partners Hawaii was a general partnership, the equity method of accounting was previously applied. Retroactive application of the equity method of accounting for the Puerto Rico investment, which was previously accounted for under the cost method, is expected to have an insignificant impact on the Company’s previously reported consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue and net earnings growth, effective tax rate, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission (“SEC”), including the Item 1A. “Risks Factors” section of the Starbucks Annual Report on Form 10-K for the fiscal year ended October 2, 2005.
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
This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005.
General
Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2005 had 52 weeks and the fiscal year ending on October 1, 2006 will also include 52 weeks.
Management Overview
During the 13 weeks ended January 1, 2006, a keen focus on execution in all areas of Starbucks business, from U.S. and International Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance. Starbucks believes the Company’s ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks record first quarter fiscal 2006 performance reflects the Company’s continuing commitment to achieving this balance.
The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. Starbucks opened 560 new stores in the fiscal first quarter of 2006 and plans to open approximately 1,800 in fiscal 2006. With a presence today in 37 countries, serving more than 40 million customers per week, management continues to believe that the Company’s long-term goal of 15,000 Starbucks retail locations throughout the United States and at least 15,000 stores in International markets is achievable.
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

The combination of more retail stores, comparable store sales growth of 7% and growth in other business channels in both the United States and International operating segments resulted in a 22% increase in total net revenues for the first 13 weeks of fiscal 2006, compared to the same period of fiscal 2005. This was slightly above the Company’s three to five year revenue growth target of approximately 20%.
Because additional U.S. and International retail stores continue to leverage existing support organizations and facilities, the Company’s infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. For the 13 weeks ended January 1, 2006, operating income as a percentage of total net revenues increased to a record 14.5% from 14.3% in the same period of fiscal 2005, primarily due to lower cost of sales including occupancy costs and store operating expenses as a percentage of total net revenues, partially offset by higher general and administrative expenses. Net earnings increased by 20% during the first 13 weeks of fiscal 2006. Reported margin and net earnings increases include the expense for stock-based compensation in the first quarter of fiscal 2006, while stock-based compensation expense was not included in the Company’s consolidated financial results in fiscal 2005.
Results of Operations for the 13 Weeks Ended January 1, 2006 and January 2, 2005
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	13 Weeks Ended		13 Weeks Ended
	January 1,	January 2	January 1,	January 2
	2006	2005	2006	2005
			As a % of total net revenues
STATEMENTS OF EARNINGS DATA

Net revenues:
Company-operated retail	$1,627,983	$1,358,661	84.2%	85.5%
Specialty:
Licensing	219,150	157,213	11.3	9.9
Foodservice and other	86,959	73,670	4.5	4.6

Total specialty	306,109	230,883	15.8	14.5

Total net revenues	1,934,092	1,589,544	100.0	100.0

Cost of sales including occupancy costs	778,038	647,755	40.2	40.8
Store operating expenses (1)	622,166	521,006	32.2	32.7
Other operating expenses (2)	59,148	44,281	3.0	2.8
Depreciation and amortization expenses	91,288	78,559	4.7	4.9
General and administrative expenses	123,325	83,599	6.4	5.3

Subtotal operating expenses	1,673,965	1,375,200	86.5	86.5
Income from equity investees	19,754	12,847	1.0	0.8

Operating income	279,881	227,191	14.5	14.3
Interest and other income, net	348	5,122	0.0	0.3

Earnings before income taxes	280,229	232,313	14.5	14.6
Income taxes	106,039	87,603	5.5	5.5

Net earnings	$174,190	$144,710	9.0%	9.1%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 38.2 percent for the 13 weeks ended January 1, 2006, and 38.3 percent for the 13 weeks ended January 2, 2005.

(2)	As a percentage of related total specialty revenues, other operating expenses were 19.3 percent for the 13 weeks ended January 1, 2006, and 19.2 percent for the 13 weeks ended January 2, 2005.
Net revenues for the 13 weeks ended January 1, 2006, increased 22% to $1.9 billion from $1.6 billion for the corresponding period of fiscal 2005, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2006 compared to fiscal 2005.
During the 13-week period ended January 1, 2006, Starbucks derived 84% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 20% to $1.6 billion for the 13 weeks ended January 1, 2006, from $1.4 billion for the same period in fiscal 2005. The increase was primarily attributable to the opening of 803 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the 13 weeks ended January 1, 2006. The increase in comparable store sales was due to a 6% increase in the number of customer transactions and a 1% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved speed of service through enhanced technology, training and execution at retail stores.

The Company derived the remaining 16% of total net revenues from channels outside the Company-operated retail stores, collectively known as “Specialty Operations.” Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 33% to $306 million for the 13 weeks ended January 1, 2006, from $231 million for the corresponding period of fiscal 2005.
Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club, and certain other branded-product licensed operations, increased 39% to $219 million for the 13 weeks ended January 1, 2006, from $157 million for the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues from the opening of 1,049 new licensed retail stores in the last 12 months.
Foodservice and other revenues increased 18% to $87 million for the 13 weeks ended January 1, 2006, from $74 million for the corresponding period of fiscal 2005. The increase was primarily attributable to the growth in new and existing U.S. and International foodservice accounts.
Cost of sales including occupancy costs decreased to 40.2% of total net revenues for the 13 weeks ended January 1, 2006, compared to 40.8% for the corresponding period of fiscal 2005. The decrease was primarily due to higher occupancy costs in the prior year resulting from store maintenance activities, as well as fixed rent costs in the current year being distributed over an expanded revenue base.
Store operating expenses as a percentage of Company-operated retail revenues decreased to 38.2% for the 13 weeks ended January 1, 2006, from 38.3% for the corresponding period of fiscal 2005. The decrease was primarily due to leverage gained on payroll-related expenditures distributed over an expanded revenue base, partially offset by recognition of stock-based compensation expense in the first fiscal quarter of 2006 related to new accounting requirements. Additional details on this new accounting standard can be found in Notes 2 and 8 to the consolidated financial statements included in Item 1 of this Report.
Other operating expenses (expenses associated with the Company’s Specialty Operations) increased to 19.3% of total specialty revenues for the 13 weeks ended January 1, 2006, compared to 19.2% in the corresponding period of fiscal 2005. The increase was primarily due to the recognition of stock-based compensation expense.
Depreciation and amortization expenses increased to $91 million for the 13 weeks ended January 1, 2006, compared to $79 million for the corresponding period of fiscal 2005. The increase was primarily due to the opening of 803 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 4.7% for the 13 weeks ended January 1, 2006, from 4.9% for the corresponding 13-week period of fiscal 2005.
General and administrative expenses increased to $123 million for the 13 weeks ended January 1, 2006, compared to $84 million for the corresponding period of fiscal 2005. This increase was primarily due to higher payroll-related expenditures from stock-based compensation and higher provisions for incentive compensation based on the Company’s strong operating results for the fiscal first quarter of 2006, as well as increased charitable contributions. As a percentage of total net revenues, general and administrative expenses increased to 6.4% for the 13 weeks ended January 1, 2006 from 5.3% for the corresponding period of fiscal 2004.
Income from equity investees increased to $20 million for the 13 weeks ended January 1, 2006, compared to $13 million for the corresponding period of fiscal 2005. The increase was primarily due to volume-driven results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks Doubleshot® coffee drinks, and improved results from international investees primarily as a result of new licensed retail store openings.
Operating income increased 23% to $280 million for the 13 weeks ended January 1, 2006, compared to $227 million for the corresponding 13-week period of fiscal 2005. Operating margin increased to 14.5% of total net revenues for the 13 weeks ended January 1, 2006, compared to 14.3% for the corresponding period of fiscal 2005. This increase was primarily due to lower cost of sales including occupancy costs and store operating expenses as a percentage of total net revenues, offset in part by higher general and administrative expenses.
Interest and other income decreased to $0.3 million for the 13 weeks ended January 1, 2006, compared to $5.1 million in the corresponding period of fiscal 2005, primarily due to interest expense recognized on the borrowings under the Company’s revolving credit facility, which was entered into in August of 2005.
Income taxes for the 13 weeks ended January 1, 2006, resulted in an effective tax rate of 37.8%, compared to 37.7% in the corresponding period of fiscal 2005. The Company currently estimates that its effective tax rate for fiscal year

2006 will approximate 38%, with minor variations from quarter to quarter.
SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
13 Weeks Ended January 1, 2006	States	Revenue		national	Revenue		Corporate	Revenues	Consolidated

Net revenues:
Company-operated retail	$1,370,687	84.6%		$257,296	82.1%		$—	—%	$1,627,983
Specialty:
Licensing	169,523	10.5		49,627	15.8		—	—	219,150
Foodservice and other	80,371	4.9		6,588	2.1		—	—	86,959

Total specialty	249,894	15.4		56,215	17.9		—	—	306,109

Total net revenues	1,620,581	100.0		313,511	100.0		—	—	1,934,092

Cost of sales including occupancy costs	628,363	38.8		149,675	47.7		—	—	778,038
Store operating expenses	528,775	32.6	(1)	93,391	29.8	(3)	—	—	622,166
Other operating expenses	47,142	2.9	(2)	12,006	3.8	(4)	—	—	59,148
Depreciation and amortization expenses	67,718	4.2		15,009	4.8		8,561	0.4	91,288
General and administrative expenses	21,533	1.3		16,187	5.2		85,605	4.4	123,325

Income from equity investees	11,699	0.7		8,055	2.6		—	—	19,754

Operating income/(loss)	$338,749	20.9%		$35,298	11.3%		$(94,166)	(4.8)%	$279,881

		% of			% of			% of
		United			Inter-			Total
	United	States		Inter-	national		Unallocated	Net
13 Weeks Ended January 2, 2005	States	Revenue		national	Revenue		Corporate	Revenues	Consolidated

Net revenues:
Company-operated retail	$1,149,630	85.9%		$209,031	83.4%		$—	—%	$1,358,661
Specialty:
Licensing	121,135	9.0		36,078	14.4		—	—	157,213
Foodservice and other	68,008	5.1		5,662	2.2		—	—	73,670

Total specialty	189,143	14.1		41,740	16.6		—	—	230,883

Total net revenues	1,338,773	100.0		250,771	100.0		—	—	1,589,544

Cost of sales including occupancy costs	521,713	39.0		126,042	50.3		—	—	647,755
Store operating expenses	444,061	33.2	(1)	76,945	30.7	(3)	—	—	521,006
Other operating expenses	37,103	2.8	(2)	7,178	2.9	(4)	—	—	44,281
Depreciation and amortization expenses	57,335	4.3		13,089	5.2		8,135	0.5	78,559
General and administrative expenses	21,623	1.6		11,899	4.7		50,077	3.2	83,599

Income from equity investees	8,708	0.7		4,139	1.7		—	—	12,847

Operating income/(loss)	$265,646	19.8%		$19,757	7.9%		$(58,212)	(3.7)%	$227,191

(1)	As a percentage of related Company-operated retail revenues, United States store operating expenses were 38.6 percent for both the 13 weeks ended January 1, 2006 and January 2, 2005.

(2)	As a percentage of related specialty revenues, United States other operating expenses were 18.9 percent for the 13 weeks ended January 1, 2006, and 19.6 percent for the 13 weeks ended January 2, 2005.

(3)	As a percentage of related Company-operated retail revenues, International store operating expenses were 36.3 percent for the 13 weeks ended January 1, 2006, and 36.8 percent for the 13 weeks ended January 2, 2005.

(4)	As a percentage of related specialty revenues, International other operating expenses were 21.4 percent for the 13 weeks ended January 1, 2006, and 17.2 percent for the 13 weeks ended January 2, 2005.
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
United States total net revenues increased 21% to $1.6 billion for the 13 weeks ended January 1, 2006, compared to

$1.3 billion for the corresponding period of fiscal 2005.
United States Company-operated retail revenues increased 19% to $1.4 billion for the 13 weeks ended January 1, 2006, compared to $1.1 billion for the corresponding period of fiscal 2005, primarily due to the opening of 634 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the quarter. The increase in comparable store sales was due to a 6% increase in the number of customer transactions and a 1% increase in the average dollar value per transaction.
Total United States specialty revenues increased 32% to $250 million for the 13 weeks ended January 1, 2006, compared to $189 million in the corresponding period of fiscal 2005. United States licensing revenues increased 40% to $170 million, compared to $121 million for the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues as a result of opening 651 new licensed retail stores in the last 12 months and growth in the licensed grocery and warehouse club business. United States foodservice and other revenues increased 18% to $80 million from $68 million in fiscal 2005, due to growth in new and existing foodservice accounts.
United States operating income increased by 28% to $339 million for the 13 weeks ended January 1, 2006, compared to $266 million for the same period in fiscal 2005. Operating margin increased to 20.9% of related revenues from 19.8% in the corresponding period of fiscal 2005, primarily due to store operating and general and administrative expenses distributed over an expanded revenue base. Although store operating expenses as a percentage of U.S. Company-operated retail revenues remained at 38.6% for both 13-week periods ended January 1, 2006 and January 2, 2005, these expenses as a percentage of U.S. total net revenues improved by 0.6 percentage points compared to the corresponding 13-week period of fiscal 2005. This improvement was primarily due to the specialty revenue component of total net revenues growing at a higher rate than Company-operated retail revenues.
International
International operations (“International”) sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United Kingdom, Canada, Thailand, Australia, Germany, Singapore, China, Chile and Ireland. Specialty Operations in International primarily include retail store licensing operations in more than 25 other countries and foodservice accounts in Canada and the United Kingdom. The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established areas of the business while at the same time investing in emerging markets and channels. Certain of these markets are in various early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.
International total net revenues increased 25% to $314 million for the 13 weeks ended January 1, 2006, compared to $251 million for the corresponding period of fiscal 2005.
International Company-operated retail revenues increased 23% to $257 million for the 13 weeks ended January 1, 2006, compared to $209 million for the corresponding period for fiscal 2005, primarily due to the opening of 169 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8% for the quarter. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 3% increase in the average value per transaction.
Total international specialty revenues increased 35% to $56 million for the 13 weeks ended January 1, 2006, compared to $42 million in the corresponding period of fiscal 2005. International licensing revenues increased $14 million to $50 million, compared to $36 million for the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues from opening 398 new licensed retail stores in the last 12 months and sales of ready-to-drink coffee beverages introduced in Japan and Taiwan in September 2005, and in Korea in late October 2005. International foodservice and other revenues increased 16% from the corresponding period of fiscal 2005 due to growth in new and existing foodservice accounts.
International operating income increased by 79% to $35 million for the 13 weeks ended January 1, 2006, compared to $20 million in the corresponding period of fiscal 2005. Operating margin increased to 11.3% of related revenues from 7.9% in the corresponding period of fiscal 2005. This increase was primarily due to lower cost of sales including occupancy costs and store operating expenses as a percentage of total International net revenues. Also contributing to the margin expansion was an increase in income from equity investees, particularly from Japan and Korea, due to an increase in store base, improved comparable same store sales as well as strengthening store profitability. Partially offsetting these improvements was an increase in other operating expenses for marketing and advertising related to the recent launch of Starbucks ready-to-drink coffee beverages in Japan, Taiwan and Korea.
Unallocated Corporate
Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure that support but are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $94 million for the 13 weeks ended January 1, 2006, compared to $58 million in the corresponding period of fiscal 2005, primarily due to higher payroll-related expenses from stock-based compensation and higher provisions for incentive compensation based on the Company’s strong operating results for the quarter, as well as increased charitable contributions. Total unallocated corporate expenses as a percentage of total net revenues increased to 4.8% for the 13-weeks ended January 1, 2006 compared to 3.7% for the corresponding period of fiscal 2005.
Liquidity and Capital Resources
The following table represents components of the Company’s most liquid assets (in thousands):

	January 1,	October 2,
	2006	2005
Cash and cash equivalents	$251,435	$173,809
Short-term investments — available-for-sale securities	240,250	95,379
Short-term investments — trading securities	46,845	37,848
Long-term investments — available-for-sale securities	55,659	60,475

Total cash, cash equivalents and liquid investments	$594,189	$367,511

The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs. The $227 million increase in total cash and cash equivalents and liquid investments from October 2, 2005 to January 1, 2006, was primarily due to strong operating cash flows.
The Company intends to use its cash and liquid investments, including any borrowings under its revolving credit facility, to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in selected equity method investees, particularly in international markets. Depending on market conditions, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Management believes that strong cash flow generated from operations, existing cash and liquid investments, as well as borrowing capacity under the revolving credit facility, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions, share repurchases and/or other new business opportunities may require additional outside funding.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2006 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as for additional share repurchases, if any. Management expects capital expenditures in fiscal 2006 to be in the range of $700 million to $725 million, related to opening approximately 850 Company-operated stores on a global basis, remodeling certain existing stores and enhancing its production capacity and information systems.
Cash provided by operating activities totaled $609 million for the 13 weeks ended January 1, 2006. Net earnings provided $174 million and the change in deferred revenue attributed to the growth of Starbucks Card balances not yet redeemed provided $134 million. In addition, an increase in accrued taxes payable due to the timing of payments provided $127 million and non-cash depreciation and amortization expenses provided $98 million.
Cash used by investing activities for the 13 weeks ended January 1, 2006, totaled $293 million. Gross and net capital additions to property, plant and equipment used $148 million primarily from opening 803 new Company-operated retail stores and remodeling certain existing stores. In addition, the net activity in the Company’s portfolio of available-for-sale securities used $141 million for the 13 weeks ended January 1, 2006.
Cash used by financing activities for the 13 weeks ended January 1, 2006, totaled $238 million. The Company made net repayments under its revolving credit facility of $172 million during the 13 weeks ended January 1, 2006, which consisted of additional gross borrowing of $48 million offset by gross principal repayments of $220 million. Cash used to repurchase shares of the Company’s common stock totaled $134 million. This amount includes the effect of the net change in unsettled trades from October 2, 2005. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. The total remaining amount of shares authorized for repurchase as of January 1, 2006 was 17.8 million. Partially offsetting cash used for share repurchases and net repayments of the revolving credit facility were $44 million of proceeds from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the
	13-week period ended		Stores open as of
	January 1,	January 2,	January 1,
	2006	2005	2006	January 2, 2005
United States:
Company-operated Stores	161	101	5,028	4,394
Licensed Stores	198	143	2,633	1,982

	359	244	7,661	6,376

International:
Company-operated Stores	55	47	1,188	1,019
Licensed Stores	146	89	1,952	1,554

	201	136	3,140	2,573

Total	560	380	10,801	8,949

Starbucks plans to open approximately 1,800 new stores on a global basis in fiscal 2006. In the United States, Starbucks plans to open approximately 700 Company-operated locations and 600 licensed locations. In International markets, Starbucks plans to open approximately 150 Company-operated stores and 350 licensed stores.
Contractual Obligations
There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Fiscal 2005 Annual Report on Form 10-K.
Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of January 1, 2006, the maximum amount of the guarantees was approximately $8.6 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.

Commodity Prices, Availability and General Risk Conditions
The Company manages its exposure to various risks within the consolidated financial statements according to an umbrella risk management policy. Under this policy, market-based risks, including commodity costs and foreign currency exchange rates, are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. Additionally, this policy restricts, among other things, the amount of market-based risk the Company will tolerate before implementing approved hedging strategies and prohibits speculative trading activity.
The Company purchases significant amounts of coffee and dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impacts the Company’s results of operations and can be expected to impact its future results of operations. For additional details see “Product Supply” in Item 1, as well as “Risk Factors” in Item 1A of the Company’s Form 10-K for the fiscal year ended October 2, 2005.
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
Critical Accounting Policies
Critical accounting policies are those that managment believes are both most important to the portrayal of the Company’s financial conditions and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005, Starbucks considers its policies on impairment of long-lived assets and accounting for self insurance reserves to be the most critical in understanding the judgments that are involved in preparing its consolidated fianncial statements. With the adoption of SFAS 123R at the beginning of the Company’s first fiscal quarter of 2006, Starbucks has added “Stock-Based Compensation” as a critical accounting policy.
Stock-Based Compensation
Starbucks accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forefeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings.
Recently Issued Accounting Pronouncements
In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, or no later than Starbucks fiscal fourth quarter of 2006. The Company has not yet determined the impact of adoption on its consolidated financial statements.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. As of January 1, 2006, the Company has not made an election to repatriate earnings under this provision. The Company may or may not elect to repatriate earnings in fiscal 2006. Earnings under consideration for repatriation range from $0 to $75 million and the related income tax effects range from $0 to $5 million. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
As of January 1, 2006, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Japan. These contracts expire within 33 months.
Based on the foreign exchange contracts outstanding as of January 1, 2006, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of January 1, 2006, would result in a reduced fair value of these derivative financial instruments of approximately $23.2 million, of which $16.8 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $22.2 million, of which $17.0 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.
There has been no material change in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2005 Annual Report on Form 10-K.
Item 4. Controls and Procedures
During the first quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.
During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (January 1, 2006), in ensuring that material information relating to Starbucks Corporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 1 of this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended January 1, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs(2)	or Programs(2)
Oct 3, 2005 — Oct 30, 2005	2,420,047	$25.94	2,420,047	19,675,481
Oct 31, 2005 — Nov 27, 2005	132,500	$31.52	132,500	19,542,981
Nov 28, 2005 — Jan 1, 2006	1,752,799	$30.82	1,752,799	17,790,182

Total	4,305,346	$28.10	4,305,346

(1)	Monthly information is presented by reference to the Company’s fiscal months during the first quarter of fiscal 2006.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock, as follows: 20 million shares announced on May 5, 2005 and 10 million shares announced on September 22, 2005. Shares remaining for repurchase relate to both authorizations. Neither of these authorizations has an expiration date.

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.1*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	–	–	–	–	X
10.2*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	–	–	–	–	X
10.3*	Employment Agreement dated October 14, 2005 between Starbucks Corporation and Martin Coles	8-K	0-20322	10/14/05	10.1
10.4	Director Resignation Agreement dated as of December 1, 2005 among Starbucks Corporation and its Class 1 and Class 3 Directors.	8-K	0-20322	12/05/05	10.1
10.5*	Amended and Restated Employment Agreement dated December 16, 2005 between Starbucks Corporation and Howard Behar	8-K	0-20322	12/19/05	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

February 10, 2006	By:	/s/ Michael Casey

Michael Casey
executive vice president, chief financial officer and chief administrative officer

Signing on behalf of the registrant and as principal financial officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	–	–	–	–	X
10.2*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	–	–	–	–	X
10.3*	Employment Agreement dated October 14, 2005 between Starbucks Corporation and Martin Coles	8-K	0-20322	10/14/05	10.1
10.4	Director Resignation Agreement dated as of December 1, 2005 among Starbucks Corporation and its Class 1 and Class 3 Directors.	8-K	0-20322	12/05/05	10.1
10.5*	Amended and Restated Employment Agreement dated December 16, 2005 between Starbucks Corporation and Howard Behar	8-K	0-20322	12/19/05	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.