Form 10-Q
period 2006-04-02
STARBUCKS CORP
filed 2006-05-12
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2006
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
Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 10, 2006

Common Stock, par value $0.001 per share	767,492,289

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended April 2, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005
Net revenues:
Company-operated retail	$1,599,844	$1,283,947	$3,227,827	$2,642,608
Specialty:
Licensing	202,354	161,292	421,504	318,505
Foodservice and other	83,624	73,477	170,583	147,147

Total specialty	285,978	234,769	592,087	465,652

Total net revenues	1,885,822	1,518,716	3,819,914	3,108,260

Cost of sales including occupancy costs	760,873	628,740	1,538,911	1,276,495
Store operating expenses	665,273	532,944	1,287,439	1,053,950
Other operating expenses	63,648	46,347	122,796	90,628
Depreciation and amortization expenses	94,508	87,772	185,796	166,331
General and administrative expenses	119,611	81,929	242,936	165,528

Subtotal operating expenses	1,703,913	1,377,732	3,377,878	2,752,932
Income from equity investees	19,985	16,294	39,705	29,105

Operating income	201,894	157,278	481,741	384,433
Interest and other income, net	3,063	4,014	3,411	9,136

Earnings before income taxes	204,957	161,292	485,152	393,569
Income taxes	77,641	60,831	183,680	148,434

Net earnings	$127,316	$100,461	$301,472	$245,135

Net earnings per common share - basic	$0.17	$0.13	$0.39	$0.31
Net earnings per common share - diluted	$0.16	$0.12	$0.38	$0.30
Weighted average shares outstanding:
Basic	767,445	801,926	767,250	801,480
Diluted	794,613	828,062	793,936	829,352
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 2,	October 2,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$202,671	$173,809
Short-term investments - available-for-sale securities	193,231	95,379
Short-term investments - trading securities	49,546	37,848
Accounts receivable, net of allowances of $4,627 and $3,079, respectively	190,631	190,762
Inventories	456,695	546,299
Prepaid expenses and other current assets	87,163	94,429
Deferred income taxes, net	87,477	70,808

Total current assets	1,267,414	1,209,334

Long-term investments - available-for-sale securities	37,639	60,475
Equity and other investments	214,780	201,089
Property, plant and equipment, net	1,963,701	1,842,019
Other assets	125,171	72,893
Other intangible assets	36,657	35,409
Goodwill	172,337	92,474

TOTAL ASSETS	$3,817,699	$3,513,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,719	$220,975
Accrued compensation and related costs	283,342	232,354
Accrued occupancy costs	49,350	44,496
Accrued taxes	100,108	78,293
Short-term borrowings	95,000	277,000
Other accrued expenses	194,580	198,082
Deferred revenue	233,269	175,048
Current portion of long-term debt	755	748

Total current liabilities	1,187,123	1,226,996

Long-term debt	2,491	2,870
Other long-term liabilities	210,176	193,565

Shareholders’ equity:
Common stock ($0.001 par value) - authorized, 1,200,000,000; issued and outstanding, 769,274,760 and 767,442,110 shares, respectively (includes 3,394,200 common stock units in both periods)	769	767
Additional paid-in-capital	111,109	90,201
Other additional paid-in-capital	39,393	39,393
Retained earnings	2,240,459	1,938,987
Accumulated other comprehensive income	26,179	20,914

Total shareholders’ equity	2,417,909	2,090,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,817,699	$3,513,693

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	April 2,	April 3,
	2006	2005
OPERATING ACTIVITIES:
Net earnings	$301,472	$245,135
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	198,633	179,857
Provision for impairments and asset retirements	9,153	6,554
Deferred income taxes, net	(57,131)	(20,946)
Equity in income of investees	(24,807)	(15,947)
Distributions from equity investees	16,393	11,287
Stock-based compensation	51,297	-
Tax benefit from exercise of stock options	520	88,781
Excess tax benefit from exercise of stock options	(54,872)	-
Net amortization of premium on securities	1,209	7,112
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	91,975	18,894
Accounts payable	8,270	(20,350)
Accrued compensation and related costs	50,099	(5,488)
Accrued taxes	76,716	12,322
Deferred revenue	58,250	47,061
Other operating assets and liabilities	34,815	23,272

Net cash provided by operating activities	761,992	577,544

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(356,681)	(582,992)
Maturity of available-for-sale securities	127,604	362,666
Sale of available-for-sale securities	154,250	196,395
Acquisitions, net of cash acquired	(90,219)	(11,282)
Net (purchases)/sales of equity, other investments and other assets	(19,103)	12,676
Net additions to property, plant and equipment	(310,331)	(311,454)

Net cash used by investing activities	(494,480)	(333,991)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,618	121,534
Excess tax benefit from exercise of stock options	54,872	-
Net repayments of revolving credit facility	(182,000)	-
Repurchase of common stock	(204,186)	(334,749)
Principal payments on long-term debt	(372)	(366)

Net cash used by financing activities	(240,068)	(213,581)

Effect of exchange rate changes on cash and cash equivalents	1,418	2,117

Net increase in cash and cash equivalents	28,862	32,089

CASH AND CASH EQUIVALENTS:
Beginning of period	173,809	145,053

End of the period	$202,671	$177,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the 26 weeks ended:
Interest	$4,444	$108
Income taxes	$167,286	$68,523
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 26 Weeks Ended April 2, 2006, and April 3, 2005
Note 1: Financial Statement Preparation
The unaudited consolidated financial statements as of April 2, 2006, and for the 13-week and 26-week periods ended April 2, 2006, and April 3, 2005, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week and 26-week periods ended April 2, 2006, and April 3, 2005, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The results of operations for the 13-week and 26-week periods ended April 2, 2006, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2006.
Note 2: Business Acquisitions
In January 2006, Starbucks increased its equity ownership to 100% in its operations in Hawaii and Puerto Rico. Previously the Company owned 5% of both Coffee Partners Hawaii and Cafe´ del Caribe in Puerto Rico. Because Coffee Partners Hawaii was a general partnership, the equity method of accounting was previously applied. Retroactive application of the equity method of accounting for the Puerto Rico investment, which was previously accounted for under the cost method, resulted in a reduction of retained earnings of $0.5 million as of April 2, 2006 for the cumulative effect of the accounting change. Previously reported earnings per share amounts were not impacted as a result of this acquisition.
As shown in the tables below, the cumulative effect of the accounting change for financial results previously reported under the cost method and as restated in this Report under the equity method resulted in reductions of net earnings of $34 thousand for the 13 weeks ended January 1, 2006, and $97 thousand for the fiscal year ended October 2, 2005 (in thousands):

Jan 1, 2006
Fiscal quarter ended	(13 Weeks)
Net earnings, as previously reported	$174,190
Effect of change to equity method	(34)

Net earnings, as restated for Puerto Rico acquisition	$174,156

The following table summarizes the effects of the investment accounting change on net earnings for the periods indicated (in thousands):

	Jan 2, 2005	Apr 3, 2005	Jul 3, 2005	Oct 2, 2005	Oct 2, 2005
Fiscal period ended	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
Net earnings, as previously reported	$144,710	$100,482	$125,528	$123,747	$494,467
Effect of change to equity method	(36)	(21)	(15)	(25)	(97)

Net earnings, as restated for Puerto Rico acquisition	$144,674	$100,461	$125,513	$123,722	$494,370

Note 3: Summary of Significant Accounting Policies
Accounting for Stock-Based Compensation
The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. The Company also has employee stock purchase plans (“ESPP”).
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
Total stock-based compensation expense recognized in the consolidated statement of earnings for the 13 weeks ended April 2, 2006, was $27.8 million before income taxes and consisted of stock option and ESPP expense of $25.4 million and $2.4 million, respectively. Total stock-based compensation expense recognized in the consolidated statement of earnings for the 26 weeks ended April 2, 2006, was $50.6 million before income taxes and consisted of stock option and ESPP expense of $45.9 million and $4.7 million, respectively. The related total tax benefit was $9.6 million and $17.3 million for the 13 weeks and 26 weeks ended April 2, 2006, respectively. Capitalized stock-based compensation at April 2, 2006 was $0.8 million, and was included in property, plant and equipment, and inventory on the consolidated balance sheet.
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
For option grants made in November 2003 and thereafter, the Company may provide for immediate vesting upon retirement for optionees who have attained at least 10 years of service and are age 55 or older. Prior to adoption of SFAS 123R, the Company amortized the expense over the related vesting period with acceleration of expense upon retirement. With the adoption of SFAS 123R, the accounting treatment for retirement features changed. Expense for awards made prior to adoption of SFAS 123R is still amortized over the vesting period until retirement, at which point any remaining unrecognized expense is immediately recognized. For awards made on or after October 3, 2005, the related expense is recognized either from grant date through the date the employee reaches the years of service and age requirements, or from grant date through the stated vesting period, whichever is shorter.
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except earnings per share) :

	13 Weeks Ended	26 Weeks Ended
	April 3,	April 3,
	2005	2005
Net earnings	$100,461	$245,135
Deduct: stock-based compensation expense determined under fair value method, net of tax	(15,983)	(28,057)

Pro forma net income	$84,478	$217,078

Earnings per share:
Basic — as reported	$0.13	$0.31
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.02)	(0.04)

Basic — pro forma	$0.11	$0.27

Diluted — as reported	$0.12	$0.30
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.02)	(0.04)

Diluted — pro forma	$0.10	$0.26

Disclosures for the period ended April 2, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value of stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions for the 13 weeks ended April 2, 2006 and April 3, 2005:

	Employee Stock Options		ESPP
		April 3,		April 3,
	April 2,	2005	April 2,	2005
13 Weeks Ended	2006	(Pro forma)	2006	(Pro forma)
Expected term (in years)	4.4	4.1	0.25 – 3.0	0.25 – 3.0
Expected stock price volatility	28%	29%	25% – 50%	30% – 58%
Risk-free interest rate	4.6%	3.3%	2.3% – 4.6%	2.7% – 2.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$10.86	$7.29	$6.18	$5.46
The fair value of stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the 26 weeks ended April 2, 2006 and April 3, 2005:

	Employee Stock Options		ESPP
		April 3,		April 3,
	April 2,	2005	April 2,	2005
26 Weeks Ended	2006	(Pro forma)	2006	(Pro forma)
Expected term (in years)	4.4	3.7	0.25 – 3.0	0.25 – 3.0
Expected stock price volatility	29%	34%	22% – 50%	20% – 58%
Risk-free interest rate	4.4%	3.6%	2.3% – 4.6%	1.9% – 2.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$9.54	$8.25	$5.68	$4.99
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
The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately. See Note 9 for additional details.
Stored Value Cards
Revenues from the Company’s stored value cards, such as the Starbucks Card, are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in “Deferred revenue” on the consolidated balance sheets. There are no expiration dates on the Company’s stored value cards, and Starbucks does not charge any service fees that cause a decrement to customer balances.
While the Company will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of earnings in “Income and other income, net.” For the 13 weeks and 26 weeks ended April 2, 2006, income recognized on unredeemed stored value card balances was $1.1 million and $2.3 million, respectively. There was no income recognized on unredeemed stored value card balances during the 13 weeks or 26 weeks ended April 3, 2005.
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
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. As of April 2, 2006, the Company has not made an election to repatriate earnings under this provision. The Company may or may not elect to repatriate earnings in fiscal 2006. Earnings under consideration for repatriation range from $0 to $75 million and the related income tax effects range from $0 to $5 million. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.
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
The Company had accumulated net derivative losses of $3.2 million, net of taxes, in other comprehensive income as of April 2, 2006, related to cash flow hedges. Of this amount, $2.4 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. No cash flow hedges were discontinued during the 13-week or 26-week periods ended April 2, 2006, and April 3, 2005. Current contracts will expire within 30 months.
Net Investment Hedges
Net investment derivative instruments hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. to minimize foreign currency exposure to fluctuations in the Japanese yen. The Company applies the spot-to-spot method for these forward foreign exchange contracts, and under this method the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in other comprehensive income. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into earnings in “Interest and other income, net.” The Company had accumulated net derivative losses of $2.0 million, net of taxes, in other comprehensive income as of April 2, 2006, related to net investment derivative hedges. Current contracts expire within 25 months.

The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005
Cash flow hedges:
Reclassified gains/(losses) into total net revenues	$451	$(351)	$872	$(763)
Reclassified losses into cost of sales	(1,932)	(1,135)	(3,568)	(2,184)

Net reclassified losses — cash flow hedges	(1,481)	(1,486)	(2,696)	(2,947)
Net reclassified gains — net investment hedges	576	46	999	210

Total	$(905)	$(1,440)	$(1,697)	$(2,737)

Note 5: Inventories
Inventories consist of the following (in thousands):

	April 2,	October 2,	April 3,
	2006	2005	2005
Coffee:
Unroasted	$245,117	$319,745	$222,896
Roasted	63,486	56,231	41,099
Other merchandise held for sale	79,250	109,094	78,733
Packaging and other supplies	68,842	61,229	63,345

Total	$456,695	$546,299	$406,073

The Company had committed to fixed-price purchase contracts for green coffee totaling $424 million and $333 million as of April 2, 2006 and April 3, 2005, respectively. The Company believes, based on relationships established with its suppliers in the past, the risk of nondelivery on such purchase commitments is remote.
Note 6: Property, Plant, and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	April 2,	October 2,
	2006	2005
Land	$17,247	$13,833
Buildings	72,612	68,180
Leasehold improvements	2,154,957	1,947,963
Store equipment	715,680	646,792
Roasting equipment	178,206	168,934
Furniture, fixtures and other	503,415	476,372

	3,642,117	3,322,074
Less: accumulated depreciation and amortization	(1,791,828)	(1,625,564)

	1,850,289	1,696,510
Work in progress	113,412	145,509

Property, plant and equipment, net	$1,963,701	$1,842,019

Note 7: Short-term Borrowings
As of April 2, 2006 the Company had $95 million outstanding under its revolving credit facility, which was entered into in August 2005, as well as an outstanding letter of credit of $11.9 million. As of October 2, 2005, the Company had $277 million outstanding, with no outstanding letters of credit. During the 26-weeks ended April 2, 2006, the Company had additional borrowings of $178 million under the credit facility and made principal repayments of $360 million. Interest expense on the Company’s short-term borrowings for the 13 weeks and 26 weeks ended April 2, 2006 was $1.4 million and $4.0 million, respectively. The weighted average contractual interest rates at April 2, 2006 and October 2, 2005 were 5.0% and 4.0%, respectively. The credit facility contains provisions that require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of April 2, 2006 and October 2, 2005, the Company was in compliance with each of these covenants.
Note 8: Shareholders’ Equity
Under the Company’s authorized share repurchase program, Starbucks acquired 6.1 million shares at an average price of $29.00 for a total amount of $178 million during the 26-week period ended April 2, 2006. Starbucks acquired 13.1 million shares at an average price of $25.56 for a total amount of $335 million during the 26-week period ended April 3, 2005. As of April 2, 2006, the Company had 16.0 million additional shares authorized for repurchase. Share repurchases were funded through cash, cash equivalents, available-for-sale securities and borrowings under the revolving credit facility and were part of the Company’s active capital management program.
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
Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005
Net earnings	$127,316	$100,461	$301,472	$245,135

Unrealized holding gains/(losses) on cash flow hedging instruments	570	1,045	(698)	(3,020)
Unrealized holding gains/(losses) on net investment hedging instruments	(93)	1,185	1,244	(926)
Unrealized holding gains/(losses) on available-for-sale securities	911	(1,055)	867	(1,342)
Reclassification adjustment for losses realized in net earnings	922	1,257	2,022	1,803

Net unrealized gains/(losses)	2,310	2,432	3,435	(3,485)
Translation adjustment	5,450	(12,910)	1,830	16,266

Total comprehensive income	$135,076	$89,983	$306,737	$257,916

The favorable translation adjustment change for the 13-week period ended April 2, 2006, of $5.4 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the euro, British pound sterling and Korean won. The unfavorable translation adjustment change for the 13-week period ended April 3, 2005, of $12.9 million was primarily due to the strengthening of the U.S. dollar against several currencies, such as the euro, Japanese yen and British pound sterling.
The favorable translation adjustment change for the 26-week period ended April 2, 2006, of $1.8 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the Korean won, Taiwan dollar and Chinese renminbi, partially offset by the strengthening of the U.S. dollar against the Japanese yen. The favorable translation adjustment change for the 26-week period ended April 3, 2005, of $16.3 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the British pound sterling, Japanese yen, euro and Canadian dollar.
The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	April 2,	October 2,
	2006	2005
Net unrealized holding gains/(losses) on available-for-sale securities	$222	$(651)
Net unrealized holding losses on hedging instruments	(5,224)	(7,786)
Translation adjustment	31,181	29,351

Accumulated other comprehensive income	$26,179	$20,914

Note 9: Stock-Based Compensation
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
A summary of the Company’s stock option activity during the 26 weeks ended April 2, 2006 is presented in the following table:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price per	Remaining	Value
	Options	Share	Contractual Life	(in thousands)
Outstanding, October 2, 2005	72,458,906	$13.22	6.3	$857,319

Granted	12,924,332	30.37
Exercised	(7,147,282)	10.16
Cancelled	(1,818,944)	23.68

Outstanding, April 2, 2006	76,417,012	16.16	6.4	1,640,797

Exercisable, April 2, 2006	45,351,971	10.27	4.9	1,240,751
The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price of $37.63 as of the last business day of the period ended April 2, 2006, which would have been received by the optionees had all options been exercised on that date. As of April 2, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $118 million, which is expected to be recognized over a weighted average period of approximately 24 months. During the 26 weeks ended April 2, 2006, the total intrinsic value of stock options exercised was $155.3 million. During the 26 weeks ended April 2, 2006, the total fair value of options vested was $9.3 million.
The Company issues new shares of common stock upon exercise of stock options.
As of April 2, 2006, there were 61.4 million shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of April 2, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$3.96 — $6.56	15,960,151	2.0	$ 5.00	15,960,151	$ 5.00
6.64 — 10.32	17,356,628	5.7	9.42	15,560,927	9.32
10.38 — 15.23	16,030,161	7.2	14.16	9,909,122	13.78
15.76 — 27.32	14,328,780	8.6	26.35	3,764,838	26.55
27.58 — 36.51	12,741,292	9.6	30.37	156,933	28.83

	76,417,012	6.4	16.16	45,351,971	10.27

Employee Stock Purchase Plans
The Company has an employee stock purchase plan allowing eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each quarterly offering period for each calendar year). The total number of shares issuable under the plan is 32.0 million. There were 795,468 shares issued under the plan during the 26 weeks ended April 2, 2006 at an average price of $23.62. Since inception of the plan, 15.6 million shares have been purchased, leaving 16.4 million shares available for future issuance.
Starbucks has an additional employee stock purchase plan in the United Kingdom that allows eligible U.K. employees to save toward the purchase of the Company’s common stock. Under the Save-As-You-Earn (“SAYE”) plan the employee’s purchase price is 85% of the fair value of the stock on the first business day of a three-year offering period. The total number of shares issuable under the plan is 1.2 million. There were 29,382 shares issued under the plan during the 26 weeks ended April 2, 2006 at $8.84, and 1.1 million shares remain available for future issuance. During fiscal 2004, the Company suspended future offerings under this plan. The last offering was made in December 2002 and matured in February 2006.
A new employee stock purchase plan, the U.K. Share Incentive Plan, was introduced during fiscal 2004 to replace the SAYE plan. It allows eligible U.K. employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company will award one matching share for each six shares purchased under the plan. The total number of shares issuable under the plan is 1.4 million. There were 5,948 shares issued under the plan during the 26 weeks ended April 2, 2006 at $24.91. As of April 2, 2006, 1.38 million shares were available for future issuance.

Note 10: Earnings Per Share
The following table represents the calculation of net earnings per common share – basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005
Net earnings	$127,316	$100,461	$301,472	$245,135
Weighted average common shares and common stock units outstanding (for basic calculation)	767,445	801,926	767,250	801,480
Dilutive effect of outstanding common stock options	27,168	26,136	26,686	27,872

Weighted average common and common equivalent shares outstanding (for diluted calculation)	794,613	828,062	793,936	829,352

Net earnings per common share — basic	$0.17	$0.13	$0.39	$0.31
Net earnings per common and common equivalent share — diluted	$0.16	$0.12	$0.38	$0.30
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. For the 13-week period ended April 2, 2006, antidilutive options totaled 12.0 million, and for the 13-week period ended April 3, 2005, totaled 13.6 million. For the 26-week period ended April 2, 2006, antidilutive options totaled 10.1 million, and for the 26-week period ended April 3, 2005, totaled 10.3 million.
Note 11: Commitments and Contingencies
Guarantees
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of April 2, 2006, the maximum amount of the guarantees was approximately $6.7 million. Because there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
Starbucks has commitments under which it has unconditionally guaranteed its proportionate share, or 50%, of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure is approximately $6.9 million, excluding interest and other related costs and the majority of these commitments expire in 2007 and 2011. As of April 2, 2006, the Company recorded $2.8 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.
Product Warranties
Coffee brewing and espresso equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 26-week period ended April 2, 2006.
Legal Proceedings
On June 3, 2004, two then-current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA, and that each manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain a manager thereafter. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the three years before the suit was filed. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case is in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and that a loss in this case is unlikely. Due to the early status of this case, the Company cannot estimate the possible loss to the Company, if any. Trial is currently set for early 2007. The Company intends to vigorously defend the lawsuit.
On March 11, 2005, a former employee of the Company filed a lawsuit, entitled James Falcon v. Starbucks Corporation and Does 1 through 100, in the U.S. District Court for the Southern District of Texas claiming that the Company violated requirements of the FLSA. Specifically, the plaintiff claims that the Company misclassified its retail assistant store managers as exempt from the overtime provisions of the FLSA and that each assistant manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain an assistant manager thereafter. On August 18, 2005, the plaintiff amended his complaint to include allegations that he and other retail assistant store managers were not paid overtime compensation for all hours worked in excess of 40 hours in a work week after they were re-classified as non-exempt employees in September 2002. In both claims, Plaintiff seeks to represent himself and a putative class of all current and former assistant store managers employed by the Company in the United States from March 11, 2002 until the present. He also seeks, on behalf of himself and the class, reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, injunctive relief, and attorney’s fees and costs. On September 13, 2005, the plaintiff filed a motion for conditional collective action treatment and court-supervised notice to all putative class members under the opt-in procedures in section 16(b) of the FLSA. On November 29, 2005, the court entered an order authorizing notice to the class of the existence of the lawsuit and their opportunity to join as plaintiffs. The Company has a policy requiring that all non-exempt partners, including assistant store managers, be paid for all hours worked, including any hours worked in excess of 40 per week. The Company also believes that this policy is, and at all relevant times has been, communicated and followed consistently. Further, the Company believes that the plaintiff and other assistant store managers were properly classified as exempt under the FLSA prior to September 2002. At this early stage of the case, the Company cannot estimate the possible loss to the Company, if any, and believes that a loss in this case is unlikely. No trial date has been set. The Company intends to vigorously defend the lawsuit.
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On March 30, 2006, the Court issued an order certifying the case as a class action, with the plaintiff representing a class of all persons employed as baristas in the state of California since October 8, 2000. The size of the class has yet to be determined. Due to the early status of this case, the Company cannot estimate the possible loss to the Company, if any. The Company believes its practices comply with California law, and the Company intends to vigorously defend the lawsuit. There has been no trial date set in the case.
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

Note 12: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United		Unallocated
13 Weeks Ended	States(1)	International(1)	Corporate(2)	Total

April 2, 2006
Total net revenues	$1,570,496	$315,326	$-	$1,885,822
Earnings/(loss) before income taxes	266,314	22,728	(84,085)	204,957
Depreciation and amortization expenses	69,102	16,745	8,661	94,508
Income from equity investees	10,761	9,224	-	19,985
Provision for impairments and asset retirements	1,870	3,684	(150)	5,404

April 3, 2005
Total net revenues	$1,276,418	$242,298	$-	$1,518,716
Earnings/(loss) before income taxes	195,941	17,408	(52,057)	161,292
Depreciation and amortization expenses	64,819	14,128	8,825	87,772
Income from equity investees	8,564	7,730	-	16,294
Provision for impairments and asset retirements	1,271	1,501	1,389	4,161

	United		Unallocated
26 Weeks Ended	States(1)	International(1)	Corporate(2)	Total

April 2, 2006
Total net revenues	$3,191,077	$628,837	$-	$3,819,914
Earnings/(loss) before income taxes	605,625	58,299	(178,772)	485,152
Depreciation and amortization expenses	136,820	31,754	17,222	185,796
Income from equity investees	22,460	17,245	-	39,705
Provision for impairments and asset retirements	3,912	5,256	(15)	9,153

April 3, 2005
Total net revenues	$2,615,191	$493,069	$-	$3,108,260
Earnings/(loss) before income taxes	461,473	37,129	(105,033)	393,569
Depreciation and amortization expenses	122,154	27,217	16,960	166,331
Income from equity investees	17,272	11,833	-	29,105
Provision for impairments and asset retirements	3,350	1,815	1,389	6,554

(1)	For purposes of internal management and segment reporting, Company-operated operations in Hawaii and Puerto Rico are included in the International segment to conform to the organizational alignment of the Company.

(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and certain amounts included in “Interest and other income, net” on the consolidated statements of earnings.
The table below represents information by geographic area (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005
Net revenues from external customers:
United States	$1,587,249	$1,279,019	$3,212,116	$2,620,721
Foreign countries	298,573	239,697	607,798	487,539

Total	$1,885,822	$1,518,716	$3,819,914	$3,108,260

No customer accounts for 10% or more of the Company’s revenues. Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 76% of foreign net revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s revenue, comparable store sales and net earnings growth, effective tax rate, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission (“SEC”), including the Item 1A. “Risks Factors” section of the Starbucks Annual Report on Form 10-K for the fiscal year ended October 2, 2005.
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
Management Overview
During both the 13 weeks and 26 weeks ended April 2, 2006, the Company’s focus on execution in all areas of its business, from U.S. and International Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance. Management believes that its ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks quarterly and year to date fiscal 2006 performance reflects the Company’s continuing commitment to achieving this balance.
The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in support of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. Starbucks opened 984 new stores in the first half of fiscal 2006 and expects to open at least 1,800 new stores during fiscal 2006. With a presence today in 37 countries, serving more than 40 million customers per week, management continues to believe that the Company’s long-term goal of 15,000 Starbucks retail locations throughout the United States and at least 15,000 stores in International markets is achievable.
In addition to opening new retail stores, Starbucks is targeting to increase revenues generated at new and existing Company-operated stores by attracting new customers and increasing the frequency of visits by current customers. The strategy is to increase first year average store sales and comparable store sales by continuously improving the level of customer service, introducing innovative products and improving service with speed through training, technology and process improvement.
In licensed retail operations, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores. Internationally, the Company’s strategy is to selectively increase its equity stake in licensed international operations as these markets develop. In January 2006, the Company increased its equity ownership from 5% to 100% in its operations in Hawaii and Puerto Rico.
The combination of more retail stores, comparable store sales growth of 10% and growth in other business channels in both the U.S. and International operating segments resulted in a 24% increase in total net revenues for the 13 weeks ended April 2, 2006, compared to the same period of fiscal 2005. The Company’s three to five year revenue growth target is approximately 20%. Comparable store sales growth for the remainder of fiscal 2006 is expected to be in the range of 3% to 7%, with monthly anomalies.
Because additional U.S. and International retail stores continue to leverage existing support organizations and facilities, the

Company’s infrastructure can be expanded more slowly than the rate of revenue growth and generate margin improvement. For the 13 weeks ended April 2, 2006, operating income as a percentage of total net revenues increased to 10.7% from 10.4% in the same period of fiscal 2005, primarily due to lower cost of sales including occupancy costs, offset in part by higher general and administrative expenses. For the 26 weeks ended April 2, 2006, operating income as a percentage of total net revenues increased to 12.6% from 12.4% in the same period of fiscal 2005, primarily due to lower cost of sales including occupancy costs, and depreciation and amortization expense, partially offset by higher general and administrative expenses. Net earnings increased by 27% and 23% during the 13 weeks and 26 weeks ended April 2, 2006, respectively. Reported margin and net earnings increases include the expense for stock-based compensation in the 13 weeks and 26 weeks ended April 2, 2006, while stock-based compensation expense was not included in the Company’s consolidated financial results in fiscal 2005.
Results of Operations for the 13 Weeks Ended April 2, 2006 and April 3, 2005
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	13 Weeks Ended			13 Weeks Ended
	April 2,	April 3,	%	April 2,	April 3,
	2006	2005	Change	2006	2005

STATEMENTS OF EARNINGS DATA
				As a % of total net revenues
Net revenues:
Company-operated retail	$1,599,844	$1,283,947	24.6%	84.8%	84.5%
Specialty:
Licensing	202,354	161,292	25.5%	10.7	10.6
Foodservice and other	83,624	73,477	13.8%	4.5	4.9

Total specialty	285,978	234,769	21.8%	15.2	15.5

Total net revenues	1,885,822	1,518,716	24.2%	100.0	100.0

Cost of sales including occupancy costs	760,873	628,740		40.3	41.4
Store operating expenses (1)	665,273	532,944		35.4	35.1
Other operating expenses (2)	63,648	46,347		3.4	3.0
Depreciation and amortization expenses	94,508	87,772		5.0	5.8
General and administrative expenses	119,611	81,929		6.3	5.4

Subtotal operating expenses	1,703,913	1,377,732	23.7%	90.4	90.7
Income from equity investees	19,985	16,294		1.1	1.1

Operating income	201,894	157,278	28.4%	10.7	10.4
Interest and other income, net	3,063	4,014		0.2	0.2

Earnings before income taxes	204,957	161,292	27.1%	10.9	10.6
Income taxes	77,641	60,831		4.1	4.0

Net earnings	$127,316	$100,461	26.7%	6.8%	6.6%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 41.6% for the 13 weeks ended April 2, 2006, and 41.5% for the 13 weeks ended April 3, 2005.
(2)	As a percentage of related total specialty revenues, other operating expenses were 22.3% for the 13 weeks ended April 2, 2006, and 19.7% for the 13 weeks ended April 3, 2005.
Net revenues for the 13 weeks ended April 2, 2006, increased 24% to $1.9 billion from $1.5 billion for the corresponding period of fiscal 2005, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2006 compared to fiscal 2005.
During the 13-week period ended April 2, 2006, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 25% to $1.6 billion for the 13 weeks ended April 2, 2006, from $1.3 billion for the same period in fiscal 2005. The increase was primarily attributable to the opening of 874 new Company-operated retail stores in the last 12 months and comparable store sales growth of 10% for the 13 weeks ended April 2, 2006. The increase in comparable store sales was due to an 8% increase in the number of customer transactions and a 2% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved service with speed through enhanced technology, training and execution at retail stores.
The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as “Specialty Operations.” Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 22% to $286 million for the 13 weeks ended April 2, 2006, compared to $235 million for the corresponding period of fiscal 2005.

Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club, and certain other branded-product licensed operations, increased 25% to $202 million primarily due to higher product sales and royalty revenues from the opening of 1,090 new licensed retail stores in the last 12 months and growth in the licensed grocery and warehouse club business.
Foodservice and other revenues increased 14% to $84 million for the 13 weeks ended April 2, 2006, from $73 million for the corresponding period of fiscal 2005. The increase was primarily due to growth in the U.S. foodservice business.
Cost of sales including occupancy costs decreased to 40.3% of total net revenues for the 13 weeks ended April 2, 2006, compared to 41.4% in the corresponding 13-week period of fiscal 2005. This improvement was primarily due to fixed rent costs in the current year being distributed over an expanded revenue base, as well as higher occupancy costs in the prior year resulting from intensified store maintenance activities. These favorable items, together with other lesser improvements, offset higher green coffee costs in the second quarter.
Store operating expenses as a percentage of Company-operated retail revenues increased slightly to 41.6% for the 13 weeks ended April 2, 2006, from 41.5% for the corresponding period of fiscal 2005, primarily due to higher payroll-related expenditures for incentive compensation based on the Company’s strong operating results in fiscal 2006 and the recognition of stock-based compensation expense. This increase was partially offset by higher costs in the prior year associated with the North American leadership conference held for retail management employees, as well as leverage gained from higher retail revenues. Regional leadership conferences in fiscal 2006 will be held during the Company’s third fiscal quarter.
Other operating expenses (expenses associated with the Company’s specialty operations) increased to 22.3% of total specialty revenues for the 13 weeks ended April 2, 2006, compared to 19.7% in the corresponding period of fiscal 2005. The increase was primarily due to the recognition of stock-based compensation expense, as well as higher payroll-related expenditures to support the expansion of U.S. and International licensed retail store businesses.
Depreciation and amortization expenses increased to $95 million for the 13 weeks ended April 2, 2006, compared to $88 million for the corresponding period of fiscal 2005. The increase was primarily due to the opening of 874 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 5.0% for the 13 weeks ended April 2, 2006, from 5.8% for the corresponding 13-week period of fiscal 2005.
General and administrative expenses increased to $120 million for the 13 weeks ended April 2, 2006, compared to $82 million for the corresponding period of fiscal 2005. The increase was primarily due to higher payroll-related expenditures from stock-based compensation, additional employees to support continued global growth and higher provisions for incentive compensation based on the Company’s strong operating results in fiscal 2006. As a percentage of total net revenues, general and administrative expenses increased to 6.3% for the 13 weeks ended April 2, 2006, from 5.4% for the corresponding period of fiscal 2005.
Income from equity investees increased 23% to $20 million for the 13 weeks ended April 2, 2006, compared to $16 million for the corresponding period of fiscal 2005. The increase was primarily due to volume-driven results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and improved results from international investees primarily as a result of additional licensed retail stores.
Operating income increased 28% to $202 million for the 13 weeks ended April 2, 2006, compared to $157 million for the corresponding 13-week period of fiscal 2005. Operating margin increased to 10.7% of total net revenues for the 13 weeks ended April 2, 2006, compared to 10.4% for the corresponding period of fiscal 2005, primarily due to lower cost of sales including occupancy costs, offset in part by higher general and administrative expenses.
Interest and other income decreased to $3.1 million for the 13 weeks ended April 2, 2006, compared to $4.0 million in the corresponding 13-week period of fiscal 2005, primarily due to lower interest income as well as interest expense recognized on borrowings under the Company’s revolving credit facility, which was entered into in August of 2005. These were offset in part by higher realized gains from investment activity.
Income taxes for the 13 weeks ended April 2, 2006 resulted in an effective tax rate of 37.9%, compared to 37.7% in the corresponding period of fiscal 2005. The Company currently estimates that its effective tax rate for fiscal year 2006 will approximate 38%, with quarterly variations.

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The tables below present operating segment results net of intersegment eliminations for the 13 weeks ended April 2, 2006 and April 3, 2005 (in thousands):

	13 Weeks Ended			13 Weeks Ended
	April 2,	April 3,	%	April 2,		April 3,
	2006	2005	Change	2006		2005

				As a % of U.S. total net
United States				revenues

Net revenues:
Company-operated retail	$1,338,118	$1,084,737	23.4%	85.2%		85.0%
Specialty:
Licensing	155,794	124,136	25.5%	9.9%		9.7%
Foodservice and other	76,584	67,545	13.4%	4.9%		5.3%

Total specialty	232,378	191,681	21.2%	14.8%		15.0%

Total net revenues	1,570,496	1,276,418	23.0%	100.0%		100.0%

Cost of sales including occupancy costs	609,168	504,076		38.8%		39.5%
Store operating expenses	562,429	456,838		42.0	%(1)	42.1	%(1)
Other operating expenses	51,439	38,841		22.1	%(2)	20.3	%(2)
Depreciation and amortization expenses	69,102	64,819		4.4%		5.1%
General and administrative expenses	23,201	24,350		1.5%		1.9%

Income from equity investees	10,761	8,564		0.7%		0.7%

Operating income	$265,918	$196,058	35.6%	16.9%		15.4%

				As a % of International
International				total net revenues

Net revenues:
Company-operated retail	$261,726	$199,210	31.4%	83.0%		82.2%
Specialty:
Licensing	46,560	37,156	25.3%	14.8%		15.3%
Foodservice and other	7,040	5,932	18.7%	2.2%		2.5%

Total specialty	53,600	43,088	24.4%	17.0%		17.8%

Total net revenues	315,326	242,298	30.1%	100.0%		100.0%

Cost of sales including occupancy costs	151,705	124,664		48.1%		51.5%
Store operating expenses	102,844	76,106		39.3	% (1)	38.2	% (1)
Other operating expenses	12,209	7,506		22.8	% (2)	17.4	% (2)
Depreciation and amortization expenses	16,745	14,128		5.3%		5.8%
General and administrative expenses	18,570	10,216		5.9%		4.2%

Income from equity investees	9,224	7,730		2.9%		3.2%

Operating income	$22,477	$17,408	29.1%	7.1%		7.2%

			As a % of total net
Unallocated Corporate			revenues

Depreciation and amortization expenses	$8,661	$8,825	0.5%	0.6%
General and administrative expenses	77,840	47,363	4.1%	3.1%

Operating loss	$(86,501)	$(56,188)	(4.6)%	(3.7)%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

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
United States total net revenues increased by 23% to $1.6 billion for the 13 weeks ended April 2, 2006, compared to $1.3 billion for the corresponding period of fiscal 2005. United States Company-operated retail revenues increased 23% to $1.3 billion, primarily due to the opening of 660 new Company-operated retail stores in the last 12 months and comparable store sales growth of 10% for the quarter. The increase in comparable store sales was due to an 8% increase in the number of customer transactions and a 2% increase in the average value per transaction.
Total United States specialty revenues increased by 21% to $232 million for the 13 weeks ended April 2, 2006, compared to $192 million in the corresponding period of fiscal 2005. United States licensing revenues increased 26% to $156 million from $124 million in fiscal 2005, primarily due to higher product sales and royalty revenues as a result of opening 685 new licensed retail stores in the last 12 months and growth in the licensed grocery and warehouse club business. United States foodservice and other revenues increased to $77 million, or 13%, from $68 million in fiscal 2005, primarily due to growth in new and existing foodservice accounts.
United States operating income increased by 36% to $266 million for the 13 weeks ended April 2, 2006, from $196 million for the same period in fiscal 2005. Operating margin increased to 16.9% of related revenues from 15.4% in the corresponding period of fiscal 2005, primarily due to leverage gained from fixed costs, including occupancy, depreciation and general and administrative expenses, distributed over an expanded revenue base in the current year period, and to higher costs in the prior year period for intensified store maintenance activities in Company-operated retail stores.
International
International operations (“International”) sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United Kingdom, Canada, Thailand, Australia, Hawaii, Germany, Singapore, China, Puerto Rico, Chile and Ireland. Specialty Operations in International primarily include retail store licensing operations in 25 other countries and foodservice accounts in Canada and the United Kingdom. The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established areas of the business while at the same time investing in emerging markets and channels, such as China. Certain of these markets are in various early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.
International total net revenues increased by 30% to $315 million for the 13 weeks ended April 2, 2006, compared to $242 million for the corresponding period of fiscal 2005.
International Company-operated retail revenues increased by 31% to $262 million, primarily due to the opening of 214 new Company-operated retail stores in the last 12 months and comparable store sales growth of 9% for the quarter. The increase in comparable store sales resulted from a 7% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.
Total international specialty revenues increased by 24% to $54 million for the 13 weeks ended April 2, 2006, compared to $43 million in the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues from opening 405 licensed retail stores in the last 12 months and expansion of the Canadian grocery and warehouse club business.
International operating income increased by 29% to $22 million for the 13 weeks ended April 2, 2006, compared to $17 million in the corresponding period of fiscal 2005. Operating margin decreased slightly to 7.1% of related revenues from 7.2% in the corresponding period of fiscal 2005. This decrease was primarily due to higher general and administrative expenses and an increase in other operating expenses for expanding infrastructure to support global growth, as well as increased retail store operating expenses related to higher provisions for incentive compensation. These were partially offset by lower costs of sales including occupancy costs due to leverage gained from fixed costs distributed over an expanded revenue base, as well as improvements in the food program. The increased investment in the infrastructure necessary for the Company’s continued expansion in developing markets, such as China, is expected to be reflected in the International segment expenses and operating margin throughout the remainder of fiscal 2006.
Unallocated Corporate
Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $87 million for the 13 weeks ended April

2, 2006, compared to $56 million in the corresponding period of fiscal 2005, primarily due to higher payroll-related expenses from stock-based compensation, higher provisions for incentive compensation based on the Company’s strong operating results for the quarter and additional employees to support continued rapid global growth. Total unallocated corporate expenses as a percentage of total net revenues increased to 4.6% for the 13 weeks ended April 2, 2006, compared to 3.7% for the corresponding period of fiscal 2005.
Results of Operations for the 26 Weeks Ended April 2, 2006 and April 3, 2005
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	26 Weeks Ended			26 Weeks Ended
	April 2,	April 3,	%	April 2	April 3,
	2006	2005	Change	2006	2005

STATEMENTS OF EARNINGS DATA
				As a % of total net revenues

Net revenues:
Company-operated retail	$3,227,827	$2,642,608	22.2%	84.5%	85.0%
Specialty:
Licensing	421,504	318,505	32.3%	11.0	10.3
Foodservice and other	170,583	147,147	15.9%	4.5	4.7

Total specialty	592,087	465,652	27.2%	15.5	15.0

Total net revenues	3,819,914	3,108,260	22.9%	100.0	100.0

Cost of sales including occupancy costs	1,538,911	1,276,495		40.3	41.1
Store operating expenses (1)	1,287,439	1,053,950		33.6	33.8
Other operating expenses (2)	122,796	90,628		3.2	2.9
Depreciation and amortization expenses	185,796	166,331		4.9	5.4
General and administrative expenses	242,936	165,528		6.4	5.3

Subtotal operating expenses	3,377,878	2,752,932	22.7%	88.4	88.5
Income from equity investees	39,705	29,105		1.0	0.9

Operating income	481,741	384,433	25.3%	12.6	12.4
Interest and other income, net	3,411	9,136		0.1	0.3

Earnings before income taxes	485,152	393,569	23.3%	12.7	12.7
Income taxes	183,680	148,434		4.8	4.8

Net earnings	$301,472	$245,135	23.0%	7.9%	7.9%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 39.9% for both the 26 weeks ended April 2, 2006, and April 3, 2005.

(2)	As a percentage of related total specialty revenues, other operating expenses were 20.7% for the 26 weeks ended April 2, 2006, and 19.5% for the 26 weeks ended April 3, 2005.
Net revenues for the 26 weeks ended April 2, 2006, increased 23% to $3.8 billion from $3.1 billion for the corresponding period of fiscal 2005, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2006 compared to fiscal 2005.
During the 26-week period ended April 2, 2006, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $3.2 billion for the 26 weeks ended April 2, 2006, from $2.6 billion for the same period in fiscal 2005. The increase was primarily attributable to the opening of 874 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8% for the 26 weeks ended April 2, 2006. The increase in comparable store sales was due to a 6% increase in the number of customer transactions and a 2% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, a high level of customer satisfaction and improved service with speed through enhanced technology, training and execution at retail stores.
The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 27% to $592 million for the 26 weeks ended April 2, 2006, from $466 million for the corresponding period of fiscal 2005.
Licensing revenues, which are derived from retail store licensing arrangements, grocery, warehouse club, and certain other branded-product licensing operations, increased 32% to $422 million for the 26 weeks ended April 2, 2006, from $319 million for the corresponding period of fiscal 2005. The increase was primarily attributable to higher product sales and royalty revenues from the opening of 1,090 new licensed retail stores in the last 12 months and growth in the licensed grocery and warehouse club business.

Foodservice and other revenues increased 16% to $171 million for the 26 weeks ended April 2, 2006, from $147 million for the corresponding period of fiscal 2005. The increase was primarily attributable to the growth in new and existing U.S. and International foodservice accounts.
Cost of sales including occupancy costs decreased to 40.3% of total net revenues for the 26 weeks ended April 2, 2006, from 41.1% for the corresponding period of fiscal 2005, primarily due to fixed rent costs in fiscal 2006 being distributed over an expanded revenue base, as well as increased occupancy costs in fiscal 2005 resulting from intensified store maintenance activities. These favorable items, together with other lesser improvements, offset higher green coffee costs for the 26 weeks ended April 2, 2006.
Store operating expenses as a percentage of Company-operated retail revenues were 39.9% for both the 26 weeks ended April 2, 2006 and April 3, 2005. Increases due to higher payroll-related expenditures from higher provisions for incentive compensation based on the Company’s strong operating results in fiscal 2006 and the recognition of stock-based compensation expense were offset by higher costs in the prior year associated with the North American leadership conference held for retail management employees, as well as leverage gained from higher retail revenues. Regional leadership conferences in fiscal 2006 will be held during the Company’s third fiscal quarter.
Other operating expenses (expenses associated with the Company’s specialty operations) increased to 20.7% of total specialty revenues for the 26 weeks ended April 2, 2006, compared to 19.5% in the corresponding period of fiscal 2005. The increase was primarily due to the recognition of stock-based compensation expense, as well as higher payroll-related expenditures to support the expansion of U.S. and International licensed retail store businesses.
Depreciation and amortization expenses increased to $186 million for the 26 weeks ended April 2, 2006, compared to $166 million for the corresponding period of fiscal 2005. The increase was primarily due to the opening of 874 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 4.9% for the 26 weeks ended April 2, 2006, from 5.4% for the corresponding 26-week period of fiscal 2005.
General and administrative expenses increased to $243 million for the 26 weeks ended April 2, 2006, compared to $166 million for the corresponding period of fiscal 2005. The increase was primarily due to higher payroll-related expenditures from stock-based compensation and increased provisions for incentive compensation in fiscal 2006 based on the Company’s strong operating results, as well as increased charitable contributions. As a percentage of total net revenues, general and administrative expenses increased to 6.4% for the 26 weeks ended April 2, 2006 from 5.3% for the corresponding period of fiscal 2005.
Income from equity investees increased to $40 million for the 26 weeks ended April 2, 2006, compared to $29 million for the corresponding period of fiscal 2005. The increase was primarily due to volume-driven results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and improved results from international investees primarily as a result of new licensed retail store openings.
Operating income increased 25% to $482 million for the 26 weeks ended April 2, 2006, compared to $384 million for the corresponding 26-week period of fiscal 2005. Operating margin increased to 12.6% of total net revenues for the 26 weeks ended April 2, 2006, compared to 12.4% for the corresponding period of fiscal 2005, primarily due lower cost of sales including occupancy costs as well as depreciation and amortization expenses, partially offset by higher general and administrative expenses.
Interest and other income decreased to $3 million for the 26 weeks ended April 2, 2006, compared to $9 million in the corresponding period of fiscal 2005, primarily due to interest expense recognized on borrowings under the Company’s revolving credit facility, which was entered into in August of 2005.
Income taxes for the 26 weeks ended April 2, 2006 resulted in an effective tax rate of 37.9%, compared to 37.7% in the corresponding period of fiscal 2005. The Company currently estimates that its effective tax rate for fiscal year 2006 will approximate 38%, with quarterly variations.

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The tables below present operating segment results net of intersegment eliminations for the 26 weeks ended April 2, 2006 and April 3, 2005 (in thousands):

	26 Weeks Ended			26 Weeks Ended
	April 2,	April 3,	%	April 2,		April 3,
	2006	2005	Change	2006		2005

				As a % of U.S. total net
United States				revenues

Net revenues:
Company-operated retail	$2,708,805	$2,234,367	21.2%	84.9%		85.4%
Specialty:
Licensing	325,317	245,271	32.6%	10.2%		9.4%
Foodservice and other	156,955	135,553	15.8%	4.9%		5.2%

Total specialty	482,272	380,824	26.6%	15.1%		14.6%

Total net revenues	3,191,077	2,615,191	22.0%	100.0%		100.0%

Cost of sales including occupancy costs	1,237,531	1,025,789		38.8%		39.2%
Store operating expenses	1,091,204	900,899		40.3	%(1)	40.3	%(1)
Other operating expenses	98,581	75,944		20.4	%(2)	19.9	%(2)
Depreciation and amortization expenses	136,820	122,154		4.3%		4.7%
General and administrative expenses	44,734	45,973		1.4%		1.8%

Income from equity investees	22,460	17,272		0.7%		0.7%

Operating income	$604,667	$461,704	31.0%	18.9%		17.7%

				As a % of International
International				total net revenues

Net revenues:
Company-operated retail	$519,022	$408,241	27.1%	82.5%		82.8%
Specialty:
Licensing	96,187	73,234	31.3%	15.3%		14.9%
Foodservice and other	13,628	11,594	17.5%	2.2%		2.3%

Total specialty	109,815	84,828	29.5%	17.5%		17.2%

Total net revenues	628,837	493,069	27.5%	100.0%		100.0%

Cost of sales including occupancy costs	301,380	250,706		47.9%		50.8%
Store operating expenses	196,235	153,051		37.8	%(1)	37.5	%(1)
Other operating expenses	24,215	14,684		22.1	%(2)	17.3	%(2)
Depreciation and amortization expenses	31,754	27,217		5.0%		5.5%
General and administrative expenses	34,757	22,115		5.5%		4.5%

Income from equity investees	17,245	11,833		2.7%		2.4%

Operating income	$57,741	$37,129	55.5%	9.2%		7.5%

			As a % of total net
Unallocated Corporate			revenues

Depreciation and amortization expenses	$17,222	$16,960	0.4%	0.6%
General and administrative expenses	163,445	97,440	4.3%	3.1%

Operating loss	$(180,667)	$(114,400)	(4.7)%	(3.7)%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

United States
United States total net revenues increased by 22% to $3.2 billion for the 26 weeks ended April 2, 2006, compared to $2.6 billion for the corresponding period of fiscal 2005.
United States Company-operated retail revenues increased by 21% to $2.7 billion for the 26 weeks ended April 2, 2006, compared to $2.2 billion for the corresponding period of fiscal 2005, primarily due to the opening of 660 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8% for the 26 weeks ended April 2, 2006. The increase in comparable store sales was due to a 7% increase in the number of customer transactions and a 1% increase in the average value per transaction.
Total United States specialty revenues increased 27% to $482 million for the 26 weeks ended April 2, 2006, compared to $381 million in the corresponding period of fiscal 2005. United States licensing revenues increased 33% to $325 million, compared to $245 million for the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues as a result of opening 685 new licensed retail stores in the last 12 months and growth in the licensed grocery and warehouse club business. United States foodservice and other revenues increased 16% to $157 million from $136 million in fiscal 2005, primarily due to growth in new and existing foodservice accounts.
United States operating income increased by 31% to $605 million for the 26 weeks ended April 2, 2006, from $462 million for the same period in fiscal 2005. Operating margin increased to 18.9% of related revenues from 17.7% in the corresponding period of fiscal 2005, primarily due to leverage gained from fixed costs, including occupancy, depreciation and general and administrative expenses, distributed over an expanded revenue base in the current year period, and to higher costs in the prior year period for intensified store maintenance activities in Company-operated retail stores.
International
International total net revenues increased 28% to $629 million for the 26 weeks ended April 2, 2006, compared to $493 million for the corresponding period of fiscal 2005.
International Company-operated retail revenues increased 27% to $519 million for the 26 weeks ended April 2, 2006, compared to $408 million for the corresponding period for fiscal 2005, primarily due to the opening of 214 new Company-operated retail stores in the last 12 months and comparable store sales growth of 9% for the 26 weeks ended April 2, 2006, The increase in comparable store sales resulted from a 6% increase in the number of customer transactions coupled with a 3% increase in the average value per transaction.
Total International specialty revenues increased 29% to $110 million for the 26 weeks ended April 2, 2006, compared to $85 million in the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues from opening 405 new licensed retail stores in the last 12 months and revenues from the introduction of new ready-to-drink beverages in Japan, Taiwan and Korea.
International operating income increased 56% to $58 million for the 26 weeks ended April 2, 2006, from $37 million in the corresponding period of fiscal 2005. Operating margin increased to 9.2% of related revenues from 7.5% in the corresponding period of fiscal 2005, primarily due to lower costs of sales including occupancy costs due to leverage gained from fixed costs distributed over an expanded revenue base as well as improvements in the food program. These improvements were partially offset by higher general and administrative expenses due to higher payroll-related expenditures for additional employees for expanding infrastructure to support global growth, as well as the recognition of stock-based compensation expense.
Unallocated Corporate
Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $181 million for the 26 weeks ended April 2, 2006, compared to $114 million in the corresponding period of fiscal 2005. The increase was primarily due to higher payroll-related expenses from stock-based compensation, higher provisions for incentive compensation based on the Company’s strong operating results for fiscal 2006, and increased charitable contributions. Total unallocated corporate expenses as a percentage of total net revenues increased to 4.7% for the 26 weeks ended April 2, 2006 compared to 3.7% for the corresponding period of fiscal 2005.

Liquidity and Capital Resources
Components of the Company’s most liquid assets are as follows (in thousands):

	April 2,	October 2,
	2006	2005
Cash and cash equivalents	$202,671	$173,809
Short-term investments – available-for-sale securities	193,231	95,379
Short-term investments – trading securities	49,546	37,848
Long-term investments – available-for-sale securities	37,639	60,475

Total cash, cash equivalents and liquid investments	$483,087	$367,511

The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs. The $116 million increase in total cash and cash equivalents and liquid investments from October 2, 2005 to April 2, 2006, was primarily due to strong operating cash flows.
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
Other than normal operating expenses, cash requirements for the remainder of fiscal 2006 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as for additional share repurchases, if any. Management expects capital expenditures for fiscal 2006 to be in the range of $750 million to $775 million, primarily related to opening approximately 850 Company-operated stores on a global basis and remodeling certain existing stores. The capital expenditures also include costs related to expanding its corporate headquarters and enhancing its production capacity and information systems to support its future growth.
Cash provided by operating activities totaled $762 million for the 26 weeks ended April 2, 2006. Net earnings provided $301 million and non-cash depreciation and amortization expenses further increased operating activities by $199 million. In addition, a decrease in inventory due to holiday build-up and usage provided $92 million.
Cash used by investing activities for the 26 weeks ended April 2, 2006, totaled $494 million. Net capital additions to property, plant and equipment used $310 million, primarily from opening 433 new Company-operated retail stores for the 26 weeks ended April 2, 2006, and remodeling certain existing stores. Gross capital additions for the 26 weeks ended April 2, 2006 were $318 million and were offset by impairment provisions and foreign currency translation adjustments totaling $8 million. During the 26 weeks ended April 2, 2006, the Company used $90 million for acquisitions, net of cash acquired. In addition, the net activity in the Company’s portfolio of available-for-sale securities used $75 million for the 26 weeks ended April 2, 2006.
Cash used by financing activities for the 26 weeks ended April 2, 2006, totaled $240 million. Cash used to repurchase shares of the Company’s common stock totaled $204 million. This amount includes the effect of the net change in unsettled trades from October 2, 2005. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. The total remaining amount of shares authorized for repurchase as of April 2, 2006 was 16.0 million. The Company made net repayments under its revolving credit facility of $182 million during the 26 weeks ended April 2, 2006, which consisted of additional gross borrowings of $178 million offset by gross principal repayments of $360 million. Partially offsetting cash used for share repurchases and net repayments of the revolving credit facility were $92 million of proceeds from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.

Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the period
	13-week period		26-week period		Stores open as of
	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005	2006	2005
United States:
Company-operated stores	157	131	318	232	5,185	4,525
Licensed stores	132	98	330	241	2,765	2,080

	289	229	648	473	7,950	6,605

International:
Company-operated stores (1)	55	22	115	73	1,310	1,096
Licensed stores (1)	80	61	221	146	1,965	1,560

	135	83	336	219	3,275	2,656

Total	424	312	984	692	11,225	9,261

(1)	International store data has been adjusted for the 100% acquisition of the Hawaii and Puerto Rico operations by reclassifying historical information from Licensed stores to Company-operated stores.
Starbucks plans to open at least 1,800 new stores on a global basis in fiscal 2006. In the United States, Starbucks plans to open approximately 700 Company-operated locations and 600 licensed locations. In International markets, Starbucks plans to open approximately 150 Company-operated stores and 350 licensed stores.
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
Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of April 2, 2006, the maximum amount of the guarantees was approximately $6.7 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
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
Stock-Based Compensation
Starbucks accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings.
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
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company continues to evaluate the impact of the new Act to determine whether it will repatriate foreign earnings and the impact, if any, this pronouncement will have on its consolidated financial statements. As of April 2, 2006, the Company has not made an election to repatriate earnings under this provision. The Company may or may not elect to repatriate earnings in fiscal 2006. Earnings under consideration for repatriation range from $0 to $75 million and the related income tax effects range from $0 to $5 million. As provided in FSP 109-2, Starbucks has not adjusted its tax expense or deferred tax liability to reflect the repatriation provision.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
As of April 2, 2006, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as a hedge of its net investment in Starbucks Japan. These contracts expire within 30 months.
Based on the foreign exchange contracts outstanding as of April 2, 2006, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of April 2, 2006, would result in a reduced fair value of these derivative financial instruments of approximately $21.5 million, of which $15.2 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $20.1 million, of which $15.0 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.
There has been no material change in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2005 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (April 2, 2006).
During the second quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 1 of this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended April 2, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs(2)	or Programs(2)
Jan 2, 2006 — Jan 29, 2006	1,690,000	$31.06	1,690,000	16,100,182
Jan 30, 2006 — Feb 26, 2006	150,000	$31.48	150,000	15,950,182
Feb 27, 2006 — April 2, 2006	-	-	-	15,950,182

Total	1,840,000		1,840,000

(1)	Monthly information is presented by reference to the Company’s fiscal months during the second quarter of fiscal 2006.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock, as follows: 20 million shares announced on May 5, 2005 and 10 million shares announced on September 22, 2005. Shares remaining for repurchase relate to both authorizations. Neither of these authorizations has an expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of the Company held on February 8, 2006, the shareholders elected four Class 1 directors and two Class 2 directors to serve until the 2007 Annual Meeting of Shareholders and approved a management proposal to amend the Company’s Amended and Restated Articles of Incorporation to declassify the Board of Directors and establish annual elections, whereby all directors will stand for re-election annually. In addition, shareholders ratified the Audit and Compliance Committee of the Board’s selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for fiscal 2006. The terms of the other members of the Company’s Board of Directors, William W. Bradley, Gregory B. Maffei, Barbara Bass, Mellody Hobson, Olden Lee and Howard Schultz, continued after the Annual Meeting of Shareholders. As previously reported, Gregory B. Maffei resigned from the Company’s Board of Directors effective March 3, 2006. Javier G. Teruel, a Board member since September 2005, was appointed Chair of the Audit Committee on May 2, 2006, succeeding Gregory B. Maffei. The Company filed Amended and Restated Articles of Incorporation with the Washington Secretary of State after shareholders approved the management proposal to declassify the Board. As a result, all directors will stand for re-election at the 2007 Annual Meeting of Shareholders.
The table below shows the results of the shareholders’ voting:

	Votes in	Votes	Votes Withheld/
	Favor	Against	Abstentions
Election of Class 1 Directors:
Howard P. Behar	685,036,543	N/A	7,510,017
James G. Shennan, Jr.	673,171,515	N/A	19,375,045
Myron E. Ullman, III	684,149,146	N/A	8,397,414
Craig E. Weatherup	683,253,762	N/A	9,292,798
Election of Class 2 Directors:
James L. Donald	686,938,538	N/A	5,608,022
Javier G. Teruel	685,891,768	N/A	6,654,792

Approval of Management Proposal to Declassify the Board	681,477,832	6,406,294	4,662,434

Ratification of independent registered public accounting firm	686,308,735	1,788,437	4,449,388

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

3.1	Restated Articles of Incorporation of Starbucks Corporation	–	–	–	–	X
3.2	Amended and Restated Bylaws of Starbucks Corporation	–	–	–	–	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
May 12, 2006	By:	/s/ Michael Casey
Michael Casey
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

3.1	Restated Articles of Incorporation of Starbucks Corporation	–	–	–	–	X
3.2	Amended and Restated Bylaws of Starbucks Corporation	–	–	–	–	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X