Form 10-Q
period 2006-07-02
STARBUCKS CORP
filed 2006-08-11
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 9, 2006

Common Stock, par value $0.001 per share	756,066,639

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended July 2, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net revenues:
Company-operated retail	$1,660,977	$1,356,605	$4,888,804	$3,999,213
Specialty:
Licensing	216,267	170,330	637,771	488,835
Foodservice and other	86,429	74,864	257,012	222,011

Total specialty	302,696	245,194	894,783	710,846

Total net revenues	1,963,673	1,601,799	5,783,587	4,710,059

Cost of sales including occupancy costs	804,889	649,831	2,343,800	1,926,326
Store operating expenses	686,602	546,008	1,974,041	1,599,958
Other operating expenses	69,478	48,464	192,274	139,092
Depreciation and amortization expenses	98,539	85,363	284,335	251,694
General and administrative expenses	115,258	90,637	358,194	256,165

Subtotal operating expenses	1,774,766	1,420,303	5,152,644	4,173,235
Income from equity investees	25,666	18,074	65,371	47,179

Operating income	214,573	199,570	696,314	584,003
Interest and other income, net	5,028	3,235	8,439	12,371

Earnings before income taxes	219,601	202,805	704,753	596,374
Income taxes	74,103	77,292	257,783	225,726

Net earnings	$145,498	$125,513	$446,970	$370,648

Net earnings per common share — basic	$0.19	$0.16	$0.58	$0.47
Net earnings per common share — diluted	$0.18	$0.16	$0.56	$0.45
Weighted average shares outstanding:
Basic	769,825	783,632	768,108	795,528
Diluted	798,259	808,037	795,285	822,245
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 2,	October 2,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,739	$173,809
Short-term investments — available-for-sale securities	175,851	95,379
Short-term investments — trading securities	50,389	37,848
Accounts receivable, net of allowances of $5,985 and $3,079, respectively	184,941	190,762
Inventories	557,359	546,299
Prepaid expenses and other current assets	95,424	94,429
Deferred income taxes, net	89,969	70,808

Total current assets	1,369,672	1,209,334

Long-term investments — available-for-sale securities	24,045	60,475
Equity and other investments	217,306	201,089
Property, plant and equipment, net	2,090,903	1,842,019
Other assets	147,648	72,893
Other intangible assets	36,821	35,409
Goodwill	166,047	92,474

TOTAL ASSETS	$4,052,442	$3,513,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255,158	$220,975
Accrued compensation and related costs	293,186	232,354
Accrued occupancy costs	51,797	44,496
Accrued taxes	70,543	78,293
Short-term borrowings	200,000	277,000
Other accrued expenses	215,810	198,082
Deferred revenue	235,528	175,048
Current portion of long-term debt	758	748

Total current liabilities	1,322,780	1,226,996

Long-term debt	2,300	2,870
Other long-term liabilities	222,267	193,565

Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200,000,000; issued and outstanding, 768,376,679 and 767,442,110 shares, respectively (includes 3,394,200 common stock units in both periods)	768	767
Additional paid-in-capital	42,065	90,201
Other additional paid-in-capital	39,393	39,393
Retained earnings	2,385,957	1,938,987
Accumulated other comprehensive income	36,912	20,914

Total shareholders’ equity	2,505,095	2,090,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,052,442	$3,513,693

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	July 2,	July 3,
	2006	2005
OPERATING ACTIVITIES:
Net earnings	$446,970	$370,648
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	303,210	271,795
Provision for impairments and asset retirements	12,017	15,159
Deferred income taxes, net	(75,094)	(37,484)
Equity in income of investees	(40,989)	(27,644)
Distributions from equity investees	37,499	24,342
Stock-based compensation	78,698	—
Tax benefit from exercise of stock options	908	99,798
Excess tax benefit from exercise of stock options	(93,327)	—
Net amortization of premium on securities	1,643	9,248
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(6,672)	(72,292)
Accounts payable	27,549	(16,440)
Accrued compensation and related costs	58,535	7,393
Accrued taxes	85,308	32,994
Deferred revenue	60,085	51,616
Other operating assets and liabilities	39,434	30,191

Net cash provided by operating activities	935,774	759,324

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(529,764)	(616,093)
Maturity of available-for-sale securities	193,184	449,524
Sale of available-for-sale securities	291,878	507,589
Acquisitions, net of cash acquired	(90,578)	(18,976)
Net (purchases)/sales of equity, other investments and other assets	(19,938)	6,676
Net additions to property, plant and equipment	(522,348)	(469,916)

Net cash used by investing activities	(677,566)	(141,196)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	131,824	145,870
Excess tax benefit from exercise of stock options	93,327	—
Net repayments of revolving credit facility	(77,000)	—
Repurchase of common stock	(367,771)	(777,657)
Principal payments on long-term debt	(560)	(550)

Net cash used by financing activities	(220,180)	(632,337)

Effect of exchange rate changes on cash and cash equivalents	3,902	(732)

Net increase/(decrease) in cash and cash equivalents	41,930	(14,941)

CASH AND CASH EQUIVALENTS:
Beginning of period	173,809	145,053

End of the period	$215,739	$130,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the 39 weeks ended:
Interest	$4,892	$333
Income taxes	$239,004	$129,530
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 39 Weeks Ended July 2, 2006, and July 3, 2005
Note 1: Financial Statement Preparation
The unaudited consolidated financial statements as of July 2, 2006, and for the 13-week and 39-week periods ended July 2, 2006, and July 3, 2005, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week and 39-week periods ended July 2, 2006, and July 3, 2005, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The results of operations for the 13-week and 39-week periods ended July 2, 2006, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2006.
Note 2: Business Acquisitions
In January 2006, Starbucks increased its equity ownership to 100% in its operations in Hawaii and Puerto Rico. Previously the Company owned 5% of both Coffee Partners Hawaii and Cafe´ del Caribe in Puerto Rico. Because Coffee Partners Hawaii was a general partnership, the equity method of accounting was previously applied. Retroactive application of the equity method of accounting for the Puerto Rico investment, which was previously accounted for under the cost method, resulted in a reduction of retained earnings of $0.5 million as of April 2, 2006. Previously reported earnings per share amounts were not impacted as a result of this acquisition.
As shown in the tables below, the cumulative effect of the accounting change for financial results previously reported under the cost method and as restated in this report under the equity method reduced net earnings by $34 thousand for the 13 weeks ended January 1, 2006, and $97 thousand for the fiscal year ended October 2, 2005 (in thousands):

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

Note 3: Summary of Significant Accounting Policies
Accounting for Stock-Based Compensation
The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock or stock appreciation rights to employees, non-employee directors and consultants. The Company also has employee stock purchase plans (“ESPP”).
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
Total stock-based compensation expense recognized in the consolidated statement of earnings for the 13 weeks ended July 2, 2006, was $27.4 million before income taxes and consisted of stock option and ESPP expense of $24.7 million and $2.7 million, respectively. Total stock-based compensation expense recognized in the consolidated statement of earnings for the 39 weeks ended July 2, 2006, was $78.0 million before income taxes and consisted of stock option and ESPP expense of $70.6 million and $7.4 million, respectively. The related total tax benefit was $9.3 million and $26.6 million for the 13 weeks and 39 weeks ended July 2, 2006, respectively. Capitalized stock-based compensation at July 2, 2006 was $1.2 million, and was included in property, plant and equipment, and inventory on the consolidated balance sheet.
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
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (in thousands, except earnings per share):

	13 Weeks Ended	39 Weeks Ended
	July 3,	July 3,
	2005	2005
Net earnings	$125,513	$370,648
Deduct: stock-based compensation expense determined under fair value method, net of tax	(15,276)	(43,333)

Pro forma net income	$110,237	$327,315

Earnings per share:
Basic — as reported	$0.16	$0.47
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.02)	(0.06)

Basic — pro forma	$0.14	$0.41

Diluted — as reported	$0.16	$0.45
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.02)	(0.05)

Diluted — pro forma	$0.14	$0.40

Disclosures for the periods ended July 2, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value of stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions for the 13 weeks ended July 2, 2006 and July 3, 2005:

	Employee Stock Options		ESPP
		July 3,		July 3,
	July 2,	2005	July 2,	2005
13 Weeks Ended	2006	(Pro forma)	2006	(Pro forma)
Expected term (in years)	4.4	4.0	0.25 — 3.0	0.25 — 3.0
Expected stock price volatility	29%	31%	27% — 50%	24% — 33%
Risk-free interest rate	5.0%	3.8%	2.3% — 5.0%	2.9% — 3.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$11.87	$8.13	$7.98	$5.16
The fair value of stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the 39 weeks ended July 2, 2006 and July 3, 2005:

	Employee Stock Options		ESPP
		July 3,		July 3,
	July 2,	2005	July 2,	2005
39 Weeks Ended	2006	(Pro forma)	2006	(Pro forma)
Expected term (in years)	4.4	3.7	0.25 — 3.0	0.25 — 3.0
Expected stock price volatility	29%	33%	22% — 50%	20% — 58%
Risk-free interest rate	4.4%	3.5%	2.3% — 5.0%	1.9% — 3.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$9.58	$8.17	$6.35	$5.05
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
While the Company will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of earnings in “Income and other income, net.” For the 13 weeks and 39 weeks ended July 2, 2006, income recognized on unredeemed stored value card balances was $1.1 million and $3.4 million, respectively. There was no income recognized on unredeemed stored value card balances during the 13 weeks or 39 weeks ended July 3, 2005.
Recently Issued Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.
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
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, and Starbucks will adopt the new requirements at the end of its fiscal fourth quarter of 2006. The Company is in the process of determining the impact of adoption on its consolidated financial statements and currently estimates the cumulative impact upon adoption to total $0.05 per diluted share or less.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. During the Company’s fiscal third quarter of 2006, Starbucks completed its evaluation and decided not to elect repatriation of earnings under this provision.
Note 4: Derivative Financial Instruments
The Company manages its exposure to various risks within the consolidated financial statements according to an umbrella risk management policy. Under this policy, Starbucks may engage in transactions involving various derivative instruments with maturities generally not longer than five years, to hedge assets, liabilities, revenues and purchases.
Cash Flow Hedges
Starbucks, which includes subsidiaries that use their local currency as their functional currency, enters into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases. Current forward contracts, which comprise the majority of the Company’s derivative instruments, hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated in U.S. dollars, euros and Swiss francs, for foreign operations. The Company also has swap contracts to hedge a small portion of its forecasted U.S. fluid milk purchases and futures contracts to hedge the variable price component for certain of its price-to-be-fixed green coffee purchase contracts.
The Company had accumulated net derivative losses of $6.1 million, net of taxes, in other comprehensive income as of July 2, 2006, related to cash flow hedges. Of this amount, $3.4 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. No cash flow hedges were discontinued and no ineffectiveness was recognized during the 13-week or 39-week periods ended July 2, 2006, and July 3, 2005. Current contracts will expire within 27 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. as well as the Company’s net investments in its Canadian and United Kingdom subsidiaries, to minimize foreign currency exposure. The Company applies the spot-to-spot method for these forward foreign exchange contracts, and under this method the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in other comprehensive income. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into earnings in “Interest and other income, net.” The Company had accumulated net derivative losses of $3.7 million, net of taxes, in other comprehensive income as of July 2, 2006, related to net investment derivative hedges. Current contracts expire within 36 months.
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Cash flow hedges:
Reclassified gains/(losses) into total net revenues	$169	$(49)	$1,041	$(812)
Reclassified losses into cost of sales	(1,924)	(1,103)	(5,492)	(3,287)

Net reclassified losses — cash flow hedges	(1,755)	(1,152)	(4,451)	(4,099)
Net reclassified gains — net investment hedges	706	553	1,705	763

Total	$(1,049)	$(599)	$(2,746)	$(3,336)

Note 5: Inventories
Inventories consist of the following (in thousands):

	July 2,	October 2,	July 3,
	2006	2005	2005
Coffee:
Unroasted	$324,254	$319,745	$315,993
Roasted	71,580	56,231	42,827
Other merchandise held for sale	81,224	109,094	73,825
Packaging and other supplies	80,301	61,229	62,897

Total	$557,359	$546,299	$495,542

The Company had committed to fixed-price purchase contracts for green coffee totaling $388 million and $261 million as of July 2, 2006 and July 3, 2005, respectively. The Company believes, based on relationships established with its suppliers in the past, the risk of nondelivery on such purchase commitments is remote.
Note 6: Property, Plant, and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	July 2,	October 2,
	2006	2005
Land	$30,716	$13,833
Buildings	96,008	68,180
Leasehold improvements	2,280,749	1,947,963
Store equipment	741,912	646,792
Roasting equipment	189,920	168,934
Furniture, fixtures and other	517,801	476,372

	3,857,106	3,322,074
Less: accumulated depreciation and amortization	(1,890,079)	(1,625,564)

	1,967,027	1,696,510
Work in progress	123,876	145,509

Property, plant and equipment, net	$2,090,903	$1,842,019

Note 7: Short-term Borrowings
As of July 2, 2006 the Company had $200 million outstanding under its $500 million revolving credit facility, which was entered into in August 2005. In addition, a letter of credit of $11.9 million was outstanding as of July 2, 2006, which reduces the borrowing capacity under the credit facility. As of October 2, 2005, the Company had $277 million outstanding, with no outstanding letters of credit. During the 39-weeks ended July 2, 2006, the Company had additional borrowings of $378 million under the credit facility and made principal repayments of $455 million. Interest expense on the Company’s short-term borrowings for the 13 weeks and 39 weeks ended July 2, 2006 was $0.6 million and $4.7 million, respectively. The weighted average contractual interest rates at July 2, 2006 and October 2, 2005 were 5.5% and 4.0%, respectively. The credit facility contains provisions that require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of July 2, 2006 and October 2, 2005, the Company was in compliance with each of these covenants.
Note 8: Shareholders’ Equity
Under the Company’s authorized share repurchase program, Starbucks acquired 11.1 million shares at an average price of $32.03 for a total amount of $354 million during the 39-week period ended July 2, 2006. Starbucks acquired 32.0 million shares at an average price of $25.24 for a total amount of $807 million during the 39-week period ended July 3, 2005. As of July 2, 2006, the Company had 11.0 million additional shares authorized for repurchase. Share repurchases were funded through cash, cash equivalents, available-for-sale securities and borrowings under the revolving credit facility and were part of the Company’s active capital management program.
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
Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net earnings	$145,498	$125,513	$446,970	$370,648

Unrealized holding gains/(losses) on cash flow hedging instruments	(3,769)	713	(4,467)	(2,307)
Unrealized holding gains/(losses) on net investment hedging instruments	(1,654)	1,412	(410)	486
Unrealized holding gains/(losses) on available-for-sale securities	835	3	1,702	(1,339)
Reclassification adjustment for (gains)/losses realized in net earnings	(265)	1,848	1,757	3,651

Net unrealized gains/(losses)	(4,853)	3,976	(1,418)	491
Translation adjustment	15,586	(21,060)	17,416	(4,794)

Total comprehensive income	$156,231	$108,429	$462,968	$366,345

The favorable translation adjustment change for the 13-week period ended July 2, 2006, of $15.6 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the euro, British pound sterling, Japanese yen and Canadian dollar. The unfavorable translation adjustment change for the 13-week period ended July 3, 2005, of $21.1 million was primarily due to the strengthening of the U.S. dollar against the euro and British pound sterling.
The favorable translation adjustment change for the 39-week period ended July 2, 2006, of $17.4 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the euro, British pound sterling, Canadian dollar and Korean won. The unfavorable translation adjustment change for the 39-week period ended July 3, 2005, of $4.8 million was primarily due to the strengthening of the U.S. dollar against the euro.
The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	July 2,	October 2,
	2006	2005

Net unrealized holding losses on available-for-sale securities	$(38)	$(651)
Net unrealized holding losses on hedging instruments	(9,817)	(7,786)
Translation adjustment	46,767	29,351

Accumulated other comprehensive income	$36,912	$20,914

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

A summary of the Company’s stock option activity during the 39 weeks ended July 2, 2006 is presented in the following table:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price per	Remaining	Value
	Subject to Options	Share	Contractual Life	(in thousands)
Outstanding, October 2, 2005	72,458,906	$13.22	6.3	$857,319
Granted	13,141,710	30.49
Exercised	(10,814,571)	9.48
Cancelled	(2,579,231)	24.21

Outstanding, July 2, 2006	72,206,814	16.53	6.4	1,532,900

Exercisable, July 2, 2006	42,229,498	10.56	4.8	1,148,772
The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period ended July 2, 2006, based on the Company’s closing stock price of $37.76. As of July 2, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $95 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 23 months. During the 39 weeks ended July 2, 2006, the total intrinsic value of stock options exercised was $264 million. During the 39 weeks ended July 2, 2006, the total fair value of options vested was $15 million.
The Company issues new shares of common stock upon exercise of stock options.
As of July 2, 2006, there were 61.9 million shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of July 2, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$3.96 — $7.40	17,980,157	2.7	$5.64	17,980,157	$5.64
7.75 — 11.00	14,515,950	5.6	10.25	12,421,991	10.23
11.08 — 21.79	14,459,180	7.2	15.04	8,346,143	14.67
22.71 — 30.28	13,439,866	8.5	27.09	3,443,341	27.20
30.42 — 37.86	11,811,661	9.4	30.63	37,866	30.52

	72,206,814	6.4	16.53	42,229,498	10.56

Employee Stock Purchase Plans
The Company has an employee stock purchase plan allowing eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each quarterly offering period for each calendar year). The total number of shares issuable under the plan is 32.0 million. There were 1.1 million shares issued under the plan during the 39 weeks ended July 2, 2006 at an average price of $26.11. Since inception of the plan, 15.9 million shares have been purchased, leaving 16.1 million shares available for future issuance.
Starbucks has an additional employee stock purchase plan in the United Kingdom that allows eligible U.K. employees to save toward the purchase of the Company’s common stock. Under the Save-As-You-Earn (“SAYE”) plan the employee’s purchase price is 85% of the fair value of the stock on the first business day of a three-year offering period. The total number of shares issuable under the plan is 1.2 million. There were 35,190 shares issued under the plan during the 39 weeks ended July 2, 2006 at an average price of $8.84, and 1.1 million shares remain available for future issuance. During fiscal 2004, the Company suspended future offerings under this plan. The last offering was made in December 2002 and matured in February 2006.
A new employee stock purchase plan, the U.K. Share Incentive Plan, was introduced during fiscal 2004 to replace the SAYE plan. It allows eligible U.K. employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company will award one matching share for each six shares purchased under the plan. The total number of shares issuable under the plan is 1.4 million. There were 11,138 shares issued under the plan during the 39 weeks ended July 2, 2006 at an average price of $26.42. As of July 2, 2006, 1.38 million shares were available for future issuance.

Note 10: Earnings Per Share
The following table represents the calculation of net earnings per common share — basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net earnings	$145,498	$125,513	$446,970	$370,648
Weighted average common shares and common stock units outstanding (for basic calculation)	769,825	783,632	768,108	795,528
Dilutive effect of outstanding common stock options	28,434	24,405	27,177	26,717

Weighted average common and common equivalent shares outstanding (for diluted calculation)	798,259	808,037	795,285	822,245

Net earnings per common share — basic	$0.19	$0.16	$0.58	$0.47
Net earnings per common and common equivalent share — diluted	$0.18	$0.16	$0.56	$0.45
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. For the 13-week period ended July 2, 2006, antidilutive options totaled 433 thousand, and for the 13-week period ended July 3, 2005, totaled 13.4 million. For the 39-week period ended July 2, 2006, antidilutive options totaled 10.0 million, and for the 39-week period ended July 3, 2005, totaled 11.3 million.
Note 11: Commitments and Contingencies
Guarantees
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of July 2, 2006, the maximum amount of the guarantees was approximately $6.8 million. Because there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
Starbucks has commitments under which it has unconditionally guaranteed its proportionate share, or 50%, of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure is approximately $7.3 million, excluding interest and other related costs and the majority of these commitments expire in 2007 and 2011. As of July 2, 2006, the Company recorded $3.0 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.
Product Warranties
Coffee brewing and espresso equipment sold to the Company’s licensees for use in retail licensing operations are under warranty for defects in materials and workmanship for a period ranging from 12 months to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale, based on historical experience. Product warranty costs and changes to the related accrual were not significant for the 39-week period ended July 2, 2006.
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

The court denied that motion because this case was in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and that a loss in this case is unlikely. The Company cannot estimate the possible loss to the Company, if any. Trial is currently set for May 2007. The Company intends to vigorously defend the lawsuit.
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
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On March 30, 2006, the Court issued an order certifying the case as a class action, with the plaintiff representing a class of all persons employed as baristas in the state of California since October 8, 2000. The size of the class has yet to be determined. The Company cannot estimate the possible loss to the Company, if any. The Company believes its practices comply with California law, and the Company intends to vigorously defend the lawsuit. Trial is currently set for May 2007.
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

Note 12: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United		Unallocated
13 Weeks Ended	States(1)	International(1)	Corporate(2)	Total

July 2, 2006
Total net revenues	$1,605,477	$358,196	$—	$1,963,673
Earnings/(loss) before income taxes	265,119	29,412	(74,930)	219,601
Depreciation and amortization expenses	71,435	18,089	9,015	98,539
Income from equity investees	15,478	10,188	—	25,666
Provision for impairments and asset retirements	1,830	1,027	7	2,864

July 3, 2005
Total net revenues	$1,339,440	$262,359	$—	$1,601,799
Earnings/(loss) before income taxes	244,812	18,860	(60,867)	202,805
Depreciation and amortization expenses	63,027	14,015	8,321	85,363
Income from equity investees	10,105	7,969	—	18,074
Provision for impairments and asset retirements	7,591	1,004	10	8,605

	United		Unallocated
39 Weeks Ended	States(1)	International(1)	Corporate(2)	Total

July 2, 2006
Total net revenues	$4,796,554	$987,033	$—	$5,783,587
Earnings/(loss) before income taxes	870,744	87,711	(253,702)	704,753
Depreciation and amortization expenses	208,255	49,843	26,237	284,335
Income from equity investees	37,938	27,433	—	65,371
Provision for impairments and asset retirements	5,742	6,283	(8)	12,017

July 3, 2005
Total net revenues	$3,954,631	$755,428	$—	$4,710,059
Earnings/(loss) before income taxes	706,285	55,989	(165,900)	596,374
Depreciation and amortization expenses	185,181	41,232	25,281	251,694
Income from equity investees	27,377	19,802	—	47,179
Provision for impairments and asset retirements	10,941	2,819	1,399	15,159

(1)	For purposes of internal management and segment reporting, Company-operated operations in Hawaii and Puerto Rico are included in the International segment to conform to the organizational alignment of the Company.

(2)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and certain amounts included in “Interest and other income, net” on the consolidated statements of earnings.
The table below represents information by geographic area (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net revenues from external customers:
United States	$1,625,589	$1,342,787	$4,837,705	$3,963,508
Foreign countries	338,084	259,012	945,882	746,551

Total	$1,963,673	$1,601,799	$5,783,587	$4,710,059

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
Management Overview
During both the 13 weeks and 39 weeks ended July 2, 2006, the Company’s focus on execution in all areas of its business, from U.S. and International Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance. Management believes that its ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks quarterly and year to date fiscal 2006 performance reflects the Company’s continuing commitment to achieving this balance.
The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in support of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. Starbucks has opened 1,543 new stores in the first three quarters of this fiscal year and expects to open at least 2,000 total new stores during fiscal 2006. With a presence today in 37 countries, serving more than 40 million customers per week, management continues to believe that the Company’s long-term goal of 15,000 Starbucks retail locations throughout the United States and at least 15,000 stores in International markets is achievable.
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
The combination of more retail stores, comparable store sales growth of 6% and growth in other business channels in both the U.S. and International operating segments resulted in a 23% increase in total net revenues for the 13 weeks ended July 2, 2006, compared to the same period of fiscal 2005. The Company’s three to five year revenue growth target is approximately 20%. Comparable store sales growth for the remainder of fiscal 2006 is expected to be in the range of 3% to 7%, with monthly anomalies.
For the 13 weeks ended July 2, 2006, operating income as a percentage of total net revenues decreased to 10.9% from 12.5% in the same period of fiscal 2005, primarily due to the recognition of stock-based compensation. For the 39 weeks ended July 2, 2006, operating income as a percentage of total net revenues decreased to 12.0% from 12.4% in the same period of fiscal 2005, due to the recognition of stock-based compensation. Net earnings increased by 16% and 21% during the 13 weeks and 39 weeks ended July 2, 2006, respectively. Reported margin and net earnings increases include the effects of stock-based compensation in the 13 weeks and 39 weeks ended July 2, 2006, while stock-based compensation expense was not included in the Company’s consolidated financial results in fiscal 2005.
Results of Operations for the 13 Weeks Ended July 2, 2006 and July 3, 2005
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	13 Weeks Ended			13 Weeks Ended
	July 2,	July 3,	%	July 2,	July 3,
	2006	2005	Change	2006	2005
				As a % of total net revenues
STATEMENTS OF EARNINGS DATA

Net revenues:
Company-operated retail	$1,660,977	$1,356,605	22.4%	84.6%	84.7%
Specialty:
Licensing	216,267	170,330	27.0%	11.0%	10.6%
Foodservice and other	86,429	74,864	15.4%	4.4%	4.7%

Total specialty	302,696	245,194	23.5%	15.4%	15.3%

Total net revenues	1,963,673	1,601,799	22.6%	100.0%	100.0%

Cost of sales including occupancy costs	804,889	649,831		41.0%	40.6%
Store operating expenses (1)	686,602	546,008		35.0%	34.1%
Other operating expenses (2)	69,478	48,464		3.5%	2.9%
Depreciation and amortization expenses	98,539	85,363		5.0%	5.3%
General and administrative expenses	115,258	90,637		5.9%	5.7%

Subtotal operating expenses	1,774,766	1,420,303	25.0%	90.4%	88.6%
Income from equity investees	25,666	18,074		1.3%	1.1%

Operating income	214,573	199,570	7.5%	10.9%	12.5%
Interest and other income, net	5,028	3,235		0.3%	0.2%

Earnings before income taxes	219,601	202,805	8.3%	11.2%	12.7%
Income taxes	74,103	77,292		3.8%	4.9%

Net earnings	$145,498	$125,513	15.9%	7.4%	7.8%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 41.3% for the 13 weeks ended July 2, 2006, and 40.2% for the 13 weeks ended July 3, 2005.

(2)	As a percentage of related total specialty revenues, other operating expenses were 23.0% for the 13 weeks ended July 2, 2006, and 19.8% for the 13 weeks ended July 3, 2005.
Net revenues for the 13 weeks ended July 2, 2006, increased 23% to $2.0 billion from $1.6 billion for the corresponding period of fiscal 2005, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2006 compared to fiscal 2005.
During the 13-week period ended July 2, 2006, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $1.7 billion for the 13 weeks ended July 2, 2006, from $1.4 billion for the same period in fiscal 2005. The increase was primarily attributable to the opening of 955 new Company-operated retail stores in the last 12 months and comparable store sales growth of 6% for the quarter. The increase in comparable store sales was due to a 4% increase in the number of customer transactions and a 2% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, and a high level of customer satisfaction.
The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as “Specialty Operations.” Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 23% to $303 million for the 13 weeks ended July 2, 2006, compared to $245 million for the corresponding period of fiscal 2005.
Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club, and certain other branded-product licensed operations, increased 27% to $216 million primarily due to higher product sales and royalty revenues from the opening of 1,158 new licensed retail stores in the last 12 months and, to a lesser extent, growth in the licensed grocery and warehouse club business. Foodservice and other revenues increased 15% to $86 million primarily due to growth in the U.S. foodservice business.

Cost of sales including occupancy costs increased to 41.0% of total net revenues for the 13 weeks ended July 2, 2006, compared to 40.6% in the corresponding 13-week period of fiscal 2005. This increase was due to higher green coffee costs.
Store operating expenses as a percentage of Company-operated retail revenues increased to 41.3% for the 13 weeks ended July 2, 2006, from 40.2% for the corresponding period of fiscal 2005, primarily due to higher payroll-related expenditures from the recognition of stock-based compensation expense and higher employee benefits costs. In addition, the Company held regional leadership conferences for its retail management employees during its third fiscal quarter of 2006, which replaced a North American leadership conference held during the fiscal second quarter of 2005.
Other operating expenses (expenses associated with the Company’s specialty operations) increased to 23.0% of total specialty revenues for the 13 weeks ended July 2, 2006, compared to 19.8% in the corresponding period of fiscal 2005. The increase was primarily due to higher marketing and advertising costs related to Starbucks ready-to-drink coffee beverages in Japan, Taiwan and Korea as well as in the emerging U.S. Entertainment business. In addition, the recognition of stock-based compensation expense increased payroll-related expenditures.
Depreciation and amortization expenses increased to $99 million for the 13 weeks ended July 2, 2006, compared to $85 million for the corresponding period of fiscal 2005. The increase was primarily due to the opening of 955 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 5.0% for the 13 weeks ended July 2, 2006, from 5.3% for the corresponding 13-week period of fiscal 2005.
General and administrative expenses increased to $115 million for the 13 weeks ended July 2, 2006, compared to $91 million for the corresponding period of fiscal 2005. The increase was primarily due to higher payroll-related expenditures from stock-based compensation and additional employees to support continued global growth. As a percentage of total net revenues, general and administrative expenses increased to 5.9% for the 13 weeks ended July 2, 2006, from 5.7% for the corresponding period of fiscal 2005.
Income from equity investees increased 42% to $26 million for the 13 weeks ended July 2, 2006, compared to $18 million for the corresponding period of fiscal 2005. The increase was primarily due to volume-driven results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and improved results from international investees, particularly in Japan.
Operating income increased 8% to $215 million for the 13 weeks ended July 2, 2006, compared to $200 million for the corresponding 13-week period of fiscal 2005. Operating margin decreased to 10.9% of total net revenues for the 13 weeks ended July 2, 2006, compared to 12.5% for the corresponding period of fiscal 2005, primarily due to the recognition of stock-based compensation.
Interest and other income increased to $5.0 million for the 13 weeks ended July 2, 2006, compared to $3.2 million in the corresponding period of fiscal 2005, primarily due to an increase in foreign exchange gains.
Income taxes for the 13 weeks ended July 2, 2006, resulted in an effective tax rate of 33.7%, compared to 38.1% for the corresponding 13-week period of fiscal 2005. The decline in the effective tax rate was primarily due to the settlement in the current period of a multi-year income tax audit in a foreign jurisdiction for which the Company had established a contingent liability. The Company currently estimates that its effective tax rate for the fourth quarter of fiscal 2006 will approximate 38%.
Net earnings for the 13 weeks ended July 2, 2006, increased 16% to $145 million from $126 million for the same period in fiscal 2005. Earnings per share were $0.18 for the 13 weeks ended July 2, 2006, including a $0.01 per share benefit from the tax settlement discussed above, compared to $0.16 per share for the comparable period in fiscal 2005.

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The tables below present operating segment results net of intersegment eliminations for the 13 weeks ended July 2, 2006 and July 3, 2005 (in thousands):

	13 Weeks Ended			13 Weeks Ended
	July 2,	July 3,	%	July 2,		July 3,
	2006	2005	Change	2006		2005
				As a % of U.S.
United States				total net revenues
Net revenues:
Company-operated retail	$1,364,075	$1,141,555	19.5%	85.0%		85.2%
Specialty:
Licensing	162,421	129,355	25.6%	10.1%		9.7%
Foodservice and other	78,981	68,530	15.3%	4.9%		5.1%

Total specialty	241,402	197,885	22.0%	15.0%		14.8%

Total net revenues	1,605,477	1,339,440	19.9%	100.0%		100.0%

Cost of sales including occupancy costs	633,782	516,368		39.5%		38.6%
Store operating expenses	574,460	465,021		42.1	%(1)	40.7	%(1)
Other operating expenses	53,588	40,793		22.2	%(2)	20.6	%(2)
Depreciation and amortization expenses	71,435	63,027		4.4%		4.7%
General and administrative expenses	23,427	19,266		1.5%		1.4%

Income from equity investees	15,478	10,105		1.0%		0.8%

Operating income	$264,263	$245,070	7.8%	16.5%		18.3%

				As a % of International
International				total net revenues
Net revenues:
Company-operated retail	$296,902	$215,050	38.1%	82.9%		82.0%
Specialty:
Licensing	53,846	40,975	31.4%	15.0%		15.6%
Foodservice and other	7,448	6,334	17.6%	2.1%		2.4%

Total specialty	61,294	47,309	29.6%	17.1%		18.0%

Total net revenues	358,196	262,359	36.5%	100.0%		100.0%

Cost of sales including occupancy costs	171,107	133,463		47.8%		50.9%
Store operating expenses	112,142	80,987		37.8	%(1)	37.7	%(1)
Other operating expenses	15,890	7,671		25.9	%(2)	16.2	%(2)
Depreciation and amortization expenses	18,089	14,015		5.1%		5.3%
General and administrative expenses	21,878	15,332		6.1%		5.8%

Income from equity investees	10,188	7,969		2.9%		3.0%

Operating income	$29,278	$18,860	55.2%	8.2%		7.2%

				As a % of
Unallocated Corporate				total net revenues
Depreciation and amortization expenses	$9,015	$8,321		0.5%		0.5%
General and administrative expenses	69,953	56,039		3.5%		3.5%

Operating loss	$(78,968)	$(64,360)		(4.0)%		(4.0)%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

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
United States total net revenues increased by 20% to $1.6 billion for the 13 weeks ended July 2, 2006, compared to $1.3 billion for the corresponding period of fiscal 2005. United States Company-operated retail revenues increased by $223 million, or 19%, to $1.4 billion, primarily due to the opening of 727 new Company-operated retail stores in the last 12 months and comparable store sales growth of 6% for the quarter. The increase in comparable store sales was due to a 5% increase in the number of customer transactions and a 1% increase in the average value per transaction.
Total United States specialty revenues increased by 22% to $241 million for the 13 weeks ended July 2, 2006, compared to $198 million in the corresponding period of fiscal 2005. United States licensing revenues increased 26% to $162 million from $129 million in fiscal 2005, primarily due to higher product sales and royalty revenues as a result of opening 730 new licensed retail stores in the last 12 months and, to a lesser extent, growth in the licensed grocery and warehouse club business. United States foodservice and other revenues increased to $79 million, or 15%, from $69 million in fiscal 2005, primarily due to growth in new and existing foodservice accounts.
United States operating income increased by 8% to $264 million for the 13 weeks ended July 2, 2006, from $245 million for the same period in fiscal 2005. Operating margin decreased to 16.5% of related revenues from 18.3% in the corresponding period of fiscal 2005. The decrease was primarily due to higher store operating expenses from increased payroll-related expenditures and costs incurred related to regional leadership conferences, which were held during the third fiscal quarter of fiscal 2006, compared to the second quarter in fiscal 2005. Additionally, costs of sales including occupancy increased due to higher green coffee costs and higher distribution and utilities costs.
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
International total net revenues increased by 37% to $358 million for the 13 weeks ended July 2, 2006, compared to $262 million for the corresponding period of fiscal 2005.
International Company-operated retail revenues increased by 38% to $297 million, primarily due to the opening of 228 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the quarter. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions coupled with a 3% increase in the average value per transaction.
Total international specialty revenues increased by 30% to $61 million for the 13 weeks ended July 2, 2006, compared to $47 million in the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues from opening 428 licensed retail stores in the last 12 months and sales of ready-to-drink coffee beverages introduced in Japan, Taiwan and Korea in the fall of 2005.
International operating income increased by 55% to $29 million for the 13 weeks ended July 2, 2006, compared to $19 million in the corresponding period of fiscal 2005. Operating margin increased to 8.2% of related revenues from 7.2% in the corresponding period of fiscal 2005. This improvement was primarily due to lower costs of sales including occupancy costs due primarily to leverage gained from fixed costs distributed over an expanded revenue base. The improvement was offset in part by higher marketing expenditures in support of the re-introduction of one of the Company’s ready-to-drink coffee beverages in Japan and higher payroll-related expenditures to support global expansion. As discussed above, the Company continues to invest in its international infrastructure including investments in emerging markets. The timing and magnitude of these investments can be expected to cause variation in future quarterly operating margins for the International segment.

Unallocated Corporate
Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, treasury, and information technology infrastructure, which are not specifically attributable to the Company’s operating segments and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $79 million for the 13 weeks ended July 2, 2006, compared to $64 million in the corresponding period of fiscal 2005, primarily due to higher payroll-related expenses from stock-based compensation and additional employees to support continued rapid global growth. Total unallocated corporate expenses as a percentage of total net revenues were 4.0% for both the 13 weeks ended July 2, 2006 and July 3, 2005.
Results of Operations for the 39 Weeks Ended July 2, 2006 and July 3, 2005
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	39 Weeks Ended			39 Weeks Ended
	July 2,	July 3,	%	July 2,	July 3,
	2006	2005	Change	2006	2005
				As a % of total net revenues
STATEMENTS OF EARNINGS DATA

Net revenues:
Company-operated retail	$4,888,804	$3,999,213	22.2%	84.5%	84.9%
Specialty:
Licensing	637,771	488,835	30.5%	11.0%	10.4%
Foodservice and other	257,012	222,011	15.8%	4.5%	4.7%

Total specialty	894,783	710,846	25.9%	15.5%	15.1%

Total net revenues	5,783,587	4,710,059	22.8%	100.0%	100.0%

Cost of sales including occupancy costs	2,343,800	1,926,326		40.5%	40.9%
Store operating expenses (1)	1,974,041	1,599,958		34.2%	34.0%
Other operating expenses (2)	192,274	139,092		3.3%	3.0%
Depreciation and amortization expenses	284,335	251,694		4.9%	5.3%
General and administrative expenses	358,194	256,165		6.2%	5.4%

Subtotal operating expenses	5,152,644	4,173,235	23.5%	89.1%	88.6%
Income from equity investees	65,371	47,179		1.1%	1.0%

Operating income	696,314	584,003	19.2%	12.0%	12.4%
Interest and other income, net	8,439	12,371		0.2%	0.3%

Earnings before income taxes	704,753	596,374	18.2%	12.2%	12.7%
Income taxes	257,783	225,726		4.5%	4.8%

Net earnings	$446,970	$370,648	20.6%	7.7%	7.9%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.4% for the 39 weeks ended July 2, 2006, and 40.0% for the 39 weeks ended July 3, 2005.

(2)	As a percentage of related total specialty revenues, other operating expenses were 21.5% for the 39 weeks ended July 2, 2006, and 19.6% for the 39 weeks ended July 3, 2005.
Net revenues for the 39 weeks ended July 2, 2006, increased 23% to $5.8 billion from $4.7 billion for the corresponding period of fiscal 2005, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2006 compared to fiscal 2005.
During the 39-week period ended July 2, 2006, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $4.9 billion for the 39 weeks ended July 2, 2006, from $4.0 billion for the same period in fiscal 2005. The increase was primarily attributable to the opening of 955 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8% for the 39 weeks ended July 2, 2006. The increase in comparable store sales was due to a 6% increase in the number of customer transactions and a 2% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation, and a high level of customer satisfaction.
The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 26% to $895 million for the 39 weeks ended July 2, 2006, from $711 million for the corresponding period of fiscal 2005.

Licensing revenues, which are derived from retail store licensing arrangements, grocery, warehouse club, and certain other branded-product licensing operations, increased 30% to $638 million for the 39 weeks ended July 2, 2006, from $489 million for the corresponding period of fiscal 2005. The increase was primarily attributable to higher product sales and royalty revenues from the opening of 1,158 new licensed retail stores in the last 12 months and growth in the licensed grocery and warehouse club business. Foodservice and other revenues increased 16% to $257 million for the 39 weeks ended July 2, 2006, from $222 million for the corresponding period of fiscal 2005. The increase was primarily attributable to growth in the U.S. foodservice business.
Cost of sales including occupancy costs decreased to 40.5% of total net revenues for the 39 weeks ended July 2, 2006, from 40.9% for the corresponding period of fiscal 2005, primarily due to fixed rent costs in fiscal 2006 being distributed over an expanded revenue base, as well as increased occupancy costs in fiscal 2005 resulting from intensified store maintenance activities. These favorable items, together with certain other improvements including lower dairy costs, offset higher green coffee costs for the 39 weeks ended July 2, 2006.
Store operating expenses as a percentage of Company-operated retail revenues increased to 40.4% for the 39 weeks ended July 2, 2006, compared to 40.0% for the corresponding period of fiscal 2005. Increases due to higher payroll-related expenditures from higher provisions for incentive compensation based on the Company’s strong operating results in fiscal 2006 and the recognition of stock-based compensation expense were partially offset by leverage gained from increased sales and lower marketing expenses.
Other operating expenses (expenses associated with the Company’s specialty operations) increased to 21.5% of total specialty revenues for the 39 weeks ended July 2, 2006, compared to 19.6% in the corresponding period of fiscal 2005. The increase was primarily due to the recognition of stock-based compensation expense, as well as higher marketing and advertising costs related to Starbucks ready-to-drink coffee beverages in Japan, Taiwan and Korea.
Depreciation and amortization expenses increased to $284 million for the 39 weeks ended July 2, 2006, compared to $252 million for the corresponding period of fiscal 2005. The increase was primarily due to the opening of 955 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 4.9% for the 39 weeks ended July 2, 2006, from 5.3% for the corresponding 39-week period of fiscal 2005.
General and administrative expenses increased to $358 million for the 39 weeks ended July 2, 2006, compared to $256 million for the corresponding period of fiscal 2005. The increase was primarily due to higher payroll-related expenditures from stock-based compensation, additional employees to support continued global growth and higher provisions for incentive compensation in fiscal 2006 based on the Company’s strong operating results. As a percentage of total net revenues, general and administrative expenses increased to 6.2% for the 39 weeks ended July 2, 2006 from 5.4% for the corresponding period of fiscal 2005.
Income from equity investees increased to $65 million for the 39 weeks ended July 2, 2006, compared to $47 million for the corresponding period of fiscal 2005. The increase was primarily due to volume-driven results for The North American Coffee Partnership, which produces bottled Frappuccino® and Starbucks DoubleShot® coffee drinks, and improved results from international investees, particularly in Japan.
Operating income increased 19% to $696 million for the 39 weeks ended July 2, 2006, compared to $584 million for the corresponding 39-week period of fiscal 2005. Operating margin decreased to 12.0% of total net revenues for the 39 weeks ended July 2, 2006, compared to 12.4% for the corresponding period of fiscal 2005, due to the recognition of stock-based compensation expense.
Interest and other income decreased to $8.4 million for the 39 weeks ended July 2, 2006, compared to $12.4 million in the corresponding period of fiscal 2005, primarily due to interest expense recognized on borrowings under the Company’s revolving credit facility, which was entered into in August of 2005.
Income taxes for the 39 weeks ended July 2, 2006 resulted in an effective tax rate of 36.6%, compared to 37.8% in the corresponding period of fiscal 2005. The decline in the effective tax rate was primarily due to the settlement in the third quarter of fiscal 2006 of a multi-year income tax audit in a foreign jurisdiction for which the Company had established a contingent liability. The Company currently estimates that its effective tax rate for the fourth quarter of fiscal 2006 will approximate 38%.

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The tables below present operating segment results net of intersegment eliminations for the 39 weeks ended July 2, 2006 and July 3, 2005 (in thousands):

	39 Weeks Ended			39 Weeks Ended
	July 2,	July 3,	%	July 2,		July 3,
	2006	2005	Change	2006		2005
				As a % of U.S.
United States				total net revenues
Net revenues:
Company-operated retail	$4,072,880	$3,375,922	20.6%	84.9%		85.4%
Specialty:
Licensing	487,738	374,626	30.2%	10.2%		9.5%
Foodservice and other	235,936	204,083	15.6%	4.9%		5.1%

Total specialty	723,674	578,709	25.0%	15.1%		14.6%

Total net revenues	4,796,554	3,954,631	21.3%	100.0%		100.0%

Cost of sales including occupancy costs	1,871,313	1,542,157		39.0%		39.0%
Store operating expenses	1,665,664	1,365,920		40.9	%(1)	40.5	%(1)
Other operating expenses	152,169	116,737		21.0	%(2)	20.2	%(2)
Depreciation and amortization expenses	208,255	185,181		4.3%		4.7%
General and administrative expenses	68,161	65,239		1.4%		1.6%

Income from equity investees	37,938	27,377		0.8%		0.7%

Operating income	$868,930	$706,774	22.9%	18.1%		17.9%

				As a % of International
International				total net revenues
Net revenues:
Company-operated retail	$815,924	$623,291	30.9%	82.7%		82.5%
Specialty:
Licensing	150,033	114,209	31.4%	15.2%		15.1%
Foodservice and other	21,076	17,928	17.6%	2.1%		2.4%

Total specialty	171,109	132,137	29.5%	17.3%		17.5%

Total net revenues	987,033	755,428	30.7%	100.0%		100.0%

Cost of sales including occupancy costs	472,487	384,169		47.9%		50.9%
Store operating expenses	308,377	234,038		37.8	% (1)	37.5	% (1)
Other operating expenses	40,105	22,355		23.4	%(2)	16.9	%(2)
Depreciation and amortization expenses	49,843	41,232		5.0%		5.5%
General and administrative expenses	56,635	37,447		5.7%		5.0%

Income from equity investees	27,433	19,802		2.8%		2.6%

Operating income	$87,019	$55,989	55.4%	8.8%		7.4%

				As a % of
Unallocated Corporate				total net revenues
Depreciation and amortization expenses	$26,237	$25,281		0.5%		0.5%
General and administrative expenses	233,398	153,479		4.0%		3.3%

Operating loss	$(259,635)	$(178,760)		(4.5)%		(3.8)%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

United States
United States total net revenues increased 21% to $4.8 billion for the 39 weeks ended July 2, 2006, compared to $4.0 billion for the corresponding period of fiscal 2005.
United States Company-operated retail revenues increased 21% to $4.1 billion for the 39 weeks ended July 2, 2006, compared to $3.4 billion for the corresponding period of fiscal 2005, primarily due to the opening of 727 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for the 39 weeks ended July 2, 2006. The increase in comparable store sales was due to a 6% increase in the number of customer transactions and a 1% increase in the average value per transaction.
Total United States specialty revenues increased 25% to $724 million for the 39 weeks ended July 2, 2006, compared to $579 million in the corresponding period of fiscal 2005. United States licensing revenues increased 30% to $488 million, compared to $375 million for the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues as a result of opening 730 new licensed retail stores in the last 12 months and growth in the licensed grocery and warehouse club business. United States foodservice and other revenues increased 16% to $236 million from $204 million in fiscal 2005, due to growth in new and existing foodservice accounts.
United States operating income increased by 23% to $869 million for the 39 weeks ended July 2, 2006, from $707 million for the same period in fiscal 2005. Operating margin increased to 18.1% of related revenues from 17.9% in the corresponding period of fiscal 2005, primarily due to leverage gained from fixed costs, including depreciation and general and administrative expenses, distributed over an expanded revenue base. These improvements were offset in part by higher store operating and other operating expenses, due primarily to the recognition of stock-based compensation expense.
International
International total net revenues increased 31% to $987 million for the 39 weeks ended July 2, 2006, compared to $755 million for the corresponding period of fiscal 2005.
International Company-operated retail revenues increased 31% to $816 million for the 39 weeks ended July 2, 2006, compared to $623 million for the corresponding period for fiscal 2005, primarily due to the opening of 228 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8% for the 39 weeks ended July 2, 2006. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 3% increase in the average value per transaction.
Total International specialty revenues increased 29% to $171 million for the 39 weeks ended July 2, 2006, compared to $132 million in the corresponding period of fiscal 2005. The increase was primarily due to higher product sales and royalty revenues from opening 428 new licensed retail stores in the last 12 months and sales of ready-to-drink coffee beverages introduced in Japan, Taiwan and Korea in the fall of 2005.
International operating income increased 55% to $87 million for the 39 weeks ended July 2, 2006, from $56 million in the corresponding period of fiscal 2005. Operating margin increased to 8.8% of related revenues from 7.4% in the corresponding period of fiscal 2005, primarily due to lower cost of sales including occupancy costs due to leverage gained from fixed costs distributed over an expanded revenue base as well as lower dairy costs. These improvements were partially offset by higher marketing expenditures in support of the ready-to-drink coffee beverages in Japan, Taiwan and Korea and increased payroll-related expenditures to support global expansion, as well as the recognition of stock-based compensation expense.
Unallocated Corporate
Unallocated corporate expenses increased to $260 million for the 39 weeks ended July 2, 2006, compared to $179 million in the corresponding period of fiscal 2005. The increase was primarily due to higher payroll-related expenses from stock-based compensation, additional employees to support continued global growth and higher provisions for incentive compensation in fiscal 2006 based on the Company’s strong operating results. Total unallocated corporate expenses as a percentage of total net revenues increased to 4.5% for the 39 weeks ended July 2, 2006 compared to 3.8% for the corresponding period of fiscal 2005.

Liquidity and Capital Resources
Components of the Company’s most liquid assets are as follows (in thousands):

	July 2,	October 2,
	2006	2005
Cash and cash equivalents	$215,739	$173,809
Short-term investments — available-for-sale securities	175,851	95,379
Short-term investments — trading securities	50,389	37,848
Long-term investments — available-for-sale securities	24,045	60,475

Total cash, cash equivalents and liquid investments	$466,024	$367,511

The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs. The $99 million increase in total cash and cash equivalents and liquid investments from October 2, 2005 to July 2, 2006, was primarily due to strong operating cash flows.
The Company intends to use its cash and liquid investments, including any borrowings under its $500 million revolving credit facility entered into in August 2005, to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in selected equity method investees and licensed operations, particularly in international markets. Depending on market conditions, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Management believes that strong cash flow generated from operations, existing cash and liquid investments, as well as borrowing capacity under the revolving credit facility, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions, share repurchases and/or other new business opportunities may require additional outside funding.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2006 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores; as well as potential increased investments in International licensees and for additional share repurchases, if any. Management expects capital expenditures for fiscal 2006 to be approximately $800 million, primarily driven by the acceleration in new store development. The capital expenditures also include costs related to expanding its corporate headquarters and enhancing its production capacity and information systems to support its future growth. Capital expenditures are expected to be in the range of $950 million to $1.0 billion in fiscal 2007, driven by increasing new store development.
Cash provided by operating activities totaled $936 million for the 39 weeks ended July 2, 2006. Net earnings provided $447 million and non-cash depreciation and amortization expenses further increased operating activities by $303 million. In addition, an increase in accrued taxes payable due to the timing of payments provided $85 million.
Cash used by investing activities for the 39 weeks ended July 2, 2006, totaled $678 million. Net capital additions to property, plant and equipment used $522 million, primarily from opening 688 new Company-operated retail stores for the 39 weeks ended July 2, 2006, and remodeling certain existing stores. Gross capital additions for the 39 weeks ended July 2, 2006 were $549 million and were offset by impairment provisions and foreign currency translation adjustments totaling $27 million. During the 39 weeks ended July 2, 2006, the Company used $91 million for acquisitions, net of cash acquired. In addition, the net activity in the Company’s portfolio of available-for-sale securities used $45 million for the 39 weeks ended July 2, 2006.
Cash used by financing activities for the 39 weeks ended July 2, 2006, totaled $220 million. Cash used to repurchase shares of the Company’s common stock totaled $368 million. This amount includes the effect of the net change in unsettled trades from October 2, 2005. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. The total remaining amount of shares authorized for repurchase as of July 2, 2006 was 11.0 million. In its Form 8-K filed on August 2, 2006, Starbucks announced that its Board of Directors authorized the repurchase of up to 25 million shares. Approximately 25 million shares remained available for repurchase as of August 9, 2006.
The Company made net repayments under its credit facility of $77 million during the 39 weeks ended July 2, 2006, which consisted of additional gross borrowings of $378 million offset by gross principal repayments of $455 million. Management expects to increase the Company’s borrowing capacity under its credit facility from $500 million up to $1.0 billion, as provided in the original credit facility, during the Company’s fiscal fourth quarter of 2006. As of August 9, 2006, a total of $410 million was outstanding under the Facility.
Partially offsetting cash used for share repurchases and net repayments of the revolving credit facility were $132 million of proceeds from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the period
	13-week period		39-week period		Stores open as of
	July 2,	July 3,	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005	2006	2005
United States:
Company-operated stores	208	141	526	373	5,393	4,666
Licensed stores	187	142	517	383	2,952	2,222

	395	283	1,043	756	8,345	6,888

International:
Company-operated stores (1)	47	33	162	106	1,357	1,129
Licensed stores (1)	117	94	338	240	2,082	1,654

	164	127	500	346	3,439	2,783

Total	559	410	1,543	1,102	11,784	9,671

(1)	International store data has been adjusted for the 100% acquisition of the Hawaii and Puerto Rico operations by reclassifying historical information from Licensed stores to Company-operated stores.
Starbucks plans to open at least 2,000 new stores on a global basis in fiscal 2006, an increase of 200 new stores from the Company’s previous target of 1,800. In the United States, Starbucks plans to open approximately 750 Company-operated locations and 650 licensed locations. In International markets, Starbucks plans to open approximately 200 Company-operated stores and 400 licensed stores.
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
Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of July 2, 2006, the maximum amount of the guarantees was approximately $6.8 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
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
Recently Issued Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.
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
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, and Starbucks will adopt the new requirements at the end of its fiscal fourth quarter of 2006. The Company is in the process of determining the impact of adoption on its consolidated financial statements and currently estimates the cumulative impact upon adoption to total $0.05 per diluted share or less.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. The law allows the Company to make an election to repatriate earnings through fiscal

2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 was effective upon its issuance, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. During the Company’s fiscal third quarter of 2006, Starbucks completed its evaluation and decided not to elect repatriation of earnings under this provision.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
As of July 2, 2006, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as hedges of its net investment in Starbucks Japan, as well as the Company’s net investments in its Canadian and United Kingdom subsidiaries. These contracts expire within 36 months.
Based on the foreign exchange contracts outstanding as of July 2, 2006, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of July 2, 2006, would result in a reduced fair value of these derivative financial instruments of approximately $46 million, of which $24 million may reduce the Company’s future net earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $40 million, of which $22 million may increase the Company’s future net earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in the fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.
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
During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (July 2, 2006).
During the third quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 1 of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended July 2, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs(2)	or Programs(2)
Apr 3, 2006 — Apr 30, 2006	—	—	—	15,950,182
May 1, 2006 — May 28, 2006	—	—	—	15,950,182
May 29, 2006 — July 2, 2006	4,908,028	$35.84	4,908,028	11,042,154

Total	4,908,028		4,908,028

(1)	Monthly information is presented by reference to the Company’s fiscal months during the third quarter of fiscal 2006.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock, as follows: 20 million shares announced on May 5, 2005, and 10 million shares announced on September 22, 2005. Shares remaining for repurchase relate to both authorizations. On August 2, 2006, the Company announced that its Board of Directors authorized the repurchase of up to an additional 25 million shares. None of these authorizations has an expiration date.
Item 5. Other Information
The Company’s 2007 Annual Meeting of Shareholders (the “2007 Annual Meeting”) will be held on March 21, 2007. Shareholder proposals to be presented at the 2007 Annual Meeting must be received by the Company at its executive offices at 2401 Utah Avenue South, Seattle, Washington 98134, Attention: Corporate Secretary, on or prior to August 21, 2006.
Item 6. Exhibits
     (a) Exhibits:

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of	—	—	—	—	X
Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of	—	—	—	—	X
Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of	—	—	—	—	X
Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of	—	—	—	—	X
Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
August 11, 2006	By:	/s/ Michael Casey
Michael Casey
executive vice president, chief financial officer and chief administrative officer

Signing on behalf of the registrant and as principal financial officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of	—	—	—	—	X
Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of	—	—	—	—	X
Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of	—	—	—	—	X
Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of	—	—	—	—	X
Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002