Form 10-K
period 2006-10-01
STARBUCKS CORP
filed 2006-12-14
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 1, 2006
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to     .
Commission File Number: 0-20322
Starbucks Corporation
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-1325671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2401 Utah Avenue South Seattle, Washington 98134 (Address of principal executive offices, zip code)

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE):
(206) 447-1575

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, $0.001 Par Value Per Share

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 31, 2006 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $28.2 billion.

As of December 8, 2006, there were 754,857,728 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 21, 2007 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

FORM 10-K
For the Fiscal Year Ended October 1, 2006

PART I

Item 1. Business

GENERAL

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) was formed in 1985. Starbucks purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels and, through certain of its equity investees, Starbucks produces and sells ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks, and a line of superpremium ice creams. All channels outside the Company-operated retail stores are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as one of the most recognized and respected brands in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new channels of distribution. The Company’s brand portfolio includes superpremium Tazo® teas, Starbucks Hear Music® compact discs, Seattle’s Best Coffee® and Torrefazione Italia® coffee.

SEGMENT FINANCIAL INFORMATION

Beginning in the fiscal fourth quarter of 2006, the Company increased its reporting segments from two to three to include a Global Consumer Products Group (“CPG”) segment in addition to the United States and International segments. This additional operating segment reflects the culmination of internal management realignments in fiscal 2006, and the successful development and launch of certain branded products in the United States and internationally commencing in fiscal 2005 and continuing throughout fiscal 2006. Additionally, with the 100% acquisition of the Company’s operations in Hawaii in fiscal 2006 and the shift in internal management of this market to the United States, these operations have been moved from the International segment into the United States segment. Segment information for all prior periods presented has been revised to reflect these changes.

The United States and International segments both include Company-operated retail stores and certain components of Specialty Operations. Specialty operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business. International specialty operations primarily include retail store licensing operations in more than 25 countries and foodservice accounts in Canada and the United Kingdom. The CPG segment includes the Company’s grocery and warehouse club business as well as branded products operations worldwide. Information about Starbucks revenues, earnings before income taxes, depreciation and amortization, income from equity investees, equity method investments, identifiable assets, net impairment and disposition losses and capital expenditures by segment is included in Note 19 “Segment Reporting” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K (“Form 10-K” or “Report”).

2	STARBUCKS CORPORATION, FORM 10-K

REVENUE COMPONENTS

The following table shows the Company’s revenue components for the fiscal year ended October 1, 2006:

	% of	% of
	Total Net	Specialty
REVENUES	Revenues	Revenues

Company-operated retail	85%

Specialty:
Licensing:
Retail stores	7%	45%
Grocery and warehouse club	4%	24%
Branded products	<1%	2%

Total licensing	11%	71%
Foodservice and other:
Foodservice	4%	27%
Other initiatives	<1%	2%

Total foodservice and other	4%	29%
Total specialty	15%	100%

Total net revenues	100%

COMPANY-OPERATED RETAIL STORES

The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing each customer a unique Starbucks Experience. The Starbucks Experience, or third place after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share primarily by opening additional stores in existing markets and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, Starbucks opened 1,040 new Company-operated stores during the fiscal year ended October 1, 2006 (“fiscal 2006”). Starbucks Company-operated retail stores, including 11 Seattle’s Best Coffee® (“SBC”) stores and 4 Hear Music retail stores, accounted for 85% of total net revenues during fiscal 2006.

STARBUCKS CORPORATION, FORM 10-K	3

The following table summarizes total Company-operated retail store data for the periods indicated:

	Net Stores Opened
	During the
	Fiscal Year Ended		Stores Open as of

	Oct 1, 2006	Oct 2, 2005	Oct 1, 2006	Oct 2, 2005

United States (1)	810	580	5,728	4,918
International:
United Kingdom	47	45	514	467
Canada	74	62	508	434
Thailand	22	14	85	63
Australia	25	14	83	58
Germany	24	9	68	44
China	14	18	38	24
Singapore	5	(3)	37	32
Puerto Rico (1)	6	5	17	11
Chile	6	1	16	10
Ireland	7	1	8	1

Total International	230	166	1,374	1,144

Total Company-operated	1,040	746	7,102	6,062

(1)	International store data has been adjusted for the acquisitions of the Puerto Rico and Hawaii operations by reclassifying historical information from Licensed stores to Company-operated stores. United States store data was also adjusted to align with the Hawaii operations segment change by reclassifying historical information from International Company-operated stores to the United States.

Starbucks retail stores are typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format, its stores are located in or near a variety of settings, including downtown and suburban retail centers, office buildings and university campuses. While the Company selectively locates stores in shopping malls, it focuses on locations that provide convenient access for both pedestrians and drivers. With the flexibility in store size and format, the Company also locates retail stores in select rural and off-highway locations to serve a broader array of customers outside major metropolitan markets and further expand brand awareness. To provide a greater degree of access and convenience for nonpedestrian customers, the Company has increased development of Drive-Thru retail stores. At the end of fiscal 2006, the Company operated approximately 1,600 Drive-Thru locations.

All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages, a selection of teas and distinctively packaged roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, bottled water, coffee-making equipment and accessories, a selection of compact discs, games and seasonal novelty items. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. In the United States and in International markets, approximately 3,800 stores and 1,300 stores, respectively, carry a selection of prepared sandwiches and salads. Starbucks continues to expand its food warming program in select markets in the United States, with approximately 640 stores as of October 1, 2006 providing warm food items including breakfast sandwiches.

The Company’s retail sales mix by product type during fiscal 2006 was as follows: 77% beverages, 15% food, 3% whole bean coffees and 5% coffee-making equipment and other merchandise.

SPECIALTY OPERATIONS

Specialty Operations strive to develop the Company’s brands outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by

4	STARBUCKS CORPORATION, FORM 10-K

establishing relationships with prominent third parties that share the Company’s values and commitment to quality. These relationships take various forms, including licensing arrangements, foodservice accounts and other initiatives related to the Company’s core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations. During fiscal 2006, specialty revenues (which include royalties and fees from licensees, as well as product sales derived from Specialty Operations) accounted for 15% of total net revenues.

Licensing — Retail stores

In its licensed retail store operations, the Company leverages the expertise of its local partners and shares Starbucks operating and store development experience. Licensee partners are typically master concessionaires, which can provide improved access to desirable retail space, or prominent retailers with in-depth market knowledge and access. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee, tea, compact discs and related products for resale in licensed locations. Employees working in licensed retail locations are required to follow Starbucks detailed store operating procedures and attend training classes similar to those given to employees in Company-operated stores.

During fiscal 2006, 733 new Starbucks licensed retail stores were opened in the United States and, as of October 1, 2006, the Company’s licensees operated 3,168 stores. During fiscal 2006, 426 new International licensed stores were opened. At October 1, 2006, the Company’s International operating segment had a total of 2,170 licensed retail stores. Product sales to and royalty and license fee revenues from U.S. and International licensed retail stores accounted for 45% of specialty revenues in fiscal 2006.

At fiscal year end 2006, Starbucks total licensed retail stores by region and specific location were as follows:

Asia Pacific		Europe/Middle East/Africa		Americas

Japan	650	Spain	55	United States	3,168
China	223	Turkey	51	Canada	178
Taiwan	175	Greece	50	Mexico	101
South Korea	174	Saudi Arabia	46	Peru	9
Philippines	98	United Arab Emirates	44	The Bahamas	5
Malaysia	71	Kuwait	36
New Zealand	45	Switzerland	27
Indonesia	45	France	26
		Austria	11
		Lebanon	11
		Bahrain	8
		Qatar	8
		Cyprus	7
		UK	6
		Jordan	5
		Oman	4
		Ireland	1

Total	1,481	Total	396	Total	3,461

Licensing — Grocery and warehouse club

In grocery and warehouse club stores throughout the United States, the Company sells a selection of Starbucks® whole bean and ground coffees, as well as Seattle’s Best Coffee and Torrefazione Italia branded coffees and a selection of premium Tazo® teas through a licensing relationship with Kraft Foods Inc. (“Kraft”). Kraft manages all distribution, marketing, advertising and promotion of these products. In International markets, Starbucks also has licensing arrangements with other grocery and warehouse club stores. By the end of fiscal 2006, the Company’s coffees and teas were available in approximately 31,900 grocery and warehouse club stores, with 30,000 in the United States and 1,900 in International markets. Revenues from this category comprised 24% of specialty revenues in fiscal 2006.

STARBUCKS CORPORATION, FORM 10-K	5

Licensing — Branded products

The Company has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds 50% equity interests. The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks. The Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc., develops and distributes superpremium ice creams.

Starbucks and Jim Beam Brands Co., a unit of Fortune Brands, Inc., manufacture and market Starbucks-branded premium coffee liqueur products in the United States and Canada. The Company introduced a coffee liqueur product nationally during the fiscal second quarter of 2005, and launched a coffee and cream liqueur product in the second quarter of fiscal 2006 in restaurants, bars and retail outlets where premium distilled spirits are sold. During the fiscal fourth quarter of 2006, the Company launched Starbuckstm Coffee Liqueur and Cream Liqueur in Canada. The Company does not and will not sell the liqueur products in its Company-operated or licensed retail stores.

In September 2005, the Company launched Starbucks Discoveriestm, a ready-to-drink chilled cup coffee beverage in refrigerated cases of convenience stores in Japan, through a manufacturing and distribution agreement with Suntory Limited, and in Taiwan, through separate co-packing and distribution agreements with Uni-President Enterprises Corporation and the Company’s equity investee, President Starbucks Coffee Taiwan Ltd. In fiscal 2006, the Company entered the ready-to-drink coffee category in South Korea through a licensing agreement with Dong Suh Foods Corporation to import bottled Starbucks Frappuccino® coffee drinks produced in the United States.

Collectively, the revenues from these branded products accounted for 2% of specialty revenues in fiscal 2006.

Foodservice

The Company sells whole bean and ground coffees, including the Starbucks, Seattle’s Best Coffee and Torrefazione Italia brands, as well as a selection of premium Tazo® teas, to institutional foodservice companies that service business, industry, education and healthcare accounts, office coffee distributors, hotels, restaurants, airlines and other retailers. The majority of the Company’s direct distribution accounts are with SYSCO Corporation’s and U.S. Foodservice’stm national broadline distribution networks and Starbucks foodservice sales, customer service and support resources are aligned with those of SYSCO Corporation and U.S. Foodservice. Starbucks and Seattle’s Best Coffee are the only superpremium national-brand coffees actively promoted by SYSCO Corporation. The Company’s total worldwide foodservice operations had approximately 16,200 accounts at fiscal year end 2006, and revenues from these accounts comprised 27% of total specialty revenues.

Other Initiatives

Included in this category is the Company’s emerging entertainment business, which encompasses multiple music and technology based initiatives designed to appeal to new and existing Starbucks customers. Among these initiatives are strategic marketing and co-branding arrangements, such as the 24-hour Starbucks Hear Musictm digital music channel 75 available to all XM Satellite Radio subscribers, and the availability of wireless broadband Internet service in Company-operated retail stores located in the United States and Canada. Additionally, the entertainment business includes the innovative partnerships of Starbucks Hear Music with other music labels for the production, marketing and distribution of both exclusive and nonexclusive music, music programming for Starbucks stores worldwide, and CD sales through the Company’s website at Starbucks.com/hearmusic. In the first quarter of fiscal 2007, Starbucks and Apple® announced the availability of the Starbucks Hear Music catalog on the iTunes® Store, giving iTunes users the ability to preview, buy and download a wide variety of popular Starbucks Hear Music® titles.

The Company has a strategic agreement with Chase Bank USA, N.A. and Visa to issue the Starbucks Card Duettotm Visa® (the “Duetto Card”) in the United States, and a similar arrangement with Royal Bank of Canada and Visa Canada Association to issue the Duetto Card in Canada. The Duetto Card is a first-of-its-kind card, combining the functionality

6	STARBUCKS CORPORATION, FORM 10-K

of a credit card with the convenience of a reloadable Starbucks Card. Through these arrangements, Starbucks primarily receives commissions for each activated customer account and payments based on credit card usage.

Collectively, the operations of these other initiatives accounted for 2% of specialty revenues in fiscal 2006.

PRODUCT SUPPLY

Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with its rigorous coffee standards, Starbucks controls its coffee purchasing, roasting and packaging, and the distribution of coffee used in its operations.

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

The Company depends upon its relationships with coffee producers, outside trading companies and exporters for its supply of green coffee. With green coffee commodity prices at relatively low levels in recent years, the Company has used fixed-price purchase commitments in order to secure an adequate supply of quality green coffee, bring greater certainty to the cost of sales in future periods, and promote sustainability by paying a fair price to coffee producers. As of October 1, 2006, the Company had $546 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through fiscal 2007. The Company believes, based on relationships established with its suppliers, the risk of non-delivery on such purchase commitments is remote. During the first few months of fiscal 2006, green coffee commodity prices increased moderately. Since then, commodity prices have stabilized but still remain above the historically low levels experienced in recent years. Based on its market experience, the Company believes that fixed-price purchase commitments are less likely to be available on favorable terms when commodity prices are high. If prices were to move higher during fiscal 2007, Starbucks would likely return to its previous practice of entering into price-to-be-fixed purchase contracts to meet a large part of its demand. These types of contracts state the quality, quantity and delivery periods but allow the price of green coffee over a market index to be established after contract signing. The Company believes that, through a combination of fixed-price and price-to-be-fixed contracts it will be able to secure an adequate supply of quality green coffee. However, an increased use of price-to-be-fixed contracts instead of fixed-price contracts would decrease the predictability of coffee costs in future periods.

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

In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. Dairy prices in the United States, which closely follow the monthly Class I fluid milk base price as calculated by the U.S. Department of Agriculture, rose in both fiscal 2004 and 2005, then declined in 2006. Should prices rise significantly in the future, Starbucks profitability could be adversely affected. In the United States, the Company purchases substantially all of its fluid milk requirements from two dairy suppliers. The Company believes, based on relationships established with these suppliers, that the risk of non-delivery of enough fluid milk to support its U.S. retail business is remote.

STARBUCKS CORPORATION, FORM 10-K	7

The Company also purchases a broad range of paper and plastic products, such as cups, lids, napkins, straws, shopping bags and corrugated paper boxes from several companies to support the needs of its retail stores as well as its manufacturing and distribution operations. The cost of these materials is dependent in part upon commodity paper and plastic resin costs, but the Company believes it mitigates the effect of short-term raw material price fluctuations through strategic relationships with key suppliers. In the United States, the Company is contractually required to purchase all of its cups, lids, straws and cutlery from a single supplier. Any material interruption in the supply of these products to the Company, if not offset by sufficient purchases from other suppliers, could materially adversely affect the Company’s supply chain and its ability to serve its U.S. retail customers. The Company believes, based on its relationship with this supplier, that the risk of non-delivery of enough of these products to support its U.S. retail business is remote.

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

COMPETITION

The Company’s primary competitors for coffee beverage sales are restaurants, specialty coffee shops and doughnut shops. In almost all markets in which the Company does business, there are numerous competitors in the specialty coffee beverage business, and management expects this situation to continue. Although competition in the beverage market is currently fragmented, competition is increasing, particularly from competitors in the quick-service restaurant sector who are focusing on growing the specialty coffee part of their business. A major competitor with substantially greater financial, marketing and operating resources than the Company could enter this market at any time and compete directly against Starbucks.

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

Starbucks believes that supermarkets are the most competitive distribution channel for specialty whole bean coffee, in part because supermarkets offer customers a variety of choices without having to make a separate trip to a specialty coffee store. A number of coffee manufacturers are distributing premium coffee products in supermarkets. Regional specialty coffee companies also sell whole bean coffees in supermarkets.

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

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

The Company owns and/or has applied to register numerous trademarks and service marks in the United States and in nearly 180 additional countries throughout the world. Rights to the trademarks and service marks in the United

8	STARBUCKS CORPORATION, FORM 10-K

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

RESEARCH AND DEVELOPMENT

Starbucks research and development efforts are led by food scientists, engineers, chemists and culinarians in the Research and Development department. This team is responsible for the technical development of food and beverage products and new equipment. The Company spent approximately $6.5 million, $6.2 million and $4.7 million during fiscal 2006, 2005 and 2004, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

SEASONALITY AND QUARTERLY RESULTS

Starbucks business is subject to seasonal fluctuations. Significant portions of the Company’s net revenues and profits are realized during the first quarter of the fiscal year, which includes the holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company’s rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

EMPLOYEES

As of October 1, 2006, the Company employed approximately 145,800 people worldwide. In the United States, Starbucks employed approximately 123,600 people, with 116,100 in Company-operated retail stores and the remainder in the Company’s administrative and regional offices, and store development, roasting and warehousing operations. Approximately 22,200 employees were employed in International, with 21,200 in Company-operated retail stores and the remainder in the Company’s regional support facilities and roasting and warehousing operations. At fiscal year end, employees at nine of the Company’s Canadian stores were represented by a union. Starbucks believes its current relations with its employees are good.

AVAILABLE INFORMATION

Starbucks Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of Starbucks website at http://investor.starbucks.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on the Company’s website is not part of this or any other report Starbucks files with, or furnishes to, the SEC.

Starbucks demonstrates its commitment to corporate social responsibility (“CSR”) by conducting its business in ways that produce social, environmental and economic benefits to the communities in which Starbucks operates. The Company aligns its principles for social responsibility with its overall strategy and business operations. As a result, Starbucks believes it delivers benefits to the Company and its stakeholders — partners, customers, suppliers, shareholders, community members and others — while distinguishing Starbucks as a leader within the coffee industry. Providing open communication and transparency helps the Company be accountable to its stakeholders. To support this goal, Starbucks publishes a CSR Annual Report. Starbucks fiscal 2006 CSR Annual Report will be available online at

STARBUCKS CORPORATION, FORM 10-K	9

www.starbucks.com/csr beginning March 14, 2007. To request a printed copy of the report, which will be available in late March 2007, please call 1-800-23-LATTE (1-800-235-2883) or email your request to info@starbucks.com.

Item 1A. Risk Factors

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. Starbucks is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. The risks below are not the only ones the Company faces. Additional risks and risks that management currently considers immaterial may also have an adverse effect on the Company.

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

•	Starbucks is subject to a number of significant risks that might cause the Company’s actual results to vary materially from its forecasts, targets, or projections, including:

•	declines in actual or estimated comparable store sales growth rates and expectations;

•	failing to meet annual targets for store openings, as a result of delays in store openings or failing to identify and secure sufficient real estate locations;

•	negative trends in operating expenses or failing to continue to increase net revenues and operating income in any or all of Starbucks United States, International and CPG operating segments;

•	failing to penetrate and expand into emerging International markets, such as China;

•	opening less productive stores and cannibalizing existing stores with new stores;

•	higher costs associated with maintaining and refurbishing the Company’s existing base of Company-operated retail stores;

10	STARBUCKS CORPORATION, FORM 10-K

•	failing to anticipate, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support the growth of its business, including managing the costs associated with such resources;

•	failing to integrate, leverage and generate expected rates of return on investments, including expansion of existing businesses and expansion through domestic and foreign acquisitions;

•	failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund its growth;

•	declines in general consumer demand for specialty coffee products;

•	failing to meet customer demand efficiently during peak periods;

•	lack of customer acceptance of new products;

•	lack of customer acceptance of Starbucks products in new markets;

•	failing to consistently provide high quality products and innovate new products and business processes to retain the Company’s existing customer base and attract new customers;

•	increases in the price of high quality arabica coffee, dairy products, fuel, energy or other consumables, and the Company’s inability to obtain a sufficient supply of such commodities and consumables as its business grows;

•	failing to manage the impact of any adverse publicity regarding the Company’s business practices or the health effects of consuming its products;

•	increased labor costs, including significant increases in health care benefits and worker’s compensation insurance costs;

•	litigation against Starbucks, particularly any class action litigation;

•	unfavorable general economic conditions in the markets in which Starbucks operates, including, but not limited to, changes in interest rates, unemployment rates, disposable income and other events or factors that adversely affect consumer spending;

•	unanticipated changes in executive management;

•	any material interruption in the Company’s supply chain, such as material interruption of roasted coffee supply due to the casualty loss of any of the Company’s roasting plants, or material interruption in the supply of fluid milk or paper and plastic products such as cups, lids, napkins, straws, shopping bags and corrugated paper boxes, in each case due to the inability of one or more key suppliers to fulfill the Company’s requirements;

•	the impact of initiatives by competitors and increased competition generally;

•	failing to manage the impact on Starbucks business of factors such as labor discord, war, terrorism, political instability in certain markets and natural disasters; and

•	interruptions in service by common carriers that ship goods within the Company’s distribution channels.

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

STARBUCKS CORPORATION, FORM 10-K	11

Starbucks fails to preserve the quality of its products, is perceived to act in an unethical or socially irresponsible manner or fails to deliver a consistently positive consumer experience in each of its markets.

• Starbucks is highly dependent on the financial performance of its United States operating segment.

The Company’s financial performance is highly dependent on its United States operating segment, which comprised 79% of consolidated total net revenues in fiscal 2006. Any substantial or sustained decline in these operations, if not offset by increased financial performance elsewhere, could materially adversely affect the Company’s business and financial results.

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

Starbucks expects the People’s Republic of China to be its largest market outside of the United States. Any significant or prolonged deterioration in U.S.-China relations might adversely affect the Company’s China business. The Company’s growing investments in its China operations will increase the Company’s exposure in this market.

12	STARBUCKS CORPORATION, FORM 10-K

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

Additionally, Starbucks plans to enter selected markets in other developing countries (such as Russia and India) as an important part of the projected growth of the International operating segment. Some of those markets pose legal and business challenges similar to the China market, such as substantial uncertainty regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights.

• Effectively managing the Company’s rapid growth is challenging.

The Company’s long-term goal is to open approximately 20,000 Starbucks stores in the United States and at least 20,000 stores in International markets. Starbucks expects annual total net revenue growth of approximately 20% and annual earnings per share growth of approximately 20-25% for the next three to five year period. Effectively managing growth on this scale is challenging, particularly as Starbucks expands into new markets internationally, and it becomes increasingly difficult to ensure a consistent supply of high quality raw materials, to hire sufficient numbers of key employees to meet the Company’s growth targets, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience. Achieving the Company’s growth targets is also dependent on its ability to open more new stores in the current year as well as future years than it opened in prior years.

•	The loss of key personnel or difficulties recruiting and retaining qualified personnel could jeopardize the Company’s ability to meet its growth targets.

The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executive and operating officers and other personnel. Starbucks must continue to recruit, retain and motivate management and operating personnel sufficient to maintain its current business and support its projected growth. A shortage or loss of these key employees might jeopardize the Company’s ability to meet its growth targets.

• Starbucks faces intense competition in the specialty coffee market.

There are numerous competitors in almost every market in which Starbucks operates and in which it expects to expand in both the specialty coffee beverage business and the specialty whole bean coffee business. This is especially true in the major metropolitan areas where Starbucks operates and expects to expand, in virtually all of which there are local or regional competitors with substantial collective market presence. Although competition in the specialty coffee beverage market is currently fragmented, competition is increasing, particularly from competitors in the quick-service restaurant sector who are focusing on growing the specialty coffee beverage part of their businesses. A major competitor with substantially greater financial, marketing and operating resources than Starbucks could enter this market at any time and compete directly against Starbucks. The Company’s whole bean coffees compete directly against specialty coffees sold through supermarkets, specialty retailers and a growing number of specialty coffee stores. Some of the Company’s competitors in these whole bean specialty coffee distribution channels have greater financial and marketing resources than Starbucks. Both the Company’s whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. Starbucks also faces well-established competitors in many international markets. If Starbucks fails to maintain

STARBUCKS CORPORATION, FORM 10-K	13

and build market share in the specialty coffee market and the coffee market generally, it could harm the Company’s business and financial results.

• Adverse public or medical opinions about the health effects of consuming the Company’s products could harm its business.

Some of the Company’s products contain caffeine, dairy products, sugar and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high-calorie foods, have led to a rapidly rising rate of obesity. Particularly in the United States, there is increasing consumer awareness of health risks, including obesity, due in part to increasing publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While Starbucks has a variety of beverage and food items that are low in caffeine and calories, an unfavorable report on the health effects of caffeine or other compounds present in the Company’s products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for the Company’s beverages and food products.

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

The management of Starbucks is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s rapid growth and entry into new, globally dispersed markets will place significant additional pressure on the Company’s system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and timely or to detect and prevent fraud.

Item 1B. Unresolved Staff Comments

Not applicable.

14	STARBUCKS CORPORATION, FORM 10-K

Item 2. Properties

The following table shows properties used by Starbucks in connection with its roasting and distribution operations:

	Approximate Size	Owned or
Location	in Square Feet	Leased	Purpose

Kent, WA	332,000	Owned	Roasting and distribution
Kent, WA	402,000	Leased	Warehouse
Renton, WA	125,000	Leased	Warehouse
York County, PA	365,000	Owned	Roasting and distribution
York County, PA	297,000	Owned	Warehouse
York County, PA	42,000	Leased	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Portland, OR	80,000	Leased	Warehouse
Basildon, United Kingdom	141,000	Leased	Warehouse and distribution
Amsterdam, Netherlands	94,000	Leased	Roasting and distribution

The Company leases approximately 1,000,000 square feet of office space and owns a 200,000 square foot office building in Seattle, Washington for corporate administrative purposes.

As of October 1, 2006, Starbucks had more than 7,100 Company-operated retail stores, of which nearly all are located in leased premises. The Company also leases space in approximately 120 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

Item 3. Legal Proceedings

See discussion of Legal Proceedings in Note 18 to the consolidated financial statements included in Item 8 of this Report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position

Howard Schultz	53	chairman of the Board of Directors
James L. Donald	52	president, chief executive officer and director
James C. Alling	45	president, Starbucks Coffee U.S.
Martin Coles	51	president, Starbucks Coffee International
Gerardo I. Lopez	47	senior vice president; president, Global Consumer Products
Michael Casey	61	executive vice president, chief financial officer and chief administrative officer
Paula E. Boggs	47	executive vice president, general counsel and secretary
Dorothy J. Kim	44	executive vice president, Supply Chain Operations
David A. Pace	47	executive vice president, Partner Resources

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

STARBUCKS CORPORATION, FORM 10-K	15

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

Gerardo I. Lopez joined Starbucks in October 2004 as senior vice president; president, Global Consumer Products. Prior to joining Starbucks, Mr. Lopez was an executive with the Handleman Entertainment Resources division of Handleman Company, serving as president from November 2001 to September 2004 and as senior vice president and general manager from May 2000 to November 2001. From April 1997 to May 2000, Mr. Lopez was an executive with International Home Foods, Inc. serving as president of its International division from April 1999 to May 2000 and as senior vice president and general manager of its SouthWest Brands division from April 1997 to April 1999. Previously, Mr. Lopez held positions of increasing responsibility with Frito-Lay, Inc., Pepsi-Cola Company and The Procter & Gamble Company. Mr. Lopez serves on the board of directors of TXU Corp.

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

16	STARBUCKS CORPORATION, FORM 10-K

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

SHAREHOLDER INFORMATION

MARKET INFORMATION AND DIVIDEND POLICY

The Company’s common stock is traded on the Global Select Market of The NASDAQ Stock Market, Inc. (“NASDAQ”), under the symbol “SBUX.” The following table shows the quarterly high and low closing sale prices per share of the Company’s common stock as reported by NASDAQ for each quarter during the last two fiscal years:

	High	Low

October 1, 2006:
Fourth Quarter	$38.02	$29.55
Third Quarter	39.63	34.93
Second Quarter	37.63	30.24
First Quarter	31.96	24.91
October 2, 2005:
Fourth Quarter	$26.35	$23.08
Third Quarter	28.13	22.78
Second Quarter	30.80	24.79
First Quarter	31.94	23.53

As of December 8, 2006, the Company had approximately 16,653 shareholders of record. Starbucks has never paid any dividends on its common stock. The Company presently intends to retain earnings for use in its business and to repurchase shares of common stock and, therefore, does not anticipate paying a cash dividend in the near future.

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended October 1, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs (2)	or Programs (2)

July 3, 2006 – July 30, 2006	6,601,624	$34.54	6,601,624	29,440,530
July 31, 2006 – August 27, 2006	7,262,404	30.87	7,262,404	22,178,126
August 28, 2006 – October 1, 2006	690,000	31.48	690,000	21,488,126

Total	14,554,028	32.57	14,554,028

(1)	Monthly information is presented by reference to the Company’s fiscal months during the fourth quarter of fiscal 2006.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock, as follows: 20 million shares publicly announced on May 5, 2005, 10 million shares publicly announced on September 22, 2005 and 25 million shares publicly announced August 2, 2006. Shares remaining for repurchase relate to the August 2, 2006 authorization, which has no expiration date.

STARBUCKS CORPORATION, FORM 10-K	17

Item 6. Selected Financial Data
In thousands, except earnings per share and store operating data

The following selected financial data are derived from the consolidated financial statements of the Company. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Company’s consolidated financial statements and notes. In particular, see Note 1 to the consolidated financial statements included in Item 8 of this Report for a description of accounting changes that materially affect the comparability of the data presented below.

	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
AS OF AND FOR THE FISCAL YEAR ENDED (1)	(52 Wks)	(52 Wks)	(53 Wks)	(52 Wks)	(52 Wks)

RESULTS OF OPERATIONS
Net revenues:
Company-operated retail	$6,583,098	$5,391,927	$4,457,378	$3,449,624	$2,792,904
Specialty:
Licensing	860,676	673,015	565,798	409,551	311,932
Foodservice and other	343,168	304,358	271,071	216,347	184,072

Total specialty	1,203,844	977,373	836,869	625,898	496,004

Total net revenues	7,786,942	6,369,300	5,294,247	4,075,522	3,288,908

Operating income	893,952	780,518	606,494	420,672	313,301
Gain on sale of investment (2)	—	—	—	—	13,361
Earnings before cumulative effect of change in accounting principle	581,473	494,370	388,880	265,177	210,460
Cumulative effect of accounting change for FIN 47, net of taxes (3)	17,214	—	—	—	—
Net earnings	$564,259	$494,370	$388,880	$265,177	$210,460
Earnings per common share before cumulative effect of change in accounting principle — diluted	$0.73	$0.61	$0.47	$0.33	$0.26
Cumulative effect of accounting change for FIN 47, net of taxes — per common share	0.02	—	—	—	—
Net earnings per common share — diluted	$0.71	$0.61	$0.47	$0.33	$0.26
Cash dividends per share	—	—	—	—	—

BALANCE SHEET
Working capital (4)	$(405,832)	$(17,662)	$604,636	$335,767	$328,777
Total assets	4,428,941	3,513,693	3,386,266	2,775,931	2,249,432
Short-term borrowings (5)	700,000	277,000	—	—	—
Long-term debt (including current portion)	2,720	3,618	4,353	5,076	5,786
Shareholders’ equity	$2,228,506	$2,090,262	$2,469,936	$2,068,507	$1,712,453

STORE INFORMATION
Percentage change in comparable store sales (6)
United States	7%	9%	11%	9%	7%
International	8%	6%	6%	7%	1%
Consolidated	7%	8%	10%	8%	6%
Stores opened during the year: (7)(8)
United States
Company-operated stores	810	580	521	514	507
Licensed stores	733	596	417	315	264
International
Company-operated stores	230	166	144	126	118
Licensed stores	426	330	262	246	288

Total	2,199	1,672	1,344	1,201	1,177

18	STARBUCKS CORPORATION, FORM 10-K

	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004	Sept 28, 2003	Sept 29, 2002
AS OF AND FOR THE FISCAL YEAR ENDED (1)	(52 Wks)	(52 Wks)	(53 Wks)	(52 Wks)	(52 Wks)

Stores open at year end:(8)
United States
Company-operated stores	5,728	4,918	4,338	3,817	3,239
Licensed stores	3,168	2,435	1,839	1,422	1,033
International
Company-operated stores	1,374	1,144	978	834	708
Licensed stores	2,170	1,744	1,414	1,152	906

Total	12,440	10,241	8,569	7,225	5,886

(1)	The Company’s fiscal year ends on the Sunday closest to September 30.

(2)	On October 10, 2001, the Company sold 30,000 of its shares of Starbucks Coffee Japan, Ltd. at approximately $495 per share, net of related costs, which resulted in a gain of $13.4 million.

(3)	As discussed in Note 1 “Asset Retirement Obligations” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, Starbucks adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” at the end of the fourth fiscal quarter of 2006.

(4)	Working capital deficit as of October 1, 2006 was primarily due to increased current liabilities from short term borrowings under the revolving credit facility. See (5) below.

(5)	In August 2006, the Company increased its borrowing capacity under the five-year revolving credit facility to $1 billion and had borrowings of $700 million outstanding as of October 1, 2006.

(6)	Includes only Starbucks Company-operated retail stores open 13 months or longer. Comparable store sales percentage for fiscal 2004 excludes the extra sales week.

(7)	Store openings are reported net of closures.

(8)	International store information has been adjusted for the fiscal 2006 acquisitions of Hawaii and Puerto Rico and fiscal 2005 acquisitions of Germany, Southern China and Chile licensed operations by reclassifying historical information from Licensed stores to Company-operated stores. United States store information was also adjusted to align with the Hawaii operations segment change by reclassifying historical information from International Company-operated stores to the United States.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. The fiscal years ended on October 1, 2006 and October 2, 2005, included 52 weeks. The fiscal year ended October 3, 2004, included 53 weeks, with the 53rd week falling in the fiscal fourth quarter.

MANAGEMENT OVERVIEW

During the fiscal year ended October 1, 2006, the Company’s focus on execution in all areas of its business, from U.S. and International Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance. Management believes that its ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks fiscal 2006 performance reflects the Company’s continuing commitment to achieving this balance.

The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. Starbucks opened 2,199 new stores in fiscal 2006 and plans to open approximately 2,400 in fiscal 2007. With a presence in 37 countries, serving customers more than 40 million times per week, management

STARBUCKS CORPORATION, FORM 10-K	19

continues to believe that the Company’s long-term goal of approximately 20,000 Starbucks retail locations throughout the United States and at least 20,000 stores in International markets is achievable.

In addition to opening new retail stores, Starbucks works to increase revenues generated at new and existing Company-operated stores by attracting new customers and increasing the frequency of visits by current customers. The strategy is to increase comparable store sales by continuously improving the level of customer service, introducing innovative products and improving speed with service through training, technology and process improvement.

Global comparable store sales for Company-operated markets increased by 7%, making fiscal 2006 the 15th consecutive year with comparable store sales growth of 5% or greater. Comparable store sales growth for fiscal 2007 is expected to be in the range of 3% to 7%.

In licensed retail operations, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores. Internationally, the Company’s strategy is to selectively increase its equity stake in licensed international operations as these markets develop. In January 2006, the Company increased its equity ownership from 5% to 100% in its operations in Hawaii and Puerto Rico, and subsequent to the end of fiscal 2006 purchased a 90% stake in its previously-licensed operations in Beijing, China.

The combination of more retail stores, comparable store sales growth of 7% and growth in other business channels in the U.S., International, and CPG operating segments resulted in a 22% increase in total net revenues for fiscal 2006, compared to fiscal 2005. The Company expects revenue growth of approximately 20% in fiscal 2007, consistent with its three to five year revenue growth target.

Operating income as a percentage of total net revenues decreased to 11.5% in fiscal 2006 from 12.3% in fiscal 2005, due to the recognition of stock-based compensation. Net earnings increased by 14% in fiscal 2006, compared to fiscal 2005. Reported operating margin and net earnings include the effects of stock-based compensation in fiscal 2006, while stock-based compensation expense was not included in the Company’s consolidated financial results in fiscal 2005.

ACQUISITIONS

In January 2006, Starbucks increased its equity ownership to 100% in its operations in Hawaii and Puerto Rico and applied the consolidation method of accounting from the acquisition date. Previously the Company owned 5% of both Coffee Partners Hawaii and Café del Caribe in Puerto Rico. Because Coffee Partners Hawaii was a general partnership, the equity method of accounting was previously applied. Retroactive application of the equity method of accounting for the Puerto Rico investment, which was previously accounted for under the cost method, resulted in a reduction of retained earnings of $0.5 million as of April 2, 2006. The cumulative effect of the accounting change for financial results previously reported under the cost method and as restated in this report under the equity method reduced net earnings by $97 thousand for the fiscal year ended October 2, 2005 and $93 thousand for the fiscal year ended October 2, 2004. Previously reported earnings per share amounts were not impacted.

On October 18, 2006, the Company acquired 90% equity ownership of the licensed operations of 61 Starbucks retail stores in Beijing and Tianjin, China (See Note 20 “Subsequent Event”).

20	STARBUCKS CORPORATION, FORM 10-K

RESULTS OF OPERATIONS — FISCAL 2006 COMPARED TO FISCAL 2005

The following table presents the consolidated statement of earnings as well as the percentage relationship to total net revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	Oct 1, 2006	% of	Oct 2, 2005	% of	Oct 3, 2004	% of
FISCAL YEAR ENDED	(52 Wks)	Revenues	(52 Wks)	Revenues	(53 Wks)	Revenues

STATEMENTS OF EARNINGS DATA

Net revenues:
Company-operated retail	$6,583,098	84.5%	$5,391,927	84.7%	$4,457,378	84.2%
Specialty:
Licensing	860,676	11.1	673,015	10.5	565,798	10.7
Foodservice and other	343,168	4.4	304,358	4.8	271,071	5.1

Total specialty	1,203,844	15.5	977,373	15.3	836,869	15.8

Total net revenues	7,786,942	100.0	6,369,300	100.0	5,294,247	100.0

Cost of sales including occupancy costs	3,178,791	40.8	2,605,212	40.9	2,191,440	41.4
Store operating expenses	2,687,815	40.8 (1)	2,165,911	40.2 (1)	1,790,168	40.2 (1)
Other operating expenses	260,087	21.6 (2)	197,024	20.2 (2)	171,648	20.5 (2)
Depreciation and amortization expenses	387,211	5.0	340,169	5.3	289,182	5.5
General and administrative expenses	473,023	6.1	357,114	5.6	304,293	5.7

Subtotal operating expenses	6,986,927	89.7	5,665,430	88.9	4,746,731	89.7

Income from equity investees	93,937	1.2	76,648	1.2	58,978	1.1

Operating income	893,952	11.5	780,518	12.3	606,494	11.5
Interest and other income, net	12,291	0.1	15,829	0.2	14,140	0.2

Earnings before income taxes	906,243	11.6	796,347	12.5	620,634	11.7
Income taxes	324,770	4.1	301,977	4.7	231,754	4.4

Earnings before cumulative effect of change in accounting principle	581,473	7.5%	494,370	7.8%	388,880	7.3%
Cumulative effect of accounting change for FIN 47, net of taxes	17,214	0.3	—	—	—	—

Net earnings	$564,259	7.2%	$494,370	7.8%	$388,880	7.3%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

CONSOLIDATED RESULTS OF OPERATIONS

Net revenues for the fiscal year ended 2006 increased 22% to $7.8 billion from $6.4 billion for fiscal 2005, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2007 compared to fiscal 2006.

During the fiscal year ended 2006, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $6.6 billion for the fiscal year ended 2006, from $5.4 billion for fiscal 2005. This increase was primarily due to the opening of 1,040 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% in fiscal 2006. The increase in comparable store sales was due to a 5% increase in the number of customer transactions and a 2% increase in the average value per transaction. Management believes increased customer traffic continues to be driven by sustained popularity of core products, new product innovation and a high level of customer satisfaction.

STARBUCKS CORPORATION, FORM 10-K	21

The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as “Specialty Operations.” Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 23% to $1.2 billion for the fiscal year ended 2006, from $977 million for fiscal 2005.

Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club and certain other branded product operations, increased 28% to $861 million for fiscal 2006, from $673 million for fiscal 2005. The increase is primarily due to higher product sales and royalty revenues from the opening of 1,159 new licensed retail stores in the last 12 months and, to a lesser extent, growth in the licensed grocery and warehouse club business.

Foodservice and other revenues increased 13% to $343 million for fiscal 2006, from $304 million for fiscal 2005. Foodservice and other revenues increased primarily due to growth in new and existing U.S. foodservice accounts.

Cost of sales including occupancy costs decreased slightly to 40.8% of total net revenues for fiscal 2006, from 40.9% in fiscal 2005. The decrease was primarily due to fixed rent costs in fiscal 2006 being distributed over an expanded revenue base, as well as increased occupancy costs in fiscal 2005 resulting from intensified store maintenance activities. These favorable items, combined with lower dairy costs, offset higher green coffee costs for fiscal 2006.

Store operating expenses as a percentage of Company-operated retail revenues increased to 40.8% for fiscal 2006 from 40.2% for fiscal 2005. The increase was due to the recognition of stock-based compensation expense and to higher provisions for incentive compensation.

Other operating expenses, which are expenses associated with the Company’s Specialty Operations, increased to 21.6% of specialty revenues in fiscal 2006, compared to 20.2% in fiscal 2005. The increase was primarily due to the recognition of stock-based compensation expense as well as higher payroll-related expenditures to support the expanding licensed store operations, both in the U.S. and in existing and new international markets.

Depreciation and amortization expenses increased to $387 million in fiscal 2006, from $340 million in fiscal 2005. The increase of $47 million was due to the opening of 1,040 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization decreased to 5.0% for fiscal 2006, from 5.3% for fiscal 2005.

General and administrative expenses increased to $473 million in fiscal 2006, compared to $357 million in fiscal 2005. The increase was due to higher payroll-related expenditures from the recognition of stock-based compensation expense, additional employees to support continued global growth, and higher professional fees in support of global systems infrastructure development. As a percentage of total net revenues, general and administrative expenses increased to 6.1% for fiscal 2006, from 5.6% for fiscal 2005.

Income from equity investees increased to $94 million in fiscal 2006, compared to $77 million in fiscal 2005. The increase was primarily due to favorable volume-driven operating results for The North American Coffee Partnership, which produces ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks, as well as improved operating results from international investees, including Korea and Japan, mainly as a result of new store openings.

Operating income increased 15% to $894 million in fiscal 2006, from $781 million in fiscal 2005. The operating margin decreased to 11.5% of total net revenues in fiscal 2006, compared to 12.3% in fiscal 2005, due to the recognition of stock-based compensation expense.

Net interest and other income, which primarily consists of interest income, decreased to $12 million in fiscal 2006, from $16 million in fiscal 2005. The decrease was primarily due to higher interest expense on the Company’s revolving credit facility, as well as lower interest income earned due to lower average investment balances, offset in part by the recognition of $4.4 million of income on unredeemed stored value card balances in fiscal 2006. There was no income recognized on unredeemed stored value card balances in fiscal 2005.

Income taxes for fiscal 2006 resulted in an effective tax rate of 35.8%, compared to 37.9% in fiscal 2005. The decline in the effective tax rate was due to the reversal of a valuation allowance in fiscal 2006 that had been established in fiscal 2005,

22	STARBUCKS CORPORATION, FORM 10-K

the settlement in the third quarter of fiscal 2006 of a multi-year income tax audit in a foreign jurisdiction for which the Company had established a contingent liability, and to increased effectiveness of the Company’s long-term tax planning strategies. The effective tax rate for fiscal 2007 is expected to be approximately 38%, with quarterly variations.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. Beginning in the fiscal fourth quarter of 2006, the Company increased its reporting segments from two to three to include a Global CPG segment in addition to the United States and International segments. This additional operating segment reflects the culmination of internal management realignments in fiscal 2006, and the successful development and launch of certain branded products in the United States and internationally commencing in fiscal 2005 and continuing throughout fiscal 2006. Additionally, with the 100% acquisition of the Company’s operations in Hawaii in fiscal 2006 and the shift in internal management of this market to the United States, these operations have been moved from the International segment into the United States segment. Segment information for all prior periods presented has been revised to reflect these changes.

The following tables summarize the Company’s results of operations by segment for fiscal 2006 and 2005 (in thousands):

	52 Weeks Ended			52 Weeks Ended

	Oct 1, 2006	Oct 2, 2005	% Change	Oct 1, 2006		Oct 2, 2005

				As a % of
UNITED STATES				U.S. Total Net Revenues

Net revenues:
Company-operated retail	$5,495,240	$4,539,455	21.1%	88.9%		89.1%
Specialty:
Licensing	369,155	277,987	32.8	6.0		5.4
Foodservice and other	314,162	280,073	12.2	5.1		5.5

Total specialty	683,317	558,060	22.4	11.1		10.9

Total net revenues	6,178,557	5,097,515	21.2	100.0		100.0
Cost of sales including occupancy costs	2,374,485	1,944,356		38.4		38.1
Store operating expenses	2,280,044	1,848,836		41.5	(1)	40.7	(1)
Other operating expenses	190,624	150,712		27.9	(2)	27.0	(2)
Depreciation and amortization expenses	284,625	250,339		4.6		4.9
General and administrative expenses	93,754	85,362		1.5		1.7
Income from equity investees	151	592		—		—

Operating income	$955,176	$818,502	16.7%	15.5%		16.1%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

STARBUCKS CORPORATION, FORM 10-K	23

	52 Weeks Ended			52 Weeks Ended
	Oct 1, 2006	Oct 2, 2005	% Change	Oct 1, 2006		Oct 2, 2005

				As a % of International
INTERNATIONAL				Total Net Revenues

Net revenues:
Company-operated retail	$1,087,858	$852,472	27.6%	83.5%		83.4%
Specialty:
Licensing	186,050	145,736	27.7	14.3		14.2
Foodservice and other	29,006	24,285	19.4	2.2		2.4

Total specialty	215,056	170,021	26.5	16.5		16.6

Total net revenues	1,302,914	1,022,493	27.4	100.0		100.0
Cost of sales including occupancy costs	625,008	511,761		48.0		50.1
Store operating expenses	407,771	317,075		37.5	(1)	37.2	(1)
Other operating expenses	50,900	32,061		23.7	(2)	18.9	(2)
Depreciation and amortization expenses	66,800	56,705		5.1		5.5
General and administrative expenses	78,337	53,069		6.0		5.2
Income from equity investees	34,370	30,477		2.6		3.0

Operating income	$108,468	$82,299	31.8%	8.3%		8.0%

				As a % of
GLOBAL CONSUMER PRODUCTS GROUP				CPG Total Net Revenues

Net revenues:
Specialty:
Licensing	$305,471	$249,292		100.0%	100.0%

Total specialty	305,471	249,292		100.0	100.0

Total net revenues	305,471	249,292	22.5%	100.0	100.0
Cost of sales	179,298	149,095		58.7	59.8
Other operating expenses	18,563	14,251		6.1	5.7
Depreciation and amortization expenses	108	76		—	—
Income from equity investees	59,416	45,579		19.4	18.2

Operating income	$166,918	$131,449	27.0%	54.6%	52.7%

			As a % of
UNALLOCATED CORPORATE			Total Net Revenues

Depreciation and amortization expenses	$35,678	$33,049	0.4%	0.5%
General and administrative expenses	300,932	218,683	3.9	3.4

Operating loss	$(336,610)	$(251,732)	(4.3)%	(3.9)%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

United States

The Company’s United States operations (“United States”) represent 83% of Company-operated retail revenues, 57% of total specialty revenues and 79% of total net revenues. United States operations sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty Operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.

24	STARBUCKS CORPORATION, FORM 10-K

United States total net revenues increased 21% to $6.2 billion for the fiscal year ended 2006, compared to $5.1 billion for fiscal 2005.

United States Company-operated retail revenues increased 21% to $5.5 billion for the fiscal year ended 2006, compared to $4.5 billion for fiscal 2005. United States Company-operated retail revenues increased primarily due to the opening of 810 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% for fiscal 2006. The increase in comparable store sales was due to a 5% increase in the average value per transaction and a 2% increase in the number of customer transactions. Management believes increased customer traffic continues to be driven by new product innovation, continued popularity of core products and a high level of customer satisfaction.

Total United States specialty revenues increased 22% to $683 million for the fiscal year ended 2006, compared to $558 million in fiscal 2005. United States licensing revenues increased 33% to $369 million, compared to $278 million for fiscal 2005. United States licensing revenues increased due to increased product sales and royalty revenues as a result of opening 733 new licensed retail stores in the last 12 months. Foodservice and other revenues increased 12% to $314 million from $280 million for fiscal 2005. United States foodservice and other revenues increased primarily due to growth in new and existing foodservice accounts.

United States operating income increased 17% to $955 million for the fiscal year ended 2006, from $819 million for the fiscal year ended 2005. Operating margin decreased to 15.5% of related revenues from 16.1% in fiscal 2005. The decrease was due to the recognition of stock-based compensation expense.

International

The Company’s International operations (“International”) represent the remaining 17% of Company-operated retail revenues and 18% of total specialty revenues as well as 17% of total net revenues. International operations sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United Kingdom, Canada, Thailand, Australia, Germany, China, Singapore, Puerto Rico, Chile and Ireland. Specialty Operations in International primarily include retail store licensing operations in more than 25 countries and foodservice accounts in Canada and the United Kingdom. The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established areas of the business while at the same time investing in emerging markets and channels, such as China. The Company’s International operations are in various early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.

International total net revenues increased 27% to $1.3 billion for the fiscal year ended 2006, compared to $1.0 billion for fiscal 2005. International Company-operated retail revenues increased 28% to $1.1 billion for the fiscal year ended 2006, compared to $852 million for fiscal 2005. International Company-operated revenues increased due to the opening of 230 new Company-operated retail stores in the last 12 months, comparable store sales growth of 8% for fiscal 2006, and the weakening of the U.S. dollar against the Canadian dollar. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions and a 3% increase in the average value per transaction.

Total International specialty revenues increased 26% to $215 million for the fiscal year ended 2006, compared to $170 million for fiscal 2005. International licensing revenues increased 28% to $186 million for the fiscal year ended 2006, compared to $146 million in fiscal 2005. International licensing revenues increased due to higher product sales and royalty revenues from opening 426 new licensed retail stores in the last 12 months. International foodservice and other revenues increased 19% to $29 million for the fiscal year ended 2006, compared to $24 million in fiscal 2005. International foodservice and other revenues increased primarily due to growth in the total number of foodservice accounts.

International operating income increased to $108 million for the fiscal year ended 2006, compared to $82 million in fiscal 2005. Operating margin increased to 8.3% of related revenues from 8.0% in fiscal 2005, primarily due to lower cost of sales including occupancy costs due to leverage gained from fixed costs distributed over an expanded revenue base, as

STARBUCKS CORPORATION, FORM 10-K	25

well as lower dairy costs. These improvements were partially offset by higher store operating expenses and other operating expenses due to higher payroll-related expenditures primarily to support global expansion as well as the recognition of stock-based compensation expense.

Global Consumer Products Group

The Company’s CPG segment represents 25% of total specialty revenues and 4% of total net revenues. CPG operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas through licensing arrangements with Kraft and other grocery and warehouse club stores in United States and international markets. CPG operations also produce and sell ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks, and Starbucks® superpremium ice creams, through its joint venture partnerships, and Starbuckstm Coffee and Cream Liqueurs through a marketing and distribution agreement. Through other manufacturing, distribution and co-packing agreements, the Company produces and sells ready-to-drink products in international locations.

CPG total net revenues increased 23% to $305 million for the fiscal year ended 2006, compared to $249 million for fiscal 2005, primarily due to volume growth in the licensed grocery and warehouse club business as well as sales of ready-to-drink coffee beverages introduced in Japan, Taiwan and Korea in the fall of 2005.

CPG operating income increased to $167 million for the fiscal year ended 2006, compared to $131 million for fiscal 2005. Operating margin increased to 54.6% of related revenues, from 52.7% in fiscal 2005, primarily due to higher income from the Company’s equity investees and lower cost of sales as a percentage of revenues. The increase in equity investee income was primarily due to volume-driven results for The North American Coffee Partnership, which produces ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks Doubleshot® espresso drinks. Lower cost of sales was due to a sales mix shift to products with higher gross margins.

Unallocated Corporate

Unallocated corporate expenses pertain to corporate administrative functions that support but are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses. Unallocated corporate expenses increased to $337 million for the fiscal year ended 2006, from $252 million in fiscal 2005. The increase was due to higher payroll-related expenditures from the recognition of stock-based compensation expense and to additional employees, as well as higher professional fees primarily in support of global systems infrastructure development. Total unallocated corporate expenses as a percentage of total net revenues were 4.3% for the fiscal year ended 2006, compared to 3.9% for fiscal 2005.

RESULTS OF OPERATIONS — FISCAL 2005 COMPARED TO FISCAL 2004

CONSOLIDATED RESULTS OF OPERATIONS

Net revenues for the fiscal year ended 2005 increased 20% to $6.4 billion from $5.3 billion for the 53-week period of fiscal 2004, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues increased 23% when calculated on a comparative 52-week basis for both fiscal 2005 and 2004.

During the fiscal year ended 2005, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 21% to $5.4 billion for the fiscal year ended 2005, from $4.5 billion for the 53-week period of fiscal 2004. Company-operated retail revenues increased 23% when calculated on a comparative 52-week basis for both fiscal 2005 and 2004. This increase was primarily due to the opening of 746 new Company-operated retail stores in the last 12 months and comparable store sales growth of 8% for the 52 weeks ended October 2, 2005. The increase in comparable store sales was due to a 4% increase in the number of customer transactions and a 4% increase in the average value per transaction. Comparable store sales growth percentages were calculated excluding the extra week of fiscal 2004. The increase in the average value per transaction was primarily due to a beverage price increase in October 2004 in the Company’s U.S. and Canadian markets.

26	STARBUCKS CORPORATION, FORM 10-K

The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 17% to $977 million for the fiscal year ended 2005, from $837 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, total specialty revenues increased 19%.

Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club and certain other branded-product licensed operations, increased 19% to $673 million for the 52-week period of 2005, from $566 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, total licensing revenues increased 21%, primarily due to higher product sales and royalty revenues from the opening of 926 new licensed retail stores in the last 12 months.

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

Store operating expenses as a percentage of Company-operated retail revenues were 40.2% for both the 52-week period of fiscal 2005 and the 53-week period of fiscal 2004, primarily due to higher average revenue per retail transaction in fiscal 2005, offset by higher payroll-related expenditures, as well as higher maintenance and repair expenditures to ensure a consistent Starbucks Experience in existing stores. In order to facilitate ongoing retail store revenue growth, the Company opened a higher number of Drive Thru locations over the past year and extended store operating hours, which contributed to the higher payroll-related expenditures.

Other operating expenses, which are expenses associated with the Company’s Specialty Operations, decreased to 20.2% of specialty revenues in the 52-week period of fiscal 2005, compared to 20.5% in the 53-week period of fiscal 2004. The decrease was primarily due to lower expenditures within the grocery, warehouse club and foodservice businesses, partially offset by higher payroll-related expenditures to support the Company’s emerging entertainment business and to support the growth of Seattle’s Best Coffee licensed café operations.

Depreciation and amortization expenses increased to $340 million in the 52-week period of fiscal 2005, from $289 million in the 53-week period of fiscal 2004. The increase was primarily from the opening of 746 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization decreased to 5.3% for the 52 weeks ended October 2, 2005, from 5.5% for the corresponding 53-week fiscal 2004 period.

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

Income from equity investees increased to $77 million in the 52-week period of fiscal 2005, compared to $59 million in the 53-week period of fiscal 2004. The increase was primarily due to volume-driven operating results for The North American Coffee Partnership, which produces ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks, and improved operating results from international investees, particularly in Japan and Korea, mainly as a result of new store openings.

STARBUCKS CORPORATION, FORM 10-K	27

Operating income increased 29% to $781 million in the 52-week period of fiscal 2005, from $606 million in the 53-week period of fiscal 2004. The operating margin increased to 12.3% of total net revenues in the 52-week period of fiscal 2005, compared to 11.5% in the 53-week period of fiscal 2004, primarily due to strong revenue growth.

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

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment for fiscal 2005 and 2004 (in thousands):

	52 Weeks	53 Weeks		52 Weeks		53 Weeks
	Ended	Ended		Ended		Ended

	Oct 2, 2005	Oct 3, 2004	% Change	Oct 2, 2005		Oct 3, 2004

				As a % of U.S.
UNITED STATES				Total Net Revenues

Net revenues:
Company-operated retail	$4,539,455	$3,800,367	19.4%	89.1%		89.1%
Specialty:
Licensing	277,987	211,269	31.6	5.4		5.0
Foodservice and other	280,073	253,502	10.5	5.5		5.9

Total specialty	558,060	464,771	20.1	10.9		10.9

Total net revenues	5,097,515	4,265,138	19.5	100.0		100.0

Cost of sales including occupancy costs	1,944,356	1,642,745		38.1		38.5
Store operating expenses	1,848,836	1,546,871		40.7	(1)	40.7	(1)
Other operating expenses	150,712	122,335		27.0	(2)	26.3	(2)
Depreciation and amortization expenses	250,339	209,586		4.9		4.9
General and administrative expenses	85,362	80,221		1.7		1.9
Income from equity investees	592	564		—		—

Operating income	$818,502	$663,944	23.3%	16.1%		15.6%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

28	STARBUCKS CORPORATION, FORM 10-K

	52 Weeks	53 Weeks		52 Weeks		53 Weeks
	Ended	Ended		Ended		Ended

	Oct 2, 2005	Oct 3, 2004	% Change	Oct 2, 2005		Oct 3, 2004

				As a % of International
INTERNATIONAL				Total Net Revenues

Net revenues:
Company-operated retail	$852,472	$657,011	29.8%	83.4%		82.8%
Specialty:
Licensing	145,736	119,325	22.1	14.2		15.0
Foodservice and other	24,285	17,569	38.2	2.4		2.2

Total specialty	170,021	136,894	24.2	16.6		17.2

Total net revenues	1,022,493	793,905	28.8	100.0		100.0

Cost of sales including occupancy costs	511,761	403,870		50.1		50.9
Store operating expenses	317,075	243,297		37.2	(1)	37.0	(1)
Other operating expenses	32,061	26,795		18.9	(2)	19.6	(2)
Depreciation and amortization expenses	56,705	46,196		5.5		5.8
General and administrative expenses	53,069	48,206		5.2		6.1
Income from equity investees	30,477	20,961		3.0		2.6

Operating income	$82,299	$46,502	77.0%	8.0%		5.9%

				As a % of CPG
GLOBAL CONSUMER PRODUCTS GROUP				Total Net Revenues

Net revenues:
Specialty:
Licensing	$249,292	$235,204		100.0%	100.0%
Total specialty	249,292	235,204		100.0	100.0

Total net revenues	249,292	235,204	6.0%	100.0	100.0
Cost of sales	149,095	144,825		59.8	61.6
Other operating expenses	14,251	22,518		5.7	9.6
Depreciation and amortization expenses	76	862		—	0.3
Income from equity investees	45,579	37,453		18.2	15.9

Operating income	$131,449	$104,452	25.8%	52.7%	44.4%

			As a % of
UNALLOCATED CORPORATE			Total Net Revenues

Depreciation and amortization expenses	$33,049	$32,538	0.5%	0.6%
General and administrative expenses	218,683	175,866	3.4	3.3

Operating loss	$(251,732)	$(208,404)	(3.9)%	(3.9)%

(1)	Shown as a percentage of related Company-operated retail revenues.

(2)	Shown as a percentage of related total specialty revenues.

STARBUCKS CORPORATION, FORM 10-K	29

United States

United States total net revenues increased 20% to $5.1 billion for the fiscal year ended 2005, compared to $4.3 billion for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States total net revenues increased 22%. United States Company-operated retail revenues increased 19% to $4.5 billion for the fiscal year ended 2005, compared to $3.8 billion for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States Company-operated retail revenues increased 22%, primarily due to the opening of 580 new Company-operated retail stores in the last 12 months and comparable store sales growth of 9% for the 52-week period of fiscal 2005. The increase in comparable store sales was due to a 5% increase in the average value per transaction, including 3% attributable to a beverage price increase in October 2004, and a 4% increase in the number of customer transactions.

Total United States specialty revenues increased 20% to $558 million for the fiscal year ended 2005, compared to $465 million in the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States specialty revenues increased 23%. United States licensing revenues increased 32% to $278 million, compared to $211 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States licensing revenues increased 35%, due to increased product sales and royalty revenues as a result of opening 596 new licensed retail stores in the last 12 months. Foodservice and other revenues increased 10% to $280 million from $254 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, United States foodservice and other revenues increased 13%, primarily due to growth in new and existing foodservice accounts, as well as growth in the emerging entertainment business.

United States operating income increased by 23% to $819 million for the fiscal year ended 2005, from $664 million for the fiscal year ended 2004. Operating margin increased to 16.1% of related revenues from 15.6% in the 53-week period of fiscal 2004. The increase was primarily due to leverage from strong revenue growth.

International

International total net revenues increased 29% to $1.0 billion for the fiscal year ended 2005, compared to $794 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, International total net revenues increased 31%. International Company-operated retail revenues increased 30% to $852 million for the fiscal year ended 2005, compared to $657 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, International Company-operated revenues increased 32%, primarily due to the opening of 166 new Company-operated retail stores in the last 12 months, comparable store sales growth of 6% for the 52-week period of fiscal 2005, and the weakening of the U.S. dollar against both the Canadian dollar and British pound sterling. The increase in comparable store sales resulted from a 4% increase in the number of customer transactions and a 2% increase in the average value per transaction.

Total International specialty revenues increased 24% to $170 million for the fiscal year ended 2005, compared to $137 million for the 53-week period of fiscal 2004. Excluding the impact of the extra week in fiscal 2004, International specialty revenues increased 26%. International licensing revenues increased 22% to $146 million for the fiscal year ended 2005, compared to $119 million in the 53-week period of fiscal 2004. Excluding the impact of the extra week in 2004, International licensing revenues increased 24%, due to higher product sales and royalty revenues from opening 330 new licensed retail stores in the last 12 months. International foodservice and other revenues increased 38% to $24 million for the fiscal year ended 2005, compared to $18 million in the 53-week period of fiscal 2004. Excluding the impact of the extra week in 2004, international foodservice and other revenues increased 41%, primarily due to growth in new and existing foodservice accounts.

International operating income increased to $82 million for the fiscal year ended 2005, compared to $47 million in the 53-week period of fiscal 2004. Operating margin increased to 8.0% of related revenues from 5.9% in the 53-week period of fiscal 2004, primarily due to leverage gained on most fixed costs distributed over an expanded revenue base.

30	STARBUCKS CORPORATION, FORM 10-K

Global Consumer Products Group

CPG total net revenues increased 6% to $249 million for the fiscal year ended 2005, compared to $235 million for the 53-week period of fiscal 2004, due to the national rollout of the Starbuckstm Coffee Liqueur during the fiscal second quarter of 2005 and growth in the licensed grocery and warehouse club business.

CPG operating income increased by 26% to $131 million for the fiscal year ended 2005, compared to $104 million for the 53-week period of fiscal 2004. Operating margin increased to 52.7% of related revenues from 44.4% in fiscal 2004, primarily due to lower other operating expenses from reduced expenditures within the grocery and warehouse club channels and higher equity investee income from volume-driven operating results for The North American Coffee Partnership, which produces ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks.

Unallocated Corporate

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

LIQUIDITY AND CAPITAL RESOURCES

Components of the Company’s most liquid assets are as follows (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

Cash and cash equivalents	$312,606	$173,809
Short-term investments — available-for-sale securities	87,542	95,379
Short-term investments — trading securities	53,496	37,848
Long-term investments — available-for-sale securities	5,811	60,475

Total cash, cash equivalents and liquid investments	$459,455	$367,511

The Company manages its cash, cash equivalents and liquid investments in order to internally fund operating needs and pay down short-term borrowings. The $92 million increase in total cash and cash equivalents and liquid investments from October 2, 2005 to October 1, 2006, was primarily due to strong operating cash flows.

The Company intends to use its cash and liquid investments, including any borrowings under its $1 billion revolving credit facility, to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in selected equity method investees and licensed operations, particularly in international markets. Depending on market conditions, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Management believes that strong cash flow generated from operations, existing cash and liquid investments, as well as borrowing capacity under the revolving credit facility, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions, share repurchases and/or other new business opportunities may require additional outside funding.

Other than normal operating expenses, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as potential increased investments in International licensees and for additional share repurchases, if any. Management expects capital expenditures to be in the range of $950 million to $1.0 billion in fiscal 2007, primarily driven by new store development and existing store renovations.

STARBUCKS CORPORATION, FORM 10-K	31

Cash provided by operating activities totaled $1.1 billion for fiscal 2006. Net earnings provided $564 million and noncash depreciation and amortization expenses further increased cash provided by operating activities by $413 million. In addition, an increase in accrued taxes payable due to the timing of payments provided $133 million.

Cash used by investing activities for fiscal 2006 totaled $841 million. Net capital additions to property, plant and equipment used $771 million, primarily from opening 1,040 new Company-operated retail stores and remodeling certain existing stores. During fiscal 2006, the Company used $92 million for acquisitions, net of cash acquired. In addition, the net activity in the Company’s portfolio of available-for-sale securities provided $61 million.

Cash used by financing activities for fiscal 2006 totaled $155 million. Cash used to repurchase shares of the Company’s common stock totaled $854 million. This amount includes the effect of the net change in unsettled trades from October 2, 2005. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. Approximately 21.5 million shares remained available for repurchase as of October 1, 2006.

The Company had net borrowings under its credit facility of $423 million during fiscal 2006, which consisted of additional gross borrowings of $1.4 billion offset by gross principal repayments of $993 million. Management increased the Company’s borrowing capacity under its credit facility during the fiscal fourth quarter of 2006, from $500 million to $1.0 billion, as provided in the original credit facility. As of October 1, 2006, a total of $700 million was outstanding under the facility.

Partially offsetting cash used for share repurchases were proceeds of $159 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.

The following table summarizes the Company’s contractual obligations and borrowings as of October 1, 2006, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands):

	PAYMENTS DUE BY PERIOD

		Less than	1 – 3	3 – 5	More than
CONTRACTUAL OBLIGATIONS	Total	1 Year	Years	Years	5 Years

Debt obligations (1)	$740,480	$738,405	$1,660	$415	$—
Operating lease obligations (2)	3,892,938	531,634	1,013,312	861,271	1,486,721
Purchase obligations (3)	619,862	440,720	153,044	21,761	4,337

Total	$5,253,280	$1,710,759	$1,168,016	$883,447	$1,491,058

(1)	Debt amounts include principal maturities and expected interest payments. Rates utilized to determine interest payments for variable rate debt are based on an estimate of future interest rates. The amount due in less than one year includes $700 million of short term borrowings under the facility.

(2)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Purchase obligations relate primarily to green coffee and other commodities.

Starbucks expects to fund these commitments primarily with operating cash flows generated in the normal course of business, as well as ongoing borrowings under the facility.

OFF-BALANCE SHEET ARRANGEMENT

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. (“Starbucks Japan”). The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount

32	STARBUCKS CORPORATION, FORM 10-K

due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of October 1, 2006, the maximum amount of the guarantees was approximately $6.0 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its balance sheet.

PRODUCT WARRANTIES

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores, as well as equipment sold to the Company’s licensees for use in retail licensing operations, are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. Effective fiscal 2006, the Company elected to discontinue repairing brewing machines and instead offer an exchange to customers as a general right of return for any of its products. As a result, Starbucks maintains a sales return allowance based on historical patterns to reduce related revenues for estimated future product returns. Prior to fiscal 2006, the Company established an accrual for estimated warranty costs at the time of sale, also based on historical experience. Product warranty costs and changes to the related accrual were not significant for the periods ended October 1, 2006 and October 2, 2005.

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

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound sterling, euro and Japanese yen. Under the Company’s umbrella risk management policy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Starbucks may engage in transactions involving various derivative instruments, with maturities generally not exceeding five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.

As of October 1, 2006, the Company had forward foreign exchange contracts that qualify as cash flow hedges under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge a portion of anticipated international revenue and product purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as hedges of its net investment in Starbucks Japan, an equity method investment, as well as the Company’s net investments in its Canadian and U.K. subsidiaries. These contracts expire within 33 months.

STARBUCKS CORPORATION, FORM 10-K	33

Based on the foreign exchange contracts outstanding as of October 1, 2006, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of October 1, 2006, would result in a reduced fair value of these derivative financial instruments of approximately $44 million, of which $22 million may reduce the Company’s future earnings. Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $38 million, of which $20 million may increase the Company’s future earnings. Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in their fair value would be mostly offset by corresponding decreases or increases in the dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and product purchases that would occur within the hedging period.

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

INTEREST RATE RISK

The Company’s available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are investment grade and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income.” The Company does not hedge the interest rate exposure on its available-for-sale securities. The Company performed a sensitivity analysis based on a 10% change in the underlying interest rate of its interest bearing financial instruments, including its short-term borrowings and long-term debt, as of the end of fiscal 2006, and determined that such a change would not have a significant effect on the fair value of these instruments.

SEASONALITY AND QUARTERLY RESULTS

The Company’s business is subject to seasonal fluctuations. Significant portions of the Company’s net revenues and profits are realized during the first quarter of the Company’s fiscal year, which includes the holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company’s rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Starbucks considers its policies on impairment of long-lived assets, accounting for self insurance reserves, stock-based compensation and accounting for operating leases to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

34	STARBUCKS CORPORATION, FORM 10-K

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

STOCK-BASED COMPENSATION

Starbucks accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings.

OPERATING LEASES

Starbucks leases retail stores, roasting and distribution facilities and office space under operating leases. The Company provides for an estimate of asset retirement obligation (“ARO”) expense at the lease inception date for operating leases with requirements to remove leasehold improvements at the end of the lease term. Estimating AROs involves subjective assumptions regarding both the amount and timing of actual future retirement costs. Future actual costs could differ significantly from amounts initially estimated. In addition, the large number of operating leases, and the significant number of international markets in which the Company has operating leases, adds administrative complexity to the calculation of ARO expense as well as to the other technical accounting requirements of operating leases such as contingent rent.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting

STARBUCKS CORPORATION, FORM 10-K	35

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Starbucks must adopt these new requirements no later than its first fiscal quarter of 2009. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and the Company will adopt the new requirements in fiscal 2008. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s consolidated financial statements.

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

36	STARBUCKS CORPORATION, FORM 10-K

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS
In thousands, except earnings per share

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Net revenues:
Company-operated retail	$6,583,098	$5,391,927	$4,457,378
Specialty:
Licensing	860,676	673,015	565,798
Foodservice and other	343,168	304,358	271,071

Total specialty	1,203,844	977,373	836,869

Total net revenues	7,786,942	6,369,300	5,294,247

Cost of sales including occupancy costs	3,178,791	2,605,212	2,191,440
Store operating expenses	2,687,815	2,165,911	1,790,168
Other operating expenses	260,087	197,024	171,648
Depreciation and amortization expenses	387,211	340,169	289,182
General and administrative expenses	473,023	357,114	304,293

Subtotal operating expenses	6,986,927	5,665,430	4,746,731

Income from equity investees	93,937	76,648	58,978

Operating income	893,952	780,518	606,494
Interest and other income, net	12,291	15,829	14,140

Earnings before income taxes	906,243	796,347	620,634
Income taxes	324,770	301,977	231,754

Earnings before cumulative effect of change in accounting principle	581,473	494,370	388,880
Cumulative effect of accounting change for FIN 47, net of taxes	17,214	—	—

Net earnings	$564,259	$494,370	$388,880

Per common share:
Earnings before cumulative effect of change in accounting principle — basic	$0.76	$0.63	$0.49
Cumulative effect of accounting change for FIN 47, net of taxes	0.02	—	—

Net earnings — basic	$0.74	$0.63	$0.49

Earnings before cumulative effect of change in accounting principle — diluted	$0.73	$0.61	$0.47
Cumulative effect of accounting change for FIN 47, net of taxes	0.02	—	—

Net earnings — diluted	$0.71	$0.61	$0.47

Weighted average shares outstanding:
Basic	766,114	789,570	794,347
Diluted	792,556	815,417	822,930

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION, FORM 10-K	37

CONSOLIDATED BALANCE SHEETS
In thousands, except share data

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

ASSETS
Current assets:
Cash and cash equivalents	$312,606	$173,809
Short-term investments — available-for-sale securities	87,542	95,379
Short-term investments — trading securities	53,496	37,848
Accounts receivable, net of allowances of $3,827 and $3,079, respectively	224,271	190,762
Inventories	636,222	546,299
Prepaid expenses and other current assets	126,874	94,429
Deferred income taxes, net	88,777	70,808

Total current assets	1,529,788	1,209,334
Long-term investments — available-for-sale securities	5,811	60,475
Equity and other investments	219,093	201,089
Property, plant and equipment, net	2,287,899	1,842,019
Other assets	186,917	72,893
Other intangible assets	37,955	35,409
Goodwill	161,478	92,474

Total assets	$4,428,941	$3,513,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340,937	$220,975
Accrued compensation and related costs	288,963	232,354
Accrued occupancy costs	54,868	44,496
Accrued taxes	94,010	78,293
Short-term borrowings	700,000	277,000
Other accrued expenses	224,154	198,082
Deferred revenue	231,926	175,048
Current portion of long-term debt	762	748

Total current liabilities	1,935,620	1,226,996
Long-term debt	1,958	2,870
Other long-term liabilities	262,857	193,565

Total liabilities	2,200,435	1,423,431
Shareholders’ equity:
Common stock ($0.001 par value) and additional paid-in-capital — authorized, 1,200,000,000 shares; issued and outstanding, 756,602,071 and 767,442,110 shares, respectively, (includes 3,394,200 common stock units in both periods)	756	767
Additional paid-in capital	—	90,201
Other additional paid-in-capital	39,393	39,393
Retained earnings	2,151,084	1,938,987
Accumulated other comprehensive income	37,273	20,914

Total shareholders’ equity	2,228,506	2,090,262

Total liabilities and shareholders’ equity	$4,428,941	$3,513,693

See Notes to Consolidated Financial Statements.

38	STARBUCKS CORPORATION, FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

OPERATING ACTIVITIES
Net earnings	$564,259	$494,370	$388,880
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change for FIN 47, net of taxes	17,214	—	—
Depreciation and amortization	412,625	367,207	314,047
Provision for impairments and asset disposals	19,622	19,464	17,948
Deferred income taxes, net	(84,324)	(31,253)	(3,770)
Equity in income of investees	(60,570)	(49,537)	(31,707)
Distributions of income from equity investees	49,238	30,919	38,328
Stock-based compensation	105,664	—	—
Tax benefit from exercise of stock options	1,318	109,978	63,405
Excess tax benefit from exercise of stock options	(117,368)	—	—
Net amortization of premium on securities	2,013	10,097	11,603
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(85,527)	(121,618)	(77,662)
Accounts payable	104,966	9,717	27,948
Accrued compensation and related costs	54,424	22,711	54,929
Accrued taxes	132,725	14,435	7,677
Deferred revenue	56,547	53,276	47,590
Other operating assets and liabilities	(41,193)	(6,851)	3,702

Net cash provided by operating activities	1,131,633	922,915	862,918

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(639,192)	(643,488)	(887,969)
Maturity of available-for-sale securities	269,134	469,554	170,789
Sale of available-for-sale securities	431,181	626,113	452,467
Acquisitions, net of cash acquired	(91,734)	(21,583)	(7,515)
Net purchases of equity, other investments and other assets	(39,199)	(7,915)	(64,747)
Net additions to property, plant and equipment	(771,230)	(643,296)	(416,917)

Net cash used by investing activities	(841,040)	(220,615)	(753,892)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	159,249	163,555	137,590
Excess tax benefit from exercise of stock options	117,368	—	—
Net borrowings under revolving credit facility	423,000	277,000	—
Principal payments on long-term debt	(898)	(735)	(722)
Repurchase of common stock	(854,045)	(1,113,647)	(203,413)

Net cash used by financing activities	(155,326)	(673,827)	(66,545)

Effect of exchange rate changes on cash and cash equivalents	3,530	283	3,110

Net increase in cash and cash equivalents	138,797	28,756	45,591

CASH AND CASH EQUIVALENTS
Beginning of period	173,809	145,053	99,462

End of period	$312,606	$173,809	$145,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$10,576	$1,060	$370
Income taxes	$274,134	$227,812	$172,759

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION, FORM 10-K	39

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
In thousands, except share data

				Other		Accumulated
			Additional	Additional		Other
	COMMON STOCK		Paid-in	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income/(Loss)	Total

Balance, September 28, 2003	787,385,072	$787	$958,316	$39,393	$1,055,737	$14,274	$2,068,507
Net earnings	—	—	—	—	388,880	—	388,880
Unrealized holding losses, net	—	—	—	—	—	(4,925)	(4,925)
Translation adjustment	—	—	—	—	—	19,892	19,892

Comprehensive income							403,847

Exercise of stock options, including tax benefit of $62,415	15,416,982	16	172,016	—	—	—	172,032
Sale of common stock, including tax benefit of $990	1,968,144	2	28,961	—	—	—	28,963
Repurchase of common stock	(9,958,510)	(10)	(203,403)	—	—	—	(203,413)

Balance, October 3, 2004	794,811,688	$795	$955,890	$39,393	$1,444,617	$29,241	$2,469,936
Net earnings	—	—	—	—	494,370	—	494,370
Unrealized holding gains, net	—	—	—	—	—	350	350
Translation adjustment, net of tax	—	—	—	—	—	(8,677)	(8,677)

Comprehensive income							486,043

Exercise of stock options, including tax benefit of $108,428	16,169,992	16	239,012	—	—	—	239,028
Sale of common stock, including tax benefit of $1,550	1,563,964	1	34,504	—	—	—	34,505
Repurchase of common stock	(45,103,534)	(45)	(1,139,205)	—	—	—	(1,139,250)

Balance, October 2, 2005	767,442,110	$767	$90,201	$39,393	$1,938,987	$20,914	$2,090,262
Net earnings	—	—	—	—	564,259	—	564,259
Unrealized holding gains, net	—	—	—	—	—	1,767	1,767
Translation adjustment, net of tax	—	—	—	—	—	14,592	14,592

Comprehensive income							580,618

Stock-based compensation expense	—	—	107,738	—	—	—	107,738
Exercise of stock options, including tax benefit of $116,762	13,222,729	13	235,272	—	—	—	235,285
Sale of common stock, including tax benefit of $1,924	1,544,634	2	42,649	—	—	—	42,651
Repurchase of common stock	(25,607,402)	(26)	(475,860)	—	(352,162)	—	(828,048)

Balance, October 1, 2006	756,602,071	$756	$—	$39,393	$2,151,084	$37,273	$2,228,506

See Notes to Consolidated Financial Statements.

40	STARBUCKS CORPORATION, FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended October 1, 2006, October 2, 2005, and October 3, 2004

Note 1: Summary of Significant Accounting Policies

Description of Business

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through its Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels and, through certain of its equity investees, Starbucks produces and sells ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks, and a line of superpremium ice creams. All channels outside the Company-operated retail stores are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as one of the most recognized and respected brands in the world. To achieve this goal, the Company plans to continue rapid expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand through the introduction of new products and the development of new channels of distribution. The Company’s brand portfolio includes superpremium Tazo® teas, Starbucks Hear Music® compact discs, Seattle’s Best Coffee® and Torrefazione Italia® coffee.

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

Fiscal Year End

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. The fiscal years ended on October 1, 2006 and October 2, 2005, included 52 weeks. The fiscal year ended October 3, 2004, included 53 weeks, with the 53rd week falling in the fiscal fourth quarter.

Reclassifications

Certain reclassifications of prior year’s balances have been made to conform to the current format.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

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

STARBUCKS CORPORATION, FORM 10-K	41

Cash Management

The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not presented for payment to the bank are reflected as a reduction of cash and cash equivalents on the consolidated financial statements.

Short-term and Long-term Investments

The Company’s short-term and long-term investments consist primarily of investment-grade marketable debt securities as well as bond and equity mutual funds, all of which are classified as trading or available-for-sale. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short-term, and all other available-for-sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of the Company’s investments in marketable debt and equity securities, as well as bond and equity mutual funds, is based upon the quoted market price on the last business day of the fiscal year. For equity securities of companies that are privately held, or where an observable quoted market price does not exist, the Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the security with securities of publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. For further information on investments, see Notes 4 and 7. The carrying value of short-term and long-term debt approximates fair value.

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

42	STARBUCKS CORPORATION, FORM 10-K

Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. For net investment hedges, the spot-to-spot method is used to calculate effectiveness. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported as a component of OCI. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into net earnings. Any ineffectiveness is recognized immediately in “Interest and other income, net” on the consolidated statements of earnings.

Allowance for doubtful accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method.

Inventories

Inventories are stated at the lower of cost (primarily moving average cost) or market. The Company records inventory reserves for obsolete and slow-moving items and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory turnover trends, historical experience and application of the specific identification method. As of October 1, 2006 and October 2, 2005, inventory reserves were $10.5 million and $8.3 million, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested for impairment annually in June and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2006, 2005 and 2004. Definite-lived intangibles, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives. For further information on goodwill and other intangible assets, see Note 9.

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

STARBUCKS CORPORATION, FORM 10-K	43

are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level.

The Company recognized net impairment and disposition losses of $19.6 million, $19.5 million and $17.9 million in fiscal 2006, 2005 and 2004, respectively, primarily from renovation and remodeling activity and, to a lesser extent, from underperforming Company-operated retail stores, in the normal course of business. Depending on the underlying asset that is impaired, these losses may be recorded in any one of the operating expense lines on the consolidated statements of earnings: for retail operations, these losses are recorded in “Store operating expenses”; for Specialty Operations, these losses are recorded in “Other operating expenses”; and for all other operations, these losses are recorded in either “Cost of sales including occupancy costs” or “General and administrative expenses.”

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance pool, to provide for the potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance and vehicle liability. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of October 1, 2006, and October 2, 2005, these reserves were $113.2 million and $91.6 million, respectively, and were included in “Accrued compensation and related costs” and “Other accrued expenses” on the consolidated balance sheets.

Revenue Recognition

Consolidated revenues are presented net of intercompany eliminations for wholly owned subsidiaries and investees controlled by the Company and for licensees accounted for under the equity method, based on the Company’s percentage ownership. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.

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

While the Company will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of earnings in “Income and other income, net.” For the fiscal year ended October 1, 2006, income recognized on unredeemed stored value card balances was $4.4 million. There was no income recognized on unredeemed stored value card balances during the fiscal years ended October 2, 2005 or October 3, 2004.

Retail Revenues

Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Starbucks maintains a sales return allowance, based on historical patterns, to reduce retail revenues for estimated future product returns, including defective brewing equipment, related to sales in the normal course of business. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

44	STARBUCKS CORPORATION, FORM 10-K

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

Specific to retail store licensing arrangements, initial nonrefundable development fees are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning, as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned. For certain licensing arrangements, where the Company intends to acquire an ownership interest, the initial nonrefundable development fees are deferred to “Other long-term liabilities” until acquisition, at which point the fees are reflected as a reduction of the Company’s investment.

Other arrangements involving multiple elements and deliverables as well as upfront fees are individually evaluated for revenue recognition. Cash payments received in advance of product or service delivery are recorded as deferred revenue.

Advertising

The Company expenses most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising campaign takes place and direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of customer acquisition expenses including applications for customers to apply for the Starbucks Card Duettotm Visa®. These capitalized costs are amortized over the life of the credit card which is estimated to be three years.

Total advertising expenses, recorded in “Store operating expenses,” “Other operating expenses” and “General and administrative expenses” on the consolidated statements of earnings, totaled $95.4 million, $87.7 million and $67.2 million in fiscal 2006, 2005 and 2004, respectively. As of October 1, 2006, and October 2, 2005, $19.2 million and $11.8 million, respectively, of capitalized advertising costs were recorded in “Prepaid expenses and other current assets” on the consolidated balance sheets.

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

STARBUCKS CORPORATION, FORM 10-K	45

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

Asset Retirement Obligations — Change in Accounting Principle

On October 1, 2006, Starbucks adopted FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143,” which requires the recognition of a liability for the fair value of a legally required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are primarily associated with the disposal of leasehold improvements which, at the end of a lease, the Company may be contractually obligated to remove in order to restore the facility back to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on current store closing costs, accretes that current cost forward to the date of estimated ARO removal, and discounts the future cost back as if it were performed at the inception of the lease. At the inception of such a lease, the Company records the ARO liability and also records a related capital asset in an amount equal to the estimated fair value of the liability. The ARO liability is accreted to its future value, with the accretion expense recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the asset, which generally mirrors the life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement costs incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statement of earnings. In future periods, the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates.

The initial impact of adopting FIN 47 resulted in a charge of $27.1 million, with a related tax benefit of $9.9 million, for a net expense of $17.2 million, or $0.02 per diluted share. The net amount was recorded as a cumulative effect of a change in accounting principle on the consolidated statement of earnings. FIN 47 requires that the cumulative approach to adoption be used rather than retrospectively revising prior year financial statements. The adoption increased “Property, plant and equipment, net,” by $15.5 million, increased “Other long-term liabilities” for AROs by $34.2 million, increased “Other assets” for deferred tax assets by $6.8 million, and decreased “Equity and other investments” by $5.3 million. The following table presents, on a pro forma basis, what the ARO liability would have been had FIN 47 been in effect during fiscal 2005 and 2004. These pro forma amounts are estimated based upon the information, assumptions and interest rates used to measure the ARO liability recognized upon adoption of FIN 47 as of October 1, 2006 (in millions):

Pro forma ARO liability, October 2, 2005	$29.2
Pro forma ARO liability, October 3, 2004	25.2
Pro forma ARO liability, September 28, 2003	20.9

Stock-based Compensation — Change in Accounting Principle

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock or stock appreciation rights to employees, non-employee directors and consultants. The Company also has employee stock purchase plans (“ESPP”).

Prior to the October 3, 2005 adoption of the SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), Starbucks accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board

46	STARBUCKS CORPORATION, FORM 10-K

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal 2006 was $105.0 million before income taxes and consisted of stock option and ESPP expense of $94.8 million and $10.2 million, respectively. The related total tax benefit was $36.1 million for fiscal 2006. Capitalized stock-based compensation at October 1, 2006 was $2.1 million, and was included in “Property, plant and equipment, net” and “Inventories” on the consolidated balance sheet.

Prior to the adoption of SFAS 123R, Starbucks presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the tax effect of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows.

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

STARBUCKS CORPORATION, FORM 10-K	47

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (in thousands, except earnings per share):

FISCAL YEAR ENDED	Oct 2, 2005	Oct 3, 2004

Net earnings	$494,370	$388,880
Deduct: stock-based compensation expense determined under fair value method, net of tax	(58,742)	(45,056)

Pro forma net income	$435,628	$343,824

Earnings per share:
Basic — as reported	$0.63	$0.49
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.08)	(0.06)

Basic — pro forma	$0.55	$0.43

Diluted — as reported	$0.61	$0.47
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.08)	(0.05)

Diluted — pro forma	$0.53	$0.42

Disclosures for the year ended October 1, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value of stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions for the 52 weeks ended October 1, 2006, October 2, 2005 and 53 weeks ended October 3, 2004:

	EMPLOYEE STOCK OPTIONS			ESPP
		2005	2004		2005	2004
FISCAL YEAR ENDED	2006	(Pro Forma)	(Pro Forma)	2006	(Pro Forma)	(Pro Forma)

Expected term (in years)	4.4	3.7	3.7	0.25 – 3.0	0.25 – 3.0	0.25 – 3.0
Expected stock price volatility	29%	33%	42%	22% – 50%	20% – 40%	19% – 43%
Risk-free interest rate	4.4%	3.5%	2.5%	2.3% – 5.0%	1.9% – 3.5%	0.9% – 2.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$9.59	$8.10	$5.30	$6.60	$5.05	$3.38

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

The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately. See Note 14 for additional details.

48	STARBUCKS CORPORATION, FORM 10-K

Foreign Currency Translation

The Company’s international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of “Accumulated other comprehensive income.”

Income Taxes

The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company establishes, and periodically reviews and re-evaluates, an estimated contingent tax liability to provide for the possibility of unfavorable outcomes in tax matters in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

Earnings per Share

The computation of basic earnings per share is based on the weighted average number of shares and common stock units that were outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options.

Common Stock Share Repurchases

The Company is allowed to repurchase shares of its common stock under a program authorized by its Board of Directors including pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934. Share repurchases are not displayed separately as treasury stock on the consolidated balance sheets or consolidated statements of shareholders’ equity in accordance with the Washington Business Corporation Act. Instead, the par value of repurchased shares is deducted from “Common stock” and the remaining excess repurchase price over par value is deducted from “Additional paid-in capital” and from “Retained earnings,” once additional paid-in capital is depleted. See Note 13 for additional information.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Starbucks must adopt these new requirements no later than its first fiscal quarter of 2009. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of

STARBUCKS CORPORATION, FORM 10-K	49

financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and the Company will adopt the new requirements in fiscal 2008. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s consolidated financial statements.

Note 2: Business Acquisitions

In January 2006, Starbucks increased its equity ownership to 100% in its operations in Hawaii and Puerto Rico and applied the consolidation method of accounting from the acquisition date. Previously the Company owned 5% of both Coffee Partners Hawaii and Café del Caribe in Puerto Rico. Because Coffee Partners Hawaii was a general partnership, the equity method of accounting was previously applied. Retroactive application of the equity method of accounting for the Puerto Rico investment, which was previously accounted for under the cost method, resulted in a reduction of retained earnings of $0.5 million as of April 2, 2006. Previously reported earnings per share amounts were not impacted as a result of this acquisition.

As shown in the tables below, the cumulative effect of the accounting change for financial results previously reported under the cost method and as restated in this report under the equity method reduced net earnings by $97 thousand for the fiscal year ended October 2, 2005 and $93 thousand for the fiscal year ended October 2, 2004 (in thousands):

FISCAL YEAR ENDED	Oct 2, 2005	Oct 3, 2004

Net earnings, as previously reported	$494,467	$388,973
Effect of change to equity method	(97)	(93)

Net earnings, as restated for Puerto Rico acquisition	$494,370	$388,880

Note 3: Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

Operating funds and interest bearing deposits	$84,943	$62,221
Money market funds	227,663	111,588

Total	$312,606	$173,809

Note 4: Short-term and Long-term Investments

The Company’s short-term and long-term investments consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
OCTOBER 1, 2006	Cost	Gains	Losses	Value

Short-term investments — available-for-sale securities:
State and local government obligations	$75,379	$9	$(332)	$75,056
U.S. government agency obligations	10,000	—	—	10,000
Corporate debt securities	2,488	—	(2)	2,486

Total	87,867	$9	$(334)	87,542

Short-term investments — trading securities	55,265			53,496

Total short-term investments	$143,132			$141,038

Long-term investments — available-for-sale securities:
State and local government obligations	$5,893	$—	$(82)	$5,811

50	STARBUCKS CORPORATION, FORM 10-K

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
OCTOBER 2, 2005	Cost	Gains	Losses	Value

Short-term investments — available-for-sale securities:
State and local government obligations	$47,960	$1	$(179)	$47,782
Mutual funds	25,000	34	—	25,034
U.S. government agency obligations	11,327	—	(21)	11,306
Corporate debt securities	4,000	—	—	4,000
Asset-backed securities	7,373	—	(116)	7,257

Total	95,660	$35	$(316)	95,379

Short-term investments — trading securities	35,376			37,848

Total short-term investments	$131,036			$133,227

Long-term investments — available-for-sale securities:
State and local government obligations	$61,236	$7	$(768)	$60,475

For available-for-sale securities, proceeds from sales were $431 million, $626 million and $452 million, in fiscal years 2006, 2005 and 2004, respectively. Gross realized gains from sales were $3.8 million, $0.1 million and $0.2 million in fiscal years 2006, 2005 and 2004, respectively. Gross realized losses from sales were $0.1 million, $1.7 million and $0.4 million in fiscal years 2006, 2005 and 2004, respectively.

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired (in thousands):

			GREATER THAN OR
CONSECUTIVE MONTHLY UNREALIZED LOSSES	LESS THAN 12 MONTHS		EQUAL TO 12 MONTHS
	Gross		Gross
	Unrealized		Unrealized
	Holding	Fair	Holding	Fair
OCTOBER 1, 2006	Losses	Value	Losses	Value

State and local government obligations	$—	$—	$(414)	$49,960
Corporate debt securities	(2)	2,486	—	—

Total	$(2)	$2,486	$(414)	$49,960

			GREATER THAN OR
CONSECUTIVE MONTHLY UNREALIZED LOSSES	LESS THAN 12 MONTHS		EQUAL TO 12 MONTHS
	Gross		Gross
	Unrealized		Unrealized
	Holding	Fair	Holding	Fair
OCTOBER 2, 2005	Losses	Value	Losses	Value

State and local government obligations	$(371)	$49,527	$(576)	$43,699
U.S. government agency obligations	(21)	11,306	—	—
Asset-backed securities	(34)	3,467	(82)	3,790

Total	$(426)	$64,300	$(658)	$47,489

Gross unrealized holding losses of $2 thousand for less than twelve months and $0.4 million for greater than or equal to twelve months as of October 1, 2006, pertain to 3 and 23 fixed income securities, respectively, and were primarily caused by interest rate increases. Since Starbucks has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, the Company does not consider these securities to be other-than-temporarily impaired.

STARBUCKS CORPORATION, FORM 10-K	51

Additional factors related to other-than-temporary impairment considered by management as of October 1, 2006, included the following, by category:

State and local government obligations

The contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity. These securities had a minimum credit rating of “A,” and an average credit rating above “AA.”

Corporate debt obligations

The contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity. These securities had a minimum and average credit rating of “A.”

There were no realized losses recorded for other than temporary impairments during fiscal years 2006, 2005 or 2004.

Trading securities are comprised mainly of marketable equity mutual funds that approximate a portion of the Company’s liability under the Management Deferred Compensation Plan, a defined contribution plan. The corresponding deferred compensation liability of $64.6 million in fiscal 2006 and $47.3 million in fiscal 2005 is included in “Accrued compensation and related costs” on the consolidated balance sheets. In fiscal years 2006 and 2005, the changes in net unrealized holding gains/losses in the trading portfolio included in earnings were a net loss of $4.2 million and a net gain of $2.4 million, respectively.

Long-term investments generally mature in less than three years.

Note 5: Derivative Financial Instruments

Cash Flow Hedges

Starbucks, which includes subsidiaries that use their local currency as their functional currency, enters into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases. Current forward contracts, which comprise the majority of the Company’s derivative instruments, hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated primarily in U.S. dollars for foreign operations. The Company also has swap contracts to hedge a small portion of its forecasted U.S. fluid milk purchases and futures contracts to hedge the variable price component for certain of its price-to-be-fixed green coffee purchase contracts.

The Company had accumulated net derivative losses of $3.2 million, net of taxes, in other comprehensive income as of October 1, 2006, related to cash flow hedges. Of this amount, $1.8 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. For the 52-week period ended October 1, 2006, net fair value losses of $0.1 million were recognized into net earnings for derecognized cash flow hedges. No cash flow hedges were discontinued and no ineffectiveness was recognized during the 52-week period ended October 2, 2005. Current contracts will expire within 24 months.

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

52	STARBUCKS CORPORATION, FORM 10-K

accumulated net derivative losses of $3.2 million, net of taxes, in other comprehensive income as of October 1, 2006, related to net investment derivative hedges. Current contracts expire within 33 months.

The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Cash flow hedges:
Reclassified gains/(losses) into total net revenues	$1,489	$(843)	$(1,488)
Reclassified losses into cost of sales	(7,698)	(4,535)	(761)

Net reclassified losses — cash flow hedges	(6,209)	(5,378)	(2,249)
Net reclassified gains — net investment hedges	3,754	1,058	673

Total	$(2,455)	$(4,320)	$(1,576)

Note 6: Inventories

Inventories consist of the following (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

Coffee:
Unroasted	$328,051	$319,745
Roasted	80,199	56,231
Other merchandise held for sale	146,345	109,094
Packaging and other supplies	81,627	61,229

Total	$636,222	$546,299

As of October 1, 2006, the Company had committed to fixed-price purchase contracts for green coffee totaling $546 million. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote. Other merchandise held for sale includes, among other items, brewing equipment, serveware and tea.

Note 7: Equity and Other Investments

The Company’s equity and other investments consist of the following (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

Equity method investments	$205,004	$189,876
Cost method investments	11,283	8,407
Other investments	2,806	2,806

Total	$219,093	$201,089

STARBUCKS CORPORATION, FORM 10-K	53

Equity Method

The Company’s equity investees and ownership interests are as follows:

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

The North American Coffee Partnership	50.0%	50.0%
Starbucks Ice Cream Partnership	50.0	50.0
Starbucks Coffee Korea Co., Ltd.	50.0	50.0
Starbucks Coffee Austria GmbH	50.0	50.0
Starbucks Coffee Switzerland AG	50.0	50.0
Starbucks Coffee España, S.L.	50.0	50.0
President Starbucks Coffee Taiwan Ltd.	50.0	50.0
Shanghai President Coffee Co.	50.0	50.0
Starbucks Coffee France SAS	50.0	50.0
Berjaya Starbucks Coffee Company Sdn. Bhd.	49.9	49.9
Starbucks Brasil Comercio de Cafes Ltda.	49.0	—
Starbucks Coffee Japan, Ltd.	40.1	40.1
Coffee Partners Hawaii (1)	—	5.0

(1)	In January 2006, Starbucks acquired all of the equity interests in this entity. Previously the Company owned 5% of Coffee Partners Hawaii and accounted for it under the equity method of accounting because it was a general partnership. From the date of acquisition, the consolidation method of accounting was applied.

The Company has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds 50% equity interests. The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes Frappuccino® bottled beverages and Starbucks DoubleShot® espresso drinks. The Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc., develops and distributes superpremium ice creams. The remaining entities operate licensed Starbucks retail stores.

During fiscal 2004, Starbucks acquired an equity interest in its licensed operations of Malaysia. During fiscal 2003, Starbucks increased its ownership of its licensed operations in Austria, Shanghai, Spain, Switzerland and Taiwan. The carrying amount of these investments was $24.3 million more than the underlying equity in net assets due to acquired goodwill, which is not subject to amortization in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Goodwill is evaluated for impairment in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” No impairment was recorded during fiscal years 2006, 2005 or 2004.

The Company’s share of income and losses is included in “Income from equity investees” on the consolidated statements of earnings. Also included is the Company’s proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from equity investees. Revenues generated from these related parties, net of eliminations, were $94.2 million, $86.1 million and $80.7 million in fiscal years 2006, 2005 and 2004, respectively. Related costs of sales, net of eliminations, were $47.5 million, $43.3 million and $41.2 million in fiscal years 2006, 2005 and 2004, respectively. As of October 1, 2006 and October 2, 2005, there were $17.7 million and $16.7 million of accounts receivable, respectively, on the consolidated balance sheets from equity investees related to product sales and store license fees.

As of October 1, 2006, the aggregate market value of the Company’s investment in Starbucks Coffee Japan, Ltd., was approximately $234.1 million based on its available quoted market price.

Cost Method

The Company has equity interests in entities to develop Starbucks licensed retail stores in Hong Kong, Mexico, Cyprus and Greece. As of October 1, 2006, and October 2, 2005, management determined that the estimated fair values of each cost method investment exceeded the related carrying values (no unrealized fair value losses). There were no realized losses recorded for other-than-temporary impairments during fiscal years 2006, 2005 or 2004.

54	STARBUCKS CORPORATION, FORM 10-K

Starbucks has the ability to acquire additional interests in some of its cost method investees at certain intervals. Depending on the Company’s total percentage of ownership interest and its ability to exercise significant influence over financial and operating policies, additional investments may require the retroactive application of the equity method of accounting.

Other Investments

Starbucks has investments in privately held equity securities, that are also accounted for under the cost method, whose carrying values approximate fair value. There were no realized losses generated from other-than-temporary impairment during fiscal 2006, 2005 or 2004.

Note 8: Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

Land	$32,350	$13,833
Buildings	109,129	68,180
Leasehold improvements	2,436,503	1,947,963
Store equipment	784,444	646,792
Roasting equipment	197,004	168,934
Furniture, fixtures and other	523,275	476,372

	4,082,705	3,322,074
Less accumulated depreciation and amortization	(1,969,804)	(1,625,564)

	2,112,901	1,696,510
Work in progress	174,998	145,509

Property, plant and equipment, net	$2,287,899	$1,842,019

Note 9: Other Intangible Assets and Goodwill

As of October 1, 2006, indefinite-lived intangibles were $34.1 million and definite-lived intangibles, which collectively had a remaining weighted average useful life of approximately eight years, were $3.9 million, net of accumulated amortization of $3.4 million. As of October 2, 2005, indefinite-lived intangibles were $31.6 million and definite-lived intangibles, which collectively had a remaining weighted average useful life of approximately six years, were $3.8 million, net of accumulated amortization of $2.1 million. The increase in indefinite-lived intangibles was primarily due to ongoing trademark activity. Amortization expense for definite-lived intangibles was $1.2 million, $0.8 million and $0.5 million during fiscal 2006, 2005 and 2004, respectively.

The following table summarizes, as of October 1, 2006, the estimated amortization expense for each of the next five fiscal years (in thousands):

FISCAL YEAR ENDING

2007	$1,046
2008	578
2009	480
2010	457
2011	403

Total	$2,964

STARBUCKS CORPORATION, FORM 10-K	55

The following table summarizes goodwill by operating segment (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

United States	$125,976	$51,802
International	25,802	30,972
Global CPG	9,700	9,700

Total	$161,478	$92,474

During fiscal 2006, the United States operating segment increased its equity ownership in its licensed operations in Hawaii. During fiscal 2006, the International operating segment increased its equity ownership in its licensed operations in Puerto Rico and made adjustments reducing goodwill upon the finalization of the purchase price of its Southern China operations, for which it acquired majority ownership in the fiscal fourth quarter of 2005. The goodwill associated with the Global CPG segment consists of portions allocated from the Company’s fiscal 1999 acquisition of Tazo Tea Company and fiscal 2003 acquisition of Seattle Coffee Company, the parent company of Seattle’s Best Coffee LLC and Torrefazione Italia LLC.

Note 10: Long-term Debt and Short-term Borrowings

In August 2005, the Company entered into a $500 million unsecured five-year revolving credit facility (the “facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The facility is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. In August 2006, the Company increased its borrowing capacity under the facility to $1 billion, as provided in the original credit facility. The interest rate for borrowings under the facility ranges from 0.150% to 0.275% over LIBOR or an alternate base rate, which is the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will depend upon the Company’s performance under specified financial criteria.

As of October 1, 2006, the Company had $700 million outstanding, as well as a letter of credit of $11.9 million which reduces the borrowing capacity under the credit facility. For the fiscal year ended October 1, 2006, the Company had additional borrowings of $1.4 billion under the facility and made principal repayments of $993 million. As of October 2, 2005, the Company had $277 million outstanding, with no letters of credit. The weighted average contractual interest rates at October 1, 2006 and October 2, 2005 were 5.5% and 4.0% respectively. The facility contains provisions that require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of October 1, 2006 and October 2, 2005, the Company was in compliance with each of these covenants.

In September 1999, Starbucks purchased the land and building comprising its York County, Pennsylvania roasting plant and distribution facility for a total purchase price of $12.9 million. At the time of purchase, the Company assumed related loans totaling $7.7 million from the York County Industrial Development Corporation. As of October 1, 2006, the Company had $2.7 million outstanding. The remaining maturities of these loans range from four to five years, with interest rates from 0.0% to 2.0%.

Interest expense, net of interest capitalized, was $8.4 million, $1.3 million and $0.4 million in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, $2.7 million of interest expense was capitalized for new store construction and included in “Property, plant and equipment, net,” on the consolidated balance sheet. No interest was capitalized in fiscal 2005 or 2004.

56	STARBUCKS CORPORATION, FORM 10-K

Scheduled principal payments on long-term debt are as follows (in thousands):

FISCAL YEAR ENDING

2007	$762
2008	776
2009	789
2010	337
2011	56

Total principal payments	$2,720

Note 11: Other Long-term Liabilities

The Company’s other long-term liabilities consist of the following (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

Deferred rent	$203,903	$166,182
Asset retirement obligations	34,271	—
Minority interest	10,739	11,153
Other	13,944	16,230

Total	$262,857	$193,565

The deferred rent liabilities as of October 1, 2006 and October 2, 2005, represent amounts for tenant improvement allowances, rent escalation clauses and rent holidays related to certain operating leases. The Company amortizes deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.

Asset retirement liabilities represent the estimated fair value of the Company’s future costs of removing leasehold improvements at the termination of leases related to certain of its leased stores and administrative facilities. The Company adopted this new accounting requirement on the last day of fiscal 2006, as discussed in more detail in Note 1.

For operations accounted for under the consolidation method, but in which Starbucks owns less than 100% of the equity interests, long-term liabilities are maintained for the collective ownership interests of minority shareholders. As of October 1, 2006 and October 2, 2005, Starbucks had less than 100% ownership in Coffee Concepts (Southern China) Ltd. as well as in Chengdu Starbucks Coffee Company Limited and Urban Coffee Opportunities, LLC.

The other remaining long-term liabilities generally include obligations to be settled or paid for one year beyond each respective fiscal year end, for items such as hedging instruments, guarantees (see Note 18), donation commitments and the long-term portion of capital lease obligations.

Note 12: Leases

Rental expense under operating lease agreements was as follows (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Minimum rentals — retail stores	$406,329	$340,474	$285,250
Minimum rentals — other	52,367	43,532	28,108
Contingent rentals	40,113	32,910	24,638

Total	$498,809	$416,916	$337,996

STARBUCKS CORPORATION, FORM 10-K	57

Minimum future rental payments under noncancelable operating lease obligations as of October 1, 2006, are as follows (in thousands):

FISCAL YEAR ENDING

2007	$531,634
2008	520,553
2009	492,759
2010	452,859
2011	408,412
Thereafter	1,486,721

Total minimum lease payments	$3,892,938

The Company has subleases related to certain of its operating lease agreements. During fiscal 2006, 2005 and 2004, the Company recognized sublease income of $5.7 million, $4.3 million and $4.0 million, respectively.

The Company had capital lease obligations of $4.1 million and $2.6 million as of October 1, 2006 and October 2, 2005, respectively. As of October 1, 2006, the current portion of the total obligation was $1.7 million and was included in “Other accrued expenses” and the remaining long-term portion of $2.4 million was included in “Other long-term liabilities” on the consolidated balance sheet. Capital lease obligations expire at various dates, with the latest maturity in 2020. Assets held under capital leases are included in “Property, plant and equipment, net,” on the consolidated balance sheets.

Note 13: Shareholders’ Equity

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at October 1, 2006.

Under the Company’s authorized share repurchase program, Starbucks acquired 25.6 million shares at an average price of $32.34 for a total accrual-based cost of $828 million in fiscal 2006. The related cash amount used to repurchase shares in fiscal 2006 totaled $854 million. The difference between the two amounts represents the effect of the net change in unsettled trades totaling $26 million from October 2, 2005. Starbucks acquired 45.1 million shares at an average price of $25.26 for a total cost of $1.1 billion during fiscal 2005. During fiscal 2006, the Starbucks Board of Directors authorized additional repurchases of 25 million shares of the Company’s common stock, and as of October 1, 2006, there were 21.5 million remaining shares authorized for repurchase. Share repurchases were funded through cash, cash equivalents, available-for-sale securities and borrowings under the revolving credit facility and were part of the Company’s active capital management program.

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

58	STARBUCKS CORPORATION, FORM 10-K

Comprehensive income, net of related tax effects, is as follows (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Net earnings	$564,259	$494,370	$388,880
Unrealized holding gains/(losses) on available-for-sale securities, net of tax benefit/(provision) of ($1,298), $889 and $618 in 2006, 2005 and 2004, respectively	2,164	(1,482)	(1,005)
Unrealized holding losses on cash flow hedges, net of tax benefit of $1,646, $2,268 and $2,801 in 2006, 2005 and 2004, respectively	(2,803)	(3,861)	(4,769)
Unrealized holding gains/(losses) on net investment hedges, net of tax benefit/(provision) of ($21), ($609) and $328 in 2006, 2005 and 2004, respectively	35	1,037	(558)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, net of tax provision/(benefit) of $1,060, ($812) and ($127) in 2006, 2005 and 2004, respectively	(1,767)	1,354	207
Reclassification adjustment for net losses realized in net earnings for cash flow hedges, net of tax benefit of $2,430, $1,939 and $705 in 2006, 2005 and 2004, respectively	4,138	3,302	1,200

Net unrealized gain/(loss)	1,767	350	(4,925)
Translation adjustment	14,592	(8,677)	19,892

Total comprehensive income	$580,618	$486,043	$403,847

The favorable translation adjustment change during fiscal 2006 of $14.6 million was primarily due to the weakening of the U.S. dollar against the British pound sterling, euro and Canadian dollar. The unfavorable translation adjustment change during fiscal 2005 of $8.7 million was primarily due to the strengthening of the U.S. dollar against the euro, British pound sterling and Japanese yen. The favorable translation adjustment change during fiscal 2004 of $19.9 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the British pound sterling, euro, Australian dollar and Canadian dollar.

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

Net unrealized holding losses on available-for-sale securities	$(254)	$(651)
Net unrealized holding losses on hedging instruments	(6,416)	(7,786)
Translation adjustment	43,943	29,351

Accumulated other comprehensive income	$37,273	$20,914

As of October 1, 2006, the translation adjustment of $43.9 million was net of tax provisions of $7.3 million. As of October 2, 2005, the translation adjustment of $29.4 million was net of tax provisions of $5.5 million.

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

STARBUCKS CORPORATION, FORM 10-K	59

estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The following summarizes all stock option transactions from September 28, 2003, through October 1, 2006 (no restricted stock, restricted stock units or stock appreciation rights were outstanding for any of these periods):

		Weighted Average	Weighted Average	Aggregate
	Shares Subject to	Exercise Price	Remaining	Intrinsic Value
	Options	per Share	Contractual Life	(In thousands)

Outstanding, September 28, 2003	78,130,892	$ 7.74	6.7	$550,420
Granted	18,435,240	15.62
Exercised	(15,416,982)	7.11
Cancelled	(4,315,930)	11.88

Outstanding, October 3, 2004	76,833,220	9.52	6.5	1,082,324
Granted	15,627,550	27.17
Exercised	(16,169,992)	8.08
Cancelled	(3,831,872)	17.86

Outstanding, October 2, 2005	72,458,906	13.22	6.3	857,319
Granted	13,357,095	30.52
Exercised	(13,222,729)	9.02
Cancelled	(3,173,401)	24.51

Outstanding, October 1, 2006	69,419,871	16.83	6.2	1,196,209

Exercisable, October 1, 2006	49,203,321	12.56	5.3	1,057,584

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price. As of October 1, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $72 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 22 months. During the fiscal year ended October 1, 2006, the total intrinsic value of stock options exercised was $327 million. During the fiscal year ended October 1, 2006, the total fair value of options vested was $95 million.

The Company issues new shares of common stock upon exercise of stock options.

As of October 1, 2006, there were 62.3 million shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of October 1, 2006, is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted Average
		Remaining
		Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$ 3.96 – $ 7.40	16,185,466	2.7	$ 5.76	16,185,466	$ 5.76
7.76 – 10.96	14,067,683	5.3	10.25	13,757,120	10.23
11.00 – 19.60	14,020,218	6.9	14.92	11,499,384	14.76
20.99 – 30.20	13,437,687	8.2	27.00	6,661,116	27.10
30.28 – 37.86	11,708,817	9.1	30.67	1,100,235	30.42

	69,419,871	6.2	16.83	49,203,321	12.56

Employee Stock Purchase Plans

The Company has an employee stock purchase plan allowing eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period.

60	STARBUCKS CORPORATION, FORM 10-K

Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each quarterly offering period for each calendar year). The total number of shares issuable under the plan is 32.0 million. There were 1.5 million shares issued under the plan during the fiscal year ended October 1, 2006 at an average price of $26.81. There were 1.5 million shares issued under the plan during the fiscal year ended October 2, 2005 at an average price of $21.27. There were 2.0 million shares issued under the plan during the fiscal year ended October 3, 2004 at an average price of $14.23. Since inception of the plan, 16.3 million shares have been purchased, leaving 15.7 million shares available for future issuance. Of the approximately 73,000 employees eligible to participate, approximately 23,000 were participants in the plan as of October 1, 2006.

Starbucks has an additional employee stock purchase plan in the United Kingdom that allows eligible U.K. employees to save toward the purchase of the Company’s common stock. Under the Save-As-You-Earn (“SAYE”) plan the employee’s purchase price is 85% of the fair value of the stock on the first business day of a three-year offering period. The total number of shares issuable under the plan is 1.2 million. There were 36,348 shares issued under the plan during the fiscal year ended October 1, 2006 at an average price of $8.84, and 1.1 million shares remain available for future issuance. There were 25,382 shares issued under the plan during the fiscal year ended October 2, 2005 at an average price of $7.93. There were 8,960 shares issued under the plan during the fiscal year ended October 3, 2004 at an average price of $9.47. During fiscal 2004, the Company suspended future offerings under this plan. The last offering was made in December 2002 and matured in February 2006.

A new employee stock purchase plan, the U.K. Share Incentive Plan, was introduced during fiscal 2004 to replace the SAYE plan. The plan allows eligible U.K. employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company will award one matching share for each six shares purchased under the plan. The total number of shares issuable under the plan is 1.4 million. There were 11,138 shares issued under the plan during the fiscal year ended October 1, 2006 at an average price of $26.42. There were 10,732 shares issued under the plan during the fiscal year ended October 2, 2005 at an average price of $22.08. As of October 1, 2006, 1.38 million shares were available for future issuance.

Deferred Stock Plan

Starbucks has a deferred stock plan for certain key employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is five years. As of October 1, 2006, receipt of 3,394,200 shares was deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents.

Defined Contribution Plans

Starbucks maintains voluntary defined contribution plans covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. For employees in the United States and Canada, the Company matched 25% to 150% of each employee’s eligible contribution based on years of service, up to a maximum of the first 4% of each employee’s compensation. The Company’s matching contributions to all plans were approximately $19.3 million, $12.4 million and $9.8 million in fiscal years 2006, 2005 and 2004, respectively.

STARBUCKS CORPORATION, FORM 10-K	61

Note 15: Income Taxes

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	3.9	3.5
Other, net	(2.6)	(1.0)	(1.2)

Effective tax rate	35.8%	37.9%	37.3%

The provision for income taxes consists of the following (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Current taxes:
Federal	$332,202	$273,178	$188,647
State	57,759	51,949	36,383
Foreign	12,398	14,106	10,193
Deferred taxes, net	(77,589)	(37,256)	(3,469)

Total	$324,770	$301,977	$231,754

U.S. income and foreign withholding taxes have not been provided on approximately $178.5 million of cumulative undistributed earnings of foreign subsidiaries and equity investees. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act allowed a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The law allowed the Company to make an election to repatriate earnings through 2006. During the Company’s fiscal third quarter of 2006, Starbucks completed its evaluation and elected to waive repatriation of earnings under this provision.

62	STARBUCKS CORPORATION, FORM 10-K

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities is as follows (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005

Deferred tax assets:
Accrued occupancy costs	$36,205	$31,247
Accrued compensation and related costs	90,815	43,890
Other accrued expenses	34,959	20,199
Foreign tax credits	20,948	15,708
Other	19,095	13,990

Total	202,022	125,034
Valuation allowance	(8,767)	(8,078)

Total deferred tax asset, net of valuation allowance	193,255	116,956
Deferred tax liabilities:
Property, plant and equipment	(12,759)	(32,314)
Other	(16,249)	(11,600)

Total	(29,008)	(43,914)

Net deferred tax asset	$164,247	$73,042

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of October 1, 2006 was related to net operating losses of consolidated foreign subsidiaries. The valuation allowance as of October 2, 2005 was related to capital loss carryforwards and net operating losses of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended October 1, 2006, and October 2, 2005, was an increase of $0.7 million and $7.1 million, respectively.

As of October 1, 2006, the Company has foreign tax credit carryforwards of $20.9 million with expiration dates between fiscal years 2010 and 2016. As of the end of fiscal 2006, the Company also has capital loss carryforwards of $1.2 million, expiring in fiscal year 2010.

Taxes currently payable of $50.6 million and $41.5 million are included in “Accrued taxes” on the consolidated balance sheets as of October 1, 2006, and October 2, 2005, respectively.

The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability to provide for the possibility of unfavorable outcomes in tax matters. Contingent tax liabilities totaled $27.6 million and $33.1 million as of October 1, 2006, and October 2, 2005, respectively, and are included in “Accrued taxes” on the consolidated balance sheets. These liabilities are provided for in accordance with the requirements of SFAS 5. The Company believes its contingent tax liabilities are adequate in the event the tax positions are not ultimately upheld.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax provisions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

STARBUCKS CORPORATION, FORM 10-K	63

Note 16: Earnings per Share

The following table represents the calculation of net earnings per common share — basic and diluted (in thousands, except earnings per share):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Net earnings	$564,259	$494,370	$388,880
Weighted average common shares and common stock units outstanding (for basic calculation)	766,114	789,570	794,347
Dilutive effect of outstanding common stock options	26,442	25,847	28,583

Weighted average common and common equivalent shares outstanding (for diluted calculation)	792,556	815,417	822,930

Net earnings per common share — basic	$0.74	$0.63	$0.49
Net earnings per common and common equivalent share — diluted	$0.71	$0.61	$0.47

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The antidilutive options totaled 10.3 million, 13.7 million and 0.3 million in fiscal years 2006, 2005 and 2004, respectively.

Note 17: Related Party Transactions

In April 2001, certain members of the Board of Directors and other investors, organized as The Basketball Club of Seattle, LLC (“The Basketball Club”), purchased the franchises for The Seattle Supersonics and The Seattle Storm basketball teams. An executive officer of the Company and member of the Board of Directors, Howard Schultz, owned a controlling interest in The Basketball Club, until the franchises were sold to an unrelated third party in October 2006. Starbucks paid approximately $0.6 million, $0.8 million and $0.8 million during fiscal years 2006, 2005 and 2004, respectively, for team sponsorships and ticket purchases. Terms of the team sponsorship agreements did not change as a result of the related party relationship.

In June 2005, a then-member of the Company’s Board of Directors was appointed president and chief financial officer of Oracle Corporation. Starbucks had a pre-existing business relationship with Oracle related to financial systems and systems consulting at the time of the appointment and Starbucks continued to make payments for supplies and services subsequent to June 2005 in the ordinary course of business. These payments totaled approximately $2.7 million from the inception of the related party relationship in fiscal 2005 through November 15, 2005 when the former Board member’s employment relationship with Oracle ended.

Note 18: Commitments and Contingencies

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of October 1, 2006, the maximum amount of the guarantees was approximately $6.0 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.

Starbucks has commitments under which it unconditionally guarantees its proportionate share, or 50%, of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $7.2 million, excluding interest and other related costs, and the majority of these commitments expire in

64	STARBUCKS CORPORATION, FORM 10-K

2007 and 2011. As of October 1, 2006, the Company recorded $3.0 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.

Coffee brewing and espresso equipment sold to customers through Company-operated and licensed retail stores, as well as equipment sold to the Company’s licensees for use in retail licensing operations, are under warranty for defects in materials and workmanship for a period ranging from 12 to 24 months. Effective fiscal 2006, the Company elected to discontinue repairing brewing machines and instead offer an exchange to customers as a general right of return for any of its products. As a result, Starbucks maintains a sales return allowance based on historical patterns to reduce related revenues for estimated future product returns. Prior to fiscal 2006, the Company established an accrual for estimated warranty costs at the time of sale, also based on historical experience. Product warranty costs and changes to the related accrual were not significant for the fiscal years ended October 1, 2006 and October 2, 2005.

Legal Proceedings

On June 3, 2004, two then-current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA, and that each manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain a manager thereafter. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the three years before the suit was filed. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case was in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws. The Company cannot estimate the possible loss to the Company, if any and believes that a loss in this case is unlikely. Trial is currently set for August 2007. The Company intends to vigorously defend the lawsuit.

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

STARBUCKS CORPORATION, FORM 10-K	65

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

Note 19: Segment Reporting

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. Beginning in the fiscal fourth quarter of 2006, the Company increased its reporting segments from two to three to include a Global CPG segment in addition to the United States and International segments. This additional operating segment reflects the culmination of internal management realignments in fiscal 2006, and the successful development and launch of certain branded products in the United States and internationally, commencing in fiscal 2005 and continuing throughout fiscal 2006. Additionally, with the 100% acquisition of the Company’s operations in Hawaii in fiscal 2006 and the shift in internal management of this market to the United States, these operations have been moved from the International segment into the United States segment. Segment information for all prior periods presented has been revised to reflect these changes.

United States

The Company’s United States operations (“United States”) represent 83% of total Company-operated retail revenues, 57% of total specialty revenues and 79% of total net revenues. United States operations sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty Operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.

International

The Company’s International operations (“International”) represent the remaining 17% of Company-operated retail revenues and 18% of total specialty revenues as well as 17% of total net revenues. International operations sell coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in the United Kingdom, Canada, Thailand, Australia, Germany, China, Singapore, Puerto Rico, Chile and Ireland. Specialty Operations in International primarily include retail store licensing operations in more than 25 countries and foodservice accounts in Canada and the United Kingdom. The Company’s International operations are in various early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States.

66	STARBUCKS CORPORATION, FORM 10-K

Global Consumer Products Group

The Company’s CPG segment represents 25% of total specialty revenues and 4% of total net revenues. CPG operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas through licensing arrangements with Kraft and other grocery and warehouse club stores in United States and international markets. CPG operations also produce and sell ready-to-drink beverages which include, among others, bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks, and Starbucks® superpremium ice creams, through its joint venture partnerships and Starbuckstm Coffee and Cream Liqueurs through a marketing and distribution agreement. Through other manufacturing, distribution and co-packing agreements, the Company produces and sells ready-to-drink products in international locations.

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

The table below presents information by operating segment for the fiscal years noted (in thousands):

				Unallocated
	United States	International	Global CPG	Corporate (1)	Total

Fiscal 2006:
Net Revenues:
Company-operated retail	$5,495,240	$1,087,858	$—	$—	$6,583,098
Specialty:
Licensing	369,155	186,050	305,471	—	860,676
Foodservice and other	314,162	29,006	—	—	343,168
Total specialty	683,317	215,056	305,471	—	1,203,844
Total net revenues	6,178,557	1,302,914	305,471	—	7,786,942
Earnings/(loss) before income taxes	957,631	109,494	166,918	(327,800)	906,243
Depreciation and amortization	284,625	66,800	108	35,678	387,211
Income from equity investees	151	34,370	59,416	—	93,937
Equity method investments	—	163,566	41,438	—	205,004
Identifiable assets	1,996,295	746,398	94,160	1,592,088	4,428,941
Net impairment and disposition losses	9,395	10,084	—	143	19,622
Net capital expenditures	545,074	112,054	286	113,816	771,230

(1)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the consolidated statements of earnings.

STARBUCKS CORPORATION, FORM 10-K	67

				Unallocated
	United States	International	Global CPG	Corporate (1)	Total

Fiscal 2005:
Net Revenues:
Company-operated retail	$4,539,455	$852,472	$—	$—	$5,391,927
Specialty:
Licensing	277,987	145,736	249,292	—	673,015
Foodservice and other	280,073	24,285	—	—	304,358
Total specialty	558,060	170,021	249,292	—	977,373
Total net revenues	5,097,515	1,022,493	249,292	—	6,369,300
Earnings/(loss) before income taxes	817,815	82,465	131,449	(235,382)	796,347
Depreciation and amortization	250,339	56,705	76	33,049	340,169
Income from equity investees	592	30,477	45,579	—	76,648
Equity method investments	456	161,056	28,364	—	189,876
Identifiable assets	1,562,973	604,577	71,549	1,274,594	3,513,693
Net impairment and disposition losses	13,647	4,039	(13)	1,791	19,464
Net capital expenditures	440,228	115,064	72	87,932	643,296

Fiscal 2004:
Net Revenues:
Company-operated retail	$3,800,367	$657,011	$—	$—	$4,457,378
Specialty:
Licensing	211,269	119,325	235,204	—	565,798
Foodservice and other	253,502	17,569	—	—	271,071
Total specialty	464,771	136,894	235,204	—	836,869
Total net revenues	4,265,138	793,905	235,204	—	5,294,247
Earnings/(loss) before income taxes	663,659	46,502	104,452	(193,979)	620,634
Depreciation and amortization	209,586	46,196	862	32,538	289,182
Income from equity investees	564	20,961	37,453	—	58,978
Equity method investments	434	144,040	14,367	—	158,841
Identifiable assets	1,299,667	483,240	50,631	1,552,728	3,386,266
Net impairment and disposition losses	9,385	5,497	2,032	1,034	17,948
Net capital expenditures	319,916	64,454	148	32,399	416,917

(1)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the consolidated statements of earnings.

The tables below represent information by geographic area (in thousands):

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Net revenues from external customers:
United States	$6,478,142	$5,346,967	$4,501,288
Foreign countries	1,308,800	1,022,333	792,959

Total	$7,786,942	$6,369,300	$5,294,247

No customer accounts for 10% or more of the Company’s revenues. Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 75% of foreign net revenues.

68	STARBUCKS CORPORATION, FORM 10-K

FISCAL YEAR ENDED	Oct 1, 2006	Oct 2, 2005	Oct 3, 2004

Long-lived assets:
United States	$2,446,126	$1,914,846	$1,739,638
Foreign countries	453,027	389,513	299,740

Total	$2,899,153	$2,304,359	$2,039,378

Assets attributed to foreign countries are based on the country in which those assets are located.

Note 20: Subsequent Event

On October 18, 2006, the Company acquired from H&Q Asia Pacific, and other shareholders, 90% equity ownership of High Grown Investment Group (Hong Kong) Limited, which in turn is the controlling shareholder of Beijing Mei Da Coffee Co. Ltd. (“Mei Da”), the operator of 61 Starbucks retail stores in Beijing and Tianjin, China, and an authorized licensee of Starbucks Coffee International. Beijing Sanyuan Company continues to be a minority shareholder of Mei Da. Due to its majority ownership of these operations, Starbucks will apply the consolidation method of accounting beginning on the date of acquisition.

Note 21: Quarterly Financial Information (unaudited)

Summarized quarterly financial information in fiscal 2006 and 2005 is as follows (in thousands, except earnings per share):

	First	Second	Third	Fourth	Total

2006 quarter:
Net revenues	$1,934,092	$1,885,822	$1,963,673	$2,003,355	$7,786,942
Operating income	279,847	201,894	214,573	197,638	893,952
Earnings before cumulative effect of change in accounting principle	174,156	127,316	145,498	134,503	581,473
Cumulative effect of accounting change for FIN 47, net of taxes	—	—	—	17,214	17,214
Net earnings	174,156	127,316	145,498	117,289	564,259
Earnings per common share before cumulative effect of accounting change for FIN 47 — diluted	0.22	0.16	0.18	0.17	0.73
Net earnings per common share — diluted	$0.22	$0.16	$0.18	$0.15	$0.71

2005 quarter:
Net revenues	$1,589,544	$1,518,716	$1,601,799	$1,659,241	$6,369,300
Operating income	227,155	157,278	199,570	196,515	780,518
Net earnings	144,674	100,461	125,513	123,722	494,370
Net earnings per common share — diluted	$0.17	$0.12	$0.16	$0.16	$0.61

STARBUCKS CORPORATION, FORM 10-K	69

AUDITORS’ REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of October 1, 2006 and October 2, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended October 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of October 1, 2006 and October 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and the Company changed its method of accounting for conditional asset retirement obligations upon adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
December 14, 2006

70	STARBUCKS CORPORATION, FORM 10-K

AUDITORS’ REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Starbucks Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended October 1, 2006 of the Company and our report dated December 14, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and the change in accounting for conditional asset retirement obligations upon adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement 143.”

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
December 14, 2006

STARBUCKS CORPORATION, FORM 10-K	71

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (October 1, 2006).

During the quarter ended October 1, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Starbucks is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 1, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of October 1, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Report.

Item 9B. Other Information

None.

72	STARBUCKS CORPORATION, FORM 10-K

PART III

As used in this Part III, “Starbucks” and the “Company” mean Starbucks Corporation.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 21, 2007 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on the Company’s website at www.starbucks.com/aboutus/corporate  governance.asp. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1.	FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended October 1, 2006, October 2, 2005, and October 3, 2004;

STARBUCKS CORPORATION, FORM 10-K	73

•	Consolidated Balance Sheets as of October 1, 2006, and October 2, 2005;

•	Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2006, October 2, 2005, and October 3, 2004;

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 1, 2006, October 2, 2005, and October 3, 2004;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

2.	FINANCIAL STATEMENT SCHEDULES

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

74	STARBUCKS CORPORATION, FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ James L. Donald
James L. Donald
president and chief executive officer

December 14, 2006

STARBUCKS CORPORATION, FORM 10-K	75

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

Signature		Title	Date

By:	/s/ Howard Schultz Howard Schultz	chairman of the Board of Directors	December 14, 2006

By:	/s/ James L. Donald James L. Donald	president and chief executive officer, director	December 14, 2006

By:	/s/ Michael Casey Michael Casey	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)	December 14, 2006

By:	/s/ Barbara Bass Barbara Bass	director	December 14, 2006

By:	/s/ Howard Behar Howard Behar	director	December 14, 2006

By:	/s/ William W. Bradley William W. Bradley	director	December 14, 2006

By:	/s/ Mellody Hobson Mellody Hobson	director	December 14, 2006

By:	/s/ Olden Lee Olden Lee	director	December 14, 2006

By:	/s/ James G. Shennan Jr. James G. Shennan Jr.	director	December 14, 2006

By:	/s/ Javier G. Teruel Javier G. Teruel	director	December 14, 2006

By:	/s/ Myron E. Ullman III Myron E. Ullman III	director	December 14, 2006

By:	/s/ Craig E. Weatherup Craig E. Weatherup	director	December 14, 2006

76	STARBUCKS CORPORATION, FORM 10-K

INDEX TO EXHIBITS

			INCORPORATED BY REFERENCE
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.1		Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	05/12/06	3.1
3.2		Amended and Restated Bylaws of Starbucks Corporation	10-Q	0-20322	05/12/06	3.2
10	.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994	10-K	0-20322	12/23/03	10.1
10	.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/03	10.2
10.3		Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10.3
10	.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10.3.1
10	.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through October 1, 2006					X
10.5		Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/01	10.5
10	.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective September 19, 2006	8-K	0-20322	9/25/06	10.1
10	.7*	Starbucks Corporation Management Deferred Compensation Plan	S-8	333-65181	10/01/98	4.1
10	.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/99	10.17
10.9		Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/03	10.9
10	.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/03	10.10
10	.11*	Amended and Restated Employment Agreement dated December 16, 2005 between Starbucks Corporation and Howard Behar	8-K	0-20322	12/19/05	10.1
10.12		Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006					X
10	.13*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.1
10	.14*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.2

STARBUCKS CORPORATION, FORM 10-K	77

			INCORPORATED BY REFERENCE
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10	.15*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.3
10	.16*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.4
10	.17*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.5
10	.18*	Letter Agreement dated as of February 11, 2005 by and among the Company, the Schultz Irrevocable Trust and the Howard D. Schultz Irrevocable Trust	10-Q	0-20322	02/16/05	10.1
10	.19*	Letter Agreement dated March 30, 2005 between Starbucks Corporation and James L. Donald	8-K/A	0-20322	04/07/05	10.1
10	.20*	Letter Agreement dated May 25, 2005 between Starbucks Corporation and Michael Casey	8-K	0-20322	05/27/05	10.1
10	.21*	Letter Agreement dated May 25, 2005 between Starbucks Corporation and David A. Pace	8-K	0-20322	05/27/05	10.2
10.22		2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.1
10.23		Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.2
10.24		Credit Agreement dated August 12, 2005 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank N.A. and Citibank, N.A., as Co-Documentation Agents, Banc of America Securities LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., as Syndication Agent, and the other Lenders party thereto.	8-K	0-20322	08/15/05	10.1
10	.25*	Employment Agreement dated October 14, 2005 between Starbucks Corporation and Martin Coles	8-K	0-20322	10/14/05	10.1
10.26		Director Resignation Agreement dated as of December 1, 2005 among Starbucks Corporation and its Class 1 and Class 3 Directors	8-K	0-20322	12/05/05	10.1
21		Subsidiaries of Starbucks Corporation	—	—	—	—	X
23		Consent of Independent Registered Public Accounting Firm	—	—	—	—	X

78	STARBUCKS CORPORATION, FORM 10-K

INCORPORATED BY REFERENCE
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.

STARBUCKS CORPORATION, FORM 10-K	79