Form 10-K/A
period 2006-10-01
STARBUCKS CORP
filed 2006-12-21
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Starbucks Corporation is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended October 1, 2006 as filed with the Securities and Exchange Commission on December 14, 2006 (the “Original Filing”) solely to correct an administrative error in the content of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The error appears in the first full paragraph on page 25 of the Original Filing. In the third sentence of that paragraph the 7% increase in comparable store sales growth in fiscal 2006 compared to fiscal 2005 is attributed to a 5% increase in the average value per transaction and a 2% increase in the number of customer transactions. The correct explanation is as follows: “The increase in comparable store sales was due to a 5% increase in the number of customer transactions and a 2% increase in the average value per transaction.”

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.

In accordance with SEC Rule 12b-15, this Form 10-K/A sets forth the complete text of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as amended. However, in order to reduce printing and mailing costs, for purposes of providing the disclosure required under SEC rules in the Company’s fiscal 2006 Annual Report to Shareholders (the “Annual Report”), the Company intends to provide shareholders (1) this Form 10-K/A, with only its explanatory note, signatures and certifications, (but excluding the full Item 7 as amended), together with (2) the Original Filing filed on December 14, 2006. The complete Form 10-K/A, including the full Item 7 as amended, will be available at the Company’s web site set forth below and on the SEC’s web site at www.sec.gov, and will be provided without charge upon written request to the following address:

Investor Relations
Starbucks Corporation
2401 Utah Avenue South, Mail Stop: FP1
Seattle, Washington 98134-1435
(206) 447-1575 x87118
investorrelations@starbucks.com
http://investor.starbucks.com

In addition, we have filed the following exhibits herewith:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

PART II

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

The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. Starbucks opened 2,199 new stores in fiscal 2006 and plans to open approximately 2,400 in fiscal 2007. With a presence in 37 countries, serving customers more than 40 million times per week, management continues to believe that the Company’s long-term goal of approximately 20,000 Starbucks retail locations throughout the United States and at least 20,000 stores in International markets is achievable.

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

Income taxes for fiscal 2006 resulted in an effective tax rate of 35.8%, compared to 37.9% in fiscal 2005. The decline in the effective tax rate was due to the reversal of a valuation allowance in fiscal 2006 that had been established in fiscal 2005, the settlement in the third quarter of fiscal 2006 of a multi-year income tax audit in a foreign jurisdiction for which the Company had established a contingent liability, and to increased effectiveness of the Company’s long-term tax planning strategies. The effective tax rate for fiscal 2007 is expected to be approximately 38%, with quarterly variations.

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

December 21, 2006

INDEX TO EXHIBITS

INCORPORATED BY REFERENCE
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—	X

