Form 10-Q
period 2006-12-31
STARBUCKS CORP
filed 2007-02-09
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of February 5, 2007

Common Stock, par value $0.001 per share	750,956,382

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 31, 2006

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended
	December 31,	January 1,
	2006	2006
Net revenues:
Company-operated retail	$2,006,811	$1,627,983
Specialty:
Licensing	253,922	219,150
Foodservice and other	94,990	86,959

Total specialty	348,912	306,109

Total net revenues	2,355,723	1,934,092

Cost of sales including occupancy costs	984,823	778,038
Store operating expenses	771,967	622,166
Other operating expenses	72,538	59,148
Depreciation and amortization expenses	110,196	91,288
General and administrative expenses	115,228	123,325

Subtotal operating expenses	2,054,752	1,673,965

Income from equity investees	18,753	19,720

Operating income	319,724	279,847
Interest and other income, net	6,439	348

Earnings before income taxes	326,163	280,195
Income taxes	121,211	106,039

Net earnings	$204,952	$174,156

Net earnings per common share — basic	$0.27	$0.23
Net earnings per common share — diluted	$0.26	$0.22
Weighted average shares outstanding:
Basic	758,088	767,021
Diluted	782,764	792,949
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	October 1,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$270,873	$312,606
Short-term investments — available-for-sale securities	103,184	87,542
Short-term investments — trading securities	62,413	53,496
Accounts receivable, net of allowances of $4,558 and $3,827, respectively	227,823	224,271
Inventories	547,277	636,222
Prepaid expenses and other current assets	121,320	126,874
Deferred income taxes, net	96,646	88,777

Total current assets	1,429,536	1,529,788

Long-term investments — available-for-sale securities	23,280	5,811
Equity and other investments	224,918	219,093
Property, plant and equipment, net	2,396,801	2,287,899
Other assets	205,724	186,917
Other intangible assets	39,469	37,955
Goodwill	207,906	161,478

TOTAL ASSETS	$4,527,634	$4,428,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,691	$340,937
Accrued compensation and related costs	289,005	288,963
Accrued occupancy costs	68,033	54,868
Accrued taxes	173,949	94,010
Short-term borrowings	365,000	700,000
Other accrued expenses	209,146	224,154
Deferred revenue	422,648	231,926
Current portion of long-term debt	765	762

Total current liabilities	1,804,237	1,935,620

Long-term debt	1,746	1,958
Other long-term liabilities	282,796	262,857

Total liabilities	2,088,779	2,200,435

Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200,000,000; issued and outstanding, 757,372,182 and 756,602,055 shares, respectively (includes 3,394,184 common stock units in both periods)	757	756
Other additional paid-in-capital	39,393	39,393
Retained earnings	2,349,918	2,151,084
Accumulated other comprehensive income	48,787	37,273

Total shareholders’ equity	2,438,855	2,228,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,527,634	$4,428,941

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	December 31,	January 1,
	2006	2006
OPERATING ACTIVITIES:
Net earnings	$204,952	$174,156
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,122	97,744
Provision for impairments and asset disposals	3,469	3,751
Deferred income taxes, net	(21,277)	(26,291)
Equity in income of investees	(9,020)	(12,451)
Distributions from equity investees	18,845	5,769
Stock-based compensation	24,363	23,189
Tax benefit from exercise of stock options	3,422	110
Excess tax benefit from exercise of stock options	(29,618)	(23,724)
Net amortization of premium on securities	213	545
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	91,293	93,348
Accounts payable	(64,241)	(8,180)
Accrued taxes	109,813	127,118
Deferred revenue	191,219	134,205
Other operating assets and liabilities	38,854	19,573

Net cash provided by operating activities	678,409	608,862

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(148,362)	(232,000)
Maturity of available-for-sale securities	115,165	14,734
Sale of available-for-sale securities	—	76,504
Acquisition, net of cash acquired	(47,304)	—
Net purchases of equity, other investments and other assets	(15,722)	(4,893)
Net additions to property, plant and equipment	(270,547)	(147,323)

Net cash used by investing activities	(366,770)	(292,978)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	65,530	44,412
Excess tax benefit from exercise of stock options	29,618	23,724
Net repayments of revolving credit facility	(335,000)	(172,000)
Principal payments on long term debt	(209)	(186)
Repurchase of common stock	(115,288)	(134,301)

Net cash used by financing activities	(355,349)	(238,351)

Effect of exchange rate changes on cash and cash equivalents	1,977	93

Net increase/(decrease) in cash and cash equivalents	(41,733)	77,626

CASH AND CASH EQUIVALENTS:
Beginning of period	312,606	173,809

End of period	$270,873	$251,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,318	$2,918
Income taxes	$40,570	$10,280
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended December 31, 2006, and January 1, 2006
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of December 31, 2006, and for the 13-week periods ended December 31, 2006, and January 1, 2006, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week periods ended December 31, 2006, and January 1, 2006, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
The financial information as of October 1, 2006, is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended October 1, 2006 (“Fiscal 2006”), included in Item 8 in the Fiscal 2006 Annual Report on Form 10-K (together with Amendment No. 1 to the Fiscal 2006 Annual Report on Form 10-K/A, the “10-K”). The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes to the financial statements in the 10-K.
The results of operations for the 13-week period ended December 31, 2006, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2007.
Reclassifications
Certain reclassifications of prior year’s balances have been made to conform to the current format.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Starbucks must adopt these new requirements no later than its first fiscal quarter of 2009. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s consolidated financial statements.
Note 2: Acquisition
In October 2006, the Company acquired from H&Q Asia Pacific and other shareholders, 100% equity ownership of High Grown Investment Group (Hong Kong) Limited, which in turn owns 90% of Beijing Mei Da Coffee Co. Ltd. (“Mei Da”), the operator of 61 Starbucks retail stores in Beijing and Tianjin, China, and an authorized licensee of Starbucks Coffee International. Beijing San Yuan Company continues to be a minority shareholder of Mei Da. Due to its majority ownership of these operations, Starbucks applied the consolidation method of accounting subsequent to the date of acquisition.
Note 3: Derivative Financial Instruments
Cash Flow Hedges
Starbucks, which includes subsidiaries that use their local currency as their functional currency, enters into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases. Current forward contracts, which comprise the majority of the Company’s derivative instruments, hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated primarily in U.S. dollars for foreign operations. The Company also has futures contracts to hedge the variable price component for a small portion of its price-to-be-fixed green coffee purchase contracts.
The Company had accumulated net derivative gains of $3.1 million, net of taxes, in other comprehensive income as of December 31, 2006, related to cash flow hedges. Of this amount, $1.8 million of net derivative gains pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. No cash flow hedges were discontinued and no ineffectiveness was recognized during the 13-week periods ended December 31, 2006 and January 1, 2006. Current contracts will expire within 33 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. as well as the Company’s net investments in its Canadian and United Kingdom subsidiaries, to minimize foreign currency exposure. The Company applies the spot-to-spot method for these forward foreign exchange contracts, and under this method the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in other comprehensive income. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into earnings in “Interest and other income, net.” The Company had accumulated net derivative losses of $3.4 million, net of taxes, in other comprehensive income as of December 31, 2006, related to net investment derivative hedges. Current contracts expire within 30 months.
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	13 Weeks Ended
	December 31,	January 1,
	2006	2006
Cash flow hedges:
Reclassified gains into total net revenues	$308	$421
Reclassified losses into cost of sales	(1,027)	(1,636)

Net reclassified losses — cash flow hedges	(719)	(1,215)
Net reclassified gains — net investment hedges	1,337	423

Total	$618	$(792)

Note 4: Inventories
Inventories consist of the following (in thousands):

	December 31,	October 1,	January 1,
	2006	2006	2006
Coffee:
Unroasted	$273,184	$328,051	$262,204
Roasted	76,357	80,199	53,815
Other merchandise held for sale	125,449	146,345	80,539
Packaging and other supplies	72,287	81,627	56,092

Total	$547,277	$636,222	$452,650

As of December 31, 2006, the Company had committed to fixed-price purchase contracts for green coffee totaling $507 million. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote. Other merchandise held for sale includes, among other items, brewing equipment, serveware and tea.
Note 5: Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	December 31,	October 1,
	2006	2006
Land	$34,708	$32,350
Buildings	124,340	109,129
Leasehold improvements	2,580,388	2,436,503
Store equipment	850,075	784,444
Roasting equipment	199,854	197,004
Furniture, fixtures and other	539,241	523,275

	4,328,606	4,082,705
Less: accumulated depreciation and amortization	(2,076,546)	(1,969,804)

	2,252,060	2,112,901
Work in progress	144,741	174,998

Property, plant and equipment, net	$2,396,801	$2,287,899

Note 6: Short-term Borrowings
In August 2005, the Company entered into a $500 million unsecured five-year revolving credit facility (the “facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The facility is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. In August 2006, the Company increased its borrowing capacity under the facility to $1 billion, as provided in the original credit facility. In December of 2006, the Company extended the term of the facility by one year to August 2011. The interest rate for borrowings under the facility ranges from 0.150% to 0.275% over LIBOR or an alternate base rate, which is the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will depend upon the Company’s performance under specified financial criteria.
As of December 31, 2006, the Company had $365 million outstanding, as well as a letter of credit of $12.9 million which reduces the borrowing capacity under the credit facility. As of October 1, 2006, the Company had $700 million outstanding, as well as a letter of credit of $11.9 million. For the 13-week period ended December 31, 2006, the Company had additional borrowings of $24 million under the facility and made principal repayments of $359 million. The weighted average contractual interest rates were 5.5% at both December 31, 2006 and October 1, 2006. The facility contains provisions that require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of December 31, 2006 and October 1, 2006, the Company was in compliance with each of these covenants.
Interest expense, net of interest capitalized, was $7.0 million and $2.6 million for the 13 weeks ended December 31, 2006 and January 1, 2006 respectively. For the 13 weeks ended December 31, 2006, $0.8 million of interest expense was capitalized. No interest was capitalized for the 13 weeks ended January 1, 2006.
Note 7: Other Long-term Liabilities
The Company’s other long-term liabilities consist of the following (in thousands):

	December 31,	October 1,
	2006	2006
Deferred rent	$218,794	$203,903
Asset retirement obligations	37,187	34,271
Minority interest	13,485	10,739
Other	13,330	13,944

Total	$282,796	$262,857

The deferred rent liabilities as of December 31, 2006 and October 1, 2006, represent amounts for tenant improvement allowances, rent escalation clauses and rent holidays related to certain operating leases. The Company amortizes deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.

Asset retirement obligations represent the estimated fair value of the Company’s future costs of removing leasehold improvements at the termination of leases related to certain leased stores and administrative facilities.
Minority interest represents the long-term liabilities maintained for the collective ownership interests of minority shareholders for operations accounted for under the consolidation method, but in which Starbucks owns less than 100% of the equity interest.
The other remaining long-term liabilities generally include obligations to be settled or paid for one year beyond each period presented, for items such as guarantees, hedging instruments, donation commitments and the long-term portion of capital lease obligations.
Note 8: Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at December 31, 2006.
Under the Company’s authorized share repurchase program, Starbucks acquired 3.6 million shares at an average price of $36.04 for a total cost of $130 million for the 13-week period ended December 31, 2006. Starbucks acquired 4.3 million shares at an average price of $28.10 for a total cost of $121 million during the 13-week period ended January 1, 2006. During fiscal 2006, the Starbucks Board of Directors authorized additional repurchases of 25 million shares of the Company’s common stock, and as of December 31, 2006, there were 17.9 million remaining shares authorized for repurchase. Share repurchases were funded through cash, cash equivalents, available-for-sale securities and borrowings under the revolving credit facility and were part of the Company’s active capital management program.
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
Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended
	December 31,	January 1,
	2006	2006
Net earnings	$204,952	$174,156

Unrealized holding gains/(losses) on cash flow hedging instruments	5,542	(1,268)
Unrealized holding gains/(losses) on net investment hedging instruments	(108)	1,337
Unrealized holding gains/(losses) on available-for-sale securities	78	(44)
Reclassification adjustment for net gains realized in net earnings for available-for-sale securities	—	(10)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	753	1,110

Net unrealized gain	6,265	1,125
Translation adjustment	5,249	(3,620)

Total comprehensive income	$216,466	$171,661

The favorable translation adjustment change for the 13-week period ended December 31, 2006, of $5.2 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the euro and British pound sterling, offset in part by strengthening of the U.S. dollar against the Canadian dollar. The unfavorable translation adjustment change for the 13-week period ended January 1, 2006, of $3.6 million was primarily due to the strengthening of the U.S dollar against several currencies, such as the Japanese yen, euro and British pound sterling.

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	December 31,	October 1,
	2006	2006
Net unrealized holding losses on available-for-sale securities	$(176)	$(254)
Net unrealized holding losses on hedging instruments	(229)	(6,416)
Translation adjustment	49,192	43,943

Accumulated other comprehensive income	$48,787	$37,273

As of December 31, 2006, the translation adjustment of $49.2 million was net of tax provisions of $7.8 million. As of October 1, 2006, the translation adjustment of $43.9 million was net of tax provisions of $7.3 million.
Note 9: Stock-Based Compensation
Stock Options
Stock options to purchase the Company’s common stock are granted at prices at or above the fair market value on the date of grant. The majority of options become exercisable in four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant. Certain options granted prior to October 1, 2006 become exercisable in three equal installments beginning a year from the date of grant. Options granted to non-employee directors generally vest over one year. Nearly all outstanding stock options are non-qualified stock options.
The fair value of stock awards was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the 13 weeks ended December 31, 2006 and January 1, 2006:

	Employee Stock Options
13 weeks ended	December 31, 2006	January 1, 2006
Expected term (in years)	4.7	4.4
Expected stock price volatility	29.1%	28.8%
Risk-free interest rate	4.6%	4.4%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$12.04	$9.46
The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
The following summarizes all stock option transactions from October 1, 2006 through December 31, 2006 (no restricted stock, restricted stock units or stock appreciation rights were outstanding for any of these periods):

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	Subject to	Price	Contractual	Value
	Options	per Share	Life	(in thousands)
Outstanding, October 1, 2006	69,419,871	$16.83	6.2	$1,196,209
Granted	10,994,085	36.78
Exercised	(3,956,287)	13.59
Cancelled	(579,017)	28.39

Outstanding, December 31, 2006	75,878,652	19.80	6.5	1,200,249

Exercisable, December 31, 2006	48,065,980	13.30	5.2	1,063,261
The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $165 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 26 months.

The Company issues new shares of common stock upon exercise of stock options. As of December 31, 2006, there were 57.9 million shares of common stock available for issuance pursuant to future stock option grants.
Note 10: Earnings Per Share
The following table presents the calculation of net earnings per common share — basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended
	December 31,	January 1,
	2006	2006
Net earnings	$204,952	$174,156

Weighted average common shares and common stock units outstanding (for basic calculation)	758,088	767,021
Dilutive effect of outstanding common stock options	24,676	25,928

Weighted average common and common equivalent shares outstanding (for diluted calculation)	782,764	792,949

Net earnings per common share — basic	$0.27	$0.23
Net earnings per common and common equivalent share — diluted	$0.26	$0.22
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. These options are excluded from the computation of earnings per share if their effect is antidilutive. The antidilutive options totaled 5.5 million and 14.7 million for the 13-week periods ended December 31, 2006 and January 1, 2006, respectively.
Note 11: Commitments and Contingencies
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of December 31, 2006, the maximum amount of the guarantees was approximately $6.0 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
Starbucks has commitments under which it unconditionally guarantees its proportionate share of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $9.2 million, excluding interest and other related costs, and these commitments expire between 2007 and 2012. As of December 31, 2006, the Company recorded $3.6 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.
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

Note 12: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
December 31, 2006
Net Revenues:
Company-operated retail	$1,660,263	$346,548	$—	$—	$2,006,811
Specialty:
Licensing	113,309	49,864	90,749	—	253,922
Foodservice and other	86,327	8,663	—	—	94,990
Total specialty	199,636	58,527	90,749	—	348,912
Total net revenues	1,859,899	405,075	90,749	—	2,355,723
Earnings/(loss) before income taxes	326,738	33,538	41,601	(75,714)	326,163
Depreciation and amortization	81,363	20,465	22	8,346	110,196
Income from equity investees	—	8,024	10,729	—	18,753
Net impairment and disposition losses	2,433	1,034	2	—	3,469

January 1, 2006
Net Revenues:
Company-operated retail	$1,370,687	$257,296	$—	$—	$1,627,983
Specialty:
Licensing	96,283	42,309	80,558	—	219,150
Foodservice and other	80,371	6,588	—	—	86,959
Total specialty	176,654	48,897	80,558	—	306,109
Total net revenues	1,547,341	306,193	80,558	—	1,934,092
Earnings/(loss) before income taxes	298,482	33,823	42,577	(94,687)	280,195
Depreciation and amortization	67,684	15,009	34	8,561	91,288
Income from equity investees	124	7,778	11,818	—	19,720
Net impairment and disposition losses	2,044	1,572	—	135	3,751

(1)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the consolidated statements of earnings.
The table below represents information by geographic area (in thousands):

	13 Weeks Ended
	December 31,	January 1,
	2006	2006
Net revenues from external customers:
United States	$1,944,684	$1,624,867
Foreign countries	411,039	309,225

Total	$2,355,723	$1,934,092

No customer accounts for 10% or more of the Company’s revenues. Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 73% of foreign net revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s comparable store sales and revenue growth, operating income as a percentage of total net revenues, effective tax rate, cash flow requirements, capital expenditures and commodity costs, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the Securities and Exchange Commission (“SEC”), including the Item 1A. “Risks Factors” section of the Starbucks Annual Report on Form 10-K for the fiscal year ended October 1, 2006.
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
This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.
General
Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2006 had 52 weeks and the fiscal year ending on September 30, 2007 will also include 52 weeks. All references to store counts, including data for new store openings, are reported net of related store closures.
Management Overview
During the 13 weeks ended December 31, 2006, the Company’s focus on execution in all areas of its business, from U.S. and International Company-operated retail operations to the Company’s specialty businesses, delivered strong financial performance. Management believes that its ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks first quarter performance reflects the Company’s continuing commitment to achieving this balance.
The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. Starbucks opened 728 new stores in the 13-week period ended December 31, 2006 and plans to open approximately 2,400 in fiscal 2007. With a presence in 39 countries, serving customers nearly 44 million times per week, management continues to believe that the Company’s long-term goal of approximately 20,000 Starbucks retail locations throughout the United States and at least 20,000 stores in International markets is achievable.
In addition to opening new retail stores, Starbucks works to increase revenues generated at new and existing Company-operated stores by attracting new customers and increasing the frequency of visits by current customers. The strategy is to increase comparable store sales by continuously improving the level of customer service, introducing innovative products and improving speed of service through training, technology and process improvement.
For the 13-week period ended December 31, 2006, global comparable store sales for Company-operated markets increased by 6%. Comparable store sales growth for the remainder of fiscal 2007 is expected to be in the target range of 3% to 7%.

In licensed retail operations, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores. Internationally, the Company’s strategy is to selectively increase its equity stake in licensed international operations as these markets develop. In October 2006, the Company purchased a 90% stake in its previously-licensed operations in Beijing and Tianjin, China.
The combination of more retail stores, comparable store sales growth of 6% and growth in other business channels in the U.S., International and CPG operating segments resulted in a 22% increase in total net revenues for the 13-week period ended December 31, 2006, compared to the same period of fiscal 2006. The Company expects consolidated total net revenue growth of approximately 20% in fiscal 2007, consistent with its three to five year revenue growth target.
For the 13-week period ended December 31, 2006, operating income as a percentage of total net revenues decreased to 13.6% from a record high 14.5% in the same period of fiscal 2006, due to higher cost of sales including occupancy costs and higher store operating expenses, partially offset by lower general and administrative expenses. For the second half of fiscal 2007, the Company expects modest improvement in operating income as a percentage of total net revenues, compared to the same period in the prior year. Net earnings increased by 18% in the 13-week period ended December 31, 2006, compared to the same period in fiscal 2006.
Results of Operations for the 13 Weeks Ended December 31, 2006 and January 1, 2006
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	13 Weeks Ended		13 Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
			As a % of total net revenues
STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$2,006,811	$1,627,983	85.2%	84.2%
Specialty:
Licensing	253,922	219,150	10.8	11.3
Foodservice and other	94,990	86,959	4.0	4.5

Total specialty	348,912	306,109	14.8	15.8

Total net revenues	2,355,723	1,934,092	100.0	100.0

Cost of sales including occupancy costs	984,823	778,038	41.8	40.2
Store operating expenses (1)	771,967	622,166	32.8	32.2
Other operating expenses (2)	72,538	59,148	3.0	3.0
Depreciation and amortization expenses	110,196	91,288	4.7	4.7
General and administrative expenses	115,228	123,325	4.9	6.4

Subtotal operating expenses	2,054,752	1,673,965	87.2	86.5
Income from equity investees	18,753	19,720	0.8	1.0

Operating income	319,724	279,847	13.6	14.5
Interest and other income, net	6,439	348	0.2	0.0

Earnings before income taxes	326,163	280,195	13.8	14.5
Income taxes	121,211	106,039	5.1	5.5

Net earnings	$204,952	$174,156	8.7%	9.0%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 38.5% for the 13 weeks ended December 31, 2006, and 38.2% for the 13 weeks ended January 1, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 20.8% for the 13 weeks ended December 31, 2006, and 19.3% for the 13 weeks ended January 1, 2006.
Net revenues for the 13 weeks ended December 31, 2006, increased 22% to $2.4 billion from $1.9 billion for the corresponding period of fiscal 2006, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2007 compared to fiscal 2006.
During the 13-week period ended December 31, 2006, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 23% to $2.0 billion for the 13 weeks ended December 31, 2006, from $1.6 billion for the same period in fiscal 2006. The increase was primarily attributable to the opening of 1,177 new Company-operated retail stores in the last 12 months and comparable store sales growth of 6% for the 13 weeks ended December 31, 2006. The increase in comparable store sales was due to a 4% increase in the number of customer transactions and a 2% increase in the average value per transaction. Management believes increased traffic in Company-operated retail stores continues to be driven by sustained popularity of core products, new product innovation and a high level of customer satisfaction.
The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as “Specialty Operations.” Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 14% to $349 million for the 13 weeks ended December 31, 2006, from $306 million for the corresponding period of fiscal 2006.
Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club and certain other branded-product operations, increased 16% to $254 million for the 13 weeks ended December 31, 2006, from $219 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from the opening of 1,190 new licensed retail stores in the last 12 months and, to a lesser extent, growth in the licensed grocery and warehouse club business.
Foodservice and other revenues increased 9% to $95 million for the 13 weeks ended December 31, 2006, from $87 million for the corresponding period of fiscal 2006. The increase was primarily attributable to growth in new and existing accounts in the U.S. foodservice business.
Cost of sales including occupancy costs increased to 41.8% of total net revenues for the 13 weeks ended December 31, 2006, compared to 40.2% for the corresponding period of fiscal 2006. The increase was primarily due to higher rent expense, a shift in sales to higher cost products and increased distribution costs.
Store operating expenses as a percentage of Company-operated retail revenues increased to 38.5% for the 13 weeks ended December 31, 2006, from 38.2% for the corresponding period of fiscal 2006. This increase was primarily due to higher payroll expenditures from an increase in the average hourly wage rate for retail store partners.
Other operating expenses (expenses associated with the Company’s specialty operations) increased to 20.8% of total specialty revenues for the 13 weeks ended December 31, 2006, compared to 19.3% in the corresponding period of fiscal 2006. The increase was primarily due to increased payroll-related expenditures to support the growth in U.S. and International licensed stores operations.
Depreciation and amortization expenses increased to $110 million for the 13 weeks ended December 31, 2006, compared to $91 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 1,177 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses were 4.7% for both periods.
General and administrative expenses decreased to $115 million for the 13 weeks ended December 31, 2006, compared to $123 million for the corresponding period of fiscal 2006. This decrease was primarily due to higher charitable contributions in the prior year and higher provisions for incentive compensation due to exceptional performance in the prior year. These were partially offset by increased payroll-related expenditures and higher professional fees in support of continued global growth and systems infrastructure development in the current year. As a percentage of total net revenues, general and administrative expenses decreased to 4.9% for the 13 weeks ended December 31, 2006, from 6.4% for the corresponding period of fiscal 2006.
Income from equity investees decreased 5% to $19 million for the 13 weeks ended December 31, 2006, compared to $20 million for the corresponding period of fiscal 2006. The decrease was primarily due to lower income as a result of lower sales volumes for both the Starbucks Ice Cream Partnership and the North American Coffee Partnership, which produces ready-to-drink beverages, including bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks.
Operating income increased 14% to $320 million for the 13 weeks ended December 31, 2006, compared to $280 million for the corresponding period of fiscal 2006. Operating margin decreased to 13.6% of total net revenues for the 13 weeks ended December 31, 2006, compared to 14.5% for the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs and higher store operating expenses, partially offset by lower general and administrative expenses.
Net interest and other income increased to $6.4 million for the 13 weeks ended December 31, 2006, compared to $0.3 million in the corresponding period of fiscal 2006, primarily due to foreign exchange gains in the current year compared to foreign exchange losses in the prior year.
Income taxes for the 13 weeks ended December 31, 2006, resulted in an effective tax rate of 37.2%, compared to 37.8% for the corresponding period of fiscal 2006. The Company currently estimates that its effective tax rate for fiscal year 2007 will approximate 37%, with quarterly variations.
Net earnings for the 13 weeks ended December 31, 2006, increased 18% to $205 million from $174 million for the same period of fiscal 2006. Diluted earnings per share also increased by 18% to $0.26 for the 13 weeks ended December 31, 2006, compared to $0.22 per share for the comparable period in fiscal 2006.
SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):
United States

	13 Weeks Ended			13 Weeks Ended
	December 31,	January 1,	%	December 31,		January 1,
	2006	2006	Change	2006		2006
				As a % of U.S. total net revenues
Net revenues:
Company-operated retail	$1,660,263	$1,370,687	21.1%	89.3%		88.6%
Specialty:
Licensing	113,309	96,283	17.7	6.1		6.2
Foodservice and other	86,327	80,371	7.4	4.6		5.2

Total specialty	199,636	176,654	13.0	10.7		11.4

Total net revenues	1,859,899	1,547,341	20.2	100.0		100.0

Cost of sales including occupancy costs	731,121	587,446		39.3		38.0
Store operating expenses	648,377	528,775		34.8	(1)	34.1	(1)
Other operating expenses	52,125	44,107		2.8	(2)	2.8	(2)
Depreciation and amortization expenses	81,363	67,684		4.4		4.4
General and administrative expenses	21,759	21,533		1.2		1.4

Subtotal operating expenses	1,534,745	1,249,545		82.5		80.7

Income from equity investees	—	124		0.0		0.0

Operating income	$325,154	$297,920	9.1%	17.5%		19.3%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 39.1% for the 13 weeks ended December 31, 2006, and 38.6% for the 13 weeks ended January 1, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.1% for the 13 weeks ended December 31, 2006, and 25.0% for the 13 weeks ended January 1, 2006.
The United States operating segment (“United States”) sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.
United States total net revenues increased 20% to $1.9 billion for the 13 weeks ended December 31, 2006, compared to $1.5 billion for the corresponding period of fiscal 2006.
United States Company-operated retail revenues increased 21% to $1.7 billion for the 13 weeks ended December 31, 2006, compared to $1.4 billion for the corresponding period of fiscal 2006, primarily due to the opening of 928 new Company-operated retail stores in the last 12 months and comparable store sales growth of 6% for the quarter. The increase in comparable store sales was due to a 3% increase in the number of customer transactions and a 3% increase in the average value per transaction.
Total United States specialty revenues increased 13% to $200 million for the 13 weeks ended December 31, 2006,

compared to $177 million in the corresponding period of fiscal 2006. United States licensing revenues increased 18% to $113 million, compared to $96 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues as a result of opening 758 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased 7% to $86 million, from $80 million in fiscal 2006, primarily due to growth in new and existing foodservice accounts.
United States operating income increased by 9% to $325 million for the 13 weeks ended December 31, 2006, compared to $298 million for the same period in fiscal 2006. Operating margin decreased to 17.5% of related revenues from a record high 19.3% in the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs and higher store operating expenses. Cost of sales including occupancy costs increased primarily due to a shift in sales to higher cost products, higher rent expense and increased distribution costs. The impact from a shift in sales reflects a growing percentage of sales from food in the past year, which have higher cost of sales compared to core beverage offerings. Store operating expenses increased primarily due to higher payroll expenditures from an increase in the average hourly wage rate for retail store partners. The Company is partially offsetting these wage increases through its October 2006 beverage and whole bean price increase.
International

	13 Weeks Ended			13 Weeks Ended
	December 31,	January 1,	%	December 31,		January 1,
	2006	2006	Change	2006		2006
				As a % of International total net revenues
Net revenues:
Company-operated retail	$346,548	$257,296	34.7%	85.6%		84.0%
Specialty:
Licensing	49,864	42,309	17.9	12.3		13.8
Foodservice and other	8,663	6,588	31.5	2.1		2.2

Total specialty	58,527	48,897	19.7	14.4		16.0

Total net revenues	405,075	306,193	32.3	100.0		100.0

Cost of sales including occupancy costs	200,111	145,428		49.4		47.5
Store operating expenses	123,590	93,391		30.5	(1)	30.5	(1)
Other operating expenses	14,149	10,440		3.4	(2)	3.4	(2)
Depreciation and amortization expenses	20,465	15,009		5.1		4.9
General and administrative expenses	21,711	16,187		5.4		5.3

Subtotal operating expenses	380,026	280,455		93.8		91.6

Income from equity investees	8,024	7,778		2.0		2.5

Operating income	$33,073	$33,516	(1.3%)	8.2%		10.9%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 35.7% for the 13 weeks ended December 31, 2006, and 36.3% for the 13 weeks ended January 1, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 24.2% for the 13 weeks ended December 31, 2006, and 21.4% for the 13 weeks ended January 1, 2006.
The International operating segment (“International”) sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, China, Thailand, Australia, Germany, Singapore, Puerto Rico, Chile and Ireland. Specialty operations in International primarily include retail store licensing operations in more than 25 other countries and foodservice accounts in Canada and the United Kingdom. The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established areas of the business while at the same time investing in emerging markets and channels. During the quarter ended December 31, 2006, the Company opened its first stores in Brazil and Egypt. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.
International total net revenues increased 32% to $405 million for the 13 weeks ended December 31, 2006, compared to $306 million for the corresponding period of fiscal 2006.

International Company-operated retail revenues increased 35% to $347 million for the 13 weeks ended December 31, 2006, compared to $257 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 249 new Company-operated retail stores in the last 12 months, comparable store sales growth of 8% for the quarter and favorable foreign currency exchange for both the British pound sterling and Canadian dollar. The increase in comparable store sales resulted from a 6% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.
Total International specialty revenues increased 20% to $59 million for the 13 weeks ended December 31, 2006, compared to $49 million in the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from opening 432 new licensed retail stores in the last 12 months and growth in new and existing foodservice accounts.
International operating income decreased slightly to $33 million for the 13 weeks ended December 31, 2006, compared to $34 million in the corresponding period of fiscal 2006. Operating margin decreased to 8.2% of related revenues from 10.9% in the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs. The increase in cost of sales including occupancy costs was primarily due to accounting corrections totaling $3.4 million, and to rising energy and fuel prices.
Global Consumer Products Group

	13 Weeks Ended			13 Weeks Ended
	December 31,	January 1,	%	December 31,	January 1,
	2006	2006	Change	2006	2006
				As a % of CPG total net revenues
Net revenues:
Specialty:
Licensing	$90,749	$80,558	12.7%	100.0%	100.0%

Total specialty	90,749	80,558	12.7	100.0	100.0

Total net revenues	90,749	80,558	12.7	100.0	100.0

Cost of sales	53,591	45,164		59.1	56.1
Other operating expenses	6,264	4,601		6.9	5.7
Depreciation and amortization expenses	22	34		0.0	0.0

Subtotal operating expenses	59,877	49,799		66.0	61.8

Income from equity investees	10,729	11,818		11.8	14.7

Operating income	$41,601	$42,577	(2.3%)	45.8%	52.9%

The Global Consumer Products Group (“CPG”) sells a selection of whole bean and ground coffees as well as a selection of premium Tazo ® teas through licensing arrangements in United States and international markets. CPG also produces and sells ready-to-drink beverages which include, among others, bottled Frappuccino ® coffee drinks, Starbucks DoubleShot ® espresso drinks, Discoveries™ products, Starbucks ® superpremium ice creams and Starbucks™ Coffee and Cream Liqueurs through its joint ventures and marketing and distribution agreements.
CPG total net revenues increased 13% to $91 million for the 13 weeks ended December 31, 2006, compared to $81 million for the corresponding period of fiscal 2006. The increase was primarily due to volume growth in both the U.S. and International licensed grocery and warehouse club businesses.
CPG operating income decreased slightly to $42 million for the 13 weeks ended December 31, 2006, compared to $43 million for the corresponding period of fiscal 2006. Operating margin decreased to 45.8% of related revenues, from 52.9% in fiscal 2006, primarily due to higher cost of sales, lower income from the Company’s equity investees and higher other operating expenses. Cost of sales increased primarily due to the timing of sales to the grocery channel. Income from equity investees declined primarily due to decreased sales volumes for the Starbucks Ice Cream Partnership as well as the North American Coffee Partnership, which produces ready-to-drink beverages including Starbucks bottled Frappuccino® coffee drinks and Starbucks Doubleshot® espresso drinks. Other operating expenses increased primarily due to higher marketing expenditures in support of the development and expansion of the ready-to-drink beverages in the Asia-Pacific region.

Unallocated Corporate

	13 Weeks Ended			13 Weeks Ended
	December 31,	January 1,	%	December 31,	January 1,
	2006	2006	Change	2006	2006
				As a % of total net revenues
Depreciation and amortization expenses	$8,346	$8,561		0.4%	0.4%
General and administrative expenses	71,758	85,605		3.0	4.5

Operating loss	$(80,104)	$(94,166)	14.9%	(3.4%)	(4.9%)

Unallocated corporate expenses pertain to corporate administrative functions that support but are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses.
Unallocated corporate expenses decreased to $80 million for the 13 weeks ended December 31, 2006, compared to $94 million in the corresponding period of fiscal 2006. The decrease was primarily due to higher charitable contributions in the prior year and higher provisions for incentive compensation due to exceptional performance in the prior year. These were partially offset by increased payroll-related expenditures and higher professional fees in support of continued global growth and systems infrastructure development in the current year. Total unallocated corporate expenses as a percentage of total net revenues was 3.4% for the 13 weeks ended December 31, 2006 and 4.9% for the 13 weeks ended January 1, 2006.
Liquidity and Capital Resources
The following table represents components of the Company’s most liquid assets (in thousands):

	December 31,	October 1,
	2006	2006
Cash and cash equivalents	$270,873	$312,606
Short-term investments — available-for-sale securities	103,184	87,542
Short-term investments — trading securities	62,413	53,496
Long-term investments — available-for-sale securities	23,280	5,811

Total cash, cash equivalents and liquid investments	$459,750	$459,455

The Company manages its cash and cash equivalents, and liquid investments in order to internally fund operating needs and pay down short-term borrowings.
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
Cash provided by operating activities totaled $678 million for the 13 weeks ended December 31, 2006. Net earnings provided $205 million and growth in Starbucks Card balances provided $191 million in deferred revenue. The growth in the balance sheet amount for deferred revenue related to the Starbucks Card was due primarily to the holiday season. In addition, noncash depreciation and amortization expenses further increased cash provided by operating activities by $116 million, and an increase in accrued taxes payable due to the timing of payments provided $110 million.

Cash used by investing activities for the 13 weeks ended December 31, 2006 totaled $367 million. Net capital additions to property, plant and equipment used $271 million, primarily from opening 358 new Company-operated retail stores and remodeling certain existing stores during the quarter. This amount includes the effect of the net change in non-cash capital accruals totaling $55 million. During the 13 weeks ended December 31, 2006, the Company used $47 million, net of cash acquired, to purchase 90% equity ownership in the Company’s previously licensed operations in Beijing and Tianjin, China. In addition, the net activity in the Company’s portfolio of available-for-sale securities used $33 million.
Cash used by financing activities for the 13 weeks ended December 31, 2006 totaled $355 million. The Company made net repayments under its revolving credit facility of $335 million during the 13 weeks ended December 31, 2006, which consisted of additional gross borrowings of $24 million offset by gross principal repayments of $359 million. Cash used to repurchase shares of the Company’s common stock totaled $115 million. This amount, and the effect of the net change in unsettled trades totaling $15 million from October 1, 2006, together represent the total accrual-based cost of the share repurchase program for the quarter. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. Approximately 17.9 million shares remained available for repurchase as of December 31, 2006.
Partially offsetting cash used for share repurchases were proceeds of $66 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the
	13-week period ended		Stores open as of
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

United States:
Company-operated Stores(1)	282	164	6,010	5,082
Licensed Stores	223	198	3,391	2,633

	505	362	9,401	7,715

International:
Company-operated Stores(1)	76	60	1,511	1,262
Licensed Stores(1)	147	138	2,256	1,824

	223	198	3,767	3,086

Total	728	560	13,168	10,801

(1)	International store data has been adjusted for the acquisitions of the Puerto Rico, Hawaii and Beijing operations by reclassifying historical information from Licensed Stores to Company-operated Stores. United States store data was also adjusted to align with the Hawaii operations segment change by reclassifying historical information from International Company-operated stores to the United States.
Starbucks plans to open approximately 2,400 new stores on a global basis in fiscal 2007. In the United States, Starbucks plans to open approximately 1,000 Company-operated locations and 700 licensed locations. In International markets, Starbucks plans to open approximately 300 Company-operated stores and 400 licensed stores.
Contractual Obligations
There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Fiscal 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. (“Starbucks Japan”). The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of December 31, 2006, the maximum amount of the guarantees was approximately $6.0 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its balance sheet.
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
The Company purchases significant amounts of coffee and dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impacts the Company’s results of operations and can be expected to impact its future results of operations. For additional details see “Product Supply” in Item 1, as well as “Risk Factors” in Item 1A of the Company’s Form 10-K for the fiscal year ended October 1, 2006.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Starbucks must adopt these new requirements no later than its first fiscal quarter of 2009. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to foreign currency exchange rates, equity security prices and changes in interest rates.
Foreign Currency Exchange Risk
As of December 31, 2006, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge portions of anticipated international revenue streams and inventory purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as hedges of its net investment in Starbucks Coffee Japan, LTD, as well as the Company’s net investments in its Canadian and U.K. subsidiaries, to minimize foreign currency exposure. These contracts expire within 33 months.
Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in their fair values would be mostly offset by corresponding decreases or increases in the U.S. dollar value of the Company’s foreign investment, future foreign currency royalty fee payments and inventory purchases (i.e. “hedged items”) that would occur within the hedging period. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items.
Based on the foreign exchange contracts outstanding as of December 31, 2006, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of December 31, 2006, would result in a reduced fair value of these derivative financial instruments of approximately $45 million. Of this total, approximately $23 million relates to cash flow hedges of revenue streams and inventory purchases that may in turn reduce the Company’s future net earnings. The remaining $22 million relates to hedges of net investments in foreign operations that may reduce future accumulated other comprehensive income on the consolidated balance sheet since the underlying investments are not expected to be sold in the foreseeable future.
Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $39 million. Of this total, approximately $21 million relates to cash flow hedges of revenue streams and inventory purchases that may in turn increase the Company’s future net earnings, while the remaining $18 million relates to hedges of net investments in foreign operations that may increase future accumulated other comprehensive income.
Equity Security Price Risk and Interest Rate Risk
There has been no material change in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s Fiscal 2006 Annual Report on Form 10-K.
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
During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (December 31, 2006).
During the first quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 1 of this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended December 31, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs(2)	or Programs(2)
October 2, 2006 — October 29, 2006	—	$—	—	21,488,126
October 30, 2006 — November 26, 2006	449,936	36.46	449,936	21,038,190
November 27, 2006 — December 31, 2006	3,145,235	35.98	3,145,235	17,892,955

Total	3,595,171	36.04	3,595,171

(1)	Monthly information is presented by reference to the Company’s fiscal months during the first quarter of fiscal 2007.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 25 million shares of common stock, publicly announced on August 2, 2006. This authorization has no expiration date.
Item 6. Exhibits
(a)	Exhibits:

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
February 9, 2007	By:	/s/ Michael Casey
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