Form 10-Q
period 2007-04-01
STARBUCKS CORP
filed 2007-05-11
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 7, 2007

Common Stock, par value $0.001 per share	740,776,570

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended April 1, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net revenues:
Company-operated retail	$1,922,705	$1,599,844	$3,929,516	$3,227,827
Specialty:
Licensing	234,807	202,354	488,729	421,504
Foodservice and other	98,082	83,624	193,072	170,583

Total specialty	332,889	285,978	681,801	592,087

Total net revenues	2,255,594	1,885,822	4,611,317	3,819,914

Cost of sales including occupancy costs	944,746	760,873	1,929,569	1,538,911
Store operating expenses	780,985	665,273	1,552,952	1,287,439
Other operating expenses	75,661	63,648	148,199	122,796
Depreciation and amortization expenses	113,385	94,508	223,581	185,796
General and administrative expenses	126,104	119,611	241,332	242,936

Subtotal operating expenses	2,040,881	1,703,913	4,095,633	3,377,878

Income from equity investees	26,261	19,985	45,014	39,705

Operating income	240,974	201,894	560,698	481,741
Interest and other income, net	(592)	3,063	5,847	3,411

Earnings before income taxes	240,382	204,957	566,545	485,152
Income taxes	89,542	77,641	210,753	183,680

Net earnings	$150,840	$127,316	$355,792	$301,472

Net earnings per common share — basic	$0.20	$0.17	$0.47	$0.39
Net earnings per common share — diluted	$0.19	$0.16	$0.46	$0.38
Weighted average shares outstanding:
Basic	752,497	767,445	755,292	767,250
Diluted	774,055	794,613	778,450	793,936
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 1,	October 1,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,179	$312,606
Short-term investments — available-for-sale securities	77,872	87,542
Short-term investments — trading securities	65,780	53,496
Accounts receivable, net of allowances of $4,801 and $3,827, respectively	240,775	224,271
Inventories	578,877	636,222
Prepaid expenses and other current assets	124,957	126,874
Deferred income taxes, net	96,422	88,777

Total current assets	1,384,862	1,529,788

Long-term investments – available-for-sale securities	20,994	5,811
Equity and other investments	230,594	219,093
Property, plant and equipment, net	2,523,870	2,287,899
Other assets	228,128	186,917
Other intangible assets	39,942	37,955
Goodwill	208,485	161,478

TOTAL ASSETS	$4,636,875	$4,428,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279,960	$340,937
Accrued compensation and related costs	301,050	288,963
Accrued occupancy costs	68,006	54,868
Accrued taxes	77,910	94,010
Short-term borrowings	847,000	700,000
Other accrued expenses	244,558	224,154
Deferred revenue	300,579	231,926
Current portion of long-term debt	769	762

Total current liabilities	2,119,832	1,935,620

Long-term debt	1,551	1,958
Other long-term liabilities	303,193	262,857

Total liabilities	2,424,576	2,200,435

Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200,000,000 shares; issued and outstanding, 746,057,192 and 756,602,055 shares, respectively (includes 3,394,184 common stock units in both periods)	746	756
Other additional paid-in-capital	39,393	39,393
Retained earnings	2,121,783	2,151,084
Accumulated other comprehensive income	50,377	37,273

Total shareholders’ equity	2,212,299	2,228,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,636,875	$4,428,941

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	April 1,	April 2,
	2007	2006
OPERATING ACTIVITIES:
Net earnings	$355,792	$301,472
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	235,481	198,633
Provision for impairments and asset disposals	13,500	9,153
Deferred income taxes, net	(37,162)	(57,131)
Equity in income of investees	(24,935)	(24,807)
Distributions of income from equity investees	32,360	16,393
Stock-based compensation	52,180	51,297
Tax benefit from exercise of stock options	4,982	520
Excess tax benefit from exercise of stock options	(46,347)	(54,872)
Net amortization of premium on securities	432	1,209
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	60,553	91,975
Accounts payable	(60,498)	8,270
Accrued compensation and related costs	10,161	50,099
Accrued taxes	27,168	76,716
Deferred revenue	68,832	58,250
Other operating assets and liabilities	45,320	34,815

Net cash provided by operating activities	737,819	761,992

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(177,292)	(356,681)
Maturity of available-for-sale securities	134,712	127,604
Sale of available-for-sale securities	36,897	154,250
Acquisitions, net of cash acquired	(47,304)	(90,219)
Net purchases of equity, other investments and other assets	(31,143)	(19,103)
Net additions to property, plant and equipment	(507,202)	(310,331)

Net cash used by investing activities	(591,332)	(494,480)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	108,202	91,618
Excess tax benefit from exercise of stock options	46,347	54,872
Net borrowings/(repayments) under revolving credit facility	147,000	(182,000)
Principal payments on long-term debt	(401)	(372)
Repurchase of common stock	(563,137)	(204,186)

Net cash used by financing activities	(261,989)	(240,068)

Effect of exchange rate changes on cash and cash equivalents	3,075	1,418

Net increase/(decrease) in cash and cash equivalents	(112,427)	28,862

CASH AND CASH EQUIVALENTS:
Beginning of period	312,606	173,809

End of period	$200,179	$202,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,884	$4,444
Income taxes	$223,653	$167,286
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 26 Weeks Ended April 1, 2007, and April 2, 2006
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of April 1, 2007, and for the 13-week periods and 26-week periods ended April 1, 2007, and April 2, 2006, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week periods and 26-week periods ended April 1, 2007, and April 2, 2006, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The results of operations for the 13-week periods and 26-week periods ended April 1, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2007.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Starbucks must adopt these new requirements no later than its first fiscal quarter of 2009. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or Starbucks first fiscal quarter of 2009. Early adoption is permitted. Starbucks has not yet determined if it will elect to apply any of the provisions of SFAS 159 or what the effect of adoption of the statement would have, if any, on its consolidated financial statements.

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
Note 3: Derivative Financial Instruments
The Company manages its exposure to various risks within the consolidated financial statements according to an umbrella risk policy. Under this policy, Starbucks may engage in transactions involving various derivative instruments, with maturities generally not longer than five years, to hedge assets, liabilities, revenues and purchases.
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
The Company had accumulated net derivative gains of $1.9 million, net of taxes, in other comprehensive income as of April 1, 2007, related to cash flow hedges. Of this amount, $1.1 million of net derivative gains pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. There was no significant ineffectiveness for cash flow hedges recognized during the 13-week and 26-week periods ended April 1, 2007. No cash flow hedges were discontinued and no ineffectiveness was recognized during the 13-week and 26-week periods ended April 2, 2006. Current contracts will expire within 30 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as the Company’s net investments in its Canadian and United Kingdom subsidiaries, to minimize foreign currency exposure. The Company applies the spot-to-spot method for these forward foreign exchange contracts, and under this method the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in other comprehensive income. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into earnings in “Interest and other income, net.” The Company had accumulated net derivative losses of $4.3 million, net of taxes, in other comprehensive income as of April 1, 2007, related to net investment derivative hedges. Current contracts expire within 27 months.
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Cash flow hedges:
Reclassified gains into total net revenues	$682	$451	$990	$872
Reclassified losses into cost of sales	(48)	(1,932)	(1,075)	(3,568)

Net reclassified gains /(losses) — cash flow hedges	634	(1,481)	(85)	(2,696)
Net reclassified gains — net investment hedges	1,280	576	2,617	999

Total	$1,914	$(905)	$2,532	$(1,697)

Other Derivatives
Starbucks entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in “Interest and other income, net” on the consolidated statements of earnings. For the 13-week and 26-week periods ended April 1, 2007, these forward contracts resulted in net losses of $2.3 million. These losses were partially offset by the financial impact of translating foreign currency denominated payables and receivables, which are also recognized in “Interest and other income, net.” No similar contracts were held as of April 2, 2006.
Note 4: Inventories
Inventories consist of the following (in thousands):

	April 1,	October 1,	April 2,
	2007	2006	2006
Coffee:
Unroasted	$288,667	$328,051	$245,117
Roasted	77,910	80,199	63,486
Other merchandise held for sale	130,722	146,345	79,250
Packaging and other supplies	81,578	81,627	68,842

Total	$578,877	$636,222	$456,695

Other merchandise held for sale includes, among other items, brewing equipment, serveware and tea.
As of April 1, 2007, the Company had committed to fixed-price purchase contracts for green coffee totaling $446 million. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Note 5: Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	April 1,	October 1,
	2007	2006
Land	$37,783	$32,350
Buildings	135,868	109,129
Leasehold improvements	2,743,959	2,436,503
Store equipment	895,777	784,444
Roasting equipment	203,101	197,004
Furniture, fixtures and other	546,235	523,275

	4,562,723	4,082,705
Less: accumulated depreciation and amortization	(2,192,059)	(1,969,804)

	2,370,664	2,112,901
Work in progress	153,206	174,998

Property, plant and equipment, net	$2,523,870	$2,287,899

Note 6: Short-term Borrowings
In August 2005, the Company entered into a $500 million unsecured five-year revolving credit facility (the “facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The facility is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. In August 2006, the Company increased its borrowing capacity under the facility to $1 billion, as provided in the original credit facility. In December of 2006, the Company extended the term of the facility by one year to August 2011. The interest rate for borrowings under the facility ranges from 0.11% to 0.27% over LIBOR or an alternate base rate, which is the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will depend upon the Company’s performance under specified financial criteria.
As of April 1, 2007, the Company had $847 million outstanding, as well as a letter of credit of $12.9 million which reduces the borrowing capacity under the credit facility. As of October 1, 2006, the Company had $700 million outstanding, as well as a letter of credit of $11.9 million. For the 26-week period ended April 1, 2007, the Company had additional borrowings of $576 million under the facility and made principal repayments of $429 million. The weighted average contractual interest rates were 5.5% at both April 1, 2007 and October 1, 2006. The facility contains provisions requiring the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of April 1, 2007 and October 1, 2006, the Company was in compliance with each of these covenants.
Interest expense, net of interest capitalized, was $6.8 million and $13.8 million for the 13 weeks and 26 weeks ended April 1, 2007, respectively. Interest expense was $1.8 million and $4.4 million for the 13 weeks and 26 weeks ended April 2, 2006, respectively. For the 13 weeks and 26 weeks ended April 1, 2007, $1.1 million and $1.9 million, respectively, of interest expense was capitalized. No interest was capitalized for the 13 weeks and 26 weeks ended April 2, 2006.
On March 27, 2007, the Company established a commercial paper program (the “program”). Under the program the Company may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the Company’s revolving facility, and the combined borrowing limit remains at $1 billion for the program and the facility. Under the program, the Company may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. As of April 1, 2007, there had been no issuances of commercial paper. Initial issuances of commercial paper will be used to refinance earlier borrowings under the credit facility.
Note 7: Other Long-term Liabilities
The Company’s other long-term liabilities consist of the following (in thousands):

	April 1,	October 1,
	2007	2006
Deferred rent	$231,246	$203,903
Asset retirement obligations	41,015	34,271
Minority interest	15,012	10,739
Other	15,920	13,944

Total	$303,193	$262,857

Deferred rent liabilities represent amounts for tenant improvement allowances, rent escalation clauses and rent holidays related to certain operating leases. The Company amortizes deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.
Asset retirement obligations represent the estimated fair value of the Company’s future costs of removing leasehold improvements at the termination of leases for certain stores and administrative facilities.
Minority interest represents the collective ownership interests of minority shareholders for operations accounted for under the consolidation method, in which Starbucks owns less than 100% of the equity interest.
The other remaining long-term liabilities generally include obligations to be settled or paid for one year beyond each period presented, for items such as guarantees, hedging instruments, the long-term portion of capital lease obligations and donation commitments.
Note 8: Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at April 1, 2007.
Under the Company’s authorized share repurchase program, Starbucks acquired 17.9 million shares at an average price of $33.22 for a total accrual-based cost of $594 million for the 26-week period ended April 1, 2007. The related cash amount used to repurchase shares for the 26-week period ended April 1, 2007 was $563 million. The difference between the two amounts represents the effect of the net change in unsettled trades totaling $31 million from October 1, 2006. Starbucks acquired 6.1 million shares at an average price of $29.00 for a total accrual-based cost of $178 million during the 26-week period ended April 2, 2006. The related cash amount used to repurchase shares for the 26-week period ended April 2, 2006 was $204 million. The difference between the two amounts represents the effect of the net change in unsettled trades totaling $26 million from October 2, 2005. Share repurchases were funded through cash, cash equivalents, available-for-sale securities and borrowings under the revolving credit facility and were part of the Company’s active capital management program. On May 1, 2007, the Starbucks Board of Directors authorized the repurchase of up to 25 million additional shares of the Company’s common stock. As of May 1, 2007, a total of up to 26.1 million shares remained available for repurchase, under the current and previous authorizations.
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
Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net earnings	$150,840	$127,316	$355,792	$301,472

Unrealized holding gains/(losses) on cash flow hedging instruments	(1,546)	570	3,996	(698)
Unrealized holding gains/(losses) on net investment hedging instruments	(978)	(93)	(1,086)	1,244
Unrealized holding gains on available-for-sale securities	84	911	162	867
Reclassification adjustment for net losses realized in net earnings for available-for-sale securities	1	16	1	6

Reclassification adjustment for net losses realized in net earnings for cash flow hedges	356	906	1,109	2,016

Net unrealized gain/(loss)	(2,083)	2,310	4,182	3,435
Translation adjustment	3,673	5,450	8,922	1,830

Total comprehensive income	$152,430	$135,076	$368,896	$306,737

The favorable translation adjustment change for the 13-week period ended April 1, 2007, of $3.7 million was primarily due to the weakening of the U.S. dollar against the euro. The favorable translation adjustment change for the 13-week period ended April 2, 2006, of $5.4 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the euro, British pound sterling and Korean won.
The favorable translation adjustment change for the 26-week period ended April 1, 2007, of $8.9 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the euro and British pound sterling, offset in part by the strengthening of the U.S. dollar against the Canadian dollar. The favorable translation adjustment change for the 26-week period ended April 2, 2006, of $1.8 million was primarily due to the weakening of the U.S. dollar against several currencies, such as the Korean won, Taiwan dollar and Chinese renminbi, partially offset by the strengthening of the U.S. dollar against the Japanese yen.
The components of accumulated other comprehensive income, net of tax, as presented on the consolidated balance sheets were as follows (in thousands):

	April 1,	October 1,
	2007	2006
Net unrealized holding losses on available-for-sale securities	$(91)	$(254)
Net unrealized holding losses on hedging instruments	(2,397)	(6,416)
Translation adjustment	52,865	43,943

Accumulated other comprehensive income	$50,377	$37,273

As of April 1, 2007, the translation adjustment of $52.9 million was net of tax provisions of $7.9 million. As of October 1, 2006, the translation adjustment of $43.9 million was net of tax provisions of $7.3 million.

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
The fair value of stock awards was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the 13 and 26 weeks ended April 1, 2007, and April 2, 2006:

	Employee Stock Options
	13 Weeks Ended		26 Weeks Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Expected term (in years)	4.5	4.4	4.7	4.4
Expected stock price volatility	26.9%	28.3%	29.0%	28.9%
Risk-free interest rate	4.6%	4.6%	4.6%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$10.22	$10.86	$11.97	$9.54
The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
For the 26-week periods ended April 1, 2007 and April 2, 2006, total pretax compensation cost recognized for share-based payment plans was $52.2 million and $50.6 million, respectively, and the total income tax benefit recognized in the statements of earnings from these plans was $17.8 million and $17.3 million, respectively.
The following summarizes all stock option transactions from October 1, 2006 through April 1, 2007 (no restricted stock, restricted stock units or stock appreciation rights were outstanding for any of these periods):

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	Subject to	Price	Contractual	Value
	Options	per Share	Life	(in thousands)
Outstanding, October 1, 2006	69,419,871	$16.83	6.2	$1,196,209
Granted	11,427,899	36.65
Exercised	(6,511,839)	13.08
Forfeited/Cancelled	(1,766,127)	28.89

Outstanding, April 1, 2007	72,569,804	19.97	6.3	886,698

Exercisable, April 1, 2007	46,049,878	13.54	5.0	821,681
Vested and expected to vest, April 1, 2007	70,146,981	19.46	6.2	885,606
The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. As of April 1, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $144 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 25 months.
The Company issues new shares of common stock upon exercise of stock options. As of April 1, 2007, there were 58.6 million shares of common stock available for issuance pursuant to future stock option grants.

Note 10: Earnings Per Share
The following table presents the calculation of net earnings per common share – basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net earnings	$150,840	$127,316	$355,792	$301,472
Weighted average common shares and common stock units outstanding (for basic calculation)	752,497	767,445	755,292	767,250
Dilutive effect of outstanding common stock options	21,558	27,168	23,158	26,686

Weighted average common and common equivalent shares outstanding (for diluted calculation)	774,055	794,613	778,450	793,936

Net earnings per common share — basic	$0.20	$0.17	$0.47	$0.39
Net earnings per common and common equivalent share — diluted	$0.19	$0.16	$0.46	$0.38
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. These options are excluded from the computation of earnings per share if their effect is antidilutive. The antidilutive options totaled 11.8 million and 12.0 million for the 13-week periods ended April 1, 2007 and April 2, 2006, respectively. The antidilutive options totaled 8.5 million and 10.1 million for the 26-week periods ended April 1, 2007 and April 2, 2006, respectively.
Note 11: Commitments and Contingencies
Guarantees
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of April 1, 2007, the maximum amount of the guarantees was approximately $5.4 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
Starbucks has commitments under which it unconditionally guarantees its proportionate share of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $9.3 million, excluding interest and other related costs, and these commitments expire between 2007 and 2012. As of April 1, 2007, the Company recorded $3.6 million to “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.
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
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On March 30, 2006, the Court issued an order certifying the case as a class action, with the plaintiff representing a class of all persons employed as baristas in the state of California since October 8, 2000. In March 2007, notice of action was sent to approximately 120,000 potential members of the class. The Company cannot estimate the possible loss to the Company, if any. Trial is currently set for December 2007. The Company believes its practices comply with California law, and the Company intends to vigorously defend the lawsuit.
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

Note 12: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
April 1, 2007
Net Revenues:
Company-operated retail	$1,595,389	$327,316	$—	$—	$1,922,705
Specialty:
Licensing	104,790	51,205	78,812	—	234,807
Foodservice and other	89,251	8,831	—	—	98,082
Total specialty	194,041	60,036	78,812	—	332,889
Total net revenues	1,789,430	387,352	78,812	—	2,255,594
Earnings/(loss) before income taxes	269,954	22,284	37,659	(89,515)	240,382
Depreciation and amortization	84,429	20,649	21	8,286	113,385
Income from equity investees	—	12,916	13,345	—	26,261
Net impairment and disposition losses	2,807	6,178	—	1,046	10,031

April 2, 2006
Net Revenues:
Company-operated retail	$1,351,563	$248,281	$—	$—	$1,599,844
Specialty:
Licensing	81,451	42,725	78,178	—	202,354
Foodservice and other	76,584	7,040	—	—	83,624
Total specialty	158,035	49,765	78,178	—	285,978
Total net revenues	1,509,598	298,046	78,178	—	1,885,822
Earnings/(loss) before income taxes	231,439	19,575	38,028	(84,085)	204,957
Depreciation and amortization	69,534	16,286	27	8,661	94,508
Income from equity investees	27	9,125	10,833	—	19,985
Net impairment and disposition losses/(gains)	1,870	3,684	—	(150)	5,404

	United			Unallocated
26 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
April 1, 2007
Net Revenues:
Company-operated retail	$3,255,652	$673,864	$—	$—	$3,929,516
Specialty:
Licensing	218,099	101,069	169,561	—	488,729
Foodservice and other	175,578	17,494	—	—	193,072
Total specialty	393,677	118,563	169,561	—	681,801
Total net revenues	3,649,329	792,427	169,561	—	4,611,317
Earnings/(loss) before income taxes	596,692	55,822	79,260	(165,229)	566,545
Depreciation and amortization	165,792	41,114	43	16,632	223,581
Income from equity investees	—	20,940	24,074	—	45,014
Net impairment and disposition losses	5,240	7,212	2	1,046	13,500

April 2, 2006
Net Revenues:
Company-operated retail	$2,722,250	$505,577	$—	$—	$3,227,827
Specialty:
Licensing	177,734	85,034	158,736	—	421,504
Foodservice and other	156,955	13,628	—	—	170,583
Total specialty	334,689	98,662	158,736	—	592,087
Total net revenues	3,056,939	604,239	158,736	—	3,819,914
Earnings/(loss) before income taxes	529,921	53,398	80,605	(178,772)	485,152
Depreciation and amortization	137,218	31,295	61	17,222	185,796
Income from equity investees	151	16,903	22,651	—	39,705
Net impairment and disposition losses/(gains)	3,912	5,256	—	(15)	9,153

(1)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest and other income, net” on the consolidated statements of earnings.

The table below represents information by geographic area (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net revenues from external customers:
United States	$1,860,974	$1,586,704	$3,805,658	$3,211,571
Foreign countries	394,620	299,118	805,659	608,343

Total	$2,255,594	$1,885,822	$4,611,317	$3,819,914

No customer accounts for 10% or more of the Company’s revenues. Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 72% of foreign net revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s comparable store sales and revenue growth, operating income as a percentage of total net revenues, effective tax rate, cash flow requirements and capital expenditures all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the SEC, including the Item 1A. “Risks Factors” section of the 10-K.
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
This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K.
General
Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Fiscal year 2006 had 52 weeks and the fiscal year ending on September 30, 2007 will also include 52 weeks. All references to store counts, including data for new store openings, are reported net of related store closures.
Management Overview
During both the 13 and 26 week periods ended April 1, 2007, the Company’s continued focus on execution in all areas of its business, from U.S. and International Company-operated retail operations to the Company’s specialty operations, delivered solid financial performance. Management believes that its ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks quarterly and year-to-date fiscal 2007 performance reflects the Company’s ongoing commitment to achieving this balance.
The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. Starbucks opened 1,288 new stores in the first half of fiscal 2007 and plans to open approximately 2,400 stores in fiscal 2007.
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
Global comparable store sales for Company-operated markets increased by 4% for the 13-week period ended April 1, 2007, and increased 5% over the first half of fiscal 2007. Comparable store sales growth for fiscal 2007 is expected to be in the target range of 3% to 7%.
In licensed retail operations, Starbucks shares operating and store development experience to help licensees improve the profitability of existing stores and build new stores. Internationally, the Company’s strategy is to selectively increase its equity stake in licensed international operations as these markets develop. In the first quarter of fiscal 2007, the Company purchased a 90% stake in its previously-licensed operations in Beijing and Tianjin, China.

Starbucks has three reportable segments: United States, International and the Global Consumer Products Group (“CPG”).
The United States and International segments both include Company-operated retail stores, licensed retail stores and foodservice operations. The United States segment has been operating significantly longer than the International segment and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the United States segment has significantly more stores, higher average sales per store, and higher total revenues than the International segment. Further, certain market costs, particularly occupancy costs, are lower in the United States segment than in the markets of the International segment. As a result of the relative strength of the brand in the United States segment, the number of stores, the higher unit volumes, and the lower market costs, the United States segment has a higher operating margin than the less-developed International segment.
The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established international markets while at the same time investing in emerging markets, such as China. The Company’s newer international markets require a more extensive support organization, relative to the current levels of revenue and operating income. The Company’s ongoing investments in International infrastructure can be expected to cause variability in quarterly operating margins for the International segment.
The CPG segment includes the Company’s grocery and warehouse club business as well as branded products operations worldwide. The CPG segment operates primarily through joint ventures and licensing arrangements with large consumer products business partners, most significantly The North American Coffee Partnership with the Pepsi-Cola Company for distribution of ready-to-drink beverages, and with Kraft Foods Inc. for distribution of packaged coffees and teas. This operating model allows the CPG segment to leverage the business partners’ existing infrastructures and to extend the Starbucks brand in an efficient way. Most of the customer revenues from the ready-to-drink and packaged coffee channels are recognized by the joint venture or licensed business partner, not by the CPG segment, and the results of the Company’s joint ventures are included on a net basis in “Income from equity investees” on the consolidated statements of earnings. As a result, the CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to the Company’s other two reporting segments, which consist primarily of retail stores.
The combination of more retail stores, comparable store sales growth of 4% and growth in other business channels resulted in a 20% increase in total net revenues for the 13-week period ended April 1, 2007, compared to the same period of fiscal 2006. The Company expects consolidated total net revenue growth of approximately 20% in fiscal 2007.
Operating income as a percentage of total net revenues was 10.7% for both the 13 weeks ended April 1, 2007 and April 2, 2006, due to higher cost of sales including occupancy costs offset by lower store operating expenses and lower general and administrative expenses as a percentage of total net revenues. For the second half of fiscal 2007, the Company expects modest improvement in year-over-year operating margin, primarily in the fourth quarter, despite the more challenging cost environment, particularly in labor and dairy costs. Net earnings increased by 18% in the 13-week period ended April 1, 2007, compared to the same period in fiscal 2006.

Results of Operations for the 13 Weeks Ended April 1, 2007 and April 2, 2006
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	13 Weeks Ended			13 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
STATEMENTS OF EARNINGS DATA
				As a % of total net revenues
Net revenues:
Company-operated retail	$1,922,705	$1,599,844	20.2%	85.2%	84.8%
Specialty:
Licensing	234,807	202,354	16.0	10.4	10.7
Foodservice and other	98,082	83,624	17.3	4.4	4.5

Total specialty	332,889	285,978	16.4	14.8	15.2

Total net revenues	2,255,594	1,885,822	19.6	100.0	100.0

Cost of sales including occupancy costs	944,746	760,873		41.9	40.3
Store operating expenses (1)	780,985	665,273		34.6	35.4
Other operating expenses (2)	75,661	63,648		3.4	3.4
Depreciation and amortization expenses	113,385	94,508		5.0	5.0
General and administrative expenses	126,104	119,611		5.6	6.3

Subtotal operating expenses	2,040,881	1,703,913	19.8	90.5	90.4
Income from equity investees	26,261	19,985		1.2	1.1

Operating income	240,974	201,894	19.4	10.7	10.7
Interest and other income, net	(592)	3,063		0.0	0.2

Earnings before income taxes	240,382	204,957		10.7	10.9
Income taxes	89,542	77,641		4.0	4.1

Net earnings	$150,840	$127,316	18.5%	6.7%	6.8%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.6% for the 13 weeks ended April 1, 2007, and 41.6% for the 13 weeks ended April 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 22.7% for the 13 weeks ended April 1, 2007, and 22.3% for the 13 weeks ended April 2, 2006.
Net revenues for the 13 weeks ended April 1, 2007, increased 20% to $2.3 billion from $1.9 billion for the corresponding period of fiscal 2006, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2007 compared to fiscal 2006.
During the 13-week period ended April 1, 2007, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 20% to $1.9 billion for the 13 weeks ended April 1, 2007, from $1.6 billion for the same period in fiscal 2006. The increase was primarily attributable to the opening of 1,279 new Company-operated retail stores in the last 12 months and comparable store sales growth of 4% for the 13 weeks ended April 1, 2007. The increase in comparable store sales was due to a 3% increase in the average value per transaction and a 1% increase in the number of customer transactions.
The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 16% to $333 million for the 13 weeks ended April 1, 2007, from $286 million for the corresponding period of fiscal 2006.
Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club and certain other branded-product operations, increased 16% to $235 million for the 13 weeks ended April 1, 2007, from $202 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from the opening of 1,224 new licensed retail stores in the last 12 months.
Foodservice and other revenues increased 17% to $98 million for the 13 weeks ended April 1, 2007, from $84 million for the corresponding period of fiscal 2006. The increase was primarily attributable to growth in new and existing accounts in the U.S. foodservice business.
Cost of sales including occupancy costs increased to 41.9% of total net revenues for the 13 weeks ended April 1,

2007, compared to 40.3% for the corresponding period of fiscal 2006. The increase was primarily due to a shift in sales to higher cost products, increased distribution costs due to the Company’s expanding store base and food programs, and higher rent expense attributed to growth in higher priced real estate markets.
Store operating expenses as a percentage of Company-operated retail revenues decreased to 40.6% for the 13 weeks ended April 1, 2007, from 41.6% for the corresponding period of fiscal 2006. This decrease was primarily due to higher provisions for incentive compensation in the prior year due to exceptionally strong performance.
Other operating expenses, expenses associated with the Company’s specialty operations, increased to 22.7% of total specialty revenues for the 13 weeks ended April 1, 2007, compared to 22.3% in the corresponding period of fiscal 2006. The increase was primarily due to higher marketing costs related to market expansion of ready-to-drink coffee beverages in the Asia-Pacific region.
Depreciation and amortization expenses increased to $113 million for the 13 weeks ended April 1, 2007, compared to $95 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 1,279 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses were 5.0% for both periods.
General and administrative expenses increased to $126 million for the 13 weeks ended April 1, 2007, compared to $120 million for the corresponding period of fiscal 2006. The increase was primarily due to higher payroll-related expenditures and professional fees in support of continued global growth, partially offset by lower provisions for incentive compensation due to exceptional performance in the prior year. As a percentage of total net revenues, general and administrative expenses decreased to 5.6% for the 13 weeks ended April 1, 2007, from 6.3% for the corresponding period of fiscal 2006.
Income from equity investees increased 31% to $26 million for the 13 weeks ended April 1, 2007, compared to $20 million for the corresponding period of fiscal 2006. The increase was primarily from the North American Coffee Partnership, which produces ready-to-drink beverages, including Starbucks bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks, and higher equity income from international investees.
Operating income increased 19% to $241 million for the 13 weeks ended April 1, 2007, compared to $202 million for the corresponding period of fiscal 2006. Operating margin was 10.7% of total net revenues for both the 13 weeks ended April 1, 2007, and April 2, 2006. For the 13 weeks ended April 1, 2007, higher cost of sales including occupancy costs were offset by lower store operating expenses and lower general and administrative expenses as a percentage of total net revenues.
Net interest and other income decreased to expense of $0.6 million for the 13 weeks ended April 1, 2007, compared to income of $3.1 million for the corresponding period of fiscal 2006, primarily due to higher borrowings and higher interest rates on the Company’s revolving credit facility.
Income taxes for the 13 weeks ended April 1, 2007, resulted in an effective tax rate of 37.2%, compared to 37.9% for the corresponding period of fiscal 2006. The Company currently estimates that its effective tax rate for fiscal year 2007 will approximate 37%, with quarterly variations.
Net earnings for the 13 weeks ended April 1, 2007, increased 18% to $151 million from $127 million for the same period in fiscal 2006. Diluted earnings per share increased by 19% to $0.19 for the 13 weeks ended April 1, 2007, compared to $0.16 per share for the comparable period in fiscal 2006.

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):
United States

	13 Weeks Ended			13 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
				As a % of U.S. total net
				revenues
Net revenues:
Company-operated retail	$1,595,389	$1,351,563	18.0%	89.2%	89.5%
Specialty:
Licensing	104,790	81,451	28.7	5.8	5.4
Foodservice and other	89,251	76,584	16.5	5.0	5.1

Total specialty	194,041	158,035	22.8	10.8	10.5

Total net revenues	1,789,430	1,509,598	18.5	100.0	100.0

Cost of sales including occupancy costs	707,957	569,264		39.6	37.7
Store operating expenses (1)	653,791	568,088		36.5	37.6
Other operating expenses (2)	52,020	48,109		2.9	3.2
Depreciation and amortization expenses	84,429	69,534		4.7	4.6
General and administrative expenses	23,651	23,587		1.3	1.6

Subtotal operating expenses	1,521,848	1,278,582	19.0	85.0	84.7

Income from equity investees	—	27		0.0	0.0

Operating income	$267,582	$231,043	15.8%	15.0%	15.3%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 41.0% for the 13 weeks ended April 1, 2007, and 42.0% for the 13 weeks ended April 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.8% for the 13 weeks ended April 1, 2007, and 30.4% for the 13 weeks ended April 2, 2006.
The United States operating segment (“United States”) sells coffee and other beverages, whole bean coffees, complementary food, coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.
United States total net revenues increased 19% to $1.8 billion for the 13 weeks ended April 1, 2007, compared to $1.5 billion for the corresponding period of fiscal 2006.
United States Company-operated retail revenues increased 18% to $1.6 billion for the 13 weeks ended April 1, 2007, compared to $1.4 billion for the corresponding period of fiscal 2006, primarily due to the opening of 1,042 new Company-operated retail stores in the last 12 months and comparable store sales growth of 3% for the quarter resulting from a 3% increase in the average value per transaction.
Total United States specialty revenues increased 23% to $194 million for the 13 weeks ended April 1, 2007, compared to $158 million in the corresponding period of fiscal 2006. United States licensing revenues increased 29% to $105 million, compared to $81 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues as a result of opening 768 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased 17% to $89 million, from $77 million in fiscal 2006, primarily due to growth in new and existing foodservice accounts.
United States operating income increased 16% to $268 million for the 13 weeks ended April 1, 2007, compared to $231 million for the same period in fiscal 2006. Operating margin decreased to 15.0% of related revenues from a record second quarter high of 15.3% in the corresponding period of fiscal 2006. The decrease was due to higher cost of sales including occupancy costs, primarily due to a shift in sales to higher cost products, such as food and merchandise, higher rent expenses and increased distribution costs due to expansion of the Company’s store base and food programs. Partially offsetting this was lower store operating expenses as a percentage of total net revenues, primarily resulting from higher provisions for incentive compensation in the prior year due to exceptionally strong performance.
International

	13 Weeks Ended			13 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
				As a % of International total
				net revenues
Net revenues:
Company-operated retail	$327,316	$248,281	31.8%	84.5%	83.3%
Specialty:
Licensing	51,205	42,725	19.8	13.2	14.3
Foodservice and other	8,831	7,040	25.4	2.3	2.4

Total specialty	60,036	49,765	20.6	15.5	16.7

Total net revenues	387,352	298,046	30.0	100.0	100.0

Cost of sales including occupancy costs	189,184	144,816		48.8	48.6
Store operating expenses (1)	127,194	97,185		32.9	32.6
Other operating expenses (2)	16,769	11,376		4.3	3.8
Depreciation and amortization expenses	20,649	16,286		5.3	5.5
General and administrative expenses	25,342	18,184		6.5	6.1

Subtotal operating expenses	379,138	287,847	31.7	97.8	96.6

Income from equity investees	12,916	9,125		3.3	3.1

Operating income	$21,130	$19,324	9.3%	5.5%	6.5%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 38.9% for the 13 weeks ended April 1, 2007, and 39.1% for the 13 weeks ended April 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 27.9% for the 13 weeks ended April 1, 2007, and 22.9% for the 13 weeks ended April 2, 2006.
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
International total net revenues increased 30% to $387 million for the 13 weeks ended April 1, 2007, compared to $298 million for the corresponding period of fiscal 2006.
International Company-operated retail revenues increased 32% to $327 million for the 13 weeks ended April 1, 2007, compared to $248 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 237 new Company-operated retail stores in the last 12 months, comparable store sales growth of 7% for the quarter and favorable foreign currency exchange for the British pound sterling. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.
Total International specialty revenues increased 21% to $60 million for the 13 weeks ended April 1, 2007, compared to $50 million in the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from opening 456 new licensed retail stores in the last 12 months and growth in new and existing foodservice accounts.
International operating income increased 9% to $21 million for the 13 weeks ended April 1, 2007, compared to $19 million in the corresponding period of fiscal 2006. Operating margin decreased to 5.5% of related revenues from 6.5% in the corresponding period of fiscal 2006, primarily due to higher other operating expenses and general and administrative expenses as a percentage of total net revenues resulting from increased payroll-related expenditures to support continued rapid international store growth.
Global Consumer Products Group

	13 Weeks Ended			13 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
				As a % of CPG total net
				revenues
Net revenues:
Specialty:
Licensing	$78,812	$78,178	0.8%	100.0%	100.0%

Total specialty	78,812	78,178	0.8	100.0	100.0

Total net revenues	78,812	78,178	0.8	100.0	100.0

Cost of sales	47,605	46,793		60.4	59.9
Other operating expenses	6,872	4,163		8.7	5.3
Depreciation and amortization expenses	21	27		0.0	0.0

Subtotal operating expenses	54,498	50,983	6.9	69.1	65.2

Income from equity investees	13,345	10,833		16.9	13.8

Operating income	$37,659	$38,028	(1.0%)	47.8%	48.6%

The Global Consumer Products Group (“CPG”) sells a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas through licensing arrangements in United States and international markets. CPG also produces and sells ready-to-drink beverages which include, among others, Starbucks bottled Frappuccino® coffee drinks, Starbucks DoubleShot® espresso drinks, Discoveries™ products, Starbucks® superpremium ice creams and Starbucks™ Coffee and Cream Liqueurs through its joint ventures and marketing and distribution agreements.
CPG total net revenues increased 1% to $79 million for the 13 weeks ended April 1, 2007, compared to $78 million for the corresponding period of fiscal 2006. The increase was primarily due to increased product sales and royalties in the International ready-to-drink business. Partially offsetting this was decreased shipments into the U.S. packaged coffee and tea distribution system, despite higher sales to grocery retailers, resulting in lower inventory levels throughout the system.
CPG operating income was $38 million for the 13 weeks ended April 1, 2007, relatively flat with the corresponding period of fiscal 2006. Operating margin decreased to 47.8% of related revenues, from 48.6% in fiscal 2006, primarily due to increased other operating expenses. The increase in other operating expenses was due to higher marketing expenditures to support continued international expansion of ready-to-drink beverages. Partially offsetting the increase in other operating expenses was higher income from equity investees attributable to the ready-to-drink beverage business in the U.S.
Unallocated Corporate

	13 Weeks Ended			13 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
				As a % of total net
				revenues
Depreciation and amortization expenses	$8,286	$8,661		0.4%	0.5%
General and administrative expenses	77,111	77,840		3.4	4.1

Operating loss	$(85,397)	$(86,501)	1.3%	(3.8%)	(4.6%)

Unallocated corporate expenses pertain to corporate administrative functions that support but are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses.
Unallocated corporate expenses decreased to $85 million for the 13 weeks ended April 1, 2007, compared to $87 million in the corresponding period of fiscal 2006. The decrease was primarily due to higher provisions for incentive compensation in the prior year due to exceptional performance. Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.8% for the 13 weeks ended April 1, 2007, from 4.6% for the 13 weeks ended April 2, 2006.
Results of Operations for the 26 Weeks Ended April 1, 2007 and April 2, 2006
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	26 Weeks Ended			26 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
STATEMENTS OF EARNINGS DATA
				As a % of total net revenues
Net revenues:
Company-operated retail	$3,929,516	$3,227,827	21.7%	85.2%	84.5%
Specialty:
Licensing	488,729	421,504	15.9	10.6	11.0
Foodservice and other	193,072	170,583	13.2	4.2	4.5

Total specialty	681,801	592,087	15.2	14.8	15.5

Total net revenues	4,611,317	3,819,914	20.7	100.0	100.0

Cost of sales including occupancy costs	1,929,569	1,538,911		41.8	40.3
Store operating expenses (1)	1,552,952	1,287,439		33.7	33.6
Other operating expenses (2)	148,199	122,796		3.3	3.2
Depreciation and amortization expenses	223,581	185,796		4.8	4.9
General and administrative expenses	241,332	242,936		5.2	6.4

Subtotal operating expenses	4,095,633	3,377,878	21.2	88.8	88.4
Income from equity investees	45,014	39,705		1.0	1.0

Operating income	560,698	481,741	16.4	12.2	12.6
Interest and other income, net	5,847	3,411		0.1	0.1

Earnings before income taxes	566,545	485,152		12.3	12.7
Income taxes	210,753	183,680		4.6	4.8

Net earnings	$355,792	$301,472	18.0%	7.7%	7.9%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 39.5% for the 26 weeks ended April 1, 2007, and 39.9% for the 26 weeks ended April 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 21.7% for the 26 weeks ended April 1, 2007, and 20.7% for the 26 weeks ended April 2, 2006.
Net revenues for the 26 weeks ended April 1, 2007, increased 21% to $4.6 billion from $3.8 billion for the corresponding period of fiscal 2006, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2007 compared to fiscal 2006.
During the 26-week period ended April 1, 2007, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $3.9 billion for the 26 weeks ended April 1, 2007, from $3.2 billion for the same period in fiscal 2006. The increase was primarily attributable to the opening of 1,279 new Company-operated retail stores in the last 12 months and comparable store sales growth of 5% for the 26 weeks ended April 1, 2007. The increase in comparable store sales was due to a 3% increase in the average value per transaction and a 2% increase in the number of customer transactions.
The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 15% to $682 million for the 26 weeks ended April 1, 2007, from $592 million for the corresponding period of fiscal 2006.
Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club and certain other branded-product operations, increased 16% to $489 million for the 26 weeks ended April 1, 2007, from $422 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from the opening of 1,224 new licensed retail stores in the last 12 months.

Foodservice and other revenues increased 13% to $193 million for the 26 weeks ended April 1, 2007, from $171 million for the corresponding period of fiscal 2006. The increase was primarily attributable to growth in new and existing accounts in the U.S. foodservice business.
Cost of sales including occupancy costs increased to 41.8% of total net revenues for the 26 weeks ended April 1, 2007, compared to 40.3% for the corresponding period of fiscal 2006. The increase was primarily due to a shift in sales to higher cost products, increased distribution costs due to the Company’s expanding store base and food programs, and higher rent expense attributed to growth in higher priced real estate markets.
Store operating expenses as a percentage of Company-operated retail revenues decreased to 39.5% for the 26 weeks ended April 1, 2007, from 39.9% for the corresponding period of fiscal 2006. The decrease was primarily due to higher provisions for incentive compensation in the prior year due to exceptionally strong performance.
Other operating expenses, expenses associated with the Company’s specialty operations, increased to 21.7% of total specialty revenues for the 26 weeks ended April 1, 2007, compared to 20.7% in the corresponding period of fiscal 2006. The increase was primarily due to increased payroll-related expenditures to support the growth in the International licensed stores operations as well as higher marketing costs related to expansion of ready-to-drink coffee beverages in the Asia-Pacific region.
Depreciation and amortization expenses increased to $224 million for the 26 weeks ended April 1, 2007, compared to $186 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 1,279 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 4.8% for the 26 weeks ended April 1, 2007, from 4.9% for the corresponding period of fiscal 2006.
General and administrative expenses decreased to $241 million for the 26 weeks ended April 1, 2007, compared to $243 million for the corresponding period of fiscal 2006. This decrease was primarily due to lower provisions for incentive compensation compared to exceptional performance in the prior year and unusually high charitable contributions in the prior year. These were partially offset by increased payroll-related expenditures and higher professional fees in support of continued global growth and systems infrastructure development in the current year. As a percentage of total net revenues, general and administrative expenses decreased to 5.2% for the 26 weeks ended April 1, 2007, from 6.4% for the corresponding period of fiscal 2006.
Income from equity investees increased 13% to $45 million for the 26 weeks ended April 1, 2007, compared to $40 million for the corresponding period of fiscal 2006. The increase was primarily due to higher equity income from international investees, and higher income from the North American Coffee Partnership, which produces ready-to-drink beverages, including Starbucks bottled Frappuccino® coffee drinks and Starbucks DoubleShot® espresso drinks.
Operating income increased 16% to $561 million for the 26 weeks ended April 1, 2007, compared to $482 million for the corresponding period of fiscal 2006. Operating margin decreased to 12.2% of total net revenues for the 26 weeks ended April 1, 2007, compared to 12.6% for the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs, partially offset by lower general and administrative expenses.
Net interest and other income increased to $5.8 million for the 26 weeks ended April 1, 2007, compared to $3.4 million in the corresponding period of fiscal 2006, primarily due to foreign exchange gains in the current year compared to foreign exchange losses in the prior year and higher income recognized from unredeemed stored value cards. These were partially offset by increased interest expense due to higher borrowings and higher interest rates on the Company’s revolving credit facility.
Income taxes for the 26 weeks ended April 1, 2007, resulted in an effective tax rate of 37.2%, compared to 37.9% for the corresponding period of fiscal 2006. The Company currently estimates that its effective tax rate for fiscal year 2007 will approximate 37%, with quarterly variations.
Net earnings for the 26 weeks ended April 1, 2007, increased 18% to $356 million from $301 million for the same period of fiscal 2006. Diluted earnings per share increased by 21% to $0.46 for the 26 weeks ended April 1, 2007, compared to $0.38 per share for the comparable period in fiscal 2006.

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):
United States

	26 Weeks Ended			26 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
				As a % of U.S. total net
				revenues
Net revenues:
Company-operated retail	$3,255,652	$2,722,250	19.6%	89.2%	89.1%
Specialty:
Licensing	218,099	177,734	22.7	6.0	5.8
Foodservice and other	175,578	156,955	11.9	4.8	5.1

Total specialty	393,677	334,689	17.6	10.8	10.9

Total net revenues	3,649,329	3,056,939	19.4	100.0	100.0

Cost of sales including occupancy costs	1,439,078	1,156,710		39.4	37.8
Store operating expenses (1)	1,302,168	1,096,863		35.7	35.9
Other operating expenses (2)	104,145	92,216		2.9	3.0
Depreciation and amortization expenses	165,792	137,218		4.5	4.5
General and administrative expenses	45,410	45,120		1.3	1.5

Subtotal operating expenses	3,056,593	2,528,127	20.9	83.8	82.7

Income from equity investees	—	151		0.0	0.0

Operating income	$592,736	$528,963	12.1%	16.2%	17.3%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.0% for the 26 weeks ended April 1, 2007, and 40.3% for the 26 weeks ended April 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.5% for the 26 weeks ended April 1, 2007, and 27.6% for the 26 weeks ended April 2, 2006.
United States total net revenues increased 19% to $3.6 billion for the 26 weeks ended April 1, 2007, compared to $3.1 billion for the corresponding period of fiscal 2006.
United States Company-operated retail revenues increased 20% to $3.3 billion for the 26 weeks ended April 1, 2007, compared to $2.7 billion for the corresponding period of fiscal 2006, primarily due to the opening of 1,042 new Company-operated retail stores in the last 12 months and comparable store sales growth of 4% for the 26 weeks ended April 1, 2007. The increase in comparable store sales was due to a 3% increase in the average value per transaction and a 1% increase in the number of customer transactions.
Total United States specialty revenues increased 18% to $394 million for the 26 weeks ended April 1, 2007, compared to $335 million in the corresponding period of fiscal 2006. United States licensing revenues increased 23% to $218 million, compared to $178 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues as a result of opening 768 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased 12% to $176 million, from $157 million in fiscal 2006, primarily due to growth in new and existing foodservice accounts.
United States operating income increased by 12% to $593 million for the 26 weeks ended April 1, 2007, compared to $529 million for the same period in fiscal 2006. Operating margin decreased to 16.2% of related revenues from 17.3% in the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs. Cost of sales including occupancy costs increased primarily due to a shift in sales to higher cost products such as food and merchandise, increased distribution costs due to the expansion of the Company’s store base and food programs, and higher rent expense. Partially offsetting this was lower store operating expenses and lower general and administrative expenses as a percentage of total net revenues, primarily resulting from higher provisions for incentive compensation in the prior year due to exceptionally strong performance.

International

	26 Weeks Ended			26 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
				As a % of International total
				net revenues
Net revenues:
Company-operated retail	$673,864	$505,577	33.3%	85.0%	83.7%
Specialty:
Licensing	101,069	85,034	18.9	12.8	14.1
Foodservice and other	17,494	13,628	28.4	2.2	2.2

Total specialty	118,563	98,662	20.2	15.0	16.3

Total net revenues	792,427	604,239	31.1	100.0	100.0

Cost of sales including occupancy costs	389,295	290,244		49.1	48.0
Store operating expenses (1)	250,784	190,576		31.7	31.6
Other operating expenses (2)	30,918	21,816		3.9	3.6
Depreciation and amortization expenses	41,114	31,295		5.2	5.2
General and administrative expenses	47,053	34,371		5.9	5.7

Subtotal operating expenses	759,164	568,302	33.6	95.8	94.1

Income from equity investees	20,940	16,903		2.6	2.8

Operating income	$54,203	$52,840	2.6%	6.8%	8.7%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 37.2% for the 26 weeks ended April 1, 2007, and 37.7% for the 26 weeks ended April 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.1% for the 26 weeks ended April 1, 2007, and 22.1% for the 26 weeks ended April 2, 2006.
International total net revenues increased 31% to $792 million for the 26 weeks ended April 1, 2007, compared to $604 million for the corresponding period of fiscal 2006.
International Company-operated retail revenues increased 33% to $674 million for the 26 weeks ended April 1, 2007, compared to $506 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 237 new Company-operated retail stores in the last 12 months, comparable store sales growth of 8% for the 26 weeks ended April 1, 2007 and favorable foreign currency exchange for the British pound sterling. The increase in comparable store sales resulted from a 6% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.
Total International specialty revenues increased 20% to $119 million for the 26 weeks ended April 1, 2007, compared to $99 million in the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from opening 456 new licensed retail stores in the last 12 months and growth in new and existing foodservice accounts.
International operating income increased 3% to $54 million for the 26 weeks ended April 1, 2007, compared to $53 million in the corresponding period of fiscal 2006. Operating margin decreased to 6.8% of related revenues from 8.7% in the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs, higher other operating expenses and higher general and administrative expenses. The increase in cost of sales including occupancy costs was primarily due to accounting corrections totaling $3.4 million in the first fiscal quarter, and to increased distribution costs due to the Company’s expanding store base and food programs. Higher other operating expenses and general and administrative expenses as a percentage of total net revenues resulted from increased payroll-related expenditures to support continued rapid international store growth.

Global Consumer Products Group

	26 Weeks Ended			26 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
				As a % of CPG total net
				revenues
Net revenues:
Specialty:
Licensing	$169,561	$158,736	6.8%	100.0%	100.0%

Total specialty	169,561	158,736	6.8	100.0	100.0

Total net revenues	169,561	158,736	6.8	100.0	100.0

Cost of sales	101,196	91,957		59.7	57.9
Other operating expenses	13,136	8,764		7.8	5.6
Depreciation and amortization expenses	43	61		0.0	0.0

Subtotal operating expenses	114,375	100,782	13.5	67.5	63.5

Income from equity investees	24,074	22,651		14.2	14.3

Operating income	$79,260	$80,605	(1.7%)	46.7%	50.8%

CPG total net revenues increased 7% to $170 million for the 26 weeks ended April 1, 2007, compared to $159 million for the corresponding period of fiscal 2006. The increase was primarily due to increased product sales and royalties in the International ready-to-drink business as well as an increase in product sales in the International packaged coffee and tea business through grocery and warehouse club channels.
CPG operating income decreased slightly to $79 million for the 26 weeks ended April 1, 2007, compared to $81 million for the corresponding period of fiscal 2006. Operating margin decreased to 46.7% of related revenues, from 50.8% in fiscal 2006, primarily due to higher other operating expenses and higher cost of sales. Other operating expenses increased primarily due to higher marketing expenditures to support continued international expansion of ready-to-drink beverages. Cost of sales increased primarily due to a shift in sales to higher cost products.
Unallocated Corporate

	26 Weeks Ended			26 Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
				As a % of total net
				revenues
Depreciation and amortization expenses	$16,632	$17,222		0.4%	0.4%
General and administrative expenses	148,869	163,445		3.2	4.3

Operating loss	$(165,501)	$(180,667)	8.4%	(3.6%)	(4.7%)

Unallocated corporate expenses decreased to $166 million for the 26 weeks ended April 1, 2007, compared to $181 million in the corresponding period of fiscal 2006. The decrease was primarily due to higher provisions for incentive compensation in the prior year due to exceptional performance and unusually high charitable contributions in the prior year. These were partially offset by increased payroll-related expenditures and higher professional fees in support of continued global growth and systems infrastructure development. Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.6% for the 26 weeks ended April 1, 2007, from 4.7% for the corresponding period of fiscal 2006.

Liquidity and Capital Resources
The following table represents components of the Company’s most liquid assets (in thousands):

	April 1,	October 1,
	2007	2006
Cash and cash equivalents	$200,179	$312,606
Short-term investments – available-for-sale securities	77,872	87,542
Short-term investments – trading securities	65,780	53,496
Long-term investments – available-for-sale securities	20,994	5,811

Total cash, cash equivalents and liquid investments	$364,825	$459,455

The Company manages its cash and cash equivalents, and liquid investments in order to internally fund operating needs and make scheduled payments on short-term borrowings.
The Company intends to use its cash and liquid investments, including any borrowings under its $1 billion commercial paper program, which is backstopped by the existing revolving credit facility, to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in selected equity method investees and licensed operations, particularly in international markets. Management believes that strong cash flow generated from operations, existing cash and liquid investments, as well as borrowing capacity under the commercial paper program should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Depending on available liquidity and market conditions, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. A portion of share repurchases in the past have been funded using the Company’s $1 billion credit facility. Outstanding borrowings under the facility were $847 million and letters of credit given were $13 million as of April 1, 2007, leaving $140 million of capacity under the facility. Accordingly, significant additional share repurchases in excess of cash flow will be limited in the absence of additional borrowing authorizations. Significant new joint ventures, acquisitions, and/or other new business opportunities may also require additional outside funding.
Other than for normal operating expenses, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as potential increased investments in International licensees and for additional share repurchases, if any. Management expects capital expenditures to be in the range of $950 million to $1.0 billion in fiscal 2007, primarily driven by new store development and existing store renovations.
Cash provided by operating activities totaled $738 million for the 26 weeks ended April 1, 2007. Net earnings provided $356 million and the effect of noncash depreciation and amortization expenses further increased cash provided by operating activities by $235 million. In addition, growth in Starbucks Card balances provided $69 million in deferred revenue.
Cash used by investing activities for the 26 weeks ended April 1, 2007 totaled $591 million. Net capital additions to property, plant and equipment used $507 million, primarily from opening 671 new Company-operated retail stores and remodeling certain existing stores during the first half of fiscal 2007. This amount includes the effect of the net change in non-cash capital accruals totaling $54 million. During the 26 weeks ended April 1, 2007, the Company used $47 million, net of cash acquired, to purchase 90% equity ownership in the Company’s previously licensed operations in Beijing and Tianjin, China.
Cash used by financing activities for the 26 weeks ended April 1, 2007 totaled $262 million. Cash used to repurchase shares of the Company’s common stock totaled $563 million. This amount, and the effect of the net change in unsettled trades totaling $31 million from October 1, 2006, together represent the total accrual-based cost of the share repurchase program for the first half of fiscal 2007. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. On May 1, 2007, the Starbucks Board of Directors authorized the repurchase of up to 25 million additional shares of the Company’s common stock. As of May 1, 2007, a total of up to 26.1 million shares remained available for repurchase, under the current and previous authorizations.
Partially offsetting cash used for share repurchases, were net borrowings under the Company’s revolving credit facility of $147 million during the 26 weeks ended April 1, 2007, which consisted of additional gross borrowings of $576 million offset by gross principal repayments of $429 million. In addition, there were proceeds of $108 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the period
	13-week period		26-week period		Stores open as of
	April 1,	April 2,	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006	2007	2006
United States:
Company-operated stores (1)	271	157	553	321	6,281	5,239
Licensed stores	142	132	365	330	3,533	2,765

	413	289	918	651	9,814	8,004

International:
Company-operated stores (1)	42	54	118	114	1,553	1,316
Licensed stores (1)	105	81	252	219	2,361	1,905

	147	135	370	333	3,914	3,221

Total	560	424	1,288	984	13,728	11,225

(1)	International store data has been adjusted for the acquisition of the Beijing operations by reclassifying historical information from Licensed Stores to Company-operated Stores. United States store data was also adjusted to align with the Hawaii operations segment change by reclassifying historical information from International Company-operated stores to the United States.
Starbucks plans to open approximately 2,400 new stores on a global basis in fiscal 2007. In the United States, Starbucks plans to open approximately 1,000 Company-operated locations and 700 licensed locations. In International markets, Starbucks plans to open approximately 300 Company-operated stores and 400 licensed stores.
Contractual Obligations
There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 10-K.
Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of April 1, 2007, the maximum amount of the guarantees was approximately $5.4 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its balance sheet.
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

The Company purchases significant amounts of coffee and dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impacts the Company’s results of operations and can be expected to impact its future results of operations. For additional details see “Product Supply” in Item 1, as well as “Risk Factors” in Item 1A of the 10-K.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Starbucks must adopt these new requirements no later than its first fiscal quarter of 2009. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or Starbucks first fiscal quarter of 2009. Early adoption is permitted. Starbucks has not yet determined if it will elect to apply any of the provisions of SFAS 159 and what the effect of adoption of the statement would have, if any, on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to foreign currency exchange rates, equity security prices and changes in interest rates.
Foreign Currency Exchange Risk
As of April 1, 2007, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge portions of anticipated international revenue streams and inventory purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as accounting hedges of its net investment in Starbucks Japan, as well as the Company’s net investments in its Canadian and U.K. subsidiaries, to minimize foreign currency exposure. Starbucks also had forward foreign exchange contracts that are not designated as hedging instruments for accounting purposes (free standing derivatives), but which partially offset the financial impact of translating foreign currency denominated payables and receivables.
Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in their fair values would be mostly offset by corresponding decreases or increases in the U.S. dollar value of the Company’s foreign investment, future foreign currency royalty fee payments, inventory purchases, and foreign currency denominated payables and receivables (i.e. “hedged items”) that would occur within the hedging period. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items.
Based on the foreign exchange contracts outstanding as of April 1, 2007, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of April 1, 2007, would result in a reduced fair value of these derivative financial instruments of approximately $50 million. Of this total, approximately $31 million relates to cash flow hedges of revenue streams and inventory purchases, and free standing derivatives that may in turn reduce the Company’s future net earnings. The remaining $19 million relates to hedges of net investments in foreign operations that may reduce future accumulated other comprehensive income on the consolidated balance sheet since the underlying investments are not expected to be sold in the foreseeable future.
Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $47 million. Of this total, approximately $27 million relates to cash flow hedges of revenue streams and inventory purchases, and free standing derivatives that may in turn increase the Company’s future net earnings, while the remaining $20 million relates to hedges of net investments in foreign operations that may increase future accumulated other comprehensive income.
Equity Security Price Risk and Interest Rate Risk
There has been no material change in the equity security price risk or interest rate risk discussed in Item 7A of the Company’s 10-K.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Starbucks disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (April 1, 2007).
During the second quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 1 of this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended April 1, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs(2)	or Programs(2)
January 1, 2007 – January 28, 2007	3,074,943	$35.10	3,074,943	14,818,012
January 29, 2007 – February 25, 2007	4,033,400	33.40	4,033,400	10,784,612
February 26, 2007 – April 1, 2007	7,192,100	30.90	7,192,100	3,592,512

Total	14,300,443	32.51	14,300,443

(1)	Monthly information is presented by reference to the Company’s fiscal months during the second quarter of fiscal 2007.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 25 million shares of common stock, publicly announced on August 2, 2006. On May 3, 2007, the Company announced that on May 1, 2007 its Board of Directors authorized the repurchase of up to 25 million additional shares of the Company’s common stock. Neither of these authorizations has an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of the Company held on March 21, 2007, the shareholders elected the directors to serve for terms of one year and until their successors are elected and qualified, and approved the material terms of the Company’s Executive Management Bonus Plan. In addition, shareholders ratified the Audit and Compliance Committee of the Board’s selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for fiscal 2007.
The table below shows the results of the shareholders’ voting:

	Votes in		Votes Withheld/	Broker Non-
	Favor	Votes Against	Abstentions	Voted
Election of Directors:
Howard Schultz	666,321,015	N/A	14,825,013	N/A
Barbara Bass	663,716,401	N/A	17,429,627	N/A
Howard P. Behar	664,828,618	N/A	16,317,410	N/A
William W. Bradley	674,162,948	N/A	6,983,080	N/A
James L. Donald	666,660,495	N/A	14,485,533	N/A
Mellody Hobson	672,590,752	N/A	8,555,276	N/A
Olden Lee	674,291,943	N/A	6,854,085	N/A
James G. Shennan	664,837,525	N/A	16,308,503	N/A
Javier G. Teruel	674,511,762	N/A	6,634,266	N/A
Myron E. Ullman, III	674,215,988	N/A	6,930,040	N/A
Craig E. Weatherup	674,515,926	N/A	6,630,102	N/A

Approval of material terms of the Starbucks Executive Management Bonus Plan	643,028,656	29,620,140	8,496,229	1,003

Ratification of independent registered public accounting firm	664,403,223	11,325,156	5,417,447	202
Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
No.	Exhibit Description	Form	File No.	First Filing	Number	Herewith
10.1.1	Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/07	10.1.1

10.1.2	Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/07	10.1.2

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
May 11, 2007	By:	/s/ Michael Casey
Michael Casey
executive vice president, chief financial officer and chief administrative officer

Signing on behalf of the registrant and as principal financial officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
No.	Exhibit Description	Form	File No.	First Filing	Number	Herewith
10.1.1	Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated March 27, 2007	8-K	0-20322	3/27/07	10.1.1

10.1.2	Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/07	10.1.2

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X