Form 10-Q
period 2007-07-01
STARBUCKS CORP
filed 2007-08-10
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 6, 2007

Common Stock, par value $0.001 per share	746,293,550

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended July 1, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except earnings per share)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net revenues:
Company-operated retail	$2,010,772	$1,660,977	$5,940,288	$4,888,804
Specialty:
Licensing	254,904	216,267	743,633	637,771
Foodservice and other	93,569	86,429	286,641	257,012

Total specialty	348,473	302,696	1,030,274	894,783

Total net revenues	2,359,245	1,963,673	6,970,562	5,783,587

Cost of sales including occupancy costs	1,003,881	804,889	2,933,450	2,343,800
Store operating expenses	819,212	686,602	2,372,164	1,974,041
Other operating expenses	76,507	69,478	224,706	192,274
Depreciation and amortization expenses	119,409	98,539	342,990	284,335
General and administrative expenses	119,525	115,258	360,857	358,194

Subtotal operating expenses	2,138,534	1,774,766	6,234,167	5,152,644

Income from equity investees	24,503	25,666	69,517	65,371

Operating income	245,214	214,573	805,912	696,314
Net interest and other (expense)/income	(2,241)	5,028	3,606	8,439

Earnings before income taxes	242,973	219,601	809,518	704,753
Income taxes	84,630	74,103	295,383	257,783

Net earnings	$158,343	$145,498	$514,135	$446,970

Net earnings per common share — basic	$0.21	$0.19	$0.68	$0.58
Net earnings per common share — diluted	$0.21	$0.18	$0.66	$0.56
Weighted average shares outstanding:
Basic	744,473	769,825	751,694	768,108
Diluted	763,559	798,259	773,506	795,285
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 1,	October 1,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$172,789	$312,606
Short-term investments — available-for-sale securities	85,956	87,542
Short-term investments — trading securities	71,278	53,496
Accounts receivable, net of allowances of $5,252 and $3,827, respectively	250,866	224,271
Inventories	657,466	636,222
Prepaid expenses and other current assets	128,370	126,874
Deferred income taxes, net	101,071	88,777

Total current assets	1,467,796	1,529,788

Long-term investments – available-for-sale securities	15,980	5,811
Equity and other investments	242,460	219,093
Property, plant and equipment, net	2,686,969	2,287,899
Other assets	235,107	186,917
Other intangible assets	40,392	37,955
Goodwill	215,219	161,478

TOTAL ASSETS	$4,903,923	$4,428,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$879,972	$700,000
Accounts payable	314,583	340,937
Accrued compensation and related costs	324,915	288,963
Accrued occupancy costs	75,916	54,868
Accrued taxes	84,233	94,010
Other accrued expenses	233,313	224,154
Deferred revenue	309,714	231,926
Current portion of long-term debt	772	762

Total current liabilities	2,223,418	1,935,620

Long-term debt	1,356	1,958
Other long-term liabilities	323,364	262,857

Total liabilities	2,548,138	2,200,435

Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200,000,000 shares; issued and outstanding, 745,303,613 and 756,602,055 shares, respectively (includes 3,394,184 common stock units in both periods)	745	756
Other additional paid-in-capital	39,393	39,393
Retained earnings	2,264,992	2,151,084
Accumulated other comprehensive income	50,655	37,273

Total shareholders’ equity	2,355,785	2,228,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,903,923	$4,428,941

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	39 Weeks Ended
	July 1,	July 2,
	2007	2006
OPERATING ACTIVITIES:
Net earnings	$514,135	$446,970
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	360,881	303,210
Provision for impairments and asset disposals	21,165	12,017
Deferred income taxes, net	(40,459)	(75,094)
Equity in income of investees	(38,621)	(40,989)
Distributions of income from equity investees	42,324	37,499
Stock-based compensation	78,530	78,698
Tax benefit from exercise of stock options	5,865	908
Excess tax benefit from exercise of stock options	(52,034)	(93,327)
Net amortization of premium on securities	604	1,643
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(16,734)	(6,672)
Accounts payable	(30,944)	27,549
Accrued compensation and related costs	32,374	58,535
Accrued taxes	38,040	85,308
Deferred revenue	76,944	60,085
Other operating assets and liabilities	47,770	39,434

Net cash provided by operating activities	1,039,840	935,774
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(207,974)	(529,764)
Maturity of available-for-sale securities	162,212	193,184
Sale of available-for-sale securities	36,897	291,878
Acquisitions, net of cash acquired	(53,419)	(90,578)
Net purchases of equity, other investments and other assets	(48,363)	(19,938)
Net additions to property, plant and equipment	(772,133)	(522,348)

Net cash used by investing activities	(882,780)	(677,566)
FINANCING ACTIVITIES:
Repayments of commercial paper	(3,795,450)	—
Proceeds from issuance of commercial paper	4,675,422	—
Repayments of short-term borrowings	(1,370,000)	(455,000)
Proceeds from short-term borrowings	670,000	378,000
Proceeds from issuance of common stock	136,603	131,824
Excess tax benefit from exercise of stock options	52,034	93,327
Principal payments on long-term debt	(592)	(560)
Repurchase of common stock	(670,988)	(367,771)

Net cash used by financing activities	(302,971)	(220,180)

Effect of exchange rate changes on cash and cash equivalents	6,094	3,902

Net increase/(decrease) in cash and cash equivalents	(139,817)	41,930
CASH AND CASH EQUIVALENTS:
Beginning of period	312,606	173,809

End of period	$172,789	$215,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,372	$4,892
Income taxes	$294,624	$239,004
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 39 Weeks Ended July 1, 2007, and July 2, 2006
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of July 1, 2007, and for the 13-week periods and 39-week periods ended July 1, 2007, and July 2, 2006, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week periods and 39-week periods ended July 1, 2007, and July 2, 2006, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The results of operations for the 13-week period and 39-week period ended July 1, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2007.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its first fiscal quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated financial statements.
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
The Company had accumulated net derivative losses of $2.9 million, net of taxes, in other comprehensive income as of July 1, 2007, related to cash flow hedges. Of this amount, $1.5 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. There was no significant ineffectiveness for cash flow hedges recognized during the 13-week and 39-week periods ended July 1, 2007. No cash flow hedges were discontinued and no ineffectiveness was recognized during the 13-week and 39-week periods ended July 2, 2006. Current contracts will expire within 27 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as the Company’s net investments in its Canadian, United Kingdom, and Chinese subsidiaries, to minimize foreign currency exposure. The Company applies the spot-to-spot method for these forward foreign exchange contracts, and under this method the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in other comprehensive income. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into earnings in “Net interest and other (expense)/income.” The Company had accumulated net derivative losses of $6.0 million, net of taxes, in other comprehensive income as of July 1, 2007, related to net investment derivative hedges. Current contracts expire within 33 months.

The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

Cash flow hedges:
Reclassified gains into total net revenues	$475	$169	$1,465	$1,041
Reclassified losses into cost of sales	(38)	(1,924)	(1,113)	(5,492)

Net reclassified gains/(losses) — cash flow hedges	437	(1,755)	352	(4,451)
Net reclassified gains — net investment hedges	1,189	706	3,806	1,705

Total	$1,626	$(1,049)	$4,158	$(2,746)

Other Derivatives
Starbucks entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in “Net interest and other (expense)/income” on the consolidated statements of earnings. For the 13-week and 39-week periods ended July 1, 2007, these forward contracts resulted in net losses of $3.6 million and $5.9 million, respectively. These losses were largely offset by the financial impact of translating certain foreign currency denominated payables and receivables, which are also recognized in “Net interest and other (expense)/income.” No similar contracts were held as of July 2, 2006.
Note 4: Inventories
Inventories consist of the following (in thousands):

	July 1,	October 1,	July 2,
	2007	2006	2006
Coffee:
Unroasted	$362,371	$328,051	$324,254
Roasted	74,399	80,199	71,580
Other merchandise held for sale	130,740	146,345	81,224
Packaging and other supplies	89,956	81,627	80,301

Total	$657,466	$636,222	$557,359

Other merchandise held for sale includes, among other items, brewing equipment, serveware and tea.
As of July 1, 2007, the Company had committed to fixed-price purchase contracts for green coffee totaling $374 million. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 5: Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	July 1,	October 1,
	2007	2006
Land	$39,992	$32,350
Buildings	147,134	109,129
Leasehold improvements	2,930,396	2,436,503
Store equipment	946,065	784,444
Roasting equipment	205,854	197,004
Furniture, fixtures and other	558,987	523,275

	4,828,428	4,082,705
Less: accumulated depreciation and amortization	(2,314,071)	(1,969,804)

	2,514,357	2,112,901
Work in progress	172,612	174,998

Property, plant and equipment, net	$2,686,969	$2,287,899

Note 6: Short-term Borrowings
In August 2005, the Company entered into a $500 million unsecured five-year revolving credit facility (the “facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The facility is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. In August 2006, the Company increased its borrowing capacity under the facility to $1 billion, as provided in the original credit facility. In December 2006, the Company extended the term of the facility by one year to August 2011. The interest rate for borrowings under the facility ranges from 0.11% to 0.27% over LIBOR or an alternate base rate, which is the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will depend upon the Company’s performance under specified financial criteria. The facility contains provisions requiring the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. As of July 1, 2007 and October 1, 2006, the Company was in compliance with each of these covenants.
On March 27, 2007, the Company established a commercial paper program (the “program”). Under the program, the Company may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the Company’s revolving facility, and the combined borrowing limit is $1 billion for the program and the facility. Under the program, the Company may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases.
As of July 1, 2007, the Company had no amount outstanding under the credit facility, although a letter of credit of $12.9 million was outstanding, which reduces the borrowing capacity under the credit facility. As of July 1, 2007, the Company had commercial paper outstanding totaling $880 million. As of October 1, 2006, the Company had $700 million outstanding under the credit facility, as well as a letter of credit of $11.9 million. The weighted average contractual interest rates were 5.4% at July 1, 2007 on commercial paper outstanding and 5.5% at October 1, 2006 on borrowings under the facility.
Interest expense, net of interest capitalized, was $10.9 million and $24.6 million for the 13 weeks and 39 weeks ended July 1, 2007, respectively. Interest expense was $0.7 million and $5.1 million for the 13 weeks and 39 weeks ended July 2, 2006, respectively. For the 13 weeks and 39 weeks ended July 1, 2007, $1.1 million and $3.0 million, respectively, of interest expense was capitalized. No interest was capitalized for the 13 weeks and 39 weeks ended July 2, 2006.

Note 7: Other Long-term Liabilities
The Company’s other long-term liabilities consist of the following (in thousands):

	July 1,	October 1,
	2007	2006
Deferred rent	$247,202	$203,903
Asset retirement obligations	41,993	34,271
Minority interest	16,030	10,739
Other	18,139	13,944

Total	$323,364	$262,857

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
The other remaining long-term liabilities generally include obligations to be settled or paid for one year beyond each period presented, for items such as hedging instruments, guarantees, the long-term portion of capital lease obligations and donation commitments.
Note 8: Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at July 1, 2007.
Under the Company’s authorized share repurchase program, Starbucks acquired 20.3 million shares at a cost of $671 million, for an average price of $32.97 during the 39-week period ended July 1, 2007. Starbucks acquired 11.1 million shares at an average price of $32.03 for a total accrual-based cost of $354 million during the 39-week period ended July 2, 2006. The related cash amount used to repurchase shares for the 39-week period ended July 2, 2006 was $368 million. The difference between the two amounts represents the effect of the net change in unsettled trades totaling $14 million from October 2, 2005. There was no change in the amount of unsettled trades from October 1, 2006 to July 1, 2007. Share repurchases were funded through cash, cash equivalents, available-for-sale securities as well as borrowings under the revolving credit facility and commercial paper program, and were part of the Company’s active capital management program. On May 1, 2007, the Starbucks Board of Directors authorized the repurchase of up to 25 million additional shares of the Company’s common stock. As of July 1, 2007, a total of up to 26.1 million shares remained available for repurchase, under the current and previous authorizations.
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

Comprehensive income, net of related tax effects, is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net earnings	$158,343	$145,498	$514,135	$446,970

Unrealized holding (losses) on cash flow hedging instruments	(4,411)	(3,769)	(415)	(4,467)
Unrealized holding (losses) on net investment hedging instruments	(1,681)	(1,654)	(2,767)	(410)
Unrealized holding gains on available-for-sale securities	37	835	199	1,702
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities	—	(1,095)	1	(1,089)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges	(413)	830	696	2,846

Net unrealized (loss)	(6,468)	(4,853)	(2,286)	(1,418)
Translation adjustment	6,746	15,586	15,668	17,416

Total comprehensive income	$158,621	$156,231	$527,517	$462,968

The favorable translation adjustment change for the 13-week period ended July 1, 2007, of $6.7 million was primarily due to the weakening of the U.S. dollar against the Canadian dollar. The favorable translation adjustment change for the 13-week period ended July 2, 2006, of $15.6 million was primarily due to the weakening of the U.S. dollar against several currencies including the euro, British pound sterling, Japanese yen and Canadian dollar.
The favorable translation adjustment change for the 39-week period ended July 1, 2007, of $15.7 million was primarily due to the weakening of the U.S. dollar against several currencies including the euro and British pound sterling. The favorable translation adjustment change for the 39-week period ended July 2, 2006, of $17.4 million was primarily due to the weakening of the U.S. dollar against several currencies including the euro, British pound sterling, Canadian dollar and Korean won.
The components of accumulated other comprehensive income, net of tax, as presented on the consolidated balance sheets were as follows (in thousands):

	July 1,	October 1,
	2007	2006
Net unrealized holding (losses) on available-for-sale securities	$(54)	$(254)
Net unrealized holding (losses) on hedging instruments	(8,902)	(6,416)
Translation adjustment	59,611	43,943

Accumulated other comprehensive income	$50,655	$37,273

As of July 1, 2007, the translation adjustment of $59.6 million was net of tax provisions of $7.8 million. As of October 1, 2006, the translation adjustment of $43.9 million was net of tax provisions of $7.3 million.

Note 9: Stock-Based Compensation
Stock Options
Stock options to purchase the Company’s common stock are granted at the fair market value of the stock on the date of grant. The majority of options become exercisable in four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant. Certain options granted prior to October 1, 2006 become exercisable in three equal installments beginning a year from the date of grant. Options granted to non-employee directors generally vest over one year. Nearly all outstanding stock options are non-qualified stock options.
The fair value of stock awards was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the 13-week and 39-week periods ended July 1, 2007, and July 2, 2006:

	Employee Stock Options Granted During the Period
	13 Weeks Ended		39 Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Expected term (in years)	4.5	4.4	4.7	4.4
Expected stock price volatility	26.6%	28.7%	29.0%	28.9%
Risk-free interest rate	4.7%	5.0%	4.6%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$8.70	$11.87	$11.86	$9.58
The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
For the 39-week periods ended July 1, 2007 and July 2, 2006, total pretax compensation cost recognized for share-based payment plans was $78.5 million and $78.0 million, respectively, and the total income tax benefit recognized in the consolidated statements of earnings from these plans was $26.6 million for each period.
The following summarizes all stock option transactions from October 1, 2006 through July 1, 2007 (no restricted stock, restricted stock units or stock appreciation rights were outstanding for any of these periods):

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	Subject to	Price	Contractual	Value
	Options	per Share	Life	(in thousands)
Outstanding, October 1, 2006	69,419,871	$16.83	6.2	$1,196,209
Granted	11,829,690	36.38
Exercised	(7,658,022)	13.20
Forfeited/Cancelled	(2,649,028)	30.77

Outstanding, July 1, 2007	70,942,511	19.97	6.1	613,392

Exercisable, July 1, 2007	45,263,707	13.60	4.7	593,216
Vested and expected to vest, July 1, 2007	69,069,845	19.56	6.0	613,318
The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. As of July 1, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $122 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 24 months.

The Company issues new shares of common stock upon exercise of stock options. As of July 1, 2007, there were 59.1 million shares of common stock available for issuance pursuant to future stock option grants.
Note 10: Earnings Per Share
The following table presents the calculation of net earnings per common share – basic and diluted (in thousands, except earnings per share):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net earnings	$158,343	$145,498	$514,135	$446,970
Weighted average common shares and common stock units outstanding (for basic calculation)	744,473	769,825	751,694	768,108
Dilutive effect of outstanding common stock options	19,086	28,434	21,812	27,177

Weighted average common and common equivalent shares outstanding (for diluted calculation)	763,559	798,259	773,506	795,285

Net earnings per common share — basic	$0.21	$0.19	$0.68	$0.58
Net earnings per common and common equivalent share — diluted	$0.21	$0.18	$0.66	$0.56
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. These options are excluded from the computation of earnings per share if their effect is antidilutive. The antidilutive options totaled 21.7 million and 433 thousand for the 13-week periods ended July 1, 2007 and July 2, 2006, respectively. The antidilutive options totaled 9.6 million and 10.0 million for the 39-week periods ended July 1, 2007 and July 2, 2006, respectively.
Note 11: Commitments and Contingencies
Guarantees
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of July 1, 2007, the maximum amount of the guarantees was approximately $5.1 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
Starbucks has commitments under which it unconditionally guarantees its proportionate share of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $9.4 million, excluding interest and other related costs, and these commitments expire between 2007 and 2012. As of July 1, 2007, the Company had a total of $3.6 million in “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.

Legal Proceedings
On June 3, 2004, two then-current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA, and that each manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain a manager thereafter. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorneys’ fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the three years before the suit was filed. The Company filed a motion for summary judgment as to the claims of the named plaintiffs on September 24, 2004. The court denied that motion because this case was in the early stages of discovery, but the court noted that the Company may resubmit this motion at a later date. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws. The Company cannot estimate the possible loss to the Company, if any, and believes that a loss in this case is unlikely. There is currently no trial date. The Company intends to vigorously defend the lawsuit.
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
On March 11, 2005, a former employee of the Company filed a lawsuit, entitled James Falcon v. Starbucks Corporation and Does 1 through 100, in the U.S. District Court for the Southern District of Texas claiming that the Company violated requirements of the FLSA. Specifically, the plaintiff claims that the Company misclassified its retail assistant store managers as exempt from the overtime provisions of the FLSA and that each assistant manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain an assistant manager thereafter. On August 18, 2005, the plaintiff amended his complaint to include allegations that he and other retail assistant store managers were not paid overtime compensation for all hours worked in excess of 40 hours in a work week after they were re-classified as non-exempt employees in September 2002. In both claims, Plaintiff seeks to represent himself and a putative class of all current and former assistant store managers employed by the Company in the United States from March 11, 2002 until the present. He also seeks, on behalf of himself and the class, reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, injunctive relief, and attorneys’ fees and costs. On September 13, 2005, the plaintiff filed a motion for conditional collective action treatment and court-supervised notice to all putative class members under the opt-in procedures in section 16(b) of the FLSA. On November 29, 2005, the court entered an order authorizing notice to the class of the existence of the lawsuit and their opportunity to join as plaintiffs. The Company has a policy requiring that all non-exempt partners, including assistant store managers, be paid for all hours worked, including any hours worked in excess of 40 per week. The Company also believes that this policy is, and at all relevant times has been, communicated and followed consistently. Further, the Company believes that the plaintiff and other assistant store managers were properly classified as exempt under the FLSA prior to September 2002. The Company cannot estimate the possible loss to the Company, if any, and believes that a loss in this case is unlikely. No trial date has been set. The Company intends to vigorously defend the lawsuit.
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
Note 12: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in thousands):

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
July 1, 2007
Net Revenues:
Company-operated retail	$1,646,234	$364,538	$—	$—	$2,010,772
Specialty:
Licensing	110,130	57,653	87,121	—	254,904
Foodservice and other	83,806	9,763	—	—	93,569
Total specialty	193,936	67,416	87,121	—	348,473
Total net revenues	1,840,170	431,954	87,121	—	2,359,245
Earnings/(loss) before income taxes	254,037	35,534	41,937	(88,535)	242,973
Depreciation and amortization	89,134	21,287	18	8,970	119,409
Income from equity investees	—	11,909	12,594	—	24,503
Net impairment and disposition losses	1,250	6,310	—	105	7,665

July 2, 2006
Net Revenues:
Company-operated retail	$1,380,901	$280,076	$—	$—	$1,660,977
Specialty:
Licensing	96,266	49,665	70,336	—	216,267
Foodservice and other	78,981	7,448	—	—	86,429
Total specialty	175,247	57,113	70,336	—	302,696
Total net revenues	1,556,148	337,189	70,336	—	1,963,673
Earnings/(loss) before income taxes	226,190	29,240	39,101	(74,930)	219,601
Depreciation and amortization	72,238	17,260	26	9,015	98,539
Income from equity investees	—	10,109	15,557	—	25,666
Net impairment and disposition losses	1,830	1,027	—	7	2,864

	United			Unallocated
39 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
July 1, 2007
Net Revenues:
Company-operated retail	$4,901,886	$1,038,402	$—	$—	$5,940,288
Specialty:
Licensing	328,229	158,722	256,682	—	743,633
Foodservice and other	259,384	27,257	—	—	286,641
Total specialty	587,613	185,979	256,682	—	1,030,274
Total net revenues	5,489,499	1,224,381	256,682	—	6,970,562
Earnings/(loss) before income taxes	850,729	91,356	121,197	(253,764)	809,518
Depreciation and amortization	254,926	62,401	61	25,602	342,990
Income from equity investees	—	32,849	36,668	—	69,517
Net impairment and disposition losses	6,490	13,522	2	1,151	21,165

July 2, 2006
Net Revenues:
Company-operated retail	$4,103,151	$785,653	$—	$—	$4,888,804
Specialty:
Licensing	274,000	134,699	229,072	—	637,771
Foodservice and other	235,936	21,076	—	—	257,012
Total specialty	509,936	155,775	229,072	—	894,783
Total net revenues	4,613,087	941,428	229,072	—	5,783,587
Earnings/(loss) before income taxes	756,111	82,638	119,706	(253,702)	704,753
Depreciation and amortization	209,456	48,555	87	26,237	284,335
Income from equity investees	151	27,012	38,208	—	65,371
Net impairment and disposition losses/(gains)	5,742	6,283	—	(8)	12,017

(1)	Unallocated corporate includes certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Net interest and other (expense)/income” on the consolidated statements of earnings.
The table below represents information by geographic area (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net revenues from external customers:
United States	$1,916,869	$1,625,606	$5,722,527	$4,837,177
Foreign countries	442,376	338,067	1,248,035	946,410

Total	$2,359,245	$1,963,673	$6,970,562	$5,783,587

No customer accounts for 10% or more of the Company’s revenues. Revenues from foreign countries are based on the geographic location of the customers and consist primarily of revenues from the United Kingdom and Canada, which together account for approximately 71% of foreign net revenues.
Note 13: Subsequent Event
On August 7, 2007, the Company entered into a credit agreement with the Bank of America, N.A. as administrative agent, Citibank, N.A. and Goldman Sachs Bank USA, as syndication agents, and other lenders. The credit agreement provides for a $400 million unsecured, revolving 364-day credit facility with a maturity date of August 5, 2008. The Company intends to use the 364-day credit facility for general corporate purposes, which may include share repurchases. This 364-day credit facility is in addition to the Company’s existing $1.0 billion unsecured five-year credit facility, which matures in August 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s comparable store sales and revenue growth, effective tax rate, cash flow requirements and capital expenditures all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein and in Starbucks Corporation’s other filings with the SEC, including the Item 1A. “Risks Factors” section of the 10-K.
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
Management Overview
During both the 13 and 39 week periods ended July 1, 2007, the Company’s continued focus on execution in all areas of its business, from U.S. and International Company-operated retail operations to the Company’s specialty operations, delivered solid financial performance despite a challenging environment which included significantly higher dairy costs in the U.S. business. Management believes that its ability to achieve the balance between growing the core business and building the foundation for future growth is the key to increasing long-term shareholder value. Starbucks quarterly and year-to-date fiscal 2007 performance reflects the Company’s ongoing commitment to achieving this balance.
The primary driver of the Company’s revenue growth continues to be the opening of new retail stores, both Company-operated and licensed, in pursuit of the Company’s objective to establish Starbucks as one of the most recognized and respected brands in the world. Starbucks opened 1,956 new stores in the first three quarters of fiscal 2007 and plans to open at least 2,400 net new stores in fiscal 2007.
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

Global comparable store sales for Company-operated markets increased by 4% for the 13-week period ended July 1, 2007, and increased 5% over the first three quarters of fiscal 2007. Comparable store sales growth for fiscal 2007 is expected to be in the target range of 3% to 7%.
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
Starbucks has three reportable segments: United States, International and the Global Consumer Products Group (“CPG”).
The United States and International segments both include Company-operated retail stores, licensed retail stores and foodservice operations. The United States segment has been operating significantly longer than the International segment and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the United States segment has significantly more stores, higher average sales per store, and higher total revenues than the International segment. Further, certain market costs, particularly occupancy costs, are lower in the United States segment compared to the markets of the International segment. As a result of the relative strength of the brand in the United States segment, the number of stores, the higher unit volumes, and the lower market costs, the United States segment has a higher operating margin than the less-developed International segment. The Company believes it has achieved an appropriate level of annual new store openings domestically, for the near term. The current pace of openings of approximately 1,700 per year in the U.S. will allow the Company to continue to grow revenues while limiting the degree of cannibalization of existing store sales caused by new stores. Management continues to believe in – and intends to capture – the substantial opportunity to grow in the U.S. market.
The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established international markets while at the same time investing in emerging markets, such as China, Brazil and Russia. The Company’s newer international markets require a more extensive support organization, relative to the current levels of revenue and operating income. The Company’s ongoing investments in International infrastructure can be expected to cause variability in quarterly operating margins for the International segment.
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
The 20% increase in the Company’s consolidated total net revenues for the 13-week period ended July 1, 2007, compared to the same period of fiscal 2006, was driven by the combination of more retail stores, comparable store sales growth of 4% and growth in other business channels. The Company expects consolidated total net revenue growth of approximately 20% in fiscal 2007.

Operating income as a percentage of total net revenues was 10.4% for the 13 weeks ended July 1, 2007 compared to 10.9% for the corresponding period ended July 2, 2006, due to higher cost of sales including occupancy costs partially offset by leveraging general and administrative expenses, store operating expenses, and other operating expenses as a percentage of total net revenues. Net earnings increased by 9% in the 13-week period ended July 1, 2007, compared to the same period in fiscal 2006.

Results of Operations for the 13 Weeks Ended July 1, 2007 and July 2, 2006
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	13 Weeks Ended			13 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of total net revenues
STATEMENTS OF EARNINGS DATA

Net revenues:
Company-operated retail	$2,010,772	$1,660,977	21.1%	85.2%	84.6%
Specialty:
Licensing	254,904	216,267	17.9	10.8	11.0
Foodservice and other	93,569	86,429	8.3	4.0	4.4

Total specialty	348,473	302,696	15.1	14.8	15.4

Total net revenues	2,359,245	1,963,673	20.1	100.0	100.0

Cost of sales including occupancy costs	1,003,881	804,889		42.6	41.0
Store operating expenses (1)	819,212	686,602		34.7	35.0
Other operating expenses (2)	76,507	69,478		3.2	3.5
Depreciation and amortization expenses	119,409	98,539		5.1	5.0
General and administrative expenses	119,525	115,258		5.1	5.9

Subtotal operating expenses	2,138,534	1,774,766	20.5	90.7	90.4
Income from equity investees	24,503	25,666		1.1	1.3

Operating income	245,214	214,573	14.3	10.4	10.9
Net interest and other (expense)/income	(2,241)	5,028		(0.1)	0.3

Earnings before income taxes	242,973	219,601	10.6	10.3	11.2
Income taxes	84,630	74,103		3.6	3.8

Net earnings	$158,343	$145,498	8.8%	6.7%	7.4%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.7% for the 13 weeks ended July 1, 2007, and 41.3% for the 13 weeks ended July 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 22.0% for the 13 weeks ended July 1, 2007, and 23.0% for the 13 weeks ended July 2, 2006.
Net revenues for the 13 weeks ended July 1, 2007, increased 20% to $2.4 billion from $2.0 billion for the corresponding period of fiscal 2006, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2007 compared to fiscal 2006.
During the 13-week period ended July 1, 2007, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 21% to $2.0 billion for the 13 weeks ended July 1, 2007, from $1.7 billion for the same period in fiscal 2006. The increase was primarily attributable to the opening of 1,369 new Company-operated retail stores in the last 12 months and comparable store sales growth of 4% for the 13 weeks ended July 1, 2007. The increase in comparable store sales was due to a 3% increase in the average value per transaction and a 1% increase in the number of customer transactions.
The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 15% to $348 million for the 13 weeks ended July 1, 2007, from $303 million for the corresponding period of fiscal 2006.
Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased 18% to $255 million for the 13 weeks ended July 1, 2007, from $216 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from the opening of 1,243 new licensed retail stores in the last 12 months and a 24% increase in licensing revenues from the Company’s Global Consumer Products business.
Foodservice and other revenues increased 8% to $94 million for the 13 weeks ended July 1, 2007, from $86 million for the corresponding period of fiscal 2006. The increase was primarily attributable to growth in new and existing accounts in the U.S. foodservice business.
Cost of sales including occupancy costs increased to 42.6% of total net revenues for the 13 weeks ended July 1, 2007, compared to 41.0% for the corresponding period of fiscal 2006. The increase was primarily due to a shift in sales mix to higher cost products, the rise in dairy costs, and higher rent expense.
Store operating expenses as a percentage of Company-operated retail revenues decreased to 40.7% for the 13 weeks ended July 1, 2007, from 41.3% for the corresponding period of fiscal 2006, primarily due to controlled discretionary spending.
Other operating expenses (expenses associated with the Company’s specialty operations) decreased to 22.0% of total specialty revenues for the 13 weeks ended July 1, 2007, compared to 23.0% in the corresponding period of fiscal 2006. The decline resulted primarily from lower marketing and advertising costs in fiscal 2007.
Depreciation and amortization expenses increased to $119 million for the 13 weeks ended July 1, 2007, compared to $99 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 1,369 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses increased slightly to 5.1% for the 13 weeks ended July 1, 2007, from 5.0% for the corresponding period in fiscal 2006.
General and administrative expenses increased to $120 million for the 13 weeks ended July 1, 2007, compared to $115 million for the corresponding period of fiscal 2006. The increase was primarily due to higher payroll-related expenditures in support of continued global growth. As a percentage of total net revenues, general and administrative expenses decreased to 5.1% for the 13 weeks ended July 1, 2007, from 5.9% for the corresponding period of fiscal 2006.
Income from equity investees decreased 5% to $25 million for the 13 weeks ended July 1, 2007, compared to $26 million for the corresponding period of fiscal 2006, primarily due to lower sales volumes for The North American Coffee Partnership, which produces ready-to-drink beverages, including Starbucks bottled Frappuccino® coffee drinks and Starbucks DoubleShot®.
Operating income increased 14% to $245 million for the 13 weeks ended July 1, 2007, compared to $215 million for the corresponding period of fiscal 2006. Operating margin decreased to 10.4% of total net revenues for the 13 weeks ended July 1, 2007, from 10.9% for the corresponding period of fiscal 2006. Higher cost of sales including occupancy costs were offset, in part, by leveraging general and administrative expenses, store operating expenses, and other operating expenses.
Net interest and other was an expense of $2.2 million for the 13 weeks ended July 1, 2007, compared to income of $5.0 million for the corresponding period of fiscal 2006, primarily due to a higher level of borrowings outstanding.

Income taxes for the 13 weeks ended July 1, 2007, resulted in an effective tax rate of 34.8%, compared to 33.7% for the corresponding period of fiscal 2006. The effective tax rate is expected to be approximately 37% for the full fiscal year of 2007.
Net earnings for the 13 weeks ended July 1, 2007, increased 9% to $158 million from $145 million for the corresponding period in fiscal 2006. Diluted earnings per share increased to $0.21 for the 13 weeks ended July 1, 2007, compared to $0.18 per share for the comparable period in fiscal 2006.
SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):
United States

	13 Weeks Ended			13 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of U.S. total net
				revenues
Net revenues:
Company-operated retail	$1,646,234	$1,380,901	19.2%	89.5%	88.7%
Specialty:
Licensing	110,130	96,266	14.4	6.0	6.2
Foodservice and other	83,806	78,981	6.1	4.5	5.1

Total specialty	193,936	175,247	10.7	10.5	11.3

Total net revenues	1,840,170	1,556,148	18.3	100.0	100.0

Cost of sales including occupancy costs	742,232	600,597		40.3	38.6
Store operating expenses (1)	682,595	582,505		37.1	37.4
Other operating expenses (2)	51,785	50,964		2.8	3.3
Depreciation and amortization expenses	89,134	72,238		4.8	4.6
General and administrative expenses	21,214	24,510		1.2	1.6

Subtotal operating expenses	1,586,960	1,330,814	19.2	86.2	85.5

Income from equity investees	—	—		—	—

Operating income	$253,210	$225,334	12.4%	13.8%	14.5%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 41.5% for the 13 weeks ended July 1, 2007, and 42.2% for the 13 weeks ended July 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.7% for the 13 weeks ended July 1, 2007, and 29.1% for the 13 weeks ended July 2, 2006.
The United States operating segment (“United States”) sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.
United States total net revenues increased 18% to $1.8 billion for the 13 weeks ended July 1, 2007, compared to $1.6 billion for the corresponding period of fiscal 2006.

United States Company-operated retail revenues increased 19% to $1.6 billion for the 13 weeks ended July 1, 2007, compared to $1.4 billion for the corresponding period of fiscal 2006, primarily due to the opening of 1,116 new Company-operated retail stores in the last 12 months and comparable store sales growth of 4% for the quarter resulting from a 3% increase in the average value per transaction and growth in transactions of less than 1%.
Total United States specialty revenues increased 11% to $194 million for the 13 weeks ended July 1, 2007, compared to $175 million in the corresponding period of fiscal 2006. United States licensing revenues increased 14% to $110 million, compared to $96 million for the corresponding period of fiscal 2006 primarily due to higher product sales and royalty revenues as a result of opening 777 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased 6% to $84 million, from $79 million in fiscal 2006, primarily due to growth in new and existing foodservice accounts.
United States operating income increased 12% to $253 million for the 13 weeks ended July 1, 2007, compared to $225 million for the same period in fiscal 2006. Operating margin decreased to 13.8% of related revenues from 14.5% in the corresponding period of fiscal 2006. The decrease was due to higher cost of sales including occupancy costs, primarily due to higher dairy costs, a shift in sales mix to higher cost products such as food and merchandise, and higher rent expenses. Partially offsetting these were lower other operating expenses, lower general and administrative expenses, and lower store operating expenses as a percentage of total net revenues. The decline in both other operating expenses and store operating expenses was primarily due to controlled discretionary spending. General and administrative expenses were lower primarily due to decreased salary and related benefits expense as well as lower professional fees.
International

	13 Weeks Ended			13 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of International total
				net revenues
Net revenues:
Company-operated retail	$364,538	$280,076	30.2%	84.4%	83.1%
Specialty:
Licensing	57,653	49,665	16.1	13.3	14.7
Foodservice and other	9,763	7,448	31.1	2.3	2.2

Total specialty	67,416	57,113	18.0	15.6	16.9

Total net revenues	431,954	337,189	28.1	100.0	100.0

Cost of sales including occupancy costs	210,247	162,711		48.7	48.3
Store operating expenses (1)	136,617	104,097		31.6	30.9
Other operating expenses (2)	18,364	13,329		4.3	3.9
Depreciation and amortization expenses	21,287	17,260		4.9	5.1
General and administrative expenses	24,861	20,795		5.8	6.2

Subtotal operating expenses	411,376	318,192	29.3	95.3	94.4

Income from equity investees	11,909	10,109		2.8	3.0

Operating income	$32,487	$29,106	11.6%	7.5%	8.6%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 37.5% for the 13 weeks ended July 1, 2007, and 37.2% for the 13 weeks ended July 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 27.2% for the 13 weeks ended July 1, 2007, and 23.3% for the 13 weeks ended July 2, 2006.
The International operating segment (“International”) sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom, China, Thailand, Germany, Australia, Singapore, Puerto Rico, Chile and Ireland. Specialty operations in International primarily include retail store licensing operations in more than 25 other countries and foodservice accounts in Canada and the United Kingdom. The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established areas of the business while at the same time investing in emerging markets and channels. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.
International total net revenues increased 28% to $432 million for the 13 weeks ended July 1, 2007, compared to $337 million for the corresponding period of fiscal 2006.
International Company-operated retail revenues increased 30% to $365 million for the 13 weeks ended July 1, 2007, compared to $280 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 253 new Company-operated retail stores in the last 12 months, comparable store sales growth of 7% for the quarter and favorable foreign currency exchange for the British pound sterling. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.
Total International specialty revenues increased 18% to $67 million for the 13 weeks ended July 1, 2007, compared to $57 million in the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from opening 466 new licensed retail stores in the last 12 months.
International operating income increased 12% to $32 million for the 13 weeks ended July 1, 2007, compared to $29 million in the corresponding period of fiscal 2006. Operating margin decreased to 7.5% of related revenues from 8.6% in the corresponding period of fiscal 2006, primarily due to increased costs associated with store renovation and maintenance expenses and higher rent expenses as a percentage of total net revenues.
Global Consumer Products Group

	13 Weeks Ended			13 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of CPG total net
				revenues
Net revenues:
Specialty:
Licensing	$87,121	$70,336	23.9%	100.0%	100.0%

Total specialty	87,121	70,336	23.9	100.0	100.0

Total net revenues	87,121	70,336	23.9	100.0	100.0
Cost of sales	51,402	41,581		59.0	59.1
Other operating expenses	6,358	5,185		7.3	7.4
Depreciation and amortization expenses	18	26		0.0	0.0

Subtotal operating expenses	57,778	46,792	23.5	66.3	66.5

Income from equity investees	12,594	15,557		14.4	22.1

Operating income	$41,937	$39,101	7.3%	48.1%	55.6%

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
CPG total net revenues increased 24% to $87 million for the 13 weeks ended July 1, 2007, compared to $70 million for the corresponding period of fiscal 2006. The increase was primarily due to increased sales of U.S. packaged coffee and tea as well as increased product sales and royalties in the international ready-to-drink business.
CPG operating income increased by 7 percent to $42 million for the 13 weeks ended July 1, 2007, compared to $39 million in the corresponding period of fiscal 2006. Operating margin decreased to 48.1% of related revenues, from 55.6% in fiscal 2006, primarily due to lower sales volumes for The North American Coffee Partnership, which produces ready-to-drink beverages, including Starbucks bottled Frappuccino® and Starbucks DoubleShot® in the U.S.
Unallocated Corporate

	13 Weeks Ended			13 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of total net
				revenues
Depreciation and amortization expenses	$8,970	$9,015		0.4%	0.5%
General and administrative expenses	73,450	69,953		3.1	3.5

Operating loss	$(82,420)	$(78,968)	4.4%	(3.5%)	(4.0%)

Unallocated corporate expenses pertain to corporate administrative functions that support but are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses.
Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.5% for the 13 weeks ended July 1, 2007, from 4.0% for the corresponding period of 2006, primarily due to disciplined expense management.

Results of Operations for the 39 Weeks Ended July 1, 2007 and July 2, 2006
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	39 Weeks Ended			39 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of total net revenues
STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$5,940,288	$4,888,804	21.5%	85.2%	84.5%
Specialty:
Licensing	743,633	637,771	16.6	10.7	11.0
Foodservice and other	286,641	257,012	11.5	4.1	4.5

Total specialty	1,030,274	894.783	15.1	14.8	15.5

Total net revenues	6,970,562	5,783,587	20.5	100.0	100.0

Cost of sales including occupancy costs	2,933,450	2,343,800		42.1	40.5
Store operating expenses (1)	2,372,164	1,974,041		34.0	34.2
Other operating expenses (2)	224,706	192,274		3.2	3.3
Depreciation and amortization expenses	342,990	284,335		4.9	4.9
General and administrative expenses	360,857	358,194		5.2	6.2

Subtotal operating expenses	6,234,167	5,152,644	21.0	89.4	89.1
Income from equity investees	69,517	65,371		1.0	1.1

Operating income	805,912	696,314	15.7	11.6	12.0
Net interest and other income	3,606	8,439		0.0	0.2

Earnings before income taxes	809,518	704,753	14.9	11.6	12.2
Income taxes	295,383	257,783		4.2	4.5

Net earnings	$514,135	$446,970	15.0%	7.4%	7.7%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 39.9% for the 39 weeks ended July 1, 2007, and 40.4% for the 39 weeks ended July 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 21.8% for the 39 weeks ended July 1, 2007, and 21.5% for the 39 weeks ended July 2, 2006.
Net revenues for the 39 weeks ended July 1, 2007, increased 21% to $7.0 billion from $5.8 billion for the corresponding period of fiscal 2006, driven by increases in both Company-operated retail revenues and specialty operations. Net revenues are expected to grow approximately 20% in fiscal 2007 compared to fiscal 2006.
During the 39-week period ended July 1, 2007, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $5.9 billion for the 39 weeks ended July 1, 2007, from $4.9 billion for the same period in fiscal 2006. The increase was primarily attributable to the opening of 1,369 new Company-operated retail stores in the last 12 months and comparable store sales growth of 5% for the 39 weeks ended July 1, 2007. The increase in comparable store sales was due to a 3% increase in the average value per transaction and a 2% increase in the number of customer transactions.
The Company derived the remaining 15% of total net revenues from its specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 15% to $1.0 billion for the 39 weeks ended July 1, 2007, from $895 million for the corresponding period of fiscal 2006.

Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased 17% to $744 million for the 39 weeks ended July 1, 2007, from $638 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from the opening of 1,243 new licensed retail stores in the last 12 months.
Foodservice and other revenues increased 12% to $287 million for the 39 weeks ended July 1, 2007, from $257 million for the corresponding period of fiscal 2006. The increase was primarily attributable to growth in new and existing accounts in the U.S. foodservice business.
Cost of sales including occupancy costs increased to 42.1% of total net revenues for the 39 weeks ended July 1, 2007, compared to 40.5% for the corresponding period of fiscal 2006. The increase was primarily due to a shift in sales mix to higher cost products, higher rent expense, as well as increased distribution costs due to the Company’s expanding store base and food programs.
Store operating expenses as a percentage of Company-operated retail revenues decreased to 39.9% for the 39 weeks ended July 1, 2007, from 40.4% for the corresponding period of fiscal 2006. The decrease was due to higher provisions for incentive compensation in the prior year due to exceptionally strong performance as well as controlled discretionary spending in fiscal 2007. These reductions were offset in part by higher payroll-related expenditures in the U.S. in fiscal 2007, stemming from the Company’s October 2006 wage increase for hourly store partners and the second quarter salary increase for store management partners.
Other operating expenses, expenses associated with the Company’s specialty operations, increased to 21.8% of total specialty revenues for the 39 weeks ended July 1, 2007, compared to 21.5% in the corresponding period of fiscal 2006. The increase was primarily due to increased payroll-related expenditures to support the growth in the International licensed stores operations.
Depreciation and amortization expenses increased to $343 million for the 39 weeks ended July 1, 2007, compared to $284 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 1,369 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses were 4.9% for both periods.
General and administrative expenses increased to $361 million for the 39 weeks ended July 1, 2007, compared to $358 million for the corresponding period of fiscal 2006. This increase was primarily due to increased payroll-related expenditures and higher professional fees in support of continued global growth and systems infrastructure development in the current year, partially offset by unusually high charitable contributions in the prior year. As a percentage of total net revenues, general and administrative expenses decreased to 5.2% for the 39 weeks ended July 1, 2007, from 6.2% for the corresponding period of fiscal 2006.
Income from equity investees increased 6% to $70 million for the 39 weeks ended July 1, 2007, compared to $65 million for the corresponding period of fiscal 2006. The increase was primarily due to higher equity income from international investees.
Operating income increased 16% to $806 million for the 39 weeks ended July 1, 2007, compared to $696 million for the corresponding period of fiscal 2006. Operating margin decreased to 11.6% of total net revenues for the 39 weeks ended July 1, 2007, compared to 12.0% for the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs, partially offset by lower general and administrative expenses and store operating expenses as a percentage of total net revenues.
Net interest and other income decreased to $3.6 million for the 39 weeks ended July 1, 2007, compared to $8.4 million in the corresponding period of fiscal 2006. This decrease was primarily due to increased interest expense due to a higher level of borrowings outstanding, partially offset by foreign exchange gains in the current year compared to foreign exchange losses in the prior year.

Income taxes for the 39 weeks ended July 1, 2007, resulted in an effective tax rate of 36.5%, compared to 36.6% for the corresponding period of fiscal 2006. The effective tax rate is expected to be approximately 37% for the full fiscal year of 2007.
Net earnings for the 39 weeks ended July 1, 2007, increased 15% to $514 million from $447 million for the same period of fiscal 2006. Diluted earnings per share increased to $0.66 for the 39 weeks ended July 1, 2007, compared to $0.56 per share for the comparable period in fiscal 2006.
SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in thousands):
United States

	39 Weeks Ended			39 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of U.S. total net
				revenues
Net revenues:
Company-operated retail	$4,901,886	$4,103,151	19.5%	89.3	88.9%
Specialty:
Licensing	328,229	274,000	19.8	6.0	6.0
Foodservice and other	259,384	235,936	9.9	4.7	5.1

Total specialty	587,613	509,936	15.2	10.7	11.1

Total net revenues	5,489,499	4,613,087	19.0	100.0	100.0

Cost of sales including occupancy costs	2,181,310	1,757,307		39.7	38.1
Store operating expenses (1)	1,984,763	1,679,368		36.2	36.4
Other operating expenses (2)	155,930	143,180		2.8	3.1
Depreciation and amortization expenses	254,926	209,456		4.7	4.5
General and administrative expenses	66,624	69,630		1.2	1.5

Subtotal operating expenses	4,643,553	3,858,941	20.3	84.6	83.6

Income from equity investees	—	151		0.0	0.0

Operating income	$845,946	$754,297	12.2%	15.4%	16.4%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.5% for the 39 weeks ended July 1, 2007, and 40.9% for the 39 weeks ended July 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.5% for the 39 weeks ended July 1, 2007, and 28.1% for the 39 weeks ended July 2, 2006.
United States total net revenues increased 19% to $5.5 billion for the 39 weeks ended July 1, 2007, compared to $4.6 billion for the corresponding period of fiscal 2006.
United States Company-operated retail revenues increased 19% to $4.9 billion for the 39 weeks ended July 1, 2007, compared to $4.1 billion for the corresponding period of fiscal 2006, primarily due to the opening of 1,116 new Company-operated retail stores in the last 12 months and comparable store sales growth of 4% for the 39 weeks ended July 1, 2007. The increase in comparable store sales was due to a 3% increase in the average value per transaction and a 1% increase in the number of customer transactions.

Total United States specialty revenues increased 15% to $588 million for the 39 weeks ended July 1, 2007, compared to $510 million in the corresponding period of fiscal 2006. United States licensing revenues increased 20% to $328 million, compared to $274 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues as a result of opening 777 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased 10% to $259 million, from $236 million in fiscal 2006, primarily due to growth in new and existing foodservice accounts.
United States operating income increased by 12% to $846 million for the 39 weeks ended July 1, 2007, compared to $754 million for the same period in fiscal 2006. Operating margin decreased to 15.4% of related revenues from 16.4% in the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs. Cost of sales including occupancy costs increased primarily due to a shift in sales mix to higher cost products such as food and merchandise, increased distribution costs due to the expansion of the Company’s store base and food programs, and higher rent expense. Partially offsetting this was lower general and administrative expenses, as well as lower other operating expense as a percentage of total net revenues, both due primarily to controlled discretionary spending in fiscal 2007.
International

	39 Weeks Ended			39 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of International total
				net revenues
Net revenues:
Company-operated retail	$1,038,402	$785,653	32.2%	84.8%	83.5%
Specialty:
Licensing	158,722	134,699	17.8	13.0	14.3
Foodservice and other	27,257	21,076	29.3	2.2	2.2

Total specialty	185,979	155,775	19.4	15.2	16.5

Total net revenues	1,224,381	941,428	30.1	100.0	100.0

Cost of sales including occupancy costs	599,542	452,955		49.0	48.1
Store operating expenses (1)	387,401	294,673		31.6	31.3
Other operating expenses (2)	49,282	35,145		4.0	3.7
Depreciation and amortization expenses	62,401	48,555		5.1	5.2
General and administrative expenses	71,914	55,166		5.9	5.9

Subtotal operating expenses	1,170,540	886,494	32.0	95.6	94.2

Income from equity investees	32,849	27,012		2.7	2.9

Operating income	$86,690	$81,946	5.8%	7.1%	8.7%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 37.3% for the 39 weeks ended July 1, 2007, and 37.5% for the 39 weeks ended July 2, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.5% for the 39 weeks ended July 1, 2007, and 22.6% for the 39 weeks ended July 2, 2006.
International total net revenues increased 30% to $1.2 billion for the 39 weeks ended July 1, 2007, compared to $941 million for the corresponding period of fiscal 2006.
International Company-operated retail revenues increased 32% to $1.0 billion for the 39 weeks ended July 1, 2007, compared to $786 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 253 new Company-operated retail stores in the last 12 months, comparable store sales growth of 7% for the 39 weeks ended July 1, 2007 and favorable foreign currency exchange for the British pound sterling. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.

Total International specialty revenues increased 19% to $186 million for the 39 weeks ended July 1, 2007, compared to $156 million in the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from opening 466 new licensed retail stores in the last 12 months and growth in new and existing foodservice accounts.
International operating income increased 6% to $87 million for the 39 weeks ended July 1, 2007, compared to $82 million in the corresponding period of fiscal 2006. Operating margin decreased to 7.1% of related revenues from 8.7% in the corresponding period of fiscal 2006, primarily due to higher cost of sales including occupancy costs, higher store operating expenses and higher other operating expenses. The increase in cost of sales including occupancy costs was primarily due to accounting corrections totaling $3.4 million in the first fiscal quarter of 2007, and to a shift in sales to higher cost products such as food and merchandise. Higher store and other operating expenses resulted from increased payroll-related expenditures to support continued rapid international store growth.
Global Consumer Products Group

	39 Weeks Ended			39 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of CPG total net
				revenues
Net revenues:
Specialty:
Licensing	$256,682	$229,072	12.1%	100.0%	100.0%

Total specialty	256,682	229,072	12.1	100.0	100.0

Total net revenues	256,682	229,072	12.1	100.0	100.0

Cost of sales	152,598	133,538		59.5	58.3
Other operating expenses	19,494	13,949		7.6	6.1
Depreciation and amortization expenses	61	87		0.0	0.0

Subtotal operating expenses	172,153	147,574	16.7	67.1	64.4

Income from equity investees	36,668	38,208		14.3	16.7

Operating income	$121,197	$119,706	1.2%	47.2%	52.3%

CPG total net revenues increased 12% to $257 million for the 39 weeks ended July 1, 2007, compared to $229 million for the corresponding period of fiscal 2006. The increase was primarily due to higher product sales and royalties in the International ready-to-drink businesses as well as an increase in product sales in both the U.S. and international packaged coffee and tea businesses through grocery and warehouse club channels.
CPG operating income increased slightly to $121 million for the 39 weeks ended July 1, 2007, compared to $120 million for the corresponding period of fiscal 2006. Operating margin decreased to 47.2% of related revenues, from 52.3% in fiscal 2006, primarily due to lower income from equity investees and higher other operating expenses. Lower income from equity investees was due to decreased sales volumes for The North American Coffee Partnership, which produces ready-to-drink beverages, including Starbucks bottled Frappuccino® and Starbucks DoubleShot® in the U.S. Other operating expenses increased primarily due to higher marketing expenditures to support continued international expansion of ready-to-drink beverages.

Unallocated Corporate

	39 Weeks Ended			39 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
				As a % of total net
				revenues
Depreciation and amortization expenses	$25,602	$26,237		0.4%	0.5%
General and administrative expenses	222,319	233,398		3.2	4.0

Operating loss	$(247,921)	$(259,635)	(4.5%)	(3.6%)	(4.5%)

Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.6% for the 39 weeks ended July 1, 2007, from 4.5% for the corresponding period of 2006. The decrease was primarily due to higher provisions for incentive compensation in the prior year due to exceptional performance and unusually high charitable contributions in the prior year.
Liquidity and Capital Resources
The following table represents components of the Company’s most liquid assets (in thousands):

	July 1,	October 1,
	2007	2006
Cash and cash equivalents	$172,789	$312,606
Short-term investments – available-for-sale securities	85,956	87,542
Short-term investments – trading securities	71,278	53,496
Long-term investments – available-for-sale securities	15,980	5,811

Total cash, cash equivalents and liquid investments	$346,003	$459,455

The Company manages its cash and liquid investments in order to internally fund operating needs and make scheduled payments on short-term borrowings.
The Company intends to use its cash and liquid investments, including any borrowings under its $1 billion commercial paper program, which is backstopped by the existing revolving credit facility, and under its recently-announced $400 million, 364-day credit facility, to invest in its core businesses and other new business opportunities related to its core businesses, repay short-term indebtedness, selectively repurchase shares and for other general corporate purposes. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in selected equity method investees and licensed operations, particularly in international markets. Management believes that strong cash flow generated from operations, existing cash and liquid investments, as well as borrowing capacity under the commercial paper program and the 364-day credit facility should be sufficient to finance capital requirements for its core businesses for the foreseeable future.
Management is currently evaluating a range of alternatives for raising long-term financing to enable Starbucks to pay down short-term debt and take advantage of opportunities for repurchasing shares. Any funding would be consistent with the Company’s capital structure strategy. In determining the appropriate capital structure for the Company, management considers, among other things, how additional debt could reduce its cost of capital when used to fund increased distributions to shareholders in the form of stock repurchases. The Company also evaluates its degree of cash flow risk and how much financial flexibility should be retained for future investment opportunities given its high growth rate.
Depending on available liquidity and market conditions, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. A portion of share repurchases in the past have been funded using the Company’s $1 billion credit facility. There were no outstanding borrowings under the facility as of July 1, 2007, although letters of credit given were $13 million as of July 1, 2007. The Company commenced using its commercial paper program during its fiscal third quarter, and $880 million was outstanding as of July 1, 2007. As of July 1, 2007, $107 million of capacity was available under the combined facility and commercial paper program. On August 7, 2007, the closing of the 364-day credit facility provided an additional $400 million of liquidity, which can be used for share repurchases among other uses. Significant new joint ventures, acquisitions, and/or other new business opportunities may require additional outside funding.
Other than for normal operating expenses, cash requirements for the remainder of fiscal 2007 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as potential increased investments in International licensees and for additional share repurchases, if any. Management expects capital expenditures to total approximately $1.0 billion in fiscal 2007, primarily driven by new store development and existing store renovations.
Cash provided by operating activities totaled $1.0 billion for the 39 weeks ended July 1, 2007. Net earnings provided $514 million and the effect of noncash depreciation and amortization expenses further increased cash provided by operating activities by $361 million. In addition, growth in Starbucks Card balances provided $77 million in deferred revenue.
Cash used by investing activities for the 39 weeks ended July 1, 2007 totaled $883 million. Net capital additions to property, plant and equipment used $772 million, primarily from opening 1,016 new Company-operated retail stores and remodeling certain existing stores during the first three quarters of fiscal 2007. This amount includes the effect of the net change in non-cash capital accruals totaling $46 million. During the 39 weeks ended July 1, 2007, the Company used $53 million, net of cash acquired, to purchase 90% equity ownership in the Company’s previously licensed operations in Beijing and Tianjin, China and an additional 19% ownership in its South China operations.
Cash used by financing activities for the 39 weeks ended July 1, 2007 totaled $303 million. Cash used to repurchase shares of the Company’s common stock totaled $671 million. Share repurchases depend on available liquidity, market conditions, capital requirements for the Company’s core business and other factors. As of July 1, 2007, a total of up to 26.1 million shares remained available for repurchase, under existing authorizations.
Partially offsetting cash used for share repurchases, net proceeds under the Company’s commercial paper program and revolving credit facility were $180 million during the 39 weeks ended July 1, 2007. In addition, there were proceeds of $137 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the period
	13-week period		39-week period		Stores open as of
	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006	2007	2006
United States:
Company-operated stores (1)	285	211	838	532	6,566	5,450
Licensed stores	196	187	561	517	3,729	2,952

	481	398	1,399	1,049	10,295	8,402

International:
Company-operated stores (1)	60	44	178	158	1,613	1,360
Licensed stores (1)	127	117	379	336	2,488	2,022

	187	161	557	494	4,101	3,382

Total	668	559	1,956	1,543	14,396	11,784

(1)	International store data has been adjusted for the acquisition of the Beijing operations by reclassifying historical information from Licensed Stores to Company-operated Stores. United States store data was also adjusted to align with the Hawaii operations segment change by reclassifying historical information from International Company-operated stores to the United States.

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
Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of July 1, 2007, the maximum amount of the guarantees was approximately $5.1 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheet.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its first fiscal quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated financial statements.
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
Foreign Currency Exchange Risk
As of July 1, 2007, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge portions of anticipated international revenue streams and inventory purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as accounting hedges of its net investment in Starbucks Japan, as well as the Company’s net investments in its Canadian, U.K., and Chinese subsidiaries, to minimize foreign currency exposure. Starbucks also had forward foreign exchange contracts that are not designated as hedging instruments for accounting purposes (free standing derivatives), but which largely offset the financial impact of translating certain foreign currency denominated payables and receivables.

Consistent with the nature of the economic hedges provided by these foreign exchange contracts, increases or decreases in their fair values would be mostly offset by corresponding decreases or increases in the U.S. dollar value of the Company’s foreign investments, future foreign currency royalty fee payments, inventory purchases, and foreign currency denominated payables and receivables (i.e. “hedged items”) that would occur within the hedging period. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items.
Based on the foreign exchange contracts outstanding as of July 1, 2007, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract as of July 1, 2007, would result in a reduced fair value of these derivative financial instruments of approximately $51 million. Of this total, approximately $30 million relates to cash flow hedges of revenue streams and inventory purchases, and free standing derivatives that may in turn reduce the Company’s future net earnings. The remaining $21 million relates to hedges of net investments in foreign operations that may reduce future accumulated other comprehensive income on the consolidated balance sheet since the underlying investments are not expected to be sold in the foreseeable future.
Conversely, a 10% appreciation of the U.S. dollar would result in an increase in the fair value of these instruments of approximately $49 million. Of this total, approximately $32 million relates to cash flow hedges of revenue streams and inventory purchases, and free standing derivatives that may in turn increase the Company’s future net earnings, while the remaining $17 million relates to hedges of net investments in foreign operations that may increase future accumulated other comprehensive income.
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
During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (July 1, 2007).
During the third quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 1 of this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended July 1, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs(2)	or Programs(2)
April 2, 2007 – April 29, 2007	2,454,300	$31.18	2,454,300	26,138,212
April 30, 2007 – May 27, 2007	—		—	26,138,212
May 28, 2007 – July 1, 2007	—		—	26,138,212

Total	2,454,300	31.18	2,454,300

(1)	Monthly information is presented by reference to the Company’s fiscal months during the third quarter of fiscal 2007.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 25 million shares of common stock, publicly announced on August 2, 2006. On May 3, 2007, the Company announced that on May 1, 2007 its Board of Directors authorized the repurchase of up to 25 million additional shares of the Company’s common stock. Neither of these authorizations has an expiration date.

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
No.	Exhibit Description	Form	File No.	First Filing	Number	Herewith
10.1	Letter Agreement dated April 2, 2007 between Starbucks Corporation and Peter J. Bocian	8-K	0-20322	4/3/07	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	–	–	–	–	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	–	–	–	–	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
August 10, 2007	By:	/s/ Michael Casey
Michael Casey
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
No.	Exhibit Description	Form	File No.	First Filing	Number	Herewith
10.1	Letter Agreement dated April 2, 2007 between Starbucks Corporation and Peter J. Bocian	8-K	0-20322	4/3/07	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X