Form 10-K
period 2007-09-30
STARBUCKS CORP
filed 2007-11-29
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
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

Securities Registered Pursuant to Section 12(g) of the Act:
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 30, 2007 as reported on the NASDAQ Global Select Market was $22.7 billion.

As of November 16, 2007, there were approximately 730.4 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 19, 2008 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

Form 10-K

For the Fiscal Year Ended September 30, 2007

PART I

Item 1.	Business

General

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) was formed in 1985. Starbucks purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels and, through certain of its equity investees, Starbucks produces and sells ready-to-drink beverages which include, among others, bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drinks, and a line of superpremium ice creams. All channels outside the Company-operated retail stores are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as one of the most recognized and respected brands in the world. To achieve this goal, the Company plans to continue expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand by introducing new products and developing new channels of distribution. The Company’s brand portfolio includes superpremium Tazo® teas, Starbucks Hear Music® compact discs, Seattle’s Best Coffee® and Torrefazione Italia® coffee.

Segment Financial Information

Starbucks has three reportable operating segments: United States, International and Global Consumer Products Group (“CPG”). The United States and International segments both include Company-operated retail stores and certain components of Specialty Operations. Specialty Operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business. International specialty operations primarily include retail store licensing operations in more than 30 countries and foodservice accounts in Canada and the United Kingdom (“UK”). The CPG segment includes the Company’s grocery and warehouse club business as well as branded products operations worldwide. Financial information about Starbucks segments is included in Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K (“Form 10-K” or “Report”).

Revenue Components

The following table shows the Company’s revenue components for the fiscal year ended September 30, 2007:

	% of Total	% of Specialty
Revenues	Net Revenues	Revenues

Company-operated retail	85%

Specialty:
Licensing:
Retail stores	7%	47%
Grocery and warehouse club	3%	23%
Branded products	1%	3%

Total licensing	11%	73%
Foodservice and other:
Foodservice	4%	26%
Other initiatives	<1%	1%

Total foodservice and other	4%	27%

Total specialty	15%	100%

Total net revenues	100%

Company-operated Retail Stores

The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing each customer a unique Starbucks Experience. The Starbucks Experience, or third place after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Starbucks strategy for expanding its retail business is to increase its market share primarily by opening additional stores in existing markets and opening stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, Starbucks opened 1,342 new Company-operated stores during the fiscal year ended September 30, 2007 (“fiscal 2007”). Starbucks Company-operated retail stores, including 11 Seattle’s Best Coffee® stores and 4 Hear Music retail stores, accounted for 85% of total net revenues during fiscal 2007.

The following table summarizes total Company-operated retail store data for the periods indicated:

	Net Stores Opened During the
	Fiscal Year Ended(1)		Stores Open as of
	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007	Oct 1, 2006

United States	1,065	810	6,793	5,728
International:
Canada	88	74	596	508
United Kingdom	66	47	580	514
China(2)	42	17	141	99
Germany	36	24	104	68
Thailand	18	22	103	85
Australia	4	25	87	83
Singapore	8	5	45	37
Other	15	19	56	41

Total International(2)	277	233	1,712	1,435

Total Company-operated	1,342	1,043	8,505	7,163

(1)	Store openings are reported net of closures.

(2)	Store data has been adjusted for the acquisition of the Beijing operations by reclassifying historical information from Licensed stores to Company-operated stores.

Starbucks retail stores are typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format, its stores are located in or near a variety of settings, including downtown and suburban retail centers, office buildings and university campuses. While the Company selectively locates stores in shopping malls, it focuses on locations that provide convenient access for both pedestrians and drivers. With the flexibility in store size and format, the Company also locates retail stores in select rural and off-highway locations to serve a broader array of customers outside major metropolitan markets and further expand brand awareness. To provide a greater degree of access and convenience for nonpedestrian customers, the Company continues to expand development of Drive Thru retail stores. At the end of fiscal 2007, the Company operated approximately 2,300 Drive Thru locations, compared to approximately 1,600 at the end of fiscal 2006.

All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages, a selection of teas and distinctively packaged roasted whole bean coffees. Starbucks stores also offer a selection of fresh pastries and other food items, sodas, juices, bottled water, coffee-making equipment and accessories, a selection of compact discs and seasonal novelty items. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee and espresso-making equipment and accessories such as coffee grinders, coffee filters, storage containers, travel tumblers and mugs. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs. A selection of prepared sandwiches and salads were carried in approximately 4,800 United States and 1,600 International stores, at the end of fiscal 2007. Starbucks continues to expand its food warming program in the United States, with over 3,000 stores as of September 30, 2007 providing warm food items, primarily breakfast sandwiches.

The Company’s retail sales mix by product type was as follows for the periods indicated:

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Beverages	75%	77%	77%
Food	17%	15%	15%
Coffee-making equipment and other merchandise	5%	5%	4%
Whole bean coffees	3%	3%	4%

Total	100%	100%	100%

Specialty Operations

Specialty Operations strive to develop the Company’s brands outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties that share the Company’s values and commitment to quality. These relationships take various forms, including licensing arrangements, foodservice accounts and other initiatives related to the Company’s core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations. During fiscal 2007, specialty revenues (which include royalties and fees from licensees, as well as product sales derived from Specialty Operations) accounted for 15% of total net revenues.

Licensing — Retail stores

In its licensed retail store operations, the Company leverages the expertise of its local partners and shares Starbucks operating and store development experience. Licensee partners provide improved and, at times, the only access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee, tea, compact discs and related products for resale in licensed locations. Employees working in licensed retail locations are required to follow Starbucks detailed store operating procedures and attend training classes similar to those given to employees in Company-operated stores.

During fiscal 2007, 723 Starbucks licensed retail stores were opened in the United States and, as of September 30, 2007, the Company’s U.S. licensees operated 3,891 stores. During fiscal 2007, 506 International licensed stores were opened. At September 30, 2007, the Company’s International operating segment had a total of 2,615 licensed retail stores. Product sales to and royalty and license fee revenues from U.S. and International licensed retail stores accounted for 47% of specialty revenues in fiscal 2007.

At fiscal year end 2007, Starbucks total licensed retail stores by region and specific location were as follows:

Asia Pacific		Europe/Middle East/Africa		Americas

Japan	722	Turkey	82	United States	3,891
South Korea	215	Spain	68	Canada	234
China	212	Greece	64	Mexico	159
Taiwan	209	Saudi Arabia	58	Other	26
Philippines	119	Kuwait	49
Malaysia	92	United Arab Emirates	47
Indonesia	58	France	37
New Zealand	45	Switzerland	35
		Other	84

Total	1,672	Total	524	Total	4,310

Licensing — Grocery and warehouse club

The Company, through a licensing relationship with Kraft Foods, Inc. (“Kraft”), sells a selection of Starbucks, Seattle’s Best Coffee and Torrefazione Italia branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the United States. Kraft manages all distribution, marketing, advertising and promotion of these products.

The Company sells packaged coffee and tea internationally both directly to warehouse club customers such as Costco and through an expanded licensing relationship with Kraft. In February 2007, the licensing relationship with Kraft was expanded globally and now also includes distribution of packaged coffee in Canada and the UK.

By the end of fiscal 2007, the Company’s coffees and teas were available in approximately 34,000 grocery and warehouse club stores, with 30,000 in the United States and 4,000 in International markets. Revenues from this category comprised 23% of specialty revenues in fiscal 2007.

Licensing — Branded products

The Company licenses the rights to produce and market Starbucks branded products through several partnerships both domestically and internationally. The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company in which Starbucks is a 50% equity investor, manufactures and markets ready-to-drink beverages, including bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drinks. Other partnerships produce and market branded products in these categories: superpremium ice cream (joint venture with Dreyer’s Grand Ice Cream, Inc.), premium coffee liqueur (license agreement with Beam Global Spirits & Wine) and chocolate (license agreement with The Hershey Company). Internationally, the Company licenses Starbucks Discoveries®, a ready-to-drink chilled cup coffee beverage, in Japan, Taiwan and South Korea.

Collectively, the revenues from these branded products accounted for 3% of specialty revenues in fiscal 2007.

Foodservice

The Company sells whole bean and ground coffees, including the Starbucks, Seattle’s Best Coffee and Torrefazione Italia brands, as well as a selection of premium Tazo® teas and other related products, to institutional foodservice companies that service business & industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. The majority of the Company’s direct distribution accounts are through national broadline distribution networks with SYSCO Corporation and U.S. Foodservicetm. Starbucks foodservice sales, customer service and support resources are aligned with those of SYSCO Corporation and U.S. Foodservice. Starbucks and Seattle’s Best Coffee are the only superpremium national-brand coffees actively promoted by SYSCO Corporation.

The Company’s total foodservice operations had approximately 18,000 accounts, primarily in the U.S., at fiscal year end 2007, compared to approximately 16,200 accounts at fiscal year end 2006. Revenues from foodservice accounts comprised 26% of total specialty revenues in fiscal 2007.

Other Initiatives

Included in this category is the Company’s entertainment business, which encompasses multiple music, book, film and technology based initiatives designed to appeal to new and existing Starbucks customers. Among these initiatives are strategic marketing and co-branding arrangements, such as the Starbucks XM Café Channel 45 available to all XM Satellite Radio subscribers and the availability of wireless broadband Internet service in United States and Canadian Company-operated retail stores. The entertainment business also includes the Hear Music label, an innovative record label and partnership between Starbucks Entertainment and Concord Music Group. In fiscal 2007, Starbucks and Apple® announced an exclusive partnership that lets customers wirelessly browse, preview, buy and download music from the iTunes® Wi-Fi Music Store onto their wireless devices while at participating Starbucks locations.

The Company has a strategic agreement with Chase Bank USA, N.A. and Visa to issue the Starbucks Card Duettotm Visa® (the “Duetto Card”) in the United States, and a similar arrangement with Royal Bank of Canada and Visa

Canada Association to issue the Duetto Card in Canada. The Duetto Card combines the functionality of a credit card with the convenience of a reloadable Starbucks Card. Through these arrangements, Starbucks primarily receives commissions for each activated customer account and payments based on credit card usage.

Collectively, the operations of these other initiatives accounted for 1% of specialty revenues in fiscal 2007.

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

The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.

The Company depends upon its relationships with coffee producers, outside trading companies and exporters for its supply of green coffee. Due to volatility in green coffee commodity prices, the Company has predominantly used fixed-price purchase commitments in order to secure an adequate supply of quality green coffee, bring greater certainty to its cost of sales in future periods, and promote sustainability by paying an equitable price to coffee producers. As of September 30, 2007, the Company had $324 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through fiscal 2008. The Company believes, based on relationships established with its suppliers, the risk of non-delivery on such purchase commitments is remote. During fiscal 2007, “C” coffee commodity prices traded on the New York Board of Trade within a price range of $1.00 to $1.35 per pound and prices were, on average, approximately 10% higher than in fiscal 2006. In September 2007, prices moved sharply higher as poor weather led to decreased expectations for the next harvest in the world’s largest arabica coffee producer, Brazil. Based on its market experience, the Company believes that fixed-price purchase commitments are less likely to be available on favorable terms when commodity prices are high. If prices were to continue to move higher during fiscal 2008, Starbucks likely would increase the use of price-to-be-fixed purchase contracts to meet its demand for coffee. These types of contracts state the quality, quantity and delivery periods but allow the price of green coffee over a market index to be established after contract signing. The Company believes that, through a combination of fixed-price and price-to-be-fixed contracts it will be able to secure an adequate supply of quality green coffee. However, an increased use of price-to-be-fixed contracts instead of fixed-price contracts would decrease the predictability of coffee costs in future periods. By volume, approximately 20% of the Company’s coffee purchase agreements entered during fiscal 2007 were price-to-be-fixed contracts.

During fiscal 2004, Starbucks established the Starbucks Coffee Agronomy Company S.R.L., a wholly owned subsidiary located in Costa Rica, to reinforce the Company’s leadership role in the coffee industry and to help ensure sustainability and future supply of high-quality green coffees from Central America. Staffed with agronomists and sustainability experts, this first-of-its-kind Farmer Support Center is designed to proactively respond to changes in coffee producing countries that impact farmers and the supply of green coffee. During fiscal 2007, the Company announced plans to conduct similar activities in East Africa.

In addition to coffee, the Company also purchases significant amounts of dairy products, particularly fluid milk, to support the needs of its Company-operated retail stores. Dairy expense for the U.S. segment represents approximately 75% of the Company’s total dairy expense; therefore significant changes in U.S. dairy prices can have a material impact on total dairy expense. The U.S. segment’s dairy costs, which closely follow the monthly Class I fluid milk base price as calculated by the U.S. Department of Agriculture, can change significantly in the short term. The Company’s U.S. dairy costs rose materially in fiscal 2007 compared to fiscal 2006 and costs accelerated in the fourth quarter of fiscal 2007 and have remained high, adversely affecting the U.S. segment’s and the Company’s profitability. In the United States, the Company purchases substantially all of its fluid milk requirements from two dairy suppliers. The Company believes, based on relationships established with these suppliers, that the risk of non-delivery of enough fluid milk to support its U.S. retail business is remote.

The Company also purchases a broad range of paper and plastic products, such as cups, lids, cutlery, napkins, straws, shopping bags and corrugated paper boxes from several companies to support the needs of its retail stores as well as its manufacturing and distribution operations. The cost of these materials is dependent in part upon commodity paper and plastic resin costs, but the Company believes it mitigates the effect of short-term raw material price fluctuations through strategic relationships with key suppliers.

Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Beverage ingredients, other than coffee and milk, including leaf teas and the Company’s selection of ready-to-drink beverages, are purchased from several specialty manufacturers, usually under long-term supply contracts. Food products, such as fresh pastries, breakfast sandwiches and lunch items, are generally purchased from both regional and local sources. Coffee-making equipment, such as drip and coffee press coffeemakers, espresso machines and coffee grinders, are generally purchased directly from their manufacturers. Coffee-related accessories, including items bearing the Company’s logos and trademarks, are produced and distributed through contracts with a number of different suppliers.

Competition

The Company’s primary competitors for coffee beverage sales are quick-service restaurants and specialty coffee shops. In almost all markets in which the Company does business, there are numerous competitors in the specialty coffee beverage business, and management expects this situation to continue. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience, and, to a lesser extent, on price. Starbucks has recently experienced significantly greater direct competition from large competitors in the United States quick-service restaurant sector, some of whom have substantially greater financial, marketing and operating resources than the Company. Starbucks also faces well-established competitors in many International markets and increased competition in the U.S. ready-to-drink coffee beverage market.

The Company’s whole bean coffees compete directly against specialty coffees sold through supermarkets, specialty retailers and a growing number of specialty coffee stores. Both the Company’s whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. Starbucks Specialty Operations face significant competition from established wholesale and mail order suppliers, some of whom have greater financial and marketing resources than the Company.

Starbucks faces intense competition from both restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.

Patents, Trademarks, Copyrights and Domain Names

The Company owns and/or has applied to register numerous trademarks and service marks in the United States and in many additional countries throughout the world. Rights to the trademarks and service marks in the United States are generally held by a wholly owned affiliate of the Company and are used by the Company under license. Some of the Company’s trademarks, including Starbucks, the Starbucks logo, Frappuccino, Seattle’s Best Coffee and Tazo are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The Company owns numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. The Company also holds patents on certain products, systems and designs. In addition, the Company has registered and maintains numerous Internet domain names, including “Starbucks.com” and “Starbucks.net.”

Research and Development

Starbucks research and development efforts are led by food scientists, engineers, chemists and culinarians in the Research and Development department. This team is responsible for the technical development of food and beverage products and new equipment. The Company spent approximately $7.0 million, $6.5 million and $6.2 million during fiscal 2007, 2006 and 2005, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

Seasonality and Quarterly Results

Starbucks business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. The Company’s cash flows from operations are considerably higher in the fiscal first quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores, and the Company’s growth may conceal the impact of other seasonal influences. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees

The Company employed approximately 172,000 people worldwide as of September 30, 2007. In the United States, Starbucks employed approximately 144,000 people, with 136,000 in Company-operated retail stores and the remainder in the Company’s administrative and regional offices, and store development, roasting and warehousing operations. Approximately 28,000 employees were employed outside of the United States, with 27,000 in Company-operated retail stores and the remainder in the Company’s regional support facilities and roasting and warehousing operations. The number of the Company’s employees represented by unions is immaterial. Starbucks believes its current relations with its employees are good.

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

Starbucks demonstrates its commitment to corporate social responsibility (“CSR”) by conducting its business in ways that produce social, environmental and economic benefits to the communities in which Starbucks operates. The Company aligns its principles for social responsibility with its overall strategy and business operations. As a result, Starbucks believes it delivers benefits to the Company and its stakeholders — employees, business partners, customers, suppliers, shareholders, community members and others — while distinguishing Starbucks as a leader within the coffee industry. Providing open communication and transparency helps the Company be accountable to its stakeholders. To support this goal, Starbucks publishes a CSR Annual Report. Starbucks fiscal 2007 CSR Annual Report will be available online at www.starbucks.com/csr beginning in May 2008.

Item 1A.	Risk Factors

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. Starbucks is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. The risks below are not the only ones the Company faces. Additional risks and risks that management currently considers immaterial may also have an adverse effect on the Company.

•	Failing to meet market expectations for Starbucks financial performance could cause the market price of Starbucks stock to drop rapidly and sharply.

Management believes the price of Starbucks stock reflects high market expectations for the Company’s future operating results. Any failure to meet those expectations, particularly for the growth rates for (i) comparable store sales attributable to number of transactions, average value per transaction, or both, (ii) net revenues, (iii) earnings per share or (iv) net new store openings could cause the market price of Starbucks stock to drop rapidly and sharply.

•	Starbucks is subject to a number of significant risks that might cause the Company’s actual results to vary materially from its forecasts, targets, or projections, including:

•	lower customer traffic or average value per transaction, which negatively impacts comparable store sales, net revenues, operating income and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of price increases necessary to cover costs or new products;

•	unfavorable general economic conditions in the markets in which Starbucks operates, including, but not limited to, downturns in the housing market, higher interest rates, higher unemployment rates, lower disposable income due to higher energy or other consumer costs, lower consumer confidence, and other events or factors that adversely affect consumer spending;

•	declines in general consumer demand for specialty coffee products; or

•	adverse impacts due to negative publicity regarding the Company’s business practices or the health effects of consuming its products;

•	cost increases that are either wholly or partially beyond the Company’s control, such as:

•	commodity costs for commodities that cannot be effectively hedged, such as fluid milk, and to a lesser extent, high quality arabica coffee;

•	labor costs such as increased health care costs, general market wage levels and worker’s compensation insurance costs;

•	construction costs associated with new store openings;

•	information technology costs and other logistical resources necessary to maintain and support the global growth of the Company’s business; and

•	litigation against Starbucks, particularly class action litigation;

•	delays in store openings for reasons beyond the Company’s control, or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep the Company from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share;

•	any material interruption in the Company’s supply chain beyond its control, such as (i) material interruption of roasted coffee supply due to the casualty loss of any of the Company’s roasting plants or the failures of third-party suppliers, or (ii) interruptions in service by common carriers that ship goods within the Company’s distribution channels; and

•	the impact on Starbucks business of factors such as labor discord, war, terrorism (including incidents targeting Starbucks), political instability in certain markets and natural disasters.

•	Starbucks is highly dependent on the financial performance of its United States operating segment.

The Company’s financial performance is highly dependent on its United States operating segment, which comprised 78% of consolidated total net revenues in fiscal 2007. Any substantial or sustained decline in these operations, if not offset by increased financial performance elsewhere, could materially adversely affect the Company’s business and financial results.

•	Starbucks faces intense competition in the specialty coffee market.

A description of the general competitive conditions in which Starbucks operates appears on page 6 under “Competition.” In the United States, the continued focus by one or more large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages at a low cost could attract Starbucks customers and adversely affect the Company’s sales and results of operations. Similarly, continued competition from well-established competitors in international markets could hinder growth and adversely affect the Company’s sales and results of operations in those markets. Increased competition from large competitors with significant resources in the United States ready-to-drink coffee beverage market could adversely affect the profitability of the CPG segment and the Company’s results of operations.

•	The Company’s success depends substantially on the value of the Starbucks brand.

Starbucks believes it has built an excellent reputation globally for the quality of its products, for delivery of a consistently positive consumer experience and for its corporate social responsibility programs. The Starbucks brand has been highly rated in several global brand value studies. Management believes it must preserve and grow the value of the Starbucks brand to be successful in the future, particularly outside of North America, where the Starbucks brand is less well-known. Brand value is based in part on consumer perceptions as to a variety of subjective qualities. Even isolated business incidents that erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value. Consumer demand for the Company’s products and its brand equity could diminish significantly if Starbucks fails to preserve the quality of its products, is perceived to act in an unethical or socially irresponsible manner or fails to deliver a consistently positive consumer experience in each of its markets.

•	Starbucks is increasingly dependent on the success of its International operating segment in order to achieve its growth targets.

The Company’s future growth will increasingly depend on the growth and sustained profitability of its International operating segment. Some or all of the Company’s International market business units (“MBUs”), which Starbucks generally defines by the countries or regions in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. Some factors that will be critical to the success of International MBUs are different than those affecting the Company’s U.S. stores and licensees. Tastes naturally vary by region, and consumers in new international markets into which Starbucks and its licensees expand may not embrace Starbucks products to the same extent as consumers in the Company’s existing markets. Occupancy costs and store operating expenses are also sometimes higher internationally than in the United States due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of the Company’s International operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to U.S. operations. The Company’s International operations are also subject to additional inherent risks of conducting business abroad, such as:

•	foreign currency exchange rate fluctuations;

•	changes or uncertainties in economic, social and political conditions in the Company’s markets;

•	interpretation and application of laws and regulations;

•	restrictive actions of foreign or United States governmental authorities affecting trade and foreign investment, including protective measures such as export and customs duties and tariffs and restrictions on the level of foreign ownership;

•	import or other business licensing requirements;

•	the enforceability of intellectual property and contract rights;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	lower levels of consumer spending on a per capita basis than in the United States;

•	difficulty in staffing, developing and managing foreign operations, including ensuring the consistency of product quality and service, due to distance, language and cultural differences; and

•	local laws that make it more expensive and complex to negotiate with, retain or terminate employees.

•	The China market is important to the Company’s long-term growth prospects - doing business there and in other developing countries can be challenging.

Starbucks expects the People’s Republic of China to be its largest market outside of the United States. The Company’s growing investments in its China operations will increase the Company’s exposure in this market. Any significant or prolonged deterioration in U.S.-China relations might adversely affect the Company’s China business.

Many of the risks and uncertainties of doing business in China are solely within the control of the Chinese government. China’s government regulates the business conducted by Starbucks by restricting the scope of the Company’s foreign investments within China and the food and beverage, retail, wholesale and distribution business conducted within China. Although management believes it has structured the Company’s China operations to comply with local laws, there are substantial uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If China’s governmental authorities were ultimately to conclude that Starbucks has not complied with one or more existing or future laws or regulations, or if their interpretations of those laws or regulations were to change over time, the Company’s affiliates could be subject to fines and other financial penalties, prohibited from opening new stores or forced to cease operations entirely. Moreover, any inability of the Company to enforce its intellectual property and contract rights in China’s courts could adversely affect the Company’s business.

Additionally, Starbucks plans to continue entering selected markets in other developing countries, and has recently entered Russia as an important part of the projected growth of the International operating segment. Some of those markets pose legal and business challenges similar to the China market, such as substantial uncertainty regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights.

•	The Company’s earnings and business growth strategy depends in large part on the success of its business partners and suppliers, and the Company’s reputation may be harmed by actions taken by third parties that are outside of the Company’s control.

The Company’s growth strategy, including its plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of licensee and partnership relationships, particularly in its International markets. Licensees are often authorized to use the Starbucks logo and provide Starbucks-branded beverages, food and other products directly to customers. The Company provides training and support to, and monitors the operations of, these business partners, but the product quality and service they deliver to Starbucks customers may be diminished by any number of factors beyond the Company’s control. Management believes customers expect the same quality of products and service from the Company’s licensees as they do from Starbucks and the Company strives to ensure customers have the same experience whether they visit a Company-operated or licensed store. Any shortcoming of a Starbucks business partner, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to Starbucks, thus damaging the Company’s reputation and brand value and potentially affecting the results of operations.

•	Effectively managing the Company’s rapid growth is challenging.

The Company’s long-term goal is to open approximately 20,000 Starbucks stores in the United States and at least 20,000 stores in International markets. Starbucks expects to double the size of its business over the next four to five years and achieve higher annual growth in net earnings than revenue. Effectively managing growth on this scale is challenging, particularly as Starbucks expands into new markets internationally, where it must balance the need for flexibility and a degree of autonomy for local management with consistency with the Company’s goals, philosophy and standards. Growth on this scale makes it increasingly difficult to ensure a consistent supply of high quality raw materials, to locate and hire sufficient numbers of key employees to meet the Company’s growth targets, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience.

•	The loss of key personnel or difficulties recruiting and retaining qualified personnel could jeopardize the Company’s ability to meet its growth targets.

The Company’s future growth depends substantially on the contributions and abilities of key executives and other employees. Starbucks future growth also depends substantially on its ability to recruit and retain high quality employees to work in and manage Starbucks stores. Starbucks must continue to recruit, retain and motivate management and other employees sufficient to maintain its current business and support its projected growth. A loss of key employees or a significant shortage of high quality store employees could jeopardize the Company’s ability to meet its growth targets.

•	Adverse public or medical opinions about the health effects of consuming the Company’s products, as well as reports of incidents involving food-borne illnesses or food tampering, whether or not accurate, could harm its business.

Some Starbucks products contain caffeine, dairy products, sugar and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high-calorie foods, have led to a rapidly rising rate of obesity. Particularly in the United States, there is increasing consumer awareness of health risks, including obesity, due in part to increasing publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While Starbucks has a variety of beverage and food items that are low in caffeine and calories, an unfavorable report on the health effects of caffeine or other compounds present in the Company’s products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for the Company’s beverages and food products.

Similarly, reports, whether true or not, of unclean water supply, food-borne illnesses and food tampering have in the past severely injured the reputations of companies in the food processing, grocery and quick-service restaurant sectors and could in the future affect the Company as well. Any report linking Starbucks to the use of unclean water, food-borne illnesses or food tampering could damage its brand value, immediately and severely hurt sales of its beverages and food products, and possibly lead to product liability claims. Clean water is critical to the preparation of specialty coffee beverages. The Company’s ability to ensure a clean water supply to its stores is limited, particularly in some International locations. If customers become ill from food-borne illnesses, the Company could also be forced to temporarily close some stores. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants or stores of competitors, could, by resulting in negative publicity about the foodservice industry, adversely affect Starbucks sales on a regional or global basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of the Company’s stores, could materially harm the Company’s business and results of operations.

•	Significant increases in the market price or decreases in availability of high quality arabica coffee or fluid milk could harm the Company’s business and financial results.

A discussion of the sources and availability of coffee of the quality sought by Starbucks and fluid milk appears on page 5 under “Product Supply.” Any significant increase in the market price or any significant decrease in the availability of high-quality arabica coffee or fluid milk could adversely affect the Company’s business and financial results.

•	A regional or global health pandemic could severely affect Starbucks business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, the Company’s business could be severely affected. Starbucks has positioned itself as a third place between home and work where people can gather together for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact the Company’s business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in its stores. The impact of a health pandemic on Starbucks might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale, use or license of their products and services.

•	Starbucks relies heavily on information technology in its operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the Company’s ability to effectively operate its business.

Starbucks relies heavily on information technology systems across its operations, including for management of its supply chain, point-of-sale processing in its stores, and various other processes and transactions. The Company’s ability to effectively manage its business and coordinate the production, distribution and sale of its products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of the Company’s operations, and significant capital investments could be required to remediate the problem.

•	Failure of the Company’s internal control over financial reporting could harm its business and financial results.

Starbucks management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect the Company’s transactions; and (ii) providing reasonable assurance that the Company (a) records transactions as necessary to prepare the financial statements, (b) makes receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that the Company would prevent or detect a misstatement of the Company’s financial statements or fraud. The Company’s rapid growth and entry into new, globally dispersed markets will place significant additional pressure on the Company’s system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in Starbucks and a sharp decline in the market price of its common stock.

•	Increased leverage may harm the Company’s financial condition and results of operations.

As of September 30, 2007, Starbucks had approximately $5.0 billion in minimum future rental payments under non-cancelable operating leases and $3.1 billion of total liabilities on a consolidated basis. Included in total liabilities are aggregate principal indebtedness of $710 million under outstanding commercial paper and $550 million under ten-year notes issued in an August 2007 underwritten registered public offering. The Company will incur additional operating lease obligations, largely driven by new store openings, and may incur additional indebtedness, subject to the limitations contained in its financing agreements. The recent increase in the Company’s level of financial obligations has had, and any future increase (which may or may not occur) will have, several important effects on the Company’s future operations, such as:

•	additional cash requirements to support the payment of rents and interest on outstanding indebtedness;

•	possible increased vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	possible limitations on the Company’s ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes; and

•	possible limitations on the Company’s flexibility in planning for, or reacting to, changes in its business and its industry.

The Company’s ability to satisfy its lease obligations and make payments of principal and interest on its indebtedness depends on its future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting its consolidated operations, many of which are beyond the Company’s control. If Starbucks is unable to generate sufficient cash flow from operations in the future to satisfy its financial obligations, it may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of its indebtedness;

•	to sell selected assets; or

•	to reduce or delay planned capital or operating expenditures.

Such measures might not be sufficient to enable Starbucks to satisfy its financial obligations. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

The Company’s existing strong cash flow and capital structure mitigate the current risk associated with leverage. Management expects future cash flows to be sufficient to meet operating expenses, debt service costs, and capital expenditures required to support projected new store openings and investments in existing and new markets. In addition, management does not expect to increase leverage to levels that would inhibit the Company’s access to capital markets in the event of short-falls in anticipated operating cash flow.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table shows properties used by Starbucks in connection with its roasting and distribution operations:

	Approximate Size	Owned or
Location	in Square Feet	Leased	Purpose

Kent, WA	332,000	Owned	Roasting and distribution
Kent, WA	403,000	Leased	Warehouse
Renton, WA	125,000	Leased	Warehouse
York County, PA	450,000	Owned	Roasting and distribution
York County, PA	298,000	Owned	Warehouse
York County, PA	231,000	Leased	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Portland, OR	86,000	Leased	Warehouse
Basildon, United Kingdom	142,000	Leased	Warehouse and distribution
Amsterdam, Netherlands	97,000	Leased	Roasting and distribution

The Company leases approximately 1.1 million square feet of office space and owns a 204,000 square foot office building in Seattle, Washington for corporate administrative purposes.

As of September 30, 2007, Starbucks had more than 8,500 Company-operated retail stores. The Company also leases space in approximately 160 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations. The Company is constructing a new, owned, 150,000 square foot roasting and distribution plant in St. Matthews, South Carolina. Operations are planned to begin in early 2009.

Item 3.	Legal Proceedings

See discussion of Legal Proceedings in Note 17 to the consolidated financial statements included in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2007.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position

Howard Schultz	54	chairman of the Board of Directors
James L. Donald	53	president, chief executive officer and director
Martin Coles	52	chief operating officer
Launi Skinner	43	president, Starbucks Coffee U.S.
James C. Alling	46	president, Starbucks Coffee International
Gerardo I. Lopez	48	senior vice president; president, Global Consumer Products and Seattle’s Best Coffee
Peter J. Bocian	53	executive vice president, chief financial officer and chief administrative officer
Paula E. Boggs	48	executive vice president, general counsel and secretary
Dorothy J. Kim	45	executive vice president, Supply Chain Operations
David A. Pace	48	executive vice president, Partner Resources

Howard Schultz is the founder of the Company and the chairman of the board. From the Company’s inception in 1985 to June 2000, he served as chairman of the board and chief executive officer. From June 2000 to February 2005, Mr. Schultz held the title of chief global strategist. Mr. Schultz also serves on the board of directors of DreamWorks Animation SKG, Inc.

James L. Donald joined Starbucks in October 2002 and has been president and chief executive officer and a director of the Company since April 2005. From October 2004 to April 2005, Mr. Donald served as ceo designate. Prior to that, Mr. Donald served as president, North America from the time he joined the Company in October 2002. From October 1996 to October 2002, Mr. Donald served as chairman, president and ceo of Pathmark Stores, Inc. and prior to that time he held a variety of senior management positions with Albertson’s, Inc., Safeway, Inc. and Wal-Mart Stores, Inc.

Martin Coles joined Starbucks in April 2004 as president, Starbucks Coffee International and was promoted to chief operating officer in September 2007. Prior to joining Starbucks, Mr. Coles served as an executive vice president of Reebok International, Ltd. from December 2001 to February 2004. Prior to joining Reebok International, Mr. Coles held several executive level management sales and operations positions with NIKE Inc., Letsbuyit.com and Gateway, Inc.

Launi Skinner joined Starbucks in August 1993 and was promoted to president, Starbucks Coffee U.S. in September 2007. Ms. Skinner previously served as the Company’s senior vice president, Store Development since October 2004. From January 1999 to September 2004, she served as regional vice president for retail operations in several different zones in the western U.S. and Canada. Prior to becoming a regional vice president, she served as a market director.

James C. Alling joined Starbucks in September 1997 as senior vice president, Grocery and became president, Starbucks Coffee International in September 2007. Mr. Alling served as president, Starbucks Coffee U.S. from October 2004 to September 2007, executive vice president, Business and Operations — United States from November 2003 to October 2004 and held a number of positions as senior vice president from September 1997 until November 2003.

Gerardo I. Lopez joined Starbucks in October 2004 as senior vice president; president, Global Consumer Products and became senior vice president; president, Global Consumer Products and Seattle’s Best Coffee in November 2007. Prior to joining Starbucks, Mr. Lopez was president of the Handleman Entertainment Resources division of Handleman Company, from November 2001 to September 2004 and as senior vice president and general manager from May 2000 to November 2001. Prior to that, Mr. Lopez held a variety of executive management positions with Frito-Lay, Inc., Pepsi-Cola Company and The Procter & Gamble Company.

Peter J. Bocian joined Starbucks as executive vice president and chief financial officer designate in May 2007 and became executive vice president, chief financial officer and chief administrative officer in October 2007. Prior to joining Starbucks, Mr. Bocian worked at NCR Corporation since 1983, most recently as senior vice president and chief financial officer since 2004. From 2003 to 2004, he served as NCR’s vice president, finance and interim chief financial officer. From 2002 to 2003, Mr. Bocian was the chief financial officer of NCR’s Retail and Financial Group, covering four business units and from 1999 to 2002, he served as the chief financial officer of NCR’s Retail Solutions Division.

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

David A. Pace joined Starbucks in July 2002 as executive vice president of Partner Resources. Mr. Pace has notified the Company that he intends to resign for personal reasons effective December 31, 2007. From 2000 to 2002, Mr. Pace was the president of i2 Technologies. From 1999 to 2000, Mr. Pace served as the chief human resources officer for HomeGrocer.com. From 1995 to 1999, he served as senior vice president of human resources for Tricon Restaurants International (now YUM! Brands, Inc.).

There are no family relationships among any directors or executive officers of the Company.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Market Information and Dividend Policy

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”), under the symbol “SBUX.” The following table shows the quarterly high and low closing sale prices per share of the Company’s common stock as reported by NASDAQ for each quarter during the last two fiscal years:

	High	Low

September 30, 2007:
Fourth Quarter	$28.29	$25.87
Third Quarter	31.84	25.54
Second Quarter	36.29	29.32
First Quarter	39.43	33.62
October 1, 2006:
Fourth Quarter	$38.02	$29.55
Third Quarter	39.63	34.93
Second Quarter	37.63	30.24
First Quarter	31.96	24.91

As of November 16, 2007, the Company had approximately 18,500 shareholders of record. Starbucks has never paid any dividends on its common stock. The Company presently intends to retain earnings for use in its business and to repurchase shares of common stock and, therefore, does not anticipate paying a cash dividend in the near future.

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended September 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period(1)	Purchased	Share	Programs(2)	or Programs(2)

July 2, 2007 — July 29, 2007	—	$—	—	26,138,212
July 30, 2007 — August 26, 2007	8,304,303	27.12	8,304,303	17,833,909
August 27, 2007 — September 30, 2007	4,315,202	27.02	4,315,202	13,518,707

Total	12,619,505	27.09	12,619,505

(1)	Monthly information is presented by reference to the Company’s fiscal months during the fourth quarter of fiscal 2007.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 25 million shares of common stock publicly announced on August 2, 2006, and a Board authorization to repurchase 25 million shares of common stock publicly announced on May 3, 2007. Neither of these authorizations has an expiration date.

Performance Comparison Graph

The following graph depicts the Company’s total return to shareholders from September 29, 2002 through September 30, 2007, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 29, 2002, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. Starbucks has never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	9/29/02	9/28/03	10/3/04	10/2/05	10/1/06	9/30/07
Starbucks Corporation	$100.00	$140.81	$224.86	$238.57	$324.29	$249.52
S&P 500	$100.00	$124.40	$141.65	$159.01	$176.17	$205.13
NASDAQ Composite	$100.00	$150.59	$162.89	$185.48	$196.37	$236.60
S&P Consumer Discretionary	$100.00	$122.65	$140.01	$147.07	$160.09	$170.23

Item 6.	Selected Financial Data

In millions, except earnings per share and store operating data

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

	Sept 30,	Oct 1,	Oct 2,	Oct 3,	Sept 28,
	2007	2006	2005	2004	2003
As of and for the Fiscal Year Ended(1)	(52 Wks)	(52 Wks)	(52 Wks)	(53 Wks)	(52 Wks)

RESULTS OF OPERATIONS
Net revenues:
Company-operated retail	$7,998	$6,583	$5,392	$4,457	$3,450
Specialty:
Licensing	1,026	861	673	566	410
Foodservice and other	387	343	304	271	216

Total specialty	1,413	1,204	977	837	626

Total net revenues	$9,411	$7,787	$6,369	$5,294	$4,076

Operating income	1,054	894	781	606	421
Earnings before cumulative effect of change in accounting principle	673	581	494	389	265
Cumulative effect of accounting change for FIN 47, net of taxes	—	17	—	—	—
Net earnings	$673	$564	$494	$389	$265
Earnings per common share before cumulative effect of change in accounting principle — diluted	$0.87	$0.73	$0.61	$0.47	$0.33
Cumulative effect of accounting change for FIN 47, net of taxes — per common share	—	0.02	—	—	—
Net earnings per common share — diluted	$0.87	$0.71	$0.61	$0.47	$0.33
Cash dividends per share	—	—	—	—	—
BALANCE SHEET
Working capital (deficit)(2)	$(459)	$(406)	$(18)	$605	$336
Total assets	5,344	4,429	3,514	3,386	2,776
Short-term borrowings(3)	710	700	277	—	—
Long-term debt (including current portion)(4)	551	3	4	4	5
Shareholders’ equity	$2,284	$2,229	$2,090	$2,470	$2,069
STORE INFORMATION
Percentage change in comparable store sales(5)
United States	4%	7%	9%	11%	9%
International	7%	8%	6%	6%	7%
Consolidated	5%	7%	8%	10%	8%
Stores opened during the year:(6)
United States
Company — operated stores	1,065	810	580	521	514
Licensed stores	723	733	596	417	315
International
Company — operated stores	277	233	171	158	136
Licensed stores	506	423	325	248	236

Total	2,571	2,199	1,672	1,344	1,201

	Sept 30,	Oct 1,	Oct 2,	Oct 3,	Sept 28,
	2007	2006	2005	2004	2003
As of and for the Fiscal Year Ended(1)	(52 Wks)	(52 Wks)	(52 Wks)	(53 Wks)	(52 Wks)

Stores open at year end:
United States
Company-operated stores	6,793	5,728	4,918	4,338	3,817
Licensed stores	3,891	3,168	2,435	1,839	1,422
International(7)
Company-operated stores	1,712	1,435	1,202	1,031	873
Licensed stores	2,615	2,109	1,686	1,361	1,113

Total	15,011	12,440	10,241	8,569	7,225

(1)	The Company’s fiscal year ends on the Sunday closest to September 30.

(2)	Working capital deficits were primarily due to increased current liabilities from short term borrowings as of September 30, 2007 and October 1, 2006. See (3) below.

(3)	Commercial paper totaling $710 million was outstanding as of September 30, 2007. Short term borrowings of $700 million under the five-year revolving credit facility were outstanding as of October 1, 2006.

(4)	In August 2007, the Company issued $550 million of 10-year notes with a stated interest rate of 6.25%.

(5)	Includes only Starbucks Company-operated retail stores open 13 months or longer. Comparable store sales percentage for fiscal 2004 excludes the extra sales week.

(6)	Store openings are reported net of closures.

(7)	International store information has been adjusted for the fiscal 2007 acquisition of Beijing licensed operations by reclassifying historical information from Licensed stores to Company-operated stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Some fiscal years include 53 weeks. The fiscal years ended on September 30, 2007, October 1, 2006 and October 2, 2005, all included 52 weeks. All references to store counts, including data for new store openings, are reported net of related store closures.

Management Overview

Fiscal 2007 — The Year in Review

Starbucks achieved solid performance in fiscal 2007 — meeting its targets for store openings, revenue growth, comparable store sales growth, and earnings per share — despite a challenging economic and operating environment, and significant cost increases from dairy. The Company completed the fiscal year with encouraging trends and momentum in its International business but faced increasing challenges in its U.S. business. While U.S. comparable store sales were within the Company’s stated target range, it was accomplished through two price increases which offset flat-to-negative transaction count trends in the U.S. business. The pressure on traffic is consistent with similar trends reported across both the retail and restaurant industry. Management believes that the combination of the economic slowdown and the price increases implemented in fiscal 2007 to help mitigate significant cost pressures have impacted the frequency of customer visits to Starbucks stores.

Consolidated net revenues for fiscal year 2007 increased 21% to $9.4 billion. Company-operated retail revenues in fiscal 2007 rose 21% to $8.0 billion, predominantly due to the opening of 1,342 stores and comparable store sales growth of 5%. The increase in comparable store sales was due to a 4% increase in the average value per transaction and 1% growth in the number of customer transactions. The Company opened a total of 2,571 new company-operated and licensed stores during the year, with 70% in the U.S. and 30% in International markets, to end the year with over 15,000 stores.

For fiscal 2007, operating income increased to $1.1 billion, while operating margin contracted 30 basis points to 11.2% of total net revenues. Margin compression was due to higher costs of sales including occupancy costs as a percentage of total net revenues due to a shift in sales to higher cost products and higher distribution costs, rent expense and dairy costs. These cost pressures were offset in part by leveraging general and administrative expenses, store operating expenses, and other operating expenses as a percentage of total net revenues.

Net earnings rose to $673 million in fiscal 2007 from $564 million for the previous year. Diluted earnings per share for fiscal 2007 increased to $0.87 compared to $0.71 a year ago. Excluding the cumulative effect of adopting FIN 47 in the fiscal fourth quarter of 2006, earnings grew 16% and diluted earnings per share increased 19%.

Fiscal 2008 — The View Ahead

Throughout fiscal 2007, Starbucks experienced a consistent weakening in its U.S. business, exiting the year with a negative trend in transactions. Management recognizes that it faces a more challenging environment from an economic, operational and competitive standpoint entering fiscal 2008. In response to those challenges, management intends to focus in the following key areas:

•	Better operational excellence at the store level;

•	More meaningful innovation to continue to differentiate the store experience; and

•	Increased efficiencies and effectiveness in the general and administrative infrastructure, to become more capable of navigating through the fluctuations in the external environment.

In setting targets for fiscal 2008, management’s goal was to balance the long-term opportunity for store growth with the near-term realities of the challenging economic and operating environment. For fiscal 2008 the Company is targeting:

•	Opening approximately 2,500 new stores;

•	Comparable store sales growth in the range of 3% to 5%;

•	Total net revenue growth in the range of approximately 17% to 18%, to over $11 billion; and

•	Earnings per share in the range of $1.02 to $1.05, representing 17% to 21% growth, with earnings per share expansion expected to be greater in the second half of fiscal 2008.

In summary, management believes these targets are balanced for fiscal 2008. The Company intends to continue to build out stores to take advantage of its global opportunity, to better execute in its U.S. business, to grow and deliver significant margin expansion in its International business, and to deliver margin improvement for the Company on a consolidated basis.

Operating Segment Overview

Starbucks has three reportable operating segments: United States, International and CPG.

The United States and International segments both include Company-operated retail stores, licensed retail stores and foodservice operations. The United States segment has been operating significantly longer than the International segment and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the United States segment has significantly more stores, and higher total revenues than the International segment. Average sales per store are also higher in the United States due to various factors including length of time in market and local income levels. Further, certain market costs, particularly occupancy costs, are lower in the United States segment compared to the average for the International segment, which comprises a more diverse group of operations. As a result of the relative strength of the brand in the United States segment, the number of stores, the higher unit volumes, and the lower market costs, the United States segment has a higher operating margin than the less-developed International segment.

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

The CPG segment includes the Company’s grocery and warehouse club business as well as branded products operations worldwide. The CPG segment operates primarily through joint ventures and licensing arrangements with large consumer products business partners, most significantly The North American Coffee Partnership with the Pepsi-Cola Company for distribution of ready-to-drink beverages, and with Kraft Foods Inc. for distribution of packaged coffees and teas. This operating model allows the CPG segment to leverage the business partners’ existing infrastructures and to extend the Starbucks brand in an efficient way. Most of the customer revenues from the ready-to-drink and packaged coffee channels are recognized as revenues by the joint venture or licensed business partner, not by the CPG segment, and the proportionate share of the results of the Company’s joint ventures are included on a net basis in “Income from equity investees” on the consolidated statements of earnings. As a result, the CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to the Company’s other two reporting segments, which consist primarily of retail stores.

Expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Net interest and other income” on the consolidated statements of earnings.

Acquisitions

In the first quarter of fiscal 2007, the Company purchased a 90% stake in its previously-licensed operations in Beijing, China. Due to its majority ownership of these operations, Starbucks applied the consolidation method of accounting subsequent to the date of acquisition.

RESULTS OF OPERATIONS — FISCAL 2007 COMPARED TO FISCAL 2006

The following table presents the consolidated statement of earnings as well as the percentage relationship to total net revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of earnings (amounts in thousands):

	Sept 30,	% of	Oct 1,	% of	Oct 2,	% of
Fiscal Year Ended	2007	Revenues	2006	Revenues	2005	Revenues

STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$7,998,265	85.0%	$6,583,098	84.5%	$5,391,927	84.7%
Specialty:
Licensing	1,026,338	10.9	860,676	11.1	673,015	10.5
Foodservice and other	386,894	4.1	343,168	4.4	304,358	4.8

Total specialty	1,413,232	15.0	1,203,844	15.5	977,373	15.3

Total net revenues	9,411,497	100.0	7,786,942	100.0	6,369,300	100.0
Cost of sales including occupancy costs	3,999,124	42.5	3,178,791	40.8	2,605,212	40.9
Store operating expenses(1)	3,215,889	34.2	2,687,815	34.5	2,165,911	34.0
Other operating expenses(2)	294,136	3.1	253,724	3.3	192,525	3.0
Depreciation and amortization expenses	467,160	4.9	387,211	5.0	340,169	5.3
General and administrative expenses	489,249	5.2	479,386	6.1	361,613	5.7

Total operating expenses	8,465,558	89.9	6,986,927	89.7	5,665,430	88.9
Income from equity investees	108,006	1.1	93,937	1.2	76,648	1.2

Operating income	1,053,945	11.2	893,952	11.5	780,518	12.3
Net interest and other income	2,419	—	12,291	0.1	15,829	0.2

Earnings before income taxes	1,056,364	11.2	906,243	11.6	796,347	12.5
Income taxes	383,726	4.1	324,770	4.1	301,977	4.7

Earnings before cumulative effect of change in accounting principle	672,638	7.1	581,473	7.5	494,370	7.8
Cumulative effect of accounting change for FIN 47, net of taxes	—	—	17,214	0.3	—	—

Net earnings	$672,638	7.1%	$564,259	7.2%	$494,370	7.8%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.2%, 40.8% and 40.2% for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 20.8%, 21.1% and 19.7% for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.

Consolidated Results of Operations

Net revenues for the fiscal year ended 2007, increased 21% to $9.4 billion from $7.8 billion for fiscal 2006, driven by increases in both Company-operated retail revenues and specialty operations.

During the fiscal year ended 2007, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 21% to $8.0 billion for the fiscal year ended 2007, from $6.6 billion for fiscal 2006. The increase was primarily attributable to the opening of 1,342 new Company-operated retail stores in the last 12 months and comparable store sales growth of 5% for the fiscal year ended 2007. The increase in comparable store sales was due to a 4% increase in the average value per transaction and a 1% increase in the number of customer transactions.

The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 17% to $1.4 billion for the fiscal year ended 2007, from $1.2 billion for fiscal 2006.

Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased 19% to $1.0 billion for the fiscal year ended 2007, from $861 million for fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from the opening of 1,229 new licensed retail stores in the last 12 months and a 20% increase in licensing revenues from the Company’s CPG business.

Foodservice and other revenues increased 13% to $387 million for the fiscal year ended 2007, from $343 million for fiscal 2006. The increase was primarily attributable to growth in new and existing accounts in the U.S. foodservice business.

Cost of sales including occupancy costs increased to 42.5% of total net revenues for the fiscal year ended 2007, compared to 40.8% for fiscal 2006. The increase was primarily due to a shift in sales mix to higher cost products, the rise in distribution costs, higher rent expense and higher dairy costs. Dairy expense for the U.S. segment represents approximately 75% of the total Company’s dairy expense. For the U.S. segment the average dairy costs per gallon rose 10% in fiscal 2007 compared to fiscal 2006, resulting in approximately $20 million of additional expense.

Store operating expenses as a percentage of Company-operated retail revenues decreased to 40.2% for the fiscal year ended 2007, from 40.8% for fiscal 2006, primarily due to higher provisions for incentive compensation in the prior year due to exceptionally strong performance as well as leverage on regional overhead costs in fiscal 2007.

Other operating expenses (expenses associated with the Company’s Specialty Operations) decreased to 20.8% of total specialty revenues for the fiscal year ended 2007, compared to 21.1% in fiscal 2006. The decline resulted primarily from controlled discretionary spending in fiscal 2007.

Depreciation and amortization expenses increased to $467 million for the fiscal year ended 2007, compared to $387 million for the corresponding period of fiscal 2006. The increase was primarily due to the opening of 1,342 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses decreased to 4.9% for the fiscal 2007, compared to 5.0% for fiscal 2006.

General and administrative expenses increased to $489 million for the fiscal year ended 2007, compared to $479 million for fiscal 2006. The increase was primarily due to higher payroll-related expenditures in support of continued global growth, offset in part by unusually high charitable contributions in fiscal 2006. As a percentage of total net revenues, general and administrative expenses decreased to 5.2% for the fiscal year ended 2007, from 6.1% for fiscal 2006.

Income from equity investees increased 15% to $108 million for the fiscal year ended 2007, compared to $94 million for fiscal 2006, primarily due to higher equity income from international investees.

Operating income increased 18% to $1.1 billion for the fiscal year ended 2007, compared to $894 million for fiscal 2006. Operating margin decreased to 11.2% of total net revenues for the fiscal year ended 2007, from 11.5% for fiscal 2006. Margin compression was due to higher costs of sales and occupancy costs as a percentage of total net revenues due to a shift in sales to higher cost products and higher distribution costs, rent expense and dairy costs.

These cost pressures were offset in part by leveraging general and administrative expenses, store operating expenses, and other operating expenses as a percentage of total net revenues.

Net interest and other income was $2 million for the fiscal year ended 2007, compared to $12 million for fiscal 2006. The decrease was primarily due to increased interest expense resulting from a higher level of borrowings outstanding, which include the $550 million of senior notes issued in August 2007, offset in part by a higher amount of income recognized on unredeemed stored value card and gift certificate balances in fiscal 2007 compared to fiscal 2006.

Income taxes for the fiscal year ended 2007 resulted in an effective tax rate of 36.3%, compared to 35.8% for fiscal 2006. The effective tax rate for fiscal 2008 is expected to be approximately in line with fiscal 2007, with quarterly variations.

Net earnings for the fiscal year ended 2007, increased 19% to $673 million from $564 million for fiscal 2006. Diluted earnings per share increased to $0.87 for the fiscal year ended 2007, compared to $0.71 per share for fiscal 2006. Excluding the cumulative effect of adopting FIN 47 in fourth quarter 2006, earnings before cumulative effect of change in accounting principle grew 16% and diluted earnings per share increased 19%.

Operating Segments

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. Starbucks has three reportable operating segments: United States, International and CPG. “Unallocated Corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. Operating income represents earnings before “Net interest and other income” and “Income taxes.” The following tables summarize the Company’s results of operations by segment for fiscal 2007 and 2006 (in thousands):

United States

	52 Weeks Ended			52 Weeks Ended
	Sept 30,	Oct 1,	%	Sept 30,	Oct 1,
	2007	2006	Change	2007	2006
				As a % of U.S. total net revenues

Net revenues:
Company-operated retail	$6,560,864	$5,495,240	19.4%	89.3%	88.9%
Specialty:
Licensing	439,161	369,155	19.0	6.0	6.0
Foodservice and other	348,968	314,162	11.1	4.7	5.1

Total specialty	788,129	683,317	15.3	10.7	11.1

Total net revenues	7,348,993	6,178,557	18.9	100.0	100.0
Cost of sales including occupancy costs	2,956,231	2,374,485	24.5	40.2	38.4
Store operating expenses(1)	2,684,196	2,280,044	17.7	36.5	36.9
Other operating expenses(2)	204,672	190,624	7.4	2.8	3.1
Depreciation and amortization expenses	348,199	284,625	22.3	4.7	4.6
General and administrative expenses	85,948	93,754	(8.3)	1.2	1.5

Total operating expenses	6,279,246	5,223,532	20.2	85.4	84.5
Income from equity investees	768	151	nm	—	—

Operating income	$1,070,515	$955,176	12.1%	14.6%	15.5%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.9% and 41.5% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.0% and 27.9% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

The United States operating segment (“United States”) sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.

United States total net revenues increased 19% to $7.3 billion for the fiscal year ended 2007, compared to $6.2 billion for fiscal 2006.

United States Company-operated retail revenues increased 19% to $6.6 billion for the fiscal year ended 2007, compared to $5.5 billion for fiscal 2006, primarily due to the opening of 1,065 new Company-operated retail stores in the last 12 months and comparable store sales growth of 4% for fiscal 2007, nearly all resulting from an increase in the average value per transaction. The U.S. Company-operated retail business experienced deteriorating trends in transactions late in the year, driven by, management believes, the U.S. economic slowdown combined with two price increases in U.S. retail stores implemented in fiscal 2007. Management believes that several initiatives underway in the U.S. business, namely an enhanced focus on operational excellence in the stores, a more robust marketing strategy, meaningful product innovation and a renewed focus on the core beverage and coffeehouse experience, will help address those challenges in the U.S. retail business. In addition, in fiscal 2008 the Company plans to slightly reduce the pace of new store openings in the U.S. from the previous year in order to ensure the selection of store location and store format are the best fit for its customers and the business.

Total United States specialty revenues increased 15% to $788 million for the fiscal year ended 2007, compared to $683 million in fiscal 2006. United States licensing revenues increased 19% to $439 million, compared to $369 million for fiscal 2006 primarily due to higher product sales and royalty revenues as a result of opening 723 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased 11% to $349 million, from $314 million in fiscal 2006, primarily due to growth in new and existing foodservice accounts.

United States operating income increased 12% to $1.1 billion for the fiscal year ended 2007, compared to $955 million for fiscal 2006. Operating margin decreased to 14.6% of related revenues from 15.5% in fiscal 2006. The decrease was due to higher cost of sales including occupancy costs, primarily due to a shift in sales mix to higher cost products such as food and merchandise, higher distribution costs, higher rent expense and higher dairy costs. Partially offsetting these were lower store operating expenses, lower general and administrative expenses, and lower other operating expenses as a percentage of total net revenues. The decline in store operating expenses as a percentage of total net revenues was primarily due to higher provisions for incentive compensation in the prior year as well as leverage on regional overhead costs in fiscal 2007. General and administrative expenses were lower primarily due to decreased salary and related benefits expense as well as lower professional fees. The decline in other operating expenses as a percentage of total net revenues was primarily due to controlled discretionary spending in the current year.

International

	52 Weeks Ended			52 Weeks Ended
	Sept 30,	Oct 1,	%	Sept 30,	Oct 1,
	2007	2006	Change	2007	2006
				As a % of international total net revenues

Net revenues:
Company-operated retail	$1,437,401	$1,087,858	32.1%	84.7%	83.5%
Specialty:
Licensing	220,832	186,050	18.7	13.0	14.3
Foodservice and other	37,926	29,006	30.8	2.3	2.2

Total specialty	258,758	215,056	20.3	15.3	16.5

Total net revenues	1,696,159	1,302,914	30.2	100.0	100.0
Cost of sales including occupancy costs	824,594	625,008	31.9	48.6	48.0
Store operating expenses(1)	531,693	407,771	30.4	31.4	31.3
Other operating expenses(2)	69,881	50,900	37.3	4.1	3.9
Depreciation and amortization expenses	84,165	66,800	26.0	5.0	5.1
General and administrative expenses	93,806	78,337	19.7	5.5	6.0

Total operating expenses	1,604,139	1,228,816	30.5	94.6	94.3
Income from equity investees	45,723	34,370	33.0	2.7	2.6

Operating income	$137,743	$108,468	27.0%	8.1%	8.3%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 37.0% and 37.5% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 27.0% and 23.7% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

The International operating segment (“International”) sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the UK and eight other markets. Specialty operations in International primarily include retail store licensing operations in more than 30 other countries and foodservice accounts, primarily in Canada and the UK. The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established areas of the business while at the same time investing in emerging markets and channels. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.

International total net revenues increased 30% to $1.7 billion for the fiscal year ended 2007, compared to $1.3 billion for fiscal 2006.

International Company-operated retail revenues increased 32% to $1.4 billion for the fiscal year ended 2007, compared to $1.1 billion for fiscal 2006. The increase was primarily due to the opening of 277 new Company-operated retail stores in the last 12 months, comparable store sales growth of 7% for fiscal 2007 and favorable foreign currency exchange for the British pound sterling. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.

Total International specialty revenues increased 20% to $259 million for the fiscal year ended 2007, compared to $215 million in fiscal 2006. The increase was primarily due to higher product sales and royalty revenues from opening 506 new licensed retail stores in the last 12 months.

International operating income increased 27% to $138 million for the fiscal year ended 2007, compared to $108 million in fiscal 2006. Operating margin decreased to 8.1% of related revenues from 8.3% in fiscal 2006, primarily due to higher cost of sales including occupancy costs due in part to a shift in sales mix to higher cost products such as food and merchandise and higher distribution costs. Partially offsetting this increase was lower general and administrative expenses as a percentage of total net revenues.

Global Consumer Products Group

	52 Weeks Ended			52 Weeks Ended
	Sept 30,	Oct 1,	%	Sept 30,	Oct 1,
	2007	2006	Change	2007	2006
				As a % of CPG total net revenues

Net revenues:
Specialty:
Licensing	$366,345	$305,471	19.9%	100.0%	100.0%

Total specialty	366,345	305,471	19.9	100.0	100.0

Cost of sales	218,299	179,298	21.8	59.6	58.7
Other operating expenses	19,583	12,200	60.5	5.4	4.0
Depreciation and amortization expenses	76	108	(29.6)	—	—
General and administrative expenses	6,349	6,363	(0.2)	1.7	2.1

Total operating expenses	244,307	197,969	23.4	66.7	64.8
Income from equity investees	61,515	59,416	3.5	16.8	19.4

Operating income	$183,553	$166,918	10.0%	50.1%	54.6%

The CPG operating segment sells a selection of whole bean and ground coffees and premium Tazo® teas through licensing arrangements in United States and international markets. CPG also produces and sells ready-to-drink beverages through its joint ventures and marketing and distribution agreements. CPG “General and administrative expenses,” previously included in “Other operating expenses,” are now presented separately.

CPG total net revenues increased 20% to $366 million for the fiscal year ended 2007, compared to $305 million for fiscal 2006. The increase was primarily due to increased sales of U.S. packaged coffee and tea as well as increased product sales and royalties in the international ready-to-drink business.

CPG operating income increased by 10% to $184 million for the fiscal year ended 2007, compared to $167 million in fiscal 2006. Operating margin decreased to 50.1% of related revenues, from 54.6% in fiscal 2006. Contraction of operating margin was primarily due to slower growth in income from the North American Coffee Partnership, an equity investee, which produces ready-to-drink beverages.

Unallocated Corporate

	52 Weeks Ended			52 Weeks Ended
	Sept 30,	Oct 1,	%	Sept 30,	Oct 1,
	2007	2006	Change	2007	2006
				As a % of total net revenues

Depreciation and amortization expenses	$34,720	$35,678	(2.7)%	0.4%	0.4%
General and administrative expenses	303,146	300,932	0.7	3.2	3.9

Operating loss	$(337,866)	$(336,610)	0.4%	(3.6)%	(4.3)%

Unallocated corporate expenses pertain to corporate administrative functions that support but are not specifically attributable to the Company’s operating segments.

Total unallocated corporate expenses remained relatively flat at $338 million for the fiscal year ended 2007, compared to $337 million in fiscal 2006. Unallocated corporate expenses as a percentage of total net revenues decreased to 3.6% for the fiscal year ended 2007, from 4.3% for fiscal 2006, primarily as a result of leveraging of the Company’s scale and infrastructure against global growth.

RESULTS OF OPERATIONS — FISCAL 2006 COMPARED TO FISCAL 2005

Consolidated Results of Operations

Net revenues for the fiscal year ended 2006 increased 22% to $7.8 billion from $6.4 billion for fiscal 2005, driven by increases in both Company-operated retail revenues and specialty operations.

During the fiscal year ended 2006, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 22% to $6.6 billion for the fiscal year ended 2006, from $5.4 billion for fiscal 2005. This increase was primarily due to the opening of 1,043 new Company-operated retail stores in the last 12 months and comparable store sales growth of 7% in fiscal 2006. The increase in comparable store sales was due to a 5% increase in the number of customer transactions and a 2% increase in the average value per transaction.

The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 23% to $1.2 billion for the fiscal year ended 2006, from $977 million for fiscal 2005.

Licensing revenues, which are derived from retail store licensing arrangements, as well as grocery, warehouse club and certain other branded product operations, increased 28% to $861 million for fiscal 2006, from $673 million for fiscal 2005. The increase is primarily due to higher product sales and royalty revenues from the opening of 1,156 new licensed retail stores in the last 12 months and, to a lesser extent, growth in the licensed grocery and warehouse club business.

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

Store operating expenses as a percentage of Company-operated retail revenues increased to 40.8% for fiscal 2006 from 40.2% for fiscal 2005. The increase was due to the recognition of stock-based compensation expense and to higher provisions for incentive compensation. The Company adopted the fair value recognition provisions of new accounting requirements to expense stock-based compensation at the beginning of its fiscal first quarter of 2006. Under the transition provisions allowed, it adopted the new requirements on a prospective basis and the financial statements for fiscal 2005 and prior years do not include stock-based compensation expense.

Other operating expenses, which are expenses associated with the Company’s Specialty Operations, increased to 21.1% of specialty revenues in fiscal 2006, compared to 19.7% in fiscal 2005. The increase was primarily due to the recognition of stock-based compensation expense as well as higher payroll-related expenditures to support the expanding licensed store operations, both in the U.S. and in existing and new international markets.

Depreciation and amortization expenses increased to $387 million in fiscal 2006, from $340 million in fiscal 2005. The increase of $47 million was due to the opening of 1,043 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization decreased to 5.0% for fiscal 2006, from 5.3% for fiscal 2005.

General and administrative expenses increased to $479 million in fiscal 2006, compared to $362 million in fiscal 2005. The increase was due to higher payroll-related expenditures from the recognition of stock-based compensation expense, additional employees to support continued global growth, and higher professional fees in support of global systems infrastructure development. As a percentage of total net revenues, general and administrative expenses increased to 6.1% for fiscal 2006, from 5.7% for fiscal 2005.

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

Operating Segments

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. Operating income represents earnings before “Net interest and other income” and “Income taxes.” The following tables summarize the Company’s results of operations by segment for fiscal 2006 and 2005 (in thousands):

United States

	52 Weeks Ended			52 Weeks Ended
	Oct 1,	Oct 2,	%	Oct 1,	Oct 2,
	2006	2005	Change	2006	2005
				As a % of U.S. total net revenues

Net revenues:
Company-operated retail	$5,495,240	$4,539,455	21.1%	88.9%	89.1%
Specialty:
Licensing	369,155	277,987	32.8	6.0	5.4
Foodservice and other	314,162	280,073	12.2	5.1	5.5

Total specialty	683,317	558,060	22.4	11.1	10.9

Total net revenues	6,178,557	5,097,515	21.2	100.0	100.0
Cost of sales including occupancy costs	2,374,485	1,944,356	22.1	38.4	38.1
Store operating expenses(1)	2,280,044	1,848,836	23.3	36.9	36.3
Other operating expenses(2)	190,624	150,712	26.5	3.1	2.9
Depreciation and amortization expenses	284,625	250,339	13.7	4.6	4.9
General and administrative expenses	93,754	85,362	9.8	1.5	1.7

Total operating expenses	5,223,532	4,279,605	22.1	84.5	83.9
Income from equity investees	151	592	nm	—	—

Operating income	$955,176	$818,502	16.7%	15.5%	16.1%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 41.5% and 40.7% for the fiscal years ended October 1, 2006 and October 2, 2005, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 27.9% and 27.0% for the fiscal years ended October 1, 2006 and October 2, 2005, respectively.

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

International

	52 Weeks Ended			52 Weeks Ended
	Oct 1,	Oct 2,	%	Oct 1,	Oct 2,
	2006	2005	Change	2006	2005
				As a % of international total net revenues

Net revenues:
Company-operated retail	$1,087,858	$852,472	27.6%	83.5%	83.4%
Specialty:
Licensing	186,050	145,736	27.7	14.3	14.2
Foodservice and other	29,006	24,285	19.4	2.2	2.4

Total specialty	215,056	170,021	26.5	16.5	16.6

Total net revenues	1,302,914	1,022,493	27.4	100.0	100.0
Cost of sales including occupancy costs	625,008	511,761	22.1	48.0	50.1
Store operating expenses(1)	407,771	317,075	28.6	31.3	31.1
Other operating expenses(2)	50,900	32,061	58.8	3.9	3.1
Depreciation and amortization expenses	66,800	56,705	17.8	5.1	5.5
General and administrative expenses	78,337	53,069	47.6	6.0	5.2

Total operating expenses	1,228,816	970,671	26.6	94.3	95.0
Income from equity investees	34,370	30,477	12.8	2.6	3.0

Operating income	$108,468	$82,299	31.8%	8.3%	8.0%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 37.5% and 37.2% for the fiscal years ended October 1, 2006 and October 2, 2005, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 23.7% and 18.9% for the fiscal years ended October 1, 2006 and October 2, 2005, respectively.

International total net revenues increased 27% to $1.3 billion for the fiscal year ended 2006, compared to $1.0 billion for fiscal 2005. International Company-operated retail revenues increased 28% to $1.1 billion for the fiscal year ended 2006, compared to $852 million for fiscal 2005. International Company-operated revenues increased due to the opening of 233 new Company-operated retail stores in the last 12 months, comparable store sales growth of 8% for fiscal 2006, and the weakening of the U.S. dollar against the Canadian dollar. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions and a 3% increase in the average value per transaction.

Total International specialty revenues increased 26% to $215 million for the fiscal year ended 2006, compared to $170 million for fiscal 2005. International licensing revenues increased 28% to $186 million for the fiscal year ended 2006, compared to $146 million in fiscal 2005. International licensing revenues increased due to higher product sales and royalty revenues from opening 423 new licensed retail stores in the last 12 months. International foodservice and other revenues increased 19% to $29 million for the fiscal year ended 2006, compared to $24 million in fiscal 2005. International foodservice and other revenues increased primarily due to growth in the total number of foodservice accounts.

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

Global Consumer Products Group

	52 Weeks Ended			52 Weeks Ended
	Oct 1,	Oct 2,	%	Oct 1,	Oct 2,
	2006	2005	Change	2006	2005
				As a % of CPG total net revenues

Net revenues:
Specialty:
Licensing	$305,471	$249,292	22.5%	100.0%	100.0%

Total specialty	305,471	249,292	22.5	100.0	100.0

Cost of sales	179,298	149,095	20.3	58.7	59.8
Other operating expenses	12,200	9,752	25.1	4.0	3.9
Depreciation and amortization expenses	108	76	42.1	—	—
General and administrative expenses	6,363	4,499	41.4	2.1	1.8

Total operating expenses	197,969	163,422	21.1	64.8	65.5
Income from equity investees	59,416	45,579	30.4	19.4	18.2

Operating income	$166,918	$131,449	27.0%	54.6%	52.7%

CPG total net revenues increased 23% to $305 million for the fiscal year ended 2006, compared to $249 million for fiscal 2005, primarily due to volume growth in the licensed grocery and warehouse club business as well as sales of ready-to-drink coffee beverages introduced in Japan and Taiwan in the fall of 2005 and Korea in December of 2005.

CPG operating income increased to $167 million for the fiscal year ended 2006, compared to $131 million for fiscal 2005. Operating margin increased to 54.6% of related revenues, from 52.7% in fiscal 2005, primarily due to higher income from the Company’s equity investees and lower cost of sales as a percentage of revenues. The increase in equity investee income was primarily due to volume-driven results for The North American Coffee Partnership, which produces ready-to-drink beverages which include, among others, bottled Frappuccino® beverages and

Starbucks DoubleShot® espresso drinks. Lower cost of sales was due to a sales mix shift to products with higher gross margins.

Unallocated Corporate

	52 Weeks Ended			52 Weeks Ended
	Oct 1,	Oct 2,	%	Oct 1,	Oct 2,
	2006	2005	Change	2006	2005
				As a % of total net revenues

Depreciation and amortization expenses	$35,678	$33,049	8.0%	0.4%	0.5%
General and administrative expenses	300,932	218,683	37.6	3.9	3.4

Operating loss	$(336,610)	$(251,732)	33.7%	(4.3)%	(3.9)%

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

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are cash flows generated from retail store operations and other business channels, borrowings under available commercial paper programs and credit agreements, proceeds from the issuance of long-term debt securities and the Company’s existing cash and liquid investments, which were $460 million and $459 million as of September 30, 2007 and October 1, 2006, respectively.

Components of the Company’s most liquid assets are as follows (in thousands):

	Sept 30,	Oct 1,
Fiscal Year Ended	2007	2006

Cash and cash equivalents	$281,261	$312,606
Short-term investments — available-for-sale securities	83,845	87,542
Short-term investments — trading securities	73,588	53,496
Long-term investments — available-for-sale securities	21,022	5,811

Total cash and liquid investments	$459,716	$459,455

In order to hedge its liability under its Management Deferred Compensation Plan (“MDCP”), the Company maintains a portfolio of unrestricted trading securities, the value of which was $74 million as of September 30, 2007. In addition, unrestricted cash and liquid securities held within the Company’s wholly owned captive insurance company to fund claim payouts totaled approximately $98 million as of September 30, 2007. The Company manages the balance of its cash and liquid investments in order to internally fund operating needs and make scheduled payments on short-term borrowings.

In determining the appropriate capital structure for the Company, management considers, among other things, how debt may reduce its total cost of capital when used to fund increased distributions to shareholders in the form of stock repurchases. The Company also evaluates its degree of cash flow risk and how much financial flexibility should be retained for future investment opportunities given its high growth rate. The Company’s key metrics for monitoring its capital structure are leverage, measured as the ratio of debt to EBITDA, and coverage, measured as the ratio of EBITDA to interest expense including rent expense. Both ratios are adjusted to capitalize operating leases. The credit rating agencies, Moody’s and Standard & Poor’s, currently rate the Company’s commercial paper P-2 and A-2, respectively, and its long-term debt Baa1 and BBB+, respectively.

The Company intends to use its cash and liquid investments, including any borrowings under its revolving credit facility, commercial paper program and proceeds from the issuance of long term debt securities, to invest in its core businesses and other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in selected equity method investees and licensed operations, particularly in international markets. Depending on market conditions, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Management believes that strong cash flow generated from operations, existing cash and liquid investments, as well as borrowing capacity under the revolving credit facility and commercial paper program, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions, share repurchases and/or other new business opportunities may require additional outside funding.

Other than normal operating expenses, cash requirements for fiscal 2008 are expected to consist primarily of capital expenditures for new Company-operated retail stores and the remodeling and refurbishment of existing Company-operated retail stores, as well as potential increased investments in International licensees and for additional share repurchases, if any. Management expects capital expenditures for fiscal 2008 to be consistent with the $1.1 billion invested in fiscal 2007, primarily driven by new store development and existing store renovations.

Cash provided by operating activities totaled $1.3 billion for fiscal 2007. Of this amount, net earnings provided $673 million and noncash depreciation and amortization expenses further increased cash provided by operating activities by $491 million. In addition, an increase in accrued taxes payable due to the timing of payments provided $86 million.

Cash used by investing activities for fiscal 2007 totaled $1.2 billion. Net capital additions to property, plant and equipment used $1.1 billion, primarily from opening 1,342 new Company-operated retail stores and remodeling certain existing stores. During fiscal 2007, the Company used $53 million for acquisitions, net of cash acquired. In addition, the net activity in the Company’s portfolio of available-for-sale securities used $12 million.

Cash used by financing activities for fiscal 2007 totaled $172 million. Cash used to repurchase shares of the Company’s common stock totaled $997 million. This amount includes the effect of the net change in unsettled trades from October 1, 2006. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. As of September 30, 2007, a total of up to 13.5 million shares remained available for repurchase, under existing authorizations.

During the fourth quarter of fiscal 2007, the Company issued $550 million of 6.25% Senior Notes due in August 2017, in an underwritten registered public offering. The proceeds of $549 million, before expenses, were primarily used to repay short-term borrowings and fund additional share repurchases. Net new borrowings under the Company’s credit facility and commercial paper program were $10 million for fiscal 2007. As of September 30, 2007, a total of $710 million in borrowings were outstanding under the commercial paper program and $13 million in letters of credit were outstanding under the credit facility, leaving $275 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.

Partially offsetting cash used for share repurchases were proceeds of $177 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.

The following table summarizes the Company’s contractual obligations and borrowings as of September 30, 2007, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands):

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Debt obligations(1)	$1,607,845	$747,268	$69,896	$68,806	$721,875
Operating lease obligations(2)	5,016,583	691,011	1,300,776	1,109,193	1,915,603
Purchase obligations(3)	427,306	267,743	141,611	13,426	4,526
Other obligations(4)	57,594	1,181	17,159	4,741	34,513

Total	$7,109,328	$1,707,203	$1,529,442	$1,196,166	$2,676,517

(1)	Debt amounts include principal maturities and expected interest payments on commercial paper and long-term debt.

(2)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Purchase obligations relate primarily to green coffee and other commodities.

(4)	Other obligations include other long-term liabilities primarily consisting of asset retirement obligations, hedging instruments and capital lease obligations.

Starbucks expects to fund these commitments primarily with operating cash flows generated in the normal course of business, as well as ongoing borrowings under the commercial paper program.

Off-Balance Sheet Arrangement

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. (“Starbucks Japan”). The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of September 30, 2007, the maximum amount of the guarantees was approximately $4.9 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheet.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

Commodity price risk represents the Company’s primary market risk, generated by its purchases of green coffee and dairy products. The Company purchases, roasts and sells high quality whole bean coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impacts the Company’s results of operations and can be expected to impact its future results of operations. For additional details see “Product Supply” in Item 1, as well as “Risk Factors” in Item 1A of this Form 10-K.

FINANCIAL RISK MANAGEMENT

Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity prices, and interest rates. The Company manages its exposure to various market-based risks according to an umbrella risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The umbrella risk management policy governs the hedging instruments the business may use and limits the dollar risk to net earnings. The Company also monitors and limits the amount of associated counterparty credit risk. Additionally, this policy restricts, among other things, the amount of market-based risk the Company will tolerate before implementing approved hedging strategies and prohibits speculative trading activity. In general, hedge instruments do not have maturities in excess of five years.

The sensitivity analyses performed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.

Commodity Price Risk

The Company purchases commodity inputs, including coffee and dairy products that are used in its operations and are subject to price fluctuations that impact its financial results. In addition to fixed-priced contracts and price-to-be-fixed contracts for coffee purchases, the Company may enter into commodity hedges to manage commodity price risk using financial derivative instruments. The Company performed a sensitivity analysis based on a 10% change in the underlying commodity prices of its commodity hedges, as of the end of fiscal 2007, and determined that such a change would not have a significant effect on the fair value of these instruments.

Foreign Currency Exchange Risk

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound sterling, euro, and Japanese yen. As a result, Starbucks may engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets, and liabilities denominated in foreign currencies.

As of September 30, 2007, the Company had forward foreign exchange contracts that qualify as cash flow hedges under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, to hedge portions of anticipated international revenue streams and inventory purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as accounting hedges of its net investment in Starbucks Japan, as well as the Company’s net investments in its Canadian, UK, and Chinese subsidiaries, to minimize foreign currency exposure. These contracts expire within 30 months.

The Company also had forward foreign exchange contracts that are not designated as hedging instruments for accounting purposes (free standing derivatives), but which largely offset the financial impact of translating certain foreign currency denominated payables and receivables. Increases or decreases in the fair value of these hedges are generally offset by corresponding decreases or increases in the U.S. dollar value of the Company’s foreign currency denominated payables and receivables (i.e. “hedged items”) that would occur within the hedging period.

The following table summarizes the potential impact to the Company’s future net earnings and other comprehensive income (“OCI”) from changes in the fair value of these derivative financial instruments due in turn to a change in the value of the U.S. dollar as compared to the level of foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

September 30, 2007

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate

Foreign currency hedges	$38	(34)	18	(22)

Equity Security Price Risk

The Company has minimal exposure to price fluctuations on equity mutual funds within its trading portfolio. The trading securities approximate a portion of the Company’s liability under the MDCP. A corresponding liability is included in “Accrued compensation and related costs” on the consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in “Net interest and other income” in the consolidated statements of earnings. The offsetting changes in the MDCP liability are recorded in “General and administrative expenses.” The Company performed a sensitivity analysis based on a 10% change in the underlying equity prices of its investments, as of the end of fiscal 2007, and determined that such a change would not have a significant effect on the fair value of these instruments.

Interest Rate Risk

The Company utilizes short and long term financing and may use interest rate hedges to manage the effect of interest rate changes on its existing debt as well as the anticipated issuance of new debt. At the end of fiscal years 2007 and 2006, the Company did not have any interest rate hedge agreements outstanding. During the fiscal fourth quarter of 2007, the Company had Treasury interest rate contracts in place to mitigate a portion of the interest rate risk associated with the $550 million Senior Notes issued in August 2007. These contracts were dedesignated and settled at closing of the debt offering.

The following table summarizes the impact of a change in interest rates on the fair value of the Company’s debt (in millions):

September 30, 2007

		Change in Fair Value
		100 Basis Point Increase in	100 Basis Point Decrease in
	Fair Value	Underlying Rate	Underlying Rate

Debt	$1,269	(41)	41

The Company’s available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are investment grade and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income.” The Company does not hedge the interest rate exposure on its available-for-sale securities. The Company performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of its available-for-sale securities, as of the end of fiscal 2007, and determined that such a change would not have a significant effect on the fair value of these instruments.

SEASONALITY AND QUARTERLY RESULTS

The Company’s business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. The Company’s cash flows from operations are considerably higher in the fiscal first quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores, and the Company’s growth may conceal the impact of other seasonal influences. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Starbucks considers its policies on impairment of long-lived assets, stock-based compensation, operating leases, self insurance reserves and income taxes to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Stock-based Compensation

Starbucks accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” The Company uses the Black-Scholes-Merton option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions could materially affect the estimate of fair value of stock-based compensation; however based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, management believes the effect on the expense recognized for fiscal 2007 would not have been material.

Operating Leases

Starbucks leases retail stores, roasting and distribution facilities and office space under operating leases. The Company provides for an estimate of asset retirement obligation (“ARO”) expense at the lease inception date for operating leases with requirements to remove leasehold improvements at the end of the lease term. Estimating AROs involves subjective assumptions regarding both the amount and timing of actual future retirement costs. Future actual costs could differ significantly from amounts initially estimated. In addition, the large number of operating leases and the significant number of international markets in which the Company has operating leases adds administrative complexity to the calculation of ARO expense, as well as to the other technical accounting requirements of operating leases such as contingent rent.

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

Income Taxes

Starbucks accounts for income taxes in accordance with Statement of SFAS No. 109, “Accounting for Income Taxes,” which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the realizability of certain deferred tax assets, and contingent tax liabilities provided for the possibility of unfavorable outcomes in certain tax positions. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its first fiscal quarter of 2008. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company expects that the effect of adopting FIN 48 will result in an immaterial adjustment to fiscal year 2008 opening retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Starbucks must adopt these new requirements no later than its first fiscal quarter of 2009. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 was effective for annual financial statements for fiscal years ending after November 15, 2006, and the Company adopted the new requirements in fiscal 2007 with no impact to its consolidated financial statements.

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

Item 8.	Financial Statements and Supplementary Data

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005
	In thousands, except earnings per share

Net revenues:
Company-operated retail	$7,998,265	$6,583,098	$5,391,927
Specialty:
Licensing	1,026,338	860,676	673,015
Foodservice and other	386,894	343,168	304,358

Total specialty	1,413,232	1,203,844	977,373

Total net revenues	9,411,497	7,786,942	6,369,300
Cost of sales including occupancy costs	3,999,124	3,178,791	2,605,212
Store operating expenses	3,215,889	2,687,815	2,165,911
Other operating expenses	294,136	253,724	192,525
Depreciation and amortization expenses	467,160	387,211	340,169
General and administrative expenses	489,249	479,386	361,613

Total operating expenses	8,465,558	6,986,927	5,665,430
Income from equity investees	108,006	93,937	76,648

Operating income	1,053,945	893,952	780,518
Net interest and other income	2,419	12,291	15,829

Earnings before income taxes	1,056,364	906,243	796,347
Income taxes	383,726	324,770	301,977

Earnings before cumulative effect of change in accounting principle	672,638	581,473	494,370
Cumulative effect of accounting change for FIN 47, net of taxes	—	17,214	—

Net earnings	$672,638	$564,259	$494,370

Per common share:
Earnings before cumulative effect of change in accounting principle — basic	$0.90	$0.76	$0.63
Cumulative effect of accounting change for FIN 47, net of taxes	—	0.02	—

Net earnings — basic	$0.90	$0.74	$0.63

Earnings before cumulative effect of change in accounting principle — diluted	$0.87	$0.73	$0.61
Cumulative effect of accounting change for FIN 47, net of taxes	—	0.02	—

Net earnings— diluted	$0.87	$0.71	$0.61

Weighted average shares outstanding:
Basic	749,763	766,114	789,570
Diluted	770,091	792,556	815,417

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED BALANCE SHEETS

	Sept 30,	Oct 1,
Fiscal Year Ended	2007	2006
	In thousands, except share data

ASSETS
Current assets:
Cash and cash equivalents	$281,261	$312,606
Short-term investments — available-for-sale securities	83,845	87,542
Short-term investments — trading securities	73,588	53,496
Accounts receivable, net	287,925	224,271
Inventories	691,658	636,222
Prepaid expenses and other current assets	148,757	126,874
Deferred income taxes, net	129,453	88,777

Total current assets	1,696,487	1,529,788
Long-term investments — available-for-sale securities	21,022	5,811
Equity and other investments	258,846	219,093
Property, plant and equipment, net	2,890,433	2,287,899
Other assets	219,422	186,917
Other intangible assets	42,043	37,955
Goodwill	215,625	161,478

TOTAL ASSETS	$5,343,878	$4,428,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$710,248	$700,000
Accounts payable	390,836	340,937
Accrued compensation and related costs	332,331	288,963
Accrued occupancy costs	74,591	54,868
Accrued taxes	92,516	94,010
Other accrued expenses	257,369	224,154
Deferred revenue	296,900	231,926
Current portion of long-term debt	775	762

Total current liabilities	2,155,566	1,935,620
Long-term debt	550,121	1,958
Other long-term liabilities	354,074	262,857

Total liabilities	3,059,761	2,200,435
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200,000,000 shares; issued and outstanding, 738,285,285 and 756,602,071 shares, respectively, (includes 3,420,448 common stock units in both periods)	738	756
Other additional paid-in-capital	39,393	39,393
Retained earnings	2,189,366	2,151,084
Accumulated other comprehensive income	54,620	37,273

Total shareholders’ equity	2,284,117	2,228,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,343,878	$4,428,941

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sept 30,	Oct 1,	Oct 2,
Fiscal Year Ended	2007	2006	2005
	In thousands

OPERATING ACTIVITIES:
Net earnings	$672,638	$564,259	$494,370
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change for FIN 47, net of taxes	—	17,214	—
Depreciation and amortization	491,238	412,625	367,207
Provision for impairments and asset disposals	26,032	19,622	19,464
Deferred income taxes, net	(37,326)	(84,324)	(31,253)
Equity in income of investees	(65,743)	(60,570)	(49,537)
Distributions of income from equity investees	65,927	49,238	30,919
Stock-based compensation	103,865	105,664	—
Tax benefit from exercise of stock options	7,705	1,318	109,978
Excess tax benefit from exercise of stock options	(93,055)	(117,368)	—
Net amortization of premium on securities	653	2,013	10,097
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(48,576)	(85,527)	(121,618)
Accounts payable	36,068	104,966	9,717
Accrued compensation and related costs	38,628	54,424	22,711
Accrued taxes	86,371	132,725	14,435
Deferred revenue	63,233	56,547	53,276
Other operating assets and liabilities	(16,437)	(41,193)	(6,851)

Net cash provided by operating activities	1,331,221	1,131,633	922,915
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(237,422)	(639,192)	(643,488)
Maturity of available-for-sale securities	178,167	269,134	469,554
Sale of available-for-sale securities	47,497	431,181	626,113
Acquisitions, net of cash acquired	(53,293)	(91,734)	(21,583)
Net purchases of equity, other investments and other assets	(56,552)	(39,199)	(7,915)
Net additions to property, plant and equipment	(1,080,348)	(771,230)	(643,296)

Net cash used by investing activities	(1,201,951)	(841,040)	(220,615)
FINANCING ACTIVITIES:
Repayments of commercial paper	(16,600,841)	—	—
Proceeds from issuance of commercial paper	17,311,089	—	—
Repayments of short-term borrowings	(1,470,000)	(993,093)	—
Proceeds from short-term borrowings	770,000	1,416,093	277,000
Proceeds from issuance of common stock	176,937	159,249	163,555
Excess tax benefit from exercise of stock options	93,055	117,368	—
Principal payments on long-term debt	(784)	(898)	(735)
Proceeds from issuance of long-term debt	548,960	—	—
Repurchase of common stock	(996,798)	(854,045)	(1,113,647)
Other	(3,505)	—	—

Net cash used by financing activities	(171,887)	(155,326)	(673,827)
Effect of exchange rate changes on cash and cash equivalents	11,272	3,530	283

Net increase/(decrease) in cash and cash equivalents	(31,345)	138,797	28,756
CASH AND CASH EQUIVALENTS:
Beginning of period	312,606	173,809	145,053

End of the period	$281,261	$312,606	$173,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$35,294	$10,576	$1,060
Income taxes	$342,223	$274,134	$227,812

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Additional	Other Additional		Other
	Common Stock		Paid-in	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income/(Loss)	Total
	In thousands, except share data

Balance, October 3, 2004	794,811,688	$795	$955,890	$39,393	$1,444,617	$29,241	$2,469,936
Net earnings	—	—	—	—	494,370	—	494,370
Unrealized holding gain, net	—	—	—	—	—	350	350
Translation adjustment, net of tax	—	—	—	—	—	(8,677)	(8,677)

Comprehensive income							486,043

Exercise of stock options, including tax benefit of $108,428	16,169,992	16	239,012	—	—	—	239,028
Sale of common stock, including tax benefit of $1,550	1,563,964	1	34,504	—	—	—	34,505
Repurchase of common stock	(45,103,534)	(45)	(1,139,205)	—	—	—	(1,139,250)

Balance, October 2, 2005	767,442,110	$767	$90,201	$39,393	$1,938,987	$20,914	$2,090,262
Net earnings	—	—	—	—	564,259	—	564,259
Unrealized holding gain, net	—	—	—	—	—	1,767	1,767
Translation adjustment, net of tax	—	—	—	—	—	14,592	14,592

Comprehensive income					—		580,618

Stock-based compensation expense	—	—	107,738	—	—	—	107,738
Exercise of stock options, including tax benefit of $116,762	13,222,729	13	235,272	—	—	—	235,285
Sale of common stock, including tax benefit of $1,924	1,544,634	2	42,649	—	—	—	42,651
Repurchase of common stock	(25,607,402)	(26)	(475,860)	—	(352,162)	—	(828,048)

Balance, October 1, 2006	756,602,071	$756	$—	$39,393	$2,151,084	$37,273	$2,228,506

Net earnings	—	—	—	—	672,638	—	672,638
Unrealized holding loss, net	—	—	—	—	—	(20,380)	(20,380)
Translation adjustment, net of tax	—	—	—	—	—	37,727	37,727

Comprehensive income					—		689,985

Stock-based compensation expense	—	—	106,373	—	—	—	106,373
Exercise of stock options, including tax benefit of $95,276	12,744,226	13	225,233	—	—	—	225,246
Sale of common stock, including tax provision of $139	1,908,407	2	46,826	—	—	—	46,828
Repurchase of common stock	(32,969,419)	(33)	(378,432)	—	(634,356)	—	(1,012,821)

Balance, September 30, 2007	738,285,285	$738	$—	$39,393	$2,189,366	$54,620	$2,284,117

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2007, October 1, 2006, and October 2, 2005

Note 1:	Summary of Significant Accounting Policies

Description of Business

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, coffee-related accessories and equipment, a selection of premium teas and a line of compact discs, primarily through its Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels and, through certain of its equity investees, Starbucks produces and sells ready-to-drink beverages which include, among others, bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drinks, and a line of superpremium ice creams. All channels outside the Company-operated retail stores are collectively known as “Specialty Operations.” The Company’s objective is to establish Starbucks as one of the most recognized and respected brands in the world. To achieve this goal, the Company plans to continue expansion of its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Starbucks brand by introducing new products and developing new channels of distribution. The Company’s brand portfolio includes superpremium Tazo® teas, Starbucks Hear Music® compact discs, Seattle’s Best Coffee® and Torrefazione Italia® coffee.

Principles of Consolidation

The consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly owned subsidiaries and investees controlled by the Company. Investments in entities that the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which Starbucks does not have the ability to exercise significant influence are accounted for under the cost method. Intercompany transactions and balances have been eliminated.

Fiscal Year End

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Some fiscal years include 53 weeks. The fiscal years ended on September 30, 2007, October 1, 2006 and October 2, 2005 included 52 weeks.

Reclassifications

Certain reclassifications of prior year’s balances have been made to conform to the current format, including reclassifications from “Other operating expenses” to “General and administrative expenses” on the consolidated statements of earnings.

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

Cash Management

The Company’s cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in “Accounts payable” on the consolidated balance sheets.

Short-term and Long-term Investments

The Company’s short-term and long-term investments consist primarily of investment-grade marketable debt securities as well as bond and equity mutual funds, all of which are classified as available-for-sale or trading. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short-term, and all other available-for-sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of the Company’s investments in marketable debt and equity securities, as well as bond and equity mutual funds, is based upon the quoted market price on the last business day of the fiscal year. For equity securities of companies that are privately held, or where an observable quoted market price does not exist, the Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the security with securities of publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. For further information on investments, see Notes 3 and 6. The carrying value of short-term and long-term debt approximates fair value.

Derivative Instruments

The Company manages its exposure to various risks within the consolidated financial statements according to an umbrella risk management policy. Under this policy, Starbucks may engage in transactions involving various derivative instruments, with maturities generally not longer than five years, to hedge interest rates, commodity prices, and foreign currency denominated revenues, purchases, assets and liabilities.

The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings. For a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of OCI.

Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings in “Net interest and other income” on the consolidated statements of earnings.

Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. For net investment hedges, the spot-to-spot method is used to calculate effectiveness. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported as a component of OCI. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into net earnings. Any ineffectiveness is recognized immediately in “Net interest and other income” on the consolidated statements of earnings.

The Company also entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in “Net interest and other income” on the consolidated statements of earnings.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of September 30, 2007 and October 1, 2006, the allowance for doubtful accounts was $3.2 million and $3.8 million, respectively.

Inventories

Inventories are stated at the lower of cost (primarily moving average cost) or market. The Company records inventory reserves for obsolete and slow-moving items and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory turnover trends, historical experience and application of the specific identification method. As of September 30, 2007 and October 1, 2006, inventory reserves were $14.9 million and $10.5 million, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2007, 2006 and 2005. Definite-lived intangibles, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives. For further information on goodwill and other intangible assets, see Note 8.

Long-lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge to net earnings. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level.

The Company recognized net impairment and disposition losses of $26.0 million, $19.6 million and $19.5 million in fiscal 2007, 2006 and 2005, respectively, due to renovation and remodeling activity and from underperforming Company-operated retail stores, in the normal course of business. Depending on the underlying asset that is impaired, these losses may be recorded in any one of the operating expense lines on the consolidated statements of earnings: for retail operations, these losses are recorded in “Store operating expenses”; for Specialty Operations, these losses are recorded in “Other operating expenses”; and for all other operations, these losses are recorded in either “Cost of sales including occupancy costs” or “General and administrative expenses.”

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance pool, to provide for the potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance and vehicle liability. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of September 30, 2007, and October 1, 2006, these reserves were $137.0 million and $113.2 million, respectively, and were included in “Accrued compensation and related costs” and “Other accrued expenses” on the consolidated balance sheets.

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

Stored Value Cards

Revenues from the Company’s stored value cards, such as the Starbucks Card, and gift certificates are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in “Deferred revenue” on the consolidated balance sheets. There are no expiration dates on the Company’s stored value cards or gift certificates, and Starbucks does not charge any service fees that cause a decrement to customer balances.

While the Company will continue to honor all stored value cards and gift certificates presented for payment, management may determine the likelihood of redemption to be remote for certain card and certificate balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card and certificate balances may be recognized in the consolidated statements of earnings in “Net interest and other income.” For the fiscal years ended September 30, 2007 and October 1, 2006, income recognized on unredeemed stored value card balances and gift certificates was $12.9 million and $4.4 million, respectively. There was no income recognized on unredeemed stored value card balances during the fiscal year ended October 2, 2005. There was no income recognized on gift certificate balances during fiscal 2006 or 2005.

Retail Revenues

Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Starbucks maintains a sales return allowance, to reduce retail revenues for estimated future product returns, including brewing equipment, based on historical patterns. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

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

Specific to retail store licensing arrangements, initial nonrefundable development fees are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning, as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned. For certain licensing arrangements, where the Company intends to acquire an ownership interest, the initial nonrefundable development fees are deferred to “Other long-term liabilities” on the consolidated balance sheets until acquisition, at which point the fees are reflected as a reduction of the Company’s investment.

Other arrangements involving multiple elements and deliverables as well as upfront fees are individually evaluated for revenue recognition. Cash payments received in advance of product or service delivery are recorded in “Deferred revenue” until earned.

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

Total advertising expenses, recorded in “Store operating expenses,” “Other operating expenses” and “General and administrative expenses” on the consolidated statements of earnings, totaled $103.5 million, $107.5 million and $87.7 million in fiscal 2007, 2006 and 2005, respectively. As of September 30, 2007 and October 1, 2006, $12.0 million and $19.2 million, respectively, of capitalized advertising costs were recorded in “Prepaid expenses and other current assets” and “Other assets” on the consolidated balance sheets.

Research and Development

Starbucks expenses research and development costs as they are incurred. The Company spent approximately $7.0 million, $6.5 million and $6.2 million during fiscal 2007, 2006 and 2005, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

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

Asset Retirement Obligations

Starbucks accounts for asset retirement obligations under Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143,” which it adopted at the end of fiscal 2006. FIN 47 requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statement of earnings.

Total ARO expense in fiscal 2007 was $4.2 million with components included in “Costs of sales including occupancy costs,” “Depreciation and amortization expenses” and “Income from equity investees.” The initial impact of adopting FIN 47 at the end of fiscal year 2006 was a charge of $27.1 million, with a related tax benefit of $9.9 million, for a net expense of $17.2 million; as required by FIN 47, the net amount was recorded as a cumulative effect of a change in accounting principle on the consolidated statement of earnings for fiscal year 2006. As of September 30, 2007 and October 1, 2006, the Company’s net ARO asset included in “Property, plant and equipment, net” was $20.2 million and $15.5 million, respectively, while the Company’s net ARO liability included in “Other long-term liabilities” was $43.7 million and $34.3 million, on the same respective dates.

Stock-based Compensation

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights to employees, non-employee directors and consultants. The Company also has employee stock purchase plans (“ESPP”). RSUs issued by the Company are equivalent to nonvested shares, as defined by SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). See Note 13 for additional details.

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

Income Taxes

The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of the Company’s assets and liabilities. The Company will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The Company establishes, and periodically reviews and re-evaluates, an estimated contingent tax liability to provide for the possibility of unfavorable outcomes in tax matters in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). See the Recent Accounting Pronouncements at the end of this Note for a discussion of the new accounting and disclosure requirements for uncertain tax positions, which the Company will adopt in its first fiscal quarter of 2008.

Earnings per Share

The computation of basic earnings per share is based on the weighted average number of shares and common stock units that were outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options and RSUs.

Common Stock Share Repurchases

The Company may repurchase shares of its common stock under a program authorized by its Board of Directors including pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934. In accordance with the Washington Business Corporation Act, share repurchases are not displayed separately as treasury stock on the consolidated balance sheets or consolidated statements of shareholders’ equity. Instead, the par value of repurchased shares is deducted from “Common stock” and the remaining excess repurchase price over par value is deducted from “Additional paid-in capital” and from “Retained earnings,” once additional paid-in capital is depleted. See Note 12 for additional information.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its first fiscal quarter of 2008. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company expects that the effect of adopting FIN 48 will result in an immaterial adjustment to fiscal year 2008 opening retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Starbucks must adopt these new requirements no later than its first fiscal quarter of 2009. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 was effective for annual financial statements for fiscal years ending after November 15, 2006, and the Company adopted the new requirements in fiscal 2007 with no impact to its consolidated financial statements.

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

Note 2:	Business Acquisitions

In the first quarter of fiscal 2007, the Company purchased a 90% stake in its previously-licensed operations in Beijing, China. Due to its majority ownership of these operations, Starbucks applied the consolidation method of accounting subsequent to the date of acquisition.

Note 3:	Short-term and Long-term Investments

The Company’s short-term and long-term investments consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

September 30, 2007
Short-term investments — available-for-sale securities:
State and local government obligations	$81,366	$—	$(21)	$81,345
U.S. government agency obligations	2,500	—	—	2,500

Total	83,866	$—	$(21)	83,845

Short-term investments — trading securities	67,837			73,588

Total short-term investments	$151,703			$157,433

Long-term investments — available-for-sale securities:
U.S. government agency obligations	$21,000	$22	$—	$21,022

October 1, 2006
Short-term investments — available-for-sale securities:
State and local government obligations	$75,379	$9	$(332)	$75,056
U.S. government agency obligations	10,000	—	—	10,000
Corporate debt securities	2,488	—	(2)	2,486

Total	87,867	$9	$(334)	87,542

Short-term investments — trading securities	55,265			53,496

Total short-term investments	$143,132			$141,038

Long-term investments — available-for-sale securities:
State and local government obligations	$5,893	$—	$(82)	$5,811

For available-for-sale securities, proceeds from sales were $47 million, $431 million and $626 million, in fiscal years 2007, 2006 and 2005, respectively. Gross realized gains from sales were $3.8 million and $0.1 million in fiscal years 2006 and 2005, respectively. Gross realized losses from sales were $0.1 million and $1.7 million in fiscal years 2006 and 2005, respectively. For fiscal 2007, there were no realized losses and an immaterial amount of realized gains from sales.

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired (in thousands):

Consecutive monthly unrealized losses

			Greater Than
	Less Than 12 Months		or Equal to 12 Months
	Gross		Gross
	Unrealized		Unrealized
	Holding	Fair	Holding	Fair
	Losses	Value	Losses	Value

September 30, 2007
State and local government obligations	$—	$—	$(21)	$5,795

Total	$—	$—	$(21)	$5,795

October 1, 2006
State and local government obligations	$—	$—	$(414)	$49,960
Corporate debt securities	(2)	2,486	—	—

Total	$(2)	$2,486	$(414)	$49,960

Gross unrealized holding losses of $21 thousand for greater than or equal to twelve months as of September 30, 2007, pertained to two fixed income securities, specifically state and local government obligations, and were primarily caused by interest rate increases subsequent to the date of purchase. The contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity. These securities had a minimum credit rating of “A+.” Since Starbucks has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates subsequent to the date of purchase, the Company does not consider these securities to be other-than-temporarily impaired.

There were no realized losses recorded for other than temporary impairments during fiscal years 2007, 2006 or 2005.

Trading securities are comprised mainly of marketable equity mutual funds that approximate a portion of the Company’s liability under the Management Deferred Compensation Plan (“MDCP”), a defined contribution plan. The corresponding deferred compensation liability of $86.4 million in fiscal 2007 and $64.6 million in fiscal 2006 is included in “Accrued compensation and related costs” on the consolidated balance sheets. In fiscal years 2007 and 2006, the changes in net unrealized holding gains/losses in the trading portfolio included in earnings were a net gain of $7.5 million and a net loss of $4.2 million, respectively.

Long-term investments generally mature in less than two years.

Note 4:	Derivative Financial Instruments

The Company may engage in transactions involving various derivative instruments, with maturities generally not longer than five years, to hedge interest rates, commodity prices, and foreign currency denominated revenues, purchases, assets and liabilities.

Cash Flow Hedges

The Company and certain subsidiaries enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases in currencies other than the entity’s functional currency. Outstanding forward contracts, which comprise the majority of the Company’s derivative instruments, hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated primarily in U.S. dollars for foreign operations. The Company also has futures contracts to hedge the variable price component for a small portion of its price-to-be-fixed green coffee purchase contracts.

In addition, the Company entered into, dedesignated and settled forward interest rate contracts during the fiscal fourth quarter of 2007 in conjunction with a new debt issuance. These contracts hedged movements in interest rates prior to issuance of the Company’s $550 million of 6.25% Senior Notes. See Note 9 for additional information on Senior Notes.

The Company had accumulated net derivative losses of $15.0 million, net of taxes, in other comprehensive income as of September 30, 2007, related to cash flow hedges. Of this amount, $6.6 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the 52-week period ended September 30, 2007 was insignificant. No cash flow hedges were discontinued and no significant ineffectiveness was recognized during the 52-week periods ended October 1, 2006 and October 2, 2005. Outstanding contracts will expire within 24 months.

Net Investment Hedges

Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as the Company’s net investments in its Canadian, UK, and Chinese subsidiaries, to minimize foreign currency exposure. The Company had accumulated net derivative losses of $12.0 million, net of taxes, in other comprehensive income as of September 30, 2007, related to net investment derivative hedges. Outstanding contracts expire within 30 months.

The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in thousands):

	Sept 30,	Oct 1,	Oct 2,
	2007	2006	2005

Cash flow hedges:
Reclassified gains/(losses) into net revenues	$1,494	$1,489	$(843)
Reclassified losses into cost of sales	(2,201)	(7,698)	(4,535)
Reclassified losses into other income	(56)	—	—

Net reclassified losses — cash flow hedges	(763)	(6,209)	(5,378)
Net reclassified gains — net investment hedges	6,031	3,754	1,058

Total	$5,268	$(2,455)	$(4,320)

Other Derivatives

Starbucks entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes to mitigate the translation risk of certain balance sheet items. For the 52-week period ended September 30, 2007, these forward contracts resulted in net losses of $9.7 million. These losses were largely offset by the financial impact of translating foreign currency denominated payables and receivables, which are also recognized in “Net interest and other income.” No similar contracts were held as of October 1, 2006.

Note 5:	Inventories

Inventories consist of the following (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006

Coffee:
Unroasted	$339,434	$328,051
Roasted	88,615	80,199
Other merchandise held for sale	175,489	146,345
Packaging and other supplies	88,120	81,627

Total	$691,658	$636,222

Other merchandise held for sale includes, among other items, brewing equipment, serveware and retail media.

As of September 30, 2007, the Company had committed to purchasing green coffee totaling $324 million under fixed-price contracts and an estimated $49 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 6:	Equity and Other Investments

The Company’s equity and other investments consist of the following (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006

Equity method investments	$234,468	$205,004
Cost method investments	24,378	14,089

Total	$258,846	$219,093

Equity Method

The Company’s equity investees and ownership interests by reportable operating segment are as follows:

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006

United States
StarCon, LLC	50.0%	—%
International
Starbucks Coffee Korea Co., Ltd.	50.0	50.0
Starbucks Coffee Austria GmbH	50.0	50.0
Starbucks Coffee Switzerland AG	50.0	50.0
Starbucks Coffee España, S.L.	50.0	50.0
President Starbucks Coffee Taiwan Ltd.	50.0	50.0
Shanghai President Coffee Co.	50.0	50.0
Starbucks Coffee France SAS	50.0	50.0
Berjaya Starbucks Coffee Company Sdn. Bhd.	49.9	49.9
Starbucks Brasil Comercio de Cafes Ltda.	49.0	49.0
Starbucks Coffee Japan, Ltd	40.1	40.1
CPG
The North American Coffee Partnership	50.0	50.0
Starbucks Ice Cream Partnership	50.0	50.0

StarCon, LLC is a joint venture formed in March 2007 with Concord Music Group, Inc. that is engaged in the recorded music business. The International entities operate licensed Starbucks retail stores. The Company also has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds 50% equity interests. The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drinks. The Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc. develops and distributes superpremium ice creams.

During fiscal 2004, Starbucks acquired an equity interest in its licensed operations of Malaysia. During fiscal 2003, Starbucks increased its ownership of its licensed operations in Austria, Shanghai, Spain, Switzerland and Taiwan. The carrying amount of these investments was $24.3 million more than the underlying equity in net assets due to acquired goodwill, which is evaluated for impairment annually. No impairment was recorded during fiscal years 2007, 2006 or 2005.

The Company’s share of income and losses is included in “Income from equity investees” on the consolidated statements of earnings. Also included is the Company’s proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $107.9 million, $94.2 million and $86.1 million in fiscal years 2007, 2006 and 2005, respectively. Related costs of sales, net of eliminations, were $57.1 million, $47.5 million and $43.3 million in fiscal years 2007, 2006 and 2005, respectively. As of September 30, 2007 and October 1, 2006, there were $30.6 million and $17.7 million of accounts receivable, respectively, on the consolidated balance sheets from equity investees primarily related to product sales and store license fees. As of September 30, 2007, there was $1.6 million of accounts payable on the consolidated balance sheet to equity investees related to product purchases. There was no accounts payable balance as of October 1, 2006.

As of September 30, 2007, the aggregate market value of the Company’s investment in Starbucks Japan was approximately $272 million, based on its available quoted market price.

Summarized combined financial information of the Company’s equity method investees, that represent 100% of the investees’ financial information, is as follows (in thousands):

Financial Position as of	Sept 30, 2007	Oct 1, 2006

Current assets	$183,123	$148,169
Noncurrent assets	408,591	358,818
Current liabilities	166,386	133,304
Noncurrent liabilities	56,807	58,290

Results of Operations for Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Net revenues	$1,452,949	$1,303,522	$1,135,040
Operating income	186,159	152,285	146,362
Earnings before cumulative effect of change in accounting principle	159,547	136,360	121,501
Net earnings	159,547	124,049	121,501

Cost Method

The Company has equity interests in entities to develop Starbucks licensed retail stores in Hong Kong, Mexico, Cyprus, Greece, Romania and Russia. Additionally, Starbucks has investments in privately held equity securities unrelated to Starbucks licensed retail stores of $3 million at both September 30, 2007 and October 1, 2006. As of September 30, 2007, and October 1, 2006, management determined that the estimated fair values of each cost method investment exceeded the related carrying values. There were no realized losses recorded for other-than-temporary impairment of the Company’s cost method investments during fiscal years 2007, 2006 or 2005.

Starbucks has the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on the Company’s total percentage of ownership interest and its ability to exercise significant influence over financial and operating policies, additional investments may require the retroactive application of the equity method of accounting.

Note 7:	Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006

Land	$56,238	$32,350
Buildings	161,730	109,129
Leasehold improvements	3,103,121	2,436,503
Store equipment	1,002,289	784,444
Roasting equipment	208,816	197,004
Furniture, fixtures and other	559,077	523,275

	5,091,271	4,082,705
Less accumulated depreciation and amortization	(2,416,142)	(1,969,804)

	2,675,129	2,112,901
Work in progress	215,304	174,998

Property, plant and equipment, net	$2,890,433	$2,287,899

Note 8:	Other Intangible Assets and Goodwill

As of September 30, 2007, indefinite-lived intangibles were $36.9 million and definite-lived intangibles, which collectively had a remaining weighted average useful life of approximately eight years, were $5.1 million, net of accumulated amortization of $4.3 million. As of October 1, 2006, indefinite-lived intangibles were $34.1 million and definite-lived intangibles, which collectively had a remaining weighted average useful life of approximately eight years, were $3.9 million, net of accumulated amortization of $3.4 million. The increase in indefinite-lived intangibles was primarily due to ongoing trademark activity. Amortization expense for definite-lived intangibles was $1.0 million, $1.2 million and $0.8 million during fiscal 2007, 2006 and 2005, respectively.

The following table summarizes, as of September 30, 2007, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year Ending

2008	$1,203
2009	1,065
2010	601
2011	547
2012	447
Thereafter	1,256

Total	$5,119

The changes in the carrying amount of goodwill by reportable operating segment for the fiscal year ended September 30, 2007 are as follows (in thousands):

	United States	International	Global CPG	Total

Balance as of October 1, 2006	$125,976	$25,802	$9,700	$161,478
Business Acquisitions (see Note 2)	—	51,289	—	51,289
Purchase price adjustment of previous acquisitions	1,660	—	—	1,660
Other	—	1,198	—	1,198

Balance as of September 30, 2007	$127,636	$78,289	$9,700	$215,625

United States

The $1.7 million increase in goodwill was primarily due to a contingent payment for the Company’s fiscal 2006 acquisition of its licensed operations in Hawaii.

International

During fiscal 2007, the International segment completed a majority stake acquisition of its licensed Beijing operations (See Note 2) and acquired an additional equity interest in its South China operations, which increased goodwill by $46.2 million and $5.1 million, respectively. The increase related to “Other” was due to foreign currency fluctuations.

Note 9:	Debt

Revolving Credit Facility and Commercial Paper Program

The Company has a $1 billion unsecured credit facility (the “facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The facility is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. The facility is currently set to terminate in August 2011. The interest rate for borrowings under the facility ranges from 0.11% to 0.27% over LIBOR or an alternate base rate, which is the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will depend upon the Company’s long-term credit ratings assigned by Moody’s and Standard and Poor’s rating agencies and the Company’s coverage ratio. The facility contains provisions requiring the Company to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures the Company’s ability to cover financing expenses. As of September 30, 2007 and October 1, 2006, the Company was in compliance with each of these covenants.

As of September 30, 2007, the Company had no borrowings under this credit facility. As of October 1, 2006, the Company had $700 million outstanding under the facility with a weighted average interest rate of 5.5%.

In March 2007, the Company established a commercial paper program (the “program”). Under the program the Company may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the Company’s revolving credit facility, and the combined borrowing limit is $1 billion for the program and the facility. The Company may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases.

As of September 30, 2007, the Company had $710 million in borrowings outstanding under the program with a weighted average interest rate of 5.4%.

As of September 30, 2007, the Company also had $12.9 million in letters of credit outstanding under the revolving credit facility, leaving a total of $275 million in remaining borrowing capacity under the combined revolving credit facility and commercial paper program. As of October 1, 2006, a letter of credit of $11.9 million was outstanding.

Long-term Debt

In August 2007, the Company issued $550 million of 6.25% Senior Notes (the “notes”) due in August 2017, in an underwritten registered public offering. Interest is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2008. The notes require the Company to maintain compliance with certain covenants, which limit future liens and sale and leaseback transactions on certain material properties. As of September 30, 2007, the Company was in compliance with each of these covenants. The notes were priced at a discount, resulting in proceeds to the Company of $549 million, before expenses.

In 1999, Starbucks purchased the land and building comprising its York County, Pennsylvania roasting plant and distribution facility and assumed certain related loans from the York County Industrial Development Corporation. As of September 30, 2007, $2.0 million remained outstanding on these loans. The remaining maturities of these loans range from three to four years, with interest rates from 0.0% to 2.0%.

Scheduled principal payments on long-term debt are as follows (in thousands):

Fiscal Year Ending

2008	$775
2009	789
2010	337
2011	56
2012	—
Thereafter	550,000

Total principal payments	$551,957

Interest Expense

Interest expense, net of interest capitalized, was $38.2 million, $8.4 million and $1.3 million in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007 and 2006, $3.9 million and $2.7 million, respectively, of interest was capitalized for new store construction and included in “Property, plant and equipment, net,” on the consolidated balance sheet. No interest was capitalized in fiscal 2005.

Note 10:	Other Long-term Liabilities

The Company’s other long-term liabilities consist of the following (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006

Deferred rent	$271,736	$203,903
Asset retirement obligations	43,670	34,271
Minority interest	17,252	10,739
Other	21,416	13,944

Total	$354,074	$262,857

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

Note 11:	Leases

Rental expense under operating lease agreements was as follows (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Minimum rentals — retail stores	$527,877	$406,329	$340,474
Minimum rentals — other	59,286	52,367	43,532
Contingent rentals	50,966	40,113	32,910

Total	$638,129	$498,809	$416,916

Minimum future rental payments under noncancelable operating leases as of September 30, 2007, are as follows (in thousands):

Fiscal Year Ending

2008	$691,011
2009	671,080
2010	629,696
2011	582,509
2012	526,684
Thereafter	1,915,603

Total minimum lease payments	$5,016,583

The Company has subleases related to certain of its operating leases. During fiscal 2007, 2006 and 2005, the Company recognized sublease income of $3.6 million, $5.7 million and $4.3 million, respectively.

The Company had capital lease obligations of $3.1 million and $4.1 million as of September 30, 2007 and October 1, 2006, respectively. As of September 30, 2007, the $1.2 million current portion of the total obligation was included in “Other accrued expenses” and the remaining long-term portion of $1.9 million was included in “Other long-term liabilities” on the consolidated balance sheet. Capital lease obligations expire at various dates, with the latest maturity in 2020. Assets held under capital leases are included in “Property, plant and equipment, net,” on the consolidated balance sheets.

Note 12:	Shareholders’ Equity

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at September 30, 2007.

Under the Company’s authorized share repurchase program, Starbucks acquired 33.0 million shares at an average price of $30.72 for a total accrual-based cost of $1.0 billion in fiscal 2007. The related cash amount used to repurchase shares in fiscal 2007 totaled $997 million. The difference between the two amounts represents the effect of the net change in unsettled trades totaling $16 million from October 1, 2006. Starbucks acquired 25.6 million shares at an average price of $32.34 for a total accrual-based cost of $828 million during fiscal 2006. The related cash amount used to repurchase shares in fiscal 2006 totaled $854 million. The difference between the two amounts represents the effect of the net change in unsettled trades totaling $26 million from October 2, 2005. Share repurchases were funded through cash, cash equivalents, available-for-sale securities, borrowings under the revolving credit facility and commercial paper program and proceeds from sale of the notes, and were part of the Company’s active capital management program. On May 1, 2007, the Starbucks Board of Directors authorized the repurchase of up to 25 million additional shares of the Company’s common stock. As of September 30, 2007, a total of up to 13.5 million shares remained available for repurchase, under the current authorization.

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

Comprehensive income, net of related tax effects, is as follows (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Net earnings	$672,638	$564,259	$494,370
Unrealized holding gains/(losses) on available-for-sale securities, net of tax benefit/(provision) of ($152), ($1,298) and $889 in 2007, 2006 and 2005, respectively	254	2,164	(1,482)
Unrealized holding losses on cash flow hedging instruments, net of tax benefit of $7,489, $1,646 and $2,268 in 2007, 2006 and 2005, respectively	(12,751)	(2,803)	(3,861)
Unrealized holding gains/(losses) on net investment hedging instruments, net of tax benefit/(provision) of $5,175, ($21) and ($609) in 2007, 2006 and 2005, respectively	(8,812)	35	1,037
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, net of tax provision/(benefit) of ($1), $1,060 and ($812) in 2007, 2006 and 2005, respectively	1	(1,767)	1,354
Reclassification adjustment for net losses realized in net earnings for cash flow hedges, net of tax benefit of $545, $2,430 and $1,939 in 2007, 2006 and 2005, respectively	928	4,138	3,302

Net unrealized gain/(loss)	(20,380)	1,767	350
Translation adjustment, net of tax provision of $12, $1,794 and $5,482 in 2007, 2006, and 2005, respectively	37,727	14,592	(8,677)

Total comprehensive income	$689,985	$580,618	$486,043

The favorable translation adjustment change during fiscal 2007 of $37.7 million was primarily due to the weakening of the U.S. dollar against several currencies including the euro, Canadian dollar and British pound sterling. The favorable translation adjustment change during fiscal 2006 of $14.6 million was primarily due to the weakening of the U.S. dollar against several currencies including British pound sterling, the euro and Canadian dollar. The unfavorable translation adjustment change during fiscal 2005 of $8.7 million was primarily due to the strengthening of the U.S. dollar against the euro, British pound sterling and Japanese yen.

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006

Net unrealized holding gains/(losses) on available-for-sale securities	$1	$(254)
Net unrealized holding (losses) on hedging instruments	(27,051)	(6,416)
Translation adjustment	81,670	43,943

Accumulated other comprehensive income	$54,620	$37,273

As of September 30, 2007, the translation adjustment of $81.7 million was net of tax provisions of $7.3 million. As of October 1, 2006, the translation adjustment of $43.9 million was net of tax provisions of $7.3 million.

Note 13:	Employee Stock and Benefit Plans

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, RSUs, or stock appreciation rights to employees, non-employee directors and consultants. The Company issues new shares of common stock upon exercise of stock options and the vesting of RSUs. As of September 30, 2007, there were 59.1 million shares of common stock available for issuance pursuant to future equity-based compensation awards.

The Company also has employee stock purchase plans (“ESPP”).

Stock Option Plans

Stock options to purchase the Company’s common stock are granted at the fair market value of the stock on the date of grant. The majority of options become exercisable in four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant. Certain options granted prior to October 1, 2006 become exercisable in three equal installments beginning a year from the date of grant. Options granted to non-employee directors generally vest over one to three years. Nearly all outstanding stock options are non-qualified stock options.

Prior to the October 3, 2005 adoption of the SFAS 123R, Starbucks accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective October 3, 2005, the beginning of Starbucks first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options and RSUs and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to October 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods were not restated, as provided for under the modified-prospective method.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (in thousands, except earnings per share):

Fiscal Year Ended	Oct 2, 2005

Net earnings	$494,370
Deduct: stock-based compensation expense determined under fair value method, net of tax	(58,742)

Pro forma net earnings	$435,628

Earnings per share:
Basic — as reported	$0.63
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.08)

Basic — pro forma	$0.55

Diluted — as reported	$0.61
Deduct: stock-based compensation expense determined under fair value method, net of tax	(0.08)

Diluted — pro forma	$0.53

Disclosures for the years ended September 30, 2007 and October 1, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Prior to the adoption of SFAS 123R, Starbucks presented all tax benefits resulting from the exercise of stock options as operating cash inflows on the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the tax effect of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statements of cash flows.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized using the graded, or accelerated, attribution method, consistent with the multiple option valuation approach. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The following represents total stock based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006

Stock option expense	$92.3	$94.8
ESPP expense	11.6	10.2

Total stock-based compensation expense on the consolidated statements of earnings	103.9	105.0

Total related tax benefit	35.3	36.1
Stock-based compensation capitalized in the current fiscal year, as included in “Property, plant and equipment, net” and “Inventories” on the consolidated balance sheets	2.5	2.1

The fair value of stock awards was estimated at the grant date with the following weighted average assumptions for the 52 weeks ended September 30, 2007, October 1, 2006 and October 2, 2005:

	Employee Stock Options
	Granted During the Period			ESPP
			2005			2005
Fiscal Year Ended	2007	2006	(Pro Forma)	2007	2006	(Pro Forma)

Expected term (in years)	4.7	4.4	3.7	0.25 - 0.5	0.25 - 3.0	0.25 - 3.0
Expected stock price volatility	28.9%	28.9%	33.0%	28% - 31%	22% - 50%	20% - 40%
Risk-free interest rate	4.6%	4.4%	3.5%	4.7% - 5.1%	2.3% - 5.0%	1.9% - 3.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$11.72	$9.59	$8.10	$6.03	$6.60	$5.05

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal years 2007 and 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.

The following summarizes all stock option transactions from October 3, 2004, through September 30, 2007:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value
				(In thousands)

Outstanding, October 3, 2004	76,833,220	$9.52	6.5	$1,082,324
Granted	15,627,550	27.17
Exercised	(16,169,992)	8.08
Cancelled/forfeited	(3,831,872)	17.86

Outstanding, October 2, 2005	72,458,906	13.22	6.3	857,319
Granted	13,357,095	30.52
Exercised	(13,222,729)	9.02
Cancelled/forfeited	(3,173,401)	24.51

Outstanding, October 1, 2006	69,419,871	16.83	6.2	1,196,209
Granted	12,298,465	36.04
Exercised	(12,744,226)	10.23
Cancelled/forfeited	(3,458,007)	30.92

Outstanding, September 30, 2007	65,516,103	20.97	6.2	507,489

Exercisable, September 30, 2007	40,438,082	14.65	5.0	488,898
Vested and expected to vest, September 30, 2007	63,681,867	20.60	6.2	507,489

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. As of September 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $103 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 24 months. The total intrinsic value of stock options exercised was $274 million and $327 million during the fiscal year ended September 30, 2007 and October 1, 2006 respectively. The total fair value of options vested was $28 million and $95 million during fiscal years 2007 and 2006, respectively.

Restricted Stock Units

In fiscal 2007 the Company granted service-based RSUs to certain of its senior executives. The fair values of the RSUs are based on the fair value of common stock. RSUs entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the executive’s continuing employment. As of September 30, 2007, there were 0.2 million RSUs outstanding and total unrecognized stock-based compensation expense related to nonvested RSUs of approximately $5 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 36 months.

Employee Stock Purchase Plans

The Company has an ESPP allowing eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each quarterly offering period for each calendar year). The total number of shares issuable under the plan is 32.0 million. There were 1.9 million shares issued under the plan during the fiscal year ended September 30, 2007 at an average price of $24.59. There were 1.5 million shares issued under the plan during the fiscal year ended October 1, 2006 at an average price of $26.81. There were 1.5 million shares issued under the plan during the fiscal year ended October 2, 2005 at an average price of $21.27. Since inception of the plan, 18.2 million shares have been purchased, leaving 13.8 million shares available for future issuance.

Starbucks had an additional employee stock purchase plan in the United Kingdom (“SAYE” plan) that allowed eligible UK employees to save toward the purchase of the Company’s common stock. The final offering under the plan was made in fiscal 2003 and final purchase in fiscal 2006. In fiscal 2004, the UK Share Incentive Plan was introduced to replace the SAYE plan. This plan allows eligible UK employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company will award one matching share for each six shares purchased under the plan. The total number of shares issuable under the plan is 1.4 million. There were 13,814 shares issued under the plan during the fiscal year ended September 30, 2007 at an average price of $33.56. There were 11,138 shares issued under the plan during the fiscal year ended October 1, 2006 at an average price of $26.42. There were 10,732 shares issued under the plan during the fiscal year ended October 2, 2005 at an average price of $22.08. As of September 30, 2007, 1.36 million shares were available for future issuance.

Deferred Stock Plan

Starbucks has a deferred stock plan for certain key employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is five years. As of September 30, 2007, receipt of 3.4 million shares was deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents. No new initial deferrals are permitted under this plan; the plan permits re-deferrals of previously deferred shares.

Defined Contribution Plans

Starbucks maintains voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. For employees in the United States, the Company matched 25% to 150% of each employee’s eligible contribution based on years of service, up to a maximum of the first 4% of each employee’s compensation. The Company’s matching contributions to all U.S. and non-U.S. plans were approximately $20.1 million, $19.3 million and $12.4 million in fiscal years 2007, 2006 and 2005, respectively.

Note 14:	Income Taxes

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	3.4	3.9
Other, net	(2.1)	(2.6)	(1.0)

Effective tax rate	36.3%	35.8%	37.9%

The provision for income taxes consists of the following (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Current taxes:
Federal	$326,725	$332,202	$273,178
State	65,308	57,759	51,949
Foreign	31,181	12,398	14,106
Deferred taxes, net	(39,488)	(77,589)	(37,256)

Total	$383,726	$324,770	$301,977

U.S. income and foreign withholding taxes have not been provided on approximately $284.2 million of cumulative undistributed earnings of foreign subsidiaries and equity investees. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities is as follows (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006

Deferred tax assets:
Accrued occupancy costs	$47,611	$36,205
Accrued compensation and related costs	131,882	90,815
Other accrued expenses	42,022	34,959
Foreign tax credits	11,137	20,948
Other	29,159	19,095

Total	261,811	202,022
Valuation allowance	(13,658)	(8,767)

Total deferred tax asset, net of valuation allowance	248,153	193,255
Deferred tax liabilities:
Property, plant and equipment	(8,070)	(12,759)
Other	(23,867)	(16,249)

Total	(31,937)	(29,008)

Net deferred tax asset	$216,216	$164,247

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of September 30, 2007 and October 1, 2006 was related to net operating losses of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended September 30, 2007, and October 1, 2006, was an increase of $4.9 million and $0.7 million, respectively.

As of September 30, 2007, the Company has foreign tax credit carryforwards of $11.1 million with expiration dates between fiscal years 2012 and 2014. As of the end of fiscal 2007, the Company also has capital loss carryforwards of $0.7 million, expiring in fiscal year 2010.

Taxes currently payable of $38.5 million and $50.6 million are included in “Accrued taxes” on the consolidated balance sheets as of September 30, 2007 and October 1, 2006, respectively.

The Company has established, and periodically reviews and re-evaluates, estimated contingent tax liabilities to provide for the possibility of unfavorable outcomes in tax matters. Contingent tax liabilities totaled $25.9 million and $27.6 million as of September 30, 2007 and October 1, 2006, respectively, and are included in “Accrued taxes” on the consolidated balance sheets. These liabilities are provided for in accordance with the requirements of SFAS 5. The Company believes its contingent tax liabilities are adequate in the event the tax positions are not ultimately upheld.

The Company will adopt FIN 48 in its first fiscal quarter of 2008. See Note 1 for additional information.

Note 15:	Earnings per Share

The following table represents the calculation of net earnings per common share — basic and diluted (in thousands, except earnings per share):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Net earnings	$672,638	$564,259	$494,370
Weighted average common shares and common stock units outstanding (for basic calculation)	749,763	766,114	789,570
Dilutive effect of outstanding common stock options	20,328	26,442	25,847

Weighted average common and common equivalent shares outstanding (for diluted calculation)	770,091	792,556	815,417

Net earnings per common share — basic	$0.90	$0.74	$0.63
Net earnings per common and common equivalent share — diluted	$0.87	$0.71	$0.61

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options and RSUs totaled 10.4 million, 10.3 million and 13.7 million in fiscal years 2007, 2006 and 2005, respectively.

Note 16:	Related Party Transactions

In April 2001, certain members of the Board of Directors and other investors, organized as The Basketball Club of Seattle, LLC (“The Basketball Club”), purchased the franchises for The Seattle Supersonics and The Seattle Storm basketball teams. An executive officer of the Company and member of the Board of Directors, Howard Schultz, owned a controlling interest in The Basketball Club, until the franchises were sold to an unrelated third party in October 2006. Starbucks paid no amounts in fiscal 2007 and approximately $0.6 million and $0.8 million during fiscal years 2006 and 2005, respectively, for team sponsorships and ticket purchases during the time when Mr. Schultz owned a controlling interest in The Basketball Club. Terms of the team sponsorship agreements did not change as a result of the related party relationship.

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

Note 17:	Commitments and Contingencies

Guarantees

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of September 30, 2007, the maximum amount of the guarantees was approximately $4.9 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.

Starbucks has commitments under which it unconditionally guarantees its proportionate share of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $12.9 million, excluding interest and other related costs, and these commitments expire between 2008 and 2012. As of September 30, 2007, the Company had a total of $3.1 million in “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.

Legal Proceedings

On June 3, 2004, two then-current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA, and that each manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain a manager thereafter. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorneys’ fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the three years before the suit was filed. The Company’s motion for summary judgment is pending before the court. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws. The Company cannot estimate the possible loss to the Company, if any, and believes that a loss in this case is unlikely. There is currently no trial date. The Company intends to vigorously defend the lawsuit.

On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On March 30, 2006, the Court issued an order certifying the case as a class action, with the plaintiff representing a class of all persons employed as baristas in the state of California since October 8, 2000. In March 2007, notice of action was sent to approximately 120,000 potential members of the class. The Company cannot estimate the possible loss to the

Company, if any. Trial is currently set for February 2008. The Company believes its practices comply with California law, and the Company intends to vigorously defend the lawsuit.

On March 11, 2005, a former employee of the Company filed a lawsuit, entitled James Falcon v. Starbucks Corporation and Does 1 through 100, in the U.S. District Court for the Southern District of Texas claiming that the Company violated requirements of the FLSA. Specifically, the plaintiff claims that the Company misclassified its retail assistant store managers as exempt from the overtime provisions of the FLSA and that each assistant manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain an assistant manager thereafter. On August 18, 2005, the plaintiff amended his complaint to include allegations that he and other retail assistant store managers were not paid overtime compensation for all hours worked in excess of 40 hours in a work week after they were re-classified as non-exempt employees in September 2002. In both claims, Plaintiff seeks to represent himself and a putative class of all current and former assistant store managers employed by the Company in the United States from March 11, 2002 until the present. He also seeks, on behalf of himself and the class, reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, injunctive relief, and attorneys’ fees and costs. On September 13, 2005, the plaintiff filed a motion for conditional collective action treatment and court-supervised notice to all putative class members under the opt-in procedures in section 16(b) of the FLSA. On November 29, 2005, the court entered an order authorizing notice to the class of the existence of the lawsuit and their opportunity to join as plaintiffs. The Company has a policy requiring that all non-exempt partners, including assistant store managers, be paid for all hours worked, including any hours worked in excess of 40 per week. The Company also believes that this policy is, and at all relevant times has been, communicated and followed consistently. Further, the Company believes that the plaintiff and other assistant store managers were properly classified as exempt under the FLSA prior to September 2002. The Company cannot estimate the possible loss to the Company, if any, and believes that a loss in this case is unlikely. Trial is currently set for February 2008. The Company intends to vigorously defend the lawsuit.

On June 30, 2005, three individuals, Erik Lords, Hon Yeung, and Donald Brown filed a lawsuit in Orange County Superior Court, California. The lawsuit alleges that the Company violated the California Labor Code section 432.8 by asking job applicants to disclose at the time of application convictions for marijuana related offenses more than two years old. Plaintiffs also seek attorneys’ fees and costs. On November 1, 2007, the Court issued an order certifying the case as a class action, with the plaintiffs representing a class of all persons who have applied for employment with Starbucks Coffee Company in California since June 23, 2004 who cannot claim damages in excess of $200. The Company cannot estimate the possible loss to the Company, if any. No trial date has been set. The Company believes its employment application complies with California law, and the Company intends to vigorously defend the lawsuit.

The Company is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 18:	Segment Reporting

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. Starbucks has three reportable operating segments: United States, International and CPG.

United States

The Company’s United States operations represent 82% of total Company-operated retail revenues, 56% of total specialty revenues and 78% of total net revenues for fiscal year 2007. United States operations sell coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty Operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.

International

The Company’s International operations represent the remaining 18% of Company-operated retail revenues and 18% of total specialty revenues as well as 18% of total net revenues for fiscal year 2007. International operations sell coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise through Company-operated retail stores in the UK, Canada and eight other markets. Specialty Operations in International primarily include retail store licensing operations in more than 30 countries and foodservice accounts, primarily in Canada and the UK. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States.

Global Consumer Products Group

The Company’s CPG segment represents 26% of total specialty revenues and 4% of total net revenues for fiscal year 2007. CPG operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas through licensing arrangements in United States and international markets. CPG operations also produce and sell ready-to-drink beverages which include, among others, bottled Frappuccino® beverages, Starbucks DoubleShot® espresso drinks, and Discoveries® chilled cup coffee, as well as Starbucks® superpremium ice creams and Starbuckstm Coffee and Cream Liqueurs, through its joint ventures and marketing and distribution agreements.

Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Net interest and other income” on the consolidated statements of earnings.

Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income represents earnings before “Net interest and other income” and “Income taxes.” Allocations of portions of corporate overhead, interest or income taxes to the segments are not significant. Identifiable assets by segment are those assets used in the Company’s operations in each segment. Unallocated corporate assets include cash and investments, unallocated assets of the corporate headquarters and roasting facilities, deferred taxes and certain other intangibles.

The table below presents information by operating segment for the fiscal years noted (in thousands):

				Unallocated
	United States	International	Global CPG	Corporate	Total

Fiscal 2007:
Net Revenues:
Company-operated retail	$6,560,864	$1,437,401	$—	$—	$7,998,265
Specialty:
Licensing	439,161	220,832	366,345	—	1,026,338
Foodservice and other	348,968	37,926	—	—	386,894
Total specialty	788,129	258,758	366,345	—	1,413,232
Total net revenues	7,348,993	1,696,159	366,345	—	9,411,497
Operating income/(loss)	1,070,515	137,743	183,553	(337,866)	1,053,945
Earnings/(loss) before income taxes	1,079,684	147,221	183,553	(354,094)	1,056,364
Depreciation and amortization	348,199	84,165	76	34,720	467,160
Income from equity investees	768	45,723	61,515	—	108,006
Equity method investments	772	196,940	36,756	—	234,468
Identifiable assets	2,454,619	1,116,054	91,614	1,681,591	5,343,878
Net impairment and disposition losses	9,291	15,092	2	1,647	26,032
Net capital expenditures	779,270	189,773	—	111,305	1,080,348

Fiscal 2006:
Net Revenues:
Company-operated retail	$5,495,240	$1,087,858	$—	$—	$6,583,098
Specialty:
Licensing	369,155	186,050	305,471	—	860,676
Foodservice and other	314,162	29,006	—	—	343,168
Total specialty	683,317	215,056	305,471	—	1,203,844
Total net revenues	6,178,557	1,302,914	305,471	—	7,786,942
Operating income/(loss)	955,176	108,468	166,918	(336,610)	893,952
Earnings/(loss) before income taxes	957,631	109,494	166,918	(327,800)	906,243
Depreciation and amortization	284,625	66,800	108	35,678	387,211
Income from equity investees	151	34,370	59,416	—	93,937
Equity method investments	—	163,566	41,438	—	205,004
Identifiable assets	1,996,295	746,398	94,160	1,592,088	4,428,941
Net impairment and disposition losses	9,395	10,084	—	143	19,622
Net capital expenditures	545,074	112,054	286	113,816	771,230

Fiscal 2005:
Net Revenues:
Company-operated retail	$4,539,455	$852,472	$—	$—	$5,391,927
Specialty:
Licensing	277,987	145,736	249,292	—	673,015
Foodservice and other	280,073	24,285	—	—	304,358
Total specialty	558,060	170,021	249,292	—	977,373
Total net revenues	5,097,515	1,022,493	249,292	—	6,369,300
Operating income/(loss)	818,502	82,299	131,449	(251,732)	780,518
Earnings/(loss) before income taxes	817,815	82,465	131,449	(235,382)	796,347
Depreciation and amortization	250,339	56,705	76	33,049	340,169
Income from equity investees	592	30,477	45,579	—	76,648
Equity method investments	456	161,056	28,364	—	189,876
Identifiable assets	1,562,973	604,577	71,549	1,274,594	3,513,693
Net impairment and disposition losses	13,647	4,039	(13)	1,791	19,464
Net capital expenditures	440,228	115,064	72	87,932	643,296

The tables below represent information by geographic area (in thousands):

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Net revenues from external customers:
United States	$7,678,876	$6,478,142	$5,346,967
Other countries	1,732,621	1,308,800	1,022,333

Total	$9,411,497	$7,786,942	$6,369,300

No customer accounts for 10% or more of the Company’s revenues. Revenues are shown based on the geographic location of the customers. Revenues from countries other than the United States consist primarily of revenues from the UK and Canada, which together account for approximately 71% of net revenues from other countries for fiscal 2007.

Fiscal Year Ended	Sept 30, 2007	Oct 1, 2006	Oct 2, 2005

Long-lived assets:
United States	$2,990,655	$2,446,126	$1,914,846
Other countries	667,873	453,027	389,513

Total	$3,658,528	$2,899,153	$2,304,359

Note 19:	Quarterly Financial Information (unaudited)

Summarized quarterly financial information in fiscal 2007 and 2006 is as follows (in thousands, except earnings per share):

	First	Second	Third	Fourth	Total

2007 quarter:
Net revenues	$2,355,723	$2,255,594	$2,359,245	$2,440,935	$9,411,497
Operating income	319,724	240,974	245,214	248,033	1,053,945
Net earnings	204,952	150,840	158,343	158,503	672,638
Net earnings per common share — diluted	0.26	0.19	0.21	0.21	0.87
2006 quarter:
Net revenues	$1,934,092	$1,885,822	$1,963,673	$2,003,355	$7,786,942
Operating income	279,847	201,894	214,573	197,638	893,952
Earnings before cumulative effect of change in accounting principle	174,156	127,316	145,498	134,503	581,473
Cumulative effect of accounting change for FIN 47, net of taxes	—	—	—	17,214	17,214
Net earnings	174,156	127,316	145,498	117,289	564,259
Earnings per common share before cumulative effect of accounting change for FIN 47 — diluted	0.22	0.16	0.18	0.17	0.73
Net earnings per common share — diluted	0.22	0.16	0.18	0.15	0.71

AUDITORS’ REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 30, 2007 and October 1, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of September 30, 2007 and October 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 1, 2006, the Company changed its method of accounting for conditional asset retirement obligations upon adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143”. As discussed in Note 13, on October 3, 2005, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
November 29, 2007

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

During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (September 30, 2007).

During the fourth quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007.

Auditors’ Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended September 30, 2007, of the Company and our report dated November 29, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
November 29, 2007

Item 9B.	Other Information

None.

PART III

As used in this Part III, “Starbucks” and the “Company” mean Starbucks Corporation.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election Of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Committees and Related Matters” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 19, 2008 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

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

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Corporate Governance — Compensation Committee” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the section entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance — Affirmative Determinations Regarding Director Independence and Other Matters” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 30, 2007, October 1, 2006, and October 2, 2005;

•	Consolidated Balance Sheets as of September 30, 2007, and October 1, 2006;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2007, October 1, 2006, and October 2, 2005;

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2007, October 1, 2006, and October 2, 2005;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

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
James L. Donald
president and chief executive officer

November 29, 2007

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Howard Schultz, James L. Donald and Peter J. Bocian, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Howard Schultz Howard Schultz	chairman of the Board of Directors	November 29, 2007

By:	/s/ James L. Donald James L. Donald	president and chief executive officer, director	November 29, 2007

By:	/s/ Peter J. Bocian Peter J. Bocian	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)	November 29, 2007

By:	/s/ Barbara Bass Barbara Bass	director	November 29, 2007

By:	/s/ Howard Behar Howard Behar	director	November 29, 2007

Signature		Title	Date

By:	/s/ William W. Bradley William W. Bradley	director	November 29, 2007

By:	/s/ Mellody Hobson Mellody Hobson	director	November 29, 2007

By:	/s/ Olden Lee Olden Lee	director	November 29, 2007

By:	/s/ James G. Shennan Jr. James G. Shennan Jr.	director	November 29, 2007

By:	/s/ Javier G. Teruel Javier G. Teruel	director	November 29, 2007

By:	/s/ Myron E. Ullman III Myron E. Ullman III	director	November 29, 2007

By:	/s/ Craig E. Weatherup Craig E. Weatherup	director	November 29, 2007

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

3.1		Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	05/12/06	3.1
3.2		Amended and Restated Bylaws of Starbucks Corporation	8-K	0-20322	11/20/07	3.2
4.1		Form of Indenture	S-3 ASR	333-145572	8/20/07	4.1
4.2		Form of Note for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.2
4.3		Form of Supplemental Indenture for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.3
10	.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994	10-K	0-20322	12/23/03	10.1
10	.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/03	10.2
10.3		Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10.3
10	.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10	.3.1
10	.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through October 1, 2006	10-K	0-20322	12/14/06	10.4
10.5		Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/01	10.5
10	.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective September 19, 2006	8-K	0-20322	9/25/06	10.1
10	.7*	Starbucks Corporation Management Deferred Compensation Plan	S-8	333-65181	10/01/98	4.1
10	.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/99	10.17
10.9		Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/03	10.9
10	.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/03	10.10
10	.11*	Amended and Restated Employment Agreement dated December 16, 2005 between Starbucks Corporation and Howard Behar	8-K	0-20322	12/19/05	10.1
10.12		Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/06	10.12
10	.13*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.1

			Incorporated by Reference
Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

10	.14*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.2
10	.15*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.3
10	.16*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.4
10	.17*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.5
10	.18*	Letter Agreement dated as of February 11, 2005 by and among the Company, the Schultz Irrevocable Trust and the Howard D. Schultz Irrevocable Trust	10-Q	0-20322	02/16/05	10.1
10	.19*	Letter Agreement dated March 30, 2005 between Starbucks Corporation and James L. Donald	8-K/A	0-20322	04/07/05	10.1
10	.20*	Letter Agreement dated September 24, 2007 between Starbucks Corporation and Michael Casey						X
10	.21*	Letter Agreement dated May 25, 2005 between Starbucks Corporation and David A. Pace	8-K	0-20322	05/27/05	10.2
10.22		2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.1
10.23		Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.2
10.24		Credit Agreement dated August 12, 2005 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank N.A. and Citibank, N.A., as Co-Documentation Agents, Banc of America Securities LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., as Syndication Agent, and the other Lenders party thereto.	8-K	0-20322	08/15/05	10.1
10.25		Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007.	8-K	0-20322	3/27/07	10	.1.1

			Incorporated by Reference
Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

10.26		Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/07	10	.1.2
10	.27*	Letter Agreement dated April 2, 2007 between Starbucks Corporation and Peter J. Bocian	8-K	0-20322	4/3/07	10.1
10	.28*	Letter Agreement dated July 16, 2007 between Starbucks Corporation and Martin Coles	8-K	0-20322	7/17/07	10.1
10	.29*	Letter Agreement dated July 16, 2007 between Starbucks Corporation and James C. Alling	8-K	0-20322	7/17/07	10.2
10	.30*	Letter Agreement dated July 16, 2007 between Starbucks Corporation and Launi Skinner	8-K	0-20322	7/17/07	10.3
12		Computation of Ratio of Earnings to Fixed Charges	—	—	—	—		X
21		Subsidiaries of Starbucks Corporation	—	—	—	—		X
23		Consent of Independent Registered Public Accounting Firm	—	—	—	—		X
31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—		X
31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—		X
32		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—		X

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.