Form 10-Q
period 2007-12-30
STARBUCKS CORP
filed 2008-02-08
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                 Accelerated filer ☐                     Non-accelerated filer ☐                      Smaller reporting company ☐
                     (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of February 4, 2008

Common Stock, par value $0.001 per share	725.1 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except earnings per share)
(unaudited)

	13 Weeks Ended
	December 30,	December 31,
	2007	2006
Net revenues:
Company-operated retail	$2,351.5	$2,006.8
Specialty:
Licensing	304.8	253.9
Foodservice and other	111.3	95.0

Total specialty	416.1	348.9

Total net revenues	2,767.6	2,355.7

Cost of sales including occupancy costs	1,186.0	984.8
Store operating expenses	927.3	772.0
Other operating expenses	85.7	70.9
Depreciation and amortization expenses	133.2	110.2
General and administrative expenses	125.9	116.8

Total operating expenses	2,458.1	2,054.7

Income from equity investees	23.6	18.7

Operating income	333.1	319.7

Interest income and other, net	10.7	13.5
Interest expense	(17.1)	(7.0)

Earnings before income taxes	326.7	326.2

Income taxes	118.6	121.2

Net earnings	$208.1	$205.0

Net earnings per common share — basic	$0.28	$0.27
Net earnings per common share — diluted	$0.28	$0.26
Weighted average shares outstanding:
Basic	731.6	758.1
Diluted	744.9	782.8
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	December 30,	September 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$349.3	$281.3
Short-term investments — available-for-sale securities	113.2	83.8
Short-term investments — trading securities	72.9	73.6
Accounts receivable, net	316.2	287.9
Inventories	580.9	691.7
Prepaid expenses and other current assets	144.7	148.8
Deferred income taxes, net	160.4	129.4

Total current assets	1,737.6	1,696.5

Long-term investments – available-for-sale securities	—	21.0
Equity and other investments	270.3	258.9
Property, plant and equipment, net	2,993.0	2,890.4
Other assets	247.0	219.4
Other intangible assets	42.4	42.1
Goodwill	216.1	215.6

TOTAL ASSETS	$5,506.4	$5,343.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$529.5	$710.3
Accounts payable	340.8	390.8
Accrued compensation and related costs	341.9	332.3
Accrued occupancy costs	78.1	74.6
Accrued taxes	187.6	92.5
Other accrued expenses	261.8	257.4
Deferred revenue	512.7	296.9
Current portion of long-term debt	0.8	0.8

Total current liabilities	2,253.2	2,155.6

Long-term debt	550.0	550.1
Other long-term liabilities	450.0	354.1

Total liabilities	3,253.2	3,059.8

Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 727.6 and 738.3 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Other additional paid-in-capital	39.4	39.4
Retained earnings	2,148.6	2,189.4
Accumulated other comprehensive income	64.5	54.6

Total shareholders’ equity	2,253.2	2,284.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,506.4	$5,343.9

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	13 Weeks Ended
	December 30,	December 31,
	2007	2006
OPERATING ACTIVITIES:
Net earnings	$208.1	$205.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139.9	116.1
Provision for impairments and asset disposals	4.9	3.5
Deferred income taxes, net	(22.1)	(21.3)
Equity in income of investees	(11.0)	(9.0)
Distributions of income from equity investees	9.2	18.8
Stock-based compensation	24.3	24.4
Tax benefit from exercise of stock options	1.1	3.4
Excess tax benefit from exercise of stock options	(3.0)	(29.6)
Net amortization of (discount)/premium on securities	(0.1)	0.2
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	111.9	91.3
Accounts payable	(42.6)	(64.2)
Accrued taxes	124.6	109.8
Deferred revenue	215.6	191.2
Other operating assets and liabilities	46.8	38.8

Net cash provided by operating activities	807.6	678.4
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(41.9)	(148.4)
Maturity of available-for-sale securities	—	115.2
Sale of available-for-sale securities	33.8	—
Acquisitions, net of cash acquired	—	(47.3)
Net purchases of equity, other investments and other assets	(2.1)	(15.7)
Net additions to property, plant and equipment	(263.6)	(270.6)

Net cash used by investing activities	(273.8)	(366.8)
FINANCING ACTIVITIES:
Repayments of commercial paper	(21,910.3)	—
Proceeds from issuance of commercial paper	21,729.5	—
Repayments of short-term borrowings	—	(359.0)
Proceeds from short-term borrowings	—	24.0
Proceeds from issuance of common stock	21.6	65.5
Excess tax benefit from exercise of stock options	3.0	29.6
Principal payments on long term debt	(0.2)	(0.2)
Repurchase of common stock	(311.3)	(115.2)

Net cash used by financing activities	(467.7)	(355.3)

Effect of exchange rate changes on cash and cash equivalents	1.9	2.0

Net increase/(decrease) in cash and cash equivalents	68.0	(41.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	281.3	312.6

End of period	$349.3	$270.9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$8.6	$8.3
Income taxes	$16.4	$40.6
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended December 30, 2007 and December 31, 2006
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 30, 2007, and for the 13-week periods ended December 30, 2007 and December 31, 2006, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week periods December 30, 2007 and December 31, 2006 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
The financial information as of September 30, 2007 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended September 30, 2007 (“fiscal 2007”), included in Item 8 in the Fiscal 2007 Annual Report on Form 10-K (the “10-K”). The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes to the financial statements in the 10-K.
The results of operations for the 13-week period ended December 30, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2008 (“fiscal 2008”).
Certain reclassifications of prior year’s balances have been made to conform to the current format, including reclassifications from “Other operating expenses” to “General and administrative expenses” on the consolidated statements of earnings.
Income Taxes
On October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.
The cumulative effects of applying FIN 48 have been recorded as a decrease of $1.7 million and $1.6 million, respectively, to the Company’s fiscal 2008 opening retained earnings and paid-in capital. The Company also recorded an increase of $28.5 million to current income tax assets, an increase of $12.2 million to long-term income tax assets, a decrease of $24.6 million to current tax liabilities and an increase of $68.6 million to long-term tax liabilities. As of October 1, 2007, the Company had $69.9 million of gross unrecognized tax benefits of which $27.6 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense. Accrued interest expense upon adoption was $11.4 million, before benefit of federal tax deduction.
Starbucks is currently under routine audit by the IRS for fiscal year 2005 and by various state taxing jurisdictions for fiscal years 2003 through 2006. The Company is no longer subject to U.S. federal or state examination for years before fiscal year 2004, with the exception of nine states. The Company is subject to income tax in many jurisdictions outside the United States, none of which are individually material to the consolidated financial statements.

There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months, but the Company does not expect this change to be material to the consolidated financial statements.
Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or Starbucks first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2010 and beyond, and the potential impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or Starbucks first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the Company’s consolidated financial statements.
Note 2: Derivative Financial Instruments
The Company may engage in transactions involving various derivative instruments, with maturities generally not longer than five years, to hedge interest rates, commodity prices, and foreign currency denominated revenues, purchases, assets and liabilities.
Cash Flow Hedges
The Company and certain subsidiaries enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases in currencies other than the entity’s functional currency. Outstanding forward contracts, which comprise the majority of the Company’s derivative instruments, hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated primarily in U.S. dollars for foreign operations. The Company uses futures contracts to hedge the variable price component for a small portion of its price-to-be-fixed green coffee purchase contracts.
In addition, the Company entered into, dedesignated and settled forward interest rate contracts during the fiscal fourth quarter of 2007 to hedge movements in interest rates prior to issuance of $550 million of 6.25% Senior Notes.

The resulting net losses accumulated in other comprehensive income in fiscal 2007 from these contracts will be recorded to “Interest expense” on the consolidated statement of earnings over the remaining life of the Senior Notes.
The Company had accumulated net derivative losses of $14.8 million, net of taxes, in other comprehensive income as of December 30, 2007, related to cash flow hedges. Of this amount, $5.8 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. No cash flow hedges were discontinued and no ineffectiveness was recognized during the 13-week periods ended December 30, 2007 and December 31, 2006. Outstanding contracts will expire within 33 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as the Company’s net investments in its Canadian, United Kingdom (“UK”), and Chinese subsidiaries, to minimize foreign currency exposure. The Company had accumulated net derivative losses of $12.7 million, net of taxes, in other comprehensive income as of December 30, 2007, related to net investment derivative hedges. Outstanding contracts expire within 26 months.
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in millions):

	13 Weeks Ended
	Dec 30,	Dec 31,
	2007	2006

Cash flow hedges:
Reclassified gains/(losses) into total net revenues	$(0.6)	$0.3
Reclassified losses into cost of sales	(2.3)	(1.0)
Reclassified losses into interest expense	(0.2)	—

Net reclassified losses — cash flow hedges	(3.1)	(0.7)
Net reclassified gains — net investment hedges	1.2	1.3

Total	$(1.9)	$0.6

Other Derivatives
Starbucks entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes to mitigate the translation risk of certain balance sheet items. For the 13-week period ended December 30, 2007, these forward contracts resulted in net gains of $1.2 million. These gains were largely offset by the financial impact of translating foreign currency denominated payables and receivables, which are also recognized in “Interest income and other, net.” No similar contracts were held as of December 31, 2006.
Note 3: Inventories
Inventories consist of the following (in millions):

	Dec 30,	Sept 30,	Dec 31,
	2007	2007	2006
Coffee:
Unroasted	$279.4	$339.5	$273.2
Roasted	81.7	88.6	76.4
Other merchandise held for sale	138.2	175.5	125.4
Packaging and other supplies	81.6	88.1	72.3

Total	$580.9	$691.7	$547.3

Other merchandise held for sale includes, among other items, brewing equipment, retail media and serveware.

As of December 30, 2007, the Company had committed to purchasing green coffee totaling $553 million under fixed-price contracts and an estimated $33 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Note 4: Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in millions):

	Dec 30,	Sept 30,
	2007	2007
Land	$57.0	$56.2
Buildings	172.8	161.7
Leasehold improvements	3,277.2	3,103.1
Store equipment	1,052.7	1,002.3
Roasting equipment	212.8	208.8
Furniture, fixtures and other	579.7	559.1

	5,352.2	5,091.2
Less: accumulated depreciation and amortization	(2,545.4)	(2,416.1)

	2,806.8	2,675.1
Work in progress	186.2	215.3

Property, plant and equipment, net	$2,993.0	$2,890.4

Note 5: Debt
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
As of December 30, 2007 and September 30, 2007, the Company had no borrowings under this credit facility.
The Company also has a commercial paper program (the “program”) under which the Company may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the Company’s revolving credit facility, and the combined borrowing limit is $1 billion for the program and the facility. The Company may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases.
As of December 30, 2007, the Company had $529.5 million in borrowing outstanding under the program with a weighted average interest rate of 5.2%. As of September 30, 2007, the Company had $710.3 million in borrowings outstanding under the program with a weighted average interest rate of 5.4%.
As of December 30, 2007, the Company had $13.1 million in letters of credit outstanding under the revolving credit facility, leaving a total of $456.9 million in remaining borrowing capacity under the combined revolving credit facility and commercial paper program. As of September 30, 2007, letters of credit outstanding totaled $12.9 million.
Long-term Debt
In August 2007, the Company issued $550 million of 6.25% Senior Notes (the “notes”) due in August 2017, in an underwritten registered public offering. Interest is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2008.

Interest Expense
Interest expense, net of interest capitalized, was $17.1 million and $7.0 million for the 13 weeks ended December 30, 2007 and December 31, 2006 respectively. For the 13 weeks ended December 30, 2007 and December 31, 2006, $1.4 million and $0.8 million, respectively, of interest expense was capitalized.
Note 6: Other Long-term Liabilities
The Company’s other long-term liabilities consist of the following (in millions):

	Dec 30,	Sep 30,
	2007	2007
Deferred rent	$290.1	$271.7
Unrecognized tax benefits	72.5	—
Asset retirement obligations	46.2	43.7
Minority interest	18.6	17.3
Other	22.6	21.4

Total	$450.0	$354.1

Deferred rent liabilities represent amounts for tenant improvement allowances, rent escalation clauses and rent holidays related to certain operating leases. The Company amortizes deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.
Unrecognized tax benefits represent the estimated long-term portion of the Company’s gross unrecognized tax benefits including interest upon the adoption of FIN 48. See Note 1 for additional information. As required under FIN 48, the cumulative impact of adopting the new accounting requirements were recorded as an adjustment to the opening balance of retained earnings and the related balance sheet impacts to assets and liabilities were recorded on a prospective basis only.
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
The other remaining long-term liabilities generally include obligations to be settled or paid for one year beyond each period presented, for items such as hedging instruments, guarantees, and the long-term portion of capital lease obligations.
Note 7: Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at December 30, 2007.
Under the Company’s authorized share repurchase program, Starbucks acquired 12.2 million shares at an average price of $24.12 for a total accrual-based cost of $295.3 million during the 13-week period ended December 30, 2007. The related cash amount used to repurchase shares for the 13-week period ended December 30, 2007 totaled $311.3 million. The difference between the two amounts represents the effect of the net change in unsettled trades totaling $16.0 million from September 30, 2007. Starbucks acquired 3.6 million shares at an average price of $36.04 for a total accrual-based cost of $129.5 million during the 13-week period ended December 31, 2006. The related cash amount used to repurchase shares for the 13-week period ended December 31, 2006 totaled $115.2 million. The difference between the two amounts represents the effect of the net change in unsettled trades totaling $14.3 million from October 1, 2006. Share repurchases were funded through cash, cash equivalents, available-for-sale securities, borrowings under the commercial paper program and revolving credit facility and proceeds from sale of the notes, and were part of the Company’s active capital management program. As of December 30, 2007, a total of up to 1.3 million shares remained available for repurchase, under the current authorization. On January 29, 2008, Starbucks Board of Directors authorized the repurchase of up to 5 million additional shares of the Company’s common stock.

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
Comprehensive income, net of related tax effects, is as follows (in millions):

	13 Weeks Ended
	Dec 30,	Dec 31,
	2007	2006
Net earnings	$208.1	$205.0

Unrealized holding gains on available-for-sale securities	—	0.1
Unrealized holding gains/(losses) on cash flow hedging instruments	(0.9)	5.5
Unrealized holding losses on net investment hedging instruments	(0.6)	(0.1)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	1.1	0.8

Net unrealized gains/(losses)	(0.4)	6.3
Translation adjustment	10.4	5.2

Total comprehensive income	$218.1	$216.5

The favorable translation adjustment change for the 13-week period ended December 30, 2007 of $10.4 million was primarily due to the weakening of the U.S. dollar against the euro, Canadian dollar and Japanese yen. The favorable translation adjustment change for the 13-week period ended December 31, 2006 of $5.2 million was primarily due to the weakening of the U.S. dollar against several currencies including the euro and British pound sterling, offset in part by the strengthening of the U.S. dollar against the Canadian dollar.
The components of accumulated other comprehensive income, net of tax, as presented on the consolidated balance sheets were as follows (in millions):

	Dec 30,	Sept 30,
	2007	2007
Net unrealized holding losses on hedging instruments	$(27.5)	$(27.1)
Translation adjustment	92.0	81.7

Accumulated other comprehensive income	$64.5	$54.6

As of December 30, 2007, the translation adjustment of $92.0 million was net of tax provisions of $6.9 million. As of September 30, 2007, the translation adjustment of $81.7 million was net of tax provisions of $7.3 million.
Note 8: Stock-Based Compensation
The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors and consultants. The Company issues new shares of common stock upon exercise of stock options and the vesting of RSUs. As of December 30, 2007, there were 46.7 million shares of common stock available for issuance pursuant to future equity-based compensation awards. The Company also has employee stock purchase plans (“ESPP”).
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

The fair value of stock awards was estimated at the date of grant using the Black-Scholes-Merton option valuation model. The following table presents the weighted average assumptions used to value stock options, along with the related weighted average grant price for the 13-week periods ended December 30, 2007 and December 31, 2006:

	Employee Stock Options Granted During the Period
	13 Weeks Ended
	Dec 30, 2007	Dec 31, 2006
Expected term (in years)	4.8	4.7
Expected stock price volatility	29.0%	29.1%
Risk-free interest rate	3.5%	4.6%
Expected dividend yield	0.0%	0.0%

Weighted average grant price	$22.88	$36.78

Estimated fair value per option granted	$7.10	$12.04
The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
The following represents total stock based compensation expense recognized in the consolidated financial statements (in millions):

	13 Weeks Ended
	Dec 30, 2007	Dec 31, 2006
Stock option expense	$21.1	$21.5
ESPP expense	3.2	2.9

Total stock-based compensation expense on the consolidated statements of earnings	24.3	24.4

Total related tax benefit	8.1	8.4
Stock-based compensation capitalized in the current fiscal period, as included in “Property, plant and equipment, net” and “Inventories” on the consolidated balance sheets	0.7	0.5
The following summarizes all stock option transactions from September 30, 2007 through December 30, 2007 (in millions except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value
Outstanding, September 30, 2007	65.5	$20.97	6.2	$507.5
Granted	13.3	22.88
Exercised	(0.9)	10.64
Forfeited/Cancelled	(1.0)	30.54

Outstanding, December 30, 2007	76.9	21.29	6.7	298.3

Exercisable, December 30, 2007	49.4	17.50	5.3	298.1
Vested and expected to vest, December 30, 2007	70.6	20.61	6.4	298.3
The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock at close on the last business day of the period indicated exceeded the exercise price of outstanding options. The aggregate intrinsic value is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised. The closing market value of the Company’s stock on December 28, 2007 was $20.13. As of December 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $156 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 25 months.

Note 9: Earnings Per Share
The following table represents the calculation of net earnings per common share – basic and diluted (in millions, except earnings per share):

	13 Weeks Ended
	Dec 30,	Dec 31,
	2007	2006
Net earnings	$208.1	$205.0
Weighted average common shares and common stock units outstanding (for basic calculation)	731.6	758.1
Dilutive effect of outstanding common stock options	13.3	24.7

Weighted average common and common equivalent shares outstanding (for diluted calculation)	744.9	782.8

Net earnings per common share — basic	$0.28	$0.27
Net earnings per common and common equivalent share — diluted	$0.28	$0.26
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options and RSUs totaled 38.1 million and 5.5 million for the 13-week periods ended December 30, 2007 and December 31, 2006, respectively.
Note 10: Commitments and Contingencies
Guarantees
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of December 30, 2007, the maximum amount of the guarantees was approximately $4.9 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantee on its consolidated balance sheet.
Starbucks has commitments under which it unconditionally guarantees its proportionate share of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure under these commitments is approximately $14.3 million, excluding interest and other related costs, and these commitments expire between 2008 and 2012. As of December 30, 2007, the Company had a total of $3.2 million in “Equity and other investments” and “Other long-term liabilities” on the consolidated balance sheet for the fair value of the guarantee arrangements.

Legal Proceedings
On June 3, 2004, two then-current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA, and that each manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain a manager thereafter. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorneys’ fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the three years before the suit was filed. The Company’s initial motion for summary judgment was denied without prejudice. The Company plans to file another motion for summary judgment with the court. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws. The Company cannot estimate the possible loss to the Company, if any, and believes that a loss in this case is unlikely. There is currently no trial date. The Company intends to vigorously defend the lawsuit.
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

On June 30, 2005, three individuals, Erik Lords, Hon Yeung, and Donald Brown filed a lawsuit in Orange County Superior Court, California. The lawsuit alleges that the Company violated the California Labor Code section 432.8 by asking job applicants to disclose at the time of application convictions for marijuana related offenses more than two years old. Plaintiffs also seek attorneys’ fees and costs. On November 1, 2007, the Court issued an order certifying the case as a class action, with the plaintiffs representing a class of all persons who have applied for employment with Starbucks Coffee Company in California since June 23, 2004 who cannot claim damages in excess of $200. On November 15, 2007, the court denied the Company’s motion for summary judgment. Starbucks has appealed the denial of its motion for summary judgment and the California Court of Appeals has agreed to hear the Company’s appeal. The Company cannot estimate the possible loss to the Company, if any. No trial date has been set. The Company believes its employment application complies with California law, and the Company intends to vigorously defend the lawsuit.
The Company is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.
Note 11: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
December 30, 2007
Net Revenues:
Company-operated retail	$1,890.3	$461.2	$—	$—	$2,351.5
Specialty:
Licensing	137.9	66.3	100.6	—	304.8
Foodservice and other	98.0	13.3	—	—	111.3
Total specialty	235.9	79.6	100.6	—	416.1
Total net revenues	2,126.2	540.8	100.6	—	2,767.6
Operating income/(loss)	310.9	54.1	50.6	(82.5)	333.1
Earnings/(loss) before income taxes	317.9	58.2	50.6	(100.0)	326.7
Depreciation and amortization	98.4	25.7	—	9.1	133.2
Income from equity investees	0.4	12.1	11.1	—	23.6
Net impairment and disposition losses	3.7	1.2	—	—	4.9

December 31, 2006
Net Revenues:
Company-operated retail	$1,660.3	$346.5	$—	$—	$2,006.8
Specialty:
Licensing	113.3	49.9	90.7	—	253.9
Foodservice and other	86.3	8.7	—	—	95.0
Total specialty	199.6	58.6	90.7	—	348.9
Total net revenues	1,859.9	405.1	90.7	—	2,355.7
Operating income/(loss)	325.1	33.1	41.6	(80.1)	319.7
Earnings/(loss) before income taxes	326.8	33.5	41.6	(75.7)	326.2
Depreciation and amortization	81.4	20.5	—	8.3	110.2
Income from equity investees	—	8.0	10.7	—	18.7
Net impairment and disposition losses	2.5	1.0	—	—	3.5

(1)	Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest income and other, net” and “Interest expense” on the consolidated statements of earnings.

The table below represents information by geographic area (in millions):

	13 Weeks Ended
	Dec 30,	Dec 31,
	2007	2006
Net revenues from external customers:
United States	$2,214.1	$1,944.7
Other countries	553.5	411.0

Total	$2,767.6	$2,355.7

No customer accounts for 10% or more of the Company’s revenues. Revenues are shown based on the geographic location of the customers. Revenues from countries other than the United States consist primarily of revenues from the UK and Canada, which together account for approximately 71% of net revenues from other countries for the 13 weeks ended December 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s initiatives and plans, earnings per share, cash flow requirements and capital expenditures all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful implementation of the Company’s transformation plan, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein, including those described in Part II Item 1A. “Risk Factors” in this Form 10-Q, and in Starbucks Corporation’s other filings with the SEC, including the Item 1A. “Risks Factors” section of the 10-K.
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
Management Overview
Fiscal 2008 – First Quarter in Review
•	Operating income increased 4% to $333.1 million in the first fiscal quarter of 2008, from $319.7 million in the prior year quarter.

•	Operating margin contracted 160 basis points to 12.0% from 13.6% in the prior year, driven by weakness in the U.S. segment.

•	U.S. segment operating margin declined 290 basis points to 14.6% from 17.5% in the prior year, due to higher cost of sales and occupancy costs, and an increase in store operating expenses, as a percent of revenues.

•	Weakness in U.S. segment was offset in part by improvement in the International and CPG segments, as well as leverage on Corporate general and administrative expenses.
Recent Developments
In early January 2008, the Company announced an organizational restructure and shifting of business strategy to address the downturn in the U.S. segment and capitalize on its substantial international opportunities. Over the coming months, management will focus on building a long-term model to realize a transformation agenda and drive long-term shareholder value. This agenda includes particular focus on delivering what customers want and expect, and providing the Company’s partners with the tools to help them exceed customers’ expectations. It is expected that this focus will enable the Company to offer a renewed Starbucks Experience to customers, while systematically building the foundation for strong, sustainable growth in fiscal 2009 and beyond.

In the second fiscal quarter, the Company will unveil additional details of the transformation plan, including innovations that are expected to reassert the Company’s coffee leadership, redefine the in-store experience and introduce core brand-building initiatives. To ensure discipline around execution and profitability, the Company has slowed the pace of store growth in the U.S. to approximately 1,175 stores for this fiscal year, down from a revised target of 1,600 stores. To capitalize on Starbucks substantial international opportunities, the Company increased the store opening target in international markets to approximately 975 stores. By reducing the number of openings in the U.S., the Company expects to optimize resources and potentially reduce cannibalization of existing stores. Given these efforts, management now views fiscal 2008 as a year of refocus and renewal for Starbucks. In light of the ongoing implementation of the transformation agenda, and the expected continued macroeconomic weakness in the U.S., the Company expects low double-digit EPS expansion in fiscal 2008.
When Starbucks reports fiscal second quarter 2008 earnings on April 30, 2008 the Company plans to provide longer term financial targets by which Starbucks and the financial community can measure the Company’s performance. Because the transformation agenda will include near term changes that will significantly impact the Company’s U.S. retail stores, Starbucks will no longer report comparable store sales metrics, as they will not be an effective indicator of the Company’s performance.
Operating Segment Overview
Starbucks has three reportable operating segments: United States, International and CPG.
The United States and International segments both include Company-operated retail stores, licensed retail stores and foodservice operations. The United States segment is the Company’s largest segment, generating over 75% of total revenues, and has been operating significantly longer than the International segment and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the United States segment currently has significantly more stores, and higher total revenues than the International segment. Average sales per store are also higher in the United States due to various factors including length of time in market and local income levels. Further, certain market costs, particularly occupancy costs, are lower in the United States segment compared to the average for the International segment, which comprises a more diverse group of operations. As a result of the relative strength of the brand in the United States segment, the number of stores, the higher unit volumes, and the lower market costs, the United States segment has a higher operating margin than the less-developed International segment.
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
Expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest income and other, net” and “Interest expense” on the consolidated statements of earnings.

Results of Operations for the 13 Weeks Ended December 30, 2007 and December 31, 2006
CONSOLIDATED RESULTS
The following table presents the consolidated statements of earnings as well as the percentage relationship to total net revenues of items included in the Company’s consolidated statements of earnings (in millions):

	13 Weeks Ended			13 Weeks Ended
	Dec 30,	Dec 31,	%	Dec 30,	Dec 31,
	2007	2006	Change	2007	2006
				As a % of total net revenues
STATEMENTS OF EARNINGS DATA

Net revenues:
Company-operated retail	$2,351.5	$2,006.8	17.2%	85.0%	85.2%
Specialty:
Licensing	304.8	253.9	20.0	11.0	10.8
Foodservice and other	111.3	95.0	17.2	4.0	4.0

Total specialty	416.1	348.9	19.3	15.0	14.8

Total net revenues	2,767.6	2,355.7	17.5	100.0	100.0

Cost of sales including occupancy costs	1,186.0	984.8	20.4	42.9	41.8
Store operating expenses (1)	927.3	772.0	20.1	33.5	32.8
Other operating expenses (2)	85.7	70.9	20.9	3.1	3.0
Depreciation and amortization expenses	133.2	110.2	20.9	4.8	4.7
General and administrative expenses	125.9	116.8	7.8	4.5	5.0

Total operating expenses	2,458.1	2,054.7	19.6	88.8	87.2
Income from equity investees	23.6	18.7	26.2	0.9	0.8

Operating income	333.1	319.7	4.2	12.0	13.6
Interest income and other, net	10.7	13.5		0.4	0.6
Interest expense	(17.1)	(7.0)		(0.6)	(0.3)

Earnings before income taxes	326.7	326.2	0.2	11.8	13.8
Income taxes	118.6	121.2		4.3	5.1

Net earnings	$208.1	$205.0	1.5%	7.5%	8.7%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 39.4% for the 13 weeks ended December 30, 2007, and 38.5% for the 13 weeks ended December 31, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 20.6% for the 13 weeks ended December 30, 2007, and 20.3% for the 13 weeks ended December 31, 2006.
Net revenues for the 13 weeks ended December 30, 2007, increased 17% to $2.8 billion from $2.4 billion for the corresponding period of fiscal 2007, driven by increases in both Company-operated retail revenues and specialty operations.
During the 13-week period ended December 30, 2007, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased 17% to $2.4 billion for the 13 weeks ended December 30, 2007, from $2.0 billion for the same period in fiscal 2007. The increase was primarily attributable to the opening of 1,362 new Company-operated retail stores in the last 12 months. Also contributing were favorable foreign currency exchange for the Canadian dollar and British pound sterling, and comparable store sales growth of 1% for the quarter. The increase in comparable store sales was due to a 2% increase in the average value per transaction, offset in part by a 1% decrease in the number of customer transactions.

The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. Specialty revenues, which include licensing revenues and foodservice and other revenues, increased 19% to $416.1 million for the 13 weeks ended December 30, 2007, from $348.9 million for the corresponding period of fiscal 2007.
Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased 20% to $304.8 million for the 13 weeks ended December 30, 2007, from $253.9 million for the corresponding period of fiscal 2007. The increase was due to higher product sales and royalty revenues from the opening of 1,226 new licensed retail stores in the last 12 months and, to a lesser extent, an 11% increase in CPG revenues due in turn to higher royalties and product sales in the international ready-to-drink business.
Foodservice and other revenues increased 17% to $111.3 million for the 13 weeks ended December 30, 2007, from $95.0 million for the corresponding period of fiscal 2007. The increase was primarily attributable to growth in new and existing accounts in the U.S. foodservice business.
Cost of sales including occupancy costs increased to 42.9% of total net revenues for the 13 weeks ended December 30, 2007, compared to 41.8% for the corresponding period of fiscal 2007. The increase was primarily due to increased dairy costs and a shift in sales to higher cost products.
Store operating expenses as a percentage of Company-operated retail revenues increased to 39.4% for the 13 weeks ended December 30, 2007, from 38.5% for the corresponding period of fiscal 2007, primarily due to higher payroll expenditures as a percentage of revenues in the U.S. segment, driven by softer sales from U.S. company-operated stores and wage increases, partially offset by the impact of labor optimization initiatives in the stores.
Other operating expenses (expenses associated with the Company’s specialty operations) increased to 20.6% of total specialty revenues for the 13 weeks ended December 30, 2007, compared to 20.3% in the corresponding period of fiscal 2007. The increase in expense was primarily due to higher international payroll-related expenditures as a percentage of related revenues in support of the continued expansion of the segment into new and existing markets.
Depreciation and amortization expenses increased to $133.2 million for the 13 weeks ended December 30, 2007, compared to $110.2 million for the corresponding period of fiscal 2007. The increase was primarily due to the opening of 1,362 new Company-operated retail stores in the last 12 months. As a percentage of total net revenues, depreciation and amortization expenses increased slightly to 4.8% for the 13 weeks ended December 30, 2007, from 4.7% for the corresponding period in fiscal 2007.
General and administrative expenses increased to $125.9 million for the 13 weeks ended December 30, 2007, compared to $116.8 million for the corresponding period of fiscal 2007. The increase was primarily due to higher payroll-related expenditures in support of continued global growth. As a percentage of total net revenues, general and administrative expenses decreased to 4.5% for the 13 weeks ended December 30, 2007, from 5.0% for the corresponding period of fiscal 2007.
Income from equity investees increased 26% to $23.6 million for the 13 weeks ended December 30, 2007, compared to $18.7 million for the corresponding period of fiscal 2007, primarily due to higher equity income from international investees in the Asia-Pacific region.
Operating income increased 4% to $333.1 million for the 13 weeks ended December 30, 2007, compared to $319.7 million for the corresponding period of fiscal 2007. Operating margin decreased to 12.0% of total net revenues for the 13 weeks ended December 30, 2007, from 13.6% for the corresponding period of fiscal 2007. Higher cost of sales including occupancy costs and store operating expenses as a percentage of total net revenues were only partially offset by lower general and administrative expenses as a percentage of revenues.
Interest expense increased to $17.1 million for the 13 weeks ended December 30, 2007, compared to $7.0 million for the corresponding period of fiscal 2007 due to a higher level of borrowings outstanding.
Income taxes for the 13 weeks ended December 30, 2007 resulted in an effective tax rate of 36.3%, compared to 37.2% for the corresponding period of fiscal 2007.

Net earnings for the 13 weeks ended December 30, 2007, increased 2% to $208.1 million from $205.0 million for the corresponding period in fiscal 2007. Diluted earnings per share increased to $0.28 for the 13 weeks ended December 30, 2007, compared to $0.26 per share for the comparable period in fiscal 2007.
SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in millions):
United States

	13 Weeks Ended			13 Weeks Ended
	Dec 30,	Dec 31,	%	Dec 30,	Dec 31,
	2007	2006	Change	2007	2006
				As a % of U.S. total net
				revenues
Net revenues:
Company-operated retail	$1,890.3	$1,660.3	13.9%	88.9%	89.3%
Specialty:
Licensing	137.9	113.3	21.7	6.5	6.1
Foodservice and other	98.0	86.3	13.6	4.6	4.6

Total specialty	235.9	199.6	18.2	11.1	10.7

Total net revenues	2,126.2	1,859.9	14.3	100.0	100.0

Cost of sales including occupancy costs	872.9	731.1	19.4	41.1	39.3
Store operating expenses (1)	764.9	648.4	18.0	36.0	34.9
Other operating expenses (2)	59.0	52.2	13.0	2.8	2.8
Depreciation and amortization expenses	98.4	81.4	20.9	4.6	4.4
General and administrative expenses	20.5	21.7	(5.5)	1.0	1.2

Total operating expenses	1,815.7	1,534.8	18.3	85.4	82.5

Income from equity investees	0.4	—		—	—

Operating income	$310.9	$325.1	(4.4%)	14.6%	17.5%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.5% for the 13 weeks ended December 30, 2007, and 39.1% for the 13 weeks ended December 31, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 25.0% for the 13 weeks ended December 30, 2007, and 26.2% for the 13 weeks ended December 31, 2006.
The United States operating segment (“United States”) sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.
United States total net revenues increased 14% to $2.1 billion for the 13 weeks ended December 30, 2007, compared to $1.9 billion for the corresponding period of fiscal 2007.
United States Company-operated retail revenues increased 14% to $1.9 billion for the 13 weeks ended December 30, 2007, compared to $1.7 billion for the corresponding period of fiscal 2007, primarily due to the opening of 1,077 new Company-operated retail stores in the last 12 months. Comparable store sales contracted 1% for the quarter due to a 3% decrease in the number of transactions partially offset by a 2% increase in the average value per transaction, which includes the impact of a price increase taken in late July 2007.

Total United States specialty revenues increased 18% to $235.9 million for the 13 weeks ended December 30, 2007, compared to $199.6 million in the corresponding period of fiscal 2007. United States licensing revenues increased 22% to $137.9 million, compared to $113.3 million for the corresponding period of fiscal 2007, primarily due to higher product sales and royalty revenues as a result of opening 690 new licensed retail stores in the last 12 months. United States foodservice and other revenues increased 14% to $98.0 million, from $86.3 million in fiscal 2007, primarily due to growth in new and existing foodservice accounts.
United States operating income declined 4% to $310.9 million for the 13 weeks ended December 30, 2007, compared to $325.1 million for the same period in fiscal 2007. Operating margin decreased to 14.6% of related revenues from 17.5% in the corresponding period of fiscal 2007. The decrease was driven by higher cost of sales including occupancy costs and higher store operating expenses as a percentage of total net revenues, partially offset by lower general and administrative expenses as a percentage of revenues. Higher dairy costs contributed approximately 100 basis points to the decline.
International

	13 Weeks Ended			13 Weeks Ended
	Dec 30,	Dec 31,	%	Dec 30,	Dec 31,
	2007	2006	Change	2007	2006
				As a % of International total
				net revenues
Net revenues:
Company-operated retail	$461.2	$346.5	33.1%	85.3%	85.5%
Specialty:
Licensing	66.3	49.9	32.9	12.3	12.3
Foodservice and other	13.3	8.7	52.9	2.5	2.1

Total specialty	79.6	58.6	35.8	14.7	14.5

Total net revenues	540.8	405.1	33.5	100.0	100.0

Cost of sales including occupancy costs	260.0	200.1	29.9	48.1	49.4
Store operating expenses (1)	162.4	123.6	31.4	30.0	30.5
Other operating expenses (2)	20.8	14.1	47.5	3.8	3.5
Depreciation and amortization expenses	25.7	20.5	25.4	4.8	5.1
General and administrative expenses	29.9	21.7	37.8	5.5	5.4

Total operating expenses	498.8	380.0	31.3	92.2	93.8

Income from equity investees	12.1	8.0	51.3	2.2	2.0

Operating income	$54.1	$33.1	63.4%	10.0%	8.2%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 35.2% for the 13 weeks ended December 30, 2007, and 35.7% for the 13 weeks ended December 31, 2006.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.1% for the 13 weeks ended December 30, 2007, and 24.1% for the 13 weeks ended December 31, 2006.
The International operating segment (“International”) sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the United Kingdom (“UK”) and eight other markets. Specialty operations in International primarily include retail store licensing operations in more than 30 other countries and foodservice accounts, primarily in Canada and the UK. The Company’s International store base continues to increase rapidly and Starbucks is achieving a growing contribution from established areas of the business while at the same time investing in emerging markets and channels. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.
International total net revenues increased 33% to $540.8 million for the 13 weeks ended December 30, 2007, compared to $405.1 million for the corresponding period of fiscal 2007.

International Company-operated retail revenues increased 33% to $461.2 million for the 13 weeks ended December 30, 2007, compared to $346.5 million for the corresponding period of fiscal 2007. The increase was primarily due to the opening of 285 new Company-operated retail stores in the last 12 months, favorable foreign currency exchange for the Canadian dollar and British pound sterling, and comparable store sales growth of 5% for the quarter. The increase in comparable store sales resulted from a 3% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.
Total International specialty revenues increased 36% to $79.6 million for the 13 weeks ended December 30, 2007, compared to $58.6 million in the corresponding period of fiscal 2007. The increase was primarily due to higher product sales and royalty revenues from opening 536 new licensed retail stores in the last 12 months.
International operating income increased 63% to $54.1 million for the 13 weeks ended December 30, 2007, compared to $33.1 million in the corresponding period of fiscal 2007. Operating margin increased to 10.0% of related revenues from 8.2% in the corresponding period of fiscal 2007, primarily due to lower cost of sales including occupancy expenses partially due to lower occupancy costs in the UK, and improved leverage on store operating expenses overall.
Global Consumer Products Group

	13 Weeks Ended			13 Weeks Ended
	Dec 30,	Dec 31,	%	Dec 30,	Dec 31,
	2007	2006	Change	2007	2006
				As a % of CPG total net
				revenues
Net revenues:
Specialty:
Licensing	$100.6	$90.7	10.9%	100.0%	100.0%

Total specialty revenues	100.6	90.7	10.9	100.0	100.0

Cost of sales	53.1	53.6	(0.9)	52.8	59.1
Other operating expenses	5.9	4.6	28.3	5.9	5.1
General and administrative expenses	2.1	1.6	31.3	2.1	1.8

Total operating expenses	61.1	59.8	2.2	60.7	65.9

Income from equity investees	11.1	10.7	3.7	11.0	11.8

Operating income	$50.6	$41.6	21.6%	50.3%	45.9%

The Global Consumer Products Group (“CPG”) sells a selection of whole bean and ground coffees and premium Tazo® teas through licensing arrangements in United States and international markets. CPG also produces and sells ready-to-drink beverages through its joint ventures and marketing and distribution agreements. CPG “General and administrative expenses,” previously included in “Other operating expenses,” are now presented separately.
CPG total net revenues increased 11% to $100.6 million for the 13 weeks ended December 30, 2007, compared to $90.7 million for the corresponding period of fiscal 2007. The increase was due to increased product sales and royalties in the international ready-to-drink business and increased sales of packaged coffee and tea, both in international and U.S. markets.
CPG operating income increased 22% to $50.6 million for the 13 weeks ended December 30, 2007, compared to $41.6 million in the corresponding period of fiscal 2007. Operating margin increased to 50.3% of related revenues, from 45.9% in fiscal 2007, primarily due to the mix of revenue being less weighted toward initial sale of coffee and tea products, and more toward revenues earned on the distributor’s sales to retailers, which do not have any corresponding cost of sales to Starbucks.

Unallocated Corporate

	13 Weeks Ended			13 Weeks Ended
	Dec 30,	Dec 31,	%	Dec 30,	Dec 31,
	2007	2006	Change	2007	2006
				As a % of total net
				revenues
Depreciation and amortization expenses	$9.1	$8.3	9.6%	0.3%	0.4%
General and administrative expenses	73.4	71.8	2.2	2.7	3.0

Operating loss	$(82.5)	$(80.1)	3.0%	(3.0%)	(3.4%)

Unallocated corporate expenses pertain to corporate administrative functions that support but are not specifically attributable to the Company’s operating segments, and include related depreciation and amortization expenses.
Total unallocated corporate expenses as a percentage of total net revenues decreased to 3.0% for the 13 weeks ended December 30, 2007, from 3.4% for the corresponding period of 2007, primarily as a result of leveraging of the Company’s scale and infrastructure against global growth.
Liquidity and Capital Resources
The primary sources of the Company’s liquidity are cash flows generated from retail store operations and other business channels, borrowings under available commercial paper programs and credit agreements, proceeds from the issuance of long-term debt securities and the Company’s existing cash and liquid investments, which were $535.4 million and $459.7 million as of December 30, 2007 and September 30, 2007, respectively.
Components of the Company’s most liquid assets are as follows (in millions):

	Dec 30,	Sept 30,
	2007	2007
Cash and cash equivalents	$349.3	$281.3
Short-term investments – available-for-sale securities	113.2	83.8
Short-term investments – trading securities	72.9	73.6
Long-term investments – available-for-sale securities	—	21.0

Total cash, cash equivalents and liquid investments	$535.4	$459.7

In order to hedge its liability under its Management Deferred Compensation Plan (“MDCP”), the Company maintains a portfolio of unrestricted trading securities, the value of which was $72.9 million as of December 30, 2007. In addition, unrestricted cash and liquid securities held within the Company’s wholly owned captive insurance company to fund claim payouts totaled approximately $107.6 million as of December 30, 2007. The Company manages the balance of its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings.
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

Other than normal operating expenses, cash requirements for fiscal 2008 are expected to consist primarily of capital expenditures for new Company-operated retail stores, remodeling and refurbishment of existing Company-operated retail stores, and construction of a new roasting and distribution facility, as well as potential increased investments in International licensees and for additional share repurchases, if any.
Cash provided by operating activities increased by $129.2 million to $807.6 million for the 13 weeks ended December 30, 2007 compared to the corresponding period of fiscal 2007. The increase was primarily due to revenue growth, growth in deferred revenues for Starbucks Cards, and increases in cash provided by changes in other current assets and liabilities. The growth in the balance sheet amount for deferred revenues related to Starbucks Cards was due primarily to the holiday season.
Cash used by investing activities for the 13 weeks ended December 30, 2007 totaled $273.8 million. Net capital additions to property, plant and equipment used $263.6 million, primarily from opening 378 new Company-operated retail stores and remodeling certain existing stores during the quarter. In addition, the sale of available-for-sale securities provided $33.8 million.
Cash used by financing activities for the 13 weeks ended December 30, 2007 totaled $467.7 million. Cash used to repurchase shares of the Company’s common stock totaled $311.3 million. This amount includes the effect of the net change in unsettled trades from September 30, 2007 of $16.0 million. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors. As of December 30, 2007, a total of up to 1.3 million shares remained available for repurchase, under the existing authorization. On January 29, 2008, Starbucks Board of Directors authorized the repurchase of up to 5 million additional shares of the Company’s common stock.
Net repayments of commercial paper were $180.8 million for the 13 weeks ended December 30, 2007. As of December 30, 2007, a total of $529.5 million in borrowings were outstanding under the commercial paper program and $13.1 million in letters of credit were outstanding under the credit facility, leaving $456.9 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.
The Company’s credit facility contains provisions requiring the Company to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures the Company’s ability to cover financing expenses. As of December 30, 2007 and September 30, 2007, the Company was in compliance with each of these covenants. The $550 million of 6.25% Senior Notes, issued in the fourth quarter of fiscal 2007, also require Starbucks to maintain compliance with certain covenants, which limit future liens and sale and leaseback transactions on certain material properties. As of December 30, 2007 and September 30, 2007, the Company was in compliance with each of these covenants.
Partially offsetting cash used for share repurchases were proceeds of $21.6 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in Starbucks stock price.
Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the
	13-week period ended		Stores open as of
	Dec 30,	Dec 31,	Dec 30,	Dec 31,
	2007	2006	2007	2006
United States:
Company-operated stores	294	282	7,087	6,010
Licensed stores	190	223	4,081	3,391

	484	505	11,168	9,401

International:
Company-operated stores	84	76	1,796	1,511
Licensed stores	177	147	2,792	2,256

	261	223	4,588	3,767

Total	745	728	15,756	13,168

Starbucks plans to open approximately 2,150 net new stores on a global basis in fiscal 2008. In the United States, Starbucks plans to open approximately 650 net new Company-operated locations and 525 net new licensed locations. In International markets, Starbucks plans to open approximately 975 net new stores.
Contractual Obligations
There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 10-K.
Off-Balance Sheet Arrangement
The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Coffee Japan, Ltd. (“Starbucks Japan”). The guarantees continue until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due in 2014. The maximum amount is limited to the sum of unpaid principal and interest amounts, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. As of December 30, 2007, the maximum amount of the guarantees was approximately $4.9 million. Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheet.
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

RECENT ACCOUNTING PRONOUNCEMENTS
On October 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). See Note 1 to the consolidated financial statements for additional details.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or Starbucks first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2010 and beyond, and the potential impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or Starbucks first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the Company’s consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to commodity price, foreign currency exchange rates, equity security prices and changes in interest rates.
Foreign Currency Exchange Risk
As of December 30, 2007, the Company had forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, to hedge portions of anticipated international revenue streams and inventory purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as accounting hedges of its net investment in Starbucks Japan, as well as the Company’s net investments in its Canadian, UK, and Chinese subsidiaries, to minimize foreign currency exposure.

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
December 30, 2007

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate
Foreign currency hedges	$39	(50)	18	(22)
Interest Rate Risk, Commodity Price risk and Equity Security Price Risk
The following table summarizes the impact of a change in interest rates on the fair value of the Company’s debt (in millions):
December 30, 2007

		Change in Fair Value
		100 Basis Point Increase in	100 Basis Point Decrease in
	Fair Value	Underlying Rate	Underlying Rate
Debt	$1,102	(43)	43
There has been no material change in the commodity price risk, equity security price risk, or other interest rate risks discussed in Item 7A of the Company’s 10-K.
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
During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (December 30, 2007).
During the first quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 1 of Part I of this Report.
Item 1A. Risk Factors
Other than the addition of the risk factor below, there have been no material changes to the risk factors disclosed under Item 1A. “Risk Factors” in the 10-K.
•	The Company may not be successful in implementing important new strategic initiatives, which may have a material adverse impact on its business and financial results.
On January 7, 2008, the Company announced that its chairman Howard Schultz would take on the additional role of president and chief executive officer, replacing Jim Donald who left the Company.  The Company subsequently undertook the development and implementation of several important strategic initiatives as part of a transformation plan designed to drive long-term shareholder value and improve Starbucks results of operations, including:
•	improving the current state of the U.S. business by refocusing on the customer experience in the stores, new products and store design elements, and new training and tools for the Company’s store partners to help them give customers a superior experience;

•	slowing the Company’s pace of U.S. store openings and closing a number of underperforming U.S. store locations, enabling Starbucks to renew its focus on its store-level unit economics;

•	re-igniting the emotional attachment with customers and restoring the connections customers have with Starbucks® coffee, brand, people and stores;

•	re-aligning Starbucks organization and streamlining the management to better support customer-focused initiatives and reallocating resources to key value drivers; and

•	accelerating expansion and increasing the profitability of Starbucks outside the U.S., including redeployment of a portion of the capital originally earmarked for U.S. store growth to the international business.
There can be no assurance that the Company will be able to successfully implement its new strategic initiatives or that its transformation plan will result in improved results of operations.  If the Company does not successfully implement its new strategic initiatives, or if its transformation plan does not achieve its intended results, the Company may experience a material adverse impact on its business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended December 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased	Share	Programs(2)	or Programs(2)
October 1, 2007 – October 28, 2007	5,000,000	$26.58	5,000,000	8,518,707
October 29, 2007 – November 25, 2007	2,420,488	22.79	2,420,488	6,098,219
November 26, 2007 – December 30, 2007	4,826,091	22.23	4,826,091	1,272,128

Total	12,246,579		12,246,579

(1)	Monthly information is presented by reference to the Company’s fiscal months during the first quarter of fiscal 2008.

(2)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 25 million shares of common stock publicly announced on May 3, 2007. On January 29, 2008, Starbucks Board of Directors authorized the repurchase of up to 5 million additional shares of the Company’s common stock. Neither of these authorizations has an expiration date.

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
No.	Exhibit Description	Form	File No.	First Filing	Number	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	–	–	–	–	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	–	–	–	–	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
February 8, 2008	By:	/s/ Peter Bocian
Peter Bocian
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer