Form 10-Q
period 2008-03-30
STARBUCKS CORP
filed 2008-05-08
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 5, 2008
Common Stock, par value $0.001 per share	728.0 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except earnings per share)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Net revenues:
Company-operated retail	$2,142.9	$1,922.7	$4,494.4	$3,929.5
Specialty:
Licensing	274.4	234.8	579.2	488.7
Foodservice and other	108.7	98.1	220.0	193.1

Total specialty	383.1	332.9	799.2	681.8

Total net revenues	2,526.0	2,255.6	5,293.6	4,611.3

Cost of sales including occupancy costs	1,106.7	944.7	2,292.7	1,929.5
Store operating expenses	927.1	781.0	1,854.4	1,553.0
Other operating expenses	82.8	74.0	168.5	144.9
Depreciation and amortization expenses	138.1	113.4	271.3	223.6
General and administrative expenses	117.6	127.8	243.5	244.6

Total operating expenses	2,372.3	2,040.9	4,830.4	4,095.6

Income from equity investees	24.5	26.3	48.1	45.0

Operating income	178.2	241.0	511.3	560.7

Interest income and other, net	0.2	6.0	10.9	19.5
Interest expense	(11.2)	(6.7)	(28.3)	(13.7)

Earnings before income taxes	167.2	240.3	493.9	566.5

Income taxes	58.5	89.5	177.1	210.7

Net earnings	$108.7	$150.8	$316.8	$355.8

Net earnings per common share — basic	$0.15	$0.20	$0.43	$0.47
Net earnings per common share — diluted	$0.15	$0.19	$0.43	$0.46
Weighted average shares outstanding:
Basic	728.7	752.5	730.1	755.3
Diluted	739.3	774.1	742.2	778.5
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	March 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$303.4	$281.3
Short-term investments – available-for-sale securities	—	83.8
Short-term investments – trading securities	68.1	73.6
Accounts receivable, net	300.3	287.9
Inventories	607.3	691.7
Prepaid expenses and other current assets	145.8	148.8
Deferred income taxes, net	154.3	129.4

Total current assets	1,579.2	1,696.5

Long-term investments – available-for-sale securities	70.5	21.0
Equity and other investments	305.6	258.9
Property, plant and equipment, net	3,052.3	2,890.4
Other assets	245.0	219.4
Other intangible assets	58.1	42.1
Goodwill	223.4	215.6

TOTAL ASSETS	$5,534.1	$5,343.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$701.8	$710.3
Accounts payable	313.4	390.8
Accrued compensation and related costs	329.2	332.3
Accrued occupancy costs	82.4	74.6
Accrued taxes	8.9	92.5
Other accrued expenses	266.7	257.4
Deferred revenue	376.3	296.9
Current portion of long-term debt	0.7	0.8

Total current liabilities	2,079.4	2,155.6

Long-term debt	549.9	550.1
Other long-term liabilities	464.0	354.1

Total liabilities	3,093.3	3,059.8

Shareholders’ equity:
Common stock ($0.001 par value) – authorized, 1,200.0 shares; issued and outstanding, 730.7 and 738.3 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Other additional paid-in-capital	39.4	39.4
Retained earnings	2,315.6	2,189.4
Accumulated other comprehensive income	85.1	54.6

Total shareholders’ equity	2,440.8	2,284.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,534.1	$5,343.9

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	26 Weeks Ended
	March 30,	April 1,
	2008	2007
OPERATING ACTIVITIES:
Net earnings	$316.8	$355.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	286.3	235.5
Provision for impairments and asset disposals	42.4	13.5
Deferred income taxes, net	(15.7)	(37.2)
Equity in income of investees	(22.9)	(24.9)
Distributions of income from equity investees	17.3	32.4
Stock-based compensation	39.3	52.2
Tax benefit from exercise of stock options	2.8	5.0
Excess tax benefit from exercise of stock options	(7.7)	(46.3)
Net amortization of (discount)/premium on securities	(0.2)	0.4
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	87.8	60.6
Accounts payable	(70.0)	(60.5)
Accrued taxes	(53.4)	27.2
Deferred revenue	79.8	68.8
Other operating assets and liabilities	62.5	55.3

Net cash provided by operating activities	765.1	737.8
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(56.6)	(177.3)
Maturity of available-for-sale securities	15.3	134.7
Sale of available-for-sale securities	75.9	36.9
Acquisitions, net of cash acquired	—	(47.3)
Net purchases of equity, other investments and other assets	(26.9)	(31.1)
Net additions to property, plant and equipment	(505.1)	(507.2)

Net cash used by investing activities	(497.4)	(591.3)
FINANCING ACTIVITIES:
Repayments of commercial paper	(44,798.7)	—
Proceeds from issuance of commercial paper	44,789.1	—
Repayments of short-term borrowings	—	(429.0)
Proceeds from short-term borrowings	1.1	576.0
Proceeds from issuance of common stock	59.3	108.2
Excess tax benefit from exercise of stock options	7.7	46.3
Principal payments on long term debt	(0.3)	(0.4)
Repurchase of common stock	(311.4)	(563.1)
Other	(0.7)	—

Net cash used by financing activities	(253.9)	(262.0)
Effect of exchange rate changes on cash and cash equivalents	8.3	3.1

Net increase/(decrease) in cash and cash equivalents	22.1	(112.4)
CASH AND CASH EQUIVALENTS:
Beginning of period	281.3	312.6

End of period	$303.4	$200.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$27.8	$14.9
Income taxes	$231.0	$223.6
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 26 Weeks Ended March 30, 2008 and April 1, 2007
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of March 30, 2008, and for the 13-week and 26-week periods ended March 30, 2008 and April 1, 2007, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week and 26-week periods ended March 30, 2008 and April 1, 2007 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The results of operations for the 13-week and 26-week periods ended March 30, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2008 (“fiscal 2008”).
Certain reclassifications of prior year’s balances have been made to conform to the current format, including reclassifications from “Other operating expenses” to “General and administrative expenses” on the consolidated statements of earnings.
Investments
As of March 30, 2008, the Company had $70.5 million invested in available-for-sale securities, consisting entirely of auction rate securities.  Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals.  The $70.5 million invested in auction rate securities is collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education. As of March 30, 2008, each auction rate security held by the Company had a triple-A rating from two or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. During the second fiscal quarter of 2008, auctions for the securities were not successful, resulting in the issuers paying interest at the maximum contractual rate.  While these failures in the auction process have affected the liquidity of the securities in the near term, the Company believes the credit quality of its auction rate securities remains high due to government guarantees backing substantially all of the underlying pools of loans, continued timely receipts of all interest due, and the expectation of continued collection of these interest payments in the future.  In addition, the Company has the ability and intent to hold these investments until their liquidity has been restored, which may include holding them to their respective maturity dates.  Accordingly, these securities have been classified as long-term as of March 30, 2008.
Income Taxes
On October 1, 2007, the first day of the Company’s first fiscal quarter of 2008, Starbucks adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.
The cumulative effects of applying FIN 48 have been recorded as a decrease of $1.7 million and $1.6 million, respectively, to the Company’s fiscal 2008 opening retained earnings and additional paid-in capital. The Company also recorded an increase of $28.5 million to current income tax assets, an increase of $12.2 million to long-term income tax assets, a decrease of $24.6 million to current tax liabilities and an increase of $68.6 million to long-term tax liabilities. As of October 1, 2007, the Company had $69.9 million of gross unrecognized tax benefits of which $27.6 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense. Accrued interest expense upon adoption was $11.4 million, before benefit of federal tax deduction.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 will be effective for Starbucks first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for Starbucks first fiscal quarter of 2010. Early adoption of all aspects of SFAS 157 is permitted. Starbucks has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the required adoption dates.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for Starbucks first fiscal quarter of 2009. Early adoption is permitted. Starbucks has not yet determined if it will elect to apply any of the provisions of SFAS 159 or what the effect of adoption of the statement would have, if any, on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141 also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2010 and beyond, and the potential impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Starbucks must provide these new disclosures no later than its second fiscal quarter of 2009. Early adoption is permitted. Starbucks has not yet determined the effect on the Company’s disclosures, if any, upon adoption of SFAS 161, or if it will adopt the requirements prior to the second fiscal quarter of 2009.

Note 2: Acquisitions
In the second quarter of fiscal 2008, the Company purchased the remaining 10% equity ownership in its operations in Beijing, China. Starbucks has applied the consolidation method of accounting since the first quarter of fiscal 2007, when it acquired 90% of these previously-licensed operations.
Note 3: Derivative Financial Instruments
Cash Flow Hedges
The Company and certain subsidiaries enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases in currencies other than the entity’s functional currency. From time to time, the Company also uses futures contracts to hedge the variable price component for a small portion of its price-to-be fixed green coffee purchase contracts.
In addition, during fiscal 2007 the Company entered into, dedesignated and settled forward interest rate contracts to hedge movements in interest rates prior to issuance of its 6.25% Senior Notes. The resulting net losses from these contracts will be reclassified to “Interest expense” on the consolidated statement of earnings over the life of the Senior Notes due in 2017.
Including the interest rate contracts, the Company had accumulated net derivative losses of $12.2 million, net of taxes, in other comprehensive income as of March 30, 2008, related to cash flow hedges. Of this amount, $6.0 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. There was no significant ineffectiveness for cash flow hedges recognized during the 13-week and 26-week periods ended March 30, 2008 or April 1, 2007. Outstanding contracts will expire within 30 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”), as well as the Company’s net investments in its Canadian, United Kingdom and Chinese subsidiaries, to minimize foreign currency exposure.
The Company had accumulated net derivative losses of $17.5 million, net of taxes, in other comprehensive income as of March 30, 2008, related to net investment derivative hedges. Outstanding contracts expire within 23 months.
Other Comprehensive Income – Cash Flow and Net Investment Hedges
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in millions):

	13 Weeks Ended		26 Weeks Ended
	Mar 30,	Apr 1,	Mar 30,	Apr 1,
	2008	2007	2008	2007
Cash flow hedges:
Reclassified gains/(losses) into total net revenues	$(0.9)	$0.7	$(1.5)	$1.0
Reclassified losses into cost of sales	(2.3)	(0.1)	(4.6)	(1.1)
Reclassified losses into interest expense	(0.1)	—	(0.3)	—

Net reclassified gains/(losses) — cash flow hedges	(3.3)	0.6	(6.4)	(0.1)
Net investment hedges:
Reclassified gains into interest income and other, net	2.2	1.3	3.4	2.6

Total	$(1.1)	$1.9	$(3.0)	$2.5

Other Derivatives
Starbucks entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes to mitigate the translation risk of certain balance sheet items. For the 13-week and 26-week periods ended March 30, 2008, these forward contracts resulted in net losses of $4.5 million and $3.3 million, respectively. These losses were largely offset by the financial impact of translating foreign currency denominated payables and receivables, which is also recognized in “Interest income and other, net.” Similar contracts entered into during the second quarter of fiscal 2007 resulted in net losses of $2.3 million for the 13-week and 26-week periods ended April 1, 2007.
Note 4: Inventories
Inventories consist of the following (in millions):

	Mar 30,	Sept 30,	Apr 1,
	2008	2007	2007
Coffee:
Unroasted	$318.5	$339.5	$288.7
Roasted	70.0	88.6	77.9
Other merchandise held for sale	122.2	175.5	130.7
Packaging and other supplies	96.6	88.1	81.6

Total	$607.3	$691.7	$578.9

As of March 30, 2008, the Company had committed to purchasing green coffee totaling $440 million under fixed-price contracts and an estimated $50 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Note 5: Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in millions):

	Mar 30,	Sept 30,
	2008	2007
Land	$58.6	$56.2
Buildings	190.3	161.7
Leasehold improvements	3,350.3	3,103.1
Store equipment	1,064.0	1,002.3
Roasting equipment	219.3	208.8
Furniture, fixtures and other	602.9	559.1

	5,485.4	5,091.2
Less: accumulated depreciation and amortization	(2,654.2)	(2,416.1)

	2,831.2	2,675.1
Work in progress	221.1	215.3

Property, plant and equipment, net	$3,052.3	$2,890.4

Note 6: Debt
The Company’s debt consists of the following (in millions):

	Mar 30,	Sept 30,
	2008	2007
Commercial paper program (weighted average interest rate of 3.0% and 5.4%, respectively)	$700.7	$710.3
Other short-term borrowings	1.1	—
Current portion of long-term debt	0.7	0.8

Short-term debt	702.5	711.1

6.25% Senior Notes (due Aug 2017)	549.1	549.0
Other long-term debt	0.8	1.1

Long-term debt	549.9	550.1

Total debt	$1,252.4	$1,261.2

Note 7: Other Long-term Liabilities
The Company’s other long-term liabilities consist of the following (in millions):

	Mar 30,	Sept 30,
	2008	2007
Deferred rent	$301.1	$271.7
Unrecognized tax benefits	74.9	—
Asset retirement obligations	47.6	43.7
Minority interest	18.0	17.3
Other	22.4	21.4

Total	$464.0	$354.1

Unrecognized tax benefits represent the estimated long-term portion of the Company’s gross unrecognized tax benefits including interest upon the adoption of FIN 48. See Note 1 for additional information. As required under FIN 48, the cumulative impact of adopting the new accounting requirements was recorded as an adjustment to the opening balance of retained earnings and additional paid-in capital. The related balance sheet impacts to assets and liabilities were recorded on a prospective basis only.
Note 8: Shareholders’ Equity
The Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at March 30, 2008.
Share repurchase activity was as follows (in millions, except for average price data):

	26 Weeks Ended
	Mar 30,	Apr 1,
	2008	2007
Number of shares acquired	12.2	17.9
Average price per share of acquired shares	$24.12	$33.22
Total accrual-based cost of acquired shares	$295.3	$594.5
Total cash-based cost of acquired shares	$311.4	$563.1
The difference between the accrual-based and cash-based cost of acquired shares represents the effect of the net change in unsettled trades from the prior fiscal year-end.
Comprehensive Income
Comprehensive income, net of related tax effects, is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	Mar 30,	Apr 1,	Mar 30,	Apr 1,
	2008	2007	2008	2007
Net earnings	$108.7	$150.8	$316.8	$355.8
Unrealized holding gains on available-for-sale securities	—	0.1	—	0.2
Unrealized holding gains/(losses) on cash flow hedging instruments	1.3	(1.5)	0.4	4.0
Unrealized holding losses on net investment hedging instruments	(4.8)	(1.0)	(5.4)	(1.1)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	1.3	0.3	2.4	1.1

Net unrealized gains/(losses)	(2.2)	(2.1)	(2.6)	4.2
Translation adjustment	22.7	3.7	33.1	8.9

Total comprehensive income	$129.2	$152.4	$347.3	$368.9

The components of accumulated other comprehensive income, net of tax, as presented on the consolidated balance sheets were as follows (in millions):

	Mar 30,	Sept 30,
	2008	2007
Net unrealized holding losses on hedging instruments	$(29.7)	$(27.1)
Translation adjustment	114.8	81.7

Accumulated other comprehensive income	$85.1	$54.6

As of March 30, 2008, the translation adjustment of $114.8 million was net of tax provisions of $5.8 million. As of September 30, 2007, the translation adjustment of $81.7 million was net of tax provisions of $7.3 million.
Note 9: Stock-Based Compensation
The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors and consultants. As of March 30, 2008, there were 47.1 million shares of common stock available for issuance pursuant to future equity-based compensation awards. The Company also has employee stock purchase plans (“ESPP”).
The following table represents total stock based compensation expense recognized in the consolidated statements of earnings (in millions):

	13 Weeks Ended		26 Weeks Ended
	Mar 30, 2008	Apr 1, 2007	Mar 30, 2008	Apr 1, 2007
Stock option expense	$10.8	$25.0	$31.9	$46.5
RSU expense	1.0	—	1.0	—
ESPP expense	3.2	2.8	6.4	5.7

Total stock-based compensation expense	$15.0	$27.8	$39.3	$52.2

The decrease in stock option expense for fiscal 2008 was due to a higher level of forfeitures in the second quarter.
Options
The following table presents the weighted average assumptions used to value stock options, along with the related weighted average grant price for the 13-week and 26-week periods ended March 30, 2008 and April 1, 2007:

	Employee Stock Options Granted During the Period
	13 Weeks Ended		26 Weeks Ended
	Mar 30, 2008	Apr 1, 2007	Mar 30, 2008	Apr 1, 2007
Expected term (in years)	4.5	4.5	4.8	4.7
Expected stock price volatility	34.7%	26.9%	29.3%	29.0%
Risk-free interest rate	2.0%	4.6%	3.4%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average grant price	$18.10	$33.43	$22.59	$36.65

Estimated fair value per option granted	$5.69	$10.22	$7.01	$11.97
The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The following table summarizes all stock option transactions from September 30, 2007 through March 30, 2008 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value
Outstanding, September 30, 2007	65.5	$20.97	6.2	$507.5
Granted	14.2	22.59
Exercised	(3.3)	11.43
Forfeited/Cancelled	(4.4)	28.71

Outstanding, March 30, 2008	72.0	21.23	6.1	189.2

Exercisable, March 30, 2008	46.9	17.76	4.6	189.2
Vested and expected to vest, March 30, 2008	67.7	20.85	5.9	189.2
The closing market value of the Company’s stock on March 28, 2008 was $17.05. As of March 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $106 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.0 years.
RSUs
RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee’s continuing employment. The fair value of these service based RSUs are based on the fair value of Starbucks common stock on the award date. The following table summarizes all RSU transactions from September 30, 2007 through March 30, 2008 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Number	Grant	Remaining	Aggregate
	of	Date	Contractual	Intrinsic
	Shares	Fair Value	Life (Years)	Value
Nonvested, September 30, 2007	0.2	$27.83	3.0	$4.7
Granted	1.0	17.39
Vested	—	—
Forfeited/Cancelled	—	—

Nonvested, March 30, 2008	1.2	18.94	2.5	20.6

Total unrecognized stock-based compensation expense related to nonvested RSUs was approximately $21.5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.5 years.
Note 10: Earnings Per Share
The following table presents the calculation of net earnings per common share (“EPS”) – basic and diluted (in millions, except EPS):

	13 Weeks Ended		26 Weeks Ended
	Mar 30,	April 1,	Mar 30,	April 1,
	2008	2007	2008	2007
Net earnings	$108.7	$150.8	$316.8	$355.8
Weighted average common shares and common stock units outstanding (for basic calculation)	728.7	752.5	730.1	755.3
Dilutive effect of outstanding common stock options	10.6	21.6	12.1	23.2

Weighted average common and common equivalent shares outstanding (for diluted calculation)	739.3	774.1	742.2	778.5

EPS — basic	$0.15	$0.20	$0.43	$0.47
EPS — diluted	$0.15	$0.19	$0.43	$0.46

The number of antidilutive options and RSUs totaled 43.7 million and 11.8 million for the 13-week periods ended March 30, 2008 and April 1, 2007, respectively. The number of antidilutive options and RSUs totaled 40.8 million and 8.5 million for the 26-week periods ended March 30, 2008 and April 1, 2007, respectively.
Note 11: Commitments and Contingencies
Guarantees
The following table presents information on unconditional guarantees as of March 30, 2008 (in millions):

			Fair value estimate
	Maximum	Year Guarantee	recorded on
	Exposure	Expires in	Balance Sheet
Japanese yen-denominated bank loans (Starbucks Japan – an unconsolidated equity investee)	$5.6	2014	$— (1)
Borrowings of other unconsolidated equity investees	$16.4	2008 to 2012	$3.5

(1)	Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheets.
Legal Proceedings
On June 3, 2004, two then-current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA, and that each manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain a manager thereafter. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorneys’ fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the three years before the suit was filed. The Company’s initial motion for summary judgment was denied without prejudice. The Company has filed another motion for summary judgment with the court. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws. The Company cannot estimate the possible loss to the Company, if any, and believes that a loss in this case is unlikely. There is currently no trial date. The Company intends to vigorously defend the lawsuit.
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On February 28, 2008, the court ruled against the Company in the liability phase of the trial and on March 20, 2008 the court ordered the Company to pay approximately $87 million in restitution, plus interest. The Company plans to vigorously appeal the trial court’s rulings. Starbucks believes that while the adverse ruling by the trial judge in this case makes the possibility of loss somewhat more likely, the Company is only at the very beginning of the appellate process. Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is reasonably possible rather than probable. The Company has not accrued any loss related to this litigation.

As previously disclosed in the Company’s Form 10-Q for the 13 weeks ended December 30, 2007, a former employee of the Company filed a lawsuit, entitled James Falcon v. Starbucks Corporation and Does 1 through 100, in the U.S. District Court for the Southern District of Texas claiming that the Company violated requirements of the FLSA. In February 2008, the Company and the plaintiffs agreed upon terms of a settlement which was approved by the court on March 4, 2008.
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
Note 12: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
March 30, 2008
Company-operated retail revenues	$1,725.5	$417.4	$—	$—	$2,142.9
Licensing revenues	115.1	63.0	96.3	—	274.4
Foodservice and other revenues	95.7	13.0	—	—	108.7
Total net revenues	1,936.3	493.4	96.3	—	2,526.0
Operating income/(loss)	193.9	17.8	42.7	(76.2)	178.2
Earnings/(loss) before income taxes	194.3	22.6	42.7	(92.4)	167.2
Depreciation and amortization	102.2	26.5	—	9.4	138.1
Income/(loss) from equity investees	(0.7)	15.2	10.0	—	24.5
Net impairment and disposition losses	27.8	9.6	—	0.1	37.5

April 1, 2007
Company-operated retail revenues	$1,595.3	$327.4	$—	$—	$1,922.7
Licensing revenues	104.8	51.1	78.9	—	234.8
Foodservice and other revenues	89.3	8.8	—	—	98.1
Total net revenues	1,789.4	387.3	78.9	—	2,255.6
Operating income/(loss)	267.6	21.1	37.7	(85.4)	241.0
Earnings/(loss) before income taxes	269.9	22.3	37.7	(89.6)	240.3
Depreciation and amortization	84.4	20.7	—	8.3	113.4
Income from equity investees	—	13.0	13.3	—	26.3
Net impairment and disposition losses	2.8	6.2	—	1.0	10.0

	United			Unallocated
26 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
March 30, 2008
Company-operated retail revenues	$3,615.8	$878.6	$—	$—	$4,494.4
Licensing revenues	253.0	129.3	196.9	—	579.2
Foodservice and other revenues	193.7	26.3	—	—	220.0

	United			Unallocated
26 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
Total net revenues	4,062.5	1,034.2	196.9	—	5,293.6
Operating income/(loss)	504.8	71.9	93.3	(158.7)	511.3
Earnings/(loss) before income taxes	512.2	80.8	93.3	(192.4)	493.9
Depreciation and amortization	200.6	52.2	—	18.5	271.3
Income/(loss) from equity investees	(0.3)	27.3	21.1	—	48.1
Net impairment and disposition losses	31.5	10.8	—	0.1	42.4

April 1, 2007
Company-operated retail revenues	$3,255.6	$673.9	$—	$—	$3,929.5
Licensing revenues	218.1	101.0	169.6	—	488.7
Foodservice and other revenues	175.6	17.5	—	—	193.1
Total net revenues	3,649.3	792.4	169.6	—	4,611.3
Operating income/(loss)	592.7	54.2	79.3	(165.5)	560.7
Earnings/(loss) before income taxes	596.7	55.8	79.3	(165.3)	566.5
Depreciation and amortization	165.8	41.2	—	16.6	223.6
Income from equity investees	—	21.0	24.0	—	45.0
Net impairment and disposition losses	5.3	7.2	—	1.0	13.5

(1)	Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses and amounts included in “Interest income and other, net” and “Interest expense” on the consolidated statements of earnings.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including anticipated store openings, trends in or expectations regarding Starbucks Corporation’s initiatives and plans, earnings per share, cash flow requirements, revenue growth, free cash flow, operating margins, expense control, capital expenditures and guidance and targets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful implementation of the Company’s transformation agenda and other initiatives, successful execution of internal performance and expansion plans, fluctuations in United States and international economies and currencies, ramifications from the war on terrorism, or other international events or developments, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein, including those described in Part II Item 1A. “Risk Factors” in this Form 10-Q, and in Starbucks Corporation’s other filings with the SEC, including the Item 1A. “Risks Factors” section of the 10-K.
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
This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K.
General
Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of store closures.

Management Overview
Fiscal 2008 – Second Quarter in Review and Full Year Outlook
Starbucks is experiencing a substantial down-turn in traffic in its U.S. stores, reflected in the reduced frequency of customer visits. The Company believes that this is caused by a number of factors in the U.S. economy that have sharply reduced the amount consumers have to spend on discretionary purchases. These factors include the higher cost of such basic consumer staples as gas and food, a dramatic drop in consumer confidence, and sharply falling home values in certain areas of the country (California and Florida) where Starbucks has a high concentration of Company-operated stores.
Starbucks business is highly sensitive to increases and decreases in customer traffic. Increased customer visits mean that expenses can be spread across a greater revenue base, thereby improving operating margins, but the reverse is also true.
Since the start of the Company’s second fiscal quarter, Starbucks has taken many steps to address the deterioration in the U.S. retail environment, including announcement and initial implementation of the Company’s transformation agenda, which is a comprehensive set of initiatives to reinvigorate the Starbucks Experience for the Company’s customers and to increase customer traffic in its U.S. stores.
As a result of the weakening U.S. economy and decreased customer traffic, as well as the costs associated with the implementation of the Company’s rationalization of its store portfolio and the transformation agenda, the Company’s second quarter results were negatively impacted in the following ways:
•	Consolidated operating income decreased 26% to $178.2 million in the second fiscal quarter of 2008, and operating margin contracted to 7.1% from 10.7% in the prior year. The decline was heavily influenced by weakness in the U.S. segment, due to softness in existing store sales, charges related to the rationalization of the store portfolio, and costs associated with the implementation of the Company’s transformation agenda.

•	EPS for the quarter was $0.15, down 21% from the $0.19 per share earned in the prior year. The charges related to the rationalization of its store portfolio and costs associated with the implementation of the Company’s transformation agenda negatively impacted EPS by approximately $0.03 per share.
Fiscal 2008 – Full Year Outlook
Fiscal 2008 will be a transition year for Starbucks, as the Company executes on the initiatives generated by its transformation agenda. Consolidated revenue growth of approximately 13-14% is expected for the full fiscal year. EPS for the year is expected to be somewhat lower than the $0.87 reported for fiscal 2007. Capital expenditures of approximately $1.1 billion are expected for the full fiscal year. The Company lowered its U.S. store opening target to 1,020 net new stores; its International target remains at 975 net new stores.
Recent Developments
During the second quarter of fiscal 2008, the Company announced its agenda to transform and reinvigorate the U.S. business. Key points of the transformation agenda include:
•	Slowing the pace of U.S. store openings;

•	Taking decisive actions to enhance the Starbucks Experience, including espresso excellence training in February 2008 for all employees in U.S. Company-operated stores;

•	Launching in April 2008 a new, everyday brewed coffee, Pike Place RoastTM, which returned the Company to the practice of grinding whole beans in stores and brewing every 30 minutes to provide customers with the freshest coffee possible;

•	Enhancing the preparation and quality of coffee offerings by introducing a new espresso machine — the MastrenaTM; and

•	Introducing the Starbucks Card Rewards loyalty program.
Initiatives underway for fiscal 2008 include:
•	Focusing on the core beverage business and introducing three new beverage platforms designed to invigorate the Company’s beverage offerings: energy beverage, health and wellness, and a new cold beverage category;

•	Introducing new breakfast food offerings and new bakery and chilled foods; and

•	Refining the Company’s entertainment strategy and restructuring the entertainment business to focus on digital and core content with music and books.
Management has reviewed all aspects of the Company’s operations to ensure it is best utilizing its resources and is working to reduce expenses in non-critical areas. Management believes that as the Company continues to execute on the initiatives generated by the transformation agenda, the Company will reinvigorate the Starbucks Experience for customers, and in doing so, deliver increased value to shareholders.
In April 2008, Starbucks disclosed quantifiable, longer-term financial metrics. These metrics will measure progress the Company is making on its transformation agenda as the Company continues to take advantage of growth opportunities globally, with a renewed focus on creating long term shareholder value. The principles management used in establishing the targets for the Company include:
•	A renewed focus on the use of capital and generation of free cash flow;

•	Investing in the growth opportunities in the International operating segment, by continuing to expand with license partners globally, while delivering significant operating margin improvement; and

•	Being more disciplined on expense management.
The financial metrics for 2009 through 2011 include:
•	Investment in Stores - Starbucks plans to open fewer new stores in the U.S. over the 2009 to 2011 period. Less than 400 stores per year are projected to be opened and approximately 250 will be Company-operated stores in each of the three years. At the same time, the Company plans to continue to accelerate its International unit expansion, targeting net new store openings as follows: approximately 1,050 in 2009, 1,150 in 2010, and 1,300 in 2011.

•	Use of Capital - The Company expects capital expenditures of approximately $800 million per year beginning in fiscal 2009, which includes incremental capital costs for its transformation initiatives.

•	Revenue Growth - Starbucks is targeting International revenue growth at a compound annual growth rate of 20% over the three-year period, driven by new store openings and continued growth in existing stores. CPG is expected to grow 15% per year, through product and channel expansion. The U.S. segment is expected to continue to grow, but at a slower pace than in previous years, in line with the slowing of new store openings, and more conservative expectations of same store sales growth that assumes a continued difficult consumer economic environment. For the U.S. segment, Starbucks is expecting a three-year compound annual growth rate of just over 6%. Total Company revenues are expected to grow at a 10% three-year compound annual rate.

•	EPS Expansion - For fiscal 2009, the Company is targeting an EPS range of $0.90 to $1.00. For fiscal 2010, Starbucks anticipates EPS in the range of $1.10 to $1.20. In fiscal 2011, EPS is expected to be in the range of $1.35 to $1.50.

•	Operating Margin Targets - Starbucks expects International operating margins to improve to approximately 12% in 2011. CPG operating margin is expected to remain flat with fiscal 2007 at 50% each year over the 2009 to 2011 period. Operating margin for the U.S. segment is expected to stabilize after 2008, at an average of approximately 11.5% from 2009 to 2011. Consolidated operating margin is expected to improve over the three-year period from 2008 level, but will remain below 2007 operating margin of 11.2%, driven by the erosion in the U.S. business.

•	Corporate G&A Leverage - The Company expects to gain leverage of approximately one percent of revenues from unallocated corporate general and administrative expenses, with improvement over the four-year period due to the Company’s cost saving initiatives.

•	Free Cash Flow Generation (1) — In line with the targets referenced above, the Company expects to generate over $4.4 billion in cash from operating activities and have $2.4 billion in capital expenditures, leading to $2 billion in cumulative free cash flow from 2009 through 2011. Starbucks defines free cash flow as cash from operations less capital expenditures. The Company intends to use this excess cash to return value to shareholders through share repurchases or drive increased value through investment in new opportunities with attractive expected returns on capital.

(1)  Free cash flow is a non-GAAP financial measure and may not be comparable to similar measures used by other companies. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. The disclosure of free cash flow is intended to supplement investors’ understanding of the Company’s operating performance.
Results of Operations for the 13 Weeks and 26 Weeks Ended March 30, 2008 and April 1, 2007
Revenues – Consolidated

	13 Weeks Ended			26 Weeks Ended
	Mar 30,	Apr 1,	%	Mar 30,	Apr 1,	%
(in millions)	2008	2007	Change	2008	2007	Change
Net revenues:
Company-operated retail	$2,142.9	$1,922.7	11.5%	$4,494.4	$3,929.5	14.4%

Specialty: Licensing	274.4	234.8	16.9	579.2	488.7	18.5
Foodservice and other	108.7	98.1	10.8	220.0	193.1	13.9

Total specialty	383.1	332.9	15.1	799.2	681.8	17.2

Total net revenues	$2,526.0	$2,255.6	12.0%	$5,293.6	$4,611.3	14.8%
Net revenues for the 13 weeks and 26 weeks ended March 30, 2008, increased compared to the corresponding periods of fiscal 2007, driven by increases in both Company-operated retail and specialty operations.
Starbucks derived 85% of total net revenues from its Company-operated retail stores during the 13 weeks and 26 weeks ended March 30, 2008. The U.S. segment contributed approximately 81% of total retail revenues. Company-operated retail revenues increased compared to the same period in fiscal 2007 primarily due to the opening of 1,290 new Company-operated retail stores in the last 12 months. Also contributing were favorable foreign currency exchange rates, primarily on the Canadian dollar. The slower growth rate of retail revenues in the second quarter of fiscal 2008 was due to a mid-single-digit decline in U.S. comparable store sales, resulting from decreased traffic.
The Company derived the remaining 15% of total net revenues from licensing and foodservice channels outside the Company-operated retail stores, collectively known as specialty operations.
Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased for the 13 weeks and 26 weeks ended March 30, 2008 compared to the corresponding period of fiscal 2007. The increase was primarily due to higher product sales and royalty revenues in the U.S. and International segments from the opening of 1,208 new licensed retail stores in the last 12 months, and an increase in CPG revenues resulting from increased sales of packaged coffee and tea in the U.S.
Foodservice and other revenues for the 13 weeks and 26 weeks ended March 30, 2008, increased compared to the corresponding periods of fiscal 2007 primarily due to growth in new and existing foodservice accounts in both U.S. and International markets.
Operating expenses – Consolidated

	13 Weeks Ended				26 Weeks Ended
	Mar 30,	Apr 1,	%		Mar 30,	Apr 1,	%
(in millions)	2008	2007	Change		2008	2007	Change
Cost of sales including occupancy costs	$1,106.7	$944.7	17.1%		$2,292.7	$1,929.5	18.8%
As a % of total net revenues	43.8%	41.9%	1.9	ppt	43.3%	41.8%	1.5	ppt

Store operating expenses	$927.1	$781.0	18.7%		$1,854.4	$1,553.0	19.4%
As a % of related net revenues	43.3%	40.6%	2.7	ppt	41.3%	39.5%	1.8	ppt

Other operating expenses	$82.8	$74.0	11.9%		$168.5	$144.9	16.3%
As a % of related net revenues	21.6%	22.2%	(0.6	) ppt	21.1%	21.3%	(0.2	) ppt

	13 Weeks Ended				26 Weeks Ended
	Mar 30,	Apr 1,	%		Mar 30,	Apr 1,	%
(in millions)	2008	2007	Change		2008	2007	Change
Depreciation and amortization expenses	$138.1	$113.4	21.8%		$271.3	$223.6	21.3%
As a % of total net revenues	5.5%	5.0%	0.5	ppt	5.1%	4.8%	0.3	ppt

General and administrative expenses	$117.6	$127.8	(8.0)%		$243.5	$244.6	(0.4)%
As a % of total net revenues	4.7%	5.7%	(1.0	) ppt	4.6%	5.3%	(0.7	) ppt

Operating income	$178.2	$241.0	(26.1)%		$511.3	$560.7	(8.8)%
As a % of. total net revenues	7.1%	10.7%	(3.6	) ppt	9.7%	12.2%	(2.5	) ppt
Cost of sales including occupancy costs for the 13 weeks and 26 weeks ended March 30, 2008 increased compared to the prior year periods, primarily due to higher occupancy costs and higher dairy costs as a percentage of revenues.
Store operating expenses as a percentage of related company-operated retail revenues for the 13 weeks and 26 weeks ended March 30, 2008 increased compared to the prior year periods. The increases were caused by a combination of slower growth of revenues, charges associated with the rationalization of the Company’s store portfolio and costs related to the transformation agenda initiatives.
General and administrative expenses as a percentage of total net revenues improved for the 13 weeks and 26 weeks ended March 30, 2008, primarily due to lower payroll-related expenses.
Operating income for the 13 weeks and 26 weeks ended March 30, 2008 decreased and operating margin contracted compared to the prior year. The contraction in operating margin for the 13 weeks ended March 30, 2008 was primarily driven by softer sales in the U.S. business, although both the International and CPG businesses experienced margin pressure as well. Contributing to both the U.S. and International margin erosion was the second quarter negative impact of the charges related to the rationalization of the store portfolio and costs associated with the implementation of the transformation agenda initiatives.
Income taxes — Consolidated

	13 Weeks Ended				26 Weeks Ended
	Mar 30,	Apr 1,	%		Mar 30,	Apr 1,	%
(in millions)	2008	2007	Change		2008	2007	Change
Income taxes	$58.5	$89.5	(34.6)%		$177.1	$210.7	(15.9)%
Effective tax rate	35.0%	37.2%	(2.2	) ppt	35.9%	37.2%	(1.3	) ppt
The effective tax rate for the 13 weeks and 26 weeks ended March 30, 2008 improved primarily due to the relatively larger contribution from International earnings in the second quarter of fiscal 2008.
SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management performs its reviews of financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in millions):
United States

	13 Weeks Ended				26 Weeks Ended
	Mar 30,	Apr 1,	%		Mar 30,	Apr 1,	%
(in millions)	2008	2007	Change		2008	2007	Change
Total net revenues	$1,936.3	$1,789.4		8.2%	$4,062.5	$3,649.3		11.3%

Total operating expenses	$1,741.7	$1,521.8		14.4%	$3,557.4	$3,056.6		16.4%
As a % of U.S. total net revenues	89.9%	85.0%	4.9	ppt	87.6%	83.8%	3.8	ppt

Income from equity investees	$(0.7)	—	nm		$(0.3)	—	nm
As a % of U.S. total net revenues	—	—	—		—	—	—

Operating income	$193.9	$267.6		(27.5)%	$504.8	$592.7		(14.8)%
As a % of U.S. total net revenues	10.0%	15.0%	(5.0	) ppt	12.4%	16.2%	(3.8	) ppt

Total U.S. net revenues for the 13 weeks and 26 weeks ended March 30, 2008 increased primarily due to higher Company-operated retail revenues, which comprise 89% of total U.S. net revenues. U.S. Company-operated retail revenues increased due to the opening of 976 new Company-operated retail stores in the last 12 months, offset by a mid-single-digit decline in U.S. comparable store sales for the second quarter of fiscal 2008. Starbucks believes a significant driver of the comparable store sales decline is the current difficult economic environment, which results in less frequent customer visits to the stores.
Operating margin contracted substantially for the 13 weeks and 26 weeks ended March 30, 2008 due to the decline in store traffic, higher store operating expenses and higher cost of sales including occupancy costs as a percentage of total net revenues. Higher store operating expenses were due to costs associated with terminating future store site commitments, along with the write-off of certain store assets. Higher cost of sales including occupancy costs was driven by increased dairy costs and higher rent expenses. Higher rent expense as a percentage of revenues was caused by lost sales leverage, as well as increased average rent per store.
International

	13 Weeks Ended				26 Weeks Ended
	Mar 30,	Apr 1,	%		Mar 30,	Apr 1,	%
(in millions)	2008	2007	Change		2008	2007	Change
Total net revenues	$493.4	$387.3		27.4%	$1,034.2	$792.4		30.5%

Total operating expenses	$490.8	$379.2		29.4%	$989.6	$759.2		30.3%
As a % of International total net revenues	99.5%	97.9%	1.6	ppt	95.7%	95.8%	(0.1	) ppt

Income from equity investees	$15.2	$13.0		16.9%	$27.3	$21.0		30.0%
As a % of International total net revenues	3.1%	3.4%	(0.3	) ppt	2.6%	2.7%	(0.1	) ppt

Operating income	$17.8	$21.1		(15.6)%	$71.9	$54.2		32.7%
As a % of International total net revenues	3.6%	5.4%	(1.8	) ppt	7.0%	6.8%	0.2	ppt
Total International net revenues increased for the 13 weeks and 26 weeks ended March 30, 2008 primarily due to an increase in International Company-operated retail revenues, which comprise 85% of total International net revenues. The increase in retail revenues was due to the opening of 314 net new International Company-operated retail stores in the last 12 months and favorable foreign currency exchange rates, primarily on the Canadian dollar. Also contributing to the increased total International net revenues was increased International specialty revenues due to higher product sales and royalty revenues from opening 564 new International licensed retail stores in the last 12 months.
Operating margin decreased for the 13 weeks ended March 30, 2008 primarily due to costs associated with rationalization of the store portfolio and higher cost of sales including occupancy costs as a percentage of sales.
Global Consumer Products Group

	13 Weeks Ended				26 Weeks Ended
	Mar 30,	Apr 1,	%		Mar 30,	Apr 1,	%
(in millions)	2008	2007	Change		2008	2007	Change
Total specialty revenues	$96.3	$78.9		22.1%	$196.9	$169.6		16.1%

Total operating expenses	$63.6	$54.5		16.7%	$124.7	$114.3		9.1%
As a % of CPG total net revenues	66.0%	69.1%	(3.1	) ppt	63.3%	67.4%	(4.1	) ppt

Income from equity investees	$10.0	$13.3		(24.8)%	$21.1	$24.0		(12.1)%
As a % of CPG total net revenues	10.4%	16.9%	(6.5	) ppt	10.7%	14.2%	(3.5	) ppt

Operating income	$42.7	$37.7		13.3%	$93.3	$79.3		17.7%
As a % of CPG total net revenues	44.3%	47.8%	(3.5	) ppt	47.4%	46.8%	0.6	ppt

Total CPG net revenues increased for the 13 weeks and 26 weeks ended March 30, 2008 due to higher sales of packaged coffee and tea in the U.S. market as well as increased product sales and royalties in the International ready-to-drink business.
Operating margin compressed substantially for the 13 weeks ended March 30, 2008 driven by lower income from equity investees as a result of product write-offs within The North American Coffee Partnership joint venture.
Unallocated Corporate

	13 Weeks Ended				26 Weeks Ended
	Mar 30,	Apr 1,	%		Mar 30,	Apr 1,	%
(in millions)	2008	2007	Change		2008	2007	Change
Operating loss	$76.2	$85.4	(10.8)%		$158.7	$165.5	(4.1)%
As a % of total net revenues	3.0%	3.8%	(0.8	) ppt	3.0%	3.6%	(0.6	) ppt
Total unallocated corporate expenses as a percentage of total net revenues decreased primarily as a result of lower payroll-related expenses.
Financial Condition and Liquidity
The Company’s existing cash and liquid investments were $371.5 million and $459.7 million as of March 30, 2008 and September 30, 2007, respectively. The decrease in liquid investments reflects that auction rate securities, most of which are held within the Company’s wholly owned captive insurance company, are not currently considered liquid and have been reclassified to long-term investments as of March 30, 2008. Included in the cash and liquid investment balances are the following:
•	A portfolio of unrestricted trading securities, designed to hedge the Company’s liability under its Management Deferred Compensation Plan (“MDCP”). The value of this portfolio was $68.1 million and $73.6 million as of March 30, 2008 and September 30, 2007, respectively.

•	Unrestricted cash and liquid securities, held within the Company’s wholly owned captive insurance company, to fund claim payouts. The value of these unrestricted cash and liquid securities was approximately $50.3 million and $98.1 million as of March 30, 2008 and September 30, 2007, respectively.
The Company manages the balance of its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings.
Credit rating agencies currently rate the Company’s borrowings as follows:

	Commercial paper	Long-term debt
Moody’s	P-2	Baa1
Standard & Poor’s	A-2	BBB+
The Company intends to use its cash and liquid investments, including any borrowings under its revolving credit facility, commercial paper program and proceeds from the issuance of long term debt securities, to invest in its core businesses and new beverage innovations as well as other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in selected equity method investees and licensed operations, particularly in international markets. Depending on market conditions and other factors, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Management believes that cash flow generated from operations, existing cash and liquid investments, as well as borrowing capacity under the revolving credit facility and commercial paper program, should be sufficient to finance capital requirements for its core businesses for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

Other than normal operating expenses, cash requirements for fiscal 2008 are expected to consist primarily of capital expenditures for new Company-operated retail stores and remodeling and refurbishment of existing Company-operated retail stores, as well as capital costs for the transformation initiatives and construction of a new roasting and distribution facility. Potential increased investments in International licensees may require additional cash expenditures.
Cash provided by operating activities increased by $27 million to $765.1 million for the 26 weeks ended March 30, 2008 compared to the corresponding period of fiscal 2007. The modest increase was primarily due to revenue growth offset by a decrease in cash provided by changes in operating assets and liabilities.
Cash used by investing activities for the 26 weeks ended March 30, 2008 totaled $497.4 million. Net capital additions to property, plant and equipment used $505.1 million, primarily from opening 619 new Company-operated retail stores and remodeling certain existing stores during the 26-week period. In addition, the sale and maturity of available-for-sale securities provided $75.9 million and $15.3 million, respectively, for the 26 weeks ended March 30, 2008, consisting primarily of auction rate securities that were sold through the normal auction process.
Cash used by financing activities for the 26 weeks ended March 30, 2008 totaled $253.9 million. Cash used to repurchase shares of the Company’s common stock totaled $311.4 million, all in the first quarter of fiscal 2008. This amount includes the effect of the net change in unsettled trades from September 30, 2007 of $16.0 million. Net repayments of commercial paper were $9.6 million for the 26 weeks ended March 30, 2008. As of March 30, 2008, a total of $700.7 million in borrowings were outstanding under the commercial paper program and $14.1 million in letters of credit were outstanding under the credit facility, leaving $284.5 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility. Partially offsetting cash used for share repurchases were proceeds of $59.3 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, Starbucks will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
The Company’s credit facility contains provisions requiring Starbucks to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures the Company’s ability to cover financing expenses. As of March 30, 2008 and September 30, 2007, the Company was in compliance with each of these covenants. The $550 million of 6.25% Senior Notes, issued in the fourth quarter of fiscal 2007, also require Starbucks to maintain compliance with certain covenants that limit future liens and sale and leaseback transactions on certain material properties. As of March 30, 2008 and September 30, 2007, the Company was in compliance with each of these covenants.
As described in more detail in Note 1 to the Consolidated Financial Statements, as of March 30, 2008, the Company had $70.5 million invested in available-for-sale securities, consisting entirely of auction rate securities.  During the second fiscal quarter of 2008, auctions for these securities were not successful. While the recent auction failures will limit the liquidity of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.
Store Data
The following table summarizes the Company’s retail store information:

	Net stores opened during the period				Stores open as of
	13 weeks ended		26 weeks ended
	Mar 30,	Apr 1,	Mar 30,	Apr 1,	Mar 30,	Apr 1,
	2008	2007	2008	2007	2008	2007
United States:
Company-operated stores	170	271	464	553	7,257	6,281
Licensed stores	96	142	286	365	4,177	3,533

	266	413	750	918	11,434	9,814

International:
Company-operated stores	71	42	155	118	1,867	1,553
Licensed stores	133	105	310	252	2,925	2,361

	204	147	465	370	4,792	3,914

Total	470	560	1,215	1,288	16,226	13,728

Contractual Obligations
There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 10-K.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to guarantees and are detailed in Note 11 to the Consolidated Financial Statements in this Form 10-Q.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents the Company’s primary market risk, generated by its purchases of green coffee and dairy products. The Company purchases, roasts and sells high quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impacts the Company’s results of operations and can be expected to impact its future results of operations. For additional details see “Product Supply” in Item 1, as well as “Risk Factors” in Item 1A of the 10-K.
Seasonality and Quarterly Results
The Company’s business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. The Company’s cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores, and the Company’s growth may conceal the impact of other seasonal influences. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Consolidated Financial Statements in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates.
Foreign Currency Exchange Risk
As discussed in Note 3 to the Consolidated Financial Statements to the 10-K, Starbucks enters into certain hedging transactions to help mitigate its exposure to foreign currency denominated revenues, purchases, assets and liabilities.
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

March 30, 2008

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate
Foreign currency hedges	$40	$(44)	$19	$(23)
Interest Rate Risk, Commodity Price risk and Equity Security Price Risk
There has been no material change in the commodity price risk, equity security price risk, or interest rate risk discussed in Item 7A of the 10-K.
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
During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (March 30, 2008).
During the second quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 1 of Part I of this Report.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A. “Risk Factors” in the 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A. “Risk Factors” in the 10-K.
The following new risk factor has been added to the risk factors disclosed under Item 1A. “Risk Factors” in the 10-K.
New Risk Factor
•	The Company may not be successful in implementing important new strategic initiatives, or even if successfully implemented such initiatives may not achieve the Company’s intended results, either of which may have a material adverse impact on its business and financial results.
On January 7, 2008, the Company announced that its chairman Howard Schultz would take on the additional role of president and chief executive officer, replacing Jim Donald who left the Company. The Company subsequently undertook the development and implementation of several important strategic initiatives as part of a transformation agenda designed to drive long-term shareholder value and improve Starbucks results of operations, including:
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
There can be no assurance that the Company will be able to successfully implement its new strategic initiatives or that its transformation agenda will result in improved results of operations. If the Company does not successfully implement its new strategic initiatives, or if its transformation agenda does not achieve its intended results, the Company may experience a material adverse impact on its business and financial results.
Additionally, the following four risk factors, which were previously disclosed under Item 1A. “Risk Factors” in the 10-K, have been updated and revised and are replaced in their entirety by the risk factors set forth below.
•	Failing to meet market expectations for Starbucks financial performance could cause the market price of Starbucks stock to drop rapidly and sharply

•	Starbucks is highly dependent on the financial performance of its United States operating segment

•	The China market is important to the Company’s long-term growth prospects — doing business there and in other developing countries can be challenging

•	Effectively managing the Company’s rapid growth is challenging

Updated and Revised Risk Factors
•	Failure to meet market expectations for Starbucks financial performance will likely adversely affect the market price of Starbucks stock.
The Company’s failure to meet market expectations going forward, particularly with respect to comparable store sales, net revenues, operating margins, and earnings per share, will likely result in a further drop in the market price of Starbucks stock.
•	Starbucks is highly dependent on the financial performance of its United States operating segment.
The Company’s financial performance is highly dependent on its United States operating segment, which comprised 78% of consolidated total net revenues in fiscal 2007. The Company has experienced a substantial down-turn in traffic in its U.S. stores in fiscal 2008, which has adversely affected the operating results of the U.S. segment and the Company as a whole. If the U.S. segment is unable to improve its financial performance, the Company’s business and financial results will continue to be adversely affected.
•	Developing country markets are important to the Company’s long-term growth prospects, however, doing business in these markets can be challenging.
Many of the risks and uncertainties of doing business in developing countries are largely within the control of the governments of such countries. These governments can regulate the business conducted by Starbucks by restricting the scope of the Company’s foreign investments and the food and beverage, retail, wholesale and distribution business conducted within such countries. Although management believes it has structured the Company’s operations to comply with local laws, there can be substantial uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in these developing countries. If governmental authorities in these developing countries conclude that Starbucks has not complied with one or more existing or future laws or regulations, or if their interpretations of those laws or regulations were to change over time, the Company’s affiliates could be subject to fines and other financial penalties, prohibited from opening new stores or forced to cease operations entirely. Moreover, any inability of the Company to enforce its intellectual property and contract rights in the courts of these countries could adversely affect the Company’s business.
•	Effectively managing the Company’s growth can be challenging.
The Company expects to have a total of approximately 21,500 Starbucks stores by the end of fiscal 2011. Effectively managing growth can be challenging, particularly as Starbucks expands into new markets internationally, where it must balance the need for flexibility and a degree of autonomy for local management with consistency with the Company’s goals, philosophy and standards. Significant growth can make it increasingly difficult to ensure a consistent supply of high quality raw materials, to locate and hire sufficient numbers of key employees to meet the Company’s growth targets, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the second quarter of fiscal 2008. As of the end of the quarter, the maximum number of shares that may yet be purchased under publicly announced stock repurchase plans was 6,272,128 shares. This number includes the additional 5 million shares authorized by the Starbucks Board of Directors on January 29, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of the Company held on March 19, 2008, the shareholders elected the directors to serve for terms of one year and until their successors are elected and qualified. In addition, shareholders ratified the Audit and Compliance Committee selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for fiscal 2008.

The table below shows the results of the shareholders’ voting:

	Votes in			Broker Non-
	Favor	Votes Against	Abstentions	Votes
Election of Directors:
Howard Schultz	623,312,994	6,307,865	7,158,309	N/A
Barbara Bass	621,818,132	7,111,846	7,849,190	N/A
William W. Bradley	623,572,196	5,214,233	7,990,701	N/A
Mellody Hobson	623,146,646	5,584,206	8,092,754	N/A
Olden Lee	623,552,467	5,243,967	7,987,623	N/A
James G. Shennan, Jr.	621,476,265	7,288,173	8,023,712	N/A
Javier G. Teruel	623,540,742	5,234,643	8,004,255	N/A
Myron E. Ullman, III	620,999,229	7,639,808	8,146,505	N/A
Craig E.Weatherup	623,628,013	5,155,283	8,001,929	N/A

Ratification of independent registered public accounting firm	624,963,475	4,520,709	7,247,242	92,180
Item 6. Exhibits

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
No.	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.1	Letter Agreement dated February 19, 2008 between Starbucks Corporation and Arthur Rubinfeld*	—	—	—	—	X

10.2	Letter Agreement dated January 10, 2008 between Starbucks Corporation and Chet Kuchinad*	—	—	—	—	X

10.3	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows*	—	—	—	—	X

10.4	Separation Agreement and Release dated January 7, 2008 between Starbucks Corporation and James L. Donald*	—	—	—	—	X

10.5	Separation Agreement and Release dated March 3, 2008 between Starbucks Corporation and Launi Skinner*	—	—	—	—	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate.

Pike Place is a trademark of the Pike Place Market PDA, used under license.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
May 7, 2008	By:	/s/ Peter Bocian
Peter Bocian
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer