Form 10-Q
period 2008-06-29
STARBUCKS CORP
filed 2008-08-06
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 4, 2008
Common Stock, par value $0.001 per share	730.6 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 29, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS/(LOSS)
(in millions, except earnings/(loss) per share)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net revenues:
Company-operated retail	$2,180.2	$2,010.8	$6,674.6	$5,940.3
Specialty:
Licensing	281.3	254.9	860.5	743.6
Foodservice and other	112.5	93.6	332.5	286.7

Total specialty	393.8	348.5	1,193.0	1,030.3

Total net revenues	2,574.0	2,359.3	7,867.6	6,970.6
Cost of sales including occupancy costs	1,163.1	1,004.0	3,455.8	2,933.5
Store operating expenses	958.3	819.2	2,812.7	2,372.2
Other operating expenses	79.6	74.7	248.1	219.6
Depreciation and amortization expenses	139.8	119.4	411.1	343.0
General and administrative expenses	116.1	121.3	359.6	365.9
Restructuring charges	167.7	—	167.7	—

Total operating expenses	2,624.6	2,138.6	7,455.0	6,234.2
Income from equity investees	29.0	24.5	77.1	69.5

Operating income/(loss)	(21.6)	245.2	489.7	805.9
Interest income and other, net	0.9	8.6	11.8	28.1
Interest expense	(12.5)	(10.8)	(40.8)	(24.5)

Earnings/(loss) before income taxes	(33.2)	243.0	460.7	809.5
Income taxes	(26.5)	84.7	150.6	295.4

Net earnings/(loss)	$(6.7)	$158.3	$310.1	$514.1

Net earnings/(loss) per common share — basic	$(0.01)	$0.21	$0.42	$0.68
Net earnings/(loss) per common share — diluted	$(0.01)	$0.21	$0.42	$0.66
Weighted average shares outstanding:
Basic	731.7	744.5	730.7	751.7
Diluted	731.7	763.6	741.7	773.5
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	June 29,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$297.0	$281.3
Short-term investments – available-for-sale securities	—	83.8
Short-term investments – trading securities	52.7	73.6
Accounts receivable, net	284.1	287.9
Inventories	662.7	691.7
Prepaid expenses and other current assets	145.4	148.8
Deferred income taxes, net	215.4	129.4

Total current assets	1,657.3	1,696.5
Long-term investments – available-for-sale securities	77.6	21.0
Equity and other investments	311.1	258.9
Property, plant and equipment, net	2,947.4	2,890.4
Other assets	258.3	219.4
Other intangible assets	65.8	42.1
Goodwill	234.8	215.6

TOTAL ASSETS	$5,552.3	$5,343.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$615.9	$710.3
Accounts payable	329.4	390.8
Accrued compensation and related costs	325.3	332.3
Accrued occupancy costs	88.4	74.6
Accrued taxes	48.9	92.5
Other accrued expenses	279.8	257.4
Deferred revenue	373.5	296.9
Current portion of long-term debt	0.7	0.8

Total current liabilities	2,061.9	2,155.6
Long-term debt	549.8	550.1
Other long-term liabilities	463.3	354.1

Total liabilities	3,075.0	3,059.8
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 733.3 and 738.3 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Other additional paid-in-capital	39.4	39.4
Retained earnings	2,357.6	2,189.4
Accumulated other comprehensive income	79.6	54.6

Total shareholders’ equity	2,477.3	2,284.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,552.3	$5,343.9

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	39 Weeks Ended
	June 29,	July 1,
	2008	2007
OPERATING ACTIVITIES:
Net earnings	$310.1	$514.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	431.4	360.9
Provision for impairments and asset disposals	237.5	21.2
Deferred income taxes, net	(89.6)	(40.5)
Equity in income of investees	(35.5)	(38.6)
Distributions of income from equity investees	23.1	42.3
Stock-based compensation	59.7	78.5
Tax benefit from exercise of stock options	3.6	5.9
Excess tax benefit from exercise of stock options	(11.8)	(52.0)
Other	(0.2)	0.6
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	32.6	(16.7)
Accounts payable	(55.4)	(30.9)
Accrued taxes	(19.6)	38.0
Deferred revenue	76.9	76.9
Other operating assets and liabilities	115.9	80.1

Net cash provided by operating activities	1,078.7	1,039.8
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(64.8)	(208.0)
Maturity of available-for-sale securities	15.3	162.2
Sale of available-for-sale securities	75.9	36.9
Acquisitions, net of cash acquired	(22.5)	(53.4)
Net purchases of equity, other investments and other assets	(32.3)	(48.4)
Net additions to property, plant and equipment	(733.9)	(772.1)

Net cash used by investing activities	(762.3)	(882.8)
FINANCING ACTIVITIES:
Repayments of commercial paper	(55,057.4)	(3,795.4)
Proceeds from issuance of commercial paper	54,961.8	4,675.4
Repayments of short-term borrowings	(0.6)	(1,370.0)
Proceeds from short-term borrowings	1.1	670.0
Proceeds from issuance of common stock	88.9	136.6
Excess tax benefit from exercise of stock options	11.8	52.0
Principal payments on long term debt	(0.5)	(0.6)
Repurchase of common stock	(311.4)	(671.0)
Other	(1.2)	—

Net cash used by financing activities	(307.5)	(303.0)
Effect of exchange rate changes on cash and cash equivalents	6.8	6.2

Net increase/(decrease) in cash and cash equivalents	15.7	(139.8)
CASH AND CASH EQUIVALENTS:
Beginning of period	281.3	312.6

End of period	$297.0	$172.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$31.6	$25.4
Income taxes	$248.4	$294.6
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 39 Weeks Ended June 29, 2008 and July 1, 2007
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of June 29, 2008, and for the 13-week and 39-week periods ended June 29, 2008 and July 1, 2007, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week and 39-week periods ended June 29, 2008 and July 1, 2007 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The results of operations for the 13-week and 39-week periods ended June 29, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2008 (“fiscal 2008”).
Certain reclassifications of prior year’s balances have been made to conform to the current format, including reclassifications from “Other operating expenses” to “General and administrative expenses” on the consolidated statements of earnings.
Investments
As of June 29, 2008, the Company had $77.6 million invested in available-for-sale securities, consisting of auction rate securities, and financial and industrial bonds.
Auction rate securities (“ARS”) have long-dated maturities but provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. Due to the auction failures that began in mid-February 2008, these securities have become illiquid and are classified as long-term investments. The investment principal associated with the failed auctions will not be accessible until:
•	successful auctions resume;
•	an active secondary market for these securities develops;
•	the issuers replace these securities with another form of financing; or
•	final payments are made according to the contractual maturities of the debt issues which range from 22 to 37 years.
The Company intends to hold the ARS until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. On July 14, 2008, one of the Company’s ARS was called at its par value of $4.7 million.
The estimated market value of the Company’s ARS holdings at June 29, 2008 was $69.7 million. This amount includes an adjustment of $849 thousand for unrealized losses determined to be temporary, which is included in accumulated other comprehensive income as a reduction in shareholders’ equity. The Company’s ARS are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education. In the third quarter of fiscal 2008, $5.2 million of principal invested in ARS held by the Company was downgraded to AA/Aa3 by Standard & Poor’s and Moody’s, respectively. All of the remaining securities retain a triple-A rating from two or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.
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
The cumulative effects of applying FIN 48 have been recorded as a decrease of $1.7 million and $1.6 million, respectively, to the Company’s fiscal 2008 opening balances of retained earnings and additional paid-in capital. The Company also recorded an increase of $28.5 million to current income tax assets, an increase of $12.2 million to long-term income tax assets, a decrease of $24.6 million to current tax liabilities and an increase of $68.6 million to long-term tax liabilities. As of October 1, 2007, the Company had $69.9 million of gross unrecognized tax benefits of which $27.6 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense. Accrued interest expense upon adoption was $11.4 million, before benefit of federal tax deduction.
Starbucks is currently under routine audit by the IRS for fiscal year 2005 and by various state taxing jurisdictions for fiscal years 2003 through 2006. The IRS audit is at an advanced stage in the examination process for fiscal year 2005. Therefore, all uncertain tax positions were re-evaluated based on all available information and certain remeasurements were required. As a result, the Company reversed a portion of long-term taxes payable, which resulted in recording a tax benefit in the third quarter of fiscal year 2008. The Company is no longer subject to U.S. federal or state examination for years before fiscal year 2004, with the exception of nine states. As a result of federal and certain state statute closures related to fiscal year 2004, the Company reversed the long-term income taxes payable, which resulted in recording an additional tax benefit in the third quarter of fiscal year 2008. The Company is subject to income tax in many jurisdictions outside the United States, none of which are individually material to the consolidated financial statements.
There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months, but the Company does not expect this change to be material to the consolidated financial statements.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 will be effective for Starbucks first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for Starbucks first fiscal quarter of 2010. Early adoption of all aspects of SFAS 157 is permitted. Starbucks is in the process of determining the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, and whether it will adopt the requirements prior to the required adoption dates.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for Starbucks first fiscal quarter of 2009. Early adoption is permitted. Starbucks is in the process of determining if it will elect to apply any of the provisions of SFAS 159 upon adoption and what, if any, impacts adoption of the statement would have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2010 and beyond, and the potential impact on the Company’s consolidated financial statements.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 will be effective for Starbucks second fiscal quarter of 2009.
Note 2: Acquisitions
In the third quarter of fiscal 2008, the Company purchased 100% equity ownership in Coffee Equipment Company (“CEC”). CEC is located in Seattle and is the manufacturer and seller of a single cup, commercial grade coffee brewer called the CloverTM.
In the second quarter of fiscal 2008, the Company purchased the remaining 10% equity ownership in its operations in Beijing, China. Starbucks has applied the consolidation method of accounting since the first quarter of fiscal 2007, when it acquired 90% of these previously-licensed operations.
Note 3: Restructuring Charges
As announced on July 1, 2008, the Company committed on June 25, 2008 to close approximately 600 underperforming Company-operated stores in the U.S. market. The decision was an integral part of its transformation strategy, first announced in January 2008, and was a result of a rigorous evaluation of the U.S. Company-operated store portfolio. The store closures are expected to occur during the remainder of fiscal 2008 and the first half of fiscal 2009.
The Company recognized $167.7 million of restructuring charges in the 13 weeks ended June 29, 2008, comprised of store asset impairments for the stores targeted for closure. The related lease exit costs and severance expenses are expected to be recognized during the remainder of fiscal 2008 and the first half of fiscal 2009.
Note 4: Derivative Financial Instruments
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
In addition, during fiscal 2007 the Company entered into, dedesignated and settled forward interest rate contracts to hedge movements in interest rates prior to issuance of its 6.25% Senior Notes. The resulting net losses from these contracts are being reclassified to “Interest expense” on the consolidated statement of earnings over the life of the Senior Notes due in 2017.
Including the interest rate contracts, the Company had accumulated net derivative losses of $10.3 million, net of taxes, in other comprehensive income as of June 29, 2008, related to cash flow hedges. Of this amount, $5.1 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. There was no significant ineffectiveness for cash flow hedges recognized during the 13-week and 39-week periods ended June 29, 2008 or July 1, 2007. Outstanding contracts will expire within 27 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”), as well as the Company’s net investments in its Canadian, United Kingdom (“U.K.”) and Chinese subsidiaries, to minimize foreign currency exposure.

The Company had accumulated net derivative losses of $14.7 million, net of taxes, in other comprehensive income as of June 29, 2008, related to net investment derivative hedges. Outstanding contracts expire within 32 months.
Other Comprehensive Income — Cash Flow and Net Investment Hedges
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the periods indicated for cash flow and net investment hedges (in millions):

	13 Weeks Ended		39 Weeks Ended
	Jun 29,	Jul 1,	Jun 29,	Jul 1,
	2008	2007	2008	2007
Cash flow hedges:
Reclassified gains/(losses) into total net revenues	$(0.7)	$0.5	$(2.2)	$1.5
Reclassified losses into cost of sales	(1.4)	—	(6.0)	(1.1)
Reclassified losses into interest expense	(0.2)	—	(0.5)	—

Net reclassified gains/(losses) — cash flow hedges	(2.3)	0.5	(8.7)	0.4
Net investment hedges:
Reclassified gains into interest income and other, net	—	1.2	3.4	3.8

Total	$(2.3)	$1.7	$(5.3)	$4.2

Other Derivatives
Starbucks entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes to mitigate the translation risk of certain balance sheet items. For the 13-week and 39-week periods ended June 29, 2008, these forward contracts resulted in net losses of $4.2 million and $7.5 million, respectively. These losses were largely offset by the financial impact of translating foreign currency denominated payables and receivables, which is also recognized in “Interest income and other, net.” For the 13-week and 39-week periods ended July 1, 2007, similar forward contracts resulted in net losses of $3.6 million and $5.9 million, respectively.
Note 5: Inventories
Inventories consist of the following (in millions):

	Jun 29,	Sep 30,	Jul 1,
	2008	2007	2007
Coffee:
Unroasted	$374.7	$339.5	$362.4
Roasted	84.8	88.6	74.4
Other merchandise held for sale	103.9	175.5	130.7
Packaging and other supplies	99.3	88.1	90.0

Total	$662.7	$691.7	$657.5

As of June 29, 2008, the Company had committed to purchasing green coffee totaling $364 million under fixed-price contracts and an estimated $53 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Note 6: Property, Plant and Equipment
Property, plant and equipment consist of the following (in millions):

	Jun 29,	Sep 30,
	2008	2007
Land	$59.2	$56.2
Buildings	202.5	161.7
Leasehold improvements	3,376.6	3,179.6
Store equipment	1,065.7	1,007.0

	Jun 29,	Sep 30,
	2008	2007
Roasting equipment	219.5	208.8
Furniture, fixtures and other	518.9	477.9

	5,442.4	5,091.2
Less: accumulated depreciation and amortization	(2,777.6)	(2,416.1)

	2,664.8	2,675.1
Work in progress	282.6	215.3

Property, plant and equipment, net	$2,947.4	$2,890.4

Note 7: Debt
The Company’s debt consists of the following (in millions):

	Jun 29,	Sep 30,
	2008	2007
Commercial paper program (weighted average interest rate of 2.8% and 5.4%, respectively)	$614.7	$710.3
Other short-term borrowings	1.2	—
Current portion of long-term debt	0.7	0.8

Short-term debt	616.6	711.1
6.25% Senior Notes (due Aug 2017)	549.2	549.0
Other long-term debt	0.6	1.1

Long-term debt	549.8	550.1

Total debt	$1,166.4	$1,261.2

Note 8: Current Liabilities
As of June 29, 2008 and September 30, 2007, the Company had $106.7 million and $97.1 million, respectively, of insurance and self-insurance reserves included in Other accrued expenses on the consolidated balance sheets. These reserves provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance and vehicle liability.
Note 9: Other Long-term Liabilities
The Company’s other long-term liabilities consist of the following (in millions):

	Jun 29,	Sep 30,
	2008	2007
Deferred rent	$316.3	$271.7
Unrecognized tax benefits	66.2	—
Asset retirement obligations	47.3	43.7
Minority interest	17.5	17.3
Other	16.0	21.4

Total	$463.3	$354.1

Unrecognized tax benefits represent the estimated long-term portion of the Company’s gross unrecognized tax benefits including interest upon the adoption of FIN 48. See Note 1 for additional information.
Note 10: Shareholders’ Equity
The Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at June 29, 2008.
Share repurchase activity was as follows (in millions, except for average price data):

	39 Weeks Ended
	Jun 29,	Jul 1,
	2008	2007
Number of shares acquired	12.2	20.3
Average price per share of acquired shares	$24.12	$32.97

	39 Weeks Ended
	Jun 29,	Jul 1,
	2008	2007
Total accrual-based cost of acquired shares	$295.3	$671.0
Total cash-based cost of acquired shares	$311.4	$671.0
The difference between the accrual-based and cash-based cost of acquired shares represents the effect of the net change in unsettled trades from the prior fiscal year-end.
Comprehensive Income
Comprehensive income, net of related tax effects, is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	Jun 29,	Jul 1,	Jun 29,	Jul 1,
	2008	2007	2008	2007
Net earnings (loss)	$(6.7)	$158.3	$310.1	$514.1
Unrealized holding gains/(losses) on available-for-sale securities	(0.6)	—	(0.6)	0.2
Unrealized holding gains/(losses) on cash flow hedging instruments	0.7	(4.4)	1.1	(0.4)
Unrealized holding gains/(losses) on net investment hedging instruments	2.8	(1.7)	(2.6)	(2.8)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges	1.2	(0.4)	3.6	0.7

Net unrealized gains/(losses)	4.1	(6.5)	1.5	(2.3)
Translation adjustment	(9.6)	6.8	23.5	15.7

Total comprehensive income/(loss)	$(12.2)	$158.6	$335.1	$527.5

The components of accumulated other comprehensive income, net of tax, as presented on the consolidated balance sheets were as follows (in millions):

	Jun 29,	Sep 30,
	2008	2007
Net unrealized losses on hedging instruments and available-for-sale securities	$(25.6)	$(27.1)
Translation adjustment	105.2	81.7

Accumulated other comprehensive income	$79.6	$54.6

As of June 29, 2008, the translation adjustment of $105.2 million was net of tax provisions of $3.6 million. As of September 30, 2007, the translation adjustment of $81.7 million was net of tax provisions of $7.3 million.
Note 11: Stock-Based Compensation
The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors and consultants. As of June 29, 2008, there were 49.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards. The Company also has employee stock purchase plans (“ESPP”).
The following table presents total stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	13 Weeks Ended		39 Weeks Ended
	Jun 29, 2008	Jul 1, 2007	Jun 29, 2008	Jul 1, 2007
Stock option expense	$15.4	$23.2	$47.3	$69.7
RSU expense	2.1	—	3.1	—
ESPP expense	2.9	3.1	9.3	8.8

Total stock-based compensation expense	$20.4	$26.3	$59.7	$78.5

The decrease in stock option expense was due to a higher level of forfeitures in fiscal 2008.
Options

The following table presents the weighted average assumptions used to value stock options, along with the related weighted average grant price for the 13-week and 39-week periods ended June 29, 2008 and July 1, 2007:

	Employee Stock Options Granted During the Period
	13 Weeks Ended		39 Weeks Ended
	Jun 29, 2008	Jul 1, 2007	Jun 29, 2008	Jul 1, 2007
Expected term (in years)	4.5	4.5	4.7	4.7
Expected stock price volatility	30.9%	26.6%	29.1%	29.0%
Risk-free interest rate	3.2%	4.7%	3.5%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant price	$17.44	$28.63	$22.39	$36.38
Estimated fair value per option granted	$5.40	$8.70	$6.93	$11.86
The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
The following table summarizes all stock option transactions from September 30, 2007 through June 29, 2008 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value
Outstanding, September 30, 2007	65.5	$20.97	6.2	$507.5
Granted	14.7	22.39
Exercised	(5.1)	10.98
Forfeited/Cancelled	(8.5)	28.66

Outstanding, June 29, 2008	66.6	21.06	6.0	157.7

Exercisable, June 29, 2008	42.8	17.47	4.5	157.6
Vested and expected to vest, June 29, 2008	63.1	20.71	5.8	157.7
The closing market value of the Company’s stock on June 27, 2008 was $16.35. As of June 29, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $85.6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.9 years.
RSUs
RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee’s continuing employment. The fair value of these service based RSUs are based on the fair value of Starbucks common stock on the award date. The following table summarizes all RSU transactions from September 30, 2007 through June 29, 2008 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Number	Grant Date	Remaining	Aggregate
	of	Fair Value	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
Nonvested, September 30, 2007	0.2	$27.83	3.0	$4.7
Granted	1.5	16.96
Vested	—	—
Forfeited/Cancelled	(0.1)	17.39

Nonvested, June 29, 2008	1.6	17.71	2.3	25.8

As of June 29, 2008, total unrecognized stock-based compensation expense related to nonvested RSUs was approximately $24.4 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.5 years.
Note 12: Earnings/(Loss) Per Share
The following table presents the calculation of net earnings/(loss) per common share (“EPS”) - basic and diluted (in millions, except EPS):

	13 Weeks Ended		39 Weeks Ended
	Jun 29,	July 1,	Jun 29,	July 1,
	2008	2007	2008	2007
Net earnings/(loss)	$(6.7)	$158.3	$310.1	$514.1
Weighted average common shares and common stock units outstanding (for basic calculation)	731.7	744.5	730.7	751.7
Dilutive effect of outstanding common stock options and RSUs	—	19.1	11.0	21.8

Weighted average common and common equivalent shares outstanding (for diluted calculation)	731.7	763.6	741.7	773.5

EPS — basic	$(0.01)	$0.21	$0.42	$0.68
EPS — diluted	$(0.01)	$0.21	$0.42	$0.66
The total number of potential dilutive options and RSUs were 69.8 million for the 13-week period ended June 29, 2008. These options and RSUs were not included in the computation of diluted net loss per common share for the quarter, because to do so would decrease the loss per share. The number of antidilutive options and RSUs totaled 21.7 million for the 13-week period ended July 1, 2007. The number of antidilutive options and RSUs totaled 40.7 million and 9.6 million for the 39-week periods ended June 29, 2008 and July 1, 2007, respectively.
Note 13: Commitments and Contingencies
Guarantees
The following table presents information on unconditional guarantees as of June 29, 2008 (in millions):

			Fair value estimate
	Maximum	Year Guarantee	recorded on
	Exposure	Expires in	Balance Sheet
Japanese yen-denominated bank loans (Starbucks Japan — an unconsolidated equity investee)	$4.5	2014	$— (1)
Borrowings of other unconsolidated equity investees	$18.7	2008 to 2012	$4.3

(1)
Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheets.

Legal Proceedings
On June 3, 2004, two then-current employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). The suit alleges that the Company misclassified its retail store managers as exempt from the overtime provisions of the FLSA, and that each manager therefore is entitled to overtime compensation for any week in which he or she worked more than 40 hours during the three years before joining the suit as a plaintiff, and for as long as they remain a manager thereafter. Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company. Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorneys’ fees and costs. Plaintiffs also filed on June 3, 2004 a motion for conditional collective action treatment and court-supervised notice to additional putative class members under the opt-in procedures in section 16(b) of the FLSA. On January 3, 2005, the district court entered an order authorizing nationwide notice of the lawsuit to all current and former store managers employed by the Company during the three years before the suit was filed. A class-wide motion for summary judgment is currently pending before the District Court. A tentative trial date has been scheduled for October 20, 2008. While acknowledging the uncertainties of litigation, the Company believes that the ultimate outcome of this matter will not have a material effect on its earnings, cash flow or financial position. Starbucks believes that the plaintiffs are properly classified as exempt under the federal wage laws and the Company intends to vigorously defend the lawsuit.
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On February 28, 2008, the court ruled against the Company in the liability phase of the trial and on March 20, 2008 the court ordered the Company to pay approximately $87 million in restitution, plus interest. On July 31, 2008, the Company filed a notice of appeal with the California Court of Appeals. Starbucks believes that while the adverse ruling by the trial judge in this case makes the possibility of loss somewhat more likely, the Company is only at the very beginning of the appellate process. Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is reasonably possible rather than probable. The Company has not accrued any loss related to this litigation.
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
Note 14: Segment Reporting
Segment information is prepared on the basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
June 29, 2008
Company-operated retail revenues	$1,730.4	$449.8	$—	$—	$2,180.2
Licensing revenues	119.2	71.4	90.7	—	281.3
Foodservice and other revenues	98.1	14.4	—	—	112.5
Total net revenues	1,947.7	535.6	90.7	—	2,574.0
Depreciation and amortization	101.9	27.9	—	10.0	139.8
Income/(loss) from equity investees	(0.6)	14.8	14.8	—	29.0
Operating income/(loss)	(27.8)	35.5	48.7	(78.0)	(21.6)
Earnings/(loss) before income taxes	(25.9)	35.5	48.7	(91.5)	(33.2)
Net impairment and disposition losses	194.2	1.2	—	(0.3)	195.1
July 1, 2007
Company-operated retail revenues	$1,646.3	$364.5	$—	$—	$2,010.8
Licensing revenues	110.1	57.7	87.1	—	254.9
Foodservice and other revenues	83.8	9.8	—	—	93.6

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
Total net revenues	1,840.2	432.0	87.1	—	2,359.3
Depreciation and amortization	89.1	21.2	0.1	9.0	119.4
Income from equity investees	—	11.8	12.7	—	24.5
Operating income/(loss)	253.2	32.5	41.9	(82.4)	245.2
Earnings/(loss) before income taxes	254.0	35.5	41.9	(88.4)	243.0
Net impairment and disposition losses	1.3	6.3	—	0.1	7.7

	United			Unallocated
39 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
June 29, 2008
Company-operated retail revenues	$5,346.2	$1,328.4	$—	$—	$6,674.6
Licensing revenues	372.2	200.7	287.6	—	860.5
Foodservice and other revenues	291.8	40.7	—	—	332.5
Total net revenues	6,010.2	1,569.8	287.6	—	7,867.6
Depreciation and amortization	302.5	80.1	—	28.5	411.1
Income/(loss) from equity investees	(0.9)	42.1	35.9	—	77.1
Operating income/(loss)	477.0	107.4	142.0	(236.7)	489.7
Earnings/(loss) before income taxes	486.3	116.3	142.0	(283.9)	460.7
Net impairment and disposition losses	225.7	12.0	—	(0.2)	237.5
July 1, 2007
Company-operated retail revenues	$4,901.9	$1,038.4	$—	$—	$5,940.3
Licensing revenues	328.2	158.7	256.7	—	743.6
Foodservice and other revenues	259.4	27.3	—	—	286.7
Total net revenues	5,489.5	1,224.4	256.7	—	6,970.6
Depreciation and amortization	254.9	62.4	0.1	25.6	343.0
Income from equity investees	—	32.8	36.7	—	69.5
Operating income/(loss)	845.9	86.7	121.2	(247.9)	805.9
Earnings/(loss) before income taxes	850.7	91.3	121.2	(253.7)	809.5
Net impairment and disposition losses	6.5	13.5	—	1.2	21.2

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

Note 15: Subsequent Events
On July 29, 2008, Starbucks announced the reduction of approximately 1,000 open and filled positions within its leadership structure and its non-store organization, as part of its multi-faceted plan to transform the Company. The Company also announced its plan to close 61 stores in Australia, while 23 Company-operated stores would remain open in the market. By August 3, 2008, all 61 stores have ceased operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of the Company’s transformation strategy, restructuring and other initiatives and charges, expenses and potential cost savings relating thereto, earnings per share, and other financial results, cash flow requirements, capital expenditures, anticipated store openings and closings, and economic conditions in the U.S. and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful implementation of the Company’s transformation strategy, restructuring and other initiatives, successful execution of internal performance and expansion plans, fluctuations in U.S. and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed herein, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, in the Company’s Form 10-Q for the quarter ended March 30, 2008 and in Part II Item IA. “Risk Factors” in the Company’s 10-K.
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
Management Overview
Fiscal 2008 — Third Quarter in Review
Starbucks is continuing to experience declining customer traffic in its U.S. stores. With the U.S. segment representing 76% of consolidated revenues, the impact of this decline on the Company’s financial results for the third quarter and year-to-date periods in fiscal 2008 has been significant. The Company is also experiencing a decline in traffic in its U.K. stores. The Company believes that the weaker traffic is caused by a number of ongoing factors in the U.S. and U.K. economies that have negatively impacted consumers’ discretionary spending. In the U.S., these factors include the higher cost of such basic consumer staples as gas and food, rising levels of unemployment and personal debt, reduced access to consumer credit, and lower home values as well as increased foreclosure activity in certain areas of the country (California and Florida) where Starbucks has a high concentration of Company-operated stores. All of these developments have contributed to sharp declines in consumer confidence in the U.S.
Starbucks business is sensitive to increases and decreases in customer traffic. Increased customer visits create sales leverage, meaning that fixed expenses, such as occupancy costs, can be spread across a greater revenue base, thereby improving operating margins. But the reverse is also true - sales de-leveraging creates downward pressure on margins. The softness in U.S. revenues during the third quarter of fiscal 2008 impacted nearly all consolidated and U.S. segment operating expense line items when viewed as a percentage of sales.
Since January 2008, when Howard Schultz reassumed the role of president and chief executive officer in addition to his role as chairman, Starbucks has taken steps to address the deterioration in the U.S. retail environment, including the development and implementation of several important strategic initiatives as part of a transformation strategy designed to reinvigorate the Starbucks Experience for the Company’s customers, increase customer traffic in its U.S. stores, reduce infrastructure expenses, and improve the Company’s results of operations. These significant actions are designed to structure the Company’s business for long-term profitable growth. Among the most important of the initiatives announced to date is the planned closure of approximately 600 underperforming Company-operated stores in the U.S., which was announced on July 1, 2008. See “Recent Developments” below for more details.
As a result of the continued weak U.S. economy and decreased customer traffic, as well as the costs associated with the store closures and other actions in its transformation strategy, the Company’s third quarter results were negatively impacted in the following ways:
•
Consolidated operating loss was $21.6 million in the third fiscal quarter of 2008, and operating margin for the quarter was (0.8)% compared with 10.4% in the prior year. Approximately 650 basis points of the decrease in operating margin was a result of restructuring charges associated with the U.S. Company-operated store closures announced on July 1, 2008. Softness in U.S. revenues along with higher cost of sales including occupancy costs and store operating expenses were also significant drivers in the margin decline.

•
EPS for the quarter was a loss of $0.01, compared to EPS of $0.21 per share earned in the prior year. Restructuring charges associated with the U.S. Company-operated store closures announced on July 1, 2008 totaled $167.7 million pre-tax or $0.14 per share for the quarter. Additionally, the Company estimates that costs associated with the ongoing implementation of its transformation strategy negatively impacted EPS by approximately $0.03 per share in the third quarter. The year-to-date impact of the restructuring charges and the ongoing implementation of the Company’s transformation strategy have negatively impacted EPS by approximately $0.19 per share.

Recent Developments
During the third quarter of fiscal 2008, the Company continued implementing its strategy to transform and reinvigorate its business. Initiatives recently announced included:
•	A plan to close approximately 600 underperforming Company-operated stores in the U.S. market;

•	Restructuring the Company’s Australia business by closing 61 Company-operated stores, focusing on the remaining 23 stores in three key cities;

•	Reducing approximately 1,000 open and filled positions within the Company’s leadership structure and its non-store organization, to rationalize its infrastructure for the reduced number of stores; and
•	Introducing three new beverage platforms designed to invigorate the Company’s beverage offerings: energy beverages; a health and wellness beverage called Vivanno™ Nourishing Blends; and a new cold beverage category, the Sorbetto, currently available in Southern California.
Fiscal 2008 and 2009 Outlook
The Company’s management expects challenging economic conditions in the U.S. and U.K. to persist through the remainder of fiscal 2008 and at least into the first half of fiscal 2009. The Canadian economy is also beginning to show some early signs of softness, which may add pressure on financial results over the same time frame. Additionally, the Company’s earnings for the fourth quarter of fiscal 2008 and first half of fiscal 2009 will be impacted by the lease termination and severance costs from the U.S. and Australia store closures, and the fourth quarter of fiscal 2008 will be impacted by the non-store headcount reductions, which were announced in July 2008. The Company estimates that the combination of the U.S. and Australia store closures and head count reductions will result in a pre-tax benefit to operating income of approximately $200 million to $210 million in fiscal 2009, which equates to approximately $0.17 to $0.18 of earnings per share. This beneficial impact estimate excludes the fiscal 2009 portion of the lease termination and severance costs from the store closures.
Management continues to challenge all aspects of the Company’s operations to ensure it is best utilizing its resources and is working to continue to reduce expenses in non-critical areas, and improve efficiencies in its U.S. store operations as well as in its supply chain and procurement functions. Management believes that as the Company continues to execute on the initiatives generated by the transformation strategy, it will reinvigorate the Starbucks Experience for customers, and in doing so, deliver increased value to shareholders.
Results of Operations for the 13 Weeks and 39 Weeks Ended June 29, 2008 and July 1, 2007
Revenues – Consolidated

	13 Weeks Ended			39 Weeks Ended
	Jun 29,	Jul 1,	%	Jun 29,	Jul 1,	%
(in millions)	2008	2007	Change	2008	2007	Change
Net revenues:
Company-operated retail	$2,180.2	$2,010.8	8.4%	$6,674.6	$5,940.3	12.4%
Specialty: Licensing	281.3	254.9	10.4	860.5	743.6	15.7
Foodservice and other	112.5	93.6	20.2	332.5	286.7	16.0

Total specialty	393.8	348.5	13.0	1,193.0	1,030.3	15.8

Total net revenues	$2,574.0	$2,359.3	9.1%	$7,867.6	$6,970.6	12.9%

Net revenues for the 13 weeks and 39 weeks ended June 29, 2008, increased compared to the corresponding periods of fiscal 2007, driven by increases in both Company-operated retail and specialty operations.
Starbucks derived 85% of total net revenues from its Company-operated retail stores during the 13 weeks and 39 weeks ended June 29, 2008. The U.S. segment contributed approximately 79% of total retail revenues. Company-operated retail revenues increased compared to the same period in fiscal 2007 primarily due to the opening of 1,128 new Company-operated retail stores in the last 12 months. Also contributing were favorable foreign currency exchange rates, primarily on the Canadian dollar. The slower growth rate of retail revenues in the third quarter of fiscal 2008 was due to a mid-single-digit decline in U.S. comparable store sales, resulting from decreased traffic.
The Company derived the remaining 15% of total net revenues from licensing and foodservice channels outside the Company-operated retail stores, collectively known as specialty operations.
Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased for the 13 weeks and 39 weeks ended June 29, 2008 compared to the corresponding period of fiscal 2007. The increase was primarily due to higher product sales and royalty revenues in the U.S. and International segments from the opening of 1,024 new licensed retail stores in the last 12 months, and an increase in CPG revenues resulting from increased product sales and royalties in the International ready-to-drink business.
Foodservice and other revenues for the 13 weeks and 39 weeks ended June 29, 2008, increased compared to the corresponding periods of fiscal 2007 primarily due to growth in new and existing foodservice accounts in both U.S. and International markets.
Operating expenses – Consolidated

	13 Weeks Ended			39 Weeks Ended
	Jun 29,	Jul 1,	%	Jun 29,	Jul 1,	%
(in millions)	2008	2007	Change	2008	2007	Change
Cost of sales including occupancy costs	$1,163.1	$1,004.0	15.8%	$3,455.8	$2,933.5	17.8%
As a % of total net revenues	45.2%	42.6%	2.6ppt	43.9%	42.1%	1.8ppt
Store operating expenses	$958.3	$819.2	17.0%	$2,812.7	$2,372.2	18.6%
As a % of related net retail revenues	44.0%	40.7%	3.3ppt	42.1%	39.9%	2.2ppt
Other operating expenses	$79.6	$74.7	6.6%	$248.1	$219.6	13.0%
As a % of related net specialty revenues	20.2%	21.4%	(1.2)ppt	20.8%	21.3%	(0.5)ppt
Depreciation and amortization expenses	$139.8	$119.4	17.1%	$411.1	$343.0	19.9%
As a % of total net revenues	5.4%	5.1%	0.3ppt	5.2%	4.9%	0.3ppt
General and administrative expenses	$116.1	$121.3	(4.3)%	$359.6	$365.9	(1.7)%
As a % of total net revenues	4.5%	5.1%	(0.6)ppt	4.6%	5.2%	(0.6)ppt
Restructuring charges	$167.7	$—	nm	$167.7	$—	nm
As a % of total net revenues	6.5%	—	6.5ppt	2.1%	—	2.1ppt
Operating income (loss)	$(21.6)	$245.2	nm	$489.7	$805.9	(39.2)%
As a % of total net revenues	(0.8)%	10.4%	(11.2)ppt	6.2%	11.6%	(5.4)ppt
Cost of sales including occupancy costs for the 13 weeks ended June 29, 2008 increased compared to the prior year periods, primarily due to higher distribution and occupancy costs as a percentage of revenues, driven by the U.S. segment. For the 39 weeks ended June 29, 2008, the increase compared to the prior year period was primarily due to higher costs for distribution and higher dairy costs as a percentage of revenues.
Store operating expenses as a percentage of related Company-operated retail revenues for the 13 weeks and 39 weeks ended June 29, 2008 increased compared to the prior year periods. The increases were primarily due to higher payroll expenditures as a percentage of revenues in the U.S. business, driven by softer sales from U.S. Company-operated stores and costs related to its transformation strategy.
General and administrative expenses as a percentage of total net revenues improved for the 13 weeks and 39 weeks ended June 29, 2008, primarily due to lower payroll-related expenses.

Restructuring charges of $167.7 million were related to asset impairments for approximately 600 underperforming Company-operated stores in U.S. market. This decision, announced on July 1, 2008, was a result of a rigorous evaluation of the U.S. Company-operated store portfolio.
Operating income for the 13 weeks and 39 weeks ended June 29, 2008 decreased and operating margin contracted compared to the prior year, primarily due to the restructuring charges, the softness in U.S. revenues along with higher cost of sales including occupancy costs and store operating expenses.
Income taxes — Consolidated

	13 Weeks Ended			39 Weeks Ended
	Jun 29,	Jul 1,	%	Jun 29,	Jul 1,	%
(in millions)	2008	2007	Change	2008	2007	Change
Income taxes	$(26.5)	$84.7	nm	$150.6	$295.4	(49.0)%
Effective tax rate	(79.8)%	34.9%	nm	32.7%	36.5%	(3.8)ppt
The effective tax rate in the third quarter of fiscal 2008 was 79.8% compared to 34.9% for the same period a year ago. The third quarter of fiscal 2008 includes the impact of the release of FIN 48 tax reserves as well as an additional tax benefit recognized for the forecasted lower annual effective tax rate in fiscal 2008. The impact of these items on the effective rate for the quarter was large as a percentage of the small amount of pretax loss of $33.2 million. Details on the Company’s fiscal third quarter effective rate are provided in the table below (amounts in millions):

	13 Weeks Ended June 29, 2008
		Benefit as a % of
	Tax Benefit Amount	Pre-tax Amount
Tax benefit on pretax loss of $33.2 million	$ (11.4)	(34.2)%
Effect of release of FIN 48 tax reserves and forecasted lower tax rate for fiscal 2008	(15.1)	(45.6)%

Tax benefit as reported	$ (26.5)	(79.8)%

SEGMENT RESULTS
Segment information is prepared on the basis that the Company’s management performs its reviews of financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment:
United States

	13 Weeks Ended			39 Weeks Ended
	Jun 29,	Jul 1,	%	Jun 29,	Jul 1,	%
(in millions)	2008	2007	Change	2008	2007	Change
Total net revenues	$1,947.7	$1,840.2	5.8%	$6,010.2	$5,489.5	9.5%
Total operating expenses	$1,974.9	$1,587.0	24.4%	$5,532.3	$4,643.6	19.1%
As a % of U.S. total net revenues	101.4%	86.2%	15.2ppt	92.0%	84.6%	7.4ppt
Operating income (loss)	$(27.8)	$253.2	nm	$477.0	$845.9	(43.6)%
As a % of U.S. total net revenues	(1.4)%	13.8%	(15.2)ppt	7.9%	15.4%	(7.5)ppt
Total U.S. net revenues for the 13 weeks and 39 weeks ended June 29, 2008 increased primarily due to higher Company-operated retail revenues, which comprise 89% of total U.S. net revenues. Retail revenues increased due to the opening of 809 new Company-operated retail stores in the last 12 months, offset by a mid-single-digit decline in comparable store sales for the third quarter of fiscal 2008. Starbucks believes a significant driver of the comparable store sales decline is the current difficult economic environment, which results in less frequent customer visits to the stores.
Operating margin contracted substantially for the 13 weeks and 39 weeks ended June 29, 2008 driven by restructuring charges of $167.7 million taken in the period, which had an 860 basis point impact for the quarter. Also contributing to the contraction was softer revenues due to weak traffic, higher store operating expenses and higher cost of sales including occupancy costs as a percentage of related revenues, which were partly due to costs related to the implementation of the Company’s transformation strategy.

International

	13 Weeks Ended			39 Weeks Ended
	Jun 29,	Jul 1,	%	Jun 29,	Jul 1,	%
(in millions)	2008	2007	Change	2008	2007	Change
Total net revenues	$535.6	$432.0	24.0%	$1,569.8	$1,224.4	28.2%
Total operating expenses	$514.9	$411.3	25.2%	$1,504.5	$1,170.5	28.5%
As a % of International total net revenues	96.1%	95.2%	0.9ppt	95.8%	95.6%	0.2ppt
Income from equity investees	$14.8	$11.8	25.4%	$42.1	$32.8	28.4%
As a % of International total net revenues	2.8%	2.7%	0.1ppt	2.7%	2.7%	—
Operating income	$35.5	$32.5	9.2%	$107.4	$86.7	23.9%
As a % of International total net revenues	6.6%	7.5%	(0.9)ppt	6.8%	7.1%	(0.3)ppt
Total International net revenues increased for the 13 weeks and 39 weeks ended June 29, 2008 primarily due to an increase in Company-operated retail revenues, which comprise 84% of total International net revenues. The increase in retail revenues was due to the opening of 319 net new Company-operated retail stores in the last 12 months and favorable foreign currency exchange rates, primarily on the Canadian dollar. Also contributing to the increased total net revenues was growth in specialty revenues due to higher product sales and royalty revenues from opening 558 new licensed retail stores in the last 12 months.
Operating margin decreased for the 13 weeks and 39 weeks ended June 29, 2008 primarily due to higher cost of sales including occupancy costs as a percentage of related sales, due in part to higher dairy costs.
Global Consumer Products Group

	13 Weeks Ended			39 Weeks Ended
	Jun 29,	Jul 1,	%	Jun 29,	Jul 1,	%
(in millions)	2008	2007	Change	2008	2007	Change
Total specialty revenues	$90.7	$87.1	4.1%	$287.6	$256.7	12.0%
Total operating expenses	$56.8	$57.9	(1.9)%	$181.5	$172.2	5.4%
As a % of CPG total net revenues	62.6%	66.5%	(3.9)ppt	63.1%	67.1%	(4.0)ppt
Income from equity investees	$14.8	$12.7	16.5%	$35.9	$36.7	(2.2)%
As a % of CPG total net revenues	16.3%	14.6%	1.7ppt	12.5%	14.3%	(1.8)ppt
Operating income	$48.7	$41.9	16.2%	$142.0	$121.2	17.2%
As a % of CPG total net revenues	53.7%	48.1%	5.6ppt	49.4%	47.2%	2.2ppt
Total CPG net revenues increased for the 13 weeks due to increased product sales and royalties in the international ready-to-drink business and for the 39 weeks ended June 29, 2008 due to higher sales of packaged coffee and tea in the U.S. market as well as increased product sales and royalties in the international ready-to-drink business.
Operating margin increased for the 13 weeks ended June 29, 2008 primarily due to the mix of revenue being less weighted toward the initial sale of coffee and tea products to the Company’s primary distributor, and more toward profit-sharing revenues earned on the distributor’s sales to retailers.
Unallocated Corporate

	13 Weeks Ended			39 Weeks Ended
	Jun 29,	Jul 1,	%	Jun 29,	Jul 1,	%
(in millions)	2008	2007	Change	2008	2007	Change
Operating loss	$78.0	$82.4	(5.3)%	$236.7	$247.9	(4.5)%
As a % of total net revenues	(3.0)%	(3.5)%	0.5ppt	(3.0)%	(3.6)%	0.6ppt
Total unallocated corporate expenses as a percentage of total net revenues decreased primarily as a result of lower payroll-related expenses.
Financial Condition and Liquidity

The Company’s existing cash and liquid investments were $349.7 million and $459.7 million as of June 29, 2008 and September 30, 2007, respectively. The decrease in liquid investments was driven primarily by $69.7 million of auction rate securities, most of which are held within the Company’s wholly owned captive insurance company, that are not currently considered liquid and were reclassified to long-term investments in the second quarter of fiscal 2008.
Included in the cash and liquid investment balances are the following:
•
A portfolio of unrestricted trading securities, designed to hedge the Company’s liability under its Management Deferred Compensation Plan (“MDCP”). The value of this portfolio was $52.7 million and $73.6 million as of June 29, 2008 and September 30, 2007, respectively. This decrease was driven by the sale of a bond income fund to better align with the Company’s total risk profile and declines in market values of the underlying equity funds, which were offset by a comparable decline in the MDCP liability.

•
Unrestricted cash and liquid securities, held within the Company’s wholly owned captive insurance company, to fund claim payouts. The value of these unrestricted cash and liquid securities was approximately $54.8 million and $98.1 million as of June 29, 2008 and September 30, 2007, respectively. The decrease was due primarily to reclassification of auction rate securities held by the wholly owned captive.

As described in more detail in Note 1 to the Consolidated Financial Statements, as of June 29, 2008, the Company had $77.6 million invested in available-for-sale securities, consisting primarily of auction rate securities. During the third fiscal quarter of 2008, auctions for these securities continued to be unsuccessful. While the recent auction failures will limit the liquidity of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.
The Company manages the balance of its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings.
Credit rating agencies currently rate the Company’s borrowings as follows:

	Commercial paper	Long-term debt
Moody’s	P-2	Baa1
Standard & Poor’s	A-2	BBB+
On July 2, 2008, Standard & Poor’s placed the BBB+ long-term rating and A-2 short term ratings for Starbucks on CreditWatch with negative implications. The CreditWatch placement followed the Company’s announcement on July 1, 2008 that it will close approximately 600 underperforming Company-operated stores in the U.S and reduce new store growth in fiscal year 2009. On July 3, 2008, Moody’s placed the Baa1 senior unsecured rating for Starbucks on review for possible downgrade, however Moody’s affirmed the Company’s Prime-2 short-term rating for commercial paper.
Factors that may affect credit ratings include changes in the Company’s operating performance, the economic environment and capital structure. If a downgrade were to occur, it could adversely impact, among other things, future borrowing costs, access to capital markets, and future operating lease terms. If either of the Company’s short-term ratings were downgraded, it would likely make the issuance of commercial paper difficult. In these circumstances the Company would draw upon its credit facility.
The Company’s credit facility contains provisions requiring Starbucks to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio of 2.5:1 over the most recent four quarter period, which measures the Company’s ability to cover financing expenses. As of June 29, 2008 and September 30, 2007, the Company was in compliance with each of these covenants. The $550 million of 6.25% Senior Notes, issued in the fourth quarter of fiscal 2007, also require Starbucks to maintain compliance with certain covenants that limit future liens and sale and leaseback transactions on certain material properties. As of June 29, 2008 and September 30, 2007, the Company was in compliance with each of these covenants.
The Company expects to use its cash and liquid investments, including any borrowings under its revolving credit facility, commercial paper program and proceeds from the issuance of long term debt securities, to invest in its core businesses, including new beverage innovations, as well as other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees, as well as purchase larger ownership interests in a limited number of equity method investees and licensed operations, particularly in international markets. Decisions to increase ownership will be driven by valuation and fit with the Company’s ownership strategy and are likely to be infrequent.
Depending on market conditions and within the constraint of maintaining an appropriate capital structure, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Due to the current challenging operating and economic environment, the Company continues to be conservative in its uses of cash and did not repurchase any shares in the second and third quarters of fiscal 2008. Management believes that cash flow generated from operations, existing cash and liquid investments, as well as borrowing capacity under the revolving credit facility and commercial paper program, should be sufficient to finance capital requirements for its core businesses for the foreseeable future, as well as fund the cost of lease termination and severance costs from the U.S. and Australia store closures, and the non-store headcount reductions. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.
Other than normal operating expenses, cash requirements for fiscal 2008 are expected to consist primarily of capital expenditures for new Company-operated retail stores and remodeling and refurbishment of existing Company-operated retail stores, as well as costs for the transformation initiatives as discussed in the Recent Developments section of Management Overview, construction of a new roasting and distribution facility, and investments in international licensees. Capital expenditures for fiscal 2008 are now expected to be approximately $1.0 billion, below the $1.1 billion the Company previously anticipated.
Cash provided by operating activities increased by $38.9 million to $1,078.7 million for the 39 weeks ended June 29, 2008 compared to the corresponding period of fiscal 2007. The modest increase was primarily due to revenue growth.
Cash used by investing activities for the 39 weeks ended June 29, 2008 totaled $762.3 million. Net capital additions to property, plant and equipment used $733.9 million, primarily from opening 802 new Company-operated retail stores and remodeling certain existing stores during the 39-week period. In addition, the sale and maturity of available-for-sale securities provided $75.9 million and $15.3 million, respectively, for the 39 weeks ended June 29, 2008, consisting primarily of auction rate securities that were sold through the normal auction process prior to the auction failures that began in mid-February 2008, as described in the Investments section under Note 1, and agency notes, issued by government-sponsored enterprises, called in the first half of fiscal 2008.
Cash used by financing activities for the 39 weeks ended June 29, 2008 totaled $307.5 million. Cash used to repurchase shares of the Company’s common stock totaled $311.4 million, all in the first quarter of fiscal 2008. This amount includes the effect of the net change in unsettled trades from September 30, 2007 of $16.0 million. Net repayments of commercial paper were $95.6 million for the 39 weeks ended June 29, 2008. As of June 29, 2008, a total of $615.2 million in borrowings were outstanding under the commercial paper program and $14.1 million in letters of credit were outstanding under the credit facility, leaving $370.7 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility. Partially offsetting cash used for share repurchases were proceeds of $88.9 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, Starbucks will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
Store Data
The following table summarizes the Company’s retail store counts:

	Net stores opened during the period				Stores open as of
	13 weeks ended		39 Weeks Ended
	Jun 29,	Jul 1,	Jun 29,	Jul 1,	Jun 29,	Jul 1,
	2008	2007	2008	2007	2008	2007
United States:
Company-operated stores	118	285	582	838	7,375	6,566
Licensed stores	18	196	304	561	4,195	3,729

	136	481	886	1,399	11,570	10,295

International:
Company-operated stores	65	60	220	178	1,932	1,613
Licensed stores	121	127	431	379	3,046	2,488

	Net stores opened during the period				Stores open as of
	13 weeks ended		39 Weeks Ended
	Jun 29,	Jul 1,	Jun 29,	Jul 1,	Jun 29,	Jul 1,
	2008	2007	2008	2007	2008	2007
	186	187	651	557	4,978	4,101

Total	322	668	1,537	1,956	16,548	14,396

Contractual Obligations
There have been no material changes during the period covered by this Report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 10-K.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to guarantees and are detailed in Note 13 to the Consolidated Financial Statements in this Form 10-Q.
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
Seasonality and Quarterly Results
The Company’s business is subject to some seasonal fluctuations, including fluctuations resulting from the holiday season. The Company’s cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores, and the Company’s growth may conceal the impact of other seasonal influences. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Consolidated Financial Statements in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates.
Foreign Currency Exchange Risk
As discussed in Note 4 to the Consolidated Financial Statements to the 10-K, Starbucks enters into certain hedging transactions to help mitigate its exposure to foreign currency denominated revenues, purchases, assets and liabilities.
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
June 29, 2008

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate
Foreign currency hedges	$42	$(38)	$15	$(19)
Commodity Price Risk, Equity Security Price Risk and Interest Rate Risk
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
During the third quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (June 29, 2008).
During the third quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 13 to the consolidated financial statements included in Item 1 of Part I of this Report.
Item 1A. Risk Factors
Except as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 and as set forth below, there have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in the 10-K.
Starbucks may not fully realize the anticipated positive impact to future financial results from its plan to close approximately 600 underperforming U.S Company-operated stores. Even if Starbucks does fully realize the anticipated positive impact to future financial results from its store closure plan, such positive impact may be insufficient to improve the Company’s financial condition and results of operations without improvement in the U.S. economy that translates into increased revenues for the Company’s U.S. segment.
In July 2008, the Company announced its plan to close approximately 600 underperforming Company-operated stores in the U.S. market as part of the Company’s multi-faceted plan to transform its business and improve results of operations. The estimated costs and charges associated with the U.S. store closures are based on management’s current assumptions and projections and may vary materially based on various factors, including the timing of store closures, the outcome of negotiations with landlords and other third parties, the Company’s ability to place affected partners (employees) into available positions at other Starbucks stores, and other changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in the Company not fully realizing the anticipated positive impact to the Company’s future financial results. Further, without improvement in the U.S. economy and a corresponding increase in revenues, there can be no assurance that the U.S. store closures will result in substantially improved results of operations for the Company.
Starbucks International segment is highly dependent on the financial performance of its U.K., Canada, and Japan markets, and any significant declines in net revenues or profit contribution from one or more of these markets could have a material adverse impact on the results of operations of the International segment.
Starbucks U.K., Canada and Japan markets account for a significant portion of the net revenues and profit contribution of the Company’s International business segment. Any significant decline in the financial performance of one of these key markets may have a material adverse impact on the results of operations of the entire Starbucks International segment, if not partially or fully offset by positive financial performance from the other two major markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the third quarter of fiscal 2008. As of the end of the quarter, the maximum number of shares that may yet be purchased under publicly announced stock repurchase plans was 6,272,128 shares. This number includes the additional 5 million shares authorized by the Starbucks Board of Directors on January 29, 2008.

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

STARBUCKS CORPORATION
August 6, 2008	By:	/s/ Peter Bocian
Peter Bocian
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer