Form 10-K
period 2008-09-28
STARBUCKS CORP
filed 2008-11-24
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-20322

Starbucks Corporation
(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1325671
(State of Incorporation)	(IRS Employer ID)

2401 Utah Avenue South
Seattle, Washington 98134
(206) 447-1575
(Address of principal executive offices, zip code, telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	Nasdaq Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 28, 2008 as reported on the NASDAQ Global Select Market was $12.1 billion. As of November 13, 2008, there were approximately 733.3 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 18, 2009 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

Form 10-K

For the Fiscal Year Ended September 28, 2008

PART I

Item 1.  Business

General

Starbucks Corporation was formed in 1985 and today is the world’s leading roaster and retailer of specialty coffee. Starbucks (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, a selection of premium teas, and coffee-related accessories and equipment, primarily through Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels such as licensed retail stores and, through certain of its equity investees and licensees, Starbucks produces and sells a variety of ready-to-drink beverages. All channels outside the Company-operated retail stores are collectively known as specialty operations.

The Company’s objective is to establish Starbucks as one of the most recognized and respected brands in the world. To achieve this goal, the Company plans to continue disciplined expansion of its retail operations, to grow its specialty operations and to selectively pursue other opportunities by introducing new products and developing new channels of distribution.

Segment Financial Information

Starbucks has three reportable operating segments, with each segment providing the indicated percentage of total net revenues for fiscal year ended September 28, 2008 (“fiscal 2008”): United States (76%), International (20%) and Global Consumer Products Group (“CPG”) (4%). The United States and International segments both include Company-operated retail stores and certain components of specialty operations. Specialty operations within the United States includes licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business. International specialty operations primarily consists of retail store licensing operations in more than 30 countries and foodservice accounts in Canada and the United Kingdom (“UK”). The International segment’s largest markets, based on number of retail stores, currently are Canada, Japan and the UK. The CPG segment includes packaged coffee and tea as well as branded products sold worldwide through channels such as grocery stores, warehouse clubs and convenience stores, and operates primarily through joint ventures and licensing arrangements with large consumer products business partners. This operating model leverages the business partners’ existing infrastructures and as a result, the CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to the Company’s other two reporting segments, which consist primarily of retail stores.

Financial information about Starbucks segments is included in Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K (“10-K” or “Report”).

Revenue Components

The following table shows the Company’s revenue components as a percentage of total net revenues and related specialty revenues for the fiscal year ended September 28, 2008:

	% of	% of
	Total Net	Specialty
Revenues	Revenues	Revenues
Company-operated retail	84%

Specialty:
Licensing:
Retail stores	8%	48%
Packaged coffee and tea	3%	21%
Branded products	1%	4%

Total licensing	12%	73%
Foodservice and other:
Foodservice	4%	25%
Other initiatives	<1%	2%

Total foodservice and other	4%	27%

Total specialty	16%	100%

Total net revenues	100%

Company-operated Retail Stores

The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing each customer a unique Starbucks Experience. The Starbucks Experience, or third place beyond home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.

Starbucks strategy for expanding its retail business is to increase its market share by selectively opening additional stores in existing markets and opening stores in new markets to support its long term strategic objectives. As described in more detail in Management’s Discussion and Analysis in this 10-K, the Company committed in June 2008 to close approximately 600 underperforming Company-operated stores in the US. The decision was an integral part of its transformation strategy, first announced in January 2008, and was a result of a rigorous evaluation of the US Company-operated store portfolio. The store closures were initiated in the fourth quarter of fiscal 2008 and are expected to be completed by the end of fiscal 2009.

Starbucks Company-operated retail stores accounted for 84% of total net revenues during fiscal 2008.

The following table summarizes total Company-operated retail store data for the periods indicated:

	Net Stores Opened
	(Closed) During the
	Fiscal Year Ended(1)			Stores Open as of
	Sep 28, 2008		Sep 30, 2007	Sep 28, 2008	Sep 30, 2007

United States	445	(2)	1,065	7,238	6,793
International:
Canada(3)	104		97	731	627
United Kingdom	84		66	664	580
China	37		42	178	141
Germany	27		36	131	104
Thailand	24		18	127	103
Singapore	12		8	57	45
Australia(4)	(64)		4	23	87
Other	12		15	68	56

Total International	236		286	1,979	1,743

Total Company-operated	681		1,351	9,217	8,536

(1)	Store openings are reported net of closures.

(2)	Of the approximately 600 stores selected for closure, 205 stores were closed in fiscal 2008.

(3)	Store data has been adjusted for the fiscal 2008 acquisition of assets and development rights for the Company’s Quebec and Atlantic Canada operations by reclassifying historical information from Licensed stores to Company-operated stores.

(4)	Starbucks restructured its Australia market by closing 61 stores in August 2008.

Starbucks retail stores are typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format, its stores are located in or near a variety of settings, including downtown and suburban retail centers, office buildings and university campuses. While the Company selectively locates stores in shopping malls, it focuses on locations that provide convenient access for both pedestrians and drivers. The Company also locates retail stores in select rural and off-highway locations to serve a broader array of customers outside major metropolitan markets. To provide a greater degree of access and convenience for nonpedestrian customers, the Company has continued to expand development of drive-thru retail stores. At the end of fiscal 2008, the Company operated approximately 2,800 drive-thru locations, compared to approximately 2,300 at the end of fiscal 2007, representing approximately 35% and 31%, respectively, of Company-operated stores in the US and Canada combined.

All Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages, a selection of premium teas and distinctively packaged roasted whole bean coffees. Starbucks stores also offer a variety of fresh food items, including several healthy choice selections. Food items include pastries, prepared breakfast and lunch sandwiches, and salads as well as sodas, juices, and bottled water. Starbucks continues to expand its food warming program in the United States and Canada, with approximately half of these stores as of September 28, 2008 providing warm food items, primarily breakfast sandwiches. A range of coffee-making equipment and accessories are also sold in the stores. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as coffee and espresso-making equipment and accessories. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a few accessories such as travel tumblers and logo mugs.

Retail sales mix by product type for Company-operated stores was as follows:

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Beverages	76%	75%	77%
Food	17%	17%	15%
Coffee-making equipment and other merchandise	4%	5%	5%
Whole bean coffees	3%	3%	3%

Total	100%	100%	100%

Specialty Operations

Specialty operations strive to develop the Company’s brands outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties that share the Company’s values and commitment to quality. These relationships take various forms, including licensing arrangements, foodservice accounts and other initiatives related to the Company’s core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations. During fiscal 2008, specialty revenues (which include royalties and fees from licensees, as well as product sales derived from specialty operations) accounted for 16% of total net revenues.

Licensing — Retail stores

In its licensed retail store operations, the Company leverages the expertise of its local partners and shares Starbucks operating and store development experience. Licensee partners provide improved and, at times, the only access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, Starbucks receives license fees and royalties and sells coffee, tea and related products for resale in licensed locations. Employees working in licensed retail locations are required to follow Starbucks detailed store operating procedures and attend training classes similar to those given to employees in Company-operated stores.

During fiscal 2008, 438 Starbucks licensed retail stores were opened in the United States and, as of September 28, 2008, the Company’s US licensees operated 4,329 stores. During fiscal 2008, 550 International licensed stores were opened. At September 28, 2008, the Company’s International operating segment had a total of 3,134 licensed retail stores. Product sales to and royalty and license fee revenues from US and International licensed retail stores accounted for 48% of specialty revenues in fiscal 2008.

At fiscal year end 2008, Starbucks total licensed retail stores by region and specific location were as follows:

Asia Pacific		Europe/Middle East/Africa		Americas

Japan	814	Turkey	107	United States	4,329
China	269	Spain	76	Mexico	241
South Korea	254	Greece	76	Canada	231
Taiwan	221	United Arab Emirates	69	Other	44
Philippines	150	Saudi Arabia	65
Malaysia	113	Kuwait	57
Indonesia	69	France	46
New Zealand	43	Switzerland	42
		Other	147

Total	1,933	Total	685	Total	4,845

Licensing — Packaged coffee and tea

Through a licensing relationship with Kraft Foods, Inc. (“Kraft”), the Company sells a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the United States. Kraft manages all distribution, marketing, advertising and promotion of these products.

The Company sells packaged coffee and tea internationally both directly to warehouse club customers, such as Costco, and through a licensing relationship with Kraft in Canada and the UK.

By the end of fiscal 2008, the Company’s coffees and teas were available in approximately 37,000 grocery and warehouse club stores, with 33,000 in the United States and 4,000 in International markets. Revenues from this category comprised 21% of specialty revenues in fiscal 2008.

Licensing — Branded products

The Company licenses the rights to produce and market Starbucks branded products through several partnerships both domestically and internationally. Significant licensing agreements include:

•	The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company in which Starbucks is a 50% equity investor, manufactures and markets ready-to-drink beverages, including bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drinks;

•	licensing agreements for the manufacturing, marketing and distribution of Starbucks Discoveries®, a ready-to-drink chilled cup coffee beverage, in Japan and South Korea;

•	a licensing agreement established in August 2008 with Unilever and Pepsi-Cola Company for the manufacturing, marketing and distribution of Starbucks super-premium Tazo® Tea ready-to-drink beverages in the US and Canada; and

•	the International Coffee Partnership, another joint venture with the Pepsi-Cola Company, to manufacture, market and distribute ready-to-drink beverages internationally which currently includes bottled Frappuccino® beverages in China and Mexico.

Collectively, the revenues from these branded products accounted for 4% of specialty revenues in fiscal 2008.

Foodservice

The Company sells whole bean and ground coffees, including the Starbucks and Seattle’s Best Coffee brands, as well as a selection of premium Tazo® teas and other related products, to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. The majority of the Company’s direct accounts are through national broadline distribution networks with SYSCO Corporation and US Foodservicetm. Starbucks foodservice sales, customer service and support resources are aligned with those of SYSCO Corporation and US Foodservice.

The Company’s total foodservice operations had over 19,000 accounts, primarily in the US, at fiscal year end 2008. Revenues from foodservice accounts comprised 25% of total specialty revenues in fiscal 2008.

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

To help ensure sustainability and future supply of high-quality green coffees in Central America and to reinforce the Company’s leadership role in the coffee industry, Starbucks operates the Starbucks Coffee Agronomy Company

S.R.L., a wholly owned subsidiary located in Costa Rica. Staffed with agronomists and sustainability experts, this first-of-its-kind Farmer Support Center is designed to proactively respond to changes in coffee producing countries that impact farmers and the supply of green coffee. During fiscal 2008, the Company expanded this sustainability program to Africa by establishing a Farmer Support Center in Rwanda.

The Company buys coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Due to volatility in green coffee commodity prices, the Company has historically used fixed-price purchase contracts in order to bring greater certainty to its cost of sales in future periods and promote sustainability by paying an equitable price to coffee producers. When green coffee commodity prices are high for sustained periods of time, the Company is less likely to enter into fixed-price contracts on favorable terms and more likely to increase the use of price-to-be-fixed contracts to meet its demand for coffee. These types of contracts state the quality, quantity and delivery periods and fix the price relative to a green coffee commodity benchmark, but allow the benchmark price to be established after contract signing. An increased use of price-to-be-fixed contracts instead of fixed-price contracts decreases the predictability of coffee costs in future periods until the price of green coffee becomes “fixed” by either Starbucks or the seller.

During fiscal 2008 Starbucks more than doubled its volume of price-to-be-fixed purchase commitments when compared to fiscal 2007, as a result of higher green coffee commodity prices. During fiscal 2008, “C” coffee commodity prices traded on the New York Board of Trade within a price range of $1.18 to $1.67 per pound and prices were, on average, approximately 20% higher than fiscal 2007 and 25% higher than fiscal 2006.

As of September 28, 2008, the Company had $583 million of purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through calendar 2009. Based on expected coffee delivery dates, approximately 86%, 9% and 5% of these purchase commitments will be received by Starbucks in fiscal years 2009, 2010 and 2011 and later, respectively. Additionally, approximately $246 million of these purchase commitments are price-to-be-fixed contracts, most of which will be received by Starbucks during fiscal 2009.

The Company depends upon its relationships with coffee producers, outside trading companies and exporters for its supply of green coffee. The Company believes, based on relationships established with its suppliers, the risk of non-delivery on such purchase commitments is remote.

In addition to coffee, the Company also purchases significant amounts of dairy products, particularly fluid milk, to support the needs of its Company-operated retail stores. Dairy expense for the US segment represents a large majority of the Company’s total dairy expense; therefore significant changes in US dairy prices can have a material impact on total dairy expense. The US segment’s dairy costs, which closely follow the monthly Class I fluid milk base price as calculated by the US Department of Agriculture, can change significantly in the short term. The Company’s US dairy costs remained higher throughout most of fiscal 2008 compared to fiscal 2007, adversely affecting the US segment’s and the Company’s profitability. In the United States, the Company purchases substantially all of its fluid milk requirements from three dairy suppliers. The Company believes, based on relationships established with these suppliers, that the risk of non-delivery of enough fluid milk to support its US retail business is remote.

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

Competition

The Company’s primary competitors for coffee beverage sales are quick-service restaurants and specialty coffee shops. In almost all markets in which the Company does business, there are numerous competitors in the specialty coffee beverage business, and management expects this situation to continue. The Company believes that its customers choose among specialty coffee retailers primarily on the basis of product quality, service and convenience, as well as price. Starbucks has been experiencing significantly greater direct competition from large competitors in the United States quick-service restaurant sector, some of whom have substantially greater financial, marketing and operating resources than the Company. Starbucks also faces well-established competitors in many International markets and increased competition in the US ready-to-drink coffee beverage market.

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

Starbucks also faces intense competition from both restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.

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

Research and Development

Starbucks research and development efforts are led by the Research and Development department. This team is responsible for the technical development of food and beverage products and new equipment. The Company spent approximately $7.2 million, $7.0 million and $6.5 million during fiscal 2008, 2007 and 2006, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

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

Employees

The Company employed approximately 176,000 people worldwide as of September 28, 2008. In the United States, Starbucks employed approximately 143,000 people, with 136,000 in Company-operated retail stores and the remainder in the Company’s administrative and regional offices, and store development, roasting and warehousing operations. Approximately 33,000 employees were employed outside of the United States, with 32,000 in Company-operated retail stores and the remainder in the Company’s regional support facilities and roasting and warehousing operations. The number of the Company’s employees represented by unions is immaterial. Starbucks believes its current relations with its employees are good.

Available Information

Starbucks 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of Starbucks website at http://investor.starbucks.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on the Company’s website is not part of this or any other report Starbucks files with, or furnishes to, the SEC.

Global Responsibility

Starbucks is committed to being a deeply responsible company in the communities where it does business around the world. The Company’s focus is on ethically sourcing high-quality coffee, reducing its environmental impacts and contributing positively to communities. Starbucks Global Responsibility strategy and commitments are integral to the Company’s overall business strategy. As a result, Starbucks believes it delivers benefits to the Company and its stakeholders, including employees, business partners, customers, suppliers, shareholders, community members and others. For an overview of Starbucks Global Responsibility strategy and commitments, please see Starbucks fiscal 2008 Global Responsibility Report, which will be available online at www.starbucks.com/sharedplanet in April 2009.

Item 1A.  Risk Factors

Starbucks is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below.

•	Failure to meet market expectations for Starbucks financial performance will likely adversely affect the market price of Starbucks stock.

The Company’s failure to meet market expectations going forward, particularly with respect to comparable store sales, net revenues, operating margins, and earnings per share, will likely result in a decline in the market price of Starbucks stock.

•	The Company may not be successful in implementing important new strategic initiatives, which may have a material adverse impact on its business and financial results.

In fiscal 2008, the Company undertook the development and implementation of several important strategic initiatives as part of a transformation strategy designed to drive long-term shareholder value and improve Starbucks results of operations, including:

•	improving the current state of the US business by refocusing on the customer experience in the stores, new products and store design elements, and new training and tools for the Company’s store partners to help them give customers a superior experience;

•	slowing the Company’s pace of US store openings and closing a number of underperforming US store locations, enabling Starbucks to renew its focus on its store-level unit economics;

•	re-igniting the emotional attachment with customers and restoring the connections customers have with Starbucks® coffee, brand, people and stores; and

•	re-aligning Starbucks organization and streamlining the management to better support customer-focused initiatives and reallocating resources to key value drivers.

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

•	Starbucks is subject to a number of significant risks that might cause the Company’s actual results to vary materially from its forecasts, targets, plans, or projections, including:

•	lower customer traffic or average value per transaction, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of new products or price increases necessary to cover costs of new products and/or higher input costs;

•	unfavorable general economic conditions in the markets in which Starbucks operates, including, but not limited to, downturns in the housing market, higher interest rates, higher unemployment rates, lower disposable income due to higher energy or other consumer costs, lower consumer confidence, and other events or factors that adversely affect consumer spending, including the ongoing global financial crises;

•	customers trading down to lower priced products within Starbucks, and/or shifting to competitors with lower priced products;

•	declines in general consumer demand for specialty coffee products; or

•	adverse impacts due to negative publicity regarding the Company’s business practices or the health effects of consuming its products;

•	cost increases that are either wholly or partially beyond the Company’s control, such as:

•	commodity costs for commodities that cannot be effectively hedged, such as fluid milk, and to a lesser extent, high- quality arabica coffee (See also the discussion on page 6 under “Product Supply”);

•	labor costs such as increased health care costs, general market wage levels and worker’s compensation insurance costs;

•	litigation against Starbucks, particularly class action litigation;

•	construction costs associated with new store openings;

•	information technology costs and other logistical resources necessary to maintain and support the global growth of the Company’s business; and

•	delays in store openings for reasons beyond the Company’s control, or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep the Company from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share;

•	any material interruption in the Company’s supply chain beyond its control, such as material interruption of roasted coffee supply due to the casualty loss of any of the Company’s roasting plants or the failures of third-party suppliers, or interruptions in service by common carriers that ship goods within the Company’s distribution channels; and

•	the impact on Starbucks business of factors such as labor discord, war, terrorism (including incidents targeting Starbucks), political instability in certain markets and natural disasters.

•	The global economic crisis could adversely affect the Company’s business and financial results and have a material adverse affect on Starbucks liquidity and capital resources.

As the recent global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted and a severe global recession now appears likely. As a retailer that is dependent upon consumer discretionary spending, the Company will face an extremely challenging fiscal 2009 because Starbucks customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company’s financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including Starbucks ability to issue commercial paper and to raise additional capital if needed, the ability of banks to honor draws on Starbucks credit facility, or otherwise negatively impact the Company’s business and financial results.

•	Starbucks is highly dependent on the financial performance of its United States operating segment.

The Company’s financial performance is highly dependent on its United States operating segment, which comprised 76% of consolidated total net revenues in fiscal 2008. The Company experienced a substantial down-turn in traffic in its US stores in fiscal 2008, which adversely affected the operating results of the US segment and the Company as a whole. If the US segment is unable to improve its financial performance, the Company’s business and financial results will continue to be adversely affected.

•	Starbucks may not fully realize the anticipated positive impacts to future financial results from the restructuring measures announced in July 2008.

In July 2008, the Company announced several restructuring measures as part of the Company’s multi-faceted plan to transform its business and improve results of operations, including a plan to close approximately 600 underperforming Company-operated stores in the US market, a restructuring of the Australia market, and certain leadership and non-store organization changes. There can be no assurance that the Company will fully realize the anticipated positive impacts to future financial results from these restructuring measures. The estimated costs and charges associated with the US store closures are based on management’s assumptions and projections and may vary materially based on various factors, including the timing of store closures, the outcome of negotiations with landlords and other third parties, the Company’s ability to place affected partners (employees) into available positions at other Starbucks stores, and other changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in the Company not fully realizing the anticipated positive impact to the Company’s future financial results from such US store closures. Further, to the extent that the Company is unable to improve its financial performance in fiscal 2009, further restructuring measures may be required in the future.

•	Starbucks is increasingly dependent on the success of its International operating segment in order to achieve its growth targets.

The Company’s future growth will increasingly depend on the growth and sustained profitability of its International operating segment. Some or all of the Company’s International market business units (“MBUs”), which Starbucks generally defines by the countries or regions in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of the International operating segment may be adversely affected by economic downturns in one or more of the Company’s large MBUs. Additionally, some factors that will be critical to the success of International MBUs are different than those affecting the Company’s US stores and licensees. Tastes naturally vary by region, and consumers in new international markets into which Starbucks and its licensees expand may not embrace Starbucks products to the same extent as consumers in the Company’s existing markets. Occupancy costs and store operating expenses are also sometimes higher internationally than in the United States due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of the Company’s International operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to US operations. The Company’s International operations are also subject to additional inherent risks of conducting business abroad, such as:

•	foreign currency exchange rate fluctuations;

•	changes or uncertainties in economic, legal, regulatory, social and political conditions in the Company’s markets;

•	interpretation and application of laws and regulations;

•	restrictive actions of foreign or United States governmental authorities affecting trade and foreign investment, including protective measures such as export and customs duties and tariffs and restrictions on the level of foreign ownership;

•	import or other business licensing requirements;

•	the enforceability of intellectual property and contract rights;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	in developing economies, the growth rate in the portion of the population achieving targeted levels of disposable income may not be as fast as the Company forecasts;

•	difficulty in staffing, developing and managing foreign operations, including ensuring the consistency of product quality and service, due to distance, language and cultural differences; and

•	local laws that make it more expensive and complex to negotiate with, retain or terminate employees.

Moreover, many of the foregoing risks are particularly acute in developing counties, which are important to the Company’s long-term growth prospects.

•	Starbucks International segment is highly dependent on the financial performance of its Canada, Japan and UK markets; any significant increases in costs or significant declines in net revenues or profit contribution from one or more of these markets could have a material adverse impact on the results of operations of the International segment.

Starbucks Canada, Japan and UK markets account for a significant portion of the net revenues and profit contribution of the Company’s International operating segment. Any significant decline in the financial performance of one of these key markets may have a material adverse impact on the results of operations of the entire Starbucks International segment, if not partially or fully offset by positive financial performance from the other two major markets.

•	Starbucks faces intense competition in the specialty coffee market.

A description of the general competitive conditions in which Starbucks operates appears on page 7 under “Competition.” In the United States, the continued focus by one or more large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages at a low cost has attracted Starbucks customers and could, if the numbers become large enough, adversely affect the Company’s sales and results of operations. Similarly, continued competition from well-established competitors in international markets could hinder growth and adversely affect the Company’s sales and results of operations in those markets. Increased competition from large competitors with significant resources in the United States packaged coffee and tea, and ready-to-drink coffee beverage market could adversely affect the profitability of the CPG segment and the Company’s results of operations. Given its premium brand, Starbucks may be impacted more severely than its competitors by customers trading down to lower priced coffee beverages and related products.

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

•	The loss of key personnel or difficulties recruiting and retaining qualified personnel could jeopardize the Company’s ability to meet its financial targets.

The Company’s success depends substantially on the contributions and abilities of key executives and other employees, and on its ability to recruit and retain high quality employees to work in and manage Starbucks stores. Starbucks must continue to recruit, retain and motivate management and other employees sufficient to maintain its current business and support its projected growth. A loss of key employees or a significant shortage of high quality store employees could jeopardize the Company’s ability to meet its financial targets.

•	The Company’s business depends in large part on the success of its business partners and suppliers, and the Company’s brand and reputation may be harmed by actions taken by third parties that are outside of the Company’s control.

The Company’s business strategy, including its plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of licensee and partnership relationships, particularly in its International markets. Licensees are often authorized to use the Starbucks logo and provide Starbucks-branded beverages, food and other products directly to customers. The Company provides training and support to, and monitors the operations of, these business partners, but the product quality and service they deliver to Starbucks customers may be diminished by any number of factors beyond the Company’s control. Management believes customers expect the same quality of products and service from the Company’s licensees as they do from Starbucks and the Company strives to ensure customers have the same experience whether they visit a Company-operated or licensed store. Any shortcoming of a Starbucks business partner, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to Starbucks, thus damaging the Company’s reputation and brand value and potentially affecting the results of operations.

•	Effectively managing the Company’s growth is challenging.

Effectively managing growth can be challenging, particularly as Starbucks expands into new markets internationally, where it must balance the need for flexibility and a degree of autonomy for local management with consistency with the Company’s goals, philosophy and standards. Significant growth can make it increasingly difficult to ensure a consistent supply of high quality raw materials, to locate and hire sufficient numbers of key employees to meet the Company’s financial targets, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience.

•	Adverse public or medical opinions about the health effects of consuming the Company’s products, as well as reports of incidents involving food-borne illnesses or food tampering, whether or not accurate, could harm its business.

Some Starbucks products contain caffeine, dairy products, sugar and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high-calorie foods, have led to a rapidly rising rate of obesity. Particularly in the United States, there is increasing consumer awareness of health risks, including obesity, due in part to increasing publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While Starbucks has a variety of healthy choice beverage and food items, including items that are low in caffeine and calories, an unfavorable report on the health effects of caffeine or other compounds present in the Company’s products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for the Company’s beverages and food products.

Similarly, instances or reports, whether true or not, of unclean water supply, food-borne illnesses and food tampering have in the past severely injured the reputations of companies in the food processing, grocery and quick-service restaurant sectors and could in the future affect the Company as well. Any report linking Starbucks to the use of unclean water, food-borne illnesses or food tampering could damage its brand value, immediately and severely hurt sales of its beverages and food products, and possibly lead to product liability claims. Clean water is critical to the preparation of specialty coffee beverages. The Company’s ability to ensure a clean water supply to its stores is limited, particularly in some International locations. If customers become ill from food-borne illnesses, the Company could also be forced to temporarily close some stores. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants or stores of competitors, could, by resulting in negative publicity about the foodservice industry, adversely affect Starbucks sales on a regional or global basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of the Company’s stores, could materially harm the Company’s business and results of operations.

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

•	Increased leverage and/or increases in interest rates may harm the Company’s financial condition and results of operations.

As of September 28, 2008, Starbucks had approximately $5.1 billion in minimum future rental payments under non-cancelable operating leases and $3.2 billion of total liabilities on a consolidated basis. Included in total liabilities are aggregate principal indebtedness of $713 million under outstanding commercial paper and revolving credit facility borrowings, and $550 million under ten-year notes maturing in August 2017. Future increases in the Company’s level of financial obligations, if any, would have several important effects on the Company’s future operations, such as:

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

An increase in leverage could lead to deterioration in Starbucks credit ratings. A reduction in its credit ratings, regardless of the cause, could limit the Company’s availability of additional financing and increase its cost of obtaining financing.

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

•	Failure of the Company to comply with applicable laws and regulations could harm its business and financial results.

Starbucks policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable labor laws. Additional legal and regulatory requirements, such as those arising under the Sarbanes-Oxley Act of 2002, together with the fact that foreign laws occasionally conflict with domestic laws, increase the complexity of the regulatory environment in which the Company operates and the related cost of compliance. Failure to comply with the various laws and regulations may result in damage to Starbucks reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance and restatements of the Company’s financial statements.

If any of the risks and uncertainties described in the cautionary factors described above actually occurs, Starbucks business, financial condition and results of operations could be materially and adversely affected. The factors listed above are not exhaustive. Other sections of this 10-K include additional factors that could materially and adversely impact Starbucks business, financial condition and results of operations. Moreover, Starbucks operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on Starbucks business, financial condition or results of operation or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this 10-K and any other public statement made by Starbucks or its management may turn out to be incorrect. Starbucks expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The following table shows properties used by Starbucks in connection with its roasting and distribution operations:

	Approximate Size	Owned or
Location	in Square Feet	Leased	Purpose
Kent, WA	332,000	Owned	Roasting and distribution
Kent, WA	285,000	Leased	Warehouse
Renton, WA	125,000	Leased	Warehouse
York County, PA	450,000	Owned	Roasting and distribution
York County, PA	298,000	Owned	Warehouse
York County, PA	231,000	Leased	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Sandy Run, SC	117,000	Owned	Roasting and distribution
Portland, OR	68,000	Leased	Warehouse
Basildon, United Kingdom	142,000	Leased	Warehouse and distribution
Amsterdam, Netherlands	97,000	Leased	Roasting and distribution

The Company leases approximately 1.0 million square feet of office space in Seattle, Washington for corporate administrative purposes. Also in Seattle, Washington, the Company owns a 205,000 square foot office building with an adjacent 36,000 square foot plot of land, which is currently under development. The Company is no longer occupying the office building and is currently considering various options for both the building and the adjacent land, including sublease and sale.

As of September 28, 2008, Starbucks had more than 9,000 Company-operated retail stores. The Company also leases space in approximately 170 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

Item 3.  Legal Proceedings

See discussion of Legal Proceedings in Note 17 to the consolidated financial statements included in Item 8 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2008.

Executive officers of the registrant

The executive officers of the Company are as follows:

Name	Age	Position
Howard Schultz	55	chairman, president and chief executive officer
Cliff Burrows	44	president, Starbucks Coffee US
Martin Coles	53	president, Starbucks Coffee International
Gerardo I. Lopez	49	senior vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee
Arthur Rubinfeld	55	president, Global Development
Peter J. Bocian	54	executive vice president, chief financial officer and chief administrative officer
Troy Alstead	45	executive vice president, chief financial officer and chief administrative officer (designate)
Paula E. Boggs	49	executive vice president, general counsel and secretary
Michelle Gass	40	executive vice president, Marketing and Category (designate)
Peter D. Gibbons	47	executive vice president, Global Supply Chain Operations
Dorothy J. Kim	46	executive vice president, Global Strategy, Office of the ceo
Chet Kuchinad	49	executive vice president, Partner Resources

Howard Schultz is the founder of Starbucks and serves as the Company’s chairman, president and chief executive officer. Mr. Schultz has served as chairman of the board since the Company’s inception in 1985 and he resumed his role as president and chief executive officer in January 2008. From June 2000 to February 2005, Mr. Schultz held the title of chief global strategist. From November 1985 to June 2000, he served as chief executive officer. From November 1985 to June 1994, Mr. Schultz also served as president.

Cliff Burrows joined Starbucks in April 2001 and has served as president, Starbucks Coffee US since March 2008. Mr. Burrows served as president, Europe, Middle East and Africa (EMEA) from April 2006 to March 2008. He served as vice president and managing director, UK prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and housewares retailer.

Martin P. Coles joined Starbucks in April 2004 as president, Starbucks Coffee International, and, in July 2008, reassumed this role, after having served as chief operating officer from September 2007 to July 2008. Prior to joining Starbucks, Mr. Coles served as an executive vice president of Reebok International, Ltd. a sports and fitness products company, from December 2001 to February 2004. Prior to joining Reebok International, Ltd., Mr. Coles held several executive level management sales and operations positions with NIKE Inc., Letsbuyit.com and Gateway, Inc.

Gerardo I. Lopez joined Starbucks in October 2004 as senior vice president; president, Global Consumer Products and became senior vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee in November 2007. Prior to joining Starbucks, Mr. Lopez was president of the Handleman Entertainment Resources division of Handleman Company from November 2001 to September 2004 and was senior vice president and general manager from May 2000 to November 2001. Prior to that, Mr. Lopez held a variety of executive management positions with Frito-Lay, Inc., Pepsi-Cola Company and The Procter & Gamble Company.

Arthur Rubinfeld rejoined Starbucks in February 2008 as president, Global Development. Mr. Rubinfeld also serves as president of AIRVISION LLC, an advisory firm specializing in brand positioning that he founded in June 2002. From March 2006 to February 2008, Mr. Rubinfeld served as executive vice president, Corporate Strategy and chief development officer at Potbelly Sandwich Works. Prior to 2002, Mr. Rubinfeld held several positions in Store Development at Starbucks.

Peter J. Bocian joined Starbucks as executive vice president and chief financial officer designate in May 2007 and became executive vice president, chief financial officer and chief administrative officer in October 2007. As previously announced Mr. Bocian will resign as executive vice president, chief financial officer and chief administrative officer at the end of November 2008. Prior to joining Starbucks, Mr. Bocian worked at NCR Corporation a technology and services company. From 2004 to May 2007, Mr. Bocian served as NCR’s senior vice president and chief financial officer. From 2003 to 2004, he served as NCR’s vice president, finance and interim chief financial officer. From 2002 to 2003, Mr. Bocian was the chief financial officer of NCR’s Retail and Financial Group, covering four business units and from 1999 to 2002, he served as the chief financial officer of NCR’s Retail Solutions Division.

Troy Alstead joined Starbucks in 1992 and currently serves as the Company’s senior vice president, Global Finance, a position he has held since September 2007. As previously announced, Mr. Alstead will succeed Mr. Bocian as executive vice president, chief financial officer and chief administrative officer at the end of November 2008. Mr. Alstead previously served as chief operating officer, Starbucks Greater China from April 2008 to September 2008, senior vice president, Corporate Finance from September 2004 to August 2007, interim president, Starbucks Europe/Middle East/Africa from April 2003 through August 2004, and senior vice president, Starbucks Coffee International from March 2003 through March 2004. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004.

Paula E. Boggs joined Starbucks in September 2002 as executive vice president, general counsel and secretary. Prior to joining Starbucks, Ms. Boggs served as vice president, legal, for products, operations and information technology at Dell Computer Corporation from 1997 to 2002. From 1995 to 1997, Ms. Boggs was a partner with the law firm of Preston Gates & Ellis (now K&L Gates). Ms. Boggs served in several roles at the Pentagon, White House and US Department of Justice between 1984 and 1995.

Michelle Gass joined Starbucks in 1996 and has served as the Company’s senior vice president, Marketing and Category since July 2008. As previously announced, Ms. Gass will assume the role of executive vice president, Marketing and Category beginning December 1, 2008. Ms. Gass previously served as senior vice president, Global Strategy, Office of the ceo from January 2008 to July 2008, senior vice president, Global Product and Brand from August 2007 to January 2008, senior vice president, U.S. Category Management from May 2004 to August 2007 and vice president, U.S. Category Management from October 2003 to April 2004. Ms. Gass served in a number of other positions with Starbucks prior to 2003.

Peter D. Gibbons joined Starbucks in February 2007 and has served as executive vice president, Global Supply Chain Operations since July 2008. From February 2007 to July 2008, Mr. Gibbons served as senior vice president, Global Manufacturing Operations. From March 1999 to February 2007, Mr. Gibbons was executive vice president, Supply Chain, of The Glidden Company, a subsidiary of ICI Americas, Inc.

Dorothy J. Kim joined Starbucks in November 1995 and has served as executive vice president, Global Strategy, Office of the ceo since July 2008. From December 2004 to July 2008, Ms. Kim served as executive vice president, Supply Chain Operations. From April 2003 to December 2004, Ms. Kim served as senior vice president, Global Logistics, Planning and Procurement. Prior to April 2003, Ms. Kim served in various executive roles in Supply Chain and Coffee Operations and also held several positions in retail planning and operations.

Chet Kuchinad joined Starbucks in April 2003 and has served as executive vice president, Partner Resources since January 2008. Mr. Kuchinad served as senior vice president, Total Pay from April 2003 to January 2008. Prior to joining Starbucks, Mr. Kuchinad held a number of positions in the field of human resources with NIKE, Inc., McDonald’s Corporation and Towers Perrin.

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

SHAREHOLDER INFORMATION

MARKET INFORMATION AND DIVIDEND POLICY

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”), under the symbol “SBUX.” The following table shows the quarterly high and low closing sale prices per share of the Company’s common stock as reported by NASDAQ for each quarter during the last two fiscal years:

	High	Low
September 28, 2008:
Fourth Quarter	$16.92	$13.58
Third Quarter	18.60	15.66
Second Quarter	20.47	16.80
First Quarter	26.84	20.03
September 30, 2007:
Fourth Quarter	$28.29	$25.87
Third Quarter	31.84	25.54
Second Quarter	36.29	29.32
First Quarter	39.43	33.62

As of November 13, 2008, the Company had approximately 21,000 shareholders of record. Starbucks has never paid any dividends on its common stock and does not currently anticipate paying a cash dividend in the near future.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares during the fourth quarter of fiscal 2008. As of the end of the quarter, the maximum number of shares that may yet be purchased under publicly announced stock repurchase plans was 6,272,128 shares.

Performance Comparison Graph

The following graph depicts the Company’s total return to shareholders from September 28, 2003 through September 28, 2008, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 28, 2003, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. Starbucks has never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	9/28/03	10/3/04	10/2/05	10/1/06	9/30/07	9/28/08
Starbucks Corporation	$100.00	$159.69	$169.43	$230.30	$177.21	$101.18
S&P 500	$100.00	$113.87	$127.82	$141.62	$164.90	$128.66
NASDAQ Composite	$100.00	$107.74	$123.03	$131.60	$158.88	$119.05
S&P Consumer Discretionary	$100.00	$114.15	$119.91	$130.53	$138.80	$107.69

Item 6.  Selected Financial Data

In millions, except earnings per share and store information

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

	Sep 28,	Sep 30,	Oct 1,	Oct 2,	Oct 3,
	2008	2007	2006	2005	2004
As of and for the Fiscal Year Ended(1)	(52 Wks)	(52 Wks)	(52 Wks)	(52 Wks)	(53 Wks)

RESULTS OF OPERATIONS
Net revenues:
Company-operated retail	$8,771.9	$7,998.3	$6,583.1	$5,391.9	$4,457.4
Specialty:
Licensing	1,171.6	1,026.3	860.6	673.0	565.8
Foodservice and other	439.5	386.9	343.2	304.4	271.0

Total specialty	1,611.1	1,413.2	1,203.8	977.4	836.8

Total net revenues	$10,383.0	$9,411.5	$7,786.9	$6,369.3	$5,294.2

Operating income(2)	$503.9	$1,053.9	$894.0	$780.5	$606.5
Earnings before cumulative effect of change in accounting principle	315.5	672.6	581.5	494.4	388.9
Cumulative effect of accounting change for FIN 47, net of taxes	—	—	17.2	—	—
Net earnings	$315.5	$672.6	$564.3	$494.4	$388.9
Earnings per common share before cumulative effect of change in accounting principle — diluted (“EPS”)	$0.43	$0.87	$0.73	$0.61	$0.47
Cumulative effect of accounting change for FIN 47, net of taxes — per common share	—	—	0.02	—	—
Net earnings per common share — diluted	$0.43	$0.87	$0.71	$0.61	$0.47
Cash dividends per share	—	—	—	—	—
Net cash provided by operating activities	$1,258.7	$1,331.2	$1,131.6	$922.9	$862.9
Capital expenditures (net additions to property, plant and equipment)	$984.5	$1,080.3	$771.2	$643.3	$416.9
BALANCE SHEET
Working capital (deficit)(3)	$(441.7)	$(459.1)	$(405.8)	$(17.7)	$604.6
Total assets	5,672.6	5,343.9	4,428.9	3,513.7	3,386.3
Short-term borrowings	713.0	710.3	700.0	277.0	—
Long-term debt (including current portion)(4)	550.3	550.9	2.7	3.6	4.4
Shareholders’ equity	$2,490.9	$2,284.1	$2,228.5	$2,090.3	$2,469.9
STORE INFORMATION
Percentage change in comparable store sales(5)
United States	(5)%	4%	7%	9%	11%
International	2%	7%	8%	6%	6%
Consolidated	(3)%	5%	7%	8%	10%
Stores opened during the year (net of closures):
United States
Company — operated stores	445	1,065	810	580	521
Licensed stores	438	723	733	596	417
International(6)
Company — operated stores	236	286	240	177	160
Licensed stores	550	497	416	319	246

Total	1,669	2,571	2,199	1,672	1,344

	Sep 28,	Sep 30,	Oct 1,	Oct 2,	Oct 3,
	2008	2007	2006	2005	2004
As of and for the Fiscal Year Ended(1)	(52 Wks)	(52 Wks)	(52 Wks)	(52 Wks)	(53 Wks)

Stores open at year end:
United States
Company-operated stores	7,238	6,793	5,728	4,918	4,338
Licensed stores	4,329	3,891	3,168	2,435	1,839
International(6)
Company-operated stores	1,979	1,743	1,457	1,217	1,040
Licensed stores	3,134	2,584	2,087	1,671	1,352

Total	16,680	15,011	12,440	10,241	8,569

(1)	The Company’s fiscal year ends on the Sunday closest to September 30.

(2)	Fiscal 2008 results include pretax restructuring charges of $266.9 million.

(3)	Working capital deficits were primarily due to increased current liabilities from short term borrowings.

(4)	In August 2007, the Company issued $550 million of 10-year notes.

(5)	Includes only Starbucks Company-operated retail stores open 13 months or longer. Comparable store sales percentage for fiscal 2004 excludes the extra sales week.

(6)	International store information has been adjusted for the fiscal 2008 acquisition of assets and development rights for the Company’s Quebec and Atlantic Canada Operations by reclassifying historical information from Licensed stores to Company-operated stores.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Some fiscal years include 53 weeks. The fiscal years ended on September 28, 2008, September 30, 2007 and October 1, 2006 all included 52 weeks. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

Management Overview

Fiscal 2008 — The Year in Review

Throughout fiscal 2008, Starbucks continued to experience declining comparable store sales in its US stores, primarily due to lower customer traffic. With the US segment representing 76% of consolidated revenues, the impact of this decline on the Company’s financial results for fiscal 2008 was significant. For fiscal year 2008 comparable store sales declined 5% in the US, with a declining trend over the course of the year, ending with a decline of 8% in the fourth quarter. The Company also experienced declining comparable sales in Canada and the UK, its two largest Company-operated International markets, primarily due to lower traffic. The Company believes that the weaker traffic has been caused by a number of ongoing factors in the global economies that have negatively impacted consumers’ discretionary spending, as well as factors within the Company’s control with respect to the pace of store openings in the US and store level execution. In the US, the economic factors included the higher cost of such basic consumer staples as gas and food, rising levels of unemployment and personal debt, reduced access to consumer credit, and lower home values as well as increased foreclosure activity in certain areas of the country (California and Florida) where Starbucks has a high concentration of Company-operated stores. These developments combined with recent and ongoing unprecedented shocks to the global financial system and capital markets have all contributed to sharp declines in consumer confidence in the US.

Starbucks business is highly sensitive to increases and decreases in customer traffic. Increased customer visits create sales leverage, meaning that fixed expenses, such as occupancy costs, are spread across a greater revenue base, thereby improving operating margins. But the reverse is also true — sales de-leveraging creates downward pressure on margins. The softness in US revenues during fiscal 2008 impacted nearly all consolidated and US segment operating expense line items when viewed as a percentage of sales.

Since January 2008, when Company founder Howard Schultz reassumed the role of president and chief executive officer in addition to his role as chairman, Starbucks has taken steps to address the deterioration in the US retail environment and address its global support structure. These included the development and implementation of several important strategic initiatives as part of a transformation strategy designed to reinvigorate the Starbucks Experience for the Company’s customers, increase customer traffic in its US stores, reduce infrastructure expenses, and improve the Company’s results of operations. These significant actions have been designed to structure the Company’s business for long-term profitable growth.

As a result of the continued weak economy and decreased customer traffic, as well as the costs associated with the store closures and other actions in its transformation strategy, the Company’s fiscal 2008 results were negatively impacted in the following ways:

•	Consolidated operating income was $503.9 million in fiscal 2008, and operating margin for the year was 4.9% compared with 11.2% in the prior year. Approximately 260 basis points of the decrease in operating margin was a result of restructuring charges, primarily related to the significant US store closures. Softness in US revenues along with higher cost of sales including occupancy costs and store operating expenses were also significant drivers in the margin decline.

•	EPS for fiscal 2008 was $0.43, compared to EPS of $0.87 per share earned in the prior year. Restructuring charges and costs associated with the execution of the transformation agenda impacted EPS by approximately $0.28 per share in fiscal 2008.

Significant Actions Taken in Fiscal 2008

The more significant actions taken by Starbucks in fiscal 2008 to transform and reinvigorate its business included:

•	A plan to close approximately 600 underperforming Company-operated stores in the US market, of which 205 were closed as of fiscal year-end with the remaining stores to be closed by the end of fiscal 2009;

•	Restructuring the Company’s Australia business by closing 61 Company-operated stores, focusing on the remaining 23 stores in three key metro areas;

•	Reducing approximately 1,000 open and filled positions within the Company’s leadership structure and its non-store organization, to rationalize its infrastructure for the reduced number of stores; and

•	Introducing new beverage platforms designed to reinvigorate the Starbucks beverage offerings, new breakfast food offerings and bakery and chilled foods, including health and wellness choices, and a new, everyday brewed coffee, Pike Placetm Roast, which returned the Company to the practice of grinding whole beans in stores and brewing every 30 minutes to provide customers with the freshest coffee possible.

Fiscal 2009 — The View Ahead

Management expects the Company to continue to face a very difficult economic environment throughout fiscal 2009, both in the US and internationally, including in its two largest Company-operated markets of Canada and the UK. As the global financial crisis has broadened and intensified, other sectors of the global economy have been adversely impacted and a severe global recession of uncertain length now appears likely. As a retailer that is dependent upon consumer discretionary spending, the Company expects to face an extremely challenging fiscal 2009 because of these economic conditions. Accordingly, Starbucks expects to report negative comparable store sales for fiscal 2009. Additionally, the Company’s earnings for fiscal 2009 will be impacted by lease termination and severance costs from the US and Australia store closures, totaling up to an estimated $0.12 of EPS for fiscal 2009. The Company estimates that the combination of the US and Australia store closures and head count reductions will result in a pre-tax benefit to operating income of approximately $200 million to $210 million in fiscal 2009, which equates to approximately $0.17 to $0.18 of EPS.

Starbucks plans to be disciplined in its approach to new store openings, in both Company-operated and licensed markets, and adjust as needed in response to further worsening in the global economy. Starbucks fiscal 2009 US store opening target is approximately a negative 20 net new stores, which includes a nearly 225 Company-operated store decline and approximately 205 net new licensed stores. Internationally, Starbucks is planning to open approximately 700 net new stores in fiscal 2009, two-thirds of which are expected to be licensed, as it factors in the current global economic climate, with a more cautious approach in the UK and western Europe.

Operating Segment Overview

Starbucks has three reportable operating segments: United States, International and CPG.

The United States and International segments both include Company-operated retail stores, licensed retail stores and foodservice operations. Licensed stores frequently have a higher operating margin than Company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in its share of costs as these are primarily borne by the licensee. The International segment has a higher relative share of licensed stores versus Company-operated compared to the US segment; however, the US segment has been operating significantly longer than the International segment and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the more mature US segment has significantly more stores, and higher total revenues than the International segment. Average sales per store are also higher in the US due to various factors including length of time in market and local income levels. Further, certain market costs, particularly occupancy costs, are lower in the US segment compared to the average for the International segment, which comprises a more diverse group of operations. As a result of the relative strength of the brand in the US segment, the number of stores, the higher unit volumes, and the lower market costs, the US segment, despite its higher relative percentage of Company-operated stores, has a higher operating margin, excluding restructuring costs, than the less-developed International segment.

The Company’s International store base continues to increase and Starbucks has been achieving a growing contribution from established international markets while at the same time investing in emerging markets, such as China, Brazil and Russia. The Company’s newer international markets require a more extensive support organization, relative to the current levels of revenue and operating income.

The CPG segment includes packaged coffee and tea as well as branded products operations worldwide. The CPG segment operates primarily through joint ventures and licensing arrangements with large consumer products business partners, most significantly The North American Coffee Partnership with the Pepsi-Cola Company for distribution of ready-to-drink beverages, and with Kraft Foods Inc. for distribution of packaged coffees and teas. This operating model allows the CPG segment to leverage the business partners’ existing infrastructures and to extend the Starbucks brand in an efficient way. Most of the customer revenues from the ready-to-drink and packaged coffee channels are recognized as revenues by the joint venture or licensed business partner, not by the CPG segment, and the proportionate share of the results of the Company’s joint ventures are included on a net basis in “Income from equity investees” on the consolidated statements of earnings. As a result, the CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to the Company’s other two reporting segments, which consist primarily of retail stores.

Expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses, restructuring charges and amounts included in “Interest income and other, net” and “Interest expense” on the consolidated statements of earnings.

Acquisitions

See Note 2 to the consolidated financial statements in this 10-K.

RESULTS OF OPERATIONS — FISCAL 2008 COMPARED TO FISCAL 2007

Consolidated results of operations (in millions):

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				% of Total Net Revenues

STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$8,771.9	$7,998.3	9.7%	84.5%	85.0%
Specialty:
Licensing	1,171.6	1,026.3	14.2	11.3	10.9
Foodservice and other	439.5	386.9	13.6	4.2	4.1

Total specialty	1,611.1	1,413.2	14.0	15.5	15.0

Total net revenues	$10,383.0	$9,411.5	10.3%	100.0%	100.0%

Net revenues for the fiscal year ended 2008 increased due to growth in both Company-operated retail revenues and specialty operations.

During fiscal 2008, Starbucks derived 84% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased, primarily attributable to the opening of 681 new Company-operated retail stores in the last 12 months, offset by negative 3% comparable store sales for the same period. Revenue growth was slower than in previous years due to a combination of declining comparable store sales and a decrease in the number of net new stores opened during fiscal 2008. The weakness in consolidated comparable store sales was driven by the US segment, which posted a comparable store sales decline of 5% for the year. Partially offsetting this was 2% comparable store sales growth in the International segment. Within fiscal 2008, consolidated quarterly revenue growth decelerated each quarter and comparable store sales declined each quarter, reflecting the ongoing challenging economic conditions in the US.

The Company derived the remaining 16% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased primarily due to higher product sales and royalty revenues from the opening of 988 new licensed retail stores in the last 12 months. The increase in Foodservice and other revenues was primarily driven by growth in new and existing accounts in the US foodservice business.

For fiscal 2009, the Company expects total revenues to be relatively flat compared to fiscal 2008, with variations driven by the level of comparable store sales.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				% of Total Net Revenues

Cost of sales including occupancy costs	$4,645.3	$3,999.1	16.2%	44.7%	42.5%
Store operating expenses(1)	3,745.1	3,215.9	16.5	36.1	34.2
Other operating expenses(2)	330.1	294.2	12.2	3.2	3.1
Depreciation and amortization expenses	549.3	467.2	17.6	5.3	5.0
General and administrative expenses	456.0	489.2	(6.8)	4.4	5.2
Restructuring charges	266.9	—	nm	2.6	—

Total operating expenses	9,992.7	8,465.6	18.0	96.2	89.9
Income from equity investees	113.6	108.0	5.2	1.1	1.1

Operating income	$503.9	$1,053.9	(52.2)%	4.9%	11.2%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 42.7% and 40.2% for the fiscal years ended September 28, 2008 and September 30, 2007, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 20.5% and 20.8% for the fiscal years ended September 28, 2008 and September 30, 2007, respectively.

As discussed in the Management Overview section above, many of the Company’s operating expenses are fixed in nature. As a result, the softness in US revenues during fiscal 2008 impacted nearly all consolidated and US segment operating expense line items when viewed as a percentage of sales, and pressured operating margins.

Cost of sales including occupancy costs increased primarily due to higher distribution costs and higher rent expenses as a percentage of revenues. Store operating expenses as a percentage of Company-operated retail revenues increased primarily due to higher payroll expenditures as a percentage of revenues coupled with impairment provisions in the US business, primarily driven by the slowdown in projected store openings. Depreciation and amortization expenses increased primarily due to the opening of 681 new Company-operated retail stores in the last 12 months. General and administrative expenses decreased primarily due to lower payroll-related expenses. Restructuring charges include asset impairment, lease exit and severance costs. These costs are associated with the closure of underperforming stores in the US and Australia, and the rationalization of the Company’s leadership structure and non-store organization. See Note 3 to the consolidated financial statements for further discussion.

Operating margin compression was primarily due to lower revenues; in addition, restructuring charges accounted for approximately 40% of the decrease.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				% of Total Net Revenues

Interest income and other, net	$9.0	$40.4	(77.7)%	0.1%	0.4%
Interest expense	(53.4)	(38.0)	40.5	(0.5)	(0.4)

Earnings before income taxes	459.5	1,056.3	(56.5)	4.4	11.2
Income taxes	144.0	383.7	(62.5)	1.4	4.1

Net earnings	$315.5	$672.6	(53.1)%	3.0%	7.1%

Interest income and other net, decreased due primarily to unrealized market value losses on the Company’s trading securities portfolio. As described in more detail in Note 4 to the consolidated financial statements, the trading securities approximate a portion of the Company’s liability under its Management Deferred Compensation Plan (“MDCP”). The MDCP liability also increases and decreases with changes in investment performance, with this offsetting impact recorded in “General and administrative expenses” on the consolidated statements of earnings. Interest expense increased due to the Company’s issuance of $550 million of 10-year 6.25% Senior Notes in August of fiscal 2007.

Income taxes for the fiscal year ended 2008 resulted in an effective tax rate of 31.3% compared to 36.3% for fiscal 2007. The lower rate is due to the higher proportion of income earned in foreign jurisdictions which have lower tax rates, as well as an increase in the domestic manufacturing deduction for manufacturing activities in the US.

Operating Segments

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. Starbucks has three reportable operating segments: United States, International and CPG. “Unallocated Corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. Operating income represents earnings before “Interest income and other, net,” “Interest expense” and “Income taxes.” The following tables summarize the Company’s results of operations by segment for fiscal 2008 and 2007 (in millions).

United States

The United States operating segment sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				As a % of US Total Net Revenues

Net revenues:
Company-operated retail	$6,997.7	$6,560.9	6.7%	88.7%	89.3%
Specialty:
Licensing	504.2	439.1	14.8	6.4	6.0
Foodservice and other	385.1	349.0	10.3	4.9	4.7

Total specialty	889.3	788.1	12.8	11.3	10.7

Total net revenues	$7,887.0	$7,349.0	7.3%	100.0%	100.0%

Company-operated retail revenues increased primarily due to the opening of 445 new Company-operated retail stores in the last 12 months, partially offset by a 5% decrease in comparable store sales for fiscal 2008. The US Company-operated retail business continued to experience deteriorating trends in transactions during the year, driven by the US economic slowdown.

Licensing revenues increased primarily due to higher product sales and royalty revenues as a result of opening 438 new licensed retail stores in the last 12 months. Foodservice and other revenues increased primarily due to growth in new and existing foodservice accounts.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				As a % of US Total Net Revenues

Cost of sales including occupancy costs	$3,371.7	$2,956.2	14.1%	42.8%	40.2%
Store operating expenses(1)	3,081.0	2,684.2	14.8	39.1	36.5
Other operating expenses(2)	219.6	204.8	7.2	2.8	2.8
Depreciation and amortization expenses	401.7	348.2	15.4	5.1	4.7
General and administrative expenses	72.7	85.9	(15.4)	0.9	1.2
Restructuring charges	210.9	—	nm	2.7	—

Total operating expenses	7,357.6	6,279.3	17.2	93.3	85.4
Income from equity investees	(1.3)	0.8	nm	—	—

Operating income	$528.1	$1,070.5	(50.7)%	6.7%	14.6%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 44.0% and 40.9% for the fiscal years ended September 28, 2008 and September 30, 2007, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 24.7% and 26.0% for the fiscal years ended September 28, 2008 and September 30, 2007, respectively.

Operating margin contracted significantly primarily due to restructuring charges incurred and to softer revenues due to weak traffic, as well as higher cost of sales including occupancy costs and higher store operating expenses as a percentage of revenues. Restructuring charges of $210.9 million had a 270 basis point impact on the operating margin. The increase in cost of sales including occupancy costs was primarily due to higher distribution costs and higher rent expenses as a percentage of revenues. Higher store operating expenses was due to the softer sales, higher payroll-related expenditures, and charges from canceling future store sites and asset impairments.

International

The International operating segment sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the UK and nine other markets. Specialty operations primarily include retail store licensing operations in nearly forty other countries and foodservice accounts, primarily in Canada and Japan. The Company’s International store base continues to increase and Starbucks expects to achieve a growing contribution from established areas of the business while at the same time investing in emerging markets and channels. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				As a % of International
				Total Net Revenues

Net revenues:
Company-operated retail	$1,774.2	$1,437.4	23.4%	84.3%	84.7%
Specialty:
Licensing	274.8	220.9	24.4	13.1	13.0
Foodservice and other	54.4	37.9	43.5	2.6	2.2

Total specialty	329.2	258.8	27.2	15.7	15.3

Total net revenues	$2,103.4	$1,696.2	24.0%	100.0%	100.0%

Company-operated retail revenues increased due to the opening of 236 new Company-operated retail stores in the last 12 months, favorable foreign currency exchange rates, primarily on the Canadian dollar, and comparable store sales growth of 2% for fiscal 2008. In the fourth quarter of fiscal 2008, Company-operated retail revenues grew at a slower rate year-over-year of 12% and comparable store sales were flat compared to the same quarter in fiscal 2007, both driven by slowdowns in the UK and Canada, due to the weakening global economy.

Specialty revenues increased primarily due to higher product sales and royalty revenues from opening 550 new licensed retail stores in the last 12 months.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				As a % of
				International
				Total Net Revenues

Cost of sales including occupancy costs	$1,054.0	$824.6	27.8%	50.1%	48.6%
Store operating expenses(1)	664.1	531.7	24.9	31.6	31.3
Other operating expenses(2)	88.5	69.9	26.6	4.2	4.1
Depreciation and amortization expenses	108.8	84.2	29.2	5.2	5.0
General and administrative expenses	113.0	93.8	20.5	5.4	5.5
Restructuring charges	19.2	—	nm	0.9	—

Total operating expenses	2,047.6	1,604.2	27.6	97.3	94.6
Income from equity investees	54.2	45.7	18.6	2.6	2.7

Operating income	$110.0	$137.7	(20.1)%	5.2%	8.1%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 37.4% and 37.0% for the fiscal years ended September 28, 2008 and September 30, 2007, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.9% and 27.0% for the fiscal years ended September 28, 2008 and September 30, 2007, respectively.

Operating margin decreased primarily due to higher cost of sales including occupancy costs driven by continued expansion of lunch and warming programs in Canada, higher distribution costs, and higher building maintenance expense due to store renovation activities. In addition, restructuring charges of $19.2 million recognized in fiscal 2008 had a 90 basis point impact on the operating margin, nearly all due to the closure of 61 Company-operated stores in Australia.

Global Consumer Products Group

The CPG operating segment sells a selection of whole bean and ground coffees and premium Tazo® teas through licensing arrangements in United States and international markets. CPG also produces and sells a variety of ready-to-drink beverages through its joint ventures and marketing and distribution agreements.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				As a % of CPG
				Total Net Revenues

Net revenues:
Licensing	$392.6	$366.3	7.2%	100.0%	100.0%

Total specialty	392.6	366.3	7.2	100.0	100.0

Total net revenues increased primarily due to higher royalties and product sales in the international ready-to-drink business and increased sales of US packaged tea and International club packaged coffee.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				As a % of CPG
				Total Net Revenues

Cost of sales	$219.6	$218.3	0.6%	55.9%	59.6%
Other operating expenses	22.0	19.5	12.8	5.6	5.3
Depreciation and amortization expenses	—	0.1	—	—	—
General and administrative expenses	6.4	6.3	1.6	1.6	1.7

Total operating expenses	248.0	244.2	1.6	63.2	66.7
Income from equity investees	60.7	61.5	(1.3)	15.5	16.8

Operating income	$205.3	$183.6	11.8%	52.3%	50.1%

Growth of operating margin was primarily due to lower cost of sales as a percentage of related revenues, partially offset by lower income from equity investees. Lower cost of sales was primarily due to a sales mix shift to more profitable products.

Unallocated Corporate

Unallocated corporate expenses pertain to corporate administrative functions that support, but are not specifically attributable to the Company’s operating segments.

	Sep 28,	Sep 30,		Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	% Change	2008	2007
				As a % of Total Net Revenues

Depreciation and amortization expenses	$38.8	$34.7	11.8%	0.4%	0.4%
General and administrative expenses	263.9	303.2	(13.0)	2.5	3.2
Restructuring charges	36.8	—	nm	0.4	—

Operating loss	$(339.5)	$(337.9)	0.5%	(3.3)%	(3.6)%

Total unallocated corporate expenses remained relatively flat due to lower payroll-related expenditures, which were offset by restructuring charges incurred for corporate office facilities that were no longer occupied by the Company due to the reduction in positions within Starbucks leadership structure and non-store organization.

RESULTS OF OPERATIONS — FISCAL 2007 COMPARED TO FISCAL 2006

Consolidated Results of Operations (in millions):

	Sep 30,	Oct 1,		Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	% Change	2007	2006
				% of Total Net Revenues

STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$7,998.3	$6,583.1	21.5%	85.0%	84.5%
Specialty:
Licensing	1,026.3	860.6	19.3	10.9	11.1
Foodservice and other	386.9	343.2	12.7	4.1	4.4

Total specialty	1,413.2	1,203.8	17.4	15.0	15.5

Total net revenues	$9,411.5	$7,786.9	20.9%	100.0%	100.0%

Net revenues for the fiscal year ended 2007 increased from fiscal 2006, driven by increases in both Company-operated retail revenues and specialty operations.

During the fiscal year ended 2007, Starbucks derived 85% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased primarily due to the opening of 1,342 new Company-operated retail stores in the last 12 months and comparable store sales growth of 5% for the fiscal year ended 2007. The increase in comparable store sales was due to a 4% increase in the average value per transaction and a 1% increase in the number of customer transactions.

The Company derived the remaining 15% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased primarily due to higher product sales and royalty revenues from the opening of 1,229 new licensed retail stores in the last 12 months and a 20% increase in licensing revenues from the Company’s CPG business. Foodservice and other revenues increased due to growth in new and existing accounts in the US foodservice business.

	Sep 30,	Oct 1,		Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	% Change	2007	2006
				% of Total Net Revenues

Cost of sales including occupancy costs	$3,999.1	$3,178.8	25.8%	42.5%	40.8%
Store operating expenses(1)	3,215.9	2,687.8	19.6	34.2	34.5
Other operating expenses(2)	294.2	253.7	16.0	3.1	3.3
Depreciation and amortization expenses	467.2	387.2	20.7	5.0	5.0
General and administrative expenses	489.2	479.4	2.0	5.2	6.2

Total operating expenses	8,465.6	6,986.9	21.2	89.9	89.7
Income from equity investees	108.0	94.0	14.9	1.1	1.2

Operating income	$1,053.9	$894.0	17.9%	11.2%	11.5%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.2% and 40.8% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 20.8% and 21.1% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

Cost of sales including occupancy costs increased primarily due to a shift in sales mix to higher cost products, the rise in distribution costs, higher rent expense and higher dairy costs. Dairy expense for the US segment represents approximately 75% of the total Company’s dairy expense. For the US segment the average dairy costs per gallon rose 10% in fiscal 2007 compared to fiscal 2006, resulting in approximately $20 million of additional expense.

Store operating expenses as a percentage of Company-operated retail revenues decreased primarily due to higher provisions for incentive compensation in the prior year due to exceptionally strong performance as well as leverage on regional overhead costs in fiscal 2007. Other operating expenses decreased primarily as a result of controlled discretionary spending in fiscal 2007. Depreciation and amortization expenses increased primarily due to the opening of 1,342 new Company-operated retail stores in the last 12 months. General and administrative expenses increased primarily due to higher payroll-related expenditures in support of continued global growth, offset in part by unusually high charitable contributions in fiscal 2006. Income from equity investees increased primarily due to higher equity income from international investees.

Operating margin compression was due to higher costs of sales and occupancy costs as a percentage of total net revenues due to a shift in sales to higher cost products and higher distribution costs, rent expense and dairy costs. These cost pressures were offset in part by leveraging general and administrative expenses, store operating expenses, and other operating expenses as a percentage of total net revenues.

	Sep 30,	Oct 1,		Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	% Change	2007	2006
				% of Total Net Revenues

Interest income and other, net	$40.4	$20.7	95.2%	0.4%	0.3%
Interest expense	(38.0)	(8.4)	nm	(0.4)	(0.1)

Earnings before income taxes	1,056.3	906.3	16.6	11.2	11.6
Income taxes	383.7	324.8	18.1	4.1	4.2

Earnings before cumulative effect of change in accounting principle	672.6	581.5	15.7	7.1	7.5
Cumulative effect of accounting change for FIN 47, net of taxes	—	17.2	nm	—	0.3

Net earnings	$672.6	$564.3	19.2%	7.1%	7.2%

Interest income and other, net, increased due to a higher amount of income recognized on unredeemed stored value card and gift certificate balances in fiscal 2007 compared to fiscal 2006. Interest expense increased due to a higher level of borrowings outstanding, which included the $550 million of Senior Notes issued in August 2007.

Income taxes for the fiscal year ended 2007 resulted in an effective tax rate of 36.3%, compared to 35.8% for fiscal 2006.

Operating Segments (in millions):

United States

	Sep 30,	Oct 1,	%	Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	Change	2007	2006
				As a % of US Total Net Revenues

Net revenues:
Company-operated retail	$6,560.9	$5,495.2	19.4%	89.3%	88.9%
Specialty:
Licensing	439.1	369.1	19.0	6.0	6.0
Foodservice and other	349.0	314.2	11.1	4.7	5.1

Total specialty	788.1	683.3	15.3	10.7	11.1

Total net revenues	$7,349.0	$6,178.5	18.9%	100.0%	100.0%

Company-operated retail revenues increased primarily due to the opening of 1,065 new Company-operated retail stores in the last 12 months and comparable store sales growth of 4% for fiscal 2007, nearly all resulting from an increase in the average value per transaction. The US Company-operated retail business experienced deteriorating trends in transactions late in the year, driven by, management believes, the US economic slowdown combined with two price increases in US retail stores implemented in fiscal 2007.

Licensing revenues increased primarily due to higher product sales and royalty revenues as a result of opening 723 new licensed retail stores in the last 12 months. Foodservice and other revenues increased primarily due to growth in new and existing foodservice accounts.

	Sep 30,	Oct 1,	%	Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	Change	2007	2006
				As a % of US Total Net Revenues

Cost of sales including occupancy costs	$2,956.2	$2,374.5	24.5%	40.2%	38.4%
Store operating expenses(1)	2,684.2	2,280.0	17.7	36.5	36.9
Other operating expenses(2)	204.8	190.6	7.4	2.8	3.1
Depreciation and amortization expenses	348.2	284.6	22.3	4.7	4.6
General and administrative expenses	85.9	93.8	(8.4)	1.2	1.5

Total operating expenses	6,279.3	5,223.5	20.2	85.4	84.5
Income from equity investees	0.8	0.2	nm	—	—

Operating income	$1,070.5	$955.2	12.1%	14.6%	15.5%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 40.9% and 41.5% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 26.0% and 27.9% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

Operating margin decreased due to higher cost of sales including occupancy costs, primarily due to a shift in sales mix to higher cost products such as food and merchandise, higher distribution costs, higher rent expense and higher dairy costs. Partially offsetting these were lower store operating expenses, lower general and administrative expenses, and lower other operating expenses as a percentage of total net revenues. The decline in store operating expenses as a percentage of total net revenues was primarily due to higher provisions for incentive compensation in the prior year as well as leverage on regional overhead costs in fiscal 2007. General and administrative expenses were lower primarily due to decreased salary and related benefits expense as well as lower professional fees. The decline in other operating expenses as a percentage of total net revenues was primarily due to controlled discretionary spending in the current year.

International

	Sep 30,	Oct 1,	%	Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	Change	2007	2006
				As a % of
				International
				Total Net Revenues

Net revenues:
Company-operated retail	$1,437.4	$1,087.9	32.1%	84.7%	83.5%
Specialty:
Licensing	220.9	186.0	18.8	13.0	14.3
Foodservice and other	37.9	29.0	30.7	2.2	2.2

Total specialty	258.8	215.0	20.4	15.3	16.5

Total net revenues	$1,696.2	$1,302.9	30.2%	100.0%	100.0%

Company-operated retail revenues increased due to the opening of 277 new Company-operated retail stores in the last 12 months, comparable store sales growth of 7% for fiscal 2007 and favorable foreign currency exchange for the British pound sterling. The increase in comparable store sales resulted from a 5% increase in the number of customer transactions coupled with a 2% increase in the average value per transaction.

Total specialty revenues increased primarily due to higher product sales and royalty revenues from opening 506 new licensed retail stores in the last 12 months.

	Sep 30,	Oct 1,	%	Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	Change	2007	2006
				As a % of
				International Total Net Revenues

Cost of sales including occupancy costs	$824.6	$625.0	31.9%	48.6%	48.0%
Store operating expenses(1)	531.7	407.8	30.4	31.3	31.3
Other operating expenses(2)	69.9	50.9	37.3	4.1	3.9
Depreciation and amortization expenses	84.2	66.8	26.0	5.0	5.1
General and administrative expenses	93.8	78.3	19.8	5.5	6.0

Total operating expenses	1,604.2	1,228.8	30.5	94.6	94.3
Income from equity investees	45.7	34.4	32.9	2.7	2.6

Operating income	$137.7	$108.5	26.9%	8.1%	8.3%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 37.0% and 37.5% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 27.0% and 23.7% for the fiscal years ended September 30, 2007 and October 1, 2006, respectively.

Operating margin decreased primarily due to higher cost of sales including occupancy costs due in part to a shift in sales mix to higher cost products such as food and merchandise and higher distribution costs. Partially offsetting this increase was lower general and administrative expenses as a percentage of total net revenues.

Global Consumer Products Group

	Sep 30,	Oct 1,	%	Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	Change	2007	2006
				As a % of CPG
				Total Net Revenues

Net revenues:
Specialty:
Licensing	$366.3	$305.5	19.9%	100.0%	100.0%

Total specialty	366.3	305.5	19.9	100.0	100.0

Total net revenues increased primarily due to increased sales of US packaged coffee and tea as well as increased product sales and royalties in the international ready-to-drink business.

	Sep 30,	Oct 1,	%	Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	Change	2007	2006
				As a % of CPG
				Total Net Revenues

Cost of sales	$218.3	$179.3	21.8%	59.6%	58.7%
Other operating expenses	19.5	12.2	59.8	5.3	4.0
Depreciation and amortization expenses	0.1	0.1	—	—	—
General and administrative expenses	6.3	6.4	(0.2)	1.7	2.1

Total operating expenses	244.2	198.0	23.3	66.7	64.8
Income from equity investees	61.5	59.4	3.5	16.8	19.4

Operating income	$183.6	$166.9	10.0%	50.1%	54.6%

Operating margin contraction was primarily due to slower growth in income from The North American Coffee Partnership, an equity investee, which produces ready-to-drink beverages.

Unallocated Corporate

	Sep 30,	Oct 1,	%	Sep 30,	Oct 1,
Fiscal Year Ended	2007	2006	Change	2007	2006
				As a % of
				Total Net Revenues

Depreciation and amortization expenses	$34.7	$35.7	(2.8)%	0.4%	0.5%
General and administrative expenses	303.2	300.9	0.8	3.2	3.9

Operating loss	$(337.9)	$(336.6)	0.4%	(3.6)%	(4.3)%

Unallocated corporate expenses as a percentage of total net revenues decreased primarily as a result of leveraging of the Company’s scale and infrastructure against global growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s existing cash and liquid investments were $322.3 million and $459.7 million as of September 28, 2008 and September 30, 2007, respectively. The decrease in liquid investments was driven primarily by $59.8 million of auction rate securities, nearly all of which are held within the Company’s wholly owned captive insurance company, that are not currently considered liquid and were reclassified to long-term investments in the second quarter of fiscal 2008.

Included in the cash and liquid investment balances are the following:

•	A portfolio of unrestricted trading securities, designed to hedge the Company’s liability under its Management Deferred Compensation Plan (“MDCP”). The value of this portfolio was $49.5 million and $73.6 million as of September 28, 2008 and September 30, 2007, respectively. The decrease was driven by the sale of a bond income fund to better align with the Company’s total risk profile and declines in market values of the underlying equity funds, which were offset by a comparable decline in the MDCP liability.

•	Unrestricted cash and liquid securities, held within the Company’s wholly owned captive insurance company, to fund claim payouts. The value of these unrestricted cash and liquid securities was approximately $35.6 million and $98.1 million as of September 28, 2008 and September 30, 2007, respectively. The decrease was due primarily to reclassification of auction rate securities held by the wholly owned captive.

As described in more detail in Note 4 to the consolidated financial statements, as of September 28, 2008, the Company had $74.4 million invested in available-for-sale securities, consisting primarily of auction rate securities. While the ongoing auction failures will limit the liquidity of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.

The Company manages the balance of its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings.

Following the Company’s announcement on July 1, 2008 that it planned to close approximately 600 underperforming US Company-operated stores and reduce new store growth in fiscal year 2009, Standard & Poor’s placed the BBB+ long-term rating and A-2 short term ratings for Starbucks on CreditWatch with negative implications. On July 3, 2008, Moody’s placed the Baa1 senior unsecured rating for Starbucks on review for possible downgrade, however Moody’s reaffirmed the Company’s Prime-2 short-term rating for commercial paper. Standard and Poor’s and Moody’s subsequently downgraded the long-term ratings as of September 4, 2008 and November 17, 2008, respectively.

Credit rating agencies currently rate the Company’s borrowings as follows:

Description	Standard & Poor’s	Moody’s

Short term debt	A-2	P-2
Senior unsecured long term debt	BBB	Baa2
Outlook	Stable	Negative

•	Standard & Poor’s downgraded the Company’s long-term rating from BBB+ to BBB on September 4, 2008, and re-affirmed the A-2 short-term rating. At the same time, Standard & Poor’s outlook was changed to stable.

•	Moody’s downgraded the Company’s long-term rating from Baa1 to Baa2 on November 17, 2008, and re-affirmed the Company’s Prime-2 short term rating for commercial paper. At the same time, Moody’s outlook was changed to negative.

Factors that may affect credit ratings include changes in the Company’s operating performance, the economic environment and the Company’s capital structure. In order to maintain its credit ratings, there is an expectation that the Company will modestly reduce its leverage during fiscal 2009. The Company expects to improve its leverage ratio below a certain target level primarily through the reduction in short term borrowings. Credit rating downgrades can adversely impact, among other things, future borrowing costs, access to capital markets, and future operating lease terms. If either of the Company’s short-term ratings were downgraded, it would likely make the issuance of commercial paper difficult. In these circumstances the Company could draw upon its credit facility.

In normal market conditions, it is generally more favorable for the Company to issue commercial paper rather than borrow against the credit facility. However, as described in Item 1A Risk Factors the ongoing global financial crisis may result in conditions where commercial paper is not available at reasonable rates. In such situations the Company is more likely to draw on its credit facility. During the fourth quarter of fiscal 2008, the Company borrowed against the credit facility as liquidity conditions in the commercial paper market deteriorated. As of September 28, 2008, borrowings outstanding under the credit facility totaled $300 million.

The Company’s credit facility contains provisions requiring Starbucks to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. As of September 28, 2008 and September 30, 2007, the Company was in compliance with each of these covenants. On October 31, 2008, the Company entered into an amendment to the credit facility to exclude up to $130 million of lease termination expenses and lease exit costs incurred during the period beginning on June 30, 2008 and ending September 27, 2009 from the agreement’s “Operating Lease and Rental Expense” definition. The purpose of the amendment was to limit the short-term effects of lease-related restructuring expenses from the Company’s store closure actions on the fixed charge coverage ratio. These expenses would have otherwise put pressure on the coverage ratio and raised the risk of the Company losing access to liquidity. Over the long term, the reduction in lease expense and improvement in operating cash flows resulting from these store closures are expected to have a favorable effect on this coverage ratio. The amendment also increased the cost to borrow under the facility by an additional 0.10% to 0.40%, depending on the Company’s fixed charge ratio and its senior unsecured debt rating.

The $550 million of 10-year 6.25% Senior Notes, issued in the fourth quarter of fiscal 2007, also require Starbucks to maintain compliance with certain covenants that limit future liens and sale and leaseback transactions on certain material properties. As of September 28, 2008 and September 30, 2007, the Company was in compliance with each of these covenants.

The Company expects to use its cash and liquid investments, including any borrowings under its revolving credit facility and commercial paper program to invest in its core businesses, including new beverage innovations, as well as other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees. Any decisions to increase its ownership interest in its equity method investees or licensed operations will be driven by valuation and fit with the Company’s ownership strategy and are likely to be infrequent.

Depending on market conditions and within the constraint of maintaining an appropriate capital structure, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Due to the current challenging operating and economic environment, the Company continues to be conservative in its uses of cash and did not repurchase any shares in the second, third or fourth quarters of fiscal 2008. Management also does not currently anticipate any share repurchases in fiscal 2009. Management believes that cash flows generated from operations and existing cash and liquid investments should be sufficient to finance capital requirements for its core businesses for the foreseeable future, as well as to fund the cost of lease termination and severance costs from the US and Australia store closures. As a result, the Company expects to decrease short-term borrowings in fiscal 2009. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

Other than normal operating expenses, cash requirements for fiscal 2009 are expected to consist primarily of capital expenditures for new Company-operated retail stores, remodeling and refurbishment of existing Company-operated retail stores, and new equipment to support enhanced quality standards and expanded offerings in the stores. Other capital expenditures in fiscal 2009 are expected to consist principally of investments in information technology systems and in the Company’s global supply chain operations. Total expenditures for fiscal 2009 are expected to be approximately $700 million.

Cash provided by operating activities decreased by $72.5 million to $1.3 billion for fiscal 2008 compared to the corresponding period of fiscal 2007. The modest decrease was primarily due to the slowing pace of store construction which led to a decline in the balance in accounts payable year-over-year.

Cash used by investing activities for fiscal 2008 totaled $1.1 billion. Net capital additions to property, plant and equipment used $984.5 million, primarily from opening new Company-operated retail stores and remodeling certain existing stores during fiscal 2008. In addition, the sale and maturity of available-for-sale securities provided $75.9 million and $20.0 million, respectively, for fiscal 2008, consisting primarily of auction rate securities and agency notes. The auction rate securities were sold through the normal auction process prior to the auction failures that began in mid-February 2008, as described in Note 4 to the consolidated financial statements, and the agency notes, issued by government-sponsored enterprises, were called in the first half of fiscal 2008.

Cash used by financing activities for fiscal 2008 totaled $184.5 million. Cash used to repurchase shares of the Company’s common stock totaled $311.4 million, all in the first quarter of fiscal 2008. This amount includes the effect of the net change in unsettled trades from September 30, 2007 of $16.1 million. Net repayments of commercial paper were $297.2 million and net borrowings under short term borrowings were $299.4 million for fiscal 2008. As of September 28, 2008, a total of $713.2 million in borrowings were outstanding under the combined commercial paper program and revolving credit facility, as well as $15.9 million in letters of credit which were outstanding under the credit facility, leaving $270.9 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility. Partially offsetting cash used for share repurchases were proceeds of $112.3 million from the exercise of employee stock options and the sale of the Company’s common stock from employee stock purchase plans. As options granted are exercised, Starbucks will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.

The following table summarizes the Company’s contractual obligations and borrowings as of September 28, 2008, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
		Less than 1	1 - 3	3 - 5	More than
Contractual Obligations(1)	Total	Year	Years	Years	5 Years

Debt obligations(2)	$1,573.9	$748.4	$69.2	$68.8	$687.5
Operating lease obligations(3)	5,098.1	741.0	1,367.2	1,151.1	1,838.8
Purchase obligations(4)	682.3	575.5	93.2	11.1	2.5
Other obligations(5)	102.3	4.1	11.2	8.6	78.4

Total	$7,456.6	$2,069.0	$1,540.8	$1,239.6	$2,607.2

(1)	Liabilities for incomes taxes under FIN 48 were excluded as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. As of September 28, 2008, the Company had $52.6 million of gross unrecognized tax benefits under FIN 48.

(2)	Debt amounts include principal maturities and expected interest payments on commercial paper, credit facility borrowings, and long-term debt.

(3)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(4)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Purchase obligations relate primarily to green coffee.

(5)	Other obligations include other long-term liabilities primarily consisting of asset retirement obligations, capital lease obligations and hedging instruments.

Starbucks expects to fund these commitments primarily with operating cash flows generated in the normal course of business, as well as ongoing borrowings under the combined commercial paper program and revolving credit facility.

Off-Balance Sheet Arrangement

The Company’s off-balance sheet arrangements relate to certain guarantees and are detailed in Note 17 to the consolidated financial statements in this 10-K.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

Commodity price risk represents the Company’s primary market risk, generated by its purchases of green coffee and dairy products. The Company purchases, roasts and sells high-quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impacts the Company’s results of operations and can be expected to impact its future results of operations. For additional details see Product Supply in Item 1, as well as Risk Factors in Item 1A of this 10-K.

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

Commodity Price Risk

The Company purchases commodity inputs, including coffee and dairy products that are used in its operations and are subject to price fluctuations that impact its financial results. In addition to fixed-priced contracts and price-to-be-fixed contracts for coffee purchases, the Company may enter into commodity hedges to manage commodity price risk using financial derivative instruments. The Company performed a sensitivity analysis based on a 10% change in the underlying commodity prices of its commodity hedges, as of the end of fiscal 2008, and determined that such a change would not have a significant effect on the fair value of these instruments.

Foreign Currency Exchange Risk

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in US dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound sterling, euro, and Japanese yen. As a result, Starbucks may engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets, and liabilities denominated in foreign currencies.

As of September 28, 2008, the Company had forward foreign exchange contracts that hedge portions of anticipated international revenue streams and inventory purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as accounting hedges of its net investment in Starbucks Japan, as well as the Company’s net investments in its Canada, UK, and China subsidiaries, to minimize foreign currency exposure.

The Company also had forward foreign exchange contracts that are not designated as hedging instruments for accounting purposes (free standing derivatives), but which largely offset the financial impact of translating certain foreign currency denominated payables and receivables. Increases or decreases in the fair value of these hedges are generally offset by corresponding decreases or increases in the US dollar value of the Company’s foreign currency denominated payables and receivables (i.e. “hedged items”) that would occur within the hedging period.

The following table summarizes the potential impact to the Company’s future net earnings and other comprehensive income (“OCI”) from changes in the fair value of these derivative financial instruments due in turn to a change in the value of the US dollar as compared to the level of foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

September 28, 2008

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate

Foreign currency hedges	$68	(56)	15	(19)

Equity Security Price Risk

The Company has minimal exposure to price fluctuations on equity mutual funds within its trading portfolio. The trading securities approximate a portion of the Company’s liability under the MDCP. A corresponding liability is included in “Accrued compensation and related costs” on the consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in “Interest income and other, net” in the consolidated statements of earnings. The offsetting changes in the MDCP liability are recorded in “General and administrative expenses.” The Company performed a sensitivity analysis based on a 10% change in the underlying equity prices of its investments, as of the end of fiscal 2008, and determined that such a change would not have a significant effect on the fair value of these instruments.

Interest Rate Risk

The Company utilizes short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on its existing debt as well as the anticipated issuance of new debt. At the end of fiscal years 2008 and 2007, the Company did not have any interest rate hedge agreements outstanding.

The following table summarizes the impact of a change in interest rates on the fair value of the Company’s debt (in millions):

September 28, 2008

		Change in Fair Value
		100 Basis Point Increase in	100 Basis Point Decrease in
	Fair Value	Underlying Rate	Underlying Rate

Debt	$1,251	(35)	35

The Company’s available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are investment grade and are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income.” The Company does not hedge the interest rate exposure on its available-for-sale securities. The Company performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of its available-for-sale securities as of the end of fiscal 2008, and determined that such a change would not have a significant effect on the fair value of these instruments.

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

Starbucks considers its policies on asset impairment, stock-based compensation, operating leases, self insurance reserves and income taxes to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Asset Impairment

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

Stock-based Compensation

Starbucks accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” The Company uses the Black-Scholes-Merton option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions could materially affect the estimate of fair value of stock-based compensation; however based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, management believes the effect on the expense recognized for fiscal 2008 would not have been material.

Operating Leases

Starbucks leases retail stores, roasting and distribution facilities and office space under operating leases. The Company provides for an estimate of asset retirement obligation (“ARO”) expense at the lease inception date for operating leases with requirements to remove leasehold improvements at the end of the lease term. Estimating AROs involves subjective assumptions regarding both the amount and timing of actual future retirement costs. Future actual costs could differ significantly from amounts initially estimated. In addition, the large number of operating leases and the significant number of international markets in which the Company has operating leases adds administrative complexity to the calculation of ARO expense, as well as to the other technical accounting requirements of operating leases such as contingent rent. Starbucks accounts for lease contract termination costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate.

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

Income Taxes

Starbucks accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Accruals for uncertain tax positions are accounted for under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the realizability of certain deferred tax assets. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements in this 10-K.

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

Item 8.	Financial Statements and Supplementary Data

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
In millions, except earnings per share

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Net revenues:
Company-operated retail	$8,771.9	$7,998.3	$6,583.1
Specialty:
Licensing	1,171.6	1,026.3	860.6
Foodservice and other	439.5	386.9	343.2

Total specialty	1,611.1	1,413.2	1,203.8

Total net revenues	10,383.0	9,411.5	7,786.9
Cost of sales including occupancy costs	4,645.3	3,999.1	3,178.8
Store operating expenses	3,745.1	3,215.9	2,687.8
Other operating expenses	330.1	294.2	253.7
Depreciation and amortization expenses	549.3	467.2	387.2
General and administrative expenses	456.0	489.2	479.4
Restructuring charges	266.9	—	—

Total operating expenses	9,992.7	8,465.6	6,986.9
Income from equity investees	113.6	108.0	94.0

Operating income	503.9	1,053.9	894.0
Interest income and other, net	9.0	40.4	20.7
Interest expense	(53.4)	(38.0)	(8.4)

Earnings before income taxes	459.5	1,056.3	906.3
Income taxes	144.0	383.7	324.8

Earnings before cumulative effect of change in accounting principle	315.5	672.6	581.5
Cumulative effect of accounting change for FIN 47, net of taxes	—	—	17.2

Net earnings	$315.5	$672.6	$564.3

Per common share:
Earnings before cumulative effect of change in accounting principle — basic	$0.43	$0.90	$0.76
Cumulative effect of accounting change for FIN 47, net of taxes	—	—	0.02

Net earnings — basic	$0.43	$0.90	$0.74

Earnings before cumulative effect of change in accounting principle — diluted	$0.43	$0.87	$0.73
Cumulative effect of accounting change for FIN 47, net of taxes	—	—	0.02

Net earnings — diluted	$0.43	$0.87	$0.71

Weighted average shares outstanding:
Basic	731.5	749.8	766.1
Diluted	741.7	770.1	792.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED BALANCE SHEETS
In millions, except per share data

	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$269.8	$281.3
Short-term investments — available-for-sale securities	3.0	83.8
Short-term investments — trading securities	49.5	73.6
Accounts receivable, net	329.5	287.9
Inventories	692.8	691.7
Prepaid expenses and other current assets	169.2	148.8
Deferred income taxes, net	234.2	129.4

Total current assets	1,748.0	1,696.5
Long-term investments — available-for-sale securities	71.4	21.0
Equity and cost investments	302.6	258.9
Property, plant and equipment, net	2,956.4	2,890.4
Other assets	261.1	219.4
Other intangible assets	66.6	42.1
Goodwill	266.5	215.6

TOTAL ASSETS	$5,672.6	$5,343.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$713.0	$710.3
Accounts payable	324.9	390.8
Accrued compensation and related costs	253.6	292.4
Accrued occupancy costs	136.1	74.6
Accrued taxes	76.1	92.5
Insurance reserves	152.5	137.0
Other accrued expenses	164.4	160.3
Deferred revenue	368.4	296.9
Current portion of long-term debt	0.7	0.8

Total current liabilities	2,189.7	2,155.6
Long-term debt	549.6	550.1
Other long-term liabilities	442.4	354.1

Total liabilities	3,181.7	3,059.8
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 735.5 and 738.3 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Other additional paid-in-capital	39.4	39.4
Retained earnings	2,402.4	2,189.4
Accumulated other comprehensive income	48.4	54.6

Total shareholders’ equity	2,490.9	2,284.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,672.6	$5,343.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

	Sep 28,	Sep 30,	Oct 1,
Fiscal Year Ended	2008	2007	2006

OPERATING ACTIVITIES:
Net earnings	$315.5	$672.6	$564.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change for FIN 47, net of taxes	—	—	17.2
Depreciation and amortization	604.5	491.2	412.6
Provision for impairments and asset disposals	325.0	26.0	19.6
Deferred income taxes, net	(117.1)	(37.3)	(84.3)
Equity in income of investees	(61.3)	(65.7)	(60.6)
Distributions of income from equity investees	52.6	65.9	49.2
Stock-based compensation	75.0	103.9	105.7
Tax benefit from exercise of stock options	3.8	7.7	1.3
Excess tax benefit from exercise of stock options	(14.7)	(93.1)	(117.4)
Other	(0.1)	0.7	2.0
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(0.6)	(48.6)	(85.5)
Accounts payable	(63.9)	36.1	105.0
Accrued taxes	7.3	86.4	132.7
Deferred revenue	72.4	63.2	56.6
Other operating assets and liabilities	60.3	22.2	13.2

Net cash provided by operating activities	1,258.7	1,331.2	1,131.6
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(71.8)	(237.4)	(639.2)
Maturity of available-for-sale securities	20.0	178.2	269.1
Sale of available-for-sale securities	75.9	47.5	431.2
Acquisitions, net of cash acquired	(74.2)	(53.3)	(91.7)
Net purchases of equity, other investments and other assets	(52.0)	(56.6)	(39.2)
Net additions to property, plant and equipment	(984.5)	(1,080.3)	(771.2)

Net cash used by investing activities	(1,086.6)	(1,201.9)	(841.0)
FINANCING ACTIVITIES:
Repayments of commercial paper	(66,068.0)	(16,600.9)	—
Proceeds from issuance of commercial paper	65,770.8	17,311.1	—
Repayments of short-term borrowings	(228.8)	(1,470.0)	(993.1)
Proceeds from short-term borrowings	528.2	770.0	1,416.1
Proceeds from issuance of common stock	112.3	176.9	159.2
Excess tax benefit from exercise of stock options	14.7	93.1	117.4
Principal payments on long-term debt	(0.6)	(0.8)	(0.9)
Proceeds from issuance of long-term debt	—	549.0	—
Repurchase of common stock	(311.4)	(996.8)	(854.0)
Other	(1.7)	(3.5)	—

Net cash used by financing activities	(184.5)	(171.9)	(155.3)
Effect of exchange rate changes on cash and cash equivalents	0.9	11.3	3.5

Net increase/(decrease) in cash and cash equivalents	(11.5)	(31.3)	138.8

CASH AND CASH EQUIVALENTS:
Beginning of period	281.3	312.6	173.8

End of the period	$269.8	$281.3	$312.6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$52.7	$35.3	$10.6
Income taxes	$259.5	$342.2	$274.1

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
In millions

				Other		Accumulated
			Additional	Additional		Other
	Common Stock		Paid-in	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income/(Loss)	Total

Balance, October 2, 2005	767.4	$0.7	$90.2	$39.4	$1,939.0	$20.9	$2,090.2
Net earnings	—	—	—	—	564.3	—	564.3
Unrealized holding gain, net	—	—	—	—	—	1.8	1.8
Translation adjustment, net of tax	—	—	—	—	—	14.6	14.6

Comprehensive income							580.7

Stock-based compensation expense	—	—	107.7	—	—	—	107.7
Exercise of stock options, including tax benefit of $116.8	13.2	—	235.3	—	—	—	235.3
Sale of common stock, including tax benefit of $1.9	1.6	—	42.7	—	—	—	42.7
Repurchase of common stock	(25.6)	—	(475.9)	—	(352.2)	—	(828.1)

Balance, October 1, 2006	756.6	$0.7	$—	$39.4	$2,151.1	$37.3	$2,228.5
Net earnings	—	—	—	—	672.6	—	672.6
Unrealized holding loss, net	—	—	—	—	—	(20.4)	(20.4)
Translation adjustment, net of tax	—	—	—	—	—	37.7	37.7

Comprehensive income							689.9

Stock-based compensation expense	—	—	106.4	—	—	—	106.4
Exercise of stock options, including tax benefit of $95.3	12.8	—	225.2	—	—	—	225.2
Sale of common stock, including tax provision of $0.1	1.9	—	46.8	—	—	—	46.8
Repurchase of common stock	(33.0)	—	(378.4)	—	(634.3)	—	(1,012.7)

Balance, September 30, 2007	738.3	$0.7	$—	$39.4	$2,189.4	$54.6	$2,284.1
Cumulative impact for adoption of FIN 48	—	—	(1.6)	—	(1.7)	—	(3.3)
Net earnings	—	—	—	—	315.5	—	315.5
Unrealized holding gain, net	—	—	—	—	—	0.8	0.8
Translation adjustment, net of tax	—	—	—	—	—	(7.0)	(7.0)

Comprehensive income							309.3

Stock-based compensation expense	—	—	76.8	—	—	—	76.8
Exercise of stock options, including tax benefit of $8.4	6.6	—	77.4	—	—	—	77.4
Sale of common stock, including tax benefit of $0.1	2.8	—	41.9	—	—	—	41.9
Repurchase of common stock	(12.2)	—	(194.5)	—	(100.8)	—	(295.3)

Balance, September 28, 2008	735.5	$0.7	$—	$39.4	$2,402.4	$48.4	$2,490.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 28, 2008, September 30, 2007 and October 1, 2006

Note 1:	Summary of Significant Accounting Policies

Description of Business

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, a selection of premium teas, and coffee-related accessories and equipment, primarily through its Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels such as licensed stores, and, through certain of its equity investees and licensees, Starbucks produces and sells a variety of ready-to-drink beverages. All channels outside the Company-operated retail stores are collectively known as specialty operations. Additional details on the nature of the Company’s business is in Item 1 of this 10-K.

Starbucks has three reportable operating segments: United States, International and Global Consumer Products Group (“CPG”). See Note 18 for additional details.

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

Fiscal Year End

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. Some fiscal years include 53 weeks. The fiscal years ended on September 28, 2008, September 30, 2007 and October 1, 2006 included 52 weeks.

Reclassifications

Certain reclassifications of prior year’s balances have been made to conform to the current format, including separately presenting balances for “Insurance reserves” on the consolidated balance sheet.

Estimates and Assumptions

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

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

Short-term and Long-term Investments

The Company’s short-term and long-term investments consist primarily of investment-grade debt securities as well as bond and equity mutual funds, all of which are classified as available-for-sale or trading. As of September 28, 2008, a substantial portion of the Company’s available-for-sale investments consisted of auction rate securities, as described in more detail in Note 4. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short-term, and all other available-for-sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of the Company’s investments in marketable debt and equity securities, as well as bond and equity mutual funds, is based upon the quoted market price on the last business day of the fiscal year. For equity securities of companies that are privately held, or where an observable quoted market price does not exist, the Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the security with securities of publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. For further information on investments, see Notes 4 and 7. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of short-term debt approximates fair value. The estimated fair value of Starbucks $550 million of 6.25% Senior Notes was approximately $536 million.

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

The Company records all derivatives on the balance sheets at fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings. For a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of OCI.

Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized in “Interest income and other, net” on the consolidated statements of earnings.

Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. For net investment hedges, the spot-to-spot method is used to calculate effectiveness. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported as a component of OCI. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into net earnings. Any ineffectiveness is recognized immediately in “Interest income and other, net” on the consolidated statements of earnings.

The Company also entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in “Interest income and other, net” on the consolidated statements of earnings.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of September 28, 2008 and September 30, 2007, the allowance for doubtful accounts was $4.5 million and $3.2 million, respectively.

Inventories

Inventories are stated at the lower of cost (primarily moving average cost) or market. The Company records inventory reserves for obsolete and slow-moving items and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory turnover trends, historical experience and application of the specific identification method. As of September 28, 2008 and September 30, 2007, inventory reserves were $25.5 million and $14.9 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from two to seven years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at the Company’s option, Starbucks generally uses the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to Starbucks, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The portion of depreciation expense related to production and distribution facilities is included in “Cost of sales including occupancy costs” on the consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net earnings.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2008, 2007 and 2006. Definite-lived intangibles, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives. For further information on goodwill and other intangible assets, see Note 9.

Long-lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge to net earnings. The fair value of the assets is estimated using the discounted future cash flows of the assets. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell.

The Company recognized net impairment and disposition losses of $325.0 million, $26.0 million and $19.6 million in fiscal 2008, 2007 and 2006, respectively, due to underperforming Company-operated retail stores, as well as renovation and remodeling activity in the normal course of business. The net losses in fiscal 2008 include $201.6 million of asset impairments related to the US and Australia store closures and charges incurred for office facilities no longer occupied by the Company due to the reduction in positions within Starbucks leadership structure and non-store organization. See Note 3 for further details. Depending on the underlying asset that is impaired, these losses may be recorded in any one of the operating expense lines on the consolidated statements of earnings: for retail operations, these losses are recorded in “Restructuring charges” and “Store operating expenses”; for specialty operations, these losses are recorded in “Other operating expenses”; and for all other operations, these losses are recorded in “Cost of sales including occupancy costs,” “General and administrative expenses,” or “Restructuring charges.”

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

While the Company will continue to honor all stored value cards and gift certificates presented for payment, management may determine the likelihood of redemption to be remote for certain card and certificate balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card and certificate balances may be recognized in the consolidated statements of earnings in “Interest income and other, net.” For the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, income recognized on unredeemed stored value card balances and gift certificates was $13.6 million, $12.9 million and $4.4 million, respectively.

Retail Revenues

Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Starbucks maintains a sales return allowance to reduce retail revenues for estimated future product returns, including brewing equipment, based on historical patterns. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

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

Advertising

The Company expenses most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising campaign takes place and direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of customer acquisition expenses including applications for customers to apply for the Starbucks Card Duetto® Visa®. These capitalized costs are amortized over the life of the credit card which is estimated to be three years.

Total advertising expenses, recorded in “Store operating expenses,” “Other operating expenses” and “General and administrative expenses” on the consolidated statements of earnings, totaled $129.0 million, $103.5 million and $107.5 million in fiscal 2008, 2007 and 2006, respectively. As of September 28, 2008 and September 30, 2007, $8.8 million and $12.0 million, respectively, of capitalized advertising costs were recorded in “Prepaid expenses and other current assets” and “Other assets” on the consolidated balance sheets.

Research and Development

Starbucks expenses research and development costs as they are incurred. The Company spent approximately $7.2 million, $7.0 million and $6.5 million during fiscal 2008, 2007 and 2006, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

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

When ceasing operations in Company-operated stores under operating leases, the Company accounts for any lease contract termination costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord, the Company will record the expense upon signing of an agreement with the landlord. Finally, in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any sublease income that can be generated from the location and records as an expense the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

Asset Retirement Obligations

Starbucks accounts for asset retirement obligations under FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143,” which it adopted at the end of fiscal 2006. FIN 47 requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings.

ARO expense was $6.5 million and $4.2 million, in fiscal 2008 and 2007, respectively, with components included in “Costs of sales including occupancy costs,” and “Depreciation and amortization expenses”. The initial impact of adopting FIN 47 at the end of fiscal year 2006 was a charge of $27.1 million, with a related tax benefit of $9.9 million, for a net expense of $17.2 million, with the net amount recorded as a cumulative effect of a change in accounting principle on the consolidated statement of earnings for fiscal year 2006. As of September 28, 2008 and September 30, 2007, the Company’s net ARO asset included in “Property, plant and equipment, net” was $18.5 million and $20.2 million, respectively, while the Company’s net ARO liability included in “Other long-term liabilities” was $44.6 million and $43.7 million, as of the same respective dates.

Stock-based Compensation

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights to employees, non-employee directors and consultants. The Company also has employee stock purchase plans (“ESPP”). RSUs issued by the Company are equivalent to nonvested shares, as defined by SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). See Note 14 for additional details.

Foreign Currency Translation

The Company’s international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of “Accumulated other comprehensive income” on the consolidated balance sheets.

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

On October 1, 2007, the first day of the Company’s first fiscal quarter of 2008, Starbucks adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with SFAS No. 109. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures. The Company recognizes interest and penalties related to income tax matters in income tax expense. The cumulative effects of applying FIN 48 have been recorded as a decrease of $1.7 million and $1.6 million, respectively, to the Company’s fiscal 2008 opening balances of retained earnings and additional paid-in capital. See Note 15 for additional details.

Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares and common stock units that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options and RSUs, using the treasury stock method.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 will be effective for Starbucks first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for Starbucks first fiscal quarter of 2010. Starbucks believes the adoption of SFAS 157 for its financial assets and liabilities will not have a material impact on the Company’s consolidated financial statements and continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for Starbucks first fiscal quarter of 2009. Starbucks believes the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that adoption of SFAS 160 may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 will be effective for Starbucks second fiscal quarter of 2009.

Note 2:	Business Acquisitions

In the fourth quarter of fiscal 2008, the Company acquired substantially all of the assets, including development and operating rights, of Coffee Vision, Inc. (“CVI”) and Coffee Vision Atlantic, Inc. (“CVAI”), its licensee in Quebec and Atlantic Canada. In addition, Starbucks acquired full development and operation rights for the retail stores in these provinces.

In the third quarter of fiscal 2008, Starbucks purchased 100% equity ownership in Coffee Equipment Company (“CEC”), a Seattle-based manufacturer and seller of a single cup, commercial grade coffee brewer called the Clovertm.

In the second quarter of fiscal 2008, the Company purchased the remaining 10% equity ownership in its operations in Beijing, China. Starbucks has applied the consolidation method of accounting since the first quarter of fiscal 2007, when it acquired 90% of these previously-licensed operations.

Note 3:	Restructuring Charges

In January of fiscal 2008, Starbucks began a transformation plan designed to address the deterioration of its US retail business, reduce its global infrastructure costs and position the Company’s business for long-term profitable growth. Since the announcement, a number of actions have been initiated, resulting in the recognition of certain exit, impairment and severance costs. The total amount of these restructuring costs recognized in fiscal 2008 was $266.9 million. Certain additional costs from these actions are expected to be recognized in fiscal 2009, nearly all related to US store closures.

US Store Closures — The most significant action was the commitment to close approximately 600 underperforming Company-operated stores in the US market and reduce the number of future store openings. The decision was a result of a rigorous evaluation of the Company-operated store portfolio, and the Company closed the first 205 of these stores during the fourth quarter of fiscal 2008. As a result of the announced store closures and actions taken to date, the Company recognized $206.3 million of restructuring charges in fiscal 2008, comprised of $169.6 million of store asset impairments, lease exit costs of $33.6 million, and severance totaling $3.1 million. The Company expects to complete the remainder of the closures by the end of fiscal 2009, and recognize the total remaining lease exit costs and related severance during that time.

Australia Store Closures — To address the difficulties specific to its Australia market, Starbucks closed 61 Company-operated stores in the fourth quarter of fiscal 2008. As a result of these store closures, the Company recognized $16.9 million of restructuring charges in fiscal 2008, comprised of $1.5 million of store asset impairments, lease exit costs of $11.6 million, and severance totaling $3.8 million. Starbucks continues to have wholly owned operations in Australia but with a more focused presence with 23 Company-operated stores as of September 28, 2008.

Reduction in Force within the Non-store Organization — To address its global cost structure, on July 29, 2008, Starbucks announced the reduction of approximately 1,000 open and filled positions within its leadership structure and its non-store organization. As a result, the Company recognized, in fiscal 2008, $10.7 million in employee termination benefits expense as well as $33.0 million related to consolidation of support facilities, primarily at the corporate headquarters in Seattle.

Restructuring charges by reportable segment were as follows (in millions):

			Unallocated
	US	International	Corporate	Total

Total expected costs	$345.3	$25.1	$37.4	$407.8
Expenses recognized in fiscal 2008(1)	210.9	19.2	36.8	266.9
Costs incurred in fiscal 2008(1)	225.7	19.2	36.8	281.7
Costs incurred to date	225.7	19.2	36.8	281.7

Restructuring charges by type and a reconciliation of the associated accrued liability were as follows (in millions):

	Lease Exit		Employee
	and Other	Asset	Termination
	Related Costs	Impairments	Costs	Total

Total expected costs	$185.0	$202.5	$20.3	$407.8
Expenses recognized in fiscal 2008(1)	47.8	201.6	17.5	266.9
Costs incurred in fiscal 2008(1)	62.6	201.6	17.5	281.7
Costs incurred to date	62.6	201.6	17.5	281.7
Accrued liability as of September 30, 2007	$—	$—	$—	$—
Costs incurred in fiscal 2008, excluding non-cash charges and credits(2)	72.4	—	17.5	89.9
Cash payments	(24.4)	—	(12.1)	(36.5)

Accrued liability as of September 28, 2008	$48.0	$—	$5.4	$53.4

(1)	The difference between expenses recognized and costs incurred in fiscal 2008 represents deferred termination fees related to stores not yet closed, for which termination agreements had been finalized as of the end of the fiscal year. These costs are being amortized to the date of closure.

(2)	Non-cash charges and credits for “Lease Exit and Other Related Costs” represent deferred rent balances recognized as expense credits at the cease-use date.

Note 4:	Short-term and Long-term Investments

The Company’s short-term and long-term investments consisted of the following (in millions):

		Gross
		Unrealized
	Amortized	Holding	Fair
	Cost	Losses	Value
September 28, 2008
Short-term investments — available-for-sale securities:
Corporate debt securities	$3.0	$—	$3.0

Total	3.0	$—	3.0

Short-term investments — trading securities	58.2		49.5

Total short-term investments	$61.2		$52.5

Long-term investments — available-for-sale securities:
State and local government obligations	$65.8	$(6.0)	$59.8
Corporate debt securities	12.1	(0.5)	11.6

Total long-term investments	$77.9	$(6.5)	$71.4

September 30, 2007
Short-term investments — available-for-sale securities:
State and local government obligations	$81.4	$(0.1)	$81.3
US government agency obligations	2.5	—	2.5

Total	83.9	$(0.1)	83.8

Short-term investments — trading securities	67.8		73.6

Total short-term investments	$151.7		$157.4

Long-term investments — available-for-sale securities:
US government agency obligations	$21.0	$—	$21.0

For available-for-sale securities, proceeds from sales were $75.9 million, $47.5 million and $431.2 million, in fiscal years 2008, 2007 and 2006, respectively. Gross realized gains from sales were $3.8 million in fiscal year 2006. Gross realized losses from sales were $0.1 million in fiscal year 2006. For fiscal years 2008 and 2007, there were no realized losses and immaterial amounts of realized gains from sales.

As of September 28, 2008, the Company’s long-term available-for-sale securities of $71.4 million included $59.8 million invested in auction rate securities (“ARS”). As of September 30, 2007, the Company held $75.6 million of ARS, which were all classified as short-term available-for-sale securities. ARS have long-dated maturities but provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. Due to the auction failures that began in mid-February 2008, these securities became illiquid and were classified as long-term investments. The investment principal associated with the failed auctions will not be accessible until:

•	successful auctions resume;

•	an active secondary market for these securities develops;

•	the issuers replace these securities with another form of financing; or

•	final payments are made according to the contractual maturities of the debt issues which range from 22 to 37 years.

The Company intends to hold the ARS until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. In July 2008, one of the Company’s ARS was called at its par value of $4.7 million.

The Company recorded $6.0 million of unrealized losses on ARS in fiscal 2008, determined to be temporary, which is included in accumulated other comprehensive income as a reduction in shareholders’ equity. The Company’s ARS are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education. As of September 28, 2008, approximately $4.4 million in ARS was rated AA/Aa3 by Standard & Poor’s and Moody’s, respectively. All of the remaining securities were rated triple-A by two or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

The following table presents the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired (in millions):

Consecutive Monthly Unrealized Losses

			Greater Than
	Less Than		or Equal to
	12 Months		12 months
	Gross		Gross
	Unrealized		Unrealized
	Holding	Fair	Holding	Fair
	Losses	Value	Losses	Value

September 28, 2008
State and local government obligations	$(6.0)	$59.8	$—	$—
Corporate debt securities	(0.5)	11.6	—	—

Total	$(6.5)	$71.4	$—	$—

September 30, 2007
State and local government obligations	$—	$—	$—	$5.8

Total	$—	$—	$—	$5.8

Gross unrealized holding losses on the state and local obligations consist of unrealized losses on the Company’s twelve ARS. Gross unrealized holding losses on the corporate debt pertain to five fixed income securities and were primarily caused by interest rate increases subsequent to the date of purchase. The contractual terms of the non-ARS fixed income securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity. As Starbucks has the ability and intent to hold its available-for-sale securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired. Long-term corporate debt securities generally mature in less than five years.

There were no realized losses recorded for other than temporary impairments during fiscal years 2008, 2007 or 2006.

Trading securities are comprised mainly of marketable equity mutual funds that approximate a portion of the Company’s liability under the Management Deferred Compensation Plan (“MDCP”), a defined contribution plan. The corresponding deferred compensation liability of $68.0 million in fiscal 2008 and $86.4 million in fiscal 2007 is included in “Accrued compensation and related costs” on the consolidated balance sheets. In fiscal years 2008 and

2007, the changes in net unrealized holding gains/losses in the trading portfolio included in earnings were a net loss of $14.5 million and a net gain of $7.5 million, respectively.

Note 5:	Derivative Financial Instruments

Cash Flow Hedges

The Company and certain subsidiaries enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases in currencies other than the entity’s functional currency. Outstanding forward contracts, which comprise the majority of the Company’s derivative instruments, hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated primarily in US dollars for foreign operations. From time to time, the Company also uses futures contracts to hedge the variable price component for a small portion of its price-to-be-fixed green coffee purchase contracts.

In addition, during fiscal 2007 the Company entered into, dedesignated and settled forward interest rate contracts to hedge movements in interest rates prior to issuance its $550 million of 6.25% Senior Notes. The resulting net losses from these contracts will continue to be reclassified to “Interest expense” on the consolidated statements of earnings over the life of the Senior Notes due in 2017. See Note 10 for additional information on Senior Notes.

Including the interest rate contracts, the Company had accumulated net derivative losses of $9.2 million, net of taxes, in other comprehensive income as of September 28, 2008, related to cash flow hedges. Of this amount, $3.6 million of net derivative losses pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued in fiscal years 2008 and 2007 was insignificant. No cash flow hedges were discontinued and no significant ineffectiveness was recognized in fiscal year 2006. Outstanding contracts will expire within 48 months.

Net Investment Hedges

Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as the Company’s net investments in its Canada, UK and China subsidiaries, to minimize foreign currency exposure. The Company had accumulated net derivative losses of $13.0 million, net of taxes, in other comprehensive income as of September 28, 2008, related to net investment derivative hedges. Outstanding contracts expire within 29 months.

The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the fiscal years indicated for cash flow and net investment hedges (in millions):

	Sep 28,	Sep 30,	Oct 1,
	2008	2007	2006

Cash flow hedges:
Reclassified (losses)/gains into total net revenues	$(2.5)	$1.5	$1.5
Reclassified losses into cost of sales	(7.7)	(2.2)	(7.7)
Reclassified losses into interest expense	(0.6)	(0.1)	—

Net reclassified losses — cash flow hedges	(10.8)	(0.8)	(6.2)
Net investment hedges:
Reclassified gains into interest income and other, net	3.5	6.1	3.7

Total	$(7.3)	$5.3	$(2.5)

Other Derivatives

The Company enters into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes to mitigate the translation risk of certain balance sheet items. For the fiscal years 2008 and 2007, these forward contracts resulted in net losses of $0.1 million and $9.7 million. These losses were largely offset by the financial impact of translating foreign currency denominated payables and receivables, which are also recognized in “Interest income and other, net.” No similar contracts were held in fiscal 2006.

Note 6:	Inventories

Inventories consisted of the following (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007

Coffee:
Unroasted	$377.7	$339.5
Roasted	89.6	88.6
Other merchandise held for sale	120.6	175.5
Packaging and other supplies	104.9	88.1

Total	$692.8	$691.7

Other merchandise held for sale includes, among other items, brewing equipment, serveware and tea.

As of September 28, 2008, the Company had committed to purchasing green coffee totaling $336 million under fixed-price contracts and an estimated $246 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 7:	Equity and Cost Investments

The Company’s equity and cost investments consisted of the following (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007

Equity method investments	$267.9	$234.5
Cost method investments	34.7	24.4

Total	$302.6	$258.9

Equity Method

The Company’s equity investees and ownership interests by reportable operating segment are as follows:

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007

United States
StarCon, LLC	50.0%	50.0%
International
Starbucks Coffee Korea Co., Ltd.	50.0	50.0
Starbucks Coffee Austria GmbH	50.0	50.0
Starbucks Coffee Switzerland AG	50.0	50.0
Starbucks Coffee España, S.L.	50.0	50.0
President Starbucks Coffee Taiwan Ltd.	50.0	50.0
Shanghai President Coffee Co.	50.0	50.0
Starbucks Coffee France SAS	50.0	50.0
Berjaya Starbucks Coffee Company Sdn. Bhd. (Malaysia)	50.0	49.9
Starbucks Brasil Comercio de Cafes Ltda.	49.0	49.0
Starbucks Coffee Japan, Ltd.	40.1	40.1
Starbucks Coffee Portugal Lda.	50.0	—
CPG
The North American Coffee Partnership	50.0	50.0
Starbucks Ice Cream Partnership	50.0	50.0

StarCon, LLC is a joint venture formed in March 2007 with Concord Music Group, Inc. that is engaged in the recorded music business. The International entities operate licensed Starbucks retail stores. The Company also has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds 50% equity interests: The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drinks, and Starbucks Ice Cream Partnership with Dreyer’s Grand Ice Cream, Inc. develops and distributes superpremium ice creams.

Prior to fiscal 2005, Starbucks acquired equity interest in its licensed operations of Malaysia, Austria, Shanghai, Spain, Switzerland and Taiwan. The carrying amount of these investments was $24.3 million more than the underlying equity in net assets due to acquired goodwill, which is evaluated for impairment annually. No impairment was recorded during fiscal years 2008, 2007 or 2006.

The Company’s share of income and losses is included in “Income from equity investees” on the consolidated statements of earnings. Also included is the Company’s proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $128.1 million, $107.9 million and $94.2 million in fiscal years 2008, 2007 and 2006, respectively. Related costs of sales, net of eliminations, were $66.2 million, $57.1 million and $47.5 million in fiscal years 2008, 2007 and 2006, respectively. As of September 28, 2008 and September 30, 2007, there were $40.6 million and $30.6 million of accounts receivable, respectively, on the consolidated balance sheets from equity investees primarily related to product sales and store license fees.

As of September 28, 2008, the aggregate market value of the Company’s investment in Starbucks Japan was approximately $214 million, based on its available quoted market price.

Summarized combined financial information of the Company’s equity method investees, that represent 100% of the investees’ financial information, was as follows (in millions):

Financial Position as of	Sep 28, 2008	Sep 30, 2007

Current assets	$247.2	$183.1
Noncurrent assets	604.9	408.6
Current liabilities	273.5	166.4
Noncurrent liabilities	59.8	56.8

Results of Operations for Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Net revenues	$1,961.0	$1,452.9	$1,303.5
Operating income	171.3	186.2	152.3
Earnings before cumulative effect of change in accounting principle	136.9	159.5	136.4
Net earnings	136.9	159.5	124.0

Cost Method

The Company has equity interests in entities to develop and operate Starbucks licensed retail stores in several global markets, including Mexico, Hong Kong and Greece. Additionally, Starbucks has investments in privately held equity securities unrelated to Starbucks licensed retail stores of $2.8 million at September 28, 2008 and September 30, 2007. As of September 28, 2008 and September 30, 2007, management determined that the estimated fair values of each cost method investment exceeded the related carrying values. There were no realized losses recorded for other-than-temporary impairment of the Company’s cost method investments during fiscal years 2008, 2007 or 2006.

Starbucks has the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on the Company’s total percentage of ownership interest and its ability to exercise significant influence over financial and operating policies, additional investments may require the retroactive application of the equity method of accounting.

Note 8:	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007

Land	$59.1	$56.2
Buildings	217.7	161.7
Leasehold improvements	3,363.1	3,179.6
Store equipment	1,045.3	1,007.0
Roasting equipment	220.7	208.8
Furniture, fixtures and other	517.8	477.9
Work in progress	293.6	215.3

	5,717.3	5,306.5
Less accumulated depreciation and amortization	(2,760.9)	(2,416.1)

Property, plant and equipment, net	$2,956.4	$2,890.4

Note 9:	Other Intangible Assets and Goodwill

Other intangible assets consisted of the following (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007

Indefinite-lived intangibles	$58.3	$36.9
Definite-lived intangibles	14.2	9.5
Accumulated amortization	(5.9)	(4.3)

Definite-lived intangibles, net	8.3	5.2

Total other intangible assets	$66.6	$42.1

Definite-lived intangibles approximate remaining weighted average useful life in years	8	8

The increase in indefinite-lived intangibles was primarily due to the purchase of distribution rights for Seattle Best Coffee® products in Canada as well as the CEC acquisition (see Note 2). The increase in definite-lived intangibles was primarily due to patents acquired in the CEC acquisition. Amortization expense for definite-lived intangibles was $1.5 million, $1.0 million and $1.2 million during fiscal 2008, 2007 and 2006, respectively.

The following table summarizes, as of September 28, 2008, the estimated amortization expense for each of the next five fiscal years and thereafter (in millions):

Fiscal Year Ending

2009	$1.7
2010	1.0
2011	1.0
2012	0.9
2013	0.9
Thereafter	2.8

Total	$8.3

The changes in the carrying amount of goodwill by reportable operating segment for the fiscal year ended September 28, 2008 were as follows (in millions):

	United States	International	Global CPG	Total

Balance as of September 30, 2007	$127.6	$78.3	$9.7	$215.6
Business Acquisitions	11.8	39.3	—	51.1
Other	—	(0.2)	—	(0.2)

Balance as of September 28, 2008	$139.4	$117.4	$9.7	$266.5

United States

The $11.8 million increase in goodwill was due to the acquisition of CEC.

International

The increase in goodwill was due to the acquisition of CVI and CVAI, as well as the remaining equity interest in Beijing during the fiscal year, which increased goodwill by $33.0 million and $6.3 million, respectively (see Note 2). The decrease related to “Other” was due to foreign currency fluctuations.

Note 10:	Debt

The Company’s debt consisted of the following (in millions):

	Sep 28, 2008	Sep 30, 2007

Commercial paper program (weighted average interest rate of 3.4% and 5.4%, respectively)	$413.0	$710.3
Revolving credit facility (weighted average interest rate of 3.5%)	300.0	—
Current portion of long-term debt	0.7	0.8

Short-term debt	713.7	711.1

6.25% 10-year Senior Notes (due Aug 2017)	549.2	549.0
Other long-term debt	0.4	1.1

Long-term debt	549.6	550.1

Total debt	$1,263.3	$1,261.2

Revolving Credit Facility and Commercial Paper Program

The Company has a $1 billion unsecured credit facility (the “facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The facility is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. The facility is currently set to terminate in August 2011. The interest rate for borrowings under the facility as of September 28, 2008 ranged from 0.11% to 0.27% over LIBOR or an alternate base rate, which is the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. On October 31, 2008, the Company entered into an amendment to its facility that, amongst other changes, increased the interest rate range for borrowings under the facility to 0.21% to 0.67% over LIBOR or the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will continue to depend upon the Company’s long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies and the Company’s coverage ratio. The facility contains provisions requiring the Company to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures the Company’s ability to cover financing expenses.

The Company established a commercial paper program (the “program”) in March 2007. Under the program the Company may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the Company’s revolving credit facility, and the combined borrowing limit is $1 billion for the program and the facility. The Company may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital needs, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases.

As of September 28, 2008, the Company also had $15.9 million in letters of credit outstanding under the revolving credit facility, leaving a total of $270.9 million in remaining borrowing capacity under the combined revolving credit facility and commercial paper program. As of September 30, 2007, letters of credit totaling $12.9 million were outstanding.

Long-term Debt

In August 2007, the Company issued $550 million of 6.25% Senior Notes (the “notes”) due in August 2017, in an underwritten registered public offering. Interest is payable semi-annually on February 15 and August 15 of each year. The notes require the Company to maintain compliance with certain covenants, which limit future liens and sale and leaseback transactions on certain material properties. The notes were priced at a discount, resulting in proceeds to the Company of $549 million, before expenses.

Other long term debt, totaling $0.4 million as of September 28, 2008, matures in fiscal 2011.

Scheduled principal payments on long-term debt are as follows (in millions):

Fiscal Year Ending

2009	$0.8
2010	0.3
2011	0.1
2012	—
2013	—
Thereafter	550.0

Total principal payments	$551.2

Interest Expense

Interest expense, net of interest capitalized, was $53.4 million, $38.2 million and $8.4 million in fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, 2007 and 2006, $7.2 million, $3.9 million and $2.7 million, respectively, of interest was capitalized for new store and other asset construction projects, and included in “Property, plant and equipment, net,” on the consolidated balance sheets.

Note 11:	Other Long-term Liabilities

The Company’s other long-term liabilities consisted of the following (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007

Deferred rent	$303.9	$271.7
Unrecognized tax benefits	60.4	—
Asset retirement obligations	44.6	43.7
Minority interest	18.3	17.3
Other	15.2	21.4

Total	$442.4	$354.1

Deferred rent liabilities represent amounts for tenant improvement allowances, rent escalation clauses and rent holidays related to certain operating leases. The Company amortizes deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings. Unrecognized tax benefits represent the estimated long-term portion of the Company’s gross unrecognized tax benefits including interest under FIN 48. See Notes 1 and 15 for additional information. Asset retirement obligations represent the estimated fair value of the

Company’s future costs of removing leasehold improvements at the termination of leases for certain stores and administrative facilities. Minority interest represents the collective ownership interests of minority shareholders for operations accounted for under the consolidation method, in which Starbucks owns less than 100% of the equity interest. The other remaining long-term liabilities generally include obligations to be settled or paid for one year beyond each period presented, for items such as hedging instruments and the long-term portion of capital lease obligations.

Note 12:	Leases

Rental expense under operating lease agreements was as follows (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Minimum rentals	$683.4	$587.2	$458.7
Contingent rentals	57.7	50.9	40.1

Total	$741.1	$638.1	$498.8

Minimum future rental payments under noncancelable operating leases as of September 28, 2008, were as follows (in millions):

Fiscal Year Ending

2009	$741.0
2010	706.6
2011	660.7
2012	604.6
2013	546.4
Thereafter	1,838.8

Total minimum lease payments	$5,098.1

The Company has subleases related to certain of its operating leases. During fiscal 2008, 2007 and 2006, the Company recognized sublease income of $3.5 million, $3.6 million and $5.7 million, respectively.

The Company had capital lease obligations of $6.7 million and $3.1 million as of September 28, 2008 and September 30, 2007, respectively. Capital lease obligations expire at various dates, with the latest maturity in 2018. The current portion of the total obligation is included in “Other accrued expenses” and the remaining long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets. Assets held under capital leases are included in “Property, plant and equipment, net,” on the consolidated balance sheets.

The Company had $91.1 million and $73.7 million in prepaid rent included in “Prepaid expenses and other current assets” on the consolidated balance sheets as of September 28, 2008 and September 30, 2007, respectively.

Note 13:  Shareholders’ Equity

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at September 28, 2008.

Share repurchase activity was as follows (in millions, except for average price data):

Fiscal Year Ending	Sep 28, 2008	Sep 30, 2007

Number of shares acquired	12.2	33.0
Average price per share of acquired shares	$24.12	$30.72

Total accrual-based cost of acquired shares	$295.3	$1,012.7
Total cash-based cost of acquired shares	$311.4	$996.8

The difference between the accrual-based and cash-based cost of acquired shares represents the effect of the net change in unsettled trades from the prior fiscal year end. Share repurchases were funded through cash, cash equivalents, available-for-sale securities, borrowings under the commercial paper program and revolving credit facility and proceeds from sale of the notes, and were part of the Company’s active capital management program. As of September 28, 2008, approximately 6.3 million shares remained available for repurchase, under current authorizations.

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

Comprehensive income, net of related tax effects, was as follows (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Net earnings	$315.5	$672.6	$564.3
Unrealized holding gains/(losses) on available-for-sale securities, net of tax (provision)/benefit of $2.4, ($0.2) and ($1.3) in 2008, 2007 and 2006, respectively	(4.0)	0.3	2.2
Unrealized holding gains/(losses) on cash flow hedging instruments, net of tax (provision)/benefit of ($0.4), $7.5 and $1.6 in 2008, 2007 and 2006, respectively	0.7	(12.8)	(2.8)
Unrealized holding losses on net investment hedging instruments, net of tax benefit of $0.6 and $5.2 in 2008 and 2007, respectively	(0.9)	(8.8)	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, net of tax provision of $1.1 in 2006	—	—	(1.8)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges, net of tax benefit of $3.0, $0.5 and $2.4 in 2008, 2007 and 2006, respectively	5.0	0.9	4.2

Net unrealized gain/(loss)	0.8	(20.4)	1.8
Translation adjustment, net of tax benefit/(provision) of $0.3, $—, and ($1.8) in 2008, 2007, and 2006, respectively	(7.0)	37.7	14.6

Total comprehensive income	$309.3	$689.9	$580.7

The unfavorable translation adjustment change during fiscal 2008 of $7.0 million was primarily due to the strengthening of the US dollar against several currencies including the Australian dollar, Korean won and Canadian dollar. The favorable translation adjustment change during fiscal 2007 of $37.7 million was primarily due to the weakening of the US dollar against several currencies including the euro, Canadian dollar and British pound sterling. The favorable translation adjustment change during fiscal 2006 of $14.6 million was primarily due to the weakening of the US dollar against several currencies including British pound sterling, the euro and Canadian dollar.

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007

Net unrealized losses on available-for-sale securities	$(4.1)	$—
Net unrealized losses on hedging instruments	(22.2)	(27.1)
Translation adjustment	74.7	81.7

Accumulated other comprehensive income	$48.4	$54.6

As of September 28, 2008, the translation adjustment of $74.7 million was net of tax provisions of $7.0 million. As of September 30, 2007, the translation adjustment of $81.7 million was net of tax provisions of $7.3 million.

Note 14:	Employee Stock and Benefit Plans

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, RSUs, or stock appreciation rights to employees, non-employee directors and consultants. The Company issues new shares of common stock upon exercise of stock options and the vesting of RSUs. As of September 28, 2008, there were 51.1 million shares of common stock available for issuance pursuant to future equity-based compensation awards.

The Company also has employee stock purchase plans (“ESPP”).

The following represents total stock based compensation and ESPP expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Stock option expense	$57.6	$92.3	$94.8
RSU expense	5.6	—	—
ESPP expense	11.8	11.6	10.2

Total stock-based compensation expense on the consolidated statements of earnings	$75.0	$103.9	$105.0

Total related tax benefit	$24.0	$35.3	$36.1
Stock-based compensation capitalized in the respective fiscal year, as included in “Property, plant and equipment, net” and “Inventories” on the consolidated balance sheets	$1.9	$2.5	$2.1

The decrease in stock option expense in fiscal 2008 was due to a higher level of forfeitures.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized using the graded, or accelerated, attribution method, consistent with the multiple option valuation approach. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R on October 3, 2005, the effect of forfeitures on the disclosed pro forma expense amounts was recognized as the forfeitures occurred.

The fair value of stock option awards and ESPP shares was estimated at the grant date with the following weighted average assumptions for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006:

	Employee Stock Options
	Granted During the Period			ESPP
Fiscal Year Ended	2008	2007	2006	2008	2007	2006

Expected term (in years)	4.7	4.7	4.4	0.25 - 0.5	0.25 - 0.5	0.25 - 3.0
Expected stock price volatility	29.3%	28.9%	28.9%	26% - 44%	28% - 31%	22% - 50%
Risk-free interest rate	3.4%	4.6%	4.4%	1.3% - 4.5%	4.7% - 5.1%	2.3% - 5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average grant price	$22.11	$36.04	$30.52	$14.52	$24.59	$26.81
Estimated fair value per option granted	$6.85	$11.72	$9.59	$4.00	$6.03	$6.60

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options, for the related vesting periods. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not currently anticipate paying any dividends in the near future.

The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Starbucks stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.

The following summarizes all stock option transactions from October 2, 2005, through September 28, 2008 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value

Outstanding, October 2, 2005	72.5	$13.22	6.3	$857.3
Granted	13.3	30.52
Exercised	(13.2)	9.02
Cancelled/forfeited	(3.2)	24.51

Outstanding, October 1, 2006	69.4	16.83	6.2	1,196.2
Granted	12.3	36.04
Exercised	(12.7)	10.23
Cancelled/forfeited	(3.5)	30.92

Outstanding, September 30, 2007	65.5	20.97	6.2	507.5

Granted	15.4	22.11
Exercised	(6.6)	10.71
Cancelled/forfeited	(11.3)	28.49

Outstanding, September 28, 2008	63.0	20.96	5.7	114.9

Exercisable, September 28, 2008	41.1	17.73	4.2	114.8
Vested and expected to vest, September 28, 2008	60.1	20.68	5.5	114.9

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The closing per share market value of the Company’s stock on September 26, 2008 was $14.96.

As of September 28, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $64.6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.7 years. The total intrinsic value of stock options exercised was $50 million, $274 million and $327 million during the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively. The total fair value of options vested was $99 million, $28 million and $95 million during fiscal years 2008, 2007 and 2006, respectively.

RSUs

RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee’s continuing employment. The fair value of these service-based RSUs are based on the fair value of Starbucks common stock on the award date. The following table summarizes all RSU transactions from October 1, 2006 through September 28, 2008 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Number	Grant Date	Remaining	Aggregate
	of	Fair Value	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value

Nonvested, October 1, 2006	—	$—	—	$—
Granted	0.2	27.83
Vested	—	—
Forfeited/Cancelled	—	—

Nonvested, September 30, 2007	0.2	27.83	3.0	4.7
Granted	2.0	16.43
Vested	—	—
Forfeited/Cancelled	(0.2)	17.27

Nonvested, September 28, 2008	2.0	17.36	2.5	30.5

As of September 28, 2008, total unrecognized stock-based compensation expense related to nonvested RSUs was approximately $29.4 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 3.5 years.

ESPP

The Company’s ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. The following summarizes transactions under this ESPP from fiscal year 2006 through 2008 (shares in millions):

		Average
		Price Per
	Shares	Share

Issued during fiscal year 2006	1.5	$26.81
Issued during fiscal year 2007	1.9	24.59
Issued during fiscal year 2008	2.9	14.52
Total number of shares issuable under the plan	32.0
Total number of shares issued since inception	21.0
Shares available for future issuance	11.0

Starbucks has an additional employee stock purchase plan in the United Kingdom, which allows eligible UK employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company awards one matching share for each six shares purchased under the plan. The total number of shares issuable under the plan is 1.4 million. As of September 28, 2008, 1.3 million shares were available for future issuance.

Deferred Stock Plan

Starbucks has a deferred stock plan for certain key employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is five years. As of September 28, 2008, receipt of 3.4 million shares was deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents. No new initial deferrals are permitted under this plan; the plan permits re-deferrals of previously deferred shares.

Defined Contribution Plans

Starbucks maintains voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. For employees in the United States, the Company matched 25% to 150% of each employee’s eligible contribution based on years of service, up to a maximum of the first 4% of each employee’s compensation. The Company’s matching contributions to all US and non-US plans were approximately $25.3 million, $20.1 million and $19.3 million in fiscal years 2008, 2007 and 2006, respectively.

Note 15:	Income Taxes

The provision for income taxes consisted of the following (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Current taxes:
Federal	$180.4	$326.7	$332.2
State	34.3	65.3	57.8
Foreign	40.4	31.2	12.4
Deferred taxes, net	(111.1)	(39.5)	(77.6)

Total	$144.0	$383.7	$324.8

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate was as follows:

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8	3.4	3.4
Foreign earnings taxed at lower rates	(3.6)	(1.1)	(1.1)
Domestic production activity deduction	(2.6)	(0.5)	(0.6)
Other, net	(0.3)	(0.5)	(0.9)

Effective tax rate	31.3%	36.3%	35.8%

US income and foreign withholding taxes have not been provided on approximately $409 million of cumulative undistributed earnings of foreign subsidiaries and equity investees. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional US income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities was as follows (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007

Deferred tax assets:
Accrued occupancy costs	$54.8	$47.6
Accrued compensation and related costs	56.2	65.1
Other accrued expenses	25.2	9.4
FIN 47 asset	13.3	14.3
Deferred revenue	36.0	18.3
Asset impairments	80.8	14.9
Foreign tax credits	26.1	11.1
Stock based compensation	79.6	66.8
Other	49.6	29.2

Total	421.6	276.7
Valuation allowance	(20.0)	(13.7)

Total deferred tax asset, net of valuation allowance	401.6	263.0
Deferred tax liabilities:
Property, plant and equipment	(18.1)	(22.9)
Other	(21.4)	(23.9)

Total	(39.5)	(46.8)

Net deferred tax asset	$362.1	$216.2

Reported as:
Current deferred income tax asset	$234.2	$129.4
Long-term deferred income tax asset (included in “Other assets”)	127.9	86.8

Net deferred tax asset	$362.1	$216.2

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of September 28, 2008 and September 30, 2007 was related to net operating losses of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended September 28, 2008, and September 30, 2007, was an increase of $6.3 million and $4.9 million, respectively.

As of September 28, 2008, the Company has foreign tax credit carryforwards of $26.2 million with expiration dates between fiscal years 2013 and 2018. As of the end of fiscal 2008, the Company also has capital loss carryforwards of $0.5 million, expiring in fiscal year 2010.

Taxes currently payable of $14.8 million and $38.5 million are included in “Accrued taxes” on the consolidated balance sheets as of September 28, 2008 and September 30, 2007, respectively.

FIN 48

As described in Note 1, on October 1, 2007, the first day of the Company’s fiscal 2008, Starbucks adopted FIN 48. The cumulative effects of applying FIN 48 have been recorded as a decrease of $1.7 million and $1.6 million, respectively, to the Company’s fiscal 2008 opening balances of retained earnings and additional paid-in capital. The Company also recorded an increase of $28.5 million to current income tax assets, an increase of $12.2 million to long-term income tax assets, a decrease of $24.6 million to current tax liabilities and an increase of $68.6 million to long-term tax liabilities.

As of September 28, 2008, the Company had $52.6 million of gross unrecognized tax benefits of which $21.4 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense. During fiscal 2008, interest and penalties included in income tax expense was $2.5 million. As of September 28, 2008 and October 1, 2007, the Company had accrued interest and penalties of $9.1 million and $11.4 million, respectively, before benefit of federal tax deduction, recorded on its consolidated balance sheets.

The following table summarizes the activity related to the Company’s unrecognized tax benefits from October 1, 2007 to September 28, 2008 (in millions):

Balance as of October 1, 2007	$58.3
Increase related to prior year tax positions	64.9
Decrease related to prior year tax positions	(37.2)
Increase related to current year tax positions	17.0
Decrease related to current year tax positions	(5.4)
Decreases related to settlements with taxing authorities	(11.1)
Decreases related to lapsing of statute of limitations	(33.9)

Balance as of September 28, 2008	$52.6

Starbucks is currently under routine audit by various state taxing jurisdictions for fiscal years 2003 through 2006. During fiscal year 2008, the Company reached a settlement with the IRS on its 2005 federal income tax examination. As a result, unrecognized tax benefits were reduced by $11.1 million and the tax provision was reduced by $6.5 million. The Company reversed a portion of long-term taxes payable, which resulted in recording a tax benefit in fiscal year 2008. The Company is no longer subject to US federal or state examination for years before fiscal year 2005, with the exception of nine states. As a result of federal and certain state statute closures related to fiscal year 2004, the Company reversed the long-term income taxes payable, which resulted in recording an additional tax benefit in the third quarter of fiscal year 2008. The Company is subject to income tax in many jurisdictions outside the United States, none of which are individually material to the consolidated financial statements.

There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months, but the Company does not expect this change to be material to the consolidated financial statements.

Note 16:	Earnings per Share

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Net earnings	$315.5	$672.6	$564.3
Weighted average common shares and common stock units outstanding (for basic calculation)	731.5	749.8	766.1
Dilutive effect of outstanding common stock options and RSUs	10.2	20.3	26.5

Weighted average common and common equivalent shares outstanding (for diluted calculation)	741.7	770.1	792.6

EPS — basic	$0.43	$0.90	$0.74
EPS — diluted	$0.43	$0.87	$0.71

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options and RSUs totaled 40.4 million, 10.4 million and 10.3 million in fiscal years 2008, 2007 and 2006, respectively.

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

Starbucks has commitments under which it unconditionally guarantees its proportionate share of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure under these commitments disclosed in the table below excludes interest and other related costs. The fair value of these guarantees are included in “Equity and cost investments” and “Other long-term liabilities” on the consolidated balance sheets.

The following table presents information on unconditional guarantees as of September 28, 2008 (in millions):

			Fair Value Estimate
	Maximum	Year Guarantee	Recorded on
	Exposure	Expires in	Balance Sheet

Japanese yen-denominated bank loans	$3.8	2014	$—	(1)
Borrowings of other unconsolidated equity investees	$17.4	2008 to 2012	$4.1

(1)	Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheets.

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

As previously disclosed in the Company’s Form 10-Q for the Quarterly Period Ended June 29, 2008, two former employees of the Company filed a lawsuit, entitled Sean Pendlebury and Laurel Overton v. Starbucks Coffee Company, in the U.S. District Court for the Southern District of Florida claiming the Company violated requirements of the Fair Labor Standards Act (“FLSA”). In August 2008, the Company and the plaintiffs agreed upon terms of a settlement which was approved by the court on August 21, 2008.

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

United States

The Company’s United States operations represent 80% of total Company-operated retail revenues, 55% of total specialty revenues and 76% of total net revenues for fiscal year 2008. United States operations sell coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the United States include licensed retail stores, foodservice accounts and other initiatives related to the Company’s core business.

International

The Company’s International operations represent the remaining 20% of Company-operated retail revenues and 21% of total specialty revenues as well as 20% of total net revenues for fiscal year 2008. International operations sell coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise through Company-operated retail stores in the UK, Canada and nine other markets. Specialty operations in International primarily include retail store licensing operations in nearly 40 countries and foodservice accounts, primarily in Canada and Japan. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the United States.

Global Consumer Products Group

The Company’s CPG segment represents 24% of total specialty revenues and 4% of total net revenues for fiscal year 2008. CPG operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas through licensing arrangements in US and international markets. CPG operations also produce and sell ready-to-drink beverages which include, among others, bottled Frappuccino® beverages, Starbucks DoubleShot® espresso drinks, and Discoveries® chilled cup coffee, as well as Starbucks® superpremium ice creams and Starbuckstm Coffee and Cream Liqueurs, through its joint ventures and marketing and distribution agreements.

Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses, restructuring charges and amounts included in “Interest income and other, net” and “Interest expense” on the consolidated statements of earnings.

The Company’s revenue mix by product type was as follows (in millions):

Fiscal Year Ended	Sep 28, 2008		Sep 30, 2007		Oct 1, 2006

Beverage	$6,663.3	64%	$6,029.1	64%	$5,043.4	65%
Food	1,511.7	15%	1,332.7	14%	1,024.3	13%
Coffee-making equipment and other(1)	1,220.2	12%	1,136.6	12%	918.2	12%
Whole bean coffees	987.8	9%	913.1	10%	801.0	10%

Total	$10,383.0	100%	$9,411.5	100%	$7,786.9	100%

(1)	Other includes royalty and licensing revenues

The tables below represent information by geographic area (in millions):

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Net revenues from external customers:
United States	$8,227.0	$7,678.9	$6,478.1
Other countries	2,156.0	1,732.6	1,308.8

Total	$10,383.0	$9,411.5	$7,786.9

No customer accounts for 10% or more of the Company’s revenues. Revenues are shown based on the geographic location of the customers. Revenues from countries other than the United States consist primarily of revenues from Canada and the UK, which together account for approximately 69% of net revenues from other countries for fiscal 2008.

Fiscal Year Ended	Sep 28, 2008	Sep 30, 2007	Oct 1, 2006

Long-lived assets:
United States	$3,099.9	$2,990.6	$2,446.1
Other countries	824.8	667.9	453.0

Total	$3,924.7	$3,658.5	$2,899.1

Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income represents earnings before “Interest income and other, net,” “Interest expense” and “Income taxes.” Allocations of portions of corporate overhead, interest or income taxes to the segments are not significant. Identifiable assets by segment are those assets used in the Company’s operations in each segment. Unallocated corporate assets include cash and investments, unallocated assets of the corporate headquarters and roasting facilities, deferred taxes and certain other intangibles.

The table below presents information by operating segment for the fiscal years noted (in millions):

				Unallocated
	United States	International	Global CPG	Corporate	Total

Fiscal 2008:
Net Revenues:
Company-operated retail	$6,997.7	$1,774.2	$—	$—	$8,771.9
Specialty:
Licensing	504.2	274.8	392.6	—	1,171.6
Foodservice and other	385.1	54.4	—	—	439.5
Total specialty	889.3	329.2	392.6	—	1,611.1
Total net revenues	7,887.0	2,103.4	392.6	—	10,383.0
Depreciation and amortization	401.7	108.8	—	38.8	549.3
Income (loss) from equity investees	(1.3)	54.2	60.7	—	113.6
Operating income/(loss)	528.1	110.0	205.3	(339.5)	503.9
Earnings/(loss) before income taxes	541.6	119.4	205.3	(406.8)	459.5
Equity method investments	(0.5)	223.6	44.8	—	267.9
Identifiable assets	2,362.9	1,272.7	116.0	1,921.0	5,672.6
Net impairment and disposition losses	275.1	19.0	—	30.9	325.0
Net capital expenditures	534.7	253.6	—	196.2	984.5

Fiscal 2007:
Net Revenues:
Company-operated retail	$6,560.9	$1,437.4	$—	$—	$7,998.3
Specialty:
Licensing	439.1	220.9	366.3	—	1,026.3
Foodservice and other	349.0	37.9	—	—	386.9
Total specialty	788.1	258.8	366.3	—	1,413.2
Total net revenues	7,349.0	1,696.2	366.3	—	9,411.5
Depreciation and amortization	348.2	84.2	0.1	34.7	467.2
Income from equity investees	0.8	45.7	61.5	—	108.0
Operating income/(loss)	1,070.5	137.7	183.6	(337.9)	1,053.9
Earnings/(loss) before income taxes	1,079.7	147.2	183.6	(354.2)	1,056.3
Equity method investments	0.8	196.9	36.8	—	234.5
Identifiable assets	2,454.6	1,116.1	91.6	1,681.6	5,343.9
Net impairment and disposition losses	9.3	15.1	—	1.6	26.0
Net capital expenditures	779.2	189.8	—	111.3	1,080.3

Fiscal 2006:
Net Revenues:
Company-operated retail	$5,495.2	$1,087.9	$—	$—	$6,583.1
Specialty:
Licensing	369.1	186.0	305.5	—	860.6
Foodservice and other	314.2	29.0	—	—	343.2
Total specialty	683.3	215.0	305.5	—	1,203.8
Total net revenues	6,178.5	1,302.9	305.5	—	7,786.9
Depreciation and amortization	284.6	66.8	0.1	35.7	387.2
Income from equity investees	0.2	34.4	59.4	—	94.0
Operating income/(loss)	955.2	108.5	166.9	(336.6)	894.0
Earnings/(loss) before income taxes	957.7	109.5	166.9	(327.8)	906.3
Equity method investments	—	163.6	41.4	—	205.0
Identifiable assets	1,996.3	746.4	94.1	1,592.1	4,428.9
Net impairment and disposition losses	9.4	10.1	—	0.1	19.6
Net capital expenditures	545.1	112.0	0.3	113.8	771.2

Note 19:	Summarized Quarterly Financial Information (unaudited, in millions, except EPS)

	First	Second	Third		Fourth		Total

2008:
Net revenues	$2,767.6	$2,526.0	$2,574.0		$2,515.4		$10,383.0
Operating income/(loss)	333.1	178.2	(21.6	)(1)	14.2	(2)	503.9
Net earnings/(loss)	208.1	108.7	(6.7	)(1)	5.4	(2)	315.5
EPS — diluted	0.28	0.15	(0.01)		0.01		0.43

2007:
Net revenues	$2,355.7	$2,255.6	$2,359.3		$2,440.9		$9,411.5
Operating income	319.7	241.0	245.2		248.0		1,053.9
Net earnings	205.0	150.8	158.3		158.5		672.6
EPS — diluted	0.26	0.19	0.21		0.21		0.87

(1)	Includes pretax restructuring charges of $167.7 million.

(2)	Includes pretax restructuring charges of $99.2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 28, 2008 and September 30, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of September 28, 2008 and September 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 1, 2006, the Company changed its method of accounting for conditional asset retirement obligations upon adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
November 24, 2008

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

During the fourth quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (September 28, 2008).

During the fourth quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-K.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 28, 2008.

The Company’s internal control over financial reporting as of September 28, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended September 28, 2008, of the Company and our report dated November 24, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
November 24, 2008

Item 9B.	Other Information

None.

PART III

As used in this Part III, “Starbucks” and the “Company” mean Starbucks Corporation.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election Of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Committees and Related Matters” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2009 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006;

•	Consolidated Balance Sheets as of September 28, 2008 and September 30, 2007;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006;

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits

The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ Howard Schultz
Howard Schultz
chairman, president and chief executive officer

November 24, 2008

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Howard Schultz and Peter J. Bocian, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 24, 2008.

Signature		Title

By:	/s/ Howard Schultz Howard Schultz	chairman, president and chief executive officer

By:	/s/ Peter J. Bocian Peter J. Bocian	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)

By:	/s/ Barbara Bass Barbara Bass	director

By:	/s/ William W. Bradley William W. Bradley	director

By:	/s/ Mellody Hobson Mellody Hobson	director

By:	/s/ Olden Lee Olden Lee	director

Signature		Title

By:	/s/ James G. Shennan Jr. James G. Shennan Jr.	director

By:	/s/ Javier G. Teruel Javier G. Teruel	director

By:	/s/ Myron E. Ullman III Myron E. Ullman III	director

By:	/s/ Craig E. Weatherup Craig E. Weatherup	director

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

3.1		Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	05/12/06	3.1
3.2		Amended and Restated Bylaws of Starbucks Corporation	8-K	0-20322	11/20/07	3.2
4.1		Form of Indenture	S-3 ASR	333-145572	8/20/07	4.1
4.2		Form of Note for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.2
4.3		Form of Supplemental Indenture for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.3
10	.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994	10-K	0-20322	12/23/03	10.1
10	.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/03	10.2
10.3		Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10.3
10	.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10	.3.1
10	.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through October 1, 2006	10-K	0-20322	12/14/06	10.4
10.5		Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/01	10.5
10	.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective September 19, 2006	8-K	0-20322	9/25/06	10.1
10	.7*	Starbucks Corporation Management Deferred Compensation Plan	S-8	333-65181	10/01/98	4.1
10	.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/99	10.17
10.9		Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/03	10.9
10	.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/03	10.10
10	.11*	Amended and Restated Employment Agreement dated December 16, 2005 between Starbucks Corporation and Howard Behar	8-K	0-20322	12/19/05	10.1
10.12		Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/06	10.12

			Incorporated by Reference
Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

10	.13*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.1
10	.14*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.2
10	.15*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.3
10	.16*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.4
10	.17*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.5
10	.18*	Letter Agreement dated as of February 11, 2005 by and among the Company, the Schultz Irrevocable Trust and the Howard D. Schultz Irrevocable Trust	10-Q	0-20322	02/16/05	10.1
10	.19*	Letter Agreement dated March 30, 2005 between Starbucks Corporation and James L. Donald	8-K/A	0-20322	04/07/05	10.1
10.20		2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.1
10.21		Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.2
10.22		Credit Agreement dated August 12, 2005 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank N.A. and Citibank, N.A., as Co-Documentation Agents, Banc of America Securities LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., as Syndication Agent, and the other Lenders party thereto.	8-K	0-20322	08/15/05	10.1
10.23		Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/07	10	.1.1
10.24		Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/07	10	.1.2

			Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10	.25*	Letter Agreement dated April 2, 2007 between Starbucks Corporation and Peter J. Bocian	8-K	0-20322	4/3/07	10.1
10	.26*	Letter Agreement dated July 16, 2007 between Starbucks Corporation and Martin Coles	8-K	0-20322	7/17/07	10.1
10	.27*	Letter Agreement dated July 16, 2007 between Starbucks Corporation and James C. Alling	8-K	0-20322	7/17/07	10.2
10	.28*	Letter Agreement dated February 19, 2008 between Starbucks Corporation and Arthur Rubinfeld	10-Q	0-20322	05/08/08	10.1
10	.29*	Letter Agreement dated January 10, 2008 between Starbucks Corporation and Chet Kuchinad	10-Q	0-20322	05/08/08	10.2
10	.30*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	05/08/08	10.3
10	.31*	Separation Agreement and Release dated January 7, 2008 between Starbucks Corporation and James L. Donald	10-Q	0-20322	05/08/08	10.4
10	.32*	Separation Agreement and Release dated March 3, 2008 between Starbucks Corporation and Launi Skinner	10-Q	0-20322	05/08/08	10.5
10	.33*	Separation Agreement and Release dated July 29, 2008 between Starbucks Corporation and James C. Alling					X
10.34		Amendment No. 4 to Credit Agreement dated October 31, 2008, among Starbucks Corporation, Bank of America, N.A., as Administrative Agent and the Lenders party thereto	8-K	0-20322	10/31/08	10.1
10	.35*	Time Vested Restricted Stock Unit Agreement (US) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.1
10	.36*	Time Vested Restricted Stock Unit Agreement (International) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.2
10	.37*	Performance Based Restricted Stock Unit Agreement under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.3
12		Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X
21		Subsidiaries of Starbucks Corporation	—	—	—	—	X
23		Consent of Independent Registered Public Accounting Firm	—	—	—	—	X

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—		X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—		X
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—		X

*	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors or executive officers may participate. Pike Place is a trademark of the Pike Place Market PDA, used under license.