Form 10-Q
period 2008-12-28
STARBUCKS CORP
filed 2009-02-04
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of February 2, 2009

Common Stock, par value $0.001 per share	734.6 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 28, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except earnings per share)
(unaudited)

	13 Weeks Ended
	Dec 28,	Dec 30,
	2008	2007
Net revenues:
Company-operated retail	$2,176.2	$2,351.5
Specialty:
Licensing	334.3	304.8
Foodservice and other	104.7	111.3

Total specialty	439.0	416.1

Total net revenues	2,615.2	2,767.6

Cost of sales including occupancy costs	1,196.8	1,186.0
Store operating expenses	936.6	927.3
Other operating expenses	72.6	85.7
Depreciation and amortization expenses	134.3	133.2
General and administrative expenses	105.2	125.9
Restructuring charges	75.5	—

Total operating expenses	2,521.0	2,458.1
Income from equity investees	23.5	23.6

Operating income	117.7	333.1

Interest income and other, net	(6.4)	10.7
Interest expense	(13.0)	(17.1)

Earnings before income taxes	98.3	326.7
Income taxes	34.0	118.6

Net earnings	$64.3	$208.1

Net earnings per common share — basic	$0.09	$0.28
Net earnings per common share — diluted	$0.09	$0.28
Weighted average shares outstanding:
Basic	736.3	731.6
Diluted	739.1	744.9
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 28,	Sep 28,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$356.8	$269.8
Short-term investments – available-for-sale securities	3.0	3.0
Short-term investments – trading securities	35.7	49.5
Accounts receivable, net	332.0	329.5
Inventories	590.4	692.8
Prepaid expenses and other current assets	159.7	169.2
Deferred income taxes, net	216.3	234.2

Total current assets	1,693.9	1,748.0
Long-term investments – available-for-sale securities	80.0	71.4
Equity and cost investments	311.1	302.6
Property, plant and equipment, net	2,822.5	2,956.4
Other assets	294.2	261.1
Other intangible assets	66.8	66.6
Goodwill	261.9	266.5

TOTAL ASSETS	$5,530.4	$5,672.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$290.2	$713.0
Accounts payable	268.6	324.9
Accrued compensation and related costs	251.5	253.6
Accrued occupancy costs	124.9	136.1
Accrued taxes	112.3	76.1
Insurance reserves	145.3	152.5
Other accrued expenses	161.3	164.4
Deferred revenue	598.3	368.4
Current portion of long-term debt	0.6	0.7

Total current liabilities	1,953.0	2,189.7
Long-term debt	549.5	549.6
Other long-term liabilities	443.3	442.4

Total liabilities	2,945.8	3,181.7
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 738.0 and 735.5 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in-capital	32.9	—
Other additional paid-in-capital	39.4	39.4
Retained earnings	2,466.7	2,402.4
Accumulated other comprehensive income	44.9	48.4

Total shareholders’ equity	2,584.6	2,490.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,530.4	$5,672.6

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	13 Weeks Ended
	Dec 28,	Dec 30,
	2008	2007
OPERATING ACTIVITIES:
Net earnings	$64.3	$208.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	141.0	139.9
Provision for impairments and asset disposals	65.3	4.9
Deferred income taxes, net	(1.9)	(22.1)
Equity in income of investees	(17.0)	(11.0)
Distributions of income from equity investees	16.1	9.2
Stock-based compensation	22.3	24.3
Tax benefit from exercise of stock options	0.3	1.1
Excess tax benefit from exercise of stock options	(5.6)	(3.0)
Other	14.1	(0.1)
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	99.1	111.9
Accounts payable	(41.8)	(42.6)
Accrued taxes	42.1	124.6
Deferred revenue	233.6	215.6
Other operating assets and liabilities	61.6	46.8

Net cash provided by operating activities	693.5	807.6
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(5.2)	(41.9)
Sale of available-for-sale securities	—	33.8
Net purchases of equity, other investments and other assets	(5.3)	(2.1)
Net additions to property, plant and equipment	(172.6)	(263.6)

Net cash used by investing activities	(183.1)	(273.8)
FINANCING ACTIVITIES:
Repayments of commercial paper	(16,474.3)	(21,910.3)
Proceeds from issuance of commercial paper	16,201.4	21,729.5
Repayments of short-term borrowings	(512.0)	—
Proceeds from short-term borrowings	362.0	—
Proceeds from issuance of common stock	7.6	21.6
Excess tax benefit from exercise of stock options	5.6	3.0
Principal payments on long term debt	(0.2)	(0.2)
Repurchase of common stock	—	(311.3)
Other	(0.5)	—

Net cash used by financing activities	(410.4)	(467.7)
Effect of exchange rate changes on cash and cash equivalents	(13.0)	1.9

Net increase in cash and cash equivalents	87.0	68.0
CASH AND CASH EQUIVALENTS:
Beginning of period	269.8	281.3

End of period	$356.8	$349.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net repayments of short-term borrowings for the period	$(422.9)	$(180.8)
Cash paid during the period for:
Interest, net of capitalized interest	$4.3	$8.6
Income taxes	5.3	16.4
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended December 28, 2008
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 28, 2008, and for the 13-week periods ended December 28, 2008 and December 30, 2007, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week periods ended December 28, 2008 and December 30, 2007 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
The financial information as of September 28, 2008 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended September 28, 2008 (“fiscal 2008”), included in Item 8 in the Fiscal 2008 Annual Report on Form 10-K (the “10-K”). The information included in this Quarterly Report on Form 10-Q (the “10-Q”) should be read in conjunction with management’s discussion and analysis and notes to the financial statements in the 10-K.
The results of operations for the 13-week period ended December 28, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2009 (“fiscal 2009”).
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Starbucks adopted SFAS 157 for its financial assets and liabilities effective September 29, 2008 (see Note 4 for additional disclosures). As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for Starbucks first fiscal quarter of 2010. The Company continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Starbucks adopted SFAS 159 effective September 29, 2008 and did not elect to measure any of its existing financial instruments or other items at fair value.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that adoption of SFAS 160 may have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 will be effective for Starbucks second fiscal quarter of 2009.

Note 2: Restructuring Charges
In the first quarter of fiscal 2009, Starbucks continued to execute the restructuring efforts that it began in fiscal 2008. Most significantly, Starbucks continued to close stores from the group of approximately 600 underperforming US Company-operated stores announced for closure in July 2008. The total amount of restructuring costs recognized in the first quarter was $75.5 million, and additional lease exit costs are expected to be recognized throughout the balance of fiscal 2009 as the Company closes the remainder of the approximately 600 stores.
US Store Closures — Throughout the first quarter of fiscal 2009, the Company continued to execute on its decision to close approximately 600 underperforming Company-operated stores in the US market, as announced in July 2008. The Company closed 179 of these stores during the quarter, bringing the total number of US closures under this restructuring effort to 384 stores to date. As a result of the store closures, the Company recognized $53.7 million of restructuring charges in the quarter. The Company expects to complete the remainder of these closures by the end of fiscal 2009, and recognize the remaining lease exit costs during that time.
Australia Store Closures — During the first quarter of fiscal 2009, the Company continued to negotiate lease termination agreements with landlords in its Australia market where 61 underperforming Company-operated stores had been closed in August 2008 as part of a market-specific restructuring effort. A total of $2.0 million in restructuring charges were recognized in the quarter. At the end of the first quarter of fiscal 2009, leases for two closed store locations remained yet to be terminated with the landlords.
Rationalization of the Non-store Organization — During the first quarter of fiscal 2009, Starbucks recognized an $18.0 million valuation adjustment on corporate office facilities that were no longer occupied or intended to be occupied by the Company.
Restructuring charges by type and a reconciliation of the associated accrued liability were as follows (in millions):

	Lease Exit		Employee
	and Other	Asset	Termination
	Related Costs	Impairments	Costs	Total
Total expected costs	$ 161.7	$ 234.0	$ 20.0	$ 415.7
Expenses recognized in Q1 fiscal 2009 (1)	40.6	32.4	2.5	75.5
Costs incurred in Q1 fiscal 2009 (1)	26.1	32.4	2.5	61.0
Costs incurred to date	88.7	234.0	20.0	342.7

Accrued liability as of September 28, 2008	$ 48.0	$ —	$ 5.4	$ 53.4
Costs incurred in Q1 fiscal 2009, excluding non-cash charges and credits (2)	34.9	—	2.5	37.4
Cash payments in Q1 fiscal 2009	(40.9)	—	(2.5)	(43.4)

Accrued liability as of December 28, 2008	$ 42.0	$ —	$ 5.4	$ 47.4

Restructuring charges by reportable segment were as follows (in millions):

			Unallocated
	US	International	Corporate	Total
Total expected costs	$ 337.9	$ 21.3	$ 56.5	$ 415.7
Expenses recognized in Q1 fiscal 2009 (1)	54.4	2.0	19.1	75.5
Costs incurred in Q1 fiscal 2009 (1)	39.9	2.0	19.1	61.0
Costs incurred to date	265.6	21.2	55.9	342.7

(1)
The difference between expenses recognized and costs incurred within the quarter is due to a number of termination agreements that were finalized in one quarter for store closures to occur in a subsequent quarter. Such termination fees are amortized on a straight-line basis from the date of the termination agreement to the date of closure.

(2)	Non-cash charges and credits for “Lease Exit and Other Related Costs” represent deferred rent balances recognized as expense credits at the cease-use date.
Subsequent Event
On January 28, 2009, Starbucks announced additional actions designed to address the continuing difficult global operating environment. The planned actions include closing approximately 300 additional underperforming Company-operated stores, approximately 200 in the

US and the remainder in international markets. These stores are in addition to the approximately 600 US and 61 Australian market store closures announced in July 2008. The majority of these additional store closures are expected to occur during the remainder of fiscal 2009. The Company anticipates that the store closures, combined with reduced new store openings for fiscal 2009 and planned labor efficiency initiatives, could result in a reduction of as many as 6,000 store positions over the course of fiscal 2009. Additionally, the Company plans a global workforce reduction that will result in approximately 700 non-store partners being separated from the Company. The aggregate pre-tax charges associated with the additional store closures and headcount reductions are currently estimated to be up to approximately $230 million, the majority of which are currently expected to be recognized over the balance of fiscal 2009.
Note 3: Derivative Financial Instruments
Cash Flow Hedges
The Company had accumulated net derivative gains of $8.0 million, net of taxes, in other comprehensive income as of December 28, 2008, related to cash flow hedges. Of this amount, $0.7 million of net derivative gains pertains to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. No cash flow hedges were discontinued and no significant ineffectiveness was recognized during the 13 week periods ended December 28, 2008 and December 30, 2007. Outstanding contracts will expire within 45 months.
Net Investment Hedges
The Company had accumulated net derivative losses of $15.4 million, net of taxes, in other comprehensive income as of December 28, 2008, related to net investment derivative hedges. Outstanding contracts expire within 26 months.
Other Comprehensive Income – Cash Flow Hedges and Net Investment Hedges
The following table presents the net gains and losses reclassified from other comprehensive income into the consolidated statements of earnings during the fiscal periods indicated for cash flow and net investment hedges (in millions):

	13 Weeks Ended
	Dec 28,	Dec 30,
	2008	2007
Cash flow hedges:
Reclassified losses into total net revenues	$(0.8)	$(0.6)
Reclassified gains/(losses) into cost of sales	1.0	(2.3)
Reclassified losses into interest expense	(0.2)	(0.2)

Net reclassified losses — cash flow hedges	—	(3.1)
Net investment hedges:
Reclassified gains into interest income and other, net	2.8	1.2

Total	$2.8	$(1.9)

Other Derivatives
The Company enters into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes to mitigate the translation risk of certain balance sheet items. For the 13-week periods ended December 28, 2008 and December 30, 2007, these forward contracts resulted in net gains of $37.8 million and $1.2 million, respectively. These gains were largely offset by the financial impact of translating foreign currency denominated payables and receivables, which are also recognized in “Interest income and other, net.”
Note 4: Fair Value Measurements
The Company adopted SFAS 157 for its financial assets and liabilities effective September 29, 2008, and will adopt SFAS 157 for nonfinancial assets and liabilities in the first fiscal quarter of 2010. The two-step adoption is in accordance with FSP-FAS 157-2, which allows for the delay of the effective date of SFAS 157 for nonfinancial assets and liabilities. The Company continues to evaluate the potential impact of the adoption of SFAS 157 fair value measurements related to its property, plant and equipment, goodwill and other intangible assets.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:
●	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the financial assets and liabilities measured at fair value on a recurring basis at December 28, 2008 (in millions):

	Dec 28,
	2008	Level 1	Level 2	Level 3
Assets:
Trading securities	$35.7	$35.7	$—	$—
Available-for-sale securities	83.0	—	20.4	62.6
Derivatives	50.1	—	50.1	—

Total	$168.8	$35.7	$70.5	$62.6

Liabilities:
Derivatives	$35.1	$2.0	$33.1	$—
Trading securities include mutual funds and exchange-traded-funds, which the Company holds as an economic hedge against its liability under the Management Deferred Compensation Plan. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, and are thus considered to be Level 1 instruments.
Available-for-sale securities include corporate bonds and auction-rate securities (“ARS”) collateralized by student loans substantially all of which are guaranteed by the United States Department of Education. The Company uses observable direct and indirect inputs for corporate bonds, which are considered Level 2 instruments. Level 3 securities are comprised solely of ARS, all of which are considered to be illiquid due to the auction failures that began in mid-February 2008. The Company values ARS using an internally developed valuation model, whose inputs include interest rate curves, credit and liquidity spreads, and effective maturity.
Derivative assets and liabilities include foreign currency forward contracts and coffee futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative assets and liabilities are coffee futures contracts and are included in Level 1. Derivative assets and liabilities included in Level 2 are over-the-counter currency forward contracts whose fair values are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign exchange rates, forward and spot prices for currencies.
Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table presents the changes in Level 3 instruments measured on a recurring basis for the 13 weeks ended December 28, 2008 (in millions):

Auction-rate Securities
Beginning balance, September 28, 2008	$59.8
Total reduction in unrealized losses included in other comprehensive income	2.8
Purchases, issuances, and settlements	—
Transfers in (out) of Level 3	—

Ending balance, December 28, 2008	$62.6

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company measures certain financial assets, including its cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the 13 weeks ended December 28, 2008, the Company did not record any other-than-temporary impairments for these financial assets.
Note 5: Inventories
Inventories consisted of the following (in millions):

	Dec 28,	Sep 28,	Dec 30,
	2008	2008	2007
Coffee:
Unroasted	$ 310.1	$ 377.7	$ 279.4
Roasted	86.9	89.6	81.7
Other merchandise held for sale	96.9	120.6	138.2
Packaging and other supplies	96.5	104.9	81.6

Total	$ 590.4	$ 692.8	$ 580.9

As of December 28, 2008, the Company had committed to purchasing green coffee totaling $506 million under fixed-price contracts and an estimated $56 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

Fiscal Year Ended	Dec 28, 2008	Sep 28, 2008

Land	$ 57.0	$ 59.1
Buildings	249.0	217.7
Leasehold improvements	3,278.8	3,363.1
Store equipment	1,055.2	1,045.3
Roasting equipment	222.6	220.7
Furniture, fixtures and other	626.7	517.8
Work in progress	145.6	293.6

	5,634.9	5,717.3
Less accumulated depreciation and amortization	(2,812.4)	(2,760.9)

Property, plant and equipment, net	$ 2,822.5	$ 2,956.4

Note 7: Debt
The Company’s debt consisted of the following (in millions):

	Dec 28,	Sep 28,
	2008	2008
Commercial paper program (weighted average interest rate of 2.3% and 3.4%, respectively)	$ 140.2	$ 413.0
Revolving credit facility (weighted average interest rate of 3.3% and 3.5%, respectively)	150.0	300.0
Current portion of long-term debt	0.6	0.7

Short-term debt	290.8	713.7

6.25% Senior Notes (due Aug 2017)	549.2	549.2
Other long-term debt	0.3	0.4

Long-term debt	549.5	549.6

Total debt	$ 840.3	$ 1,263.3

The estimated fair value of Starbucks $550 million of 6.25% Senior Notes was approximately $519 million as of December 28, 2008.

Note 8: Other Long-term Liabilities
The Company’s other long-term liabilities consisted of the following (in millions):

	Dec 28,	Sep 28,
	2008	2008
Deferred rent	$292.0	$303.9
Unrecognized tax benefits	63.7	60.4
Asset retirement obligations	42.3	44.6
Minority interest	18.3	18.3
Other	27.0	15.2

Total	$443.3	$442.4

Note 9:  Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at December 28, 2008.
Share repurchase activity under the Company’s publicly announced plans was as follows (in millions, except for average price data):

	13 Weeks Ended
	Dec 28, 2008	Dec 30, 2007

Number of shares acquired	—	12.2
Average price per share of acquired shares	$—	$24.12

Total accrual-based cost of acquired shares	$—	$295.3
Total cash-based cost of acquired shares	$—	$311.3
Comprehensive Income
Comprehensive income, net of related tax effects, was as follows (in millions):

	13 Weeks Ended
	Dec 28, 2008	Dec 30, 2007

Net earnings	$ 64.3	$ 208.1
Unrealized holding gains on available-for-sale securities	2.1	—
Unrealized holding gains/(losses) on cash flow hedging instruments	17.6	(0.9)
Unrealized holding losses on net investment hedging instruments	(2.4)	(0.6)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges	(0.4)	1.1

Net unrealized gain/(loss)	16.9	(0.4)
Translation adjustment	(20.4)	10.4

Total comprehensive income	$ 60.8	$ 218.1

The unfavorable translation adjustment change during the 13-week period ended December 28, 2008 of $20.4 million was primarily due to the strengthening of the US dollar against several currencies including the Canadian dollar, euro, and Australian dollar, partially offset by a weakening of the US dollar against the Japanese yen. The favorable translation adjustment change for the 13-week period ended December 30, 2007 of $10.4 million was primarily due to the weakening of the US dollar against the euro, Canadian dollar and Japanese yen.

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	Dec 28, 2008	Sep 30, 2008
Net unrealized losses on available-for-sale securities	$ (2.0)	$ (4.1)
Net unrealized losses on hedging instruments	(7.4)	(22.2)
Translation adjustment	54.3	74.7

Accumulated other comprehensive income	$ 44.9	$ 48.4

Note 10: Employee Stock Plans
The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors and consultants. As of December 28, 2008, there were 18.7 million shares of common stock available for issuance pursuant to future equity-based compensation awards. The Company also has employee stock purchase plans (“ESPP”).
The following table presents total stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	13 Weeks Ended
	Dec 28, 2008	Dec 30, 2007
Stock option expense	$ 16.4	$ 21.1
RSU expense	3.4	—
ESPP expense	2.5	3.2

Total stock-based compensation expense	$ 22.3	$ 24.3

Options
The following table presents the weighted average assumptions used to value stock options granted during the period, along with the related weighted average grant price for the 13-week periods ended December 28, 2008 and December 30, 2007:

	13 Weeks Ended
	Dec 28, 2008	Dec 30, 2007
Expected term (in years)	4.9	4.8
Expected stock price volatility	44.4%	29.0%
Risk-free interest rate	2.2%	3.5%
Expected dividend yield	0.0%	0.0%

Weighted average grant price	$ 8.65	$ 22.88
Estimated fair value per option granted	$ 3.49	$ 7.10
The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The following table summarizes all stock option transactions from September 29, 2008 through December 28, 2008 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value
Outstanding, September 28, 2008	63.0	$20.96	5.7	$114.9
Granted	28.8	8.65
Exercised	(3.7)	5.51
Forfeited/Cancelled	(2.9)	23.92

Outstanding, December 28, 2008	85.2	17.35	7.1	32.0

Exercisable, December 28, 2008	43.2	20.12	4.9	12.3
Vested and expected to vest, December 28, 2008	75.1	17.98	6.8	32.0
The closing market value of the Company’s stock on December 26, 2008 was $9.35. As of December 28, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $117.1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.2 years.
RSUs
The Company has both time-vested and performance-vested RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject solely to the employee’s continuing employment. The Company’s performance-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if the Company achieves target earnings per share for the full fiscal year in the year of award, and the grantee remains employed during the subsequent vesting period. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date. Expense for performance-vested RSUs is recognized when it is probable the performance goal will be achieved.
The following table summarizes all RSU transactions from September 29, 2008 through December 28, 2008 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Number	Grant Date	Remaining	Aggregate
	of	Fair Value	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
Nonvested, September 28, 2008	2.0	$17.36	2.5	$30.5
Granted	3.2	8.68
Vested	—	—
Forfeited/Cancelled	(0.1)	14.17

Nonvested, December 28, 2008	5.1	12.03	2.3	47.7

As of December 28, 2008, total unrecognized stock-based compensation expense related to nonvested RSUs was approximately $52.0 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.1 years.

Note 11: Earnings Per Share
The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	13 Weeks Ended
	Dec 28,	Dec 30,
	2008	2007
Net earnings	$ 64.3	$ 208.1
Weighted average common shares and common stock units outstanding (for basic calculation)	736.3	731.6
Dilutive effect of outstanding common stock options and RSUs	2.8	13.3

Weighted average common and common equivalent shares outstanding (for diluted calculation)	739.1	744.9

EPS — basic	$ 0.09	$ 0.28
EPS — diluted	$ 0.09	$ 0.28
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options and RSUs totaled 62.9 million and 38.1 million for the 13-week periods ended December 28, 2008 and December 30, 2007, respectively.
Note 12: Commitments and Contingencies
Guarantees
The following table presents information on unconditional guarantees as of December 28, 2008 (in millions):

Fair value estimate
	Maximum	Year Guarantee	recorded on
	Exposure	Expires in	Balance Sheet
Japanese yen-denominated bank loans (Starbucks Japan — an unconsolidated equity investee)	$ 4.5	2014	$ — (1)
Borrowings of other unconsolidated equity investees	$ 17.0	2009 to 2012	$ 4.0
(1)
Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheets.

Legal Proceedings
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On February 28, 2008, the court ruled against the Company in the liability phase of the trial and on March 20, 2008 the court ordered the Company to pay approximately $87 million in restitution, plus interest. On December 8, 2008, the Company filed its initial appellate brief with the California Court of Appeals. Starbucks believes that while the adverse ruling by the trial judge in this case makes the possibility of loss somewhat more likely, the Company is only at the very beginning of the appellate process. Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is reasonably possible rather than probable. The Company has not accrued any loss related to this litigation.
On June 30, 2005, three individuals, Erik Lords, Hon Yeung, and Donald Brown filed a lawsuit in Orange County Superior Court, California. The lawsuit alleges that the Company violated the California Labor Code section 432.8 by asking job applicants to disclose at the time of application convictions for marijuana related offenses more than two years old. Plaintiffs also seek attorneys’ fees and costs. On November 1, 2007, the Court issued an order certifying the case as a class action, with the plaintiffs representing a class of all persons who have applied for employment with Starbucks Coffee Company in California since June 23, 2004 who cannot claim damages in excess of $200. On November 15, 2007, the court denied the Company’s motion for summary judgment. Starbucks appealed the denial of its motion for summary judgment and the California Court of Appeals issued a ruling on December 10, 2008 instructing the trial judge to enter summary judgment against plaintiffs. The plaintiffs have appealed the appellate court’s decision to the California Supreme Court. The Company believes its employment application complies with California law, and the Company intends to continue vigorously defending the lawsuit.
The Company is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.
Note 13: Segment Reporting
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate (1)	Total
December 28, 2008
Company-operated retail revenues	$ 1,761.8	$ 414.4	$ —	$ —	$ 2,176.2
Licensing revenues	150.9	69.1	114.3	—	334.3
Foodservice and other revenues	92.5	12.2	—	—	104.7
Total net revenues	2,005.2	495.7	114.3	—	2,615.2
Depreciation and amortization	97.4	25.4	—	11.5	134.3
Income from equity investees	0.5	11.9	11.1	—	23.5
Operating income/(loss)	134.0	12.9	51.5	(80.7)	117.7
Earnings/(loss) before income taxes	140.7	5.6	51.5	(99.5)	98.3
Net impairment and disposition losses	30.9	16.4	—	18.0	65.3
December 30, 2007
Company-operated retail revenues	$ 1,890.3	$ 461.2	$ —	$ —	$ 2,351.5
Licensing revenues	137.9	66.3	100.6	—	304.8
Foodservice and other revenues	98.0	13.3	—	—	111.3
Total net revenues	2,126.2	540.8	100.6	—	2,767.6
Depreciation and amortization	98.4	25.7	—	9.1	133.2
Income from equity investees	0.4	12.1	11.1	—	23.6
Operating income/(loss)	310.9	54.1	50.6	(82.5)	333.1
Earnings/(loss) before income taxes	317.9	58.2	50.6	(100.0)	326.7
Net impairment and disposition losses	3.7	1.2	—	—	4.9
(1)
Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses, restructuring charges, and amounts included in “Interest income and other, net” and “Interest expense” on the consolidated statements of earnings.

Note 14: Subsequent Events
See Note 2 “Subsequent Event.”
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of the Company’s restructuring and other initiatives and charges, expenses and potential cost savings relating thereto, liquidity, other financial results, capital expenditures, anticipated store openings and closings, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful implementation of the Company’s transformation strategy, restructuring and other initiatives, successful execution of internal performance and expansion plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in Part I Item IA. “Risk Factors” in the Company’s 10-K.
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
This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K.
General
Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of store closures.
Management Overview
Fiscal 2009 – First Quarter in Review
In the first quarter of fiscal 2009, Starbucks continued to see an accelerated weakening in the business environment and global economy, including historic lows in consumer confidence. Like many retailers in this difficult environment, Starbucks experienced further declines in comparable store sales in both its US and International stores during the quarter. Consolidated comparable store sales declined by 9% for the first quarter of fiscal 2009, with comparable store sales declines of 10% in the US and 3% in International for the period. Management believes that the negative comparable store sales are in large part a result of the ongoing global economic crisis and its effects on consumers’ discretionary spending, although other factors within the Company’s control, such as the historical pace of store openings and store level execution, have also impacted the Company’s recent performance.

Starbucks business is highly sensitive to increases and decreases in customer traffic. Increased customer visits create sales leverage, meaning that fixed expenses, such as occupancy costs, are spread across a greater revenue base, thereby improving operating margins. But the reverse is also true — sales de-leveraging creates downward pressure on margins. The softness in Company-operated retail revenues during the first fiscal quarter of 2009 impacted nearly all consolidated and segment operating expense line items when viewed as a percentage of sales.
In the first quarter of fiscal 2009, Starbucks continued to execute the restructuring efforts that it began in fiscal 2008, to position the Company for long-term profitable growth given the ongoing challenging economic environment. Most significantly, Starbucks continued to close stores in the group of approximately 600 underperforming US Company-operated stores identified for closure in July 2008. Given the continued weakening global consumer environment, Starbucks is striving for more efficient operations and a lower cost structure while preserving the fundamental strengths and values of the brand. The Company’s solid balance sheet, strong cash flow generation, and healthy liquidity provide it the financial flexibility to make difficult decisions management believes are in the best long-term interest of the business.
As a result of the worsening economy and decreased customer traffic, as well as the costs associated with the store closures, the Company’s first quarter 2009 results were negatively impacted in the following ways:
•
Consolidated operating income was $117.7 million for the first quarter in fiscal 2009 compared to $333.1 million in the prior year, and operating margin was 4.5% compared with 12.0% in the prior year. Approximately 290 basis points of the decrease in operating margin was a result of restructuring charges, the large majority of which related to the US store closures. Softness in revenues along with higher cost of sales including occupancy costs and store operating expenses were also significant drivers in the margin decline.

•	EPS for the first quarter in fiscal 2009 was $0.09, compared to EPS of $0.28 earned in the prior year. Restructuring charges impacted EPS by approximately $0.06 per share in the first quarter.

•
For the first quarter of fiscal 2009, cash flow from operations was $694 million, compared with $808 million in the same period in fiscal 2008, while capital expenditures for the first quarter of fiscal 2009 declined to $173 million versus $264 million for the previous year period. Available operating cash flows were primarily used to reduce short-term debt during the quarter to $290 million, down from $713 million at the beginning of the quarter.

Recent Developments and the View Ahead
Because of the ongoing difficult operating environment, the Company announced on January 28, 2009 plans to close additional underperforming Company-operated stores and rationalize the non-retail support organization, and initiate additional cost reduction actions to those announced in December 2008. Of the approximately 300 additional Company-operated stores targeted for closure, approximately 200 are in the US with the remainder in international markets. These stores are in addition to the approximately 600 US and 61 Australian market store closures announced in July 2008. The majority of the new store closures are expected to occur during the remainder of fiscal 2009.
To align the Company’s non-retail support organization with the current operating environment, Starbucks plans a global workforce reduction that will result in approximately 700 non-store partners (employees) being separated from the Company in the US and internationally. The aggregate pre-tax charges associated with the additional store closures and related store and non-retail support organization headcount reductions are estimated to be up to approximately $230 million, and the majority of the expense is currently expected to be recognized over the balance of fiscal 2009.
Also, Starbucks has further reduced its new store openings target for fiscal 2009 and capital expenditures for fiscal 2009 are now expected to be approximately $600 million, a 14 percent reduction from the Company’s previous estimate of $700 million and approximately 40% lower than fiscal 2008 capital expenditures of $985 million. The Company currently estimates that the store base will grow by approximately 100 new stores in fiscal 2009, on a beginning base of 16,680 total Company-operated and licensed stores.
These cost reduction initiatives, combined with $400 million in targeted cost savings announced in early December, increase Starbucks fiscal 2009 cost reduction target to $500 million. This target consists of anticipated savings resulting from store closures, reduction of support staff and infrastructure, supply chain efficiencies, store operations improvements and various other initiatives across the business.
Results of Operations for the 13 Weeks Ended December 28, 2008 and December 30, 2007
Consolidated results of operations (in millions):

	Dec 28,	Dec 30,		Dec 28,	Dec 30,
13 Weeks Ended	2008	2007	% Change	2008	2007
				% of Total
				Net Revenues
STATEMENTS OF EARNINGS DATA
Net revenues:
Company-operated retail	$2,176.2	$2,351.5	(7.5)%	83.2%	85.0%
Specialty:
Licensing	334.3	304.8	9.7	12.8	11.0
Foodservice and other	104.7	111.3	(5.9)	4.0	4.0

Total specialty	439.0	416.1	5.5	16.8	15.0

Total net revenues	$2,615.2	$2,767.6	(5.5)%	100.0%	100.0%
Starbucks derived 83% of total net revenues from its Company-operated retail stores during the 13 weeks ended December 28, 2008. The US segment contributed approximately 77% of total net revenues. The decrease in consolidated net revenues in the first quarter 2009 was driven by a decrease in consolidated comparable store sales of 9%. For the quarter, US total net revenues decreased by $121 million, or 6 percent, to $2.0 billion, mainly due to decreased revenues from Company-operated retail stores. US comparable stores sales declined 10%, due to both a decrease in the volume of transactions and in the average value per transaction. International total net revenues contracted 8 percent, or $45.1 million, to $495.7 million for the 13 weeks ended December 28, 2008 compared to the same period last year, primarily due to the stronger US dollar relative to the British pound and Canadian dollar. Also contributing to the decrease in international revenues was continued weakness in the UK and Canada markets, both of which posted negative comparable store sales for the quarter.
The Company derived the remaining 17% of total net revenues from licensing and foodservice channels outside the Company-operated retail stores, collectively known as specialty operations.
Licensing revenues, which are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations, increased for the 13 weeks ended December 28, 2008 compared to the corresponding period of fiscal 2008. The increase was primarily due to higher product sales and royalty revenues in the US and International segments from the opening of 853 new licensed stores in the last 12 months, and an increase in CPG revenues due primarily to increased sales of packaged coffee and tea in the US.

	Dec 28,	Dec 30,		Dec 28,	Dec 30,
13 Weeks Ended	2008	2007	% Change	2008	2007
				% of Total
				Net Revenues
Cost of sales including occupancy costs	$1,196.8	$1,186.0	0.9%	45.8%	42.9%
Store operating expenses(1)	936.6	927.3	1.0	35.8	33.5
Other operating expenses(2)	72.6	85.7	(15.3)	2.8	3.1
Depreciation and amortization expenses	134.3	133.2	0.8	5.1	4.8
General and administrative expenses	105.2	125.9	(16.4)	4.0	4.5
Restructuring charges	75.5	—	nm	2.9	—

Total operating expenses	2,521.0	2,458.1	2.6	96.4	88.8
Income from equity investees	23.5	23.6	(0.4)	0.9	0.9

Operating income	$117.7	$333.1	(64.7)%	4.5%	12.0%

(1)	As a percentage of related Company-operated retail revenues, store operating expenses were 43.0% and 39.4% for the quarters ended December 28, 2008 and December 30, 2007, respectively.

(2)	As a percentage of related total specialty revenues, other operating expenses were 16.5% and 20.6% for the quarters ended December 28, 2008 and December 30, 2007, respectively.
As discussed in the Management Overview section above, many of the Company’s operating expenses are fixed in nature. As a result, the softness in revenues during first quarter of fiscal 2009 impacted nearly all consolidated as well as US and International segment operating expense line items when viewed as a percentage of sales, and similarly pressured operating margins in the US and International operating segments.
Cost of sales including occupancy costs increased primarily as a result of higher coffee usage due to new quality standards, which began in the second quarter of fiscal 2008, and increased coffee commodity costs. Higher distribution costs and higher beverage costs as a result of new product innovations also contributed to the increase.
Store operating expenses as a percentage of Company-operated retail revenues increased primarily due to higher payroll expenditures as a percentage of revenues and costs for the Company’s North America leadership conference held in New Orleans in October 2008. In addition, $23 million in store impairment charges were recorded compared to $4 million in the prior year period, with the increase due mostly to impairments in the UK market. Partially offsetting these increases were savings from reduced headcount in the regional overhead support organization.
General and administrative expenses as a percentage of total revenues improved primarily due to lower payroll-related expenses, due in part to the reduction in headcount as a result of the decision in July 2008 to eliminate approximately 1,000 open and filled positions in its leadership structure and its non-store organization.
Restructuring charges include lease exit and other costs associated with the plan announced in July 2008 to close approximately 600 Company-operated US stores. Of these, a total of 384 stores have been closed as of the end of the first quarter of fiscal 2009. The remaining store closures in this initial targeted group are expected to occur by the end of fiscal 2009, and the related lease exit costs are expected to be recognized during that time frame. See Note 2 for further discussion.
Operating margin compression was primarily due to softer revenues and the restructuring charges recognized in the first quarter of fiscal 2009.

	Dec 28,	Dec 30,		Dec 28,	Dec 30,
13 Weeks Ended	2008	2007	% Change	2008	2007
				% of Total
				Net Revenues
Operating income	$117.7	$333.1	(64.7)%	4.5%	12.0%
Interest income and other, net	(6.4)	10.7	nm	(0.2)	0.4
Interest expense	(13.0)	(17.1)	(24.0)	(0.5)	(0.6)

Earnings before income taxes	98.3	326.7	(69.9)	3.8	11.8
Income taxes	34.0	118.6	(71.3)	1.3	4.3

Net earnings	$64.3	$208.1	(69.1)%	2.5%	7.5%

Interest income and other, net, decreased primarily due to unrealized holding losses on the Company’s trading securities portfolio which approximates a portion of the Company’s liability under its Management Deferred Compensation Plan (“MDCP”). The MDCP liability also increases and decreases with changes in investment performance, with this offsetting impact recorded in “General and administrative expenses” on the consolidated statements of earnings. Interest expense decreased due to a lower average balance of short-term borrowings during the first fiscal quarter of 2009 compared to the prior year period, and to a lower average short-term borrowing rate compared to the first quarter of fiscal 2008.
Income taxes for the first quarter of fiscal 2009 resulted in an effective tax rate of 34.6% compared to 36.3% for the same quarter in fiscal 2008. The lower rate is due to the higher proportion of income earned in foreign jurisdictions which have lower tax rates, as well as an increase in the effect of the domestic manufacturing deduction for manufacturing activities in the US, due to the lower level of pretax earnings in the first quarter of fiscal 2009 compared to the prior year.
Operating Segments
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment (in millions):
United States

	Dec 28,	Dec 30,		Dec 28,	Dec 30,
13 Weeks Ended	2008	2007	% Change	2008	2007
				As a % of US
				Total Net Revenues
Total net revenues	$2,005.2	$2,126.2	(5.7)%
Total operating expenses	$1,871.7	$1,815.7	3.1%	93.3%	85.4%

Operating income	$134.0	$310.9	(56.9)%	6.7%	14.6%
Total net revenues decreased due to decreased retail revenues, partially offset by an increase in specialty revenues. Company-operated retail revenues decreased primarily due to a 10% decline in comparable store sales, partially offset by the addition of 51 new stores in the past 12 months. The Company-operated retail business continued to experience deteriorating trends in transactions and ticket value during the quarter, largely driven by the US economic downturn. Licensing revenues increased primarily due to higher product sales and royalty revenues as a result of the net opening of 318 new licensed retail stores in the last 12 months.
Operating margin contracted primarily due to sales de-leveraging from softer revenues due to both weak traffic and a lower average ticket, and restructuring charges of $54.4 million recorded during the quarter. The operating margin was also impacted by higher cost of sales including occupancy costs resulting primarily from higher coffee and distribution costs, and higher store operating expenses due in part to the cost of the Company’s North America leadership conference held in New Orleans in October 2008. Restructuring charges during the quarter include the lease exit and other costs associated with the plan announced in July 2008 to close approximately 600 Company-operated stores.

International

	Dec 28,	Dec 30,		Dec 28,	Dec 30,
13 Weeks Ended	2008	2007	% Change	2008	2007
				As a % of
				International
				Total Net Revenues
Total net revenues	$495.7	$540.8	(8.3)%
Total operating expenses	$494.7	$498.8	(0.8)%	99.8%	92.2%
Operating income	$12.9	$54.1	(76.2)%	2.6%	10.0%
Total net revenues decreased due to lower retail revenues. Company-operated retail revenue decreased due to the strengthening of the US dollar against the British pound and the Canadian dollar, and a 3% decline in comparable store sales, driven largely by the weakening economic environment in Canada and the UK.
Operating margin contracted primarily due to higher store operating expenses due to increased store impairment charges and higher cost of sales including occupancy costs, due in part to higher coffee and distribution costs. Sales de-leveraging from softer revenues due to both weak traffic and a lower average ticket also contributed to the contraction.
Global Consumer Products Group

	Dec 28,	Dec 30,		Dec 28,	Dec 30,
13 Weeks Ended	2008	2007	% Change	2008	2007
				As a % of CPG
				Total Net Revenues
Total specialty revenues	$114.3	$100.6	13.6%
Total operating expenses	$73.9	$61.1	20.9%	64.7%	60.7%
Operating income	$51.5	$50.6	1.8%	45.1%	50.3%
Total specialty revenues increased primarily due to increased sales of US packaged coffee to the Company’s distributor and higher royalties and product sales in the international ready-to-drink business.
Contraction of operating margin was primarily due to higher coffee commodity costs, and a revenue mix shift more weighted toward the initial sale of coffee to the Company’s distributor and less toward profit-sharing revenues earned on the distributor’s sales to retailers.
Unallocated Corporate

	Dec 28,	Dec 30,		Dec 28,	Dec 30,
13 Weeks Ended	2008	2007	% Change	2008	2007
				As a % of Total Net
				Revenues
Operating loss	$(80.7)	$(82.5)	(2.2)%	(3.1)%	(3.0)%
Total unallocated corporate expenses remained relatively flat due to lower salaries and benefits expense and lower professional fees, partially offset by restructuring charges incurred for corporate office facilities that were no longer occupied or intended to be occupied by the Company due to the reduction in positions within Starbucks leadership structure and non-store organization.
Financial Condition and Liquidity
The Company’s existing cash and liquid investments were $395.5 million and $322.3 million as of December 28, 2008 and September 28, 2008, respectively.
The Company manages the balance of its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings.

Included in the cash and liquid investment balances are the following:
•
A portfolio of unrestricted trading securities, designed to hedge the Company’s liability under its MDCP. The value of this portfolio was $35.7 million and $49.5 million as of December 28, 2008 and September 28, 2008, respectively. The decrease was primarily driven by declines in market values of the underlying equity funds.

•
Unrestricted cash and liquid securities held within the Company’s wholly owned captive insurance company to fund claim payouts. The value of these unrestricted cash and liquid securities was approximately $28.1 million and $35.6 million as of December 28, 2008 and September 28, 2008, respectively.

As described in more detail in Note 4 to the 10-Q, as of December 28, 2008, the Company had $83.0 million invested in available-for-sale securities, consisting primarily of auction rate securities. While the ongoing auction failures will limit the liquidity of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.
Credit rating agencies currently rate the Company’s borrowings as follows:

Description	Standard & Poor’s	Moody’s
Short-term debt	A-2	P-2
Senior unsecured long term debt	BBB	Baa2
Outlook	Stable	Negative
On January 29, 2009, Moody’s Investors Service placed the Company’s Baa2 senior unsecured long-term rating and Prime-2 short-term rating on review for possible downgrade. The review was prompted by the Company’s announcement on January 28, 2009 that Starbucks continues to experience a substantial decline in earnings and store traffic. Moody’s review is expected to be completed within 90 days of its announcement. On February 2, 2009, Standard & Poor’s Ratings Services announced its decision to place the Company’s A-2 short-term rating on CreditWatch with negative implications as a consequence of its decision to review the Company’s corporate credit rating in the near term. If the rating outlook is changed from stable to negative, it will result in a short-term rating downgrade from A-2 to A-3, which in turn could impact the Company’s ability to place commercial paper and would likely increase the Company’s borrowing costs.
Management believes that cash flow from operations and the combined $1 billion in aggregate short-term borrowing capacity under the Company’s commercial paper program and its revolving credit facility will be sufficient to fund the business for the foreseeable future. If the Company were to lose access to the commercial paper markets due either to market disruptions or a short-term ratings downgrade, management would expect to meet any short-term borrowing needs through borrowings under the Company’s existing credit facility which matures in 2011.
During the first quarter of fiscal 2009, the Company borrowed against the credit facility as liquidity conditions in the commercial paper market deteriorated. During the quarter, cash flow from operations allowed the Company to reduce its short-term debt from $713 million to $290 million. Borrowings under the credit facility declined by 50% to $150 million as of December 28, 2008 as compared to September 28, 2008 as conditions in the commercial paper market improved over the course of the quarter.
The Company’s credit facility contains provisions requiring Starbucks to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. As of December 28, 2008 and September 28, 2008, the Company was in compliance with each of these covenants. On October 31, 2008, the Company entered into an amendment to the credit facility to limit the short-term effects on the fixed charge coverage ratio from the lease-related restructuring expenses related to the store closure actions announced in July 2008. This amendment resulted in an increase in the Company’s borrowing cost of 0.10% to 0.40%. To accommodate the impact of the expected charges related to the approximately 300 additional store closures announced on January 28, 2009 on the coverage ratio, the Company expects to negotiate an additional amendment to the credit facility which will likely further increase the cost to borrow under the credit facility.

The $550 million of 10-year 6.25% Senior Notes, issued in the fourth quarter of fiscal 2007, also require Starbucks to maintain compliance with certain covenants that limit future liens and sale and leaseback transactions on certain material properties. As of December 28, 2008 and September 28, 2008, the Company was in compliance with each of these covenants.
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
Depending on market conditions and within the constraint of maintaining an appropriate capital structure, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Due to the current challenging operating and economic environment, the Company continues to be conservative in its uses of cash, did not repurchase any shares in the first quarter of fiscal 2009 and does not currently anticipate any share repurchases in the remaining quarters of fiscal 2009. Management believes that cash flows generated from operations and existing cash and liquid investments should be sufficient to finance capital requirements for its core businesses for the foreseeable future, as well as to fund the cost of lease termination and severance costs from the US and International store closures. As a result, the Company reduced its short-term borrowings by $423 million during the first quarter of fiscal 2009, ending the quarter with $290 million of short-term debt outstanding. For the remainder of fiscal 2009, the Company expects short-term borrowings to remain close to the first quarter level. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.
Other than normal operating expenses, cash requirements for fiscal 2009 are expected to consist primarily of capital expenditures for new Company-operated retail stores, remodeling and refurbishment of existing Company-operated retail stores, and new equipment to support enhanced quality standards and expanded offerings in the stores. Other capital expenditures in fiscal 2009 are expected to consist principally of investments in information technology systems and in the Company’s global supply chain operations. Total capital expenditures for fiscal 2009 are expected to be approximately $600 million.
Cash provided by operating activities decreased by $114.1 million to $693.5 million for the first quarter of fiscal 2009 compared to the corresponding period of fiscal 2008. The decrease was primarily due to the lower earnings which also led to a decline in the balance in accrued taxes year-over-year.
Cash used by investing activities for the 13 weeks ended December 28, 2008 totaled $183.1 million. Net capital additions to property, plant and equipment used $172.6 million, primarily from opening new Company-operated retail stores and remodeling certain existing stores during the first quarter of fiscal 2009.
Cash used by financing activities for the 13 weeks ended December 28, 2008 totaled $410.4 million. There were no repurchases of the Company’s common stock during the quarter. Net repayments of commercial paper were $272.9 million and net repayments under short-term borrowings under the credit facility were $150.0 million for the quarter. As of December 28, 2008, a total of $290.3 million in borrowings were outstanding under the combined commercial paper program and revolving credit facility, as well as $14.1 million in letters of credit which were outstanding under the credit facility, leaving $695.6 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.

Store Data
The following table summarizes the Company’s retail store counts:

	Net stores opened/(closed) during the
	13-week period ended		Stores open as of
	Dec 28,	Dec 30,	Dec 28,	Dec 30,
	2008	2007	2008	2007
United States:
Company-operated stores	(100)	294	7,138	7,087
Licensed stores	70	190	4,399	4,081

	(30)	484	11,537	11,168

International:
Company-operated stores (1)	69	90	2,048	1,833
Licensed stores (1)	156	171	3,290	2,755

	225	261	5,338	4,588

Total	195	745	16,875	15,756

(1)  International store information has been adjusted for the fiscal 2008 acquisition of assets and development rights for the Company’s Quebec and Atlantic Canada Operations by reclassifying historical information from Licensed stores to Company-operated stores.
Contractual Obligations
There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 10-K.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to guarantees and are detailed in Note 12 to the Consolidated Financial Statements in this Form 10-Q.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents the Company’s primary market risk, generated by its purchases of green coffee and dairy products. The Company purchases, roasts and sells high quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impact the Company’s results of operations and can be expected to impact its future results of operations. For additional details see “Product Supply” in Item 1, as well as “Risk Factors” in Item 1A of the 10-K.
Seasonality and Quarterly Results
The Company’s business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. The Company’s cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Consolidated Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates.
Foreign Currency Exchange Risk
As discussed in Note 5 to the Consolidated Financial Statements to the 10-K, Starbucks enters into certain hedging transactions to help mitigate its exposure to foreign currency denominated revenues, purchases, assets and liabilities.
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
December 28, 2008

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate
Foreign currency hedges	$61	$(61)	$15	$(19)
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
During the first quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (December 28, 2008).
During the first quarter of fiscal 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-Q.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 12 to the Consolidated Financial Statements included in Item 1 of Part I of this 10-Q.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended December 28, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased (2)	Share	Programs (3)	or Programs (3)

September 29, 2008 – October 26, 2008	-	$-	-	6,272,128
October 27, 2008 – November 23, 2008	2,314,886	9.33	-	6,272,128
November 24, 2008 – December 28, 2008	-	-	-	6,272,128

Total	2,314,886		-

(1)	Monthly information is presented by reference to the Company’s fiscal months during the first quarter of fiscal 2009.
(2)	These amounts represent shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options.
(3)
The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The Board of Directors initially authorized the repurchase of 25 million shares of common stock (publicly announced on May 3, 2007) and later authorized the repurchase of up to five million additional shares (publicly announced on January 30, 2008). Neither of these authorizations has an expiration date.

Item 6. Exhibits

		Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
No.	Exhibit Description	Form	File No.	First Filing	Number	Herewith
3.2	Starbucks Corporation Amended and Restated Bylaws	8-K	0-20322	1/12/2009	3.2
10.1	Amendment No. 4 to Credit Agreement dated October 31, 2008, among Starbucks Corporation, Bank of America, N.A., as Administrative Agent and the Lenders party thereto	8-K	0-20322	10/31/2008	10.1
10.2*	Form of Time Vested Restricted Stock Unit Agreement (US) under 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/2008	10.1
10.3*	Form of Time Vested Restricted Stock Unit Agreement (International) under 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/2008	10.2
10.4*	Form of Performance Based Restricted Stock Unit Agreement under 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/2008	10.3
10.5*	Letter Agreement dated November 6, 2008 between Starbucks Corporation and Troy Alstead	8-K	0-20322	11/12/2008	10.1
10.6*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

*	Denotes a compensatory plan, contract or arrangement in which the Company’s directors or executive officers may participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION
February 4, 2009	By:	/s/ Troy Alstead
Troy Alstead
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer