Form 10-Q
period 2009-03-29
STARBUCKS CORP
filed 2009-05-06
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 4, 2009
Common Stock, par value $0.001 per share	735.9 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 29, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except earnings per share)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2009	2008	2009	2008
Net revenues:
Company-operated retail	$1,961.8	$2,142.9	$4,138.0	$4,494.4
Specialty:
Licensing	282.8	274.4	617.1	579.2
Foodservice and other	88.7	108.7	193.4	220.0

Total specialty	371.5	383.1	810.5	799.2

Total net revenues	2,333.3	2,526.0	4,948.5	5,293.6
Cost of sales including occupancy costs	1,043.5	1,106.7	2,240.3	2,292.7
Store operating expenses	819.6	927.1	1,756.2	1,854.4
Other operating expenses	64.0	82.8	136.6	168.5
Depreciation and amortization expenses	134.1	138.1	268.4	271.3
General and administrative expenses	104.3	117.6	209.5	243.5
Restructuring charges	152.1	—	227.6	—

Total operating expenses	2,317.6	2,372.3	4,838.6	4,830.4
Income from equity investees	25.2	24.5	48.7	48.1

Operating income	40.9	178.2	158.6	511.3
Interest income and other, net	2.9	0.2	(3.5)	10.9
Interest expense	(8.9)	(11.2)	(21.9)	(28.3)

Earnings before income taxes	34.9	167.2	133.2	493.9
Income taxes	9.9	58.5	43.9	177.1

Net earnings	$25.0	$108.7	$89.3	$316.8

Net earnings per common share — basic	$0.03	$0.15	$0.12	$0.43
Net earnings per common share — diluted	$0.03	$0.15	$0.12	$0.43
Weighted average shares outstanding:
Basic	738.0	728.7	737.2	730.1
Diluted	739.9	739.3	739.5	742.2
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Mar 29,	Sep 28,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$253.2	$269.8
Short-term investments — available-for-sale securities	7.8	3.0
Short-term investments — trading securities	33.5	49.5
Accounts receivable, net	309.3	329.5
Inventories	627.8	692.8
Prepaid expenses and other current assets	159.6	169.2
Deferred income taxes, net	212.9	234.2

Total current assets	1,604.1	1,748.0
Long-term investments — available-for-sale securities	77.2	71.4
Equity and cost investments	310.2	302.6
Property, plant and equipment, net	2,658.0	2,956.4
Other assets	303.4	261.1
Other intangible assets	67.3	66.6
Goodwill	261.1	266.5

TOTAL ASSETS	$5,281.3	$5,672.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$226.0	$713.0
Accounts payable	266.5	324.9
Accrued compensation and related costs	236.6	253.6
Accrued occupancy costs	135.9	136.1
Accrued taxes	101.6	76.1
Insurance reserves	148.3	152.5
Other accrued expenses	139.1	164.4
Deferred revenue	431.4	368.4
Current portion of long-term debt	0.5	0.7

Total current liabilities	1,685.9	2,189.7
Long-term debt	549.4	549.6
Other long-term liabilities	415.6	442.4

Total liabilities	2,650.9	3,181.7
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 739.1 and 735.5 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in-capital	61.2	—
Other additional paid-in-capital	39.4	39.4
Retained earnings	2,491.7	2,402.4
Accumulated other comprehensive income	37.4	48.4

Total shareholders’ equity	2,630.4	2,490.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,281.3	$5,672.6

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	26 Weeks Ended
	Mar 29,	Mar 30,
	2009	2008
OPERATING ACTIVITIES:
Net earnings	$89.3	$316.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	282.2	286.3
Provision for impairments and asset disposals	145.7	42.4
Deferred income taxes, net	(29.9)	(15.7)
Equity in income of investees	(29.6)	(22.9)
Distributions of income from equity investees	18.8	17.3
Stock-based compensation	42.5	39.3
Tax benefit from exercise of stock options	0.6	2.8
Excess tax benefit from exercise of stock options	(5.9)	(7.7)
Other	16.1	(0.2)
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	59.9	87.8
Accounts payable	(47.3)	(70.0)
Accrued taxes	29.9	(53.4)
Deferred revenue	66.9	79.8
Other operating assets and liabilities	76.2	62.5

Net cash provided by operating activities	715.4	765.1
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(7.0)	(56.6)
Maturity of available-for-sale securities	—	15.3
Sale of available-for-sale securities	—	75.9
Net purchases of equity, other investments and other assets	(10.7)	(26.9)
Net additions to property, plant and equipment	(236.9)	(505.1)

Net cash used by investing activities	(254.6)	(497.4)
FINANCING ACTIVITIES:
Repayments of commercial paper	(21,335.5)	(44,798.7)
Proceeds from issuance of commercial paper	20,928.4	44,789.1
Repayments of short-term borrowings	(1,113.0)	—
Proceeds from short-term borrowings	1,033.0	1.1
Proceeds from issuance of common stock	17.1	59.3
Excess tax benefit from exercise of stock options	5.9	7.7
Principal payments on long term debt	(0.3)	(0.3)
Repurchase of common stock	—	(311.4)
Other	(0.8)	(0.7)

Net cash used by financing activities	(465.2)	(253.9)
Effect of exchange rate changes on cash and cash equivalents	(12.2)	8.3

Net increase (decrease) in cash and cash equivalents	(16.6)	22.1
CASH AND CASH EQUIVALENTS:
Beginning of period	269.8	281.3

End of period	$253.2	$303.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net repayments of short-term borrowings for the period	$(487.1)	$(8.5)
Cash paid during the period for:
Interest, net of capitalized interest	$22.6	$27.8
Income taxes	$47.1	$231.0
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 26 Weeks Ended March 29, 2009
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of March 29, 2009, and for the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The results of operations for the 13-week and 26-week periods ended March 29, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2009 (“fiscal 2009”).
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Starbucks adopted SFAS 157 for its financial assets and liabilities effective September 29, 2008 (see Note 4 for additional disclosures). As permitted by FSP FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for Starbucks first fiscal quarter of 2010. The Company continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively to business combinations completed in fiscal 2010 and beyond.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 became effective in Starbucks second fiscal quarter of 2009 (see Note 3 for the new disclosures).

In early April 2009, three FASB Staff Positions were issued. FSP FAS 157-4 addresses determining fair values in inactive markets. FSP FAS 115-2 addresses other-than-temporary impairments for debt securities. FSP FAS 107-1 requires interim disclosures about fair value of financial instruments. All three FSPs will be effective for Starbucks third fiscal quarter of 2009. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.
Note 2: Restructuring Charges
In the second quarter of fiscal 2009, Starbucks continued to execute its restructuring efforts to position the Company for long-term profitable growth. These efforts are focused on both the global Company-operated store base and the non-retail support organization. Starbucks actions to rationalize its store portfolio have included the July 2008 and January 2009 announcements of plans to close a total of approximately 800 underperforming Company-operated stores in the US, restructure its Australia market and close 61 stores, and close approximately 100 other underperforming Company-operated stores internationally. Since those announcements, 507 US stores and 64 International stores have been closed.
US store closures — In the second quarter of fiscal 2009, the Company closed 119 of the approximately 600 stores announced in July 2008, bringing the total number of US closures under this restructuring action to 503 stores as of the end of the second quarter. The Company also closed four of the approximately 200 stores announced for closure in January 2009. The Company expects to complete the majority of US store closures by the end of fiscal 2009, and recognize the associated lease exit costs concurrently with the actual closures.
International store closures - During the second quarter of 2009, the Company closed three of the approximately 100 stores announced for closure in January 2009. The Company expects these closures to extend into the first half of fiscal 2010, and will recognize the associated lease exit costs concurrently with the actual closures.
Workforce reduction and other related costs— Workforce reductions related to store closures and non-store support positions resulted in the recognition of $13.9 million in employee termination costs in the second quarter of fiscal 2009. In addition, Starbucks recognized a $21.0 million valuation adjustment on corporate office facilities that were no longer intended to be occupied by the Company.
Restructuring charges by type and a reconciliation of the associated accrued liability were as follows (in millions):

	Lease Exit		Employee
	and Other	Asset	Termination
	Related Costs	Impairments	Costs	Total
Total expected costs	$329.7	$331.8	$39.6	$701.1

Expenses recognized during the 13 weeks ended March 29, 2009 (1)	50.4	87.8	13.9	152.1

Expenses recognized during the 26 weeks ended March 29, 2009 (1)	91.0	120.2	16.4	227.6
Costs incurred during the 13 weeks ended March 29, 2009 (1)	50.3	87.8	13.9	152.0
Costs incurred during the 26 weeks ended March 29, 2009 (1)	76.4	120.2	16.4	213.0
Costs incurred cumulative to date	139.0	321.8	33.9	494.7

Accrued liability as of September 28, 2008	$48.0	$—	$5.4	$53.4
Costs incurred, excluding non-cash charges and credits (2)	87.5	—	16.4	103.9
Cash payments	(77.3)	—	(18.4)	(95.7)

Accrued liability as of March 29, 2009	$58.2	$—	$3.4	$61.6

Restructuring charges by reportable segment were as follows (in millions):

			Unallocated
	US	International	Corporate (3)	Total
Total expected costs	$501.9	$102.6	$96.6	$701.1
Expenses recognized during the 13 weeks ended March 29, 2009 (1)	106.8	14.9	30.4	152.1
Expenses recognized during the 26 weeks ended March 29, 2009 (1)	161.2	16.9	49.5	227.6
Costs incurred during the 13 weeks ended March 29, 2009 (1)	106.6	14.9	30.5	152.0
Costs incurred during the 26 weeks ended March 29, 2009 (1)	146.5	16.9	49.6	213.0
Costs incurred cumulative to date	372.2	36.1	86.4	494.7

(1)	The difference between expenses recognized and costs incurred within the period is due to a number of termination agreements that were finalized in one period for store closures to occur in a subsequent period. Such termination fees are amortized on a straight-line basis from the date of the termination agreement to the date of closure.

(2)	Non-cash charges and credits for “Lease Exit and Other Related Costs” primarily represent deferred rent balances recognized as expense credits at the cease-use date.

(3)	Includes $0.2 million of employee termination costs for the Global CPG segment for the 13 and 26 week periods ended March 29, 2009.
Note 3: Derivative Financial Instruments
The Company manages its exposure to certain market-based risks through an umbrella risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. Hedging instruments may include derivatives used to hedge interest rates, commodity prices, and foreign currency denominated revenues, purchases, assets and liabilities.
The Company records all derivatives on the consolidated balance sheets at fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings. For a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of OCI.
See Note 4 for additional information on the Company’s fair value measurements related to derivative instruments.
Cash Flow Hedges
The Company and certain subsidiaries enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases in currencies other than the entity’s functional currency. Outstanding forward contracts, which comprise the majority of the Company’s derivative instruments, hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated in US dollars for foreign operations. From time to time, the Company also uses futures contracts to hedge the variable price component for a small portion of its price-to-be-fixed green coffee purchase contracts.
The Company had accumulated net derivative gains of $16.9 million, net of taxes, in other comprehensive income as of March 29, 2009, related to cash flow hedges. Of this amount, $4.0 million of net derivative gains pertains to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. No cash flow hedges were discontinued during the 13 week and 26 week periods ended March 29, 2009 and March 30, 2008. Outstanding contracts will expire within 42 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as the Company’s net investments in its Canada, UK and China subsidiaries, to minimize foreign currency exposure.

The Company had accumulated net derivative losses of $10.2 million, net of taxes, in other comprehensive income as of March 29, 2009, related to net investment derivative hedges. Outstanding contracts expire within 23 months.
Other Derivatives
The Company enters into certain foreign currency forward contracts that are not designated as hedging instruments under SFAS 133 to mitigate the translation risk of certain balance sheet items. These contracts are recorded at fair value, with the changes in fair value recognized in “Interest income and other, net” on the consolidated statements of earnings. The impact of the fair value adjustments on earnings is largely offset by the financial impact of translating foreign currency denominated payables and receivables, which is also recognized in “Interest income and other, net.”
The following table presents the fair values of derivative instruments on the consolidated balance sheet as of March 29, 2009 (in millions):

	As of March 29, 2009
	Assets		Liabilities
Contract Type	Balance sheet Location	Fair Value	Balance sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Cash Flow Hedges
Foreign Exchange	Prepaid expenses and other current assets	$13.8	Other accrued expenses	$3.9
Foreign Exchange	Other assets	24.9	Other long-term liabilities	1.4
Commodity	Prepaid expenses and other current assets	—	Other accrued expenses	1.0

		38.7		6.3

Net Investment Hedges
Foreign Exchange	Prepaid expenses and other current assets	11.2	Other accrued expenses	3.5

Total Derivatives under SFAS 133		$49.9		$9.8

Derivatives not designated as hedging instruments under SFAS 133

Foreign Exchange	Prepaid expenses and other current assets	$4.8	Other accrued expenses	$2.9

Total Derivatives not under SFAS 133		4.8		2.9

Total Derivatives		$54.7		$12.7

The following table presents the effect of derivative instruments on the consolidated statement of earnings for the 13-week and 26-week periods ended March 29, 2009 (in millions):

				Gain/(Loss) reclassed from
	Gain/(Loss) recognized in OCI			Accumulated OCI to Net Earnings
			Location of Gain/(Loss) reclassified
			from Accumulated OCI into Net	13 Weeks	26 Weeks
Contract Type	13 Weeks Ended	26 Weeks Ended	Earnings - Effective Portion	Ended	Ended
Derivatives designated as hedging instruments under SFAS 133

Cash Flow Hedges
Foreign Exchange (1)	$13.5	$13.1	Total net revenue	$(1.4)	$(2.2)
Foreign Exchange	(1.4)	26.1	Cost of sales including occupancy costs	2.1	3.0
Commodity	(0.4)	2.4	Cost of sales including occupancy costs	(0.1)	(0.1)
Interest rate (3)	—	—	Interest expense	(0.2)	(0.3)

	11.7	41.6		0.4	0.4

Net Investment Hedges
Foreign Exchange (2)	8.2	4.4		—	—

Total	$19.9	$46.0		$0.4	$0.4

		Gain/(Loss) recognized in Net Earnings
	Location of Gain/(Loss) recognized in	13 Weeks	26 Weeks
	Net Earnings	Ended	Ended
Derivatives not designated as hedging instruments under SFAS 133

Foreign Exchange	Interest Income and Other, net	$5.9	$45.5

(1)	During both the 13 weeks and 26 weeks ended March 29, 2009, $0.5 million was recognized in “Interest income and other, net,” related to the ineffective portion.

(2)	During the 13 weeks and 26 weeks ended March 29, 2009, $(0.1) million and $2.7 million, respectively, were recognized in “Interest income and other, net,” related to the ineffective portion.

(3)	The Company entered into, dedesignated and settled forward interest rate contracts to hedge movements in interest rates prior to issuing its $550 million 6.25% Senior Notes in fiscal 2007. The resulting net losses from these contracts will continue to be reclassified to “Interest expense” on the consolidated statements of earnings over the life of the Senior Notes due in 2017.
The Company had the following outstanding derivative contracts as of March 29, 2009, based on notional amounts:
•	$759 million US dollars in foreign exchange contracts; and

•	$4.8 million in green coffee futures contracts.
Note 4: Fair Value Measurements
The Company adopted SFAS 157 for its financial assets and liabilities effective September 29, 2008, and will adopt SFAS 157 for nonfinancial assets and liabilities in the first fiscal quarter of 2010. The two-step adoption is in accordance with FSP FAS 157-2, which allows for the delay of the effective date of SFAS 157 for nonfinancial assets and liabilities. The Company continues to evaluate the potential impact of the adoption of SFAS 157 fair value measurements related to its property, plant and equipment, goodwill and other intangible assets.
SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2009 (in millions):

	Mar 29,
	2009	Level 1	Level 2	Level 3
Assets:
Trading securities	$33.5	$33.5	$—	$—
Available-for-sale securities	85.0	—	22.4	62.6
Derivatives	54.7	—	54.7	—

Total	$173.2	$33.5	$77.1	$62.6

Liabilities:
Derivatives	$12.6	$1.0	$11.6	$—
Trading securities include mutual funds and exchange-traded-funds, which the Company holds as an economic hedge against its liability under the Management Deferred Compensation Plan. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.
Available-for-sale securities include corporate bonds and auction-rate securities (“ARS”) collateralized by student loans, substantially all of which are guaranteed by the United States Department of Education. The Company uses observable direct and indirect inputs for corporate bonds, which are considered Level 2 instruments. Level 3 securities are comprised solely of ARS, all of which are considered to be illiquid due to the auction failures that began in mid-February 2008. The Company values ARS using an internally developed valuation model, whose inputs include interest rate curves, credit and liquidity spreads, and effective maturity.
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
Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table presents the changes in Level 3 instruments measured on a recurring basis for the 26 weeks ended March 29, 2009 (in millions):

ARS
Beginning balance, September 28, 2008	$59.8
Total reduction in unrealized losses included in other comprehensive income	2.8
Purchases, issuances, and settlements	—
Transfers in (out) of Level 3	—

Ending balance, March 29, 2009	$62.6

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company measures certain financial assets, including its cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the 13 weeks and 26 weeks ended March 29, 2009, the Company did not record any other-than-temporary impairments for these financial assets.

Note 5: Inventories
Inventories consisted of the following (in millions):

	Mar 29,	Sep 28,	Mar 30,
	2009	2008	2008
Coffee:
Unroasted	$359.9	$377.7	$318.5
Roasted	64.8	89.6	70.0
Other merchandise held for sale	96.1	120.6	122.2
Packaging and other supplies	107.0	104.9	96.6

Total	$627.8	$692.8	$607.3

As of March 29, 2009, the Company had committed to purchasing green coffee totaling $397 million under fixed-price contracts and an estimated $58 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Mar 29,	Sep 28,
	2009	2008
Land	$57.5	$59.1
Buildings	233.1	217.7
Leasehold improvements	3,248.6	3,363.1
Store equipment	1,052.2	1,045.3
Roasting equipment	264.7	220.7
Furniture, fixtures and other	615.6	517.8
Work in progress	118.5	293.6

	5,590.2	5,717.3
Less accumulated depreciation and amortization	(2,932.2)	(2,760.9)

Property, plant and equipment, net	$2,658.0	$2,956.4

Note 7: Debt
The Company’s debt consisted of the following (in millions):

	Mar 29,	Sep 28,
	2009	2008
Commercial paper program (weighted average interest rate of 1.6% and 3.4%, respectively)	$6.0	$413.0
Revolving credit facility (weighted average interest rate of 1.2% and 3.5%, respectively)	220.0	300.0
Current portion of long-term debt	0.5	0.7

Short-term debt	226.5	713.7
6.25% Senior Notes (due Aug 2017)	549.2	549.2
Other long-term debt	0.2	0.4

Long-term debt	549.4	549.6

Total debt	$775.9	$1,263.3

The estimated fair value of the Company’s $550 million 6.25% Senior Notes was approximately $514 million as of March 29, 2009.

Note 8: Other Long-term Liabilities
The Company’s other long-term liabilities consisted of the following (in millions):

	Mar 29,	Sep 28,
	2009	2008
Deferred rent	$283.9	$303.9
Unrecognized tax benefits	61.5	60.4
Asset retirement obligations	41.5	44.6
Minority interest	18.4	18.3
Other	10.3	15.2

Total	$415.6	$442.4

Note 9: Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 29, 2009.
Share repurchase activity under the Company’s publicly announced plans was as follows (in millions, except for average price data):

	26 Weeks Ended
	Mar 29, 2009	Mar 30, 2008
Number of shares acquired	—	12.2
Average price per share of acquired shares	—	$24.12

Total accrual-based cost of acquired shares	—	$295.3
Total cash-based cost of acquired shares	—	$311.4
Comprehensive Income
Comprehensive income, net of related tax effects, was as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	Mar 29, 2009	Mar 30, 2008	Mar 29, 2009	Mar 30, 2008
Net earnings	$25.0	$108.7	$89.3	$316.8
Unrealized holding gains/(losses) on available-for-sale securities	0.2	—	2.3	—
Unrealized holding gains/(losses) on cash flow hedging instruments	8.0	1.3	25.6	0.4
Unrealized holding gains/(losses) on net investment hedging instruments	5.1	(4.8)	2.7	(5.4)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges	0.9	1.3	0.5	2.4

Net unrealized gain/(loss)	14.2	(2.2)	31.1	(2.6)
Translation adjustment	(21.7)	22.7	(42.1)	33.1

Total comprehensive income	$17.5	$129.2	$78.3	$347.3

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	Mar 29, 2009	Sep 28, 2008
Net unrealized gains/(losses) on available-for-sale securities	$(1.8)	$(4.1)
Net unrealized gains/(losses) on hedging instruments	6.6	(22.2)
Translation adjustment	32.6	74.7

Accumulated other comprehensive income	$37.4	$48.4

As of March 29, 2009, the translation adjustment of $32.6 million was net of tax provisions of $9.9 million. As of September 28, 2008, the translation adjustment of $74.7 million was net of tax provisions of $7.0 million.

Note 10: Employee Stock Plans
The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors and consultants. As of March 29, 2009, there were 23.4 million shares of common stock available for issuance pursuant to future equity-based compensation awards. The Company also has employee stock purchase plans (“ESPP”).
The following table presents total stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	13 Weeks Ended		26 Weeks Ended
	Mar 29, 2009	Mar 30, 2008	Mar 29, 2009	Mar 30, 2008
Stock option expense	$14.7	$10.8	$31.1	$31.9
RSU expense	3.1	1.0	6.5	1.0
ESPP expense	2.4	3.2	4.9	6.4

Total stock-based compensation expense	$20.2	$15.0	$42.5	$39.3

Options
The following table presents the weighted average assumptions used to value stock options granted during the period, along with the related weighted average grant price for the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008:

	13 Weeks Ended		26 Weeks Ended
	Mar 29, 2009	Mar 30, 2008	Mar 29, 2009	Mar 30, 2008
Expected term (in years)	4.6	4.5	4.9	4.8
Expected stock price volatility	46.1%	34.7%	44.5%	29.3%
Risk-free interest rate	1.8%	2.0%	2.2%	3.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average grant price	$10.44	$18.10	$8.70	$22.59
Estimated fair value per option granted	$4.16	$5.69	$3.51	$7.01
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
The following table summarizes all stock option transactions from September 29, 2008 through March 29, 2009 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value
Outstanding, September 28, 2008	63.0	$20.96	5.7	$114.9
Granted	29.6	8.70
Exercised	(4.0)	5.75
Forfeited/Cancelled	(7.7)	18.66

Outstanding, March 29, 2009	80.9	17.40	6.9	116.5

Exercisable, March 29, 2009	41.6	20.29	4.6	34.5
Vested and expected to vest, March 29, 2009	72.5	17.98	6.6	96.1
The closing market value of the Company’s stock on March 27, 2009 was $11.77. As of March 29, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $97 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.1 years.

RSUs
The Company has both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject solely to the employee’s continuing employment. The Company’s performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if the Company achieves target earnings per share for the full fiscal year in the year of award, and the grantee remains employed during the subsequent vesting period. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved.
The following table summarizes all RSU transactions from September 29, 2008 through March 29, 2009 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Number	Grant Date	Remaining	Aggregate
	of	Fair Value	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
Nonvested, September 28, 2008	2.0	$17.36	2.5	$30.5
Granted	3.3	8.71
Vested	—	—
Forfeited/Cancelled	(0.6)	14.23

Nonvested, March 29, 2009	4.7	11.78	2.1	55.8

As of March 29, 2009, total unrecognized stock-based compensation expense related to nonvested RSUs was approximately $43 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.9 years.
Note 11: Earnings Per Share
The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	13 Weeks Ended		26 Weeks Ended
	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2009	2008	2009	2008
Net earnings	$25.0	$108.7	$89.3	$316.8
Weighted average common shares and common stock units outstanding (for basic calculation)	738.0	728.7	737.2	730.1
Dilutive effect of outstanding common stock options and RSUs	1.9	10.6	2.3	12.1

Weighted average common and common equivalent shares outstanding (for diluted calculation)	739.9	739.3	739.5	742.2

EPS — basic	$0.03	$0.15	$0.12	$0.43
EPS — diluted	$0.03	$0.15	$0.12	$0.43
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options and RSUs totaled 74.2 million and 43.7 million for the 13-week periods ended March 29, 2009 and March 30, 2008, respectively. The number of antidilutive options and RSUs totaled 71.4 million and 40.8 million for the 26-week periods ended March 29, 2009 and March 30, 2008, respectively.

Note 12: Commitments and Contingencies
Guarantees
The following table presents information on unconditional guarantees as of March 29, 2009 (in millions):

			Fair value estimate
	Maximum	Year Guarantee	recorded on
	Exposure	Expires in	Balance Sheet
Japanese yen-denominated bank loans (Starbucks Japan — an unconsolidated equity investee)	$3.4	2014	$— (1)
Borrowings of other unconsolidated equity investees	$16.1	2009 to 2012	$3.8

(1)	Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheets.
Legal Proceedings
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On February 28, 2008, the court ruled against the Company in the liability phase of the trial and on March 20, 2008 the court ordered the Company to pay approximately $87 million in restitution, plus interest. The Company has appealed the decision to the California Court of Appeals. Starbucks believes that while the adverse ruling by the trial judge in this case makes the possibility of loss somewhat more likely, the Company is only at the very beginning of the appellate process. Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is reasonably possible rather than probable. The Company has not accrued any loss related to this litigation.
On June 30, 2005, three individuals, Erik Lords, Hon Yeung, and Donald Brown, filed a lawsuit in Orange County Superior Court, California. The lawsuit alleges that the Company violated the California Labor Code section 432.8 by asking job applicants to disclose at the time of application convictions for marijuana-related offenses more than two years old. The California Court of Appeals issued a ruling on December 10, 2008 instructing the trial judge to enter summary judgment against plaintiffs and the California Supreme Court has rejected the plaintiffs’ appeal. The matter is now back before the trial court awaiting final dismissal.
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

Note 13: Segment Reporting
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United			Unallocated
13 Weeks Ended	States	International	Global CPG	Corporate(1)	Total
March 29, 2009
Company-operated retail revenues	$1,602.2	$359.6	$—	$—	$1,961.8
Licensing revenues	123.9	64.1	94.8	—	282.8
Foodservice and other revenues	78.7	10.0	—	—	88.7
Total net revenues	1,804.8	433.7	94.8	—	2,333.3
Depreciation and amortization	97.2	23.9	—	13.0	134.1
Income from equity investees	—	11.1	14.1	—	25.2
Operating income/(loss)	90.6	6.0	45.3	(101.0)	40.9
Earnings/(loss) before income taxes	94.3	7.2	45.3	(111.9)	34.9
Net impairment and disposition losses	42.4	15.0	—	23.0	80.4

March 30, 2008
Company-operated retail revenues	$1,725.5	$417.4	$—	$—	$2,142.9
Licensing revenues	115.1	63.0	96.3	—	274.4
Foodservice and other revenues	95.7	13.0	—	—	108.7
Total net revenues	1,936.3	493.4	96.3	—	2,526.0
Depreciation and amortization	102.2	26.5	—	9.4	138.1
Income/(loss) from equity investees	(0.7)	15.2	10.0	—	24.5
Operating income/(loss)	193.9	17.8	42.7	(76.2)	178.2
Earnings/(loss) before income taxes	194.3	22.6	42.7	(92.4)	167.2
Net impairment and disposition losses	27.8	9.6	—	0.1	37.5

26 Weeks Ended
March 29, 2009
Company-operated retail revenues	$3,364.0	$774.0	$—	$—	$4,138.0
Licensing revenues	274.8	133.2	209.1	—	617.1
Foodservice and other revenues	171.2	22.2	—	—	193.4
Total net revenues	3,810.0	929.4	209.1	—	4,948.5
Depreciation and amortization	194.6	49.3	—	24.5	268.4
Income from equity investees	0.5	23.0	25.2	—	48.7
Operating income/(loss)	224.6	18.9	96.8	(181.7)	158.6
Earnings/(loss) before income taxes	235.0	12.8	96.8	(211.4)	133.2
Net impairment and disposition losses	73.3	31.4	—	41.0	145.7

March 30, 2008
Company-operated retail revenues	$3,615.8	$878.6	$—	$—	$4,494.4
Licensing revenues	253.0	129.3	196.9	—	579.2
Foodservice and other revenues	193.7	26.3	—	—	220.0
Total net revenues	4,062.5	1,034.2	196.9	—	5,293.6
Depreciation and amortization	200.6	52.2	—	18.5	271.3
Income/(loss) from equity investees	(0.3)	27.3	21.1	—	48.1
Operating income/(loss)	504.8	71.9	93.3	(158.7)	511.3
Earnings/(loss) before income taxes	512.2	80.8	93.3	(192.4)	493.9
Net impairment and disposition losses	31.5	10.8	—	0.1	42.4

(1)	Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses, restructuring charges, and amounts included in “Interest income and other, net” and “Interest expense” on the consolidated statements of earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of the Company’s restructuring and other initiatives and charges, expenses and potential cost reductions relating thereto, liquidity, other financial results, capital expenditures, cash from operations, free cash flow, anticipated store openings and closings, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of the Company’s restructuring and other initiatives, successful execution of internal performance and expansion plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in Part I Item IA. “Risk Factors” in the Company’s 10-K.
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
General
Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Management Overview
Fiscal 2009 — Second Quarter in Review
In the second quarter of fiscal 2009, Starbucks continued to execute the restructuring efforts that it began in fiscal 2008 to position the Company for long-term profitable growth. These efforts were focused on both the global Company-operated store base and the non-retail support organization. Cost reduction initiatives targeting over $500 million of permanent reductions in the Company’s cost structure in fiscal 2009 proceeded as planned. These targeted cost reductions and associated efficiency efforts, along with a more profitable Company-operated store base, have been designed to move Starbucks toward a more sustainable business model, one that is less reliant on high revenue growth to drive profitability, while preserving the fundamental strengths and values of the brand. The Company believes its continued strong cash flow generation, solid balance sheet, and healthy liquidity provide it with the financial flexibility to implement the restructuring efforts as well as make investments in its core business.
Starbucks second quarter results were significantly impacted by the ongoing global recession and negative comparable store sales, as well as the costs associated with the store closures and other restructuring actions. Consolidated comparable store sales declined by 8% for the second quarter of fiscal 2009, with comparable store sales declines of 8% in the US and 3% in International for the period. Consolidated comparable store sales declined by 9% for the first quarter of fiscal 2009. Management believes that the negative comparable store sales are in large part a result of the ongoing global economic crisis and its effects on consumers’ discretionary spending, although other factors within the Company’s control, such as the previous rapid pace of store openings and store level execution, have also impacted the Company’s recent performance. However, the Company has started to realize the positive effects of its cost reductions and efficiency initiatives and expects the impact of such initiatives on the Company’s financial results to increase over the remainder of fiscal 2009.
Starbucks efforts to rationalize its global store portfolio have included the July 2008 and January 2009 announcements of plans to close a total of approximately 800 Company-operated stores in the US, restructure its Australia market and close 61 stores, and close approximately 100 other Company-operated stores internationally. Since July 2008, 507 US stores and 64 International stores have been closed. The majority of the remaining store closures are expected to occur by the end of fiscal 2009.

Financial Highlights for the second quarter and year to date periods of fiscal 2009:
•	Consolidated operating income was $41 million for the second quarter of fiscal 2009 compared to $178 million in the prior year period, and operating margin was 1.8% compared with 7.1% in the prior year period. Approximately 650 basis points of the decrease in operating margin was a result of restructuring charges, the large majority of which related to US store closures.

•	EPS for the second quarter of fiscal 2009 was $0.03, compared to EPS of $0.15 earned in the prior year. Restructuring charges impacted EPS by approximately $0.13 per share in the second quarter of fiscal 2009.

•	Cash flow from operations was $715 million for the 26 weeks ended March 29, 2009, compared with $765 million for the same period in fiscal 2008, while capital expenditures declined to $237 million for the 26 weeks ended March 29, 2009 versus $505 million for the previous year period. Available operating cash flows during the first half of fiscal 2009 were primarily used to reduce short-term borrowings to $226 million, down from $713 million at the beginning of the fiscal year.

•	Also in the second quarter, the Company delivered approximately $120 million in cost reductions, exceeding the targeted $100 million for the second quarter, and resulting in year-to-date cost reductions of approximately $195 million. The cost reduction initiatives are focused on store closures, headcount reductions, in-store efficiencies and supply chain improvements.
Fiscal 2009 — Full Year Outlook
•	Stores. Starbucks now expects to add approximately 20 net new stores to its global store base for the full fiscal year 2009. This revised target includes a net reduction of approximately 425 Company-operated stores in the US and the net addition of approximately 60 Company-operated stores internationally. The Company now expects to open approximately 65 net new licensed stores in the US and approximately 320 net new licensed stores internationally.

•	Capital expenditures and cash flows. For fiscal 2009 capital expenditures are expected to be approximately $600 million. The Company estimates that fiscal year 2009 cash from operations will exceed $1 billion, with resulting free cash flow* in excess of $500 million. Starbucks defines free cash flow as cash from operations less capital expenditures.

•	Cost reductions. The Company is on track to achieve its goal of reducing costs by approximately $500 million in fiscal 2009. As noted above, approximately $195 million of cost reductions have been achieved in the first half of fiscal 2009. Starbucks expects to deliver cost reductions of approximately $150 million in the third quarter, and approximately $175 million in the fourth quarter of fiscal 2009, for a total of over $500 million for the full year.

*	Free cash flow is a non-GAAP financial measure and may not be comparable to similar measures used by other companies. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. The disclosure of free cash flow is intended to supplement investors’ understanding of the Company’s operating performance.

Results of Operations for the 13 Weeks and 26 Weeks Ended March 29, 2009 and March 30, 2008 (in millions)
Consolidated results of operations
Revenues:

	13 Weeks Ended			26 Weeks Ended
	Mar 29,	Mar 30,	%	Mar 29,	Mar 30,	%
	2009	2008	Change	2009	2008	Change
Net revenues:
Company-operated retail	$1,961.8	$2,142.9	(8.5%)	$4,138.0	$4,494.4	(7.9%)
Specialty:
Licensing	282.8	274.4	3.1	617.1	579.2	6.5
Foodservice and other	88.7	108.7	(18.4)	193.4	220.0	(12.1)

Total specialty	371.5	383.1	(3.0)	810.5	799.2	1.4

Total net revenues	$2,333.3	$2,526.0	(7.6%)	$4,948.5	$5,293.6	(6.5%)
Net revenues for the 13 weeks and 26 weeks ended March 29, 2009 decreased compared to the corresponding periods of fiscal 2008, driven by decreases in Company-operated retail operations.
Starbucks derived 84% of total net revenues from its Company-operated retail stores during the 13 weeks and 26 weeks ended March 29, 2009. The US segment contributed approximately 77% of total net revenues. The decrease in consolidated net revenues was driven by a decrease in consolidated comparable store sales in both the 13 weeks and 26 weeks ended March 29, 2009. US comparable store sales declined 8% and 9% during the 13 weeks and 26 weeks ended March 29, 2009, respectively, due both to a decrease in the volume of transactions and in the average value per transaction. International total net revenues also contracted for the 13 weeks and 26 weeks ended March 29, 2009 compared to the same periods last year, primarily due to the stronger US dollar relative to the British pound and Canadian dollar. Also contributing to the decrease in International revenues was a 3% decline in comparable store sales, driven largely by the weakening economic environment in UK and Canada.
The Company derived the remaining 16% of total net revenues from licensing and foodservice channels outside the Company-operated retail stores, collectively known as specialty operations. Licensing revenues are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations. The decline in foodservice and other revenues in the second quarter of fiscal 2009 was primarily due to the impact of the current economic environment on the Company’s sales in the office coffee and lodging channels.
Expenses:

	13 Weeks Ended				26 Weeks Ended
	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of Total				% of Total
			Net Revenues				Net Revenues
Cost of sales including occupancy costs	$1,043.5	$1,106.7	44.7%	43.8%	$2,240.3	$2,292.7	45.3%	43.3%
Store operating expenses	819.6	927.1	35.1	36.7	1,756.2	1,854.4	35.5	35.0
Other operating expenses	64.0	82.8	2.7	3.3	136.6	168.5	2.8	3.2
Depreciation and amortization expenses	134.1	138.1	5.7	5.5	268.4	271.3	5.4	5.1
General and administrative expenses	104.3	117.6	4.5	4.7	209.5	243.5	4.2	4.6
Restructuring charges	152.1	—	6.5	—	227.6	—	4.6	—

Total operating expenses	2,317.6	2,372.3	99.3	93.9	4,838.6	4,830.4	97.8	91.2
Income from equity investees	25.2	24.5	1.1	1.0	48.7	48.1	1.0	0.9

Operating income	$40.9	$178.2	1.8%	7.1%	$158.6	$511.3	3.2%	9.7%

Supplemental ratios as a % of related revenues:
Store operating expenses			41.8%	43.3%			42.4%	41.3%
Other operating expenses			17.2%	21.6%			16.9%	21.1%

Cost of sales including occupancy costs as a percentage of total revenues increased primarily due to higher coffee and beverage costs as a result of a mix shift to lower margin products. Coffee commodity costs increased but were more than offset by lower dairy costs. Occupancy costs also increased as a percentage of total revenues due to sales deleverage on lower retail revenues.
Store operating expenses as a percentage of Company-operated retail revenues decreased for the 13 weeks ended March 29, 2009 due primarily to reduced headcount in the regional overhead support organization as a result of the Company’s restructuring efforts, controlled discretionary spending, and higher impairment charges recorded in the prior year. For the 26 weeks ended March 29, 2009, store operating expenses as a percentage of Company-operated retail revenues increased primarily due to sales deleverage resulting in higher payroll expenditures as a percentage of revenues in both US and International segments.
Restructuring charges include lease exit and other costs associated with the plan announced in July 2008 to close approximately 600 Company-operated US stores and the plan announced in January 2009 to close approximately 300 additional Company-operated stores in both US and International markets. Of these, a total of 510 stores have been closed as of the end of the second quarter of fiscal 2009. The majority of the remaining store closures are expected to occur by the end of fiscal 2009, and the related lease exit costs are expected to be recognized during that time frame. See Note 2 for further discussion.
Operating income and net earnings:
Operating margin compression was primarily due to the restructuring charges recognized during the 13 and 26 weeks ended March 29, 2009, and to higher cost of sales including occupancy costs as described above.

	13 Weeks Ended				26 Weeks Ended
	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating income	$40.9	$178.2	1.8%	7.1%	$158.6	$511.3	3.2%	9.7%
Interest income and other, net	2.9	0.2	0.1	0.0	(3.5)	10.9	(0.1)	0.2
Interest expense	(8.9)	(11.2)	(0.4)	(0.4)	(21.9)	(28.3)	(0.4)	(0.5)

Earnings before income taxes	34.9	167.2	1.5	6.6	133.2	493.9	2.7	9.3
Income taxes	9.9	58.5	0.4	2.3	43.9	177.1	0.9	3.3

Net earnings	$25.0	$108.7	1.1%	4.3%	$89.3	$316.8	1.8%	6.0%

Effective tax rate			28.4%	35.0%			33.0%	35.9%
Interest expense decreased due to a lower average balance of short term borrowings and lower average short term borrowing rates, in fiscal 2009 compared to fiscal 2008.
The effective tax rate for the 13 weeks and 26 weeks ended March 29, 2009 decreased primarily due to the higher proportion of income earned in foreign jurisdictions which have lower tax rates, as well as the proportionately larger effect of the domestic manufacturing deduction for manufacturing activities in the US, due to the lower level of pretax earnings in fiscal 2009 compared to the prior year.

Operating Segments
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment:
United States

	13 Weeks Ended				26 Weeks Ended
	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of US				% of US
			Net Revenues				Net Revenues
Total net revenues	$1,804.8	$1,936.3			$3,810.0	$4,062.5
Total operating expenses	1,714.2	1,741.7	95.0%	89.9%	3,585.9	3,557.4	94.1	87.6%
Operating income	90.6	193.9	5.0%	10.0%	224.6	504.8	5.9%	12.4%
Total net revenues decreased 7% and 6%, respectively, for the 13 weeks and 26 weeks ended March 29, 2009 due to lower retail revenues and specialty revenues. Company-operated retail revenues decreased primarily due to an 8% decline in comparable store sales for the 13 weeks ended March 29, 2009 and a 9% decline for the 26-week period. The Company-operated retail business continued to experience deteriorating trends in transactions and ticket value, largely driven by the US economic downturn.
Operating margin contracted for the 13 weeks and 26 weeks ended March 29, 2009 primarily due to restructuring charges of $106.8 million and $161.2 million, respectively. The operating margin was also impacted by higher cost of sales including occupancy costs resulting primarily from reduced sales leverage on fixed occupancy costs, and higher beverage costs related to new product innovations. Store operating expenses as a percentage of Company-operated retail revenues improved in the second fiscal quarter of 2009 primarily due to reduced headcount in the regional overhead support organization as a result of the Company’s restructuring efforts.
International

	13 Weeks Ended				26 Weeks Ended
	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of International				% of International
			Net Revenues				Net Revenues
Total net revenues	$433.7	$493.4			$929.4	$1,034.2
Total operating expenses	438.8	490.8	101.2%	99.5%	933.5	989.6	100.4%	95.7%
Income from equity investees	11.1	15.2	2.6%	3.1	23.0	27.3	2.5	2.6

Operating income	$6.0	$17.8	1.4%	3.6%	$18.9	$71.9	2.0%	7.0%
Total net revenues decreased 12% and 10%, respectively, for the 13 weeks and 26 weeks ended March 29, 2009 due to lower retail revenues. Company-operated retail revenue decreased due to the strengthening of the US dollar against the British pound and the Canadian dollar, and a 3% decline in comparable store sales, driven largely by the weakening economic environment in UK and Canada.
Operating margin contracted for the 13 weeks and 26 weeks ended March 29, 2009 primarily due to restructuring charges of $14.9 million and $16.9 million, respectively. The operating margin was also impacted by higher cost of sales including occupancy costs resulting primarily from higher coffee and beverage costs as a result of a mix shift to lower margin products. For the 26 weeks ended March 29, 2009, higher distribution costs also contributed to the contraction.

Global Consumer Products Group

	13 Weeks Ended				26 Weeks Ended
	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of CPG				% of CPG
			Net Revenues				Net Revenues
Total specialty revenues	$94.8	$96.3			$209.1	$196.9
Total operating expenses	63.6	63.6	67.1%	66.0%	137.5	124.7	65.8%	63.3%
Income from equity investees	14.1	10.0	14.9	10.4	25.2	21.1	12.1	10.7

Operating income	$45.3	$42.7	47.8%	44.3%	$96.8	$93.3	46.3%	47.4%
Total specialty revenues decreased 2% for the 13 weeks ended March 29, 2009 due primarily to increased promotional discounts on sales of packaged coffee from Kraft, the Company’s distribution partner, to the retail trade and lower sales volume. Total specialty revenues increased 6% for the 26 weeks ended March 29, 2009 primarily due to an increase in packaged coffee sales to Kraft and higher royalties from the international ready-to-drink business.
Operating margin increased for the 13 weeks ended March 29, 2009 due to lower income from equity investees in the prior year period as a result of product write-offs within The North American Coffee Partnership joint venture. Contraction of operating margin for the 26 weeks ended March 29, 2009 was primarily due to higher coffee commodity costs and promotional programs with discounts to the retailers in the current year period.
Unallocated Corporate

	13 Weeks Ended				26 Weeks Ended
	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating loss	$101.0	$76.2	4.3%	3.0%	$181.7	$158.7	3.7%	3.0%
Total unallocated corporate expenses increased primarily as a result of restructuring charges incurred for corporate office facilities that were no longer intended to be occupied by the Company due to the reduction in positions within the non-store organization.
Financial Condition and Liquidity
The Company’s existing cash and liquid investments were $294.5 million and $322.3 million as of March 29, 2009 and September 28, 2008, respectively.
The Company manages its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings.
Included in the cash and liquid investment balances are the following:
•	A portfolio of unrestricted trading securities, designed to hedge the Company’s liability under its MDCP. The value of this portfolio was $33.5 million and $49.5 million as of March 29, 2009 and September 28, 2008, respectively. The decrease was primarily driven by declines in market values of the underlying equity funds. See Note 4 for further details.

•	Unrestricted cash and liquid securities held within the Company’s wholly owned captive insurance company to fund claim payouts. The value of these unrestricted cash and liquid securities was approximately $30.7 million and $35.6 million as of March 29, 2009 and September 28, 2008, respectively.
As of March 29, 2009, the Company had $85.0 million invested in available-for-sale securities, consisting primarily of auction rate securities. As described in more detail in Note 4 in the 10-K, while the ongoing auction failures will limit the liquidity of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.

Credit rating agencies currently rate the Company’s borrowings as follows:

Description	Standard & Poor’s	Moody’s
Short-term debt	A-3	P-2
Senior unsecured long term debt	BBB	Baa2
Outlook	Negative	Negative
On January 29, 2009, Moody’s Investors Service placed the Company’s Baa2 senior unsecured long-term rating and Prime-2 short-term rating on review for possible downgrade. The review was prompted by the Company’s announcement on January 28, 2009 that Starbucks continued to experience a substantial decline in net earnings and store traffic. At the date this 10-Q was filed, Moody’s had not yet completed its review.
On February 2, 2009, Standard & Poor’s Ratings Services announced its decision to place the Company’s A-2 short-term rating on CreditWatch with negative implications as a consequence of its decision to review the Company’s corporate credit rating in the near term. On February 9, 2009 Standard & Poor’s removed the Company from CreditWatch, downgraded the Company’s short term rating from A-2 to A-3, and maintained the long term rating at BBB but revised the outlook to negative. As a result of the short-term rating downgrade to A-3, commercial paper has become less liquid and more expensive than borrowing under Starbucks credit facility. Consequently, the Company is now utilizing its credit facility for almost all short-term borrowing needs. Management is unlikely to make significant use of its commercial paper program until its short-term ratings improve.
Despite limited access to the commercial paper markets, management believes that cash flow from operations and the $1 billion in short-term borrowing capacity under the Company’s revolving credit facility will be sufficient to fund the business for the foreseeable future.
The Company’s credit facility contains provisions requiring Starbucks to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. As of March 29, 2009 and September 28, 2008, the Company was in compliance with each of these covenants. The Company had previously announced that it would consider pursuing an amendment to its facility to accommodate the impact of restructuring charges to the fixed-charge coverage ratio, associated with the approximately 300 additional store closures announced on January 28, 2009. However, as Starbucks has progressed through the initial store closures, the Company determined that the impact of lease termination and lease exit expenditures for the second half of the fiscal year will be lower than previously expected. The Company is now in a position where it no longer requires an amendment to accommodate the restructuring charges associated with the closure of those additional 300 stores.
However, the Company has determined that a technical amendment is appropriate in order to more accurately reflect the parties’ intent with respect to Amendment No. 4 to the credit facility, which was entered into in October 2008. The Company expects to execute this clarifying amendment with the lenders some time in the third fiscal quarter of 2009, and does not expect this amendment to have any impact on its borrowing terms, facility size, or covenant ratio.
The $550 million of 10-year 6.25% Senior Notes, issued in the fourth quarter of fiscal 2007, also require Starbucks to maintain compliance with certain covenants that limit future liens and sale and leaseback transactions on certain material properties. As of March 29, 2009 and September 28, 2008, the Company was in compliance with each of these covenants.
During the 26 weeks ended March 29, 2009, cash flow from operations allowed the Company to reduce its short-term borrowings to $226 million from $713 million. Based on its forecast for operating cash flows and capital expenditures for the remainder of fiscal 2009, the Company expects short-term borrowings to decline in the third and fourth quarters of fiscal 2009.
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
Depending on market conditions and within the constraint of maintaining an appropriate capital structure, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Due to the ongoing challenging operating and economic environment, the Company continues to be conservative in its uses of cash, and did not repurchase any shares in the first half of fiscal 2009 and does not currently anticipate any share repurchases in the remaining quarters of fiscal 2009. Management believes that cash flows generated from operations and existing cash and liquid investments should be sufficient to finance capital requirements for its core businesses for the foreseeable future, as well as to fund the cost of lease termination and remaining severance costs from the US and International store closures. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.
Other than normal operating expenses, cash requirements for fiscal 2009 are expected to consist primarily of capital expenditures for remodeling and refurbishment of existing Company-operated retail stores, new Company-operated retail stores, and new equipment to support enhanced quality standards and expanded offerings in the stores. Other capital expenditures in fiscal 2009 are expected to consist principally of investments in information technology systems and in the Company’s global supply chain operations. Total capital expenditures for fiscal 2009 are expected to be approximately $600 million.
Cash provided by operating activities decreased by $49.7 million to $715.4 million for the 26 weeks ended March 29, 2009 compared to the corresponding period of fiscal 2008. The decrease was primarily due to lower net earnings in the current year.
Cash used by investing activities for the 26 weeks ended March 29, 2009 totaled $254.6 million. Net capital additions to property, plant and equipment used $236.9 million, primarily from opening new Company-operated retail stores and remodeling certain existing stores during the first two quarters of fiscal 2009.
Cash used by financing activities for the 26 weeks ended March 29, 2009 totaled $465.2 million. Net repayments of commercial paper and short-term borrowings under the credit facility were $487.1 million. There were no repurchases of the Company’s common stock during the first half of the fiscal year. As of March 29, 2009, a total of $226.0 million in borrowings were outstanding under the combined commercial paper program and revolving credit facility, as well as $14.1 million in letters of credit which were outstanding under the credit facility, leaving $759.9 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.
Contractual Obligations
There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 10-K.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to guarantees and are detailed in Note 12 in this 10-Q.
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
See Note 1 in this 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates.
Foreign Currency Exchange Risk
As discussed in Note 3 in this 10-Q, Starbucks enters into certain hedging transactions to help mitigate its exposure to foreign currency denominated revenues, purchases, assets and liabilities.
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
March 29, 2009

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate
Foreign currency hedges	$58	$(63)	$16	$(16)
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
During the second quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (March 29, 2009).
During the second quarter of fiscal 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-Q.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 12 of this 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended March 29, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased (2)	Share	Programs (3)	or Programs (3)
December 29, 2008 — January 25, 2009	2,292	$10.14	—	6,272,128
January 26, 2009 — February 22, 2009	—	—	—	6,272,128
February 23, 2009 — March 29, 2009	—	—	—	6,272,128

Total	2,292		—

(1)	Monthly information is presented by reference to the Company’s fiscal months during the second quarter of fiscal 2009.

(2)	These amounts represent shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options.

(3)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The Board of Directors initially authorized the repurchase of 25 million shares of common stock (publicly announced on May 3, 2007) and later authorized the repurchase of up to five million additional shares (publicly announced on January 30, 2008). Neither of these authorizations has an expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of the Company held on March 18, 2009, the shareholders elected the directors to serve for terms of one year and until their successors are elected and qualified. In addition, shareholders approved the proposal to amend existing equity plans to allow for a one-time stock option exchange program for employees other than directors and executive officers. Shareholders also ratified the Audit and Compliance Committee’s selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for fiscal 2009.

The table below shows the results of the shareholders’ voting:

	Votes in			Broker
	Favor	Votes Against	Abstentions	Non-Votes
Election of Directors:
Howard Schultz	594,647,698	10,571,732	1,441,582	N/A
Barbara Bass	561,896,139	42,530,870	2,234,003	N/A
William W. Bradley	561,797,775	42,658,606	2,204,631	N/A
Mellody Hobson	595,190,383	9,282,879	2,187,750	N/A
Kevin R. Johnson	594,850,943	9,505,006	2,305,063	N/A
Olden Lee	561,857,606	42,432,377	2,371,029	N/A
Sheryl Sandberg	595,178,052	9,357,993	2,124,967	N/A
James G. Shennan Jr.	593,387,766	10,887,733	2,385,513	N/A
Javier G. Teruel	592,184,673	12,135,587	2,340,752	N/A
Myron E. Ullman, III	562,105,169	42,279,865	2,275,978	N/A
Craig E. Weatherup	594,935,523	9,283,738	2,441,751	N/A

Approval to amend existing equity plans	347,040,167	84,919,207	1,331,356	173,370,282
Ratification of independent registered public accounting firm	598,626,721	6,503,336	1,530,955	N/A
Item 6. Exhibits

		Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
No.	Exhibit Description	Form	File No.	First Filing	Number	Herewith
3.2	Starbucks Corporation Amended and Restated Bylaws	8-K	0-20322	1/12/2009	3.2

10.1*	Starbucks Corporation 2005 Amended and Restated Long-Term Equity Incentive Plan (as amended and restated effective March 18, 2009)	8-K	0-20322	3/20/2009	10.1

10.2*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan-1994 (as amended and restated effective March 18, 2009)	8-K	0-20322	3/20/2009	10.2

10.3*	Starbucks Corporation 1991 Company-Wide Stock Option Plan (as amended and restated effective March 18, 2009)	8-K	0-20322	3/20/2009	10.3

10.4*	Letter Agreement dated February 5, 2009 between Starbucks Corporation and John Culver	—	—	—	—	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

*	Denotes a compensatory plan, contract or arrangement in which the Company’s directors or executive officers may participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBUCKS CORPORATION

May 6, 2009

	By:	/s/ Troy Alstead
Troy Alstead
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer