Form 10-Q
period 2009-06-28
STARBUCKS CORP
filed 2009-08-05
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2009
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 31, 2009
Common Stock, par value $0.001 per share	737.1 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 28, 2009

Page
PART I. FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited):	3
Condensed Consolidated Statements of Earnings (Loss)	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures About Market Risk	29
Item 4 Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	30
Item 1A Risk Factors	30
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6 Exhibits	31
Signatures	32
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in millions, except earnings per share)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	Jun 28,	Jun 29,	Jun 28,	Jun 29,
	2009	2008	2009	2008
Net revenues:
Company-operated retail	$2,013.8	$2,180.2	$6,151.8	$6,674.6
Specialty:
Licensing	301.0	281.3	918.1	860.5
Foodservice and other	89.1	112.5	282.5	332.5

Total specialty	390.1	393.8	1,200.6	1,193.0

Total net revenues	2,403.9	2,574.0	7,352.4	7,867.6
Cost of sales including occupancy costs	1,043.4	1,163.1	3,283.7	3,455.8
Store operating expenses	821.4	958.3	2,577.6	2,812.7
Other operating expenses	69.2	79.6	205.8	248.1
Depreciation and amortization expenses	133.7	139.8	402.1	411.1
General and administrative expenses	110.3	116.1	319.8	359.6
Restructuring charges	51.6	167.7	279.2	167.7

Total operating expenses	2,229.6	2,624.6	7,068.2	7,455.0
Income from equity investees	29.7	29.0	78.4	77.1

Operating income (loss)	204.0	(21.6)	362.6	489.7
Interest income and other, net	21.9	0.9	18.4	11.8
Interest expense	(8.6)	(12.5)	(30.5)	(40.8)

Earnings (loss) before income taxes	217.3	(33.2)	350.5	460.7
Income taxes	65.8	(26.5)	109.7	150.6

Net earnings (loss)	$151.5	$(6.7)	$240.8	$310.1

Net earnings (loss) per common share — basic	$0.20	$(0.01)	$0.33	$0.42
Net earnings (loss) per common share — diluted	$0.20	$(0.01)	$0.32	$0.42
Weighted average shares outstanding:
Basic	739.4	731.7	737.9	730.7
Diluted	746.7	731.7	741.9	741.7
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jun 28,	Sep 28,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$292.0	$269.8
Short-term investments — available-for-sale securities	5.6	3.0
Short-term investments — trading securities	39.1	49.5
Accounts receivable, net	295.2	329.5
Inventories	703.6	692.8
Prepaid expenses and other current assets	145.1	169.2
Deferred income taxes, net	237.1	234.2

Total current assets	1,717.7	1,748.0
Long-term investments — available-for-sale securities	68.1	71.4
Equity and cost investments	340.3	302.6
Property, plant and equipment, net	2,594.2	2,956.4
Other assets	287.9	261.1
Other intangible assets	67.7	66.6
Goodwill	257.2	266.5

TOTAL ASSETS	$5,333.1	$5,672.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$—	$713.0
Accounts payable	258.9	324.9
Accrued compensation and related costs	255.2	253.6
Accrued occupancy costs	164.5	136.1
Accrued taxes	131.9	76.1
Insurance reserves	153.0	152.5
Other accrued expenses	174.3	164.4
Deferred revenue	419.7	368.4
Current portion of long-term debt	0.4	0.7

Total current liabilities	1,557.9	2,189.7
Long-term debt	549.4	549.6
Other long-term liabilities	407.8	442.4

Total liabilities	2,515.1	3,181.7
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 740.1 and 735.5 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in-capital	86.9	—
Other additional paid-in-capital	39.4	39.4
Retained earnings	2,643.2	2,402.4
Accumulated other comprehensive income	47.8	48.4

Total shareholders’ equity	2,818.0	2,490.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,333.1	$5,672.6

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	39 Weeks Ended
	Jun 28,	Jun 29,
	2009	2008
OPERATING ACTIVITIES:
Net earnings	$240.8	$310.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	423.2	431.4
Provision for impairments and asset disposals	199.0	237.5
Deferred income taxes	(48.8)	(89.6)
Equity in income of investees	(45.5)	(35.5)
Distributions of income from equity investees	19.3	23.1
Stock-based compensation	63.1	59.7
Tax benefit from exercise of stock options	1.1	3.6
Excess tax benefit from exercise of stock options	(6.7)	(11.8)
Other	11.0	(0.2)
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(12.4)	32.6
Accounts payable	(60.4)	(55.4)
Accrued taxes	52.9	(19.6)
Deferred revenue	48.2	76.9
Other operating assets and liabilities	131.9	115.9

Net cash provided by operating activities	1,016.7	1,078.7
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(7.0)	(64.8)
Maturities and calls of available-for-sale securities	7.4	15.3
Sales of available-for-sale securities	5.0	75.9
Acquisitions, net of cash acquired	—	(22.5)
Net purchases of equity, other investments and other assets	(13.6)	(32.3)
Additions to property, plant and equipment	(344.2)	(733.9)
Proceeds from sale of property, plant and equipment	42.1	—

Net cash used by investing activities	(310.3)	(762.3)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	20,965.4	54,961.8
Repayments of commercial paper	(21,378.5)	(55,057.4)
Proceeds from short-term borrowings	1,313.0	1.1
Repayments of short-term borrowings	(1,613.0)	(0.6)
Proceeds from issuance of common stock	26.6	88.9
Excess tax benefit from exercise of stock options	6.7	11.8
Principal payments on long-term debt	(0.5)	(0.5)
Repurchase of common stock	—	(311.4)
Other	(1.2)	(1.2)

Net cash used by financing activities	(681.5)	(307.5)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	6.8

Net increase in cash and cash equivalents	22.2	15.7
CASH AND CASH EQUIVALENTS:
Beginning of period	269.8	281.3

End of period	$292.0	$297.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net repayments of short-term borrowings and commercial paper for the period	$(713.1)	$(95.1)
Cash paid during the period for:
Interest, net of capitalized interest	$22.6	$31.6
Income taxes	$100.6	$248.4
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks and 39 Weeks Ended June 28, 2009
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of June 28, 2009, and for the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 4, 2009, the day the financial statements were issued.
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
The results of operations for the 13-week and 39-week periods ended June 28, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2009 (“fiscal 2009”).
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. Details on the fair value of the Company’s trading securities, available-for-sale securities and derivatives are included in Note 5, Fair Value Measurements. For equity securities of companies that are privately held, or where an observable quoted market price does not exist, the Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the security with securities of publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of short-term debt approximates fair value. The estimated fair value of Starbucks $550 million of 6.25% Senior Notes was approximately $564 million as of June 28, 2009.
Goodwill
The Company tests its goodwill for impairment on an annual basis, or more frequently if circumstances indicate goodwill carrying values exceed reporting unit fair values. Fair value is estimated by projecting discounted cash flows from the reporting unit in addition to other quantitative and qualitative analyses. If the carrying amount of goodwill exceeds the estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.
Starbucks conducted its annual test for its consolidated entities in the fiscal third quarter, resulting in $7 million of goodwill impairment related to its US operating segment’s Hawaii reporting unit, which is comprised of retail store operations. The current and future projected operating results for the Hawaii operations, which were acquired in fiscal 2006, are lower than originally anticipated due to the overall economic slowdown and its impact on the travel industry in particular, resulting in a partial impairment of the goodwill recorded at acquisition.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Starbucks adopted SFAS 157 for its financial assets and liabilities effective September 29,

2008 (see Note 5 for additional disclosures). As permitted by FSP FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for Starbucks first fiscal quarter of 2010. The Company continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company continues to evaluate the impact that adoption will have on its consolidated financial statements.
In early April 2009, three FASB Staff Positions were issued. FSP FAS 157-4 addresses the determination of fair values in inactive markets. FSP FAS 115-2 addresses other-than-temporary impairments for debt securities. FSP FAS 107-1 requires interim disclosures about fair value of financial instruments. Starbucks adopted the three FSPs in the third quarter of fiscal 2009, with no significant impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The standard will be effective for Starbucks first fiscal quarter of 2011. The Company is currently evaluating the impact that adoption may have on its consolidated financial statements.
Note 2: Restructuring Charges
In the third quarter of fiscal 2009, Starbucks continued to execute its restructuring efforts to position the Company for long-term profitable growth. These efforts are focused on both the global Company-operated store base and the non-retail support organization. Starbucks actions to rationalize its store portfolio have included the announcements (in July 2008 and January 2009) of plans to close a total of approximately 800 Company-operated stores in the US, restructure its Australia market, and close approximately 100 additional Company-operated stores internationally. Since those announcements, 676 US stores, 61 stores in Australia and 28 other International stores have been closed.
2009 Restructuring Charges
US store closures — In the third quarter of fiscal 2009, the Company closed 60 of the approximately 600 stores announced in July 2008, bringing the total number of US closures under this restructuring action to 563 stores as of the end of the third quarter. The Company also closed 109 of the approximately 200 stores announced for closure in January 2009, bringing the total number of closures under this restructuring action to 113 stores as of the end of the third quarter. The Company expects to complete the remaining US store closures by the end of fiscal 2009, and recognize the associated lease exit costs concurrently with the actual closures.
International store closures - During the third quarter of fiscal 2009, the Company closed 25 of the approximately 100 stores announced for closure in January 2009, bringing the total number of International closures under this action to 28 stores. The Company expects to complete the remaining closures in fiscal 2010, and will recognize the associated lease exit costs concurrently with the actual closures.

Restructuring charges by type and a reconciliation of the associated accrued liability were as follows (in millions):

	Lease Exit		Employee
	and Other	Asset	Termination
	Related Costs	Impairments	Costs	Total
Total expected costs	$296.8	$327.4	$39.1	$663.3

Expenses recognized during the 13 weeks ended June 28, 2009 (1)	44.1	5.6	1.9	51.6
Expenses recognized during the 39 weeks ended June 28, 2009 (1)	135.1	125.8	18.3	279.2

Costs incurred during the 13 weeks ended June 28, 2009 (1)	44.0	5.6	1.9	51.5
Costs incurred during the 39 weeks ended June 28, 2009 (1)	120.4	125.8	18.3	264.5

Costs incurred cumulative to date	183.0	327.4	35.8	546.2

Accrued liability as of September 28, 2008	$48.0	$—	$5.4	$53.4
Costs incurred, excluding non-cash charges and credits (2)	139.2	—	18.2	157.4
Cash payments	(109.6)	—	(22.2)	(131.8)

Accrued liability as of June 28, 2009	$77.6	$—	$1.4	$79.0

Restructuring charges by reportable segment were as follows (in millions):

			Unallocated
	US	International	Corporate (3)	Total
Total expected costs	$467.8	$100.8	$94.7	$663.3

Expenses recognized during the 13 weeks ended June 28, 2009 (1)	39.2	4.5	7.9	51.6
Expenses recognized during the 39 weeks ended June 28, 2009 (1)	200.4	21.4	57.4	279.2

Costs incurred during the 13 weeks ended June 28, 2009 (1)	39.0	4.6	7.9	51.5
Costs incurred during the 39 weeks ended June 28, 2009 (1)	185.5	21.5	57.5	264.5

Costs incurred cumulative to date	411.2	40.7	94.3	546.2

(1)	The difference between expenses recognized and costs incurred within the period is due to a number of termination agreements that were finalized in one period for store closures to occur in a subsequent period. Such termination fees are amortized on a straight-line basis from the date of the termination agreement to the date of closure.

(2)	Non-cash charges and credits for “Lease Exit and Other Related Costs” primarily represent deferred rent balances recognized as expense credits at the cease-use date.

(3)	Includes $0.2 million of employee termination costs for the Global Consumer Products Group (“CPG”) segment for the 39 week period ended June 28, 2009.
2008 Restructuring Charges
The Company recognized $167.7 million of restructuring charges in the 13 weeks and 39 weeks ended June 29, 2008, comprised of store asset impairments related to Starbucks July 2008 announcement that it would close approximately 600 stores in its US market.

Note 3: Investments
Available-for-sale securities
The Company’s available-for-sale securities as of June 28, 2009 were as follows (in millions):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Losses	Gains	Value
Short-term investments
Corporate debt securities	$5.5	$—	$0.1	$5.6

Long-term investments
State and local government obligations	$58.4	$(2.5)	$—	$55.9
Corporate debt securities	11.5	—	0.7	12.2

Total long-term investments	$69.9	$(2.5)	$0.7	$68.1

Total available-for-sale securities	$75.4	$(2.5)	$0.8	$73.7

For available-for-sale securities, proceeds from sales were $5.0 million for both the 13 weeks and 39 weeks ended June 28, 2009. Additionally, in the third quarter of fiscal 2009, one of the Company’s auction rate securities (“ARS”) was called at par value of $7.4 million. There were immaterial amounts of realized gains and realized losses during the 13-week and 39-week periods.
As of June 28, 2009, the Company’s long-term available-for-sale securities of $68.1 million included $55.9 million invested in ARS. ARS have long-dated maturities but provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. Due to the auction failures that began in mid-February 2008, these securities became illiquid and were classified as long-term investments. The investment principal associated with the failed auctions will not be accessible until:
•	successful auctions resume;

•	an active secondary market for these securities develops;

•	the issuers replace these securities with another form of financing; or

•	final payments are made according to the contractual maturities of the debt issues which range from 21 to 36 years.
The Company intends to hold the ARS until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.
The Company has $2.5 million of accumulated unrealized losses on ARS, determined to be temporary, which is included in accumulated other comprehensive income as a reduction in shareholders’ equity. The Company’s ARS are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education. As of June 28, 2009, approximately $41.6 million in ARS was rated triple-A by two or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. All of the remaining securities were rated investment grade.
The following table presents the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired, as of June 28, 2009 (in millions):
Consecutive Monthly Unrealized Losses

Greater Than
	Less Than		or Equal to
	12 Months		12 months
	Gross		Gross
	Unrealized		Unrealized
	Holding	Fair	Holding	Fair
	Losses	Value	Losses	Value
State and local government obligations	$—	$—	$(2.5)	$55.9

Gross unrealized holding losses on the state and local obligations consist of unrealized losses on the Company’s eleven ARS. As Starbucks has the ability and intent to hold its available-for-sale securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired. Long-term corporate debt securities generally mature in less than five years.
There were no realized losses recorded for other-than-temporary impairments during the 13-week and 39-week periods ended June 28, 2009.
Trading securities
Changes in net unrealized holding gains/losses in the trading portfolio included in earnings were a net gain of $5.4 million for the 13-week period ended June 28, 2009 and a net loss of $10.6 million for the 39-week period ended June 28, 2009.
Cost Method Investments
The Company has equity interests in entities that develop and operate Starbucks licensed retail stores in several global markets. The value of these investments was $35.2 million as of June 28, 2009. Additionally, Starbucks has investments in privately held equity securities unrelated to Starbucks licensed retail stores. The value of these investments was $2.5 million as of June 28, 2009. Management compared the estimated fair value of each cost method investment to its related carrying value as of June 28, 2009, and recognized a loss of $0.3 million on one of the investments that is unrelated to Starbucks licensed retail stores.
Note 4: Derivative Financial Instruments
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
See Note 5 for additional information on the Company’s fair value measurements related to derivative instruments.
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
The Company had net derivative gains of $5.0 million, net of taxes, in accumulated OCI as of June 28, 2009, related to cash flow hedges. Of this amount, $0.6 million of net derivative gains pertains to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. No cash flow hedges were discontinued during the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008. Outstanding contracts will expire within 39 months.
Net Investment Hedges
Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as the Company’s net investments in its Canada, UK and China subsidiaries, to minimize foreign currency exposure.

The Company had net derivative losses of $15.4 million, net of taxes, in accumulated OCI as of June 28, 2009, related to net investment derivative hedges. Outstanding contracts will expire within 20 months.
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
In the third quarter of fiscal 2009, the Company entered into certain swap and futures contracts that are not designated as hedging instruments under SFAS 133 to mitigate the price uncertainty of a portion of its future purchases of dairy products and diesel fuel. These contracts are recorded at fair value, with the changes in fair value recognized in “Interest income and other, net” on the consolidated statement of earnings.
The following table presents the fair values of derivative instruments on the consolidated balance sheet as of June 28, 2009 (in millions):

	Assets		Liabilities
Contract Type	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Cash Flow Hedges:
Foreign Exchange	Prepaid expenses and other current assets	$9.2	Other accrued expenses	$4.5

Foreign Exchange	Other assets	13.7	Other long-term liabilities	2.7

Commodity	Prepaid expenses and other current assets	—	Other accrued expenses	—

		22.9		7.2
Net Investment Hedges:
Foreign Exchange	Prepaid expenses and other current assets	1.2	Other accrued expenses	3.0
Foreign Exchange	Other assets	—	Other long-term liabilities	2.5

		1.2		5.5

Total Derivatives under SFAS 133		$24.1		$12.7

Derivatives not designated as hedging instruments under SFAS 133:
Foreign Exchange	Prepaid expenses and other current assets	$0.4	Other accrued expenses	$15.0
Commodity	Prepaid expenses and other current assets	0.8	Other accrued expenses	0.4

Total Derivatives not under SFAS 133		1.2		15.4

Total Derivatives		$25.3		$28.1

The following table presents the effect of derivative instruments on the consolidated statements of earnings for the 13-week and 39-week periods ended June 28, 2009 (in millions):

			Location of Gain/(Loss)	Gain/(Loss) reclassed from
			reclassified from Accumulated	Accumulated OCI to Net
	Gain/(Loss) recognized in OCI		OCI into Net Earnings -	Earnings
Contract Type	13 Weeks	39 Weeks	Effective Portion	13 Weeks	39 Weeks
Derivatives designated as hedging instruments under SFAS 133:
Cash Flow Hedges:
Foreign Exchange(1)	$(13.5)	$25.7	Total net revenue	$(0.6)	$(2.8)
			Cost of sales including occupancy costs	2.0	5.0
Commodity	(3.9)	(1.5)	Cost of sales including occupancy costs	(0.2)	(0.3)
Interest rate (2)	—	—	Interest expense	(0.2)	(0.5)

	(17.4)	24.2		1.0	1.4
Net Investment Hedges:
Foreign Exchange (3)	(8.2)	(3.8)		—	—

Total	$(25.6)	$20.4		$1.0	$1.4

	Location of Gain/(Loss) recognized in	Gain/(Loss) recognized in Net Earnings
	Net Earnings	13 Weeks	39 Weeks
Derivatives not designated as hedging instruments under SFAS 133
Foreign Exchange	Interest Income and Other, net	$(24.7)	$20.8
Commodity	Interest Income and Other, net	$(0.3)	$(0.3)

(1)	During both the 13 weeks and 39 weeks ended June 28, 2009, $1.1 million and $1.6 million of gain, respectively, was recognized in “Interest income and other, net,” related to the ineffective portion.

(2)	The Company entered into, dedesignated and settled forward interest rate contracts to hedge movements in interest rates prior to issuing its $550 million 6.25% Senior Notes in fiscal 2007. The resulting net losses from these contracts will continue to be reclassified to “Interest expense” on the consolidated statements of earnings over the life of the Senior Notes due in 2017.

(3)	During the 13 weeks and 39 weeks ended June 28, 2009, $0.4 million and $3.1 million of gain, respectively, were recognized in “Interest income and other, net,” related to the ineffective portion.
The Company had the following outstanding derivative contracts as of June 28, 2009, based on notional amounts:
•	$695 million in foreign exchange contracts

•	$20 million in dairy contracts

•	$11 million in diesel contracts

•	$0.3 million in green coffee contracts
Note 5: Fair Value Measurements
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
SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2009 (in millions):

	Jun 28,
	2009	Level 1	Level 2	Level 3
Assets:
Trading securities	$39.2	$39.2	$—	$—
Available-for-sale securities	73.7	—	17.8	55.9
Derivatives	25.3	—	25.3	—

Total	$138.2	$39.2	$43.1	$55.9

Liabilities:
Derivatives	$28.1	$—	$28.1	$—
Trading securities include mutual funds and exchange-traded-funds, which the Company holds as an economic hedge against its liability under the Management Deferred Compensation Plan (“MDCP”). For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.
Available-for-sale securities include corporate bonds and auction-rate securities (“ARS”) collateralized by student loans, substantially all of which are guaranteed by the United States Department of Education. The Company uses observable direct and indirect inputs for corporate bonds, which are considered Level 2 instruments. Level 3 instruments are comprised solely of ARS, all of which are considered to be illiquid due to the auction failures that began in mid-February 2008. The Company values ARS using an internally developed valuation model, whose inputs include interest rate curves, credit and liquidity spreads, and effective maturity.
Derivative assets and liabilities include foreign currency forward contracts, commodity swaps and futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative assets and liabilities are coffee and dairy futures contracts and are included in Level 1. Derivative assets and liabilities included in Level 2 are over-the-counter currency forward contracts and commodity swaps whose fair values are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and forward and spot prices for currencies and commodities.
Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table presents the changes in Level 3 instruments measured on a recurring basis for the 39 weeks ended June 28, 2009 (in millions):

ARS
Beginning balance, September 28, 2008	$59.8
Total reduction in unrealized losses included in other comprehensive income	3.5
Purchases, sales, issuances, and settlements	(7.4)
Transfers in (out) of Level 3	—

Ending balance, June 28, 2009	$55.9

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company measures certain financial assets, including its cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the 13 weeks and 39 weeks ended June 28, 2009, the Company recorded $0.3 million of other-than-temporary impairment for one of its cost method investments in privately held equity securities that is unrelated to Starbucks licensed retail stores.

Note 6: Inventories
Inventories consisted of the following (in millions):

	Jun 28,	Sep 28,	Jun 29,
	2009	2008	2008
Coffee:
Unroasted	$451.4	$377.7	$374.7
Roasted	56.5	89.6	84.8
Other merchandise held for sale	92.2	120.6	103.9
Packaging and other supplies	103.5	104.9	99.3

Total	$703.6	$692.8	$662.7

As of June 28, 2009, the Company had committed to purchasing green coffee totaling $205 million under fixed-price contracts and an estimated $95 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Jun 28,	Sep 28,
	2009	2008
Land	$57.6	$59.1
Buildings	235.3	217.7
Leasehold improvements	3,308.6	3,363.1
Store equipment	1,076.7	1,045.3
Roasting equipment	272.3	220.7
Furniture, fixtures and other	588.2	517.8
Work in progress	124.1	293.6

	5,662.8	5,717.3
Less accumulated depreciation and amortization	(3,068.7)	(2,760.9)

Property, plant and equipment, net	$2,594.1	$2,956.4

Note 8: Debt
The Company’s debt consisted of the following (in millions):

	Jun 28,	Sep 28,
	2009	2008
Commercial paper program (weighted average interest rate 3.4%)	$—	$413.0
Revolving credit facility (weighted average interest rate of 3.5%)	—	300.0
Current portion of long-term debt	0.4	0.7

Short-term debt	0.4	713.7
6.25% Senior Notes (due Aug 2017)	549.3	549.2
Other long-term debt	0.1	0.4

Long-term debt	549.4	549.6

Total debt	$549.8	$1,263.3

Note 9: Other Long-term Liabilities
The Company’s other long-term liabilities consisted of the following (in millions):

	Jun 28,	Sep 28,
	2009	2008
Deferred rent	$275.4	$303.9
Unrecognized tax benefits	54.6	60.4
Asset retirement obligations	43.4	44.6
Minority interest	15.5	18.3
Other	18.9	15.2

Total	$407.8	$442.4

Note 10: Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 28, 2009.
Share repurchase activity under the Company’s publicly announced plans was as follows (in millions, except for average price data):

	39 Weeks Ended
	Jun 28, 2009	Jun 29, 2008
Number of shares acquired	—	12.2
Average price per share of acquired shares	—	$24.12

Total accrual-based cost of acquired shares	—	$295.3
Total cash-based cost of acquired shares	—	$311.4
Comprehensive Income
Comprehensive income, net of related tax effects, was as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	Jun 28, 2009	Jun 29, 2008	Jun 28, 2009	Jun 29, 2008
Net earnings/(loss)	$151.5	$(6.7)	$240.8	$310.1
Unrealized holding gains/(losses) on available-for-sale securities	0.7	(0.6)	3.0	(0.6)
Unrealized holding gains/(losses) on cash flow hedging instruments	(10.7)	0.7	14.9	1.1
Unrealized holding gains/(losses) on net investment hedging instruments	(5.1)	2.8	(2.4)	(2.6)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges	(1.1)	1.2	(0.6)	3.6

Net unrealized gain/(loss)	(16.2)	4.1	14.9	1.5
Translation adjustment	26.6	(9.6)	(15.5)	23.5

Total comprehensive income/(loss)	$161.9	$(12.2)	$240.2	$335.1

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	Jun 28, 2009	Sep 28, 2008
Net unrealized gains/(losses) on available-for-sale securities	$(1.1)	$(4.1)
Net unrealized gains/(losses) on hedging instruments	(10.3)	(22.2)
Translation adjustment	59.2	74.7

Accumulated other comprehensive income	$47.8	$48.4

Note 11: Employee Stock Plans
The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors and consultants. As of June 28, 2009, there were 36.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards.
Stock Option Exchange Program
On March 18, 2009, Starbucks shareholders approved a proposal to allow for a one-time stock option exchange program, designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices. Stock options eligible for exchange were those with an exercise price per share greater than $19.00 that were granted prior to December 1, 2007 under the Company’s Amended and Restated 2005 Long-Term Equity Incentive Plan (the “2005 Plan”), the Amended and Restated Key Employee Stock Option Plan-1994 or the 1991 Company-Wide Stock Option Plan. On May 1, 2009 Starbucks commenced the option exchange program, which expired on May 29, 2009. A total of 14.3 million eligible stock options were tendered by employees, representing 65% of the total stock options eligible for exchange. On June 1, 2009, the Company granted an aggregate of 4.7 million new stock options in exchange for the eligible stock options surrendered. The exercise price of the new stock options is $14.92, which was the closing price of Starbucks common stock on June 1, 2009. The new stock options were granted under the 2005 Plan. No incremental stock option expense was recognized for the exchange, which was determined to be fair value neutral under SFAS 123(R), because the fair value of the surrendered options, as determined based on the Black-Scholes option pricing model, was equal to the fair value, in the aggregate, of the eligible options being exchanged.
The Company also has employee stock purchase plans (“ESPP”). The ESPP for US employees was amended in March 2009 to change the employees’ purchase price to 95% of the fair market value of the stock on the last business day of the quarterly offering period. Prior to the amendment, the employees’ purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period.
The following table presents total stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	13 Weeks Ended		39 Weeks Ended
	Jun 28, 2009	Jun 29, 2008	Jun 28, 2009	Jun 29, 2008
Stock option expense	$16.6	$15.4	$47.7	$47.3
RSU expense	3.9	2.1	10.4	3.1
ESPP expense	0.1	2.9	5.0	9.3

Total stock-based compensation expense	$20.6	$20.4	$63.1	$59.7

Options
The following table presents the weighted average assumptions used to value stock options granted outside of the stock option exchange program described above, along with the related weighted average grant price for the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008:

	13 Weeks Ended		39 Weeks Ended
	Jun 28, 2009	Jun 29, 2008	Jun 28, 2009	Jun 29, 2008
Expected term (in years)	4.5	4.5	4.9	4.7
Expected stock price volatility	43.8%	30.9%	44.4%	29.1%
Risk-free interest rate	2.0%	3.2%	2.2%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average grant price	$12.90	$17.44	$8.78	$22.39
Estimated fair value per option granted	$4.93	$5.40	$3.54	$6.93
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
The following table summarizes all stock option transactions from September 29, 2008 through June 28, 2009 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value
Outstanding, September 28, 2008	63.0	$20.96	5.7	$114.9
Granted	34.9	9.60
Exercised	(4.6)	6.17
Forfeited/Cancelled/Exchanged	(25.6)	24.94

Outstanding, June 28, 2009	67.7	14.59	6.7	216.3

Exercisable, June 28, 2009	30.1	17.19	4.0	67.5
Vested and expected to vest, June 28, 2009	60.9	15.00	6.4	183.1
The closing market value of the Company’s stock on June 26, 2009 was $14.53. As of June 28, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $79 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.9 years.
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
The following table summarizes all RSU transactions from September 29, 2008 through June 28, 2009 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Number	Grant Date	Remaining	Aggregate
	of	Fair Value	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
Nonvested, September 28, 2008	2.0	$17.36	2.5	$30.5
Granted	3.3	8.71
Vested	—	—
Forfeited/Cancelled	(0.8)	14.21

Nonvested, June 28, 2009	4.5	11.63	1.9	66.0

As of June 28, 2009, total unrecognized stock-based compensation expense related to nonvested RSUs was approximately $37 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.6 years.

Note 12: Earnings/(Loss) Per Share
The following table presents the calculation of net earnings/(loss) per common share (“EPS”) — basic and diluted (in millions, except EPS):

	13 Weeks Ended		39 Weeks Ended
	Jun 28,	Jun 29,	Jun 28,	Jun 29,
	2009	2008	2009	2008
Net earnings/(loss)	$151.5	$(6.7)	$240.8	$310.1
Weighted average common shares and common stock units outstanding (for basic calculation)	739.4	731.7	737.9	730.7
Dilutive effect of outstanding common stock options and RSUs	7.3	—	4.0	11.0

Weighted average common and common equivalent shares outstanding (for diluted calculation)	746.7	731.7	741.9	741.7

EPS — basic	$0.20	$(0.01)	$0.33	$0.42
EPS — diluted	$0.20	$(0.01)	$0.32	$0.42
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.
The number of antidilutive options and RSUs totaled 37.3 million for the 13-week period ended June 28, 2009. Potential dilutive options and RSUs of 69.8 million for the 13-week period ended June 29, 2008 were not included in the computation of diluted net loss per common share, because to do so would have decreased the loss per share for the period. The number of antidilutive options and RSUs totaled 62.6 million and 40.7 million for the 39-week periods ended June 28, 2009 and June 29, 2008, respectively.
Note 13: Commitments and Contingencies
Guarantees
The following table presents information on unconditional guarantees as of June 28, 2009 (in millions):

			Fair value estimate
	Maximum	Year Guarantee	recorded on
	Exposure	Expires in	Balance Sheet
Japanese yen-denominated bank loans (Starbucks Japan — an unconsolidated equity investee)	$3.5	2014	$— (1)
Borrowings of other unconsolidated equity investees	$17.1	2012	$3.7

(1)	Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheets.

Legal Proceedings
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleges that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleges that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violate the Labor Code, they also are unfair practices under the California Unfair Competition Law. In addition to recovery of an unspecified amount of tips distributed to shift supervisors, the lawsuit seeks penalties under California Labor Code Section 203 for willful failure to pay wages due. Plaintiff also seeks attorneys’ fees and costs. On February 28, 2008, the trial court ruled against the Company in the liability phase of the trial and on March 20, 2008 the court ordered the Company to pay approximately $87 million in restitution, plus interest. The Company appealed the decision of the trial court and on June 2, 2009 the California Court of Appeal reversed the trial court’s judgment in its entirety and ruled in favor of Starbucks. The Court of Appeal denied plaintiffs’ petition for rehearing and reaffirmed its ruling on July 2, 2009. The plaintiffs have filed a petition with the California Supreme Court on July 13, 2009 seeking review of the decision of the Court of Appeal. Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is reasonably possible rather than probable. The Company has not accrued any loss related to this litigation.
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

Note 14: Segment Reporting
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United			Unallocated
	States	International	Global CPG	Corporate(1)	Total
13 Weeks Ended
June 28, 2009
Company-operated retail revenues	$1,613.2	$400.6	$—	$—	$2,013.8
Licensing revenues	129.4	65.3	106.3	—	301.0
Foodservice and other revenues	77.6	11.5	—	—	89.1
Total net revenues	1,820.2	477.4	106.3	—	2,403.9
Depreciation and amortization expenses	95.6	26.3	—	11.8	133.7
Income from equity investees	—	15.5	14.2	—	29.7
Operating income/(loss)	204.6	34.4	49.2	(84.2)	204.0
Earnings/(loss) before income taxes	212.0	47.7	49.2	(91.6)	217.3
Net impairment and disposition losses	32.9	6.8	—	13.6	53.3
June 29, 2008
Company-operated retail revenues	$1,730.4	$449.8	$—	$—	$2,180.2
Licensing revenues	119.2	71.4	90.7	—	281.3
Foodservice and other revenues	98.1	14.4	—	—	112.5
Total net revenues	1,947.7	535.6	90.7	—	2,574.0
Depreciation and amortization expenses	101.9	27.9	—	10.0	139.8
Income/(loss) from equity investees	(0.6)	14.8	14.8	—	29.0
Operating income/(loss)	(27.8)	35.5	48.7	(78.0)	(21.6)
Earnings/(loss) before income taxes	(25.9)	35.5	48.7	(91.5)	(33.2)
Net impairment and disposition losses	194.2	1.2	—	(0.3)	195.1
39 Weeks Ended
June 28, 2009
Company-operated retail revenues	$4,977.2	$1,174.6	$—	$—	$6,151.8
Licensing revenues	404.2	198.5	315.4	—	918.1
Foodservice and other revenues	248.8	33.7	—	—	282.5
Total net revenues	5,630.2	1,406.8	315.4	—	7,352.4
Depreciation and amortization expenses	290.2	75.6	—	36.3	402.1
Income from equity investees	0.5	38.5	39.4	—	78.4
Operating income/(loss)	429.2	53.3	146.0	(265.9)	362.6
Earnings/(loss) before income taxes	447.0	60.5	146.0	(303.0)	350.5
Net impairment and disposition losses	106.2	38.2	—	54.6	199.0
June 29, 2008
Company-operated retail revenues	$5,346.2	$1,328.4	$—	$—	$6,674.6
Licensing revenues	372.2	200.7	287.6	—	860.5
Foodservice and other revenues	291.8	40.7	—	—	332.5
Total net revenues	6,010.2	1,569.8	287.6	—	7,867.6
Depreciation and amortization expenses	302.5	80.1	—	28.5	411.1
Income/(loss) from equity investees	(0.9)	42.1	35.9	—	77.1
Operating income/(loss)	477.0	107.4	142.0	(236.7)	489.7
Earnings/(loss) before income taxes	486.3	116.3	142.0	(283.9)	460.7
Net impairment and disposition losses	225.7	12.0	—	(0.2)	237.5

(1)	Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any operating segment and are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses, restructuring charges, and amounts included in “Interest income and other, net” and “Interest expense” on the consolidated statements of earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of the Company’s restructuring and other initiatives and charges, expenses and potential cost reductions relating thereto, liquidity, other financial results, capital expenditures, cash flow from operations, free cash flow, anticipated store openings and closings, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of the Company’s restructuring and other initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in Part I Item IA. “Risk Factors” in the Company’s 10-K.
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
Management Overview
The Company continues to face a challenging economic climate, with consumer spending being negatively impacted by the ongoing global recession, as well as an increasingly competitive landscape. In this difficult environment, Starbucks continues to execute the comprehensive restructuring efforts that it began in fiscal 2008 to position the Company for long-term profitable growth. These efforts have been focused on rationalizing the global Company-operated store base, right-sizing the non-retail support organization, and reducing the Company’s cost structure.
Starbucks actions to rationalize its global store portfolio have included the announcements (in July 2008 and January 2009) of plans to close a total of approximately 800 Company-operated stores in the US, restructure its Australia market, and close approximately 100 additional Company-operated stores internationally. Since those announcements, 676 US stores, 61 stores in Australia and 28 other International stores have been closed.
Initiatives targeting $550 million of reductions in the Company’s cost structure in fiscal 2009 have proceeded as planned. These targeted cost reductions and associated operational efficiency efforts, along with a more profitable Company-operated store base, have been designed to move Starbucks toward a more sustainable business model, one that is less reliant on high revenue growth to drive profitability, while preserving the fundamental strengths and values of the brand. The operational efficiency efforts are primarily focused on store level execution and include improved staffing models and better management of waste in coffee, dairy and food.
The Company believes its continued strong cash flow generation, solid balance sheet, and healthy liquidity provide it with the financial flexibility to implement the restructuring efforts as well as make ongoing investments in its core business.
Starbucks third quarter operating results reflect lower restructuring expenses associated with the store closures and other restructuring actions compared to the prior year quarter, as well as the successful ongoing execution of the cost reduction initiatives and related operational efficiency efforts. Nevertheless, the ongoing global recession continues to impact revenues and comparable store sales. Consolidated revenues declined 7% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Consolidated comparable store sales declined by 5% for the third quarter of fiscal 2009, with comparable store sales declines of 6% in the US and 2% in International for the period. In comparison, consolidated comparable store sales declined by 8% for the second quarter of fiscal 2009 and declined by 9% for the first quarter of fiscal 2009. The negative comparable store sales are in large part a result of the ongoing global economic crisis and its effects on consumers’ discretionary spending, although other factors within the Company’s control, such as the previous rapid pace of store openings and store level execution, have also impacted the Company’s recent performance.
Financial Highlights for the Third Quarter and Year to Date Periods of Fiscal 2009
•	Consolidated operating income was $204 million for the third quarter of fiscal 2009 compared to a loss of $22 million in the prior year period, and operating margin was 8.5% compared with (0.8)% in the prior year period. Approximately 440 basis points of the increase in operating margin was the result of lower restructuring charges in the third quarter of fiscal 2009 compared to the prior year. The successful execution of the cost reduction initiatives and related operational efficiency efforts contributed significantly to the margin improvement.

•	EPS for the third quarter of fiscal 2009 was $0.20, compared to EPS of $(0.01) reported in the prior year period. Restructuring charges impacted EPS by approximately $0.04 per share in the third quarter of fiscal 2009 and restructuring and other transformation costs impacted EPS by approximately $0.17 in the third quarter of fiscal 2008.

•	Cash flow from operations was $1.0 billion for the 39 weeks ended June 28, 2009, comparable to the $1.1 billion produced for the same period in fiscal 2008, while capital expenditures declined to $344 million for the 39 weeks ended June 28, 2009 versus $734 million for the previous year period. Available operating cash flows during the three quarters of fiscal 2009 were primarily used to reduce short-term borrowings to a zero balance at the end of the third quarter, down from $713 million at the beginning of the fiscal year.

•	The Company delivered approximately $175 million in reductions to its cost structure in the third quarter of fiscal 2009, producing year-to-date cost reductions of approximately $370 million. The cost reduction initiatives are focused on store closures, headcount reductions, in-store efficiencies and supply chain improvements.
Fiscal 2009 — Remainder of Year Outlook
•	Stores. Starbucks now expects a net reduction of approximately 30 stores to its global store base for the full fiscal year 2009. This revised target includes a net reduction of approximately 465 Company-operated stores in the US and the net addition of approximately 70 Company-operated stores internationally. The Company now expects to open approximately 55 net new licensed stores in the US and approximately 310 net new licensed stores internationally.

•	Capital expenditures and cash flows. For fiscal 2009, capital expenditures are expected to be approximately $550 million. The Company estimates that fiscal year 2009 cash flow from operations will exceed $1 billion, with resulting free cash flow* in excess of $500 million. Starbucks defines free cash flow as cash flow from operations less capital expenditures.

•	Cost reductions. The Company is on track to achieve its goal of reducing its cost structure by approximately $550 million. As noted above, approximately $370 million of cost reductions have been achieved in the first three quarters of fiscal 2009. Starbucks expects to deliver cost reductions of approximately $180 million in the fourth quarter of fiscal 2009.

*	Free cash flow is a non-GAAP financial measure and may not be comparable to similar measures used by other companies. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. The disclosure of free cash flow is intended to supplement investors’ understanding of the Company’s operating performance.

Results of Operations for the 13 Weeks and 39 Weeks Ended June 28, 2009 and June 29, 2008 (in millions)
Consolidated results of operations
Revenues:

	13 Weeks Ended			39 Weeks Ended
	Jun 28,	Jun 29,	%	Jun 28,	Jun 29,	%
	2009	2008	Change	2009	2008	Change
Net revenues:
Company-operated retail	$2,013.8	$2,180.2	(7.6%)	$6,151.8	$6,674.6	(7.8%)
Specialty:
Licensing	301.0	281.3	7.0	918.1	860.5	6.7
Foodservice and other	89.1	112.5	(20.8)	282.5	332.5	(15.0)

Total specialty	390.1	393.8	(0.9)	1,200.6	1,193.0	0.6

Total net revenues	$2,403.9	$2,574.0	(6.6%)	$7,352.4	$7,867.6	(6.5%)
Net revenues for the 13 weeks and 39 weeks ended June 28, 2009 decreased compared to the corresponding periods of fiscal 2008, driven by decreases in Company-operated retail operations.
Starbucks derived approximately 84% of total net revenues from its Company-operated retail stores during the 13 weeks and 39 weeks ended June 28, 2009. The US segment contributed approximately 80% of total retail revenues. The decrease in consolidated net revenues was driven by a decrease in consolidated comparable store sales in both the 13 weeks and 39 weeks ended June 28, 2009. US comparable store sales declined 6% and 8% during the 13 weeks and 39 weeks ended June 28, 2009, respectively, due both to a decrease in the volume of transactions and in the average value per transaction. International total net revenues also contracted for the 13 weeks and 39 weeks ended June 28, 2009 compared to the same periods last year, primarily due to the stronger US dollar relative to the British pound and Canadian dollar. Also contributing to the decrease in International revenues was the 2% and 3% decline, respectively, in comparable store sales during the 13 weeks and 39 weeks ended June 28, 2009, driven largely by the weakening economic environment in the UK and Canada.
The Company derived the remaining approximately 16% of total net revenues from licensing and foodservice channels outside the Company-operated retail stores, collectively known as specialty operations. Licensing revenues are derived from retail store licensing arrangements as well as grocery, warehouse club and certain other branded-product operations. The decline in foodservice and other revenues in the third quarter of fiscal 2009 was driven by lower foodservice revenues primarily related to the softness in the hospitality industry.
Expenses:

	13 Weeks Ended				39 Weeks Ended
	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of Total				% of Total
			Net Revenues				Net Revenues
Cost of sales including occupancy costs	$1,043.4	$1,163.1	43.4%	45.2%	$3,283.7	$3,455.8	44.7%	43.9%
Store operating expenses	821.4	958.3	34.2	37.2	2,577.6	2,812.7	35.1	35.8
Other operating expenses	69.2	79.6	2.9	3.1	205.8	248.1	2.8	3.2
Depreciation and amortization expenses	133.7	139.8	5.6	5.4	402.1	411.1	5.5	5.2
General and administrative expenses	110.3	116.1	4.6	4.5	319.8	359.6	4.3	4.6
Restructuring charges	51.6	167.7	2.1	6.5	279.2	167.7	3.8	2.1

Total operating expenses	2,229.6	2,624.6	92.7	102.0	7,068.2	7,455.0	96.1	94.8
Income from equity investees	29.7	29.0	1.2	1.1	78.4	77.1	1.1	1.0

Operating income (loss)	$204.0	($21.6)	8.5%	(0.8)%	$362.6	$489.7	4.9%	6.2%
Supplemental ratios as a % of related revenues:
Store operating expenses			40.8%	44.0%			41.9%	42.1%
Other operating expenses			17.7%	20.2%			17.1%	20.8%

Cost of sales including occupancy costs as a percentage of total revenues decreased for the 13 weeks ended June 28, 2009 due to the implementation of operational improvements designed to lower waste in coffee, dairy and food. Lower dairy commodity costs in the US segment also contributed to the improvement. For the 39 weeks ended June 28, 2009, cost of sales including occupancy costs as a percentage of total revenues increased primarily due to higher coffee and beverage costs as a result of a mix shift to lower margin products, and higher occupancy costs due to lost sales leverage.
Store operating expenses as a percentage of Company-operated retail revenues decreased for the 13 weeks ended June 28, 2009 due primarily to the effect of labor efficiency initiatives, and to reduced headcount and spending in the regional overhead support organization as a result of the Company’s restructuring efforts.
Restructuring charges include lease exit and related costs associated with the actions to rationalize the global store portfolio and reduce the global cost structure. The actions to rationalize the store portfolio have included the announcements (in July 2008 and January 2009) of plans to close a total of approximately 800 Company-operated stores in the US, restructure its Australia market, and close approximately 100 additional Company-operated stores internationally. Since those announcements, 676 US stores, 61 stores in Australia, and 28 other International stores have been closed. See Note 2 in this 10-Q for additional discussion.
Operating income and net earnings:

	13 Weeks Ended				39 Weeks Ended
	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating income (loss)	$204.0	$(21.6)	8.5%	(0.8)%	$362.6	$489.7	4.9%	6.2%
Interest income and other, net	21.9	0.9	0.9	—	18.4	11.8	0.3	0.1
Interest expense	(8.6)	(12.5)	(0.4)	(0.5)	(30.5)	(40.8)	(0.4)	(0.5)

Earnings (loss) before income taxes	217.3	(33.2)	9.0	(1.3)	350.5	460.7	4.8	5.9
Income taxes	65.8	(26.5)	2.7	(1.0)	109.7	150.6	1.5	1.9

Net earnings (loss)	$151.5	$(6.7)	6.3%	(0.3)%	$240.8	$310.1	3.3%	3.9%

Effective tax rate			30.3%	79.8%			31.3%	32.7%
Operating margin increased during the 13 weeks ended June 28, 2009 due to significantly lower restructuring charges recorded in the current period compared to the prior year period, as well as a significant reduction in store operating expenses and lower cost of sales including occupancy costs as a percentage of total sales, as described above. For the 39 weeks ended June 28, 2009, the operating margin declined primarily due to a higher amount of restructuring charges recognized during the 39 week period ended June 28, 2009 compared to the prior year period, and higher cost of sales including occupancy costs as described above.
Net interest income and other increased for the 13 weeks ended June 28, 2009 due primarily to the impact of foreign currency fluctuations on certain balance sheet amounts. Interest expense decreased for both the 13-week and 39-week periods due to a lower average balance of short term borrowings and lower average short term borrowing rates in fiscal 2009 compared to fiscal 2008.
The relatively low effective tax rate for the 13 weeks ended June 28, 2009 was primarily due to a tax benefit for retroactive tax credits recognized in the third quarter. The effective tax rate for the 13 weeks ended June 29, 2008 of 79.8% included the impact of the release of FIN 48 tax reserves as well as an additional tax benefit recognized for the forecasted lower annual effective tax rate in fiscal 2008. The impact of these items on the effective rate for the third quarter of fiscal 2008 was unusually large in proportion to the small pretax loss of $33.2 million.
Loss on Impairment of Goodwill
Starbucks conducted its annual evaluation of goodwill in the third fiscal quarter. As a result of the evaluation, $7 million of goodwill impairment was recognized, related to the US operating segment’s Hawaii reporting unit, which is comprised of retail store operations. The impairment charge is included in Store operating expenses on the Consolidated Statements of Earnings. Additional information regarding the goodwill impairment charge is included in Note 1 in this 10-Q.
The Company continues to monitor and evaluate the carrying values of its goodwill balances. If underlying economic conditions in markets with reporting units that have goodwill were to deteriorate further, additional goodwill impairment charges could be incurred in future periods.

Operating Segments
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment:
United States

	13 Weeks Ended				39 Weeks Ended
	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of US				% of US
			Net Revenues				Net Revenues
Total net revenues	$1,820.2	$1,947.7			$5,630.2	$6,010.2
Total operating expenses	1,615.6	1,974.9	88.8%	101.4%	5,201.5	5,532.3	92.4%	92.0%
Operating income (loss)	204.6	(27.8)	11.2%	(1.4)%	429.2	477.0	7.6%	7.9%
Total net revenues decreased 7% and 6%, respectively, for the 13 weeks and 39 weeks ended June 28, 2009 due primarily to lower retail revenues. Company-operated retail revenues decreased primarily due to a 6% decline in comparable store sales for the 13 weeks ended June 28, 2009 and an 8% decline for the 39-week period, with declines occurring in both the number of transactions and in average ticket value, due to the ongoing difficult retail operating environment in the US.
Operating margin increased for the 13 weeks ended June 28, 2009 primarily due to significantly lower restructuring charges recorded this year compared to the prior year period, as well as a reduction in store operating expenses as a percentage of total revenues due primarily to the effect of labor efficiency initiatives, and to reduced headcount and spending in the regional overhead support organization as a result of the Company’s restructuring efforts. In addition, cost of sales including occupancy costs as a percentage of total revenues decreased for the 13 weeks ended June 28, 2009 due to lower dairy commodity costs and the implementation of operational improvements designed to minimize waste in coffee, dairy and food.
International

	13 Weeks Ended				39 Weeks Ended
	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of International				% of International
			Net Revenues				Net Revenues
Total net revenues	$477.4	$535.6			$1,406.8	$1,569.8
Total operating expenses	458.5	514.9	96.0%	96.1%	1,392.0	1,504.5	98.9%	95.8%
Income from equity investees	15.5	14.8	3.2	2.8	38.5	42.1	2.7	2.7

Operating income	$34.4	$35.5	7.2%	6.6%	$53.3	$107.4	3.8%	6.8%
Total net revenues decreased 11% and 10%, respectively, for the 13 weeks and 39 weeks ended June 28, 2009 due to lower retail revenues. Company-operated retail revenue decreased due to the strengthening of the US dollar against the British pound and the Canadian dollar, and to a lesser extent, comparable store sales declines of 2% and 3%, respectively, for the 13 weeks and 39 weeks ended June 28, 2009. The decline in comparable store sales was driven by the weak economic environment in the UK and Canada, the Company’s largest International company-operated markets.
Operating margin increased for the 13 weeks ended June 28, 2009 driven by reductions in general and administrative expenses due in part to headcount reductions. The operating margin contracted for the 39 weeks ended June 28, 2009 primarily due to restructuring charges of $21.4 million recognized in the current year, and to higher cost of sales including occupancy costs as a percentage of total revenues resulting primarily from higher coffee and beverage costs as a result of a mix shift to lower margin products.

Global Consumer Products Group

	13 Weeks Ended				39 Weeks Ended
	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of CPG				% of CPG
			Net Revenues				Net Revenues
Total specialty revenues	$106.3	$90.7			$315.4	$287.6
Total operating expenses	71.3	56.8	67.1%	62.6%	208.8	181.5	66.2%	63.1%
Income from equity investees	14.2	14.8	13.4	16.3	39.4	35.9	12.5	12.5

Operating income	$49.2	$48.7	46.3%	53.7%	$146.0	$142.0	46.3%	49.4%
Total specialty revenues increased 17% and 10%, respectively, for the 13 weeks and 39 weeks ended June 28, 2009 due primarily to higher coffee sales to a grocery distribution partner.
Operating margin decreased for the 13 weeks ended June 28, 2009 due to lower income from equity investees largely related to the dissolution of the Company’s previous ice cream partnership, increased marketing expenses for ready-to-drink products in Japan, and higher coffee commodity costs. Contraction of operating margin for the 39 weeks ended June 28, 2009 was primarily due to higher coffee commodity costs and promotional programs with discounts to the retailers in the current year.
Unallocated Corporate

	13 Weeks Ended				39 Weeks Ended
	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,	Jun 28,	Jun 29,
	2009	2008	2009	2008	2009	2008	2009	2008
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating loss	$84.2	$78.0	3.5%	3.0%	$265.9	$236.7	3.6%	3.0%
Total unallocated corporate expenses increased primarily as a result of restructuring charges incurred for corporate office facilities that were no longer intended to be occupied by the Company due to the reduction in positions within the non-store organization.

Financial Condition and Liquidity
The Company’s existing cash and liquid investments were $337 million and $322 million as of June 28, 2009 and September 28, 2008, respectively.
The Company manages its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings.
Included in the cash and liquid investment balances are the following:
•	A portfolio of unrestricted trading securities, designed to hedge the Company’s liability under its Management Deferred Compensation Plan. The value of this portfolio was $39 million and $49 million as of June 28, 2009 and September 28, 2008, respectively. The decrease was primarily driven by declines in market values of the underlying equity funds. See Note 5 for further details.

•	Unrestricted cash and liquid securities held within the Company’s wholly owned captive insurance company to fund claim payouts. The value of these unrestricted cash and liquid securities was approximately $29 million and $24 million as of June 28, 2009 and September 28, 2008, respectively.
As of June 28, 2009, the Company had $74 million invested in available-for-sale securities. Included in available-for-sale securities were $56 million of ARS, compared with $60 million of ARS held as of September 28, 2008, with the decline due to calls of individual securities. As described in more detail in Note 3, while the ongoing auction failures will limit the liquidity of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.
Credit rating agencies currently rate the Company’s borrowings as follows:

Description	Standard & Poor’s	Moody’s
Short-term debt	A-3	P-3
Senior unsecured long-term debt	BBB	Baa3
Outlook	Negative	Stable
On May 13, 2009, Moody’s lowered the Company’s long-term debt rating from Baa2 to Baa3 and downgraded its short-term rating from P-2 to P-3. At the same time, Moody’s outlook was changed to stable. As a result of the Moody’s short-term rating downgrade, along with Standard & Poor’s short term downgrade to A-3 in February 2009, commercial paper has become less liquid and more expensive than borrowing under Starbucks credit facility. Consequently, the Company has been utilizing its credit facility for almost all short-term borrowing needs. Management is unlikely to make significant use of its commercial paper program until its short-term ratings improve.
Despite limited access to the commercial paper markets, management believes that cash flow from operations, supplemented as needed by the $1 billion in short-term borrowing capacity under the Company’s revolving credit facility, will be sufficient to fund the business for the foreseeable future.
The Company’s credit facility contains provisions requiring Starbucks to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. As of June 28, 2009 and September 28, 2008, the Company was in compliance with each of these covenants. On June 8, 2009, the credit facility was amended to more accurately reflect the parties’ intent with respect to Amendment No. 4 to the credit facility. Amendment No. 5 to the credit facility did not impact the Company’s borrowing terms, facility size, or covenant ratio, and was completed at minimal cost to the Company.
The $550 million of 10-year 6.25% Senior Notes, issued in fiscal 2007, also require Starbucks to maintain compliance with certain covenants that limit future liens and sale and leaseback transactions on certain material properties. As of June 28, 2009 and September 28, 2008, the Company was in compliance with each of these covenants.
The Company generated strong operating cash flow during the 39-week period ending June 28, 2009 and used its free cash flow to reduce its short-term borrowings from $713 million at the end of fiscal 2008 to a zero balance at the end of the third quarter of fiscal 2009. The Company currently expects the amount of borrowings under its credit facility to remain below $50 million for the remainder of the fiscal year.

The Company expects to use its cash and liquid investments, including any borrowings under its credit facility and commercial paper program to invest in its core businesses, including new beverage innovations, as well as other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees. Any decisions to increase its ownership interest in its equity method investees or licensed operations will be driven by valuation and fit with the Company’s ownership strategy and are likely to be infrequent.
Depending on market conditions and within the constraint of maintaining an appropriate capital structure, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Due to the ongoing challenging operating and economic environment, the Company continues to be conservative in its uses of cash, and did not repurchase any shares in the first three quarters of fiscal 2009 and does not currently anticipate any share repurchases for the remainder of fiscal 2009. Management believes that cash flows generated from operations and existing cash and liquid investments should be sufficient to finance capital requirements for its core businesses for the foreseeable future, as well as to fund the cost of lease termination and related costs from the US and International store closures. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2009 are expected to consist primarily of capital expenditures for remodeling and refurbishment of existing Company-operated retail stores, new Company-operated retail stores, and new equipment to support enhanced quality standards and expanded offerings in the stores, as well as payments for lease exit cost related to its restructuring activities. Other capital expenditures for the balance of fiscal 2009 are expected to consist principally of investments in information technology systems and in the Company’s global supply chain operations. Total capital expenditures for fiscal 2009 are expected to be approximately $550 million.
Cash provided by operating activities decreased by $62 million to $1.0 billion for the 39 weeks ended June 28, 2009 compared to the corresponding period of fiscal 2008. The decrease was primarily due to lower net earnings in the current year.
Cash used by investing activities for the 39 weeks ended June 28, 2009 totaled $310 million. Capital additions to property, plant and equipment used $344 million, primarily from opening new Company-operated retail stores and remodeling certain existing stores during the first three quarters of fiscal 2009.
Cash used by financing activities for the 39 weeks ended June 28, 2009 totaled $682 million. Net repayments of commercial paper and short-term borrowings under the credit facility were $713 million. As of June 28, 2009, a total of $14 million in letters of credit were outstanding under the credit facility, leaving $986 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.
Contractual Obligations
There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 10-K.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to guarantees and are detailed in Note 13 in this 10-Q.

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
Seasonality and Quarterly Results
The Company’s business is subject to seasonal fluctuations, including fluctuations in sales resulting from the holiday season. The Company’s cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. Quarterly results are affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 in this 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates.
Foreign Currency Exchange Risk
As discussed in Note 4 in this 10-Q, Starbucks enters into certain hedging transactions to help mitigate its exposure to foreign currency denominated revenues, purchases, assets and liabilities.
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
June 28, 2009

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate
Foreign currency hedges	$57	$(57)	$12	$(12)
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

During the third quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (June 28, 2009).
During the third quarter of fiscal 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-Q.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of Legal Proceedings in Note 13 of this 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended June 28, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period (1)	Purchased (2)	Share	Programs (3)	or Programs (3)
March 30, 2009 — April 26, 2009	5,905	$12.57	—	6,272,128
April 27, 2009 — May 24, 2009	—	—	—	6,272,128
May 25, 2009 — June 28, 2009	5,819	$15.17	—	6,272,128

Total	11,724		—

(1)	Monthly information is presented by reference to the Company’s fiscal months during the third quarter of fiscal 2009.

(2)	These amounts represent shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options.

(3)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The Board of Directors initially authorized the repurchase of 25 million shares of common stock (publicly announced on May 3, 2007) and later authorized the repurchase of up to five million additional shares (publicly announced on January 30, 2008). Neither of these authorizations has an expiration date.

Item 6. Exhibits

Incorporated by Reference
Exhibit				Date of		Filed
No.	Exhibit Description	Form	File No.	First Filing	Exhibit	Herewith
10.1*	Consulting Agreement dated April 6, 2009 between Starbucks Corporation and Olden Lee					X

10.2	Amendment No. 5 to Credit Agreement, dated June 8, 2009, among Starbucks Corporation, Bank of America, N.A., as Administrative Agent and the Lenders party thereto					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 28, 2009, formatted in XBRL:(i)Condensed Consolidated Statements of Earnings, (ii)Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	—	—	—	—	—

*	Denotes a compensatory plan, contract or arrangement in which the Company’s directors or executive officers may participate.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 4, 2009

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer