Form 10-K
period 2009-09-27
STARBUCKS CORP
filed 2009-11-20
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2009
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 27, 2009 as reported on the NASDAQ Global Select Market was $8.4 billion. As of November 13, 2009, there were approximately 740.2 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 24, 2010 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

Form 10-K

For the Fiscal Year Ended September 27, 2009

PART I

Item 1.	Business

General

Starbucks is the premier roaster and retailer of specialty coffee in the world. Starbucks Corporation was formed in 1985 and its common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SBUX.” Starbucks (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, a selection of premium teas, and beverage-related accessories and equipment, primarily through Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels such as licensed retail stores and, through certain of its licensees and equity investees, Starbucks produces and sells a variety of ready-to-drink beverages. All channels outside the Company-operated retail stores are collectively known as specialty operations.

The Company’s objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this goal, the Company plans to continue disciplined global expansion of its retail and licensed store base, to introduce relevant new products in all its channels, and to selectively develop new channels of distribution. The Company’s Global Responsibility strategy and commitments related to coffee and the communities it does business in, as well as its focus on being an employer of choice, are also key complements to its business strategies.

Segment Financial Information

Starbucks has three reportable operating segments, and each segment provided the indicated percentage of total net revenues for fiscal year ended September 27, 2009 (“fiscal 2009”): United States (“US”) (73%), International (19%) and Global Consumer Products Group (“CPG”) (8%). In the fourth fiscal quarter of 2009, the Company changed the composition of its reportable segments. The US foodservice business, which was previously reported in the US segment, is now reported in the CPG segment, as a result of internal management realignments within the US and CPG businesses. Segment information for all prior periods presented has been revised to reflect this change.

The US and International segments both include Company-operated retail stores and certain components of specialty operations. Specialty operations within the US include licensed retail stores and other initiatives related to the Company’s core business. International specialty operations primarily consist of retail store licensing operations in nearly 40 countries and foodservice accounts in Canada and the United Kingdom (“UK”). The International segment’s largest markets, based on number of Company-operated and licensed retail stores, are Canada, Japan and the UK. The CPG segment includes packaged coffee and tea, and other branded products sold worldwide through channels such as grocery stores, warehouse clubs and convenience stores, and US foodservice accounts. CPG operates a significant portion of its business through licensing arrangements and joint ventures with large consumer products business partners. This operating model leverages the business partners’ existing infrastructures and as a result, the CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to the Company’s other two reporting segments, which consist primarily of retail stores.

Financial information about Starbucks segments is included in Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K (“10-K” or “Report”).

Revenue Components

Revenue components as a percentage of total net revenues and related specialty revenues for the fiscal year ended September 27, 2009:

	% of	% of
	Total Net	Specialty
Revenues	Revenues	Revenues

Company-operated retail	84%

Specialty:
Licensing:
Retail stores	8	50%
Packaged coffee and tea	4	23
Branded products	<1	4

Total licensing	12	77
Foodservice and other:
Foodservice	4	23
Other initiatives	<1	<1

Total foodservice and other	4	23

Total specialty	16	100%

Total net revenues	100%

Company-operated and Licensed Retail Store Summary as of September 27, 2009

				As a% of Total
		As a% of Total		International		As a% of
	US	US Stores	International	Stores	Total	Total Stores

Company-operated stores	6,764	61%	2,068	38%	8,832	53%
Licensed stores	4,364	39	3,439	62	7,803	47

Total	11,128	100%	5,507	100%	16,635	100%

Starbucks mix of Company-operated versus licensed stores in a given market will vary based on several factors. Some of these factors include the ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks, and the ability to leverage the Company’s support infrastructure in an existing geographic region.

Company-operated Retail Stores

The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products, and by providing each customer a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service as well as clean and well-maintained Company-operated retail stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.

Starbucks disciplined strategy for expanding its global retail business is to increase its market share by selectively opening additional stores in existing markets, opening stores in new markets, and increasing sales in existing stores, to support its long term strategic objectives. Store growth in specific existing markets will vary due to many factors, including the maturity of the market.

As described in more detail in Management’s Discussion and Analysis in this 10-K, Starbucks has taken a number of actions in fiscal 2008 and 2009 to rationalize its store portfolio. These actions have included plans (announced in July 2008 and January 2009) to close a total of approximately 800 Company-operated stores in the US, restructure its

Australia market, and close approximately 100 additional Company-operated stores internationally. As of the end of fiscal 2009, nearly all of the approximately 800 US stores, 61 stores in Australia and 41 stores in other International markets have been closed. The remaining International closures are expected to be completed by the end of fiscal 2010.

Starbucks Company-operated retail stores accounted for 84% of total net revenues during fiscal 2009.

Summary of total Company-operated retail store data for the periods indicated:

	Net Stores Opened
	(Closed) During the
	Fiscal Year Ended(1)		Stores Open as of
	Sep 27, 2009	Sep 28, 2008	Sep 27, 2009	Sep 28, 2008

US(2)	(474)	445	6,764	7,238
International(3):
Canada	44	104	775	731
United Kingdom	2	84	666	664
China	13	37	191	178
Germany	13	27	144	131
Thailand	4	24	131	127
Singapore	7	12	64	57
Australia	—	(64)	23	23
Other	6	12	74	68

Total International	89	236	2,068	1,979

Total Company-operated	(385)	681	8,832	9,217

(1)	Store openings are reported net of closures.

(2)	Of the approximately 800 total US stores identified for closure, 566 stores and 205 stores were closed in fiscal 2009 and 2008, respectively.

(3)	Starbucks restructured its Australia market by closing 61 stores in fiscal 2008. Of the approximately 100 International stores (incremental to the Australia closures in fiscal 2008) identified for closure, 41 stores were closed in various markets in fiscal 2009.

Starbucks retail stores are typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format, its stores are located in or near a variety of settings, including downtown and suburban retail centers, office buildings and university campuses. The Company also locates retail stores in select rural and off-highway locations to serve a broader array of customers outside major metropolitan markets. To provide a greater degree of access and convenience for nonpedestrian customers, the Company continues to selectively expand development of drive-thru retail stores. At the end of fiscal 2009, the Company operated approximately 2,650 drive-thru locations, representing approximately 35% of Company-operated stores in the US and Canada combined.

Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages, a selection of premium teas, distinctively packaged roasted whole bean coffees, and its recently launched soluble coffee Starbucks VIAtm Ready Brew (“VIA”). Starbucks stores also offer a variety of fresh food items, including healthier choice selections focusing on high-quality ingredients, nutritional value and great flavor. Food items include pastries, prepared breakfast and lunch sandwiches, oatmeal, and salads as well as sodas, juices and bottled water. Starbucks continues to expand its food warming program in the US and Canada, with approximately three-quarters of the stores in these markets providing warm food items, primarily breakfast sandwiches, as of September 27, 2009. A selection of beverage-making equipment and accessories are also sold in the stores. Each Starbucks store varies its product mix depending upon the size of the store and its location. Larger stores carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as coffee and espresso-making equipment and accessories. Smaller Starbucks stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a smaller selection of coffee and beverage-related accessories.

Retail sales mix by product type for Company-operated stores:

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Beverages	76%	76%	75%
Food	18%	17%	17%
Coffee-making equipment and other merchandise	3%	4%	5%
Whole bean coffees	3%	3%	3%

Total	100%	100%	100%

Starbucks Card

The Starbucks Card program is designed to increase customer loyalty and the frequency of store visits by cardholders. Starbucks cards can be used in all Company-operated and most licensed stores in North America, and in a growing number of international markets. The cards have no expiration date and do not have any inactivity fees.

Specialty Operations

Specialty operations strive to develop the Company’s brands outside the Company-operated retail store environment through a number of channels. Starbucks strategy is to reach customers where they work, travel, shop and dine by establishing relationships with prominent third parties that share the Company’s values and commitment to quality. These relationships take various forms, including licensing arrangements, foodservice accounts and other initiatives related to the Company’s core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations. During fiscal 2009, specialty revenues (which include royalties and fees from licensees, as well as product sales derived from specialty operations) accounted for 16% of total net revenues.

Licensing — Retail stores

In its licensed retail store operations which include the Starbucks and Seattle’s Best Coffee brands, the Company leverages the expertise of its local partners and shares the Company’s operating and store development experience. Licensee partners provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, Starbucks receives royalties and license fees and sells coffee, tea and related products for resale in licensed locations. Product sales to and royalty and license fee revenues from US and International licensed retail stores accounted for 50% of specialty revenues in fiscal 2009. Employees working in licensed retail locations are required to follow Starbucks detailed store operating procedures and attend training classes similar to those given to employees in Company-operated stores.

Starbucks total licensed retail stores by region and specific location at fiscal year end 2009:

Asia Pacific		Europe/Middle East/Africa		Americas

Japan	875	Turkey	123	US	4,364
South Korea	288	United Arab Emirates	91	Canada	262
China	283	Spain	76	Mexico	261
Taiwan	222	Greece	69	Other	69
Philippines	160	Saudi Arabia	68
Malaysia	118	Kuwait	62
Indonesia	74	France	52
New Zealand	42	Switzerland	47
		U.K.	46
		Other	151

Total	2,062	Total	785	Total	4,956

During fiscal 2009, net licensed store openings included 35 in the US and 305 internationally.

Licensing — Packaged coffee and tea

Through a licensing relationship with Kraft Foods, Inc. (“Kraft”), the Company sells a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the US. Kraft manages all distribution, marketing, advertising and promotion of these products.

The Company sells packaged coffee and tea internationally both directly to warehouse club stores, such as Costco Wholesale Corporation, and to grocery stores through a licensing relationship with Kraft in Canada, the UK and other European countries.

The Company’s coffees and teas are available in approximately 39,000 grocery and warehouse club stores, with 33,500 in the US and 5,500 in International markets. Revenues from this category comprised 23% of specialty revenues in fiscal 2009.

Licensing — Branded products

The Company licenses the rights to produce and market Starbucks branded products through several partnerships both domestically and internationally. Significant licensing agreements include:

•	The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company in which Starbucks is a 50% equity investor, manufactures and markets ready-to-drink beverages, including bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drinks in US and Canada;

•	licensing agreements for the manufacturing, marketing and distribution of Starbucks Discoveries®, a ready-to-drink chilled cup coffee beverage, and Starbucks DoubleShot® espresso drinks in Japan and South Korea;

•	a licensing agreement with a partnership formed by Unilever and Pepsi-Cola Company for the manufacturing, marketing and distribution of Starbucks super-premium Tazo® Tea ready-to-drink beverages in the US; and

•	a licensing agreement with Unilever for the manufacturing, marketing and distribution of Starbucks super-premium ice cream products in the US.

Collectively, the revenues from these branded products accounted for 4% of specialty revenues in fiscal 2009.

Foodservice

The Company sells whole bean and ground coffees, including the Starbucks and Seattle’s Best Coffee brands, as well as a selection of premium Tazo® teas, VIA and other related products, to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. The majority of the Company’s sales in this channel come through national broadline distribution networks with SYSCO Corporation, US Foodservicetm, and other distributors. The Company’s total foodservice operations had over 21,000 accounts, primarily in the US, at fiscal year end 2009. Revenues from foodservice accounts comprised 23% of total specialty revenues in fiscal 2009.

Product Supply

Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with its rigorous coffee standards, Starbucks controls its coffee purchasing, roasting and packaging, and the global distribution of coffee used in its operations. The Company purchases green coffee beans from coffee-producing regions around the world and custom roasts them to its exacting standards for its many blends and single origin coffees.

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

To help ensure sustainability and future supply of high-quality green coffees and to reinforce the Company’s leadership role in the coffee industry, Starbucks operates Farmer Support Centers in Costa Rica and Rwanda. The Farmer Support Centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields.

The Company buys coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. As of September 27, 2009, the Company had $238 million of purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee through fiscal 2010.

The Company depends upon its relationships with coffee producers, outside trading companies and exporters for its supply of green coffee. The Company believes, based on relationships established with its suppliers, the risk of non-delivery on such purchase commitments is remote.

In addition to coffee, the Company also purchases significant amounts of dairy products, particularly fluid milk, to support the needs of its Company-operated retail stores. The Company’s highest volume of dairy purchases are in the US, Canada and the UK. For these markets, Starbucks purchases substantially all of its fluid milk requirements from six dairy suppliers. The Company believes, based on relationships established with these suppliers, the risk of non-delivery of sufficient fluid milk to support these retail businesses is remote.

Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Beverage ingredients other than coffee and milk, including leaf teas and the Company’s selection of ready-to-drink beverages, are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as fresh pastries, breakfast sandwiches and lunch items, are purchased from national, regional and local sources. Coffee-making equipment, such as drip and coffee press coffeemakers, espresso machines and coffee grinders, are generally purchased directly from their manufacturers. Beverage-related accessories, including items bearing the Company’s logos and trademarks, are produced and distributed through contracts with a number of different suppliers. The Company also purchases a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of its retail stores as well as its manufacturing and distribution operations. The Company believes, based on relationships established with these suppliers and manufacturers, the risk of non-delivery is remote.

Competition

The Company’s primary competitors for coffee beverage sales are quick-service restaurants and specialty coffee shops. In almost all markets in which the Company does business, there are numerous competitors in the specialty coffee beverage business, and management expects this situation to continue. The Company believes that its customers choose among specialty coffee retailers primarily on the basis of product quality, service and convenience, as well as price. Starbucks has been experiencing greater direct competition from large competitors in the US quick-service restaurant sector and continues to face competition from well-established companies in many International markets and in the US ready-to-drink coffee beverage market.

The Company’s whole bean coffees and ground packaged coffees compete directly against specialty coffees sold through supermarkets, club stores and specialty retailers. The Company’s whole bean coffees, its coffee beverages, and its recently launched soluble coffee VIA, compete indirectly against all other coffees on the market. Starbucks specialty operations face significant competition from established wholesale and mail order suppliers, some of whom have greater financial and marketing resources than the Company.

Starbucks also faces competition from both restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.

Patents, Trademarks, Copyrights and Domain Names

The Company owns and has applied to register numerous trademarks and service marks in the US and in many additional countries throughout the world. Some of the Company’s trademarks, including Starbucks, the Starbucks logo, Frappuccino, Seattle’s Best Coffee and Tazo are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The Company owns numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. The Company also holds patents on certain products, systems and designs. In addition, the Company has registered and maintains numerous Internet domain names, including “Starbucks.com”, “Starbucks.net”, and “Seattlesbest.com.”

Research and Development

Starbucks research and development teams are responsible for the technical development of food and beverage products and new equipment. The Company spent approximately $6.5 million, $7.2 million and $7.0 million during fiscal 2009, 2008 and 2007, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

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

Employees

The Company employed approximately 142,000 people worldwide as of September 27, 2009. In the US, Starbucks employed approximately 111,000 people, with 105,000 in Company-operated retail stores and the remainder in the Company’s administrative and regional offices, and store development, roasting and warehousing operations. Approximately 31,000 employees were employed outside of the US, with 30,000 in Company-operated retail stores and the remainder in the Company’s regional support facilities and roasting and warehousing operations. The number of the Company’s employees represented by unions is not significant. Starbucks believes its current relations with its employees are good.

Global Responsibility

Starbucks is committed to being a deeply responsible company in the communities where it does business around the world. The Company’s focus is on ethically sourcing high-quality coffee, reducing its environmental impacts and contributing positively to communities. Starbucks Global Responsibility strategy and commitments are integral to the Company’s overall business strategy. As a result, Starbucks believes it delivers benefits to the Company and its stakeholders, including employees, business partners, customers, suppliers, shareholders, community members and others. For an overview of Starbucks Global Responsibility strategy and commitments, please visit www.starbucks.com.

Available Information

Starbucks 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of Starbucks website at http://investor.starbucks.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, code of ethics and Board committee charters and policies are also posted on the Investor Relations section of Starbucks website at http://investor.starbucks.com. The information on the Company’s website is not part of this or any other report Starbucks files with, or furnishes to, the SEC.

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

If any of the risks and uncertainties described in the cautionary factors described below actually occurs, Starbucks business, financial condition and results of operations could be materially and adversely affected. The factors listed below are not exhaustive. Other sections of this 10-K include additional factors that could materially and adversely impact Starbucks business, financial condition and results of operations. Moreover, Starbucks operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on Starbucks business, financial condition or results of operation or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this 10-K and any other public statement made by Starbucks or its management may turn out to be incorrect. Starbucks expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

•	Starbucks financial condition and results of operations are sensitive to, and may be adversely affected by, a number of factors, many of which are largely outside the Company’s control.

The Company’s operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside the Company’s control. Any one or more of the factors set forth below could adversely impact Starbucks business, financial condition and/or results of operations:

•	lower customer traffic or average value per transaction, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	customers trading down to lower priced products within Starbucks, and/or shifting to competitors with lower priced products;

•	lack of customer acceptance of new products or price increases necessary to cover costs of new products and/or higher input costs;

•	unfavorable general economic conditions in the markets in which Starbucks operates that adversely affect consumer spending;

•	declines in general consumer demand for specialty coffee products; or

•	adverse impacts resulting from negative publicity regarding the Company’s business practices or the health effects of consuming its products;

•	cost increases that are either wholly or partially beyond the Company’s control, such as:

•	commodity costs for commodities that can only be partially hedged, such as fluid milk, and to a lesser extent, high quality arabica coffee (See also the discussion under “Product Supply” in Item 1);

•	labor costs such as increased health care costs, general market wage levels and workers’ compensation insurance costs;

•	litigation against Starbucks, particularly class action litigation;

•	construction costs associated with new store openings; or

•	information technology costs and other logistical resources necessary to maintain and support the global growth of the Company’s business;

•	delays in store openings for reasons beyond the Company’s control, or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep the Company from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share;

•	any material interruption in the Company’s supply chain beyond its control, such as material interruption of roasted coffee supply due to the casualty loss of any of the Company’s roasting plants or the failures of third-party suppliers, or interruptions in service by common carriers that ship goods within the Company’s distribution channels, or trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions; and

•	the impact on Starbucks business of factors such as labor discord, war, terrorism (including incidents targeting Starbucks), political instability in certain markets and natural disasters.

•	The Company may not be successful in implementing important strategic initiatives, which may have a material adverse impact on its business and financial results.

There is no assurance that the Company will be able to implement important strategic initiatives in accordance with its expectations, which may result in a material adverse impact on the Company’s business and financial results. These strategic initiatives are designed to drive long-term shareholder value and improve Starbucks results of operations, and include:

•	ongoing initiatives to improve the current state of the business by refocusing on the customer experience in the stores, new products and store design elements, and new training and tools for the Company’s store partners to help them give customers a superior experience;

•	balancing disciplined global store growth while meeting target store-level unit economics in a given market;

•	executing a multi-channel advertising and marketing campaign to effectively communicate the Company’s message directly to Starbucks consumers and partners; and

•	focusing on relevant innovation and profitable growth platforms, such as the recent introduction of Starbucks soluble coffee, VIA.

•	Economic conditions in the US and certain International markets could adversely affect the Company’s business and financial results.

As a retailer that is dependent upon consumer discretionary spending, the Company’s results of operations are sensitive to changes in macro-economic conditions. Starbucks customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company’s financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. There is also a risk that if negative economic conditions persist for a long period of time, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

•	Failure to meet market expectations for Starbucks financial performance will likely adversely affect the market price and volatility of Starbucks stock.

The Company’s failure to meet market expectations going forward, particularly with respect to operating margins, earnings per share, comparable store sales, and net revenues, will likely result in a decline and/or increased volatility in the market price of Starbucks stock.

•	Starbucks is highly dependent on the financial performance of its US operating segment.

The Company’s financial performance is highly dependent on its US operating segment, which comprised approximately three-quarters of consolidated total net revenues in fiscal 2009. The Company continued to experience negative traffic in its US stores in fiscal 2009, which adversely affected the operating results of the US segment and the Company as a whole. Although the US segment’s operating results improved in fiscal 2009 compared to fiscal 2008 due to the Company’s restructuring efforts, if improvements in its financial performance do not continue, the Company’s business and financial results will continue to be adversely affected.

•	Starbucks is increasingly dependent on the success of its International operating segment in order to achieve its growth targets.

The Company’s future growth increasingly depends on the growth and sustained profitability of its International operating segment. Some or all of the Company’s International market business units (“MBUs”), which Starbucks generally defines by the countries or regions in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of the International operating segment may be adversely affected by economic downturns in one or more of the Company’s large MBUs. Additionally, some factors that will be critical to the success of International MBUs are different than those affecting the Company’s US stores and licensees. Tastes naturally vary by region, and consumers in new international markets into which Starbucks and its licensees expand may not embrace Starbucks products to the same extent as consumers in the Company’s existing markets. Occupancy costs and store operating expenses are also sometimes higher internationally than in the US due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of the Company’s International operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to US operations. The Company’s International operations are also subject to additional inherent risks of conducting business abroad, such as:

•	foreign currency exchange rate fluctuations;

•	changes or uncertainties in economic, legal, regulatory, social and political conditions in the Company’s markets;

•	interpretation and application of laws and regulations;

•	restrictive actions of foreign or US governmental authorities affecting trade and foreign investment, including protective measures such as export and customs duties and tariffs and restrictions on the level of foreign ownership;

•	import or other business licensing requirements;

•	the enforceability of intellectual property and contract rights;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	in developing economies, the growth rate in the portion of the population achieving targeted levels of disposable income may not be as fast as the Company forecasts;

•	difficulty in staffing, developing and managing foreign operations, including ensuring the consistency of product quality and service, due to distance, language and cultural differences; and

•	local laws that make it more expensive and complex to negotiate with, retain or terminate employees.

Moreover, many of the foregoing risks are particularly acute in developing countries, which are important to the Company’s long-term growth prospects.

•	Starbucks International operating segment is highly dependent on the financial performance of its Canada, Japan and UK market.

Starbucks Canada, Japan and UK markets account for a significant portion of the net revenues and profit contribution of the Company’s International operating segment. Any significant decline in the financial performance of one of these key markets may have a material adverse impact on the results of operations of the entire International operating segment, if not partially or fully offset by positive financial performance from the other two major markets.

•	Starbucks faces intense competition in the specialty coffee market, which could lead to reduced profitability.

A description of the general competitive conditions in which Starbucks operates appears under “Competition” in Item 1. In the US, the continued focus by one or more large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages at a low cost has attracted Starbucks customers and could, if the numbers become large enough, adversely affect the Company’s sales and results of operations. Similarly, continued competition from well-established competitors in international markets could hinder growth and adversely affect the Company’s sales and results of operations in those markets. The Company faces increased competition from larger well-known competitors which have greater resources. Increasing competition from the US packaged coffee and tea and ready-to-drink coffee beverage markets could adversely affect the profitability of the CPG segment and the Company’s results of operations. Given its premium brand, Starbucks may be impacted more severely than its competitors by customers trading down to lower priced coffee beverages and related products.

•	A regional or global health pandemic could severely affect Starbucks business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, the Company’s business could be severely affected. Starbucks has positioned itself as a third place between home and work where people can gather together for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact the Company’s business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in its stores. The impact of a health pandemic on Starbucks might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale, use or license of their products and services.

•	The Company’s success depends substantially on the value of the Starbucks brand.

Starbucks believes it has built an excellent reputation globally for the quality of its products, for delivery of a consistently positive consumer experience and for its corporate social responsibility programs. The Starbucks brand has been highly rated in several global brand value studies. To be successful in the future, particularly outside of US, where the Starbucks brand is less well-known, management believes it must preserve, grow and leverage the value of the Starbucks brand across its sales channels. Brand value is based in part on consumer perceptions as to a variety of subjective qualities. Even isolated business incidents that erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value. Consumer demand for the Company’s products and its brand equity could diminish significantly if Starbucks fails to preserve the quality of its products, is perceived to act in an unethical or socially irresponsible manner or fails to deliver a consistently positive consumer experience in each of its markets.

•	The Company’s business depends in large part on the success of its business partners and suppliers, and the Company’s brand and reputation may be harmed by actions taken by third parties that are outside of the Company’s control.

The Company’s business strategy, including its plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of licensee and partnership relationships, particularly in its International markets. Licensees are often authorized to use the Starbucks logo and provide Starbucks-branded beverages, food and other products directly to customers. The Company provides training and support to, and monitors the operations of, these business partners, but the product quality and service they deliver to Starbucks customers may be diminished by any number of factors beyond the Company’s control, including financial pressures. Management believes customers expect the same quality of products and service from the Company’s licensees as they do from Starbucks and the Company strives to ensure customers have the same experience whether they visit a Company-operated or licensed store. Any shortcoming of a Starbucks business partner, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to Starbucks, thus damaging the Company’s reputation and brand value and potentially affecting the results of operations.

The Company’s products and in particular, its coffee and tea products, are sourced from a wide variety of domestic and international vendors. The Company relies on international vendors to provide high quality product that comply with applicable laws. The Company’s ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the US. These issues could negatively impact the Company’s business and profitability.

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

Effectively managing growth can be challenging, particularly as Starbucks expands into new markets internationally, where it must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with the Company’s goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high quality raw materials, to locate and hire sufficient numbers of key employees to meet the Company’s financial targets, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience.

•	Adverse public or medical opinions about the health effects of consuming the Company’s products, as well as reports of incidents involving food-borne illnesses or food tampering, whether or not accurate, could harm its business.

Some Starbucks products contain caffeine, dairy products, sugar and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high-calorie foods, have led to a rapidly rising rate of obesity. Particularly in the US, there is increasing consumer awareness of health risks, including obesity, due in part to increasing publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While Starbucks has a variety of healthier choice beverage and food items, including items that are low in caffeine and calories, an unfavorable report on the health effects of caffeine or other compounds present in the Company’s products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for the Company’s beverages and food products.

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

•	Deterioration in operating performance could lead to increased leverage, which may harm the Company’s financial condition and results of operations.

Any reduction in cash flow relative to the level of the Company’s financial obligations would result in an increase in leverage. Any increase in leverage could lead to deterioration in Starbucks credit ratings, which could limit the availability of additional financing and increase its cost of obtaining financing. In addition, an increase in leverage could raise the likelihood of a financial covenant breach which in turn could limit the Company’s access to existing funding under its credit facility.

The Company’s ability to satisfy its operating lease obligations and make payments of principal and interest on its indebtedness depends on its future performance. Should the Company experience deterioration in operating performance, it will have less cash flow available to meet these obligations. In addition, if such deterioration were to lead to the closure of underperforming stores, the Company would need to fund the costs of terminating store leases. If Starbucks is unable to generate sufficient cash flow from operations in the future to satisfy these financial obligations, it may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of its indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital or operating expenditures.

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

Starbucks policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable labor laws. Additional legal and regulatory requirements, together with the fact that foreign laws occasionally conflict with domestic laws, increase the complexity of the regulatory environment in which the Company operates and the related cost of compliance. Failure to comply with the various laws and regulations may result in damage to Starbucks reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance and restatements of the Company’s financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties used by Starbucks in connection with its roasting and distribution operations:

	Approximate Size	Owned or
Location	in Square Feet	Leased	Purpose

Kent, WA	332,000	Owned	Roasting and distribution
Kent, WA	215,000	Leased	Warehouse
Renton, WA	125,000	Leased	Warehouse
York County, PA	450,000	Owned	Roasting and distribution
York County, PA	298,000	Owned	Warehouse
York County, PA	118,000	Leased	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Sandy Run, SC	117,000	Owned	Roasting and distribution
Portland, OR	68,000	Leased	Warehouse
Basildon, United Kingdom	142,000	Leased	Warehouse and distribution
Amsterdam, Netherlands	97,000	Leased	Roasting and distribution

The Company leases approximately 1.0 million square feet of office space in Seattle, Washington for corporate administrative purposes. Also in Seattle, Washington, the Company owns a 205,000 square foot office building (previously occupied by the Company, but now leased to other parties) and an adjacent 285,000 square foot office building, which is currently being marketed for lease.

As of September 27, 2009, Starbucks had more than 8,800 Company-operated retail stores, almost all of which are leased. The Company also leases space in approximately 130 additional locations for regional, district and other administrative offices, training facilities and storage, not including certain seasonal retail storage locations.

Item 3.	Legal Proceedings

See discussion of Legal Proceedings in Note 17 to the consolidated financial statements included in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2009.

Executive officers of the registrant

Executive officers of the Company:

Name	Age	Position

Howard Schultz	56	chairman, president and chief executive officer
Cliff Burrows	50	president, Starbucks Coffee US
Martin Coles	54	president, Starbucks Coffee International
John Culver	49	president, Global Consumer Products and Foodservice
Michelle Gass	41	president, Seattle’s Best Coffee
Arthur Rubinfeld	55	president, Global Development
Annie Young-Scrivner	40	chief marketing officer
Troy Alstead	46	executive vice president, chief financial officer and chief administrative officer
Paula E. Boggs	50	executive vice president, general counsel and secretary
Peter D. Gibbons	48	executive vice president, Global Supply Chain Operations
Kalen Holmes	43	executive vice president, Partner Resources
Olden Lee	68	interim executive vice president, Partner Resources

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

John Culver joined Starbucks in August 2002 and has served as president, Global Consumer Products and Foodservice since September 2009. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007.

Michelle Gass joined Starbucks in 1996 and has served as the Company’s president, Seattle’s Best Coffee since September 2009. Ms. Gass served as senior vice president, Marketing and Category from July 2008 to November 2008, and then as executive vice president, Marketing and Category from December 2008 to September 2009. Ms. Gass previously served as senior vice president, Global Strategy, Office of the ceo from January 2008 to July 2008, senior vice president, Global Product and Brand from August 2007 to January 2008, senior vice president, and U.S. Category Management from May 2004 to August 2007. Ms. Gass served in a number of other positions with Starbucks prior to 2004.

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

Annie Young-Scrivner joined Starbucks in September 2009 as chief marketing officer. Prior to joining Starbucks, Ms. Young-Scrivner served as Chief Marketing Officer and Vice President of Sales for Quaker Foods and Snacks, a division of PepsiCo, Inc. From October 2006 to November 2008, she served as Region President of PepsiCo Foods for Greater China. From 2005 to 2006, Ms. Young-Scrivner served as Vice President of Sales for PepsiCo Beverages in Greater China. She also served in a number of other leadership roles at PepsiCo prior to 2005.

Troy Alstead joined Starbucks in 1992 and has served as executive vice president, chief financial officer and chief administrative officer since November 2008. Mr. Alstead previously served as chief operating officer, Starbucks Greater China from April 2008 to October 2008, senior vice president, Global Finance and Business Operations from August 2007 to April 2008, and senior vice president, Corporate Finance from September 2004 to August 2007. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004.

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

Kalen Holmes joined Starbucks in November 2009 as executive vice president, Partner Resources. Prior to joining Starbucks, Ms. Holmes served as HR General Manager for the Entertainment and Devices division at Microsoft Corporation, a worldwide provider of software, services and solutions, from December 2007 to November 2009. From December 2005 to December 2007, Ms. Holmes was HR General Manager for Microsoft’s Server and Tools Division. From September 2003 to December 2005, she served as HR General Manager for Microsoft’s Corporate Staff business unit. Prior to 2003, Ms. Holmes served as an HR leader at companies such as Bristol-Myers Squibb Company, PepsiCo, Inc., Enron Corporation, pcOrder.com, Inc., and Trilogy Inc., managing multiple geographies and diverse business units.

Olden Lee has served as interim executive vice president, Partner Resources since April 2009. Mr. Lee has been a Starbucks director since June 2003. Mr. Lee undertook the role of interim head of Partner Resources while the Company searched for an executive vice president, Partner Resources. Mr. Lee will continue with the Company on an interim basis to assist Ms. Holmes and ensure a smooth transition. Prior to serving in his current role, Mr. Lee worked with PepsiCo, Inc. for 28 years in a variety of positions, including serving as senior vice president of human resources of its Taco Bell division and senior vice president and chief personnel officer of its KFC division.

There are no family relationships among any directors or executive officers of the Company.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

MARKET INFORMATION AND DIVIDEND POLICY

The Company’s common stock is traded on NASDAQ, under the symbol “SBUX.”

Quarterly high and low closing sale prices per share of the Company’s common stock as reported by NASDAQ for each quarter during the last two fiscal years:

	High	Low

September 27, 2009:
Fourth Quarter	$20.76	$12.97
Third Quarter	15.30	11.11
Second Quarter	12.39	8.27
First Quarter	14.87	7.17
September 28, 2008:
Fourth Quarter	$16.92	$13.58
Third Quarter	18.60	15.66
Second Quarter	20.47	16.80
First Quarter	26.84	20.03

As of November 13, 2009, the Company had approximately 21,600 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Starbucks has never paid any dividends on its common stock. Any future decision to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent on the Company’s operating performance, financial condition, capital expenditure requirements, and other such factors that the Board of Directors considers relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended September 27, 2009:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased(2)	Share	Programs(3)	or Programs(3)

Period(1)
June 29, 2009 — July 26, 2009	—	—	—	6,272,128
July 27, 2009 — August 23, 2009	—	—	—	6,272,128
August 24, 2009 — September 27, 2009	1,780	$18.69	—	6,272,128

Total	1,780		—

(1)	Monthly information is presented by reference to the Company’s fiscal months during the fourth quarter of fiscal 2009.

(2)	These amounts represent shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options.

(3)	The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The Board of Directors authorized the repurchase of 25 million shares of common stock (publicly announced on May 3, 2007) and later authorized the repurchase of up to five million additional shares (publicly announced on January 30, 2008). Neither of these authorizations has an expiration date.

Performance Comparison Graph

The following graph depicts the Company’s total return to shareholders from October 3, 2004 through September 27, 2009, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of October 3, 2004, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. Starbucks has never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	10/3/04	10/2/05	10/1/06	9/30/07	9/28/08	9/27/09
Starbucks Corporation	$100.00	$106.10	$144.22	$110.97	$63.36	$83.99
S&P 500	$100.00	$112.25	$124.37	$144.81	$112.99	$105.18
NASDAQ Composite	$100.00	$113.78	$121.50	$143.37	$109.15	$112.55
S&P Consumer Discretionary	$100.00	$105.05	$114.35	$121.59	$94.34	$94.29

Item 6.	Selected Financial Data

In millions, except earnings per share and store information

The following selected financial data are derived from the consolidated financial statements of the Company. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Company’s consolidated financial statements and notes.

	Sep 27,	Sep 28,	Sep 30,	Oct 1,	Oct 2,
	2009	2008	2007	2006	2005
As of and for the Fiscal Year Ended(1)	(52 Wks)	(52 Wks)	(52 Wks)	(52 Wks)	(52 Wks)

RESULTS OF OPERATIONS
Net revenues:
Company-operated retail	$8,180.1	$8,771.9	$7,998.3	$6,583.1	$5,391.9
Specialty:
Licensing	1,222.3	1,171.6	1,026.3	860.6	673.0
Foodservice and other	372.2	439.5	386.9	343.2	304.4

Total specialty	1,594.5	1,611.1	1,413.2	1,203.8	977.4

Total net revenues	$9.774.6	$10,383.0	$9,411.5	$7,786.9	$6,369.3

Operating income(2)	$562.0	$503.9	$1,053.9	$894.0	$780.5
Earnings before cumulative effect of change in accounting principle	390.8	315.5	672.6	581.5	494.4
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	—	—	17.2	—
Net earnings	$390.8	$315.5	$672.6	$564.3	$494.4
Earnings per common share before cumulative effect of change in accounting principle — diluted (“EPS”)	$0.52	$0.43	$0.87	$0.73	$0.61
Cumulative effect of accounting change for asset retirement obligations, net of taxes — per common share	—	—	—	0.02	—
EPS — diluted	$0.52	$0.43	$0.87	$0.71	$0.61
Net cash provided by operating activities	$1,389.0	$1,258.7	$1,331.2	$1,131.6	$922.9
Capital expenditures (additions to property, plant and equipment)	$445.6	$984.5	$1,080.3	$771.2	$643.3
BALANCE SHEET
Total assets	$5,576.8	$5,672.6	$5,343.9	$4,428.9	$3,513.7
Short-term borrowings	—	713.0	710.3	700.0	277.0
Long-term debt (including current portion)	549.5	550.3	550.9	2.7	3.6
Shareholders’ equity	$3,045.7	$2,490.9	$2,284.1	$2,228.5	$2,090.3
STORE INFORMATION
Percentage change in comparable store sales(3)
United States	(6)%	(5)%	4%	7%	9%
International	(2)%	2%	7%	8%	6%
Consolidated	(6)%	(3)%	5%	7%	8%
Net stores opened (closed) during the year:
United States
Company — operated stores	(474)	445	1,065	810	580
Licensed stores	35	438	723	733	596
International
Company — operated stores	89	236	286	240	177
Licensed stores	305	550	497	416	319

Total	(45)	1,669	2,571	2,199	1,672

	Sep 27,	Sep 28,	Sep 30,	Oct 1,	Oct 2,
	2009	2008	2007	2006	2005
As of and for the Fiscal Year Ended(1)	(52 Wks)	(52 Wks)	(52 Wks)	(52 Wks)	(52 Wks)

Stores open at year end:
United States
Company-operated stores	6,764	7,238	6,793	5,728	4,918
Licensed stores	4,364	4,329	3,891	3,168	2,435
International
Company-operated stores	2,068	1,979	1,743	1,457	1,217
Licensed stores	3,439	3,134	2,584	2,087	1,671

Total	16,635	16,680	15,011	12,440	10,241

(1)	The Company’s fiscal year ends on the Sunday closest to September 30.

(2)	Fiscal 2009 and 2008 results include pretax restructuring charges of $332.4 million and $266.9 million, respectively.

(3)	Includes only Starbucks Company-operated retail stores open 13 months or longer.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. The fiscal years ended on September 27, 2009, September 28, 2008 and September 30, 2007 all included 52 weeks. Starbucks 2010 fiscal year will include 53 weeks, with the 53rd week falling in its fourth fiscal quarter. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

Overview

Fiscal 2009 was a challenging year for Starbucks. The Company was confronted with extraordinary economic and operating challenges in addition to facing an increasingly competitive landscape. Although the global economy has shown some signs of improvement recently, management recognizes the difficult economic situation that many consumers are still facing and does not expect that to significantly change over the course of fiscal 2010. This challenging economic environment has strained consumer discretionary spending in the US and internationally, which in turn has impacted Company revenues, comparable store sales, operating income and operating margins. Starbucks responded to this difficult environment with a more disciplined focus on operations and the introduction of initiatives to permanently improve the Company’s cost structure. The result is an underlying business model that is less reliant on high revenue growth to drive profitability, and that still preserves the fundamental strengths and values of the Starbucks brand. The primary initiatives in this strategy include rationalizing the global Company-operated store portfolio, right-sizing the non-retail support organization, and reducing the Company’s cost structure, while renewing the focus on service excellence in the stores and delivering relevant innovation.

Starbucks actions to rationalize its global store portfolio have included the planned closure of nearly 1,000 Company-operated stores globally. At the end of fiscal 2009, nearly all of the approximately 800 US Company-operated stores, 61 stores in Australia and 41 Company-operated stores in other International markets had been closed. The remaining International store closures are expected to be completed by the end of fiscal 2010.

Initiatives targeting reductions in the Company’s cost structure in fiscal 2009 proceeded as planned, with full-year costs of $580 million removed from the Company’s cost structure. These targeted cost reductions and associated operational efficiency efforts, along with a more profitable Company-operated store base, have moved Starbucks toward a more sustainable business model, while preserving the fundamental strengths and values of the brand. The operational efficiency efforts are primarily focused on store level execution and include improved staffing models and better management of waste in coffee, dairy and food.

Starbucks actions to improve the customer experience have resulted in a more focused effort toward in-store offerings, and simplifying the demands on store partners (employees), while concurrently raising already-high standards for beverage and food offerings, customer service and the overall in-store experience. The effects of these efforts have already been seen in the Company’s improved customer satisfaction scores.

Starbucks has a renewed focus on relevant product innovation and the disciplined expansion and leveraging of its existing products and sales channels. For example, Starbucks VIAtm Ready Brew coffee was launched in fiscal 2009 and is designed to capture a significant share of both the $21 billion global instant coffee category and the single-serve market. The Company intends to drive sales within the retail store base and CPG channels, both in the US and internationally.

The Company continues to maintain a solid financial foundation, with no short term debt outstanding at the end of fiscal 2009 and with cash and liquid investments totaling more than $650 million. This solid financial position and continued strong cash flow generation have provided Starbucks with the financial flexibility to implement its restructuring efforts as well as make ongoing investments in its core business.

Fiscal 2010 — The View Ahead

For fiscal 2010, the Company expects revenues to grow in the low-to-mid single digits compared to fiscal 2009, driven by modestly positive comparable store sales, a 53rd fiscal week, and approximately 100 planned net new stores in the US and approximately 200 net new stores in International markets. Both the US and International net new additions are expected to be primarily licensed stores.

Given these revenue expectations, combined with the Company’s reduced cost structure, in-store operating efficiencies, and lower restructuring charges, Starbucks currently expects significant improvement in its consolidated operating margin in fiscal 2010. Operating cash flow for fiscal 2010 is currently expected to reach approximately $1.4 billion and capital expenditures are expected to range from $500 million to $550 million.

Operating Segment Overview

Starbucks has three reportable operating segments: US, International and CPG. The US foodservice business, which was previously reported in the US segment, is now reported in the CPG segment, as a result of internal management realignments within the US and CPG businesses. Segment information for all prior periods presented has been revised to reflect this change.

The US and International segments both include Company-operated retail stores and licensed retail stores. Licensed stores frequently have a higher operating margin than Company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in its share of costs as these are primarily borne by the licensee. The International segment has a higher relative share of licensed stores versus Company-operated compared to the US segment; however, the US segment has been operating significantly longer than the International segment and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the more mature US segment has significantly more stores, and higher total revenues than the International segment. Average sales per store are also higher in the US due to various factors including length of time in market and local income levels. Further, certain market costs, particularly occupancy costs, are lower in the US segment compared to the average for the International segment, which comprises a more diverse group of operations. As a result of the relative strength of the brand in the US segment, the number of stores, the higher unit volumes, and the lower market costs, the US segment, despite its higher relative percentage of Company-operated stores, has a higher operating margin, excluding restructuring costs, than the less-developed International segment.

The Company’s International store base continues to expand and Starbucks has been focusing on achieving sustainable growth from established international markets while at the same time investing in emerging markets, such as China, Brazil and Russia. The Company’s newer international markets require a more extensive support organization, relative to the current levels of revenue and operating income.

The CPG segment includes packaged coffee and tea, and other branded products operations worldwide, and the US foodservice business. For the packaged coffee and tea and branded products, Starbucks operates primarily through licensing arrangements and joint ventures with large consumer products business partners, most significantly with Kraft for distribution of packaged coffees and teas, and The North American Coffee Partnership with the Pepsi-Cola Company for manufacturing and distribution of ready-to-drink beverages. This operating model allows the CPG segment to leverage the business partners’ existing infrastructures and to extend the Starbucks brand in an efficient way. Most of the customer revenues from the packaged coffee and ready-to-drink products are recognized as revenues by the licensed or joint venture business partner, not by the CPG segment. Royalties and payments from our licensing agreements are recorded under licensing revenue, and the proportionate share of the results of the Company’s joint ventures are included, on a net basis, in Income from equity investees on the consolidated statements of earnings. The US foodservice business sells coffee and other related products to institutional foodservice companies with the majority of its sales through national broadline distribution networks. The CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to the Company’s other two reporting segments, which consist primarily of retail stores.

Expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses, corporate restructuring charges and amounts included in Net interest income and other and Interest expense on the consolidated statements of earnings.

Acquisitions

See Note 19 to the consolidated financial statements in this 10-K.

RESULTS OF OPERATIONS — FISCAL 2009 COMPARED TO FISCAL 2008

Financial Highlights

•	Consolidated operating income was $562 million for fiscal 2009 compared to $504 million in fiscal 2008, and operating margin improved to 5.7% compared to 4.9% in fiscal 2008. Cost reduction initiatives and related operational efficiency efforts contributed significantly to the margin improvement, offset in part by higher restructuring charges incurred in fiscal 2009 compared to fiscal 2008 as Starbucks continued its work to rationalize its global store portfolio and support organization.

•	EPS for fiscal 2009 was $0.52, compared to EPS of $0.43 reported in fiscal 2008. Restructuring charges impacted EPS by approximately $0.28 per share in fiscal 2009 and restructuring and other transformation costs impacted EPS by approximately $0.28 in fiscal 2008.

•	Cash flow from operations was $1.4 billion in fiscal 2009 compared to $1.3 billion in fiscal 2008, while capital expenditures declined to $446 million in fiscal 2009 from $985 million in fiscal 2008. Available operating cash flow during fiscal 2009 was primarily used to reduce short-term borrowings to a zero balance in fiscal 2009, down from $713 million at the beginning of the fiscal year.

•	The Company realized approximately $580 million in reductions to its cost structure in fiscal 2009, with the initiatives focused on store closures, headcount reductions, in-store efficiencies and supply chain improvements.

Consolidated results of operations (in millions):

	Sep 27,	Sep 28,		Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	% Change	2009	2008
				% of Total Net Revenues

Net revenues:
Company-operated retail	$8,180.1	$8,771.9	(6.7)%	83.7%	84.5%
Specialty:
Licensing	1,222.3	1,171.6	4.3	12.5	11.3
Foodservice and other	372.2	439.5	(15.3)	3.8	4.2

Total specialty	1,594.5	1,611.1	(1.0)	16.3	15.5

Total net revenues	$9,774.6	$10,383.0	(5.9)%	100.0%	100.0%

Company-operated retail revenues decreased from fiscal 2008, primarily attributable to a 6% decline in comparable store sales, comprised of a 4% decline in transactions and a 2% decline in the average value per transaction. Foreign currency translation also contributed to the decline with the effects of a stronger US dollar relative to the British pound and Canadian dollar. The weakness in consolidated comparable store sales was driven by the US segment, with a comparable store sales decline of 6% for the year. The International segment experienced a 2% decline in comparable store sales.

The Company derived 16% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. The decrease in Foodservice and other revenue was primarily due to the softness in the hospitality industry.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				% of Total Net Revenues

Cost of sales including occupancy costs	$4,324.9	$4,645.3	(6.9)%	44.2%	44.7%
Store operating expenses	3,425.1	3,745.1	(8.5)	35.0	36.1
Other operating expenses	264.4	330.1	(19.9)	2.7	3.2
Depreciation and amortization expenses	534.7	549.3	(2.7)	5.5	5.3
General and administrative expenses	453.0	456.0	(0.7)	4.6	4.4
Restructuring charges	332.4	266.9	24.5	3.4	2.6

Total operating expenses	9,334.5	9,992.7	(6.6)	95.5	96.2
Income from equity investees	121.9	113.6	7.3	1.2	1.1

Operating income	$562.0	$503.9	11.5%	5.7%	4.9%
Supplemental ratios as a % of related revenues:
Store operating expenses				41.9%	42.7%
Other operating expenses				16.6%	20.5%

Cost of sales including occupancy costs decreased as a percentage of revenues primarily due to the implementation of in-store operational efficiencies designed to reduce product waste, and due to lower dairy costs in the US, partially offset by higher coffee costs.

Store operating expenses as a percentage of Company-operated retail revenues decreased primarily due to reduced headcount and spending in the regional support organization as a result of Starbucks restructuring efforts, and the effect of initiatives to improve store labor efficiencies.

Restructuring charges include lease exit and related costs associated with the actions to rationalize the Company’s global store portfolio and reduce the global cost structure. See Note 2 to the consolidated financial statements for further discussion.

Operating margin expansion was primarily due to the improved labor efficiency and reduced product waste in Company-operated stores, partially offset by increased restructuring charges.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				% of Total Net Revenues

Operating income	$562.0	$503.9	11.5%	5.7%	4.9%
Interest income and other, net	36.3	9.0	nm	0.4	0.1
Interest expense	(39.1)	(53.4)	(26.8)	(0.4)	(0.5)

Earnings before income taxes	559.2	459.5	21.7	5.7	4.4
Income taxes	168.4	144.0	16.9	1.7	1.4

Net earnings	$390.8	$315.5	23.9%	4.0%	3.0%

Effective tax rate				30.1%	31.3%

Net interest income and other increased due primarily to the impact of foreign currency fluctuations on certain balance sheet amounts. Also contributing to the increase were lower unrealized market value losses on the Company’s trading securities portfolio compared to fiscal 2008. As described in more detail in Note 3 to the consolidated financial statements, the trading securities approximate a portion of the Company’s liability under its Management Deferred Compensation Plan (“MDCP”). The MDCP liability also increases and decreases with changes in investment performance, with this offsetting impact recorded in General and administrative expenses on the consolidated statements of earnings. Interest expense decreased due to a lower average balance of short term borrowings and lower average short term borrowing rates in fiscal 2009 compared to the prior year. At the end of fiscal 2009, the Company had no short term debt.

The relatively low 2009 effective tax rate was primarily due to a tax benefit recognized for retroactive tax credits and an income tax credit related to the settlement of an employment tax audit in fiscal 2009. As a result of the audit settlement, approximately $17 million of expense was recorded in Store operating expenses, with an offsetting income tax credit and no impact to net earnings. The effective tax rate for fiscal 2010 is expected to be in the range of 34% to 35%.

Operating Segments

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. Starbucks has three reportable operating segments: US, International and CPG. Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. Operating income represents earnings before Net interest income and other, Interest expense and Income taxes.

The US foodservice business, which was previously reported in the US segment, is now reported in the CPG segment, as a result of internal management realignments within the US and CPG businesses. Segment information for all prior periods presented has been revised to reflect this change.

The following tables summarize the Company’s results of operations by segment for fiscal 2009 and 2008 (in millions).

United States

The US operating segment sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the US include licensed retail stores and other initiatives related to the Company’s core business.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				As a % of US Total Net Revenues

Net revenues:
Company-operated retail	$6,572.1	$6,997.7	(6.1)%	92.5%	92.9%
Specialty:
Licensing	528.9	504.2	4.9	7.4	6.7
Other	3.6	30.1	(88.0)	0.1	0.4

Total specialty	532.5	534.3	(0.3)	7.5	7.1

Total net revenues	$7,104.6	$7,532.0	(5.7)%	100.0%	100.0%

Company-operated retail revenues decreased year over year primarily due to a 6% decrease in comparable store sales, comprised of a 4% decrease in transactions, and a 2% decrease in average value per transaction.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				As a % of US Total Net Revenues

Cost of sales including occupancy costs	$2,965.7	$3,206.3	(7.5)%	41.7%	42.6%
Store operating expenses	2,815.1	3,081.0	(8.6)	39.6	40.9
Other operating expenses	81.4	111.7	(27.1)	1.1	1.5
Depreciation and amortization expenses	378.1	395.4	(4.4)	5.3	5.2
General and administrative expenses	86.7	71.2	21.8	1.2	0.9
Restructuring charges	246.3	210.9	16.8	3.5	2.8

Total operating expenses	6,573.3	7,076.5	(7.1)	92.5	94.0
Income (loss) from equity investees	0.5	(1.3)	nm	—	—

Operating income	$531.8	$454.2	17.1%	7.5%	6.0%

Supplemental ratios as a % of related revenues:
Store operating expenses				42.8%	44.0%
Other operating expenses				15.3%	20.9%

Operating margin expanded primarily due to lower store operating expenses, lower cost of sales including occupancy costs, and lower other operating expenses as a percentage of total revenues. This improvement was primarily due to operational changes designed to improve labor efficiency and reduce product waste in Company-operated stores, and to lower non-store support costs. Partially offsetting the favorability were higher restructuring charges during the year. The Company incurred higher lease exit and related costs due to the higher number of actual store closures compared to the prior year period.

International

The International operating segment sells coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise through Company-operated retail stores in Canada, the UK and several other markets. Specialty operations primarily include retail store licensing operations in nearly 40 other countries and foodservice accounts, primarily in Canada and the UK. The Company’s International store base continues to expand and Starbucks expects to achieve a growing contribution from established areas of the business while at the same time investing in emerging markets and channels. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the US. This continuing investment is part of the Company’s long-term, balanced plan for profitable growth.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				As a % of International Total Net Revenues

Net revenues:
Company-operated retail	$1,608.0	$1,774.2	(9.4)%	83.7%	84.3%
Specialty:
Licensing	266.2	274.8	(3.1)	13.9	13.1
Foodservice and other	46.2	54.4	(15.1)	2.4	2.6

Total specialty	312.4	329.2	(5.1)	16.3	15.7

Total net revenues	$1,920.4	$2,103.4	(8.7)%	100.0%	100.0%

Company-operated retail revenues decreased primarily due to unfavorable foreign currency exchange rates, particularly for the British pound and Canadian dollar. Partially offsetting the decrease were the net new store openings of 89 Company-operated stores.

Specialty revenues decreased primarily due to continued softness in the hospitality industry and unfavorable foreign currency exchange rates.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				As a % of International Total Net Revenues

Cost of sales including occupancy costs	$963.7	$1,054.0	(8.6)%	50.2%	50.1%
Store operating expenses	610.0	664.1	(8.1)	31.8	31.6
Other operating expenses	72.9	88.5	(17.6)	3.8	4.2
Depreciation and amortization expenses	102.5	108.8	(5.8)	5.3	5.2
General and administrative expenses	105.0	113.0	(7.1)	5.5	5.4
Restructuring charges	27.0	19.2	40.6	1.4	0.9

Total operating expenses	1,881.1	2,047.6	(8.1)	98.0	97.3
Income from equity investees	53.6	54.2	(1.1)	2.8	2.6

Operating income	$92.9	$110.0	(15.5)%	4.8%	5.2%

Supplemental ratios as a % of related revenues:
Store operating expenses				37.9%	37.4%
Other operating expenses				23.3%	26.9%

Operating margin decreased primarily due to higher restructuring charges and higher store operating expenses as a percentage of total revenues. Restructuring charges of $27.0 million recognized during the year had a 50 basis point impact on operating margin compared to the prior year, due to the previously announced store closures. Higher store operating expenses as of percentage of Company-operated retail revenues were driven by an increase in store impairment charges and a decline in sales leverage impacting salaries and benefits. Partially offsetting the decrease in operating margin were lower other operating expenses due to headcount reductions in the non-store support functions.

Global Consumer Products Group

CPG’s licensing revenue is from selling a selection of whole bean and ground coffees and premium Tazo® teas through licensing arrangements in US and international markets, and also producing and selling a variety of ready-to-drink beverages through its joint ventures and marketing and distribution agreements. The foodservice revenue is from the US foodservice business, which sells coffee and other related products to institutional foodservice companies with the majority of its sales through national broadline distribution networks.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				As a % of CPG Total Net Revenues

Net revenues:
Licensing	$427.2	$392.6	8.8%	57.0%	52.5%
Foodservice	322.4	355.0	(9.2)	43.0	47.5

Total specialty	$749.6	$747.6	0.3%	100.0%	100.0%

Total net revenues increased primarily due to higher revenues from packaged coffees, partially offset by lower foodservice revenues caused by continued softness in the hospitality industry.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				As a % of CPG Total Revenues

Cost of sales	$395.5	$385.0	2.7%	52.8%	51.5%
Other operating expenses	110.1	129.9	(15.2)	14.7	17.4
Depreciation and amortization expenses	5.7	6.3	(9.5)	0.8	0.8
General and administrative expenses	8.8	7.9	11.4	1.2	1.1
Restructuring charges	1.0	—	nm	0.1	—

Total operating expenses	521.1	529.1	(1.5)	69.5	70.8
Income from equity investees	67.8	60.7	11.7	9.0	8.1

Operating income	$296.3	$279.2	6.1%	39.5%	37.3%

Growth of operating margin was primarily due to lower other operating expenses in the foodservice business due to lower compensation costs and lower marketing expenses.

Unallocated Corporate

Unallocated corporate expenses pertain to corporate administrative functions that support, but are not specifically attributable to the Company’s operating segments.

	Sep 27,	Sep 28,	%	Sep 27,	Sep 28,
Fiscal Year Ended	2009	2008	Change	2009	2008
				As a % of Total Net Revenues

Depreciation and amortization expenses	$48.4	$38.8	24.7%	0.5%	0.4%
General and administrative expenses	252.5	263.9	(4.3)	2.6	2.5
Restructuring charges	58.1	36.8	57.9	0.6	0.4

Operating loss	$(359.0)	$(339.5)	(5.7)%	(3.7)%	(3.3)%

Total unallocated corporate expenses increased primarily as a result of restructuring charges incurred for corporate office facilities that were no longer occupied by the Company due to the reduction in positions within the non-store support organization.

RESULTS OF OPERATIONS — FISCAL 2008 COMPARED TO FISCAL 2007

Consolidated results of operations (in millions):

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				% of Total Net Revenues

Net revenues:
Company-operated retail	$8,771.9	$7,998.3	9.7%	84.5%	85.0%
Specialty:
Licensing	1,171.6	1,026.3	14.2	11.3	10.9
Foodservice and other	439.5	386.9	13.6	4.2	4.1

Total specialty	1,611.1	1,413.2	14.0	15.5	15.0

Total net revenues	$10,383.0	$9,411.5	10.3%	100.0%	100.0%

Net revenues for the fiscal year ended 2008 increased due to growth in both Company-operated retail revenues and specialty operations.

During fiscal 2008, Starbucks derived 84% of total net revenues from its Company-operated retail stores. Company-operated retail revenues increased, primarily attributable to the opening of 681 new Company-operated retail stores in fiscal 2008, offset by negative 3% comparable store sales for the same period. Revenue growth was slower than in previous years due to a combination of declining comparable store sales and a decrease in the number of net new stores opened during fiscal 2008. The weakness in consolidated comparable store sales was driven by the US segment, which posted a comparable store sales decline of 5% for the year. Partially offsetting this was 2% comparable store sales growth in the International segment. Within fiscal 2008, consolidated quarterly revenue growth decelerated each quarter and comparable store sales declined each quarter, reflecting the ongoing challenging economic conditions in the US.

The Company derived the remaining 16% of total net revenues from specialty operations. Licensing revenues increased primarily due to higher product sales and royalty revenues from the opening of 988 new licensed retail stores in fiscal 2008. The increase in Foodservice and other revenues was primarily driven by growth in new and existing accounts in the foodservice business in the US.

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				% of Total Net Revenues

Cost of sales including occupancy costs	$4,645.3	$3,999.1	16.2%	44.7%	42.5%
Store operating expenses	3,745.1	3,215.9	16.5	36.1	34.2
Other operating expenses	330.1	294.2	12.2	3.2	3.1
Depreciation and amortization expenses	549.3	467.2	17.6	5.3	5.0
General and administrative expenses	456.0	489.2	(6.8)	4.4	5.2
Restructuring charges	266.9	—	nm	2.6	—

Total operating expenses	9,992.7	8,465.6	18.0	96.2	89.9
Income from equity investees	113.6	108.0	5.2	1.1	1.1

Operating income	$503.9	$1,053.9	(52.2)%	4.9%	11.2%
Supplemental ratios as a % of related revenues:
Store operating expenses			42.7%	40.2%
Other operating expenses			20.5%	20.8%

Since many of the Company’s operating expenses are fixed in nature, the softness in US revenues during fiscal 2008 impacted nearly all consolidated and US segment operating expense line items when viewed as a percentage of sales, and pressured operating margins.

Cost of sales including occupancy costs increased primarily due to higher distribution costs and higher rent expenses as a percentage of revenues. Store operating expenses as a percentage of Company-operated retail revenues increased primarily due to higher payroll expenditures as a percentage of revenues coupled with impairment provisions in the US business, primarily driven by the slowdown in projected store openings. Depreciation and amortization expenses increased primarily due to the opening of 681 new Company-operated retail stores in fiscal 2008. General and administrative expenses decreased primarily due to lower payroll-related expenses. Restructuring charges include asset impairment, lease exit and severance costs. These costs are associated with the closure of underperforming stores in the US and Australia, and the rationalization of the Company’s leadership structure and non-store organization.

Operating margin compression was primarily due to lower revenues; in addition, restructuring charges accounted for approximately 40% of the decrease.

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				% of Total Net Revenues

Operating income	$503.9	$1,053.9	(52.2)%	4.9%	11.2%
Interest income and other, net	9.0	40.4	(77.7)	0.1	0.4
Interest expense	(53.4)	(38.0)	40.5	(0.5)	(0.4)

Earnings before income taxes	459.5	1,056.3	(56.5)	4.4	11.2
Income taxes	144.0	383.7	(62.5)	1.4	4.1

Net earnings	$315.5	$672.6	(53.1)%	3.0%	7.1%

Net interest income and other decreased due primarily to unrealized market value losses on the Company’s trading securities portfolio. The trading securities approximate a portion of the Company’s liability under its MDCP plan. The MDCP liability also increases and decreases with changes in investment performance, with this offsetting impact recorded in General and administrative expenses on the consolidated statements of earnings. Interest expense increased due to the Company’s issuance of $550 million of 10-year 6.25% Senior Notes in August of fiscal 2007.

Income taxes for fiscal 2008 resulted in an effective tax rate of 31.3% compared to 36.3% for fiscal 2007. The lower rate was due to the higher proportion of income earned in foreign jurisdictions which have lower tax rates, as well as an increase in the domestic manufacturing deduction for manufacturing activities in the US.

United States

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				As a % of US Total Net Revenues

Net revenues:
Company-operated retail	$6,997.7	$6,560.9	6.7%	92.9%	93.4%
Specialty:
Licensing	504.2	439.1	14.8	6.7	6.3
Other	30.1	22.9	31.4	0.4	0.3

Total specialty	534.3	462.0	15.6	7.1	6.6

Total net revenues	$7,532.0	$7,022.9	7.2%	100.0%	100.0%

Company-operated retail revenues increased primarily due to the opening of 445 new Company-operated retail stores in fiscal 2008, partially offset by a 5% decrease in comparable store sales for fiscal 2008. The US Company-operated retail business continued to experience deteriorating trends in transactions during the year, driven by the US economic slowdown. Licensing revenues increased primarily due to higher product sales and royalty revenues as a result of opening 438 new licensed retail stores in fiscal 2008.

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				As a % of US Total Net Revenues

Cost of sales including occupancy costs	$3,206.3	$2,804.0	14.3%	42.6%	39.9%
Store operating expenses	3,081.0	2,684.2	14.8	40.9	38.2
Other operating expenses	111.7	104.5	6.9	1.5	1.5
Depreciation and amortization expenses	395.4	341.7	15.7	5.2	4.9
General and administrative expenses	71.2	84.1	(15.3)	0.9	1.2
Restructuring charges	210.9	—	nm	2.8	—

Total operating expenses	7,076.5	6,018.5	17.6	94.0	85.7
Income (loss) from equity investees	(1.3)	0.8	nm	—	—

Operating income	$454.2	$1,005.2	(54.8)%	6.0%	14.3%

Supplemental ratios as a % of related revenues:
Store operating expenses				44.0%	40.9%
Other operating expenses				20.9%	22.6%

Operating margin contracted significantly primarily due to restructuring charges incurred and to softer revenues due to weak traffic, as well as higher cost of sales including occupancy costs and higher store operating expenses as a percentage of revenues. Restructuring charges of $210.9 million had a 280 basis point impact on the operating margin. The increase in cost of sales including occupancy costs was primarily due to higher distribution costs and higher rent expenses as a percentage of revenues. Higher store operating expenses was due to the softer sales, higher payroll-related expenditures, and charges from canceling future store sites and asset impairments.

International

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				As a % of International
				Total Net
				Revenues

Net revenues:
Company-operated retail	$1,774.2	$1,437.4	23.4%	84.3%	84.7%
Specialty:
Licensing	274.8	220.9	24.4	13.1	13.0
Foodservice and other	54.4	37.9	43.5	2.6	2.2

Total specialty	329.2	258.8	27.2	15.7	15.3

Total net revenues	$2,103.4	$1,696.2	24.0%	100.0%	100.0%

Company-operated retail revenues increased due to the opening of 236 new Company-operated retail stores in fiscal 2008, favorable foreign currency exchange rates, primarily on the Canadian dollar, and comparable store sales growth of 2% for fiscal 2008. In the fourth quarter of fiscal 2008, Company-operated retail revenues grew at a slower rate year-over-year of 12% and comparable store sales were flat compared to the same quarter in fiscal 2007, both driven by slowdowns in the UK and Canada, due to the weakening global economy.

Specialty revenues increased primarily due to higher product sales and royalty revenues from opening 550 new licensed retail stores in fiscal 2008.

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				As a % of International
				Total Net
				Revenues

Cost of sales including occupancy costs	$1,054.0	$824.6	27.8%	50.1%	48.6%
Store operating expenses	664.1	531.7	24.9	31.6	31.3
Other operating expenses	88.5	69.9	26.6	4.2	4.1
Depreciation and amortization expenses	108.8	84.2	29.2	5.2	5.0
General and administrative expenses	113.0	93.8	20.5	5.4	5.5
Restructuring charges	19.2	—	nm	0.9	—

Total operating expenses	2,047.6	1,604.2	27.6	97.3	94.6
Income from equity investees	54.2	45.7	18.6	2.6	2.7

Operating income	$110.0	$137.7	(20.1)%	5.2%	8.1%

Supplemental ratios as a % of related revenues:
Store operating expenses				37.4%	37.0%
Other operating expenses				26.9%	27.0%

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

Global Consumer Products Group

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				As a % of CPG Total Net
				Revenues

Net revenues:
Licensing	$392.6	$366.3	7.2%	52.5%	52.9%
Foodservice	355.0	326.1	8.9%	47.5	47.1

Total specialty	$747.6	$692.4	8.0%	100.0%	100.0%

Foodservice revenues increased primarily due to growth in new and existing foodservice accounts, and licensing revenue increased due to higher royalties and product sales in the international ready-to-drink business and increased sales of US packaged tea and International club packaged coffee.

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				As a % of CPG
				Total Net
				Revenues

Cost of sales	$385.0	$370.5	3.9%	51.5%	53.5%
Other operating expenses	129.9	119.8	8.4	17.4	17.3
Depreciation and amortization expenses	6.3	6.6	(4.5)	0.8	1.0
General and administrative expenses	7.9	8.1	(2.5)	1.1	1.2

Total operating expenses	529.1	505.0	4.8	70.8	72.9
Income from equity investees	60.7	61.5	(1.3)	8.1	8.9

Operating income	$279.2	$248.9	12.2%	37.3%	35.9%

Growth of operating margin was primarily due to lower cost of sales as a percentage of revenues, partially offset by lower income from equity investees. Lower cost of sales was primarily due to a sales mix shift to more profitable products.

Unallocated Corporate

	Sep 28,	Sep 30,	%	Sep 28,	Sep 30,
Fiscal Year Ended	2008	2007	Change	2008	2007
				As a % of
				Total Net
				Revenues

Depreciation and amortization expenses	$38.8	$34.7	11.8%	0.4%	0.4%
General and administrative expenses	263.9	303.2	(13.0)	2.5	3.2
Restructuring charges	36.8	—	nm	0.4	—

Operating loss	$(339.5)	$(337.9)	0.5%	(3.3)%	(3.6)%

Total unallocated corporate expenses remained relatively flat due to lower payroll-related expenditures, which were offset by restructuring charges incurred for corporate office facilities that were no longer occupied by the Company due to the reduction in positions within Starbucks leadership structure and non-store organization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s existing cash and liquid investments were $666.1 million and $322.3 million as of September 27, 2009 and September 28, 2008, respectively.

The Company manages its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings.

Included in the cash and liquid investment balances are the following:

•	A portfolio of unrestricted trading securities, designed to hedge the Company’s liability under the MDCP. The value of this portfolio was $44.8 million and $49.5 million as of September 27, 2009 and September 28, 2008, respectively. The decrease was primarily driven by declines in market values of the underlying equity funds. See Note 3 for further details.

•	Unrestricted cash and liquid securities held within the Company’s wholly owned captive insurance company to fund claim payouts. The value of these unrestricted cash and liquid securities was approximately $11.8 million and $24.0 million as of September 27, 2009 and September 28, 2008, respectively.

As of September 27, 2009, the Company had $92.7 million invested in available-for-sale securities. Included in available-for-sale securities were $55.7 million of auction rate securities (“ARS”), compared with $59.8 million of ARS held as of September 28, 2008, with the decrease due to calls of individual securities. As described in more detail in Note 3, while the ongoing auction failures will limit the liquidity of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.

Credit rating agencies currently rate the Company’s borrowings as follows:

Description	Standard & Poor’s	Moody’s

Short-term debt	A-2	P-3
Senior unsecured long-term debt	BBB	Baa3
Outlook	Stable	Stable

On August 28, 2009, Standard and Poor’s Ratings Services revised its outlook on the Company’s credit ratings to stable from negative based on improved credit metrics and stabilizing performance. The rating agency also affirmed the BBB corporate credit rating on the Company and raised the short-term rating to A-2 from A-3 to conform with the stable rating outlook. As a result of the Moody’s P-3 short-term rating issued in May 2009, commercial paper has become less liquid and more expensive than borrowing under the Company’s credit facility. Consequently, the Company utilized its credit facility for almost all short-term borrowing needs subsequent to May 2009. In the latter half of the year the Company reduced its total short-term borrowings to a zero balance due to strong operating cash flows and lower capital spending on new Company-operated stores. Management is unlikely to make significant use of its commercial paper program until its Moody’s short-term ratings improve.

Despite limited access to the commercial paper markets, management believes that cash flow from operations and its existing cash and liquid investments, supplemented as needed by the $1 billion in short-term borrowing capacity under the Company’s revolving credit facility, will be sufficient to finance capital requirements for its core businesses for the foreseeable future, as well as to fund the cost of lease termination and related costs from the remaining international store closures. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

The Company’s credit facility contains provisions requiring Starbucks to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. On June 8, 2009, the credit facility was amended to more accurately reflect the parties’ intent with respect to Amendment No. 4 to the credit facility. Amendment No. 5 to the credit facility did not impact the Company’s borrowing terms, facility size, or covenant ratio, and was completed at minimal cost to the Company. As of September 27, 2009 and September 28, 2008, the Company was in compliance with each of these covenants.

The $550 million of 10-year 6.25% Senior Notes, issued in fiscal 2007, also require Starbucks to maintain compliance with certain covenants that limit future liens and sale and leaseback transactions on certain material properties. As of September 27, 2009 and September 28, 2008, the Company was in compliance with each of these covenants.

The Company generated strong operating cash flow during the year ended September 27, 2009 and used its free cash flow to reduce its short-term borrowings from $713.0 million at the end of fiscal 2008 to a zero balance at the end of fiscal 2009 and to increase the balance of its cash and liquid investments.

The Company expects to use its cash and liquid investments, including any borrowings under its credit facility and commercial paper program, to invest in its core businesses, including new beverage and product innovations, as well as other new business opportunities related to its core businesses. The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees. Any decisions to increase its ownership interest in its equity method investees or licensed operations will be driven by valuation and fit with the Company’s ownership strategy and are likely to be infrequent.

Depending on market conditions and within the constraint of maintaining an appropriate capital structure, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Starbucks did not repurchase any shares in fiscal 2009 under the Company’s share repurchase program; however, the Company will continue to evaluate share repurchases and cash dividends in the future as a use for excess cash generated by the business.

Other than normal operating expenses, cash requirements for fiscal 2010 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing Company-operated retail stores; systems and technology investments in the stores and in the support infrastructure; and new Company-operated retail stores. Total capital expenditures for fiscal 2010 are expected to range from $500 million to $550 million.

Cash provided by operating activities was $1.4 billion for fiscal 2009 compared to $1.3 billion for fiscal 2008. Cash used by investing activities for fiscal 2009 totaled $421.1 million compared to $1.1 billion in fiscal 2008. The decrease was due to lower capital expenditures in fiscal 2009 compared to fiscal 2008 due to opening significantly fewer new Company-operated stores.

Cash used by financing activities for the year ended September 27, 2009 totaled $642.2 million, with net repayments of commercial paper and short-term borrowings under the credit facility totaling $713.1 million. As of September 27, 2009, a total of $14.1 million in letters of credit were outstanding under the credit facility, leaving $985.9 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.

The following table summarizes the Company’s contractual obligations and borrowings as of September 27, 2009, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
		Less than 1	1 - 3	3 - 5	More than
Contractual Obligations(1)	Total	Year	Years	Years	5 Years

Debt obligations(2)	$825.4	$34.7	$68.8	$68.8	$653.1
Operating lease obligations(3)	4,389.2	706.7	1,281.3	1,039.1	1,362.1
Purchase obligations(4)	308.3	264.1	34.2	9.5	0.5
Other obligations(5)	109.7	3.3	22.8	6.8	76.8

Total	$5,632.6	$1,008.8	$1,407.1	$1,124.2	$2,092.5

(1)	Income tax liabilities for uncertain tax positions were excluded as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. As of September 27, 2009, the Company had $49.1 million of gross unrecognized tax benefits for uncertain tax positions.

(2)	Debt amounts include principal maturities and expected interest payments on the long-term debt.

(3)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(4)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Purchase obligations relate primarily to green coffee.

(5)	Other obligations include other long-term liabilities primarily consisting of asset retirement obligations, capital lease obligations and hedging instruments.

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

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

Commodity price risk represents the Company’s primary market risk, generated by its purchases of green coffee and dairy products, among other things. The Company purchases, roasts and sells high-quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impacts the Company’s results of operations and can be expected to impact its future results of operations. For additional details see Product Supply in Item 1, as well as Risk Factors in Item 1A of this 10-K.

FINANCIAL RISK MANAGEMENT

Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices, and interest rates. The Company manages its exposure to various market-based risks according to an umbrella risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The umbrella risk management policy governs the hedging instruments the business may use and limits the risk to net earnings. The Company also monitors and limits the amount of associated counterparty credit risk. Additionally, this policy restricts, among other things, the amount of market-based risk the Company will tolerate before implementing approved hedging strategies and prohibits speculative trading activity. In general, hedging instruments do not have maturities in excess of five years.

The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.

Commodity Price Risk

The Company purchases commodity inputs, including coffee, dairy products and diesel that are used in its operations and are subject to price fluctuations that impact its financial results. In addition to fixed-price contracts and price-to-be-fixed contracts for coffee purchases, the Company has entered into commodity hedges to manage commodity price risk using financial derivative instruments. The Company performed a sensitivity analysis based on a 10% change in the underlying commodity prices of its commodity hedges, as of the end of fiscal 2009, and determined that such a change would not have a significant effect on the fair value of these instruments.

Foreign Currency Exchange Risk

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in US dollars. However, because a portion of the Company’s operations consists of activities outside of the US, the Company has transactions in other currencies, primarily the Canadian dollar, British pound, euro, and Japanese yen. As a result, Starbucks may engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets, and liabilities denominated in foreign currencies.

As of September 27, 2009, the Company had forward foreign exchange contracts that hedge portions of anticipated international revenue streams and inventory purchases. In addition, Starbucks had forward foreign exchange contracts that qualify as accounting hedges of its net investment in Starbucks Japan, as well as the Company’s net investments in its Canada subsidiary, to minimize foreign currency exposure.

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

September 27, 2009

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Underlying Rate	Underlying Rate	Underlying Rate	Underlying Rate

Foreign currency hedges	$58	(58)	13	(13)

Equity Security Price Risk

The Company has minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within its trading portfolio. The trading securities approximate a portion of the Company’s liability under the MDCP. A corresponding liability is included in Accrued compensation and related costs on the consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in Net interest income and other in the consolidated statements of earnings. The offsetting changes in the MDCP liability are recorded in General and administrative expenses. The Company performed a sensitivity analysis based on a 10% change in the underlying equity prices of its investments as of the end of fiscal 2009, and determined that such a change would not have a significant effect on the fair value of these instruments.

Interest Rate Risk

The Company utilizes short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on its existing debt as well as the anticipated issuance of new debt. At the end of fiscal years 2009 and 2008, the Company did not have any interest rate hedge agreements outstanding.

The following table summarizes the impact of a change in interest rates on the fair value of the Company’s debt (in millions):

September 27, 2009

		Change in Fair Value
		100 Basis Point Increase in	100 Basis Point Decrease in
	Fair Value	Underlying Rate	Underlying Rate

Debt	$591.8	(39.8)	39.8

The Company’s available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. As of September 27, 2009, the Company’s long-term available-for-sale securities included ARS. Please see Note 3 for further information. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of Accumulated other comprehensive income. The Company does not hedge the interest rate exposure on its available-for-sale securities. The Company performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of its available-for-sale securities as of the end of fiscal 2009, and determined that such a change would not have a significant effect on the fair value of these instruments.

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

Asset Impairment

When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For goodwill and other indefinite-lived intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate carrying values exceed estimated fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Upon determination that the carrying values of such assets are in excess of their estimated fair values, the Company recognizes an impairment loss as a charge against current operations. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize material impairment charges.

Stock-based Compensation

Starbucks accounts for stock-based compensation in accordance with fair value recognition provisions, under which the Company uses the Black-Scholes-Merton option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions could materially affect the estimate of fair value of stock-based compensation; however based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, management believes the effect on the expense recognized for fiscal 2009 would not have been material.

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

Self Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance pool, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance, and director and officers’ liability insurance. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

Starbucks recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and accrues for uncertain tax positions. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

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

Item 8.	Financial Statements and Supplementary Data

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(In Millions, except earnings per share)

	Sep 27,	Sep 28,	Sep 30,
Fiscal Year Ended	2009	2008	2007

Net revenues:
Company-operated retail	$8,180.1	$8,771.9	$7,998.3
Specialty:
Licensing	1,222.3	1,171.6	1,026.3
Foodservice and other	372.2	439.5	386.9

Total specialty	1,594.5	1,611.1	1,413.2

Total net revenues	9,774.6	10,383.0	9,411.5
Cost of sales including occupancy costs	4,324.9	4,645.3	3,999.1
Store operating expenses	3,425.1	3,745.1	3,215.9
Other operating expenses	264.4	330.1	294.2
Depreciation and amortization expenses	534.7	549.3	467.2
General and administrative expenses	453.0	456.0	489.2
Restructuring charges	332.4	266.9	—

Total operating expenses	9,334.5	9,992.7	8,465.6
Income from equity investees	121.9	113.6	108.0

Operating income	562.0	503.9	1,053.9
Interest income and other, net	36.3	9.0	40.4
Interest expense	(39.1)	(53.4)	(38.0)

Earnings before income taxes	559.2	459.5	1,056.3
Income taxes	168.4	144.0	383.7

Net earnings	$390.8	$315.5	$672.6

Per common share:
Net earnings — basic	$0.53	$0.43	$0.90
Net earnings — diluted	$0.52	$0.43	$0.87
Weighted average shares outstanding:
Basic	738.7	731.5	749.8
Diluted	745.9	741.7	770.1

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	Sep 27,	Sep 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$599.8	$269.8
Short-term investments — available-for-sale securities	21.5	3.0
Short-term investments — trading securities	44.8	49.5
Accounts receivable, net	271.0	329.5
Inventories	664.9	692.8
Prepaid expenses and other current assets	147.2	169.2
Deferred income taxes, net	286.6	234.2

Total current assets	2,035.8	1,748.0
Long-term investments — available-for-sale securities	71.2	71.4
Equity and cost investments	352.3	302.6
Property, plant and equipment, net	2,536.4	2,956.4
Other assets	253.8	261.1
Other intangible assets	68.2	66.6
Goodwill	259.1	266.5

TOTAL ASSETS	$5,576.8	$5,672.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and short-term borrowings	$—	$713.0
Accounts payable	267.1	324.9
Accrued compensation and related costs	307.5	253.6
Accrued occupancy costs	188.1	136.1
Accrued taxes	127.8	76.1
Insurance reserves	154.3	152.5
Other accrued expenses	147.3	164.4
Deferred revenue	388.7	368.4
Current portion of long-term debt	0.2	0.7

Total current liabilities	1,581.0	2,189.7
Long-term debt	549.3	549.6
Other long-term liabilities	400.8	442.4

Total liabilities	2,531.1	3,181.7
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 742.9 and 735.5 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in capital	147.0	—
Other additional paid-in-capital	39.4	39.4
Retained earnings	2,793.2	2,402.4
Accumulated other comprehensive income	65.4	48.4

Total shareholders’ equity	3,045.7	2,490.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,576.8	$5,672.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Sep 27,	Sep 28,	Sep 30,
Fiscal Year Ended	2009	2008	2007

OPERATING ACTIVITIES:
Net earnings	$390.8	$315.5	$672.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	563.3	604.5	491.2
Provision for impairments and asset disposals	224.4	325.0	26.0
Deferred income taxes	(69.6)	(117.1)	(37.3)
Equity in income of investees	(78.4)	(61.3)	(65.7)
Distributions of income from equity investees	53.0	52.6	65.9
Stock-based compensation	83.2	75.0	103.9
Tax benefit from exercise of stock options	2.0	3.8	7.7
Excess tax benefit from exercise of stock options	(15.9)	(14.7)	(93.1)
Other	5.4	(0.1)	0.7
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	28.5	(0.6)	(48.6)
Accounts payable	(53.0)	(63.9)	36.1
Accrued taxes	57.2	7.3	86.4
Deferred revenue	16.3	72.4	63.2
Other operating assets	120.5	(11.2)	(92.7)
Other operating liabilities	61.3	71.5	114.9

Net cash provided by operating activities	1,389.0	1,258.7	1,331.2
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(129.2)	(71.8)	(237.4)
Maturities and calls of available-for-sale securities	111.0	20.0	178.2
Sales of available-for-sale securities	5.0	75.9	47.5
Acquisitions, net of cash acquired	—	(74.2)	(53.3)
Net purchases of equity, other investments and other assets	(4.8)	(52.0)	(56.6)
Additions to property, plant and equipment	(445.6)	(984.5)	(1,080.3)
Proceeds from sale of property, plant and equipment	42.5	—	—

Net cash used by investing activities	(421.1)	(1,086.6)	(1,201.9)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	20,965.4	65,770.8	17,311.1
Repayments of commercial paper	(21,378.5)	(66,068.0)	(16,600.9)
Proceeds from short-term borrowings	1,338.0	528.2	770.0
Repayments of short-term borrowings	(1,638.0)	(228.8)	(1,470.0)
Proceeds from issuance of common stock	57.3	112.3	176.9
Excess tax benefit from exercise of stock options	15.9	14.7	93.1
Proceeds from issuance of long-term debt	—	—	549.0
Principal payments on long-term debt	(0.7)	(0.6)	(0.8)
Repurchase of common stock	—	(311.4)	(996.8)
Other	(1.6)	(1.7)	(3.5)

Net cash used by financing activities	(642.2)	(184.5)	(171.9)
Effect of exchange rate changes on cash and cash equivalents	4.3	0.9	11.3

Net increase/(decrease) in cash and cash equivalents	330.0	(11.5)	(31.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	269.8	281.3	312.6

End of period	$599.8	$269.8	$281.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net change in short-term borrowings and commercial paper for the period	$(713.1)	$2.2	$10.2
Cash paid during the period for:
Interest, net of capitalized interest	$39.8	$52.7	$35.3
Income taxes	$162.0	$259.5	$342.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

				Other		Accumulated
			Additional	Additional		Other
	Common Stock		Paid-in	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income/(Loss)	Total

Balance, October 1, 2006	756.6	$0.7	$—	$39.4	$2,151.1	$37.3	$2,228.5
Net earnings	—	—	—	—	672.6	—	672.6
Unrealized holding loss, net	—	—	—	—	—	(20.4)	(20.4)
Translation adjustment, net of tax	—	—	—	—	—	37.7	37.7

Comprehensive income							689.9

Stock-based compensation expense	—	—	106.4	—	—	—	106.4
Exercise of stock options, including tax benefit of $95.3	12.8	—	225.2	—	—	—	225.2
Sale of common stock, including tax provision of $0.1	1.9	—	46.8	—	—	—	46.8
Repurchase of common stock	(33.0)	—	(378.4)	—	(634.3)	—	(1,012.7)

Balance, September 30, 2007	738.3	$0.7	$—	$39.4	$2,189.4	$54.6	$2,284.1
Cumulative impact of adoption of accounting requirements for uncertain tax positions	—	—	(1.6)	—	(1.7)	—	(3.3)
Net earnings	—	—	—	—	315.5	—	315.5
Unrealized holding gain, net	—	—	—	—	—	0.8	0.8
Translation adjustment, net of tax	—	—	—	—	—	(7.0)	(7.0)

Comprehensive income							309.3

Stock-based compensation expense	—	—	76.8	—	—	—	76.8
Exercise of stock options, including tax benefit of $8.4	6.6	—	77.4	—	—	—	77.4
Sale of common stock, including tax benefit of $0.1	2.8	—	41.9	—	—	—	41.9
Repurchase of common stock	(12.2)	—	(194.5)	—	(100.8)	—	(295.3)

Balance, September 28, 2008	735.5	$0.7	$—	$39.4	$2,402.4	$48.4	$2,490.9
Net earnings	—	—	—	—	390.8	—	390.8
Unrealized holding gains, net	—	—	—	—	—	1.8	1.8
Translation adjustment, net of tax	—	—	—	—	—	15.2	15.2

Comprehensive income							407.8

Stock-based compensation expense	—	—	84.3	—	—	—	84.3
Exercise of stock options, including tax benefit of $5.3	4.9	—	35.9	—	—	—	35.9
Sale of common stock, including tax benefit of $0.1	2.5	—	26.8	—	—	—	26.8

Balance, September 27, 2009	742.9	$0.7	$147.0	$39.4	$2,793.2	$65.4	$3,045.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 27, 2009, September 28, 2008 and September 30, 2007

Note 1:	Summary of Significant Accounting Policies

Description of Business

Starbucks Corporation (together with its subsidiaries, “Starbucks” or the “Company”) purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, a selection of premium teas, and beverage-related accessories and equipment, primarily through its Company-operated retail stores. Starbucks also sells coffee and tea products and licenses its trademark through other channels such as licensed stores, and through certain of its licensees and equity investees, Starbucks produces and sells a variety of ready-to-drink beverages. All channels outside the Company-operated retail stores are collectively known as specialty operations. Additional details on the nature of the Company’s business are in Item 1 of this 10-K.

Starbucks has three reportable operating segments: United States (“US”), International and Global Consumer Products Group (“CPG”). See Note 18 for additional details.

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

Fiscal Year End

Starbucks fiscal year ends on the Sunday closest to September 30. The fiscal years ended on September 27, 2009, September 28, 2008 and September 30, 2007 all included 52 weeks. Starbucks 2010 fiscal year will include 53 weeks, with the 53rd week falling in its fourth fiscal quarter.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 20, 2009, the day the financial statements were issued.

Estimates and Assumptions

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for asset and goodwill impairments, stock-based compensation forfeiture rates, and future asset retirement obligations; assumptions underlying self-insurance reserves; and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.

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

Cash Management

The Company’s cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in Accounts payable on the consolidated balance sheets.

Short-term and Long-term Investments

The Company’s short-term and long-term investments consist primarily of investment grade debt securities, equity mutual funds, and equity exchange-traded funds, all of which are classified as available-for-sale or trading. As of September 27, 2009, a substantial portion of the Company’s available-for-sale investments consisted of auction rate securities, as described in more detail in Note 3. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short term, and all other available-for-sale securities are classified as long term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, management also evaluates whether the Company has the intent to sell or will likely be required to sell before its anticipated recovery. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of the Company’s investments in marketable debt and equity securities, equity mutual funds and equity exchange-traded funds, is based upon the quoted market price on the last business day of the fiscal year. Where an observable quoted market price for a security does not exist, the Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the security with securities of publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results and estimating discounted cash flows. See Note 3 and 7 for additional information and Note 5 for the methods used to measure fair value. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of short-term debt approximates fair value. The estimated fair value of Starbucks $550 million of 6.25% Senior Notes was approximately $591 million and $536 million as of September 27, 2009 and September 28, 2008, respectively.

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

Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. For discontinued or dedesignated cash flow hedges, the related accumulated derivative gains or losses are recognized in Net interest income and other on the consolidated statements of earnings.

Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. For net investment hedges, the spot-to-spot method is used to calculate effectiveness. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported as a component of OCI. The remaining change in fair value of the forward contract (the ineffective portion) is reclassified into net earnings. Any ineffectiveness is recognized immediately in Net interest income and other on the consolidated statements of earnings.

The Company also enters into certain foreign currency forward contracts and commodity swap and futures contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in Net interest income and other on the consolidated statements of earnings.

See Note 5 for additional information on the Company’s fair value measurements related to derivative instruments.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of September 27, 2009 and September 28, 2008, the allowance for doubtful accounts was $5.0 million and $4.5 million, respectively.

Inventories

Inventories are stated at the lower of cost (primarily moving average cost) or market. The Company records inventory reserves for obsolete and slow-moving items and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory turnover trends, historical experience and application of the specific identification method. As of September 27, 2009 and September 28, 2008, inventory reserves were $21.1 million and $25.5 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from two to seven years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at the Company’s option, Starbucks generally uses the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to Starbucks, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The portion of depreciation expense related to production and distribution facilities is included in Cost of sales including occupancy costs on the consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net earnings.

Goodwill

The Company tests its goodwill for impairment on an annual basis, or more frequently if circumstances indicate reporting unit carrying values exceed their fair values. Fair value is estimated by projecting discounted cash flows from the reporting unit in addition to other quantitative and qualitative analyses. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

Starbucks conducted its annual test for its consolidated entities in the third fiscal quarter, resulting in $7 million of goodwill impairment in fiscal 2009 related to the US operating segment’s Hawaii reporting unit, which is comprised of retail store operations. The current and future projected operating results for the Hawaii operations, which were acquired in fiscal 2006, were lower than originally anticipated due to the overall economic slowdown and its impact on the travel industry in particular, resulting in a partial impairment of the related goodwill. There was no impairment of goodwill in fiscal 2008 and 2007.

Other Intangible Assets

Other intangible assets consist primarily of trademarks with indefinite lives which are tested for impairment annually or more frequently if indefinite useful lives are no longer appropriate. Definite-lived intangible assets, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. For further information on other intangible assets, see Note 9. Based on the impairment tests performed there was no impairment of other intangible assets in fiscal 2009, 2008 and 2007.

Long-lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company compares the fair value of long-lived assets to their carrying value and recognizes an impairment loss by a charge to net earnings for the excess of carrying value over fair value. The fair value of the assets is estimated using the discounted future cash flows of the assets. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell.

The Company recognized net impairment and disposition losses of $224.4 million, $325.0 million and $26.0 million in fiscal 2009, 2008 and 2007, respectively, primarily due to underperforming Company-operated retail stores. The net losses in fiscal 2009 and 2008 include $129.2 million and $201.6 million, respectively, of asset impairments related to the US and International store closures and charges incurred for office facilities no longer occupied by the Company due to the reduction in positions within Starbucks leadership structure and non-store organization. See Note 2 for further details. Depending on the underlying asset that is impaired, these losses may be recorded in any one of the operating expense lines on the consolidated statements of earnings: for retail operations, the net impairment and disposition losses are recorded in Restructuring charges and Store operating expenses; for specialty operations, these losses are recorded in Restructuring charges and Other operating expenses; and for all other operations, these losses are recorded in Cost of sales including occupancy costs, General and administrative expenses, or Restructuring charges.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance pool, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance, and director and officers’ liability insurance. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

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

Stored Value Cards

Revenues from the Company’s stored value cards, such as the Starbucks Card, and gift certificates are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in Deferred revenue on the consolidated balance sheets. There are no expiration dates on the Company’s stored value cards or gift certificates, and Starbucks does not charge any service fees that cause a decrement to customer balances.

While the Company will continue to honor all stored value cards and gift certificates presented for payment, management may determine the likelihood of redemption to be remote for certain card and certificate balances due to, among other things, long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card and certificate balances may then be recognized in the consolidated statements of earnings in Net interest income and other. For the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007 income recognized on unredeemed stored value card balances and gift certificates was $26.0 million, $13.6 million and $12.9 million, respectively.

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

Specialty Revenues

Specialty revenues consist primarily of product sales to customers other than through Company-operated retail stores, as well as royalties and other fees generated from licensing operations. Sales of coffee, tea and related products are generally recognized upon shipment to customers, depending on contract terms. Shipping charges billed to customers are also recognized as revenue, and the related shipping costs are included in Cost of sales including occupancy costs on the consolidated statements of earnings.

Specific to retail store licensing arrangements, initial nonrefundable development fees are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning, as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned. For certain licensing arrangements, where the Company intends to acquire an ownership interest, the initial nonrefundable development fees are deferred to Other long-term liabilities on the consolidated balance sheets until acquisition, at which point the fees are reflected as a reduction of the Company’s investment.

Other arrangements involving multiple elements and deliverables as well as upfront fees are individually evaluated for revenue recognition. Cash payments received in advance of product or service delivery are recorded in Deferred revenue until earned.

Advertising

The Company expenses most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising campaign takes place and direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Advertising expenses, recorded in Store operating expenses, Other operating expenses and General and administrative expenses on the consolidated statements of earnings, totaled $126.3 million, $129.0 million and $103.5 million in fiscal 2009, 2008 and 2007, respectively. As of September 27, 2009 and September 28, 2008, $7.2 million and $8.8 million, respectively, of capitalized advertising costs were recorded in Prepaid expenses and other current assets, and Other assets on the consolidated balance sheets.

Research and Development

Starbucks expenses research and development costs as they are incurred. The Company spent approximately $6.5 million, $7.2 million and $7.0 million during fiscal 2009, 2008 and 2007, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

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

For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in Accrued occupancy costs and Other long-term liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.

For premiums paid upfront to enter a lease agreement, the Company records a deferred rent asset in Prepaid expenses and other current assets and Other assets on the consolidated balance sheets and then amortizes the deferred rent over the terms of the leases as additional rent expense on the consolidated statements of earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in Accrued occupancy costs on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

When ceasing operations in Company-operated stores under operating leases, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord, the Company will record the expense upon signing of an agreement with the landlord. Finally, in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any sublease income that can be generated from the location and expenses the present value of the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

Asset Retirement Obligations

Starbucks recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. As of September 27, 2009 and September 28, 2008, the Company’s net ARO asset included in Net property, plant and equipment was $15.1 million and $18.5 million, respectively, while the Company’s net ARO liability included in Other long-term liabilities was $43.4 million and $44.6 million, as of the same respective dates.

Stock-based Compensation

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights to employees, non-employee directors and consultants. The Company also has employee stock purchase plans (“ESPP”). RSUs issued by the Company are equivalent to nonvested shares under the applicable accounting guidance. See Note 14 for additional details.

Foreign Currency Translation

The Company’s international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of Accumulated other comprehensive income on the consolidated balance sheets.

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

Starbucks adopted the new accounting requirements for uncertain tax positions on the first day of the Company’s first fiscal quarter of 2008. The cumulative impact of adopting the new accounting requirements is shown in the consolidated statements of shareholders’ equity. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 15 for additional details.

Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares and common stock units that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options and RSUs, using the treasury stock method. Performance-based RSUs are considered diluted when the related performance criterion has been met.

Common Stock Share Repurchases

The Company may repurchase shares of its common stock under a program authorized by its Board of Directors including pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934. In accordance with the Washington Business Corporation Act, share repurchases are not displayed separately as treasury stock on the consolidated balance sheets or consolidated statements of shareholders’ equity. Instead, the par value of repurchased shares is deducted from Common stock and the remaining excess repurchase price over par value is deducted from Additional paid-in capital and from Retained earnings, once additional paid-in capital is depleted. See Note 13 for additional information.

Recent Accounting Pronouncements

Starbucks adopted the new guidance issued by the Financial Accounting Standards Board (“FASB”) for fair value measurement for its financial assets and liabilities effective September 29, 2008 (see Note 5 for additional disclosures). The guidance defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This guidance is effective for nonfinancial assets and liabilities for Starbucks first fiscal quarter of 2010. The Company believes that the adoption of this new guidance for its nonfinancial assets and liabilities will not have a material impact on its financial statements.

In December 2007, the FASB issued authoritative guidance on business combinations, establishing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in an acquiree. The guidance also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance will be effective for Starbucks first fiscal quarter of 2010 and must be applied prospectively to business combinations completed in fiscal 2010 and beyond.

In December 2007, the FASB issued authoritative guidance on accounting and reporting for noncontrolling interests in subsidiaries. The guidance clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. Starbucks will apply the new guidance relating to noncontrolling interests beginning in the first fiscal quarter of 2010 on a prospective basis, except for the presentation and disclosure requirements, which will be applied retrospectively. The adoption of this guidance will not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which will be effective for Starbucks first fiscal quarter of 2011. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company is currently evaluating the impact that adoption may have on its consolidated financial statements.

Note 2:	Restructuring Charges

In fiscal 2009, Starbucks continued to execute its restructuring efforts to position the Company for long-term profitable growth. These efforts have been focused on both the global Company-operated store base and the non-retail support organization. Starbucks actions to rationalize its store portfolio have included plans (announced in July 2008 and January 2009) to close approximately 800 Company-operated stores in the US, restructure its Australia market, and close approximately 100 additional Company-operated stores internationally. Since those announcements, nearly all of the approximately 800 US stores, 61 stores in Australia and 41 in other International markets have been closed.

US Store Closures — In fiscal 2009, the Company closed 383 of the approximately 600 stores announced in July 2008, bringing the total number of US closures under this restructuring action to 588 stores. The Company also closed 183 of the approximately 200 stores announced for closure in January 2009.

International Store Closures — During fiscal 2009, the Company closed 41 of the approximately 100 stores announced for closure in January 2009. The Company expects to complete the remaining closures in fiscal 2010, and will recognize the associated lease exit costs concurrently with the actual closures.

Workforce Reduction and Other Related Costs — Workforce reductions related to store closures and non-store support positions resulted in the recognition of $19.0 million in employee termination costs in fiscal 2009. In addition, in fiscal 2009, Starbucks recognized $47.8 million of valuation adjustments on corporate office facilities that were no longer intended to be occupied by the Company.

Restructuring charges by type and a reconciliation of the associated accrued liability (in millions):

	Lease Exit		Employee
	and Other	Asset	Termination
	Related Costs	Impairments	Costs	Total

Total expected costs	$263.1	$330.8	$37.0	$630.9
Expenses recognized in fiscal 2009(1)	184.2	129.2	19.0	332.4
Expenses recognized in fiscal 2008(1)	47.8	201.6	17.5	266.9
Costs incurred in fiscal 2009(1)	169.5	129.2	19.0	317.7
Costs incurred in fiscal 2008(1)	62.6	201.6	17.5	281.7
Costs incurred cumulative to date	232.1	330.8	36.5	599.4
Accrued liability as of September 30, 2007	$—		$—	$—
Costs incurred in fiscal 2008, excluding non-cash charges and credits(2)	72.4		17.5	89.9
Cash payments	(24.4)		(12.1)	(36.5)

Accrued liability as of September 28, 2008	48.0		5.4	53.4
Costs incurred in fiscal 2009, excluding non-cash charges and credits(2)	192.6		19.0	211.6
Cash payments	(137.8)		(23.2)	(161.0)

Accrued liability as of September 27, 2009	$102.8		$1.2	$104.0

Restructuring charges by reportable segment (in millions):

			Unallocated
	US	International	Corporate(3)	Total

Total expected costs	$458.8	$75.9	$96.2	$630.9
Expenses recognized in fiscal 2009(1)	246.3	27.0	59.1	332.4
Expenses recognized in fiscal 2008(1)	210.9	19.2	36.8	266.9
Costs incurred in fiscal 2009(1)	231.4	27.1	59.2	317.7
Costs incurred in fiscal 2008(1)	225.7	19.2	36.8	281.7
Costs incurred cumulative to date	457.1	46.3	96.0	599.4

(1)	The difference between expenses recognized and costs incurred within a period is due to lease termination agreements that were finalized in one period for store closures to occur in a subsequent period. Such termination fees are amortized on a straight-line basis from the date of the termination agreement to the date of closure.

(2)	Non-cash charges and credits for Lease exit and other related costs primarily represent deferred rent balances recognized as expense credits at the cease-use date.

(3)	Includes $1.0 million of employee termination costs for the CPG segment for fiscal 2009.

Note 3:	Investments

Short-term and long-term investments (in millions):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

September 27, 2009
Short-term investments — available-for-sale securities:
Corporate debt securities	$2.5			$2.5
Government treasury securities	19.0			19.0

Total	21.5			21.5
Short-term investments — trading securities	58.5			44.8

Total short-term investments	$80.0			$66.3

Long-term investments — available-for-sale securities:
State and local government obligations	$57.8	$—	$(2.1)	$55.7
Corporate debt securities	14.7	0.8	—	15.5

Total long-term investments	$72.5	$0.8	$(2.1)	$71.2

September 28, 2008
Short-term investments — available-for-sale securities:
Corporate debt securities	$3.0			$3.0

Total	3.0			3.0
Short-term investments — trading securities	58.2			49.5

Total short-term investments	$61.2			$52.5

Long-term investments — available-for-sale securities:
State and local government obligations	$65.8	$—	$(6.0)	$59.8
Corporate debt securities	12.1	—	(0.5)	11.6

Total long-term investments	$77.9	$—	$(6.5)	$71.4

Available-for-sale securities

Proceeds from sales of available-for-sale securities were $5.0 million, $75.9 million and $47.5 million and in fiscal years 2009, 2008 and 2007, respectively. For fiscal years 2009, 2008 and 2007, there were immaterial realized gains and losses on sales and maturities.

As of September 27, 2009, the Company’s long-term available-for-sale securities of $71.2 million included $55.7 million invested in auction rate securities (“ARS”). As of September 28, 2008, the Company’s long-term available-for-sale securities of $71.4 million included $59.8 million invested in ARS. ARS have long-dated maturities but provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. Due to the auction failures that began in February 2008, these securities became illiquid and were classified as long-term investments. The investment principal associated with the failed auctions will not be accessible until:

•	successful auctions resume;

•	an active secondary market for these securities develops;

•	the issuers replace these securities with another form of financing; or

•	final payments are made according to the contractual maturities of the debt issues which range from 21 to 36 years.

The Company does not intend to sell the ARS, nor is it likely it will be required to sell the ARS before their anticipated recovery. The Company expects such recoveries to occur prior to the contractual maturities. In fiscal 2009, one ARS was called at par value of $7.4 million and one ARS was partially called at par value of $0.6 million.

The Company had $2.1 million and $6.0 million of accumulated unrealized losses on ARS as of the end of fiscal 2009 and 2008, respectively, determined to be temporary, which is included in Accumulated other comprehensive income as a reduction in shareholders’ equity. As of September 27, 2009, approximately $4.9 million in ARS were rated A/B2 by Standard & Poor’s and Moody’s, respectively. All of the remaining securities were rated investment grade or higher by two or more of the following rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. The Company’s ARS are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education.

The following table presents the length of time available-for-sale securities were in continuous unrealized loss positions but were not determined to be other-than-temporarily impaired (in millions):

Consecutive Monthly Unrealized Losses

			Greater Than
	Less Than		or Equal to
	12 Months		12 months
	Gross		Gross
	Unrealized		Unrealized
	Holding	Fair	Holding	Fair
	Losses	Value	Losses	Value

September 27, 2009
State and local government obligations	$—	$—	$(2.1)	$55.7

Total	$—	$—	$(2.1)	$55.7

September 28, 2008
State and local government obligations	$(6.0)	$59.8	$—	$—
Corporate debt securities	(0.5)	11.6	—	—

Total	$(6.5)	$71.4	$—	$—

Gross unrealized holding losses on the state and local obligations pertain to the Company’s eleven ARS. As Starbucks does not intend to sell these securities, nor is it likely it will be required to sell these securities before their anticipated recovery, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired.

There were no realized losses recorded for other than temporary impairments during fiscal years 2009, 2008 or 2007.

Trading securities

Trading securities are comprised of marketable equity mutual funds and equity exchange-traded funds that approximate a portion of the Company’s liability under the Management Deferred Compensation Plan (“MDCP”), a defined contribution plan. The corresponding deferred compensation liability of $68.3 million and $68.0 million in fiscal 2009 and 2008, respectively, is included in Accrued compensation and related costs on the consolidated balance sheets. The changes in net unrealized holding gains/losses in the trading portfolio included in earnings for the years ended September 27, 2009 and September 28, 2008 were a net loss of $4.9 million and $14.5 million, respectively.

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

The Company had net derivative losses of $3.9 million and $9.2 million, net of taxes, in Accumulated OCI as of September 27, 2009 and September 28, 2008, respectively, related to cash flow hedges. Of the net derivative losses accumulated as of September 28, 2009, $0.9 million pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued in fiscal years 2009 and 2008 was insignificant. Outstanding contracts will expire within 36 months.

Net Investment Hedges

Net investment derivative instruments are used to hedge the Company’s equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as the Company’s net investments in its Canada, UK and China subsidiaries, to minimize foreign currency exposure.

The Company had net derivative losses of $19.8 million and $13.0 million, net of taxes, in Accumulated OCI as of September 27, 2009 and September 28, 2008, respectively, related to net investment derivative hedges. Outstanding contracts will expire within 18 months.

Other Derivatives

The Company enters into certain foreign currency forward contracts that are not designated as hedging instruments to mitigate the translation risk of certain balance sheet items. These contracts are recorded at fair value, with the changes in fair value recognized in Net interest income and other on the consolidated statements of earnings. For the fiscal years 2009 and 2008, these forward contracts resulted in a net gain of $20.0 million and a net loss $0.1 million, respectively. These gains and losses were largely offset by the financial impact of translating foreign currency denominated payables and receivables, which are also recognized in Net interest income and other.

In the third quarter of fiscal 2009, the Company entered into certain swap and futures contracts that are not designated as hedging instruments to mitigate the price uncertainty of a portion of its future purchases of dairy products and diesel fuel. These contracts are recorded at fair value, with the changes in fair value recognized in Net interest income and other on the consolidated statement of earnings. For the fiscal year 2009, these swaps and futures contracts resulted in a net loss of $0.6 million.

Fair values of derivative instruments on the consolidated balance sheet as of September 27, 2009 (in millions):

	Assets		Liabilities
Contract Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instrument for accounting purposes:
Cash Flow Hedges:
Foreign Exchange	Prepaid expenses and other current assets	$6.3	Other accrued expenses	$6.6
Foreign Exchange	Other assets	5.5	Other long-term liabilities	5.6

		11.8		12.2
Net Investment Hedges:
Foreign Exchange	Prepaid expenses and other current assets	0.4	Other accrued expenses	4.7
Foreign Exchange	Other assets	—	Other long-term liabilities	6.4

		0.4		11.1
Total derivatives designated as hedging instrument for accounting purposes		$12.2		$23.3

Derivatives not designated as hedging instruments for accounting purposes:
Foreign Exchange	Prepaid expenses and other current assets	$0.9	Other accrued expenses	$9.6
Commodity	Prepaid expenses and other current assets	0.1	Other accrued expenses	0.3

Total derivatives not designated as hedging instruments for accounting purposes		1.0		9.9
Total Derivatives		$13.2		$33.2

The following table presents the effect of derivative instruments on the consolidated statements of earnings in fiscal 2009 (in millions):

		Location of Gain/(Loss)
		Reclassified from Accumulated
		OCI into Earnings -	Gain/(Loss) Reclassed from
Contract Type	Gain/(Loss) Recognized in OCI	Effective Portion	Accumulated OCI to Earnings

Derivatives designated as hedging instruments for accounting purposes:
Cash Flow Hedges:
Foreign Exchange(1)	$9.3	Total net revenue	$(4.5)
		Cost of sales including occupancy costs	6.0
Commodity	(1.5)	Cost of sales including occupancy costs	(1.0)
Interest rate(2)	—	Interest expense	(0.7)

	7.8		(0.2)
Net Investment Hedges:
Foreign Exchange(3)	(10.8)		—

Total	$(3.0)		$(0.2)

	Location of Gain/(Loss)	Gain/(Loss)
	Recognized in Earnings	Recognized in Earnings

Derivatives not designated as hedging instruments for accounting purposes:
Foreign Exchange	Interest income and other, net	$22.8
Commodity	Interest Income and other, net	$(0.6)

(1)	In fiscal 2009, $0.3 million of gain was recognized in Net interest income and other related to the ineffective portion.

(2)	The Company entered into, dedesignated and settled forward interest rate contracts to hedge movements in interest rates prior to issuing its $550 million 6.25% Senior Notes in fiscal 2007. The resulting net losses from these contracts will continue to be reclassified to Interest expense on the consolidated statements of earnings over the life of the Senior Notes due in 2017.

(3)	In fiscal 2009, $3.7 million of gain was recognized in Net interest income and other related to the ineffective portion.

The Company had the following outstanding derivative contracts as of September 27, 2009, based on notional amounts:

•	$708 million in foreign exchange contracts

•	$25 million in dairy contracts

•	$7 million in diesel contracts

Note 5:	Fair Value Measurements

The Company adopted the new fair value accounting guidance related to financial assets and liabilities effective September 29, 2008, and will adopt the new fair value accounting guidance for nonfinancial assets and liabilities in the first fiscal quarter of 2010. The new fair value accounting guidance allows for this two-step adoption approach. The Company continues to evaluate the potential impact of the adoption of fair value measurements related to its property, plant and equipment, goodwill and other intangible assets.

The guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

	Sep 27, 2009	Level 1	Level 2	Level 3

Assets:
Trading securities	$44.8	$44.8	$—	$—
Available-for-sale securities	92.7	19.0	18.0	55.7
Derivatives	13.2	—	13.2	—

Total	$150.7	$63.8	$31.2	$55.7

Liabilities:
Derivatives	$33.2	$—	$33.2	$—

Trading securities include equity mutual funds and exchange-traded funds. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.

Available-for-sale securities include government treasury securities, corporate bonds and ARS. For government treasury securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments. The Company uses observable direct and indirect inputs for corporate bonds, which are considered Level 2 instruments. Level 3 instruments are comprised solely of ARS, all of which are considered to be illiquid due to the auction failures that began in February 2008. The Company values ARS using an internally developed valuation model, whose inputs include interest rate curves, credit and liquidity spreads, and effective maturity.

Derivative assets and liabilities include foreign currency forward contracts, commodity swaps and futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are coffee and dairy futures contracts, and are included in Level 1. Derivative assets and liabilities included in Level 2 are over-the-counter currency forward contracts and commodity swaps whose fair values are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and forward and spot prices for currencies and commodities.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis (in millions):

ARS

Beginning balance, September 28, 2008	$59.8
Total reduction in unrealized losses included in other comprehensive income	3.9
Purchases, sales, issuances, and settlements	(8.0)
Transfers in (out) of Level 3	—

Ending balance, September 27, 2009	$55.7

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain financial assets, including its cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.

Note 6:	Inventories

Inventories consisted of the following (in millions):

	Sep 27, 2009	Sep 28, 2008

Coffee:
Unroasted	$381.6	$377.7
Roasted	76.7	89.6
Other merchandise held for sale	116.0	120.6
Packaging and other supplies	90.6	104.9

Total	$664.9	$692.8

Other merchandise held for sale includes, among other items, serveware, tea and brewing equipment.

As of September 27, 2009, the Company had committed to purchasing green coffee totaling $155 million under fixed-price contracts and an estimated $84 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 7:	Equity and Cost Investments

Equity and cost investments (in millions):

	Sep 27, 2009	Sep 28, 2008

Equity method investments	$313.2	$267.9
Cost method investments	39.1	34.7

Total	$352.3	$302.6

Equity Method Investments

Equity investees and ownership interests by reportable operating segment:

	Sep 27, 2009	Sep 28, 2008

United States
StarCon, LLC	—%	50.0%
International
Starbucks Coffee Korea Co., Ltd.	50.0	50.0
Starbucks Coffee Austria GmbH	50.0	50.0
Starbucks Coffee Switzerland AG	50.0	50.0
Starbucks Coffee España, S.L	50.0	50.0
President Starbucks Coffee Taiwan Ltd.	50.0	50.0
Shanghai President Coffee Co.	50.0	50.0
Starbucks Coffee France SAS	50.0	50.0
Berjaya Starbucks Coffee Company Sdn. Bhd. (Malaysia)	50.0	50.0
Starbucks Brasil Comercio de Cafes Ltda.	49.0	49.0
Starbucks Coffee Japan, Ltd.	40.1	40.1
Starbucks Coffee Portugal Lda	50.0	50.0
CPG
The North American Coffee Partnership	50.0	50.0
Starbucks Ice Cream Partnership	50.0	50.0

StarCon, LLC was a joint venture formed in March 2007 with Concord Music Group, Inc. (“Concord”). The Company sold its 50% ownership interest to Concord in early fiscal 2009. The International entities operate licensed Starbucks retail stores. See Note 19 for a discussion of a transaction affecting the Company’s ownership related to its markets in France, Spain and Portugal. The Company also has licensed the rights to produce and distribute Starbucks branded products to two partnerships in which the Company holds 50% equity interests. The North American Coffee Partnership with the Pepsi-Cola Company develops and distributes bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drinks. Starbucks Ice Cream Partnership developed and distributed super premium ice creams, and was in the process of being dissolved at the end of fiscal 2009. It was replaced by a licensing agreement with Unilever for the manufacturing, marketing and distribution of Starbucks super-premium ice cream products in the US.

Prior to fiscal 2005, Starbucks acquired equity interest in its licensed operations of Malaysia, Austria, Shanghai, Spain, Switzerland and Taiwan. The carrying amount of these investments was $24.3 million more than the underlying equity in net assets due to acquired goodwill, which is evaluated for impairment annually. No impairments were recorded during fiscal years 2009, 2008 or 2007.

The Company’s share of income and losses from its equity method investments is included in Income from equity investees on the consolidated statements of earnings. Also included in this line item is the Company’s proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $125.3 million, $128.1 million and $107.9 million in fiscal years 2009, 2008 and 2007, respectively. Related costs of sales, net of eliminations, were $64.9 million, $66.2 million and $57.1 million in fiscal years 2009, 2008 and 2007, respectively. As of September 27, 2009 and September 28, 2008, there were $37.6 million and $40.6 million of accounts receivable, respectively, on the consolidated balance sheets from equity investees primarily related to product sales and store license fees.

As of September 27, 2009, the aggregate market value of the Company’s investment in Starbucks Japan was approximately $241 million, based on its available quoted market price.

Summarized combined financial information of the Company’s equity method investees, which represent 100% of the investees’ financial information (in millions):

Financial Position as of	Sep 27, 2009	Sep 28, 2008

Current assets	$315.8	$247.2
Noncurrent assets	657.6	604.9
Current liabilities	292.0	273.5
Noncurrent liabilities	76.5	59.8

Results of Operations for Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Net revenues	$2,100.1	$1,961.0	$1,452.9
Operating income	192.5	171.3	186.2
Net earnings	155.8	136.9	159.5

Cost Method Investments

The Company has equity interests in entities that develop and operate Starbucks licensed retail stores in several global markets. The value of these investments was $36.6 million and $31.9 million as of September 27, 2009 and September 28, 2008, respectively. Additionally, Starbucks has investments in privately held equity securities unrelated to Starbucks licensed retail stores. The value of these investments was $2.5 million at September 27, 2009 and $2.8 million at September 28, 2008. As of September 27, 2009 and September 28, 2008, management determined that the estimated fair values of each cost method investment exceeded the related carrying values. In the third quarter of fiscal 2009 Starbucks recognized a loss of $0.3 million on one of the investments that is unrelated to Starbucks licensed retail stores. There were no realized losses recorded for other-than-temporary impairment of the Company’s cost method investments during fiscal years 2008 or 2007.

Starbucks has the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on the Company’s total percentage of ownership interest and its ability to exercise significant influence over financial and operating policies, additional investments may require the retroactive application of the equity method of accounting.

Note 8:	Property, Plant and Equipment

Property, plant and equipment (in millions):

	Sep 27, 2009	Sep 28, 2008

Land	$58.2	$59.1
Buildings	231.5	217.7
Leasehold improvements	3,349.0	3,363.1
Store equipment	1,073.4	1,045.3
Roasting equipment	282.9	220.7
Furniture, fixtures and other	586.7	517.8
Work in progress	119.2	293.6

	5,700.9	5,717.3
Less accumulated depreciation and amortization	(3,164.5)	(2,760.9)

Property, plant and equipment, net	$2,536.4	$2,956.4

Note 9:	Other Intangible Assets and Goodwill

Other intangible assets (in millions):

	Sep 27, 2009	Sep 28, 2008

Indefinite-lived intangibles	$60.8	$58.3
Definite-lived intangibles	15.0	14.2
Accumulated amortization	(7.6)	(5.9)

Definite-lived intangibles, net	7.4	8.3

Total other intangible assets	$68.2	$66.6

Definite-lived intangibles approximate remaining weighted average useful life in years	8	8

Amortization expense for definite-lived intangibles was $1.7 million, $1.5 million and $1.0 million during fiscal 2009, 2008 and 2007, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter, as of September 27, 2009 (in millions):

Fiscal Year Ending

2010	$1.1
2011	1.0
2012	1.0
2013	0.9
2014	0.8
Thereafter	2.6

Total	$7.4

Changes in the carrying amount of goodwill by reportable operating segment for the fiscal year ended September 27, 2009 (in millions):

	United States	International	CPG	Total

Balance as of September 28, 2008	$118.1	$117.4	$31.0	$266.5
Purchase price adjustment of previous acquisitions	—	(1.2)	—	(1.2)
Impairment	(7.0)	—	—	(7.0)
Other	—	0.8	—	0.8

Balance as of September 27, 2009	$111.1	$117.0	$31.0	$259.1

United States

The impairment of $7.0 million relates to the Company’s Hawaii reporting unit as discussed further in Note 1.

International

The decrease in goodwill of $1.2 million was due to purchase price adjustments for property, plant and equipment acquired as a part of the Coffee Vision, Inc. acquisition, completed in the fourth quarter of fiscal 2008. The increase in goodwill of $0.8 million included in Other was due to foreign currency fluctuations.

Note 10:	Debt

Debt consisted of the following (in millions):

	Sep 27, 2009	Sep 28, 2008

Commercial paper program (end of period weighted average interest rate of 3.4)%	$—	$413.0
Revolving credit facility (end of period weighted average interest rate of 3.5)%	—	300.0
Current portion of long-term debt	0.2	0.7

Short-term debt	0.2	713.7
6.25% 10-year Senior Notes (due Aug 2017)	549.2	549.2
Other long-term debt	0.1	0.4

Long-term debt	549.3	549.6

Total debt	$549.5	$1,263.3

Revolving Credit Facility and Commercial Paper Program

The Company has a $1 billion unsecured credit facility (the “credit facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The credit facility is available for working capital, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases. The credit facility is currently set to terminate in August 2011. On October 31, 2008, the Company entered into an amendment to its facility that, among other changes, increased the interest rate range for borrowings under the credit facility to 0.21% to 0.67% over LIBOR or the greater of the bank prime rate or the Federal Funds Rate plus 0.50%. The specific spread over LIBOR will continue to depend upon the Company’s long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies and the Company’s coverage ratio. The credit facility contains provisions requiring the Company to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures the Company’s ability to cover financing expenses.

Under the Company’s commercial paper program it may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the Company’s credit facility, and the combined borrowing limit is $1 billion for the commercial paper program and the credit facility. The Company may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital needs, capital expenditures and other corporate purposes, which may include acquisitions and share repurchases.

As of September 27, 2009, the Company also had $14.1 million in letters of credit outstanding under the credit facility, leaving a total of $985.9 million in remaining borrowing capacity under the combined credit facility and commercial paper program. As of September 28, 2008, letters of credit totaling $15.9 million were outstanding.

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

Other long term debt, totaling $0.1 million as of September 27, 2009, matures in fiscal 2011.

Scheduled principal payments on long-term debt are as follows (in millions):

Fiscal Year Ending

2010	$0.3
2011	0.1
2012	—
2013	—
2014	—
Thereafter	550.0

Total principal payments	$550.4

Interest Expense

Interest expense, net of interest capitalized, was $39.1 million, $53.4 million and $38.2 million in fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, 2008 and 2007, $2.9 million, $7.2 million and $3.9 million, respectively, of interest was capitalized for new store and other asset construction projects, and included in Net property, plant and equipment on the consolidated balance sheets.

Note 11:	Other Long-term Liabilities

Other long-term liabilities (in millions):

	Sep 27, 2009	Sep 28, 2008

Deferred rent	$266.0	$303.9
Unrecognized tax benefits	55.1	60.4
Asset retirement obligations	43.4	44.6
Minority interest	11.2	18.3
Other	25.1	15.2

Total	$400.8	$442.4

Deferred rent liabilities represent amounts for tenant improvement allowances, rent escalation clauses and rent holidays related to certain operating leases. The Company amortizes deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings. Unrecognized tax benefits represent the estimated long-term portion of the Company’s gross unrecognized tax benefits including interest. See Notes 1 and 15 for additional information. Asset retirement obligations represent the estimated fair value of the Company’s future costs of removing leasehold improvements at the termination of leases for certain stores and administrative facilities. Minority interest represents the collective ownership interests of minority shareholders for operations accounted for under the consolidation method, in which Starbucks owns less than 100% of the equity interest. The other remaining long-term liabilities generally include obligations to be settled or paid for one year beyond each period presented, for items such as hedging instruments and the long-term portion of capital lease obligations.

Note 12:	Leases

In the fourth quarter of fiscal 2009 Starbucks determined that there was an immaterial classification error in the lease footnote of the 2008 10-K. Amounts of $25.7 million and $22.7 million for the fiscal years ended September 28, 2008 and September 30, 2007, respectively, were incorrectly classified as contingent rent that should have been classified as minimum rentals. The total for rent expense under operating leases was not impacted. The following table reflects the corrected amounts for fiscal 2008 and 2007.

Rental expense under operating lease agreements (in millions):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Minimum rentals	$690.0	$709.1	$609.9
Contingent rentals	24.7	32.0	28.2

Total	$714.7	$741.1	$638.1

Minimum future rental payments under noncancelable operating leases as of September 27, 2009 (in millions):

Fiscal Year Ending

2010	$706.7
2011	669.0
2012	612.3
2013	551.0
2014	488.1
Thereafter	1,362.1

Total minimum lease payments	$4,389.2

The Company has subleases related to certain of its operating leases. During fiscal 2009, 2008 and 2007, the Company recognized sublease income of $7.1 million, $3.5 million and $3.6 million, respectively.

The Company had capital lease obligations of $7.8 million and $6.7 million as of September 27, 2009 and September 28, 2008, respectively. Capital lease obligations expire at various dates, with the latest maturity in 2015. The current portion of the total obligation is included in Other accrued expenses and the remaining long-term portion is included in Other long-term liabilities on the consolidated balance sheets. Assets held under capital leases are included in Net property, plant and equipment on the consolidated balance sheets.

The Company had $76.2 million and $91.1 million in prepaid rent included in Prepaid expenses and other current assets on the consolidated balance sheets as of September 27, 2009 and September 28, 2008, respectively.

Note 13:	Shareholders’ Equity

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding at September 27, 2009.

Share repurchase activity was as follows (in millions, except for average price data):

Fiscal Year Ending	Sep 27, 2009	Sep 28, 2008

Number of shares acquired	—	12.2
Average price per share of acquired shares	—	$24.12
Total accrual-based cost of acquired shares	—	$295.3
Total cash-based cost of acquired shares	—	$311.4

The difference between the accrual-based and cash-based cost of acquired shares represents the effect of the net change in unsettled trades from the prior fiscal year end.

As of September 27, 2009, 6.3 million shares remained available for repurchase under current authorizations.

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

Comprehensive income, net of related tax effects (in millions):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Net earnings	$390.8	$315.5	$672.6
Unrealized holding gains/(losses) on available-for-sale securities, net of tax (provision)/benefit of $(1.9), $2.4, and ($0.2) in 2009, 2008 and 2007, respectively	3.3	(4.0)	0.3
Unrealized holding gains/(losses) on cash flow hedging instruments, net of tax (provision)/benefit of $(2.4), ($0.4) and $7.5 in 2009, 2008 and 2007, respectively	4.0	0.7	(12.8)
Unrealized holding losses on net investment hedging instruments, net of tax benefit of $4.0, $0.6 and $5.2 in 2009, 2008 and 2007, respectively	(6.8)	(0.9)	(8.8)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges, net of tax benefit of $0.8, $3.0 and $0.5 in 2009, 2008 and 2007, respectively	1.3	5.0	0.9

Net unrealized gain/(loss)	1.8	0.8	(20.4)
Translation adjustment, net of tax benefit of $6.0, $0.3 and $— in 2009, 2008, and 2007, respectively	15.2	(7.0)	37.7

Total comprehensive income	$407.8	$309.3	$689.9

The favorable translation adjustment change during fiscal 2009 of $15.2 million was primarily due to the weakening of the US dollar against the Japanese yen, Australian dollar and the euro. The unfavorable translation adjustment change during fiscal 2008 of $7.0 million was primarily due to the strengthening of the US dollar against several currencies including the Australian dollar, Korean won and Canadian dollar. The favorable translation adjustment change during fiscal 2007 of $37.7 million was primarily due to the weakening of the US dollar against several currencies including the euro, Canadian dollar and British pound.

Components of Accumulated other comprehensive income, net of tax (in millions):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008

Net unrealized losses on available-for-sale securities	$(0.8)	$(4.1)
Net unrealized losses on hedging instruments	(23.7)	(22.2)
Translation adjustment	89.9	74.7

Accumulated other comprehensive income	$65.4	$48.4

As of September 27, 2009, the translation adjustment of $89.9 million was net of tax provisions of $1.0 million. As of September 28, 2008, the translation adjustment of $74.7 million was net of tax provisions of $7.0 million.

Note 14:	Employee Stock and Benefit Plans

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, RSUs, or stock appreciation rights to employees, non-employee directors and consultants. The Company issues new shares of common stock upon exercise of stock options and the vesting of RSUs. The Company also has employee stock purchase plans (“ESPP”).

As of September 27, 2009, there were 38.2 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 9.8 million shares available for issuance under its ESPP plans.

Total stock based compensation and ESPP expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Stock option expense	$61.6	$57.6	$92.3
RSU expense	16.6	5.6	—
ESPP expense	5.0	11.8	11.6

Total stock-based compensation expense on the consolidated statements of earnings	$83.2	$75.0	$103.9

Total related tax benefit	$29.3	$24.0	$35.3
Stock-based compensation capitalized in the respective fiscal year, as included in Net property, plant and equipment and inventories on the consolidated balance sheets	$1.3	$1.9	$2.5

Stock Option Plans

Stock options to purchase the Company’s common stock are granted at the fair market value of the stock on the date of grant. The majority of options become exercisable in four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant, except for options granted in the exchange program, described below, which have a seven year life. Options granted to non-employee directors generally vest over one to three years. Nearly all outstanding stock options are non-qualified stock options.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized over the requisite service period for each separately vesting portion of the award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

On March 18, 2009, Starbucks shareholders approved a proposal to allow for a one-time stock option exchange program, designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices. Stock options eligible for exchange were those with an exercise price per share greater than $19.00 that were granted prior to December 1, 2007 under the Company’s Amended and Restated 2005 Long-Term Equity Incentive Plan (the “2005 Plan”), the Amended and Restated Key Employee Stock Option Plan-1994 or the 1991 Company-Wide Stock Option Plan. On May 1, 2009 Starbucks commenced the option exchange program, which expired on May 29, 2009. A total of 14.3 million eligible stock options were tendered by employees, representing 65% of the total stock options eligible for exchange. On June 1, 2009, the Company granted an aggregate of 4.7 million new stock options in exchange for the eligible stock options surrendered. The exercise price of the new stock options was $14.92, which was the closing price of Starbucks common stock on June 1, 2009. The new stock options were granted under the 2005 Plan. No incremental stock option expense was recognized for the exchange because the fair value of the new options, using standard employee stock option valuation techniques, was approximately equal to the fair value of the surrendered options they replaced.

The fair value of stock option awards and ESPP shares was estimated at the grant date with the following weighted average assumptions for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007 (excludes options granted in the 2009 stock option exchange program described above):

	Employee Stock Options
	Granted During the Period			ESPP
Fiscal Year Ended	2009	2008	2007	2009	2008	2007

Expected term (in years)	4.9	4.7	4.7	0.25 - 0.5	0.25 - 0.5	0.25 - 0.5
Expected stock price volatility	44.5%	29.3%	28.9%	37% - 64%	26% - 44%	28% - 31%
Risk-free interest rate	2.2%	3.4%	4.6%	0.2% - 1.7%	1.3% - 4.5%	4.7% - 5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average grant price	$8.97	$22.11	$36.04	$10.92	$14.52	$24.59
Estimated fair value per option granted	$3.61	$6.85	$11.72	$2.67	$4.00	$6.03

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options, for the related vesting periods. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues with an equivalent remaining term. As the Company does not pay dividends, the dividend yield is 0%. The amounts shown above for the estimated fair value per option granted are before the estimated effect of forfeitures, which reduce the amount of expense recorded on the consolidated statement of earnings.

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

Stock option transactions from October 1, 2006, through September 27, 2009 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price	Contractual	Intrinsic
	Options	per Share	Life (Years)	Value

Outstanding, October 1, 2006	69.4	16.83	6.2	1,196.2
Granted	12.3	36.04
Exercised	(12.7)	10.23
Expired/forfeited	(3.5)	30.92

Outstanding, September 30, 2007	65.5	20.97	6.2	507.5
Granted	15.4	22.11
Exercised	(6.6)	10.71
Expired/forfeited	(11.3)	28.49

Outstanding, September 28, 2008	63.0	20.96	5.7	114.9
Granted	30.9	8.97
Granted under option exchange program	4.7	14.92
Exercised	(7.2)	7.31
Expired/forfeited	(13.5)	18.99
Cancelled under option exchange program	(14.3)	29.34

Outstanding, September 27, 2009	63.6	14.75	6.7	442.4

Exercisable, September 27, 2009	27.5	17.69	4.1	142.1
Vested and expected to vest, September 27, 2009	57.8	15.12	6.5	388.6

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The closing per share market value of the Company’s stock on September 25, 2009 was $19.83.

As of September 27, 2009, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options was approximately $68 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.7 years. The total intrinsic value of stock options exercised was $44 million, $50 million and $274 million during the three fiscal years ended September 27, 2009. The total fair value of options vested was $75 million, $99 million and $28 million during fiscal years 2009, 2008 and 2007, respectively.

RSUs

The Company has both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject solely to the employee’s continuing employment. The Company’s performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if the Company achieves specified performance goals for the full fiscal year in the year of award and the grantee remains employed during the subsequent vesting period. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved.

Summary of all RSU transactions from October 1, 2006 through September 27, 2009 (in millions, except per share and contractual life amounts):

		Weighted	Weighted
		Average	Average
	Number	Grant Date	Remaining	Aggregate
	of	Fair Value	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value

Nonvested, October 1, 2006,	—	$—	—	$—
Granted	0.2	27.83
Vested	—	—
Forfeited/Cancelled	—	—

Nonvested, September 30, 2007	0.2	27.83	3.0	4.7
Granted	2.0	16.43
Vested	—	—
Forfeited/Cancelled	(0.2)	17.27

Nonvested, September 28, 2008	2.0	17.36	2.5	30.5
Granted	3.3	8.78
Vested	—	—
Forfeited/Cancelled	(0.9)	13.94

Nonvested, September 27, 2009	4.4	11.55	1.6	88.2

As of September 27, 2009, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $23 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 2.4 years.

ESPP

The Company’s ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The ESPP for US employees was amended in March 2009 to change the employees’ purchase price to 95% of the fair market value of the stock on the last business day of the quarterly offering period. Prior to the amendment, the employees’ purchase price was 85% of the lesser of the fair market value of the stock on the first or last business day of the quarterly offering period.

Summary of transactions under this ESPP from fiscal year 2007 through 2009 (shares in millions):

		Average
		Price Per
	Shares	Share

Issued during fiscal year 2007	1.9	24.59
Issued during fiscal year 2008	2.9	14.52
Issued during fiscal year 2009	2.5	10.92
Total number of shares issuable under the plan	32.0
Total number of shares issued since inception	23.5
Shares available for future issuance	8.5

Starbucks has an additional employee stock purchase plan in the UK, which allows eligible UK employees to purchase shares of common stock through payroll deductions during six-month offering periods at the lesser of the fair market value of the stock at the beginning or at the end of the offering period. The Company awards one matching share for each six shares purchased under the plan. The Company did not initiate a new offering period at the conclusion of the six-month offering period that ended April 30, 2009, and does not plan to reactivate plan offerings in the immediate future. The total number of shares issuable under the plan is 1.4 million. As of September 27, 2009, 1.3 million shares were available for future issuance.

Deferred Stock Plan

Starbucks has a deferred stock plan for certain key employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is five years. As of September 27, 2009, receipt of 3.4 million shares was deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents. No new initial deferrals are permitted under this plan; the plan permits re-deferrals of previously deferred shares.

Defined Contribution Plans

Starbucks maintains voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. Effective beginning in plan year 2009, the Company changed to a fully discretionary matching contribution, from one based on a fixed schedule tied to participant contribution percentage and employment tenure.

The Company’s matching contributions to all US and non-US plans were $19.7 million, $25.3 million and $20.1 million in fiscal years 2009, 2008 and 2007, respectively.

Note 15:	Income Taxes

Provision for income taxes (in millions):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Current taxes:
Federal	$165.3	$180.4	$326.7
State	35.0	34.3	65.3
Foreign	26.3	40.4	31.2
Deferred taxes, net	(58.2)	(111.1)	(39.5)

Total	$168.4	$144.0	$383.7

Reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate:

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	2.8	3.4
Foreign earnings taxed at lower rates	(2.3)	(3.6)	(1.1)
Domestic production activity deduction	(2.3)	(2.6)	(0.5)
Credit resulting from employment audit	(2.0)	—	—
Other, net	(0.9)	(0.3)	(0.5)

Effective tax rate	30.1%	31.3%	36.3%

US income and foreign withholding taxes have not been provided on approximately $520 million of cumulative undistributed earnings of foreign subsidiaries and equity investees. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the US, in the form of dividends or otherwise, the Company would be subject to additional US income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 27, 2009	Sep 28, 2008

Deferred tax assets:
Accrued occupancy costs	$51.5	$54.8
Accrued compensation and related costs	70.1	56.2
Other accrued expenses	24.5	25.2
Asset retirement obligation asset	13.9	13.3
Deferred revenue	39.3	36.0
Asset impairments	99.7	80.8
Tax credits	61.4	26.1
Stock based compensation	96.6	79.6
Other	56.1	49.6

Total	513.1	421.6
Valuation allowance	(20.3)	(20.0)

Total deferred tax asset, net of valuation allowance	492.8	401.6
Deferred tax liabilities:
Property, plant and equipment	(45.6)	(18.1)
Other	(25.4)	(21.4)

Total	(71.0)	(39.5)

Net deferred tax asset	$421.8	$362.1

Reported as:
Current deferred income tax asset	$286.6	$234.2
Long-term deferred income tax asset (included in Other assets)	135.2	127.9

Net deferred tax asset	$421.8	$362.1

The Company will establish a valuation allowance if either it is more likely than not that the deferred tax asset will expire before the Company is able to realize their benefits, or the future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of September 27, 2009 and September 28, 2008 was related to net operating losses of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended September 27, 2009, and September 28, 2008, was an increase of $0.3 million and $6.3 million, respectively.

As of September 27, 2009, the Company has foreign tax credit carryforwards of $38.5 million with expiration dates between fiscal years 2013 and 2019. As of the end of fiscal 2009, the Company also has capital loss carryforwards of $1.1 million with expiration dates between fiscal years 2010 and 2014.

Taxes currently payable of $57.2 million and $14.8 million are included in Accrued taxes on the consolidated balance sheets as of September 27, 2009 and September 28, 2008, respectively.

Uncertain Tax Positions

As described in Note 1, on October 1, 2007, the first day of the Company’s fiscal 2008, Starbucks adopted new accounting requirements for uncertain tax positions. The cumulative effects of the related changes were recorded as a decrease of $1.7 million and $1.6 million, respectively, to the Company’s fiscal 2008 opening balances of retained earnings and additional paid-in capital. The Company also recorded an increase of $28.5 million to current income tax assets, an increase of $12.2 million to long-term income tax assets, a decrease of $24.6 million to current tax liabilities and an increase of $68.6 million to long-term tax liabilities.

As of September 27, 2009, the Company had $49.1 million of gross unrecognized tax benefits of which $25.4 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense. As of September 27, 2009 and September 28, 2008, the Company had accrued interest and penalties of $9.9 million and $9.1 million, respectively, before benefit of federal tax deduction, recorded on its consolidated balance sheets.

The following table summarizes the activity related to the Company’s unrecognized tax benefits from October 1, 2007 to September 27, 2009 (in millions):

	Sep 27, 2009	Sep 28, 2008

Beginning balance	$52.6	$58.3
Increase related to prior year tax positions	4.2	64.9
Decrease related to prior year tax positions	(11.6)	(37.2)
Increase related to current year tax positions	8.4	17.0
Decrease related to current year tax positions	(0.9)	(5.4)
Decreases related to settlements with taxing authorities	(3.0)	(11.1)
Decreases related to lapsing of statute of limitations	(0.6)	(33.9)

Ending balance	$49.1	$52.6

Starbucks is currently under routine audit by various jurisdictions outside the US as well as US state taxing jurisdictions for fiscal years 2003 through 2008. The Company is no longer subject to US federal or state examination for years before fiscal year 2005, with the exception of three states. The Company is subject to income tax in many jurisdictions outside the US, none of which are individually material to the consolidated financial statements.

There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months, but the Company does not expect this change to be material to the consolidated financial statements.

Note 16:	Earnings per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Net earnings	$390.8	$315.5	$672.6
Weighted average common shares and common stock units outstanding (for basic calculation)	738.7	731.5	749.8
Dilutive effect of outstanding common stock options and RSUs	7.2	10.2	20.3

Weighted average common and common equivalent shares outstanding (for diluted calculation)	745.9	741.7	770.1

EPS — basic	$0.53	$0.43	$0.90
EPS — diluted	$0.52	$0.43	$0.87

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options totaled 16.6 million, 40.4 million and 10.4 million, in fiscal years 2009, 2008 and 2007, respectively.

Note 17:	Commitments and Contingencies

Guarantees

The Company has unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The Company’s maximum exposure under this commitment is disclosed in the table below and is limited to the sum of unpaid principal and interest, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate.

Starbucks has commitments under which it unconditionally guarantees its proportionate share of certain borrowings of unconsolidated equity investees. The Company’s maximum exposure under these commitments disclosed in the table below excludes interest and other related costs. The fair value of these guarantees is included in Equity and cost investments and Other accrued expenses on the consolidated balance sheets.

The following table presents information on unconditional guarantees as of September 27, 2009 (in millions):

			Estimated Fair Value
	Maximum	Year Guarantee	Recorded on
	Exposure	Expires in	Balance Sheet

Japanese yen-denominated bank loans	$2.9	2014	$— (1)
Borrowings of other unconsolidated equity investees	$17.9	2009 to 2012	$3.7

(1)	Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of accounting requirements for guarantees, Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheets.

Legal Proceedings

On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleged that the Company violated the California Labor Code by allowing shift supervisors to receive tips. More specifically, the lawsuit alleged that since shift supervisors direct the work of baristas, they qualify as “agents” of the Company and are therefore excluded from receiving tips under California Labor Code Section 351, which prohibits employers and their agents from collecting or receiving tips left by patrons for other employees. The lawsuit further alleges that because the tipping practices violated the Labor Code, they were unfair practices under the California Unfair Competition Law. On February 28, 2008, the trial court ruled against the Company in the liability phase of the trial and on March 20, 2008 the court ordered the Company to pay approximately $87 million in restitution, plus interest. The Company appealed the decision of the trial court and on June 2, 2009 the California Court of Appeal reversed the trial court’s judgment in its entirety and ruled in favor of Starbucks. The Court of Appeal denied plaintiffs’ petition for rehearing and reaffirmed its ruling on July 2, 2009. The plaintiffs filed a petition for review with the California Supreme Court on July 13, 2009. The California Supreme Court denied plaintiffs’ petition for review. The trial court has been ordered to enter judgment for Starbucks and dismiss the case.

On June 30, 2005, three individuals, Erik Lords, Hon Yeung, and Donald Brown filed a lawsuit in Orange County Superior Court, California. The lawsuit alleged that the Company violated the California Labor Code section 432.8 by asking job applicants to disclose at the time of application convictions for marijuana related offenses more than two years old. The California Court of Appeal issued a ruling on December 10, 2008 instructing the trial judge to enter summary judgment against plaintiffs and the California Supreme Court has rejected the plaintiffs’ appeal. The matter is now back before the trial court awaiting final dismissal.

The Company is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 18:	Segment Reporting

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. Starbucks has three reportable operating segments: US, International and CPG. In the fourth fiscal quarter of 2009, the Company changed the composition of its reportable segments. The US foodservice business, which was previously reported in the US segment, is now reported in the CPG segment, as a result of internal management realignments within the US and CPG businesses. Segment information for all prior periods presented has been revised to reflect this change.

United States

The Company’s US operations represent 80% of total Company-operated retail revenues, 33% of total specialty revenues and 73% of total net revenues for fiscal year 2009. US operations sell coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise primarily through Company-operated retail stores. Specialty operations within the US include licensed retail stores, and other initiatives related to the Company’s core business.

International

The Company’s International operations represent the remaining 20% of Company-operated retail revenues and 20% of total specialty revenues as well as 19% of total net revenues for fiscal year 2009. International operations sell coffee and other beverages, complementary food, whole bean coffees, and coffee brewing equipment and merchandise through Company-operated retail stores in the UK, Canada and several other markets. Specialty operations in International primarily include retail store licensing operations in nearly 40 countries and foodservice accounts, primarily in Canada and the UK. Many of the Company’s International operations are in early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the US.

Global Consumer Products Group

The Company’s CPG segment represents 47% of total specialty revenues and 8% of total net revenues for fiscal year 2009. CPG operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas through licensing arrangements in US and international markets. CPG operations also produce and sell ready-to-drink beverages which include, among others, bottled Frappuccino® beverages, Starbucks DoubleShot® espresso drinks, and Discoveries® chilled cup coffee, as well as Starbucks® super-premium ice creams through its marketing and distribution agreements and joint ventures. The US foodservice business sells coffee and other related products to institutional foodservice companies with the majority of its sales through national broadline distribution networks.

Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. These unallocated corporate expenses include certain general and administrative expenses, related depreciation and amortization expenses, restructuring charges and amounts included in Net interest income and other and Interest expense on the consolidated statements of earnings.

The Company’s revenue mix by product type was as follows (in millions):

Fiscal Year Ended	Sep 27, 2009		Sep 28, 2008		Sep 30, 2007

Beverage	$6,238.4	64%	$6,663.3	64%	$6,029.1	64%
Food	1,680.2	17%	1,511.7	15%	1,332.7	14%
Whole bean coffees	965.2	10%	987.8	9%	913.1	10%
Other(1)	890.8	9%	1,220.2	12%	1,136.6	12%

Total	$9,774.6	100%	$10,383.0	100%	$9,411.5	100%

(1)	Other includes royalty and licensing revenues, beverage-related accessories and equipment.

The tables below represent information by geographic area (in millions):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Net revenues from external customers:
United States	$7,787.7	$8,227.0	$7,678.9
Other countries	1,986.9	2,156.0	1,732.6

Total	$9,774.6	$10,383.0	$9,411.5

No customer accounts for 10% or more of the Company’s revenues. Revenues are shown based on the geographic location of the customers. Revenues from countries other than the US consist primarily of revenues from Canada and the UK, which together account for approximately 66% of net revenues from other countries for fiscal 2009.

	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Long-lived assets:
United States	$2,776.7	$3,099.9	$2,990.6
Other countries	764.3	824.8	667.9

Total	$3,541.0	$3,924.7	$3,658.5

Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income represents earnings before Net interest income and other, Interest expense and Income taxes. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable with each segment and include net property, plant and equipment, equity and cost investments, goodwill, and other intangible assets. Corporate assets are primarily comprised of cash and investments, assets of the corporate headquarters and roasting facilities, and inventory. The methodology used to identify specific assets with the segments in fiscal 2009 was applied to the fiscal 2008 and 2007 amounts disclosed below.

The table below presents information by operating segment for the fiscal years noted (in millions):

				Unallocated
	United States	International	CPG	Corporate	Total

Fiscal 2009:
Net Revenues:
Company-operated retail	$6,572.1	$1,608.0	$—	$—	$8,180.1
Specialty:
Licensing	528.9	266.2	427.2	—	1,222.3
Foodservice and other	3.6	46.2	322.4	—	372.2
Total specialty	532.5	312.4	749.6	—	1,594.5
Total net revenues	7,104.6	1,920.4	749.6	—	9,774.6
Depreciation and amortization	378.1	102.5	5.7	48.4	534.7
Income from equity investees	0.5	53.6	67.8	—	121.9
Operating income/(loss)	531.8	92.9	296.3	(359.0)	562.0
Equity method investments	—	248.8	64.4	—	313.2
Total assets	1,650.0	1,071.3	102.1	2,753.4	5,576.8
Net impairment and disposition losses	120.8	45.9	—	57.7	224.4

Fiscal 2008:
Net Revenues:
Company-operated retail	$6,997.7	$1,774.2	$—	$—	$8,771.9
Specialty:
Licensing	504.2	274.8	392.6	—	1,171.6
Foodservice and other	30.1	54.4	355.0	—	439.5
Total specialty	534.3	329.2	747.6	—	1,611.1
Total net revenues	7,532.0	2,103.4	747.6	—	10,383.0
Depreciation and amortization	395.4	108.8	6.3	38.8	549.3
Income (loss) from equity investees	(1.3)	54.2	60.7	—	113.6
Operating income/(loss)	454.2	110.0	279.2	(339.5)	503.9
Equity method investments	(0.5)	223.6	44.8	—	267.9
Total assets	1,966.3	1,066.0	85.6	2,554.7	5,672.6
Net impairment and disposition losses	275.1	19.0	—	30.9	325.0

Fiscal 2007:
Net Revenues:
Company-operated retail	$6,560.9	$1,437.4	$—	$—	$7,998.3
Specialty:
Licensing	439.1	220.9	366.3	—	1,026.3
Foodservice and other	22.9	37.9	326.1	—	386.9
Total specialty	462.0	258.8	692.4	—	1,413.2
Total net revenues	7,022.9	1,696.2	692.4	—	9,411.5
Depreciation and amortization	341.7	84.2	6.6	34.7	467.2
Income from equity investees	0.8	45.7	61.5	—	108.0
Operating income/(loss)	1,005.2	137.7	248.9	(337.9)	1,053.9
Equity method investments	0.8	196.9	36.8	—	234.5
Total assets	2,078.7	948.7	90.0	2,226.5	5,343.9
Net impairment and disposition losses	9.3	15.1	—	1.6	26.0

The table below reconciles the total of the reportable segments’ operating income to the Company’s consolidated earnings before income taxes (in millions):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 30, 2007

Operating income	$562.0	$503.9	$1,053.9
Interest income and other, net	36.3	9.0	40.4
Interest expense	(39.1)	(53.4)	(38.0)

Earnings before income taxes	$559.2	$459.5	$1,056.3

Note 19:	Subsequent Event

On September 30, 2009, Starbucks acquired 100 percent ownership of the Company’s business in France, converting it from a 50% joint venture with Sigla S.A. (Grupo Vips) of Spain to a Company-operated market. Starbucks simultaneously sold its 50% ownership interests in the Spain and Portugal markets to Grupo Vips, converting them to licensed markets.

Note 20:	Summarized Quarterly Financial Information (unaudited, in millions, except EPS)

	First	Second	Third	Fourth	Total

2009:
Net revenues	$2,615.2	$2,333.3	$2,403.9	$2,422.2	$9,774.6
Operating income(1)	117.7	40.9	204.0	199.4	562.0
Net earnings(1)	64.3	25.0	151.5	150.0	390.8
EPS — diluted	0.09	0.03	0.20	0.20	0.52
2008:
Net revenues	$2,767.6	$2,526.0	$2,574.0	$2,515.4	$10,383.0
Operating income/(loss)(2)	333.1	178.2	(21.6)	14.2	503.9
Net earnings/(loss)(2)	208.1	108.7	(6.7)	5.4	315.5
EPS — diluted	0.28	0.15	(0.01)	0.01	0.43

(1)	Includes pretax restructuring charges of $75.5 million, $152.1 million, $51.6 million and $53.2 million for the first, second, third and fourth fiscal quarters respectively.

(2)	Includes pretax restructuring charges of $167.7 million and $99.2 million for the third and fourth fiscal quarters, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 27, 2009 and September 28, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of September 27, 2009 and September 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
November 20, 2009

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

During the fourth quarter of fiscal 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (September 27, 2009).

During the fourth quarter of fiscal 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-K.

Report of Management on Internal Control over Financial Reporting

The management of Starbucks is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 27, 2009.

The Company’s internal control over financial reporting as of September 27, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington

We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended September 27, 2009, of the Company and our report dated November 20, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
November 20, 2009

Item 9B.	Other Information

None.

PART III

As used in this Part III, “Starbucks” and the “Company” mean Starbucks Corporation.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election Of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Committees and Related Matters” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 24, 2010 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007;

•	Consolidated Balance Sheets as of September 27, 2009 and September 28, 2008;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2009 September 28, 2008 and September 30, 2007;

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

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

November 20, 2009

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Howard Schultz and Troy Alstead, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 20, 2009.

Signature		Title

By:	/s/ Howard Schultz Howard Schultz	chairman, president and chief executive officer

By:	/s/ Troy Alstead Troy Alstead	executive vice president, chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)

By:	/s/ Barbara Bass Barbara Bass	director

By:	/s/ William W. Bradley William W. Bradley	director

By:	/s/ Mellody Hobson Mellody Hobson	director

By:	/s/ Kevin Johnson Kevin Johnson	director

Signature		Title

By:	/s/ Olden Lee Olden Lee	director

By:	/s/ Sheryl Sandberg Sheryl Sandberg	director

By:	/s/ James G. Shennan Jr. James G. Shennan Jr.	director

By:	/s/ Javier G. Teruel Javier G. Teruel	director

By:	/s/ Myron E. Ullman III Myron E. Ullman III	director

By:	/s/ Craig E. Weatherup Craig E. Weatherup	director

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

3.1		Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	05/12/06	3.1
3.2		Amended and Restated Bylaws of Starbucks Corporation	8-K	0-20322	1/12/09	3.2
4.1		Form of Indenture	S-3 ASR	333-145572	8/20/07	4.1
4.2		Form of Note for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.2
4.3		Form of Supplemental Indenture for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.3
10	.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994, as amended and restated through March 18, 2009	8-K	0-20322	3/20/09	10.2
10	.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/03	10.2
10.3		Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through March 18, 2009	8-K	0-20322	3/20/09	10.3
10	.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10	.3.1
10	.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through April 1, 2009	10-Q	0-20322	2/04/09	10.6
10.5		Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/01	10.5
10	.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective September 19, 2006	8-K	0-20322	9/25/06	10.1
10	.7*	Starbucks Corporation Management Deferred Compensation Plan	S-8	333-65181	10/01/98	4.1
10	.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/99	10.17
10.9		Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/03	10.9
10	.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/03	10.10
10	.11*	Consulting Agreement dated April 6, 2009 between Starbucks Corporation and Olden Lee	10-Q	0-20322	08/05/09	10.1
10.12		Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/06	10.12

			Incorporated by Reference
Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

10	.13*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 18, 2009	8-K	0-20322	03/20/09	10.1
10	.14*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.2
10	.15*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.3
10	.16*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.4
10	.17*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.5
10	.18*	Letter Agreement dated as of February 11, 2005 by and among the Company, the Schultz Irrevocable Trust and the Howard D. Schultz Irrevocable Trust	10-Q	0-20322	02/16/05	10.1
10	.19*	Letter Agreement dated February 5, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	05/06/09	10.4
10.20		2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.1
10.21		Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.2
10.22		Credit Agreement dated August 12, 2005 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank N.A. and Citibank, N.A., as Co-Documentation Agents, Banc of America Securities LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., as Syndication Agent, and the other Lenders party thereto.	8-K	0-20322	08/15/05	10.1
10.23		Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/07	10	.1.1

			Incorporated by Reference
Exhibit					Date of	Exhibit		Filed
Number		Exhibit Description	Form	File No.	First Filing	Number		Herewith

10.24		Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/07	10	.1.2
10	.25*	Letter Agreement dated April 2, 2007 between Starbucks Corporation and Peter J. Bocian	8-K	0-20322	4/3/07	10.1
10	.26*	Letter Agreement dated July 16, 2007 between Starbucks Corporation and Martin Coles	8-K	0-20322	7/17/07	10.1
10	.27*	Letter Agreement dated February 19, 2008 between Starbucks Corporation and Arthur Rubinfeld	10-Q	0-20322	05/08/08	10.1
10	.28*	Letter Agreement dated January 10, 2008 between Starbucks Corporation and Chet Kuchinad	10-Q	0-20322	05/08/08	10.2
10	.29*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	05/08/08	10.3
10.30		Amendment No. 4 to Credit Agreement dated October 31, 2008, among Starbucks Corporation, Bank of America, N.A., as Administrative Agent and the Lenders party thereto	8-K	0-20322	10/31/08	10.1
10.31		Amendment No. 5 to Credit Agreement dated June 8, 2009, among Starbucks Corporation, Bank of America, N.A., as Administrative Agent and the Lenders party thereto	10-Q	0-20322	08/05/09	10.2
10	.32*	Letter Agreement dated November 6, 2008 between Starbucks Corporation and Troy Alstead	8-K	0-20322	11/12/08	10.1
10	.33*	Time Vested Restricted Stock Unit Agreement (US) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.1
10	.34*	Time Vested Restricted Stock Unit Agreement (International) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.2
10	.35*	Performance Based Restricted Stock Unit Agreement under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.3
12		Computation of Ratio of Earnings to Fixed Charges	—	—	—	—		X
21		Subsidiaries of Starbucks Corporation	—	—	—	—		X
23		Consent of Independent Registered Public Accounting Firm	—	—	—	—		X

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

*	Denotes a management contract or compensatory plan or arrangement.