Form 10-Q
period 2009-12-27
STARBUCKS CORP
filed 2010-02-02
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 26, 2010
Common Stock, par value $0.001 per share	743.4 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 27, 2009

Page
PART I. FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited):	3
Condensed Consolidated Statements of Earnings	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	20
Item 4 Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	21
Item 1A Risk Factors	21
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6 Exhibits	21
Signatures	22
Index to Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except earnings per share)
(unaudited)

	13 Weeks Ended
	Dec 27,	Dec 28,
	2009	2008
Net revenues:
Company-operated retail	$2,292.9	$2,176.2
Specialty:
Licensing	326.1	334.3
Foodservice and other	103.7	104.7

Total specialty	429.8	439.0

Total net revenues	2,722.7	2,615.2
Cost of sales including occupancy costs	1,145.7	1,196.8
Store operating expenses	896.1	936.6
Other operating expenses	71.9	72.6
Depreciation and amortization expenses	130.6	134.3
General and administrative expenses	136.9	105.2
Restructuring charges	18.3	75.5

Total operating expenses	2,399.5	2,521.0
Income from equity investees	29.4	23.5

Operating income	352.6	117.7
Interest income and other, net	25.1	(6.0)
Interest expense	(8.2)	(13.0)

Earnings before income taxes	369.5	98.7
Income taxes	126.0	34.0

Net earnings including noncontrolling interests	243.5	64.7
Net earnings attributable to noncontrolling interests	2.0	0.4

Net earnings attributable to Starbucks	$241.5	$64.3

Earnings per share — basic	$0.32	$0.09
Earnings per share — diluted	$0.32	$0.09
Weighted average shares outstanding:
Basic	744.2	736.3
Diluted	762.9	739.1
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 27,	Sep 27,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,306.3	$599.8
Short-term investments — available-for-sale securities	2.5	21.5
Short-term investments — trading securities	47.9	44.8
Accounts receivable, net	263.4	271.0
Inventories	544.9	664.9
Prepaid expenses and other current assets	141.0	147.2
Deferred income taxes, net	277.9	286.6

Total current assets	2,583.9	2,035.8
Long-term investments — available-for-sale securities	78.0	71.2
Equity and cost investments	315.4	352.3
Property, plant and equipment, net	2,482.7	2,536.4
Other assets	310.5	253.8
Other intangible assets	68.6	68.2
Goodwill	262.5	259.1

TOTAL ASSETS	$6,101.6	$5,576.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241.9	$267.1
Accrued compensation and related costs	290.5	307.5
Accrued occupancy costs	182.0	188.1
Accrued taxes	188.8	127.8
Insurance reserves	156.3	154.3
Other accrued expenses	149.6	147.3
Deferred revenue	569.9	388.7
Current portion of long-term debt	0.2	0.2

Total current liabilities	1,779.2	1,581.0
Long-term debt	549.3	549.3
Other long-term liabilities	409.0	389.6

Total liabilities	2,737.5	2,519.9
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 746.5 and 742.9 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in-capital	218.4	147.0
Other additional paid-in-capital	39.4	39.4
Retained earnings	3,034.6	2,793.2
Accumulated other comprehensive income	58.2	65.4

Total shareholders’ equity	3,351.3	3,045.7
Noncontrolling interests	12.8	11.2

Total equity	3,364.1	3,056.9

TOTAL LIABILITIES AND EQUITY	$6,101.6	$5,576.8

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	13 Weeks Ended
	Dec 27,	Dec 28,
	2009	2008
OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$243.5	$64.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	138.2	141.0
Provision for impairments and asset disposals	37.2	65.3
Deferred income taxes	1.0	(1.9)
Equity in income of investees	(16.3)	(17.0)
Distributions of income from equity investees	21.2	16.1
Stock-based compensation	24.3	22.3
Tax benefit from exercise of stock options	5.3	0.3
Excess tax benefit from exercise of stock options	(8.6)	(5.6)
Other	(7.3)	14.1
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	120.7	99.1
Accounts payable	(43.8)	(41.8)
Accrued taxes	69.5	42.1
Deferred revenue	180.3	233.6
Other operating assets	38.8	31.3
Other operating liabilities	(35.3)	29.9

Net cash provided by operating activities	768.7	693.5
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(9.6)	(5.2)
Maturities and calls of available-for-sale securities	21.8	—
Acquisitions, net of cash acquired	(10.6)	—
Net purchases of equity, other investments and other assets	(1.9)	(5.3)
Additions to property, plant and equipment	(99.7)	(172.6)

Net cash used by investing activities	(100.0)	(183.1)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	—	16,201.4
Repayments of commercial paper	—	(16,474.3)
Proceeds from short-term borrowings	—	362.0
Repayments of short-term borrowings	—	(512.0)
Proceeds from issuance of common stock	38.1	7.6
Excess tax benefit from exercise of stock options	8.6	5.6
Principal payments on long-term debt	(6.5)	(0.2)
Other	(0.4)	(0.5)

Net cash provided/(used) by financing activities	39.8	(410.4)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(13.0)

Net increase in cash and cash equivalents	706.5	87.0
CASH AND CASH EQUIVALENTS:
Beginning of period	599.8	269.8

End of period	$1,306.3	$356.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net change in short-term borrowings and commercial paper for the period	$—	$(422.9)
Cash paid during the period for:
Interest, net of capitalized interest	$—	$4.3
Income taxes	$52.2	$5.3
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 Weeks Ended December 27, 2009
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 27, 2009, and for the 13-week periods ended December 27, 2009 and December 28, 2008, have been prepared by Starbucks Corporation (“Starbucks” or the “Company”) under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the 13-week periods ended December 27, 2009 and December 28, 2008 reflect all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
The financial information as of September 27, 2009 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended September 27, 2009 (“fiscal 2009”), included in Item 8 in the Fiscal 2009 Annual Report on Form 10-K (the “10-K”). The information included in this Quarterly Report on Form 10-Q (the “10-Q”) should be read in conjunction with the footnotes and management’s discussion and analysis to the financial statements in the 10-K.
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 2, 2010, the day the financial statements were issued.
The results of operations for the 13-week period ended December 27, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2010 (“fiscal 2010”). Additionally, Starbucks 2010 fiscal year will include 53 weeks, with the 53rd week falling in its fourth fiscal quarter.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting and reporting for noncontrolling interests in subsidiaries. The guidance clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. Starbucks adopted the new guidance relating to noncontrolling interests beginning September 28, 2009 on a prospective basis, except for the presentation and disclosure requirements, which were applied retrospectively.
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which will be effective for Starbucks first fiscal quarter of 2011. The new guidance requires a qualitative approach to identify a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company is currently evaluating the impact that adoption may have on its consolidated financial statements.
Note 2: Restructuring Charges
In the first quarter of fiscal 2010, the Company closed 19 International stores and two US stores. A total of 894 stores globally have been closed as a part of the Company’s store portfolio rationalization which began in fiscal 2008. The Company expects to complete the remaining closures in fiscal 2010, and will recognize the associated lease exit costs concurrently with the actual closures. Nearly all of the remaining closures are in the International segment.
Restructuring charges by type and reconciliation of the associated accrued liability (in millions):

	Lease Exit		Employee
	and Other	Asset	Termination
	Related Costs	Impairments	Costs	Total
Total expected costs	$272.7	$331.8	$37.0	$641.5
Expenses recognized in Q1 fiscal 2010	17.3	1.0	—	18.3
Expenses recognized in Q1 fiscal 2009 (1)	40.6	32.4	2.5	75.5
Costs incurred in Q1 fiscal 2010	17.3	1.0	—	18.3

	Lease Exit		Employee
	and Other	Asset	Termination
	Related Costs	Impairments	Costs	Total
Costs incurred in Q1 fiscal 2009 (1)	26.1	32.4	2.5	61.0
Cumulative costs incurred to date	249.4	331.8	36.5	617.7

Accrued liability as of September 27, 2009	$102.8		$1.2	$104.0
Costs incurred in Q1 fiscal 2010, excluding non-cash charges and credits (2)	17.9		—	17.9
Cash payments in Q1 fiscal 2010	(25.9)		(0.8)	(26.7)

Accrued liability as of December 27, 2009	$94.8		$0.4	$95.2

Restructuring charges by reportable segment (in millions):

			Unallocated
	US	International	Corporate	Total
Total expected costs	$472.5	$73.0	$96.0	$641.5
Expenses recognized in Q1 fiscal 2010	7.9	10.4	—	18.3
Costs incurred during in Q1 fiscal 2010	7.9	10.4	—	18.3
Cumulative costs incurred to date	465.0	56.7	96.0	617.7

(1)	The difference between expenses recognized and costs incurred within the period is due to lease termination agreements that were finalized in one period for store closures to occur in a subsequent period. Such termination fees are amortized on a straight-line basis from the date of the termination agreement to the date of closure.

(2)	Non-cash charges and credits for lease exit and other related costs primarily represent deferred rent balances recognized as expense credits at the cease-use date.
Note 3: Acquisitions
On September 30, 2009, Starbucks acquired 100 percent ownership of the Company’s business in France, converting it from a 50% joint venture with Sigla S.A. (Grupo Vips) of Spain to a Company-operated market. Starbucks simultaneously sold its 50% ownership interests in the Spain and Portugal markets to Grupo Vips, converting them to licensed markets.
Note 4: Derivative Financial Instruments
Cash Flow Hedges
The Company had net derivative losses of $7.5 million and $3.9 million, net of taxes, in accumulated other comprehensive income as of December 27, 2009 and September 27, 2009, respectively, related to cash flow hedges. Of the net derivative losses accumulated as of December 27, 2009, $2.0 million pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued in the first quarter of fiscal year 2010 and 2009 was insignificant. Outstanding contracts will expire within 33 months.
The Company recorded a $6.4 million loss in other comprehensive income and a $1.0 million loss in earnings relating to its cash flow hedges for the 13 weeks ending December 27, 2009. There was no loss recognized in earnings for the 13 weeks ending December 28, 2008.
Net Investment Hedges
The Company had net derivative losses of $18.9 million and $19.8 million, net of taxes, in accumulated other comprehensive income as of December 27, 2009 and September 27, 2009, respectively, related to net investment derivative hedges. Outstanding contracts will expire within 27 months.
The Company recorded a $1.3 million gain in other comprehensive income and no gain in earnings relating to its net investment hedges for the 13 weeks ending December 27, 2009. The Company recorded a $2.8 million gain in earnings for the 13 weeks ending December 28, 2008.
Other Derivatives
To mitigate the translation risk of certain balance sheet items, the Company enters into certain foreign currency forward contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statements of earnings. For the first quarter of fiscal year 2010 and 2009, these forward contracts resulted in a net loss of $2.0 million and a net gain $37.8 million, respectively. These gains and losses were largely offset by the financial impact of translating foreign currency denominated payables and receivables, which are also recognized in Net interest income and other.
The Company also enters into certain swap and futures contracts that are not designated as hedging instruments to mitigate the price uncertainty of a portion of its future purchases of dairy products and diesel fuel. These contracts are recorded at fair value, with the changes in fair value recognized in Net interest income and other on the consolidated statement of earnings. For the first quarter of fiscal 2010, these swaps and futures contracts resulted in a net gain of $0.6 million.
The Company had the following outstanding derivative contracts as of December 27, 2009, based on notional amounts:
•	$696 million in foreign exchange contracts

•	$24 million in dairy contracts

•	$4 million in diesel contracts
Note 5: Investments
Investments (in millions):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
December 27, 2009
Short-term investments:
Available-for-sale securities — Corporate debt securities	$2.5			$2.5
Trading securities	58.9			47.9

Total short-term investments	$61.4			$50.4

Long-term investments:
Available-for-sale securities — State and local government obligations	$54.8	$—	$(1.8)	$53.0
Available-for-sale securities — Corporate debt securities	24.2	0.8	—	25.0

Total long-term investments	$79.0	$0.8	$(1.8)	$78.0

September 27, 2009
Short-term investments:
Available-for-sale securities — Corporate debt securities	$2.5			$2.5
Available-for-sale securities — Government treasury securities	19.0			19.0
Trading securities	58.5			44.8

Total short-term investments	$80.0			$66.3

Long-term investments:
Available-for-sale securities — State and local government obligations	$57.8	$—	$(2.1)	$55.7
Available-for-sale securities — Corporate debt securities	14.7	0.8	—	15.5

Total long-term investments	$72.5	$0.8	$(2.1)	$71.2

The gross unrealized holding losses on the state and local obligations pertain to the Company’s auction rate securities (“ARS”). Starbucks does not intend to sell these securities, nor is it likely it will be required to sell these securities before their anticipated recovery, which may be at maturity.
In the first quarter of fiscal 2010, two of the Company’s ARS were partially called at par value of $2.8 million.

Note 6: Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
	Balance at	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Dec 27, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$47.9	$47.9	$—	$—
Available-for-sale securities	80.5	—	27.5	53.0

Derivatives	6.4	—	6.4	—

Total	$134.8	$47.9	$33.9	$53.0

Liabilities:
Derivatives	$18.2	$—	$18.2	$—

	Balance at
	Sep 27, 2009
Assets:
Trading securities	$44.8	$44.8	$—	$—
Available-for-sale securities	92.7	19.0	18.0	55.7
Derivatives	13.2	—	13.2	—

Total	$150.7	$63.8	$31.2	$55.7

Liabilities:
Derivatives	$33.2	$—	$33.2	$—
Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis (in millions):

	13 Weeks Ended
	Dec 27, 2009	Dec 28, 2008
Beginning balance	$55.7	$59.8
Total reduction in unrealized losses included in other comprehensive income	0.3	2.8
Realized losses recognized in net earnings	(0.2)	—
Purchases, sales, issuances, calls, and settlements	(2.8)	—
Transfers in (out) of Level 3	—	—

Ending balance	$53.0	$62.6

Level 3 instruments described above are comprised entirely of the Company’s ARS portfolio.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (in millions)
Effective September 28, 2009, the Company adopted new fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as property, plant and equipment, goodwill and other intangible assets that are measured at fair value resulting from impairment, if deemed necessary.
The Company measures certain financial assets, including its equity and cost method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.
During the 13 weeks ended December 27, 2009, the Company recognized fair market value adjustments to assets (Level 3) measured at fair value on a non-recurring basis, as follows:

	Carrying value		Carrying
	before	Fair value	value after
	adjustment	adjustment	adjustment
Property, plant and equipment (1)	$13.9	$(11.1)	$2.8
Equity and cost investments (2)	$9.6	$(7.5)	$2.1

(1)	The fair value was determined using a discounted cash flow model based on future store revenues and operating costs, using internal projections. The resulting impairment charge was included in store operating expenses.

(2)	The fair value was determined using standard valuation techniques, including discounted cash flows, comparable transactions, and comparable company analyses. The resulting impairment charge was included in other operating expenses.
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of those instruments. The estimated fair value of the Company’s $550 million of 6.25% Senior Notes was approximately $586 million and $591 million as of December 27, 2009 and September 27, 2009, respectively.

Note 7: Inventories (in millions)

	Dec 27,	Sep 27,	Dec 28,
	2009	2009	2008
Coffee:
Unroasted	$289.6	$381.6	$310.1
Roasted	76.1	76.7	86.9
Other merchandise held for sale	94.9	116.0	96.9
Packaging and other supplies	84.3	90.6	96.5

Total	$544.9	$664.9	$590.4

As of December 27, 2009, the Company had committed to purchasing green coffee totaling $139 million under fixed-price contracts and an estimated $169 million under price-to-be-fixed contracts. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on these purchase commitments is remote.
Note 8: Property, Plant and Equipment (in millions)

	Dec 27,	Sep 27,
	2009	2009
Land	$60.2	$58.2
Buildings	235.5	231.5
Leasehold improvements	3,378.3	3,349.0
Store equipment	1,012.8	1,073.4
Roasting equipment	284.5	282.9
Furniture, fixtures and other	586.1	586.7
Work in progress	138.6	119.2

	5,696.0	5,700.9
Less accumulated depreciation	(3,213.3)	(3,164.5)

Property, plant and equipment, net	$2,482.7	$2,536.4

Note 9: Debt (in millions)

	Dec 27,	Sep 27,
	2009	2009
Current portion of long-term debt	$0.2	$0.2

6.25% Senior Notes (10 year, due Aug 2017)	549.3	549.2
Other long-term debt	—	0.1

Long-term debt	549.3	549.3

Total debt	$549.5	$549.5

Note 10: Other Long-term Liabilities (in millions)

	Dec 27,	Sep 27,
	2009	2009
Deferred rent	$260.1	$266.0
Unrecognized tax benefits	78.3	55.1
Asset retirement obligations	45.9	43.4
Other	24.7	25.1

Total	$409.0	$389.6

Note 11: Equity
Components of equity for the 13 weeks ended December 27, 2009 and December 28, 2008 (in millions):

	Shareholders’	Noncontrolling
	Equity	Interest	Equity
Balance, September 27, 2009	$3,045.7	$11.2	$3,056.9
Net earnings	241.5	2.0	243.5
Unrealized holding losses on cash flow hedging instruments	(4.3)	—	(4.3)
Unrealized holding gains on net investment hedging instruments	0.9	—	0.9

	Shareholders’	Noncontrolling
	Equity	Interest	Equity
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	0.7	—	0.7
Translation adjustment	(4.5)	—	(4.5)

Comprehensive income	234.3	2.0	236.3
Stock-based compensation expense	24.3	—	24.3
Exercise of stock options	41.9	—	41.9
Sale of common stock	5.1	—	5.1
Net distributions to noncontrolling interests	—	(0.4)	(0.4)

Balance, December 27, 2009	$3,351.3	$12.8	$3,364.1

Balance, September 28, 2008	$2,490.9	$18.3	$2,509.2
Net earnings	64.3	0.4	64.7
Unrealized holding gains on available-for-sale securities	2.1	—	2.1
Unrealized holding gains on cash flow hedging instruments	17.6	—	17.6
Unrealized holding losses on net investment hedging instruments	(2.4)	—	(2.4)
Reclassification adjustment for net gains realized in net earnings for cash flow hedges	(0.4)	—	(0.4)
Translation adjustment	(20.4)	—	(20.4)

Comprehensive income	60.8	0.4	61.2
Stock-based compensation expense	22.6	—	22.6
Exercise of stock options	1.6	—	1.6
Sale of common stock	8.7	—	8.7
Net distributions to noncontrolling interests	—	(0.4)	(0.4)

Balance, December 28, 2008	$2,584.6	$18.3	$2,602.9

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of December 27, 2009.
Components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	Dec 27, 2009	Sep 27, 2009
Net unrealized losses on available-for-sale securities	$(0.7)	$(0.8)
Net unrealized losses on hedging instruments	(26.4)	(23.7)
Translation adjustment	85.3	89.9

Accumulated other comprehensive income	$58.2	$65.4

Note 12: Employee Stock Plans
As of December 27, 2009, there were 31.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans (“ESPP”).
Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

	13 Weeks Ended
	Dec 27, 2009	Dec 28, 2008
Options	$17.9	$16.4
Restricted stock units (“RSUs”)	6.4	3.4
ESPP	—	2.5

Total stock-based compensation	$24.3	$22.3

Value of awards granted and exercised during the period:

	13 Weeks Ended
	Dec 27, 2009	Dec 28, 2008
Estimated fair value per option granted	$8.34	$3.49
Weighted average option grant price	$22.07	$8.65
Weighted average price per options exercised	$11.86	$5.51
Weighted average RSU grant price	$22.05	$8.68

Stock option and RSU transactions from September 27, 2009 through December 27, 2009 (in millions):

	Stock
	Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2009	63.6	4.4
Options/RSUs granted	14.0	2.3
Options exercised/RSUs vested	(3.0)	(0.4)
Options/RSUs forfeited/expired	(2.2)	(0.3)

Options outstanding/Nonvested RSUs, December 27, 2009	72.4	6.0

Total unrecognized stock-based compensation expense, net of forfeitures, as of December 27, 2009	$125	$70
Note 13: Earnings Per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	13 Weeks Ended
	Dec 27,	Dec 28,
	2009	2008
Net earnings attributable to Starbucks	$241.5	$64.3
Weighted average common shares and common stock units outstanding (for basic calculation)	744.2	736.3
Dilutive effect of outstanding common stock options and RSUs	18.7	2.8

Weighted average common and common equivalent shares outstanding (for diluted calculation)	762.9	739.1

EPS — basic	$0.32	$0.09
EPS — diluted	$0.32	$0.09
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options totaled 20.7 million and 62.9 million for the 13-week periods ended December 27, 2009 and December 28, 2008, respectively.
Note 14: Commitments and Contingencies
Guarantees
The following table presents information on unconditional guarantees as of December 27, 2009 (in millions):

			Fair value estimate
	Maximum	Year Guarantee	recorded on
	Exposure	Expires in	Balance Sheet
Japanese yen-denominated bank loans (Starbucks Japan — an unconsolidated equity investee)	$2.9	2014	$— (1)
Borrowings of other unconsolidated equity investees	$11.0	2010	$3.0

(1)	Since there has been no modification of these loan guarantees subsequent to the Company’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Starbucks has applied the disclosure provisions only and has not recorded the guarantees on its consolidated balance sheets.
Legal Proceedings
On October 8, 2004, a former hourly employee of the Company filed a lawsuit in San Diego County Superior Court entitled Jou Chau v. Starbucks Coffee Company. The lawsuit alleged that the Company violated the California Labor Code by allowing shift supervisors to receive tips. On February 28, 2008, the trial court ruled against the Company in the liability phase of the trial and on March 20, 2008 the court ordered the Company to pay approximately $87 million in restitution, plus interest. The Company appealed the decision of the trial court and on June 2, 2009 the California Court of Appeal reversed the trial court’s judgment in its entirety and ruled in favor of Starbucks. The Court of Appeal denied plaintiffs’ petition for rehearing and reaffirmed its ruling on July 2, 2009. The plaintiffs filed a petition for review with the California Supreme Court on July 13, 2009. The California Supreme Court denied plaintiffs’ petition for review and on December 17, 2009 the trial court entered a final judgment for Starbucks dismissing the case.
On June 30, 2005, three individuals, Erik Lords, Hon Yeung, and Donald Brown filed a lawsuit in Orange County Superior Court, California. The lawsuit alleged that the Company violated the California Labor Code section 432.8 by asking job applicants to disclose at the time of application convictions for marijuana related offenses more than two years old. The California Court of Appeal issued a ruling on December 10, 2008 instructing the trial judge to enter summary judgment against plaintiffs and the California Supreme Court has rejected the plaintiffs’ appeal. The plaintiffs have moved to amend the complaint to add new plaintiffs. Starbucks has opposed this effort and is asking for final dismissal of the case.
The Company is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.
Note 15: Segment Reporting
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United			Unallocated
	States	International	Global CPG	Corporate	Total
13 Weeks Ended
December 27, 2009
Company-operated retail revenues	$1,788.3	$504.6	$—	$—	$2,292.9
Licensing revenues	145.0	71.6	109.5	—	326.1
Foodservice and other revenues	1.6	14.8	87.3	—	103.7
Total net revenues	1,934.9	591.0	196.8	—	2,722.7
Depreciation and amortization expenses	89.7	28.2	1.2	11.5	130.6
Income from equity investees	—	17.0	12.4	—	29.4
Operating income/(loss)	334.5	43.5	67.2	(92.6)	352.6
Net impairment and disposition losses	22.0	8.9	—	6.3	37.2
December 28, 2008
Company-operated retail revenues	$1,761.8	$414.4	$—	$—	$2,176.2
Licensing revenues	150.9	69.1	114.3	—	334.3
Foodservice and other revenues	0.9	12.2	91.6	—	104.7
Total net revenues	1,913.6	495.7	205.9	—	2,615.2
Depreciation and amortization expenses	95.9	25.4	1.5	11.5	134.3
Income from equity investees	0.5	11.9	11.1	—	23.5
Operating income/(loss)	110.8	12.9	74.7	(80.7)	117.7
Net impairment and disposition losses	30.9	16.4	—	18.0	65.3
The table below reconciles the total of the reportable segments’ operating income to the Company’s consolidated earnings before income taxes (in millions):

Fiscal Quarter Ended	Dec 27, 2009	Dec 28, 2008
Operating income	$352.6	$117.7
Interest income and other, net	25.1	(6.0)
Interest expense	(8.2)	(13.0)

Earnings before income taxes	$369.5	$98.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of the Company’s initiatives and plans, as well as trends in or expectations regarding, earnings per share, revenues, operating margins, comparable store sales, expenses, other financial results, capital expenditures, liquidity, cash flow from operations, free cash flow, anticipated store openings and closings, tax rates, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of the Company’s initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in Part I Item IA. “Risk Factors” in the Company’s 10-K.
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
Overview
Starbucks returned to profitable growth in the first quarter of fiscal 2010, despite the economic challenges confronting business and consumers globally. The Company’s financial results for the first quarter of fiscal 2010 reflect solid comparable store sales growth from Company-operated stores and the benefits of operational improvements implemented throughout fiscal 2009. These improvements have focused on rationalizing Starbucks global store portfolio, reducing the Company’s cost structure, improving the customer experience, and delivering relevant product innovation. The cost reduction and related efficiency efforts have driven reduced product costs and store waste as well as in-store labor savings, concurrent with improved customer satisfaction scores.
Starbucks remains committed to maintaining its disciplined operational focus, along with continuing to provide relevant product innovation to its customers. To continue driving profitable growth in a disciplined manner, management expects to increase spending in support of key growth platforms, such as the ongoing expansion of its recently introduced VIA™ Ready Brew coffee (“VIA”), and to increase investments in the existing store portfolio to refresh stores and incorporate innovative new design concepts. The Company also intends to apply the same rigor that enabled Starbucks to transform and improve its US business to its international operations in order to take full advantage of the significant growth opportunities in multiple channels that exist around the world. While Starbucks recent progress is encouraging, management remains acutely aware of the economic uncertainty that still exists for consumers worldwide.
The Company continues to generate strong operating cash flows, providing it with the financial flexibility to continue investments and spending in its core businesses, as well as new stores, innovation and new growth platforms. Starbucks generated $769 million of operating cash flow for the first quarter of fiscal 2010 and finished the period with no short term debt and with $1.4 billion in cash and liquid investments.

Fiscal 2010 — Financial Outlook for the Year
For the full fiscal year 2010, the Company is now targeting mid-single digit revenue growth compared to fiscal 2009, driven by modestly-positive comparable store sales growth, a 53rd fiscal week, and approximately 300 planned net new stores globally. The 300 net new stores will primarily be licensed stores, with approximately 100 stores in the US and approximately 200 stores in international markets.
Given the Company’s current revenue expectations, combined with the year-over-year impact of the operational improvements implemented throughout fiscal 2009 and lower restructuring charges, Starbucks expects significant improvement in its consolidated operating margin in fiscal 2010 compared to the prior year. For the International business, Starbucks expects meaningful improvement in operating margin compared to fiscal 2009, while at the same time investing to capture the significant long term growth opportunities available to Starbucks.
The Company expects cash flow from operations to reach approximately $1.5 billion in fiscal 2010 and capital expenditures to be approximately $500 million. Starbucks will continue to evaluate share repurchases and cash dividends in the future as a means to deploy excess cash generated by the business.
Results of Operations for the 13 weeks Ended December 27, 2009 and December 28, 2008 (in millions)
Financial Highlights for the First quarter of Fiscal 2010 — Consolidated
Consolidated operating income was $353 million for the first quarter of fiscal 2010 compared to $118 million in the prior year period, and the operating margin improved to 13.0% compared with 4.5% in the prior year quarter. The operating margin expansion was driven by the operational efficiencies and cost reduction initiatives implemented throughout fiscal 2009, along with the increase in comparable store sales compared to the prior year. In addition, lower restructuring charges contributed approximately 220 basis points of the increase in operating margin in the first quarter of fiscal 2010 compared to the prior year.
EPS for the first quarter of fiscal 2010 was $0.32, compared to EPS of $0.09 reported in the prior year period, driven primarily by comparable store sales growth and operational improvements made in the business. Restructuring charges impacted EPS by approximately $0.01 per share in the first quarter of fiscal 2010 and by approximately $0.06 in the first quarter of fiscal 2009. In addition, the first quarter of 2010 included an accounting gain equating to approximately $0.02 of EPS related to the Company’s acquisition of controlling interest in its previous joint venture operations in France.
Cash flow from operations increased to $769 million for the first quarter, compared to $694 million produced for the first quarter of fiscal 2009, while capital expenditures declined to $100 million versus $173 million for the previous year period.
Results of Operations Details — Consolidated
Revenues:

	13 Weeks Ended
	Dec 27,	Dec 28,	%
	2009	2008	Change
Company-operated retail	$2,292.9	$2,176.2	5.4%
Specialty:
Licensing	326.1	334.3	(2.5)
Foodservice and other	103.7	104.7	(1.0)

Total specialty	429.8	439.0	(2.1)

Total net revenues	$2,722.7	$2,615.2	4.1%
Net revenues for the first quarter of fiscal 2010 increased compared to the corresponding period of fiscal 2009, driven by increases in Company-operated retail operations.

Starbucks derived 84% of total net revenues from its Company-operated retail stores during the first quarter of fiscal 2010. The US segment contributed approximately 78% of total retail revenues. The increase in consolidated net revenues over the prior year quarter was driven by a 4% increase in comparable store sales and the impact of foreign currency translation related to the weakening of the US dollar against several foreign currencies. US comparable store sales grew 4% during the first quarter of fiscal 2010, due entirely to an increase in the average value per transaction, and International comparable store sales increased 4% during the first quarter of fiscal 2010, driven entirely by an increase in the number of transactions.
The Company derived 16% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. The decline in specialty revenues in the first quarter of fiscal 2010 was driven by lower licensing revenues in the US packaged coffee business, and lower US foodservice revenue primarily related to continued softness in the hospitality industry.
Expenses:

	13 Weeks Ended
	Dec 27,	Dec 28,	Dec 27,	Dec 28,
	2009	2008	2009	2008
			% of Total
			Net Revenues
Cost of sales including occupancy costs	$1,145.7	$1,196.8	42.1%	45.8%
Store operating expenses	896.1	936.6	32.9	35.8
Other operating expenses	71.9	72.6	2.6	2.8
Depreciation and amortization expenses	130.6	134.3	4.8	5.1
General and administrative expenses	136.9	105.2	5.0	4.0
Restructuring charges	18.3	75.5	0.7	2.9

Total operating expenses	2,399.5	2,521.0	88.1	96.4
Income from equity investees	29.4	23.5	1.1	0.9

Operating income	$352.6	$117.7	13.0%	4.5%

Supplemental ratios as a % of related revenues:
Store operating expenses			39.1%	43.0%
Other operating expenses			16.7%	16.5%
Cost of sales including occupancy costs as a percentage of total revenues decreased for the first quarter of fiscal 2010 due to the implementation of operational initiatives, which resulted in lower product costs and reduced store waste. Lower commodity costs also contributed to the improvement. Store operating expenses as a percentage of Company-operated retail revenues decreased for the first quarter of fiscal 2010 due to initiatives focused on in-store labor efficiencies and the effect of the closure of underperforming Company-operated stores. General and administrative expenses were higher due in part to higher performance-based compensation expenses.
Restructuring charges in both periods include lease exit and related costs primarily associated with the closure of Company-operated stores. These closures were part of the Company’s previously-announced global store portfolio rationalization, most of which was completed in fiscal 2009. Nearly all of the remaining store closures are in the International segment, and are expected to be completed by the end of fiscal 2010. See Note 2 in this 10-Q for additional discussion.
Operating income and net earnings:

	13 Weeks Ended
	Dec 27,	Dec 28,	Dec 27,	Dec 28,
	2009	2008	2009	2008
			% of Total
			Net Revenues
Operating income	$352.6	$117.7	13.0%	4.5%
Interest income and other, net	25.1	(6.0)	0.9	(0.2)
Interest expense	(8.2)	(13.0)	(0.3)	(0.5)

Earnings before income taxes	369.5	98.7	13.6	3.8
Income taxes	126.0	34.0	4.6	1.3

Net earnings including noncontrolling interests	243.5	64.7	8.9	2.5
Net earnings attributable to noncontrolling interest	2.0	0.4	0.1	—

Net earnings attributable to Starbucks	$241.5	$64.3	8.9%	2.5%

Effective tax rate including noncontrolling interest			34.1%	34.4%

Operating margin increased during the first quarter of fiscal 2010 compared to the prior year quarter due to lower cost of sales including occupancy costs, lower store operating expenses and reduced restructuring charges as a percentage of total sales, as described above.
The majority of the increase in net interest income and other for the first quarter of fiscal 2010 compared to the prior year quarter was due to fluctuations in unrealized holding gains/losses on the Company’s trading securities portfolio, which approximates a portion of the Company’s liability under its Management Deferred Compensation Plan (“MDCP”). Gains recorded here are offset by charges to general and administrative expenses as the MDCP liability increases with improved investment performance. Also contributing to the increase was the impact of an accounting gain recorded in the first quarter of fiscal 2010 related to the Company’s acquisition of a controlling interest in its previous joint venture operations in France. In accordance with generally accepted accounting principles, the carrying value of the previously held joint venture interest was adjusted to fair value upon the acquisition of the controlling interest.
Interest expense decreased due to the Company having no short term borrowings outstanding in the current quarter.
The effective income tax rate for the first quarter of fiscal 2010 was 34.1% compared to 34.4% for the same quarter in fiscal 2009. The effective income tax rate for the first quarter of fiscal 2010 benefitted from a permanent book to tax difference as a result of the Company’s acquisition of its previous joint venture operations in France. The effective tax rate for the first quarter of fiscal 2009 benefitted from the relatively low amount of pretax earnings, with a higher proportion of income earned in foreign jurisdictions which have lower tax rates. The Company currently estimates that its effective tax rate for fiscal year 2010 will be in the range of 34% to 35%, with quarterly variations.
Operating Segments
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. The following tables summarize the Company’s results of operations by segment:
United States

	13 Weeks Ended
	Dec 27,	Dec 28,	Dec 27,	Dec 28,
	2009	2008	2009	2008
			% of US
			Net Revenues
Total net revenues	$1,934.9	$1,913.6
Total operating expenses	1,600.4	1,803.3	82.7%	94.2%
Operating income	334.5	110.8	17.3%	5.8%
Total US net revenues increased slightly for the first quarter of fiscal 2010 due to higher retail revenues. Company-operated retail revenues increased 2% due to a 4% increase in comparable store sales for the first quarter of fiscal 2010, partially offset by the net closure of 369 underperforming stores over the last 12 months. The 4% increase in comparable store sales consisted entirely of an increase in the average value per transaction, with the Company’s recently introduced VIA driving nearly half of the increase.
Operating margin increased for the first quarter of fiscal 2010 primarily driven by both lower cost of sales including occupancy costs, and store operating expenses as a percentage of total US net revenues. Lower cost of sales including occupancy costs were driven by lower product costs associated with a redesigned food program, in-store programs to reduce waste, and lower commodity costs. Decreased store operating expenses resulted from initiatives focused on in-store labor efficiencies and the effect of Company-operated store closures. Also contributing to the margin expansion were lower restructuring charges due to a smaller number of closures of underperforming stores in the current year as Starbucks completed almost all of its US store rationalization efforts by the end of fiscal 2009.

International

	13 Weeks Ended
	Dec 27,	Dec 28,	Dec 27,	Dec 28,
	2009	2008	2009	2008
			% of International
			Net Revenues
Total net revenues	$591.0	$495.7
Total operating expenses	564.5	494.7	95.5%	99.8%
Income from equity investees	17.0	11.9	2.9	2.4

Operating income	$43.5	$12.9	7.4%	2.6%
Total International net revenues increased 19% for the first quarter of fiscal 2010 primarily due to higher retail revenues. Company-operated retail revenue increased 22% mainly due to the strengthening of the Canadian dollar and other currencies relative to the US dollar, the effect of consolidating previous joint venture operations in France, and a 4% increase in comparable store sales. The increase in comparable store sales consisted entirely of a 4% increase in the number of transactions, with the Canada and UK markets driving the large majority of the improvement.
Operating margin increased for the first quarter of fiscal 2010 driven in part by lower cost of sales including occupancy costs as a percentage of total International net revenues, related to programs implemented to reduce product waste, a mix shift to higher-margin products, and increased sales leverage on occupancy costs. Also contributing to the margin expansion were lower store operating expenses as a percentage of total International net revenues, attributable to lower store impairments in the current-year period, and to improved sales leverage. Partially offsetting these improvements were higher restructuring charges, due to increased lease exit and related costs due to a higher number of stores being closed in the current quarter compared to the prior year quarter.
Global Consumer Products Group

	13 Weeks Ended
	Dec 27,	Dec 28,	Dec 27,	Dec 28,
	2009	2008	2009	2008
			% of CPG
			Net Revenues
Total specialty revenues	$196.8	$205.9
Total operating expenses	142.0	142.3	72.2%	69.1%
Income from equity investees	12.4	11.1	6.3	5.4

Operating income	$67.2	$74.7	34.1%	36.3%
Total specialty revenues decreased for the first quarter of fiscal 2010 due to lower licensing revenues in packaged coffee and lower foodservice revenues driven by ongoing softness in the hospitality industry.
Operating margin decreased for the first quarter of fiscal 2010 with the decline due primarily to lower royalties from the packaged coffee and international ready-to-drink businesses.
Unallocated Corporate

	13 Weeks Ended
	Dec 27,	Dec 28,	Dec 27,	Dec 28,
	2009	2008	2009	2008
			% of Total
			Net Revenues
Operating loss	$92.6	$80.7	3.4%	3.1%
Total unallocated corporate expenses increased primarily as a result of market value appreciation of the liability balances in the MDCP, as discussed above.
Financial Condition, Liquidity and Capital Resources
The Company’s existing cash and liquid investments were $1.4 billion and $666 million as of December 27, 2009 and September 27, 2009, respectively.
The Company manages its cash and liquid investments in order to internally fund operating needs and make scheduled interest and principal payments on its borrowings. For the first fiscal quarter of 2010, the Company did not have any short-tem borrowings under its credit facility or commercial paper program.
Included in the cash and liquid investment balances are the following:

•	A portfolio of unrestricted trading securities, designed to hedge the Company’s liability under its MDCP. The value of this portfolio was $48 million and $45 million as of December 27, 2009 and September 27, 2009, respectively. The increase was primarily driven by increases in market values of the underlying equity funds.
•	Unrestricted cash and liquid securities held within the Company’s wholly owned captive insurance company to fund claim payouts. The value of these holdings was approximately $14 million and $12 million as of December 27, 2009 and September 27, 2009, respectively.
As of December 27, 2009, the Company had $81 million invested in available-for-sale securities. Included in available-for-sale securities were $53 million of auction rate securities (“ARS”), compared with $56 million of ARS held as of September 27, 2009. While the ongoing auction failures will limit the liquidity of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.
Credit rating agencies currently rate the Company’s borrowings as follows:

Description	Standard & Poor’s	Moody’s
Short-term debt	A-2	P-3
Senior unsecured long-term debt	BBB	Baa3
Outlook	Stable	Stable
The Company’s credit facility contains provisions requiring Starbucks to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. As of December 27, 2009 and September 27, 2009, the Company was in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require Starbucks to maintain compliance with certain covenants that limit future liens and sale and leaseback transactions on certain material properties. As of December 27, 2009 and September 27, 2009, the Company was in compliance with each of these covenants.
The Company expects to use its cash and liquid investments, including any potential future borrowings under its credit facility and commercial paper program to invest in its core businesses, including new beverage innovations, as well as other new business opportunities related to its core businesses. Other than normal operating expenses, cash requirements for the remainder of fiscal 2010 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing Company-operated retail stores, systems and technology investments in the stores and in the support infrastructure, and new Company-operated retail stores. Total capital expenditures for fiscal 2010 are expected to be approximately $500 million. Management believes that cash flows generated from operations and existing cash and liquid investments should be sufficient to finance capital requirements for its core businesses for the foreseeable future, as well as to fund the remaining cost of lease termination and related costs from the remaining international store closures. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.
The Company may use its available cash resources to make proportionate capital contributions to its equity method and cost method investees. Any decisions to increase its ownership interest in its equity method investees or licensed operations will be driven by valuation and fit with the Company’s ownership strategy and are likely to be infrequent.
Depending on market conditions and within the constraint of maintaining an appropriate capital structure, Starbucks may repurchase shares of its common stock under its authorized share repurchase program. Starbucks did not repurchase any shares in the first quarter of fiscal 2010 under the Company’s share repurchase program; however, the Company will continue to evaluate share repurchases and cash dividends in the future as a means to deploy excess cash generated by the business. Any future decision to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent on the Company’s operating performance, financial condition, capital expenditure requirements, and other such factors that the Board of Directors considers relevant.
Cash provided by operating activities increased by $75 million to $769 million for the first quarter of fiscal 2010 compared to the corresponding period of fiscal 2009. The increase was primarily due to higher net earnings for the period. Cash used by investing activities for the first quarter of fiscal 2010 totaled $100 million. Capital additions to property, plant and equipment totaled $100 million, primarily from remodeling and renovating existing Company-operated retail stores, opening new retail stores, and investment in information technology systems.
Cash provided by financing activities for the first quarter of fiscal 2010 totaled $40 million. As of December 27, 2009, a total of $14 million in letters of credit were outstanding under the credit facility, leaving $986 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.

Contractual Obligations
There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to guarantees and are detailed in Note 14 in this 10-Q.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents the Company’s primary market risk, generated by its purchases of green coffee and dairy products, among other items. The Company purchases, roasts and sells high quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, the Company also purchases significant amounts of dairy products to support the needs of its Company-operated retail stores. The price and availability of these commodities directly impact the Company’s results of operations and can be expected to impact its future results of operations. For additional details see “Product Supply” in Item 1, as well as “Risk Factors” in Item 1A of the 10-K.
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
There has been no material change in the commodity price risk, foreign currency exchange risk, equity security price risk, or interest rate risk discussed in Item 7A of the 10-K.

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
During the first quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (December 27, 2009).
During the first quarter of fiscal 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-Q.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See discussion of Legal Proceedings in Note 14 of this 10-Q.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the first quarter of fiscal 2010. As of the end of the quarter, the maximum number of shares that may yet be purchased under publicly announced stock repurchase plans was 6,272,128 shares. The Board of Directors initially authorized the repurchase of 25 million shares of common stock (publicly announced on May 3, 2007) and later authorized the repurchase of up to five million additional shares (publicly announced on January 30, 2008). Neither of these publicly announced authorizations have an expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit				Date of		Filed
No.	Exhibit Description	Form	File No.	First Filing	Exhibit	Herewith

10.1*	Amendment No. 1 to Consulting Agreement dated October 1, 2009 between Starbucks Corporation and Olden Lee					X

10.2*	Separation Agreement and Release dated November 30, 2009 between Starbucks Corporation and Martin Coles					X

10.3*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended December 27, 2009, formatted in XBRL:(i)Condensed Consolidated Statements of Earnings, (ii)Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	—	—	—	—	—

*	Denotes a compensatory plan, contract or arrangement in which the Company’s directors or executive officers may participate.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
February 2, 2010

STARBUCKS CORPORATION
By:	/s/ Troy Alstead
Troy Alstead
executive vice president, chief financial officer and chief administrative officer Signing on behalf of the registrant and as principal financial officer