Form 10-Q
period 2010-03-28
STARBUCKS CORP
filed 2010-05-04
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 28, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 26, 2010
Common Stock, par value $0.001 per share	745.1 million

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 28, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
Net revenues:
Company-operated retail	$2,128.9	$1,961.8	$4,421.8	$4,138.0
Specialty:
Licensing	310.4	282.8	636.5	617.1
Foodservice and other	95.4	88.7	199.1	193.4

Total specialty	405.8	371.5	835.6	810.5

Total net revenues	2,534.7	2,333.3	5,257.4	4,948.5
Cost of sales including occupancy costs	1,064.1	1,043.5	2,209.8	2,240.3
Store operating expenses	828.0	819.6	1,724.1	1,756.2
Other operating expenses	61.8	64.0	133.7	136.6
Depreciation and amortization expenses	128.5	134.1	259.1	268.4
General and administrative expenses	139.0	104.3	275.9	209.5
Restructuring charges	7.9	152.1	26.2	227.6

Total operating expenses	2,229.3	2,317.6	4,628.8	4,838.6
Income from equity investees	34.4	25.2	63.8	48.7

Operating income	339.8	40.9	692.4	158.6
Interest income and other, net	4.7	3.0	29.8	(3.0)
Interest expense	(8.0)	(8.9)	(16.2)	(21.9)

Earnings before income taxes	336.5	35.0	706.0	133.7
Income taxes	118.7	9.9	244.7	43.9

Net earnings including noncontrolling interests	217.8	25.1	461.3	89.8
Net earnings attributable to noncontrolling interests	0.5	0.1	2.5	0.5

Net earnings attributable to Starbucks	$217.3	$25.0	$458.8	$89.3

Earnings per share — basic	$0.29	$0.03	$0.62	$0.12
Earnings per share — diluted	$0.28	$0.03	$0.60	$0.12
Weighted average shares outstanding:
Basic	747.1	738.0	745.6	737.2
Diluted	766.9	739.9	764.9	739.5
Cash dividends declared per share	$0.10	$0.0	$0.10	$0.0

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(unaudited)

	Mar 28, 2010	Sep 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,086.0	$599.8
Short-term investments — available-for-sale securities	158.3	21.5
Short-term investments — trading securities	49.6	44.8
Accounts receivable, net	299.7	271.0
Inventories	488.7	664.9
Prepaid expenses and other current assets	136.1	147.2
Deferred income taxes, net	272.0	286.6

Total current assets	2,490.4	2,035.8
Long-term investments — available-for-sale securities	270.0	71.2
Equity and cost investments	318.8	352.3
Property, plant and equipment, net	2,414.6	2,536.4
Other assets	319.0	253.8
Other intangible assets	69.1	68.2
Goodwill	262.8	259.1

TOTAL ASSETS	$6,144.7	$5,576.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286.8	$267.1
Accrued compensation and related costs	308.3	307.5
Accrued occupancy costs	164.4	188.1
Accrued taxes	66.1	127.8
Insurance reserves	152.5	154.3
Other accrued liabilities	234.6	147.5
Deferred revenue	433.9	388.7

Total current liabilities	1,646.6	1,581.0
Long-term debt	549.3	549.3
Other long-term liabilities	394.1	389.6

Total liabilities	2,590.0	2,519.9
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 748.2 and 742.9 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in-capital	275.9	147.0
Other additional paid-in-capital	39.4	39.4
Retained earnings	3,177.1	2,793.2
Accumulated other comprehensive income	47.9	65.4

Total shareholders’ equity	3,541.0	3,045.7
Noncontrolling interests	13.7	11.2

Total equity	3,554.7	3,056.9

TOTAL LIABILITIES AND EQUITY	$6,144.7	$5,576.8

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009
OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$461.3	$89.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	272.5	282.2
Provision for impairments and asset disposals	44.3	145.7
Deferred income taxes	(10.6)	(29.9)
Equity in income of investees	(41.4)	(29.6)
Distributions of income from equity investees	41.0	18.8
Stock-based compensation	53.4	42.5
Tax benefit from exercise of stock options	6.9	0.6
Excess tax benefit from exercise of stock options	(13.8)	(5.9)
Other	(8.5)	16.1
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	174.7	59.9
Accounts payable	3.3	(47.3)
Accrued taxes	(48.6)	29.9
Deferred revenue	44.3	66.9
Other operating assets	(1.6)	60.8
Other operating liabilities	(19.4)	14.9

Net cash provided by operating activities	957.8	715.4
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(359.8)	(7.0)
Maturities and calls of available-for-sale securities	23.9	0.0
Acquisitions, net of cash acquired	(10.6)	0.0
Net purchases of equity, other investments and other assets	1.2	(10.7)
Additions to property, plant and equipment, net	(184.5)	(236.9)

Net cash used by investing activities	(529.8)	(254.6)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	0.0	20,928.4
Repayments of commercial paper	0.0	(21,335.5)
Proceeds from short-term borrowings	0.0	1,033.0
Repayments of short-term borrowings	0.0	(1,113.0)
Proceeds from issuance of common stock	62.7	17.1
Excess tax benefit from exercise of stock options	13.8	5.9
Principal payments on long-term debt	(6.5)	(0.3)
Other	(0.9)	(0.8)

Net cash provided/(used) by financing activities	69.1	(465.2)
Effect of exchange rate changes on cash and cash equivalents	(10.9)	(12.2)

Net increase in cash and cash equivalents	486.2	(16.6)
CASH AND CASH EQUIVALENTS:
Beginning of period	599.8	269.8

End of period	$1,086.0	$253.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net change in short-term borrowings and commercial paper for the period	$0.0	$(487.1)
Cash paid during the period for:
Interest, net of capitalized interest	$16.2	$22.6
Income taxes	$292.0	$47.1

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 Weeks and 26 Weeks Ended March 28, 2010

(unaudited)

Note 1: Summary of Significant Accounting Policies

Financial Statement Preparation

The unaudited condensed consolidated financial statements as of March 28, 2010, and for the 13-week and 26-week periods ended March 28, 2010 and March 29, 2009, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the 13-week and 26-week periods ended March 28, 2010 and March 29, 2009 reflect all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

The financial information as of September 27, 2009 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 27, 2009 (“fiscal 2009”), included in Item 8 in the Fiscal 2009 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the financial statements in the 10-K.

The results of operations for the 13-week and 26-week periods ended March 28, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2010 (“fiscal 2010”). Additionally, our 2010 fiscal year will include 53 weeks, with the 53rd week falling in the fourth fiscal quarter.

Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting and reporting for noncontrolling interests in subsidiaries. The guidance clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent company’s equity. We adopted the new guidance relating to noncontrolling interests beginning September 28, 2009 on a prospective basis, except for the presentation and disclosure requirements, which were applied retrospectively.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which will be effective for our first fiscal quarter of 2011. The new guidance requires a qualitative approach to identify a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. We are evaluating the impact that adoption may have on our consolidated financial statements.

Note 2: Restructuring Charges

In the second quarter of fiscal 2010, we closed 13 International stores and 2 US stores as a part of Starbucks store portfolio rationalization which began in fiscal 2008. A total of 909 stores globally have been closed as a part of this effort. We expect to complete the remaining closures by the end of the current fiscal year, and will recognize the associated lease exit costs concurrently with the actual closures. Nearly all of the remaining closures are in the International segment.

Restructuring charges by type of cost, by reportable segment and reconciliation of the associated accrued liability (in millions):

		By Type of Cost			By Segment
	Total	Lease Exit and Other Related Costs	Asset Impairments	Employee Termination Costs	US	International	Unallocated Corporate
Total expected costs	$644.3	$276.0	$331.5	$36.8	$466.9	$81.4	$96.0
Costs incurred and charged to expense during the period ended March 28, 2010
13 weeks	7.9	8.2	(0.3)	0.0	1.2	6.7	0.0
26 weeks	26.2	25.5	0.7	0.0	9.1	17.1	0.0
Costs incurred and charged to expense during the period ended March 29, 2009
13 weeks	152.0	50.3	87.8	13.9	106.6	14.9	30.5
26 weeks	227.6	91.0	120.2	16.4	161.2	16.9	49.5
Cumulative costs incurred to date	625.6	257.6	331.5	36.5	466.2	63.4	96.0
Accrued liability as of September 27, 2009	$104.0	$102.8		$1.2
Costs incurred, excluding non-cash charges (1)	26.2	26.2		0.0
Cash payments	(46.5)	(45.7)		(0.8)

Accrued liability as of March 28, 2010	$83.7	$83.3		$0.4

(1)	Non-cash charges and credits for lease exit and other related costs primarily represent deferred rent balances recognized as expense credits at the cease-use date.

Note 3: Acquisitions

In the first quarter of fiscal 2010, on September 30, 2009, we acquired 100% ownership of our business in France, converting it from a 50% joint venture with Sigla S.A. (Grupo Vips) of Spain to a Company-operated market. We simultaneously sold our 50% ownership interests in the Spain and Portugal markets to Grupo Vips, converting them to licensed markets.

Note 4: Derivative Financial Instruments

Cash Flow Hedges

Net derivative losses of $8.1 million and $3.9 million, net of taxes, are included in accumulated other comprehensive income as of March 28, 2010 and September 27, 2009, respectively, related to cash flow hedges. Of the net derivative losses accumulated as of March 28, 2010, $2.6 million pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued in the first and second quarters of fiscal year 2010 and 2009 was insignificant. Outstanding contracts will expire within 30 months.

Net Investment Hedges

Net derivative losses of $18.6 million and $19.8 million, net of taxes, are included in accumulated other comprehensive income as of March 28, 2010 and September 27, 2009, respectively, related to net investment derivative hedges. Outstanding contracts will expire within 35 months.

Other Derivatives

To mitigate the translation risk of certain balance sheet items, we enter into certain foreign currency forward contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statements of earnings. Gains and losses from these instruments are largely offset by the financial impact of translating foreign currency denominated payables and receivables, which are also recognized in net interest income and other.

We also enter into certain swap and futures contracts that are not designated as hedging instruments to mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statement of earnings.

The following table presents the effect of derivative instruments on the consolidated statement of earnings for the 13-week and 26-week periods ended (in millions):

	Gain/(Loss) recognized in OCI		Gain/(Loss) recognized in earnings
	13 Weeks Ended	26 Weeks Ended	13 Weeks Ended	26 Weeks Ended
March 28, 2010
Cash Flow Hedges	$(2.1)	$(8.5)	$(1.4)	$(2.4)
Net Investment Hedges	0.7	2.0	0.0	0.0
Other Derivatives	0.0	0.0	10.1	8.6

March 29, 2009
Cash Flow Hedges	$11.7	$41.6	$0.4	$0.4
Net Investment Hedges	8.2	4.4	0.0	0.0
Other Derivatives	0.0	0.0	5.9	45.5

Notional amounts of outstanding derivative contracts as of March 28, 2010:

•	$683 million in foreign exchange contracts
•	$27 million in dairy contracts
•	$1 million in diesel contracts

Note 5: Investments (in millions)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 28, 2010
Short-term investments:
Available-for-sale securities — Corporate debt securities	$5.6			$5.6
Available-for-sale securities — Government treasury securities	152.7			152.7
Trading securities	59.1			49.6

Total short-term investments	$217.4			$207.9

Long-term investments:
Available-for-sale securities — State and local government obligations	$52.7	$0.0	$(1.5)	$51.2
Available-for-sale securities — Agency obligations	92.0	0.0	0.0	92.0
Available-for-sale securities — Corporate debt securities	126.1	1.0	(0.3)	126.8

Total long-term investments	$270.8	$1.0	$(1.8)	$270.0

September 27, 2009
Short-term investments:
Available-for-sale securities — Corporate debt securities	$2.5			$2.5
Available-for-sale securities — Government treasury securities	19.0			19.0
Trading securities	58.5			44.8

Total short-term investments	$80.0			$66.3

Long-term investments:
Available-for-sale securities — State and local government obligations	$57.8	$0.0	$(2.1)	$55.7
Available-for-sale securities — Corporate debt securities	14.7	0.8	0.0	15.5

Total long-term investments	$72.5	$0.8	$(2.1)	$71.2

The gross unrealized holding losses on the state and local obligations relate to our auction rate securities (“ARS”). We do not intend to sell these securities, nor is it likely we will be required to sell these securities before their anticipated recovery, which may be at maturity.

In the first half of fiscal 2010, two of the ARS were partially called at par value of $4.9 million.

Note 6: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Mar 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$49.6	$49.6	$0.0	$0.0
Available-for-sale securities	428.3	152.7	224.4	51.2
Derivatives	5.7	0.0	5.7	0.0

Total	$483.6	$202.3	$230.1	$51.2

Liabilities:
Derivatives	$10.9	$0.0	$10.9	$0.0

	Balance at Sep 27, 2009
Assets:
Trading securities	$44.8	$44.8	$0.0	$0.0
Available-for-sale securities	92.7	19.0	18.0	55.7
Derivatives	13.2	0.0	13.2	0.0

Total	$150.7	$63.8	$31.2	$55.7

Liabilities:
Derivatives	$33.2	$0.0	$33.2	$0.0

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis (in millions):

	13 Weeks Ended		26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
Beginning balance	$53.0	$62.6	$55.7	$59.8
Total reduction in unrealized losses included in other comprehensive income	0.3	0.0	0.6	2.8
Realized losses recognized in net earnings	0.0	0.0	(0.2)	0.0
Purchases, sales, issuances, calls, and settlements	(2.1)	0.0	(4.9)	0.0

Ending balance	$51.2	$62.6	$51.2	$62.6

Financial instruments measured using level 3 inputs described above are comprised entirely of our ARS portfolio.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (in millions)

Effective September 28, 2009, we adopted new fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as property, plant and equipment, goodwill and other intangible assets that are measured at fair value resulting from impairment, if deemed necessary.

Starbucks measures certain financial assets, including equity and cost method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are determined to be other-than-temporarily impaired.

During the 13 and 26 weeks ended March 28, 2010, we recognized fair market value adjustments with a charge to earnings to assets measured at fair value (Level 3) on a non-recurring basis, as follows:

	13 Weeks Ended			26 Weeks Ended
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$2.6	$(2.3)	$0.3	$16.5	$(13.4)	$3.1
Equity and cost investments (2)	$0.0	$0.0	$0.0	$9.6	$(7.5)	$2.1

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

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of those instruments. The estimated fair value of the $550 million of 6.25% Senior Notes was approximately $599 million and $591 million as of March 28, 2010 and September 27, 2009, respectively.

Note 7: Inventories (in millions)

	Mar 28, 2010	Sep 27, 2009	Mar 29, 2009
Coffee:
Unroasted	$252.1	$381.6	$359.9
Roasted	71.9	76.7	64.8
Other merchandise held for sale	85.2	116.0	96.1
Packaging and other supplies	79.5	90.6	107.0

Total	$488.7	$664.9	$627.8

As of March 28, 2010, we had committed to purchasing green coffee totaling $105 million under fixed-price contracts and an estimated $219 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are green coffee purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either the buyer (Starbucks) or the seller has the option to select a date on which to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 8: Property, Plant and Equipment (in millions)

	Mar 28, 2010	Sep 27, 2009
Land	$58.0	$58.2
Buildings	264.5	231.5
Leasehold improvements	3,354.1	3,349.0
Store equipment	1,009.2	1,073.4
Roasting equipment	286.8	282.9
Furniture, fixtures and other	598.0	586.7
Work in progress	135.0	119.2

	5,705.6	5,700.9
Less accumulated depreciation	(3,291.0)	(3,164.5)

Property, plant and equipment, net	$2,414.6	$2,536.4

Note 9: Debt (in millions)
	Mar 28, 2010	Sep 27, 2009
Current portion of long-term debt (included in other accrued liabilities)	$0.1	$0.2
6.25% Senior Notes (10 year, due Aug 2017)	549.3	549.2
Other long-term debt	0.0	0.1

Long-term debt	549.3	549.3

Total debt	$549.4	$549.5

Note 10: Other Long-term Liabilities (in millions)

	Mar 28, 2010	Sep 27, 2009
Deferred rent	$252.6	$266.0
Unrecognized tax benefits	76.4	55.1
Asset retirement obligations	44.9	43.4
Other	20.2	25.1

Total	$394.1	$389.6

Note 11: Equity

Components of equity for the 26 weeks ended March 28, 2010 and March 29, 2009 (in millions):

	Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, September 27, 2009	$3,045.7	$11.2	$3,056.9
Net earnings	458.8	2.5	461.3
Unrealized holding gains on available-for-sale securities	0.1	0.0	0.1
Unrealized holding losses on cash flow hedging instruments	(5.9)	0.0	(5.9)
Unrealized holding gains on net investment hedging instruments	1.3	0.0	1.3
Reclassification adjustment for net losses realized in net earnings for available-for-sale securities	0.2	0.0	0.2
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	1.6	0.0	1.6
Translation adjustment	(14.8)	0.0	(14.8)

Comprehensive income	441.3	2.5	443.8
Stock-based compensation expense	54.3	0.0	54.3
Exercise of stock options	65.1	0.0	65.1
Sale of common stock	9.4	0.0	9.4
Cash dividends declared	(74.8)	0.0	(74.8)
Net distributions to noncontrolling interests	0.0	0.0	0.0

Balance, March 28, 2010	$3,541.0	$13.7	$3,554.7

Balance, September 28, 2008	$2,490.9	$18.3	$2,509.2
Net earnings	89.3	0.5	89.8
Unrealized holding gains on available-for-sale securities	2.3	0.0	2.3
Unrealized holding gains on cash flow hedging instruments	25.6	0.0	25.6
Unrealized holding gains on net investment hedging instruments	2.7	0.0	2.7
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	0.5	0.0	0.5
Translation adjustment	(42.1)	0.0	(42.1)

Comprehensive income	78.3	0.5	78.8
Stock-based compensation expense	43.0	0.0	43.0
Exercise of stock options	2.7	0.0	2.7
Sale of common stock	15.5	0.0	15.5
Net distributions to noncontrolling interests	0.0	(0.5)	(0.5)

Balance, March 29, 2009	$2,630.4	$18.3	$2,648.7

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 28, 2010.

During the second quarter, Starbucks Board of Directors approved the initiation of a cash dividend to shareholders. A quarterly dividend of $0.10 per share was paid on April 23, 2010, to shareholders of record on the close of business on April 7, 2010. The accrued dividend payable is recorded in other accrued liabilities on the consolidated balance sheet.

Components of accumulated other comprehensive income, net of tax (in millions):

	Mar 28, 2010	Sep 27, 2009
Net unrealized losses on available-for-sale securities	$(0.5)	$(0.8)
Net unrealized losses on hedging instruments	(26.7)	(23.7)
Translation adjustment	75.1	89.9

Accumulated other comprehensive income	$47.9	$65.4

Note 12: Employee Stock Plans

As of March 28, 2010, there were 33.8 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans (“ESPP”).

Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

	13 Weeks Ended		26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
Options	$19.7	$14.7	$37.2	$31.1
Restricted stock units (“RSUs”)	9.8	3.1	16.2	6.5
ESPP	0.0	2.4	0.0	4.9

Total stock-based compensation	$29.5	$20.2	$53.4	$42.5

Value of awards granted and exercised during the period:
	13 Weeks Ended		26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
Estimated fair value per option granted	$7.61	$4.16	$8.44	$3.51
Weighted average option grant price	$23.64	$10.44	$22.10	$8.70
Weighted average price per options exercised	$12.42	$8.56	$12.06	$5.75
Weighted average RSU grant price	$23.27	$11.14	$22.13	$8.71

Stock option and RSU transactions from September 27, 2009 through March 28, 2010 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2009	63.6	4.4
Options/RSUs granted	14.3	2.3
Options exercised/RSUs vested	(4.6)	(0.4)
Options/RSUs forfeited/expired	(4.5)	(0.3)

Options outstanding/Nonvested RSUs, March 28, 2010	68.8	6.0

Total unrecognized stock-based compensation expense, net of forfeitures, as of March 28, 2010	$108	$62

Note 13: Earnings Per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	13 Weeks Ended		26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
Net earnings attributable to Starbucks	$217.3	$25.0	$458.8	$89.3
Weighted average common shares and common stock units outstanding (for basic calculation)	747.1	738.0	745.6	737.2
Dilutive effect of outstanding common stock options and RSUs	19.8	1.9	19.3	2.3

Weighted average common and common equivalent shares outstanding (for diluted calculation)	766.9	739.9	764.9	739.5

EPS — basic	$0.29	$0.03	$0.62	$0.12
EPS — diluted	$0.28	$0.03	$0.60	$0.12

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options totaled 21 million and 74 million for the 13-week periods ended March 28, 2010 and March 29, 2009, respectively. The number of antidilutive options totaled 24 million and 71 million for the 26-week periods ended March 28, 2010 and March 29, 2009, respectively.

Note 14: Commitments and Contingencies

Guarantees

Unconditional guarantees as of March 28, 2010 (in millions):

	Maximum Exposure	Year Guarantee Expires in	Estimated Fair Value Recorded on Balance Sheet
Japanese yen-denominated bank loans (Starbucks Japan — an unconsolidated equity investee)	$2.3	2014	$0.0	(1)
Borrowings of other unconsolidated equity investees	$7.7	2014	$2.2

(1)

Since there has been no modification of these loan guarantees subsequent to the adoption of accounting requirements for guarantees, we have applied the disclosure provisions only and have not recorded the guarantees on our consolidated balance sheets.

Legal Proceedings

On June 30, 2005, three individuals, Erik Lords, Hon Yeung, and Donald Brown filed a lawsuit in Orange County Superior Court, California. The lawsuit alleged that we violated the California Labor Code section 432.8 by asking job applicants to disclose at the time of application convictions for marijuana related offenses more than two years old. The California Court of Appeal issued a ruling on December 10, 2008 instructing the trial judge to enter summary judgment against plaintiffs and the California Supreme Court has rejected the plaintiffs’ appeal. The plaintiffs have moved to amend the complaint to add new plaintiffs. We have opposed this effort and are asking for final dismissal of the case.

Starbucks is party to various other legal proceedings arising in the ordinary course of business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

Note 15: Segment Reporting

Segment information is prepared on the same basis that management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United States	International	Global CPG	Unallocated Corporate	Total
13 Weeks Ended
March 28, 2010
Company-operated retail revenues	$1,680.0	$448.9	$0.0	$0.0	$2,128.9
Licensing revenues	138.0	72.8	99.6	0.0	310.4
Foodservice and other revenues	2.1	12.5	80.8	0.0	95.4
Total net revenues	1,820.1	534.2	180.4	0.0	2,534.7
Depreciation and amortization expenses	88.6	27.4	1.2	11.3	128.5
Income from equity investees	0.0	20.9	13.5	0.0	34.4
Operating income/(loss)	321.9	40.9	67.8	(90.8)	339.8
Net impairment and disposition losses	3.6	2.8	0.0	0.7	7.1
March 29, 2009
Company-operated retail revenues	$1,602.2	$359.6	$0.0	$0.0	$1,961.8
Licensing revenues	123.9	64.1	94.8	0.0	282.8
Foodservice and other revenues	0.8	10.0	77.9	0.0	88.7
Total net revenues	1,726.9	433.7	172.7	0.0	2,333.3
Depreciation and amortization expenses	95.7	23.9	1.5	13.0	134.1
Income from equity investees	0.0	11.1	14.1	0.0	25.2
Operating income/(loss)	72.9	6.0	63.0	(101.0)	40.9
Net impairment and disposition losses	42.4	15.0	0.0	23.0	80.4

26 Weeks Ended
March 28, 2010
Company-operated retail revenues	$3,468.3	$953.5	$0.0	$0.0	$4,421.8
Licensing revenues	283.0	144.4	209.1	0.0	636.5
Foodservice and other revenues	3.7	27.3	168.1	0.0	199.1
Total net revenues	3,755.0	1,125.2	377.2	0.0	5,257.4
Depreciation and amortization expenses	178.3	55.6	2.4	22.8	259.1
Income from equity investees	0.0	37.9	25.9	0.0	63.8
Operating income/(loss)	656.4	84.4	135.0	(183.4)	692.4
Net impairment and disposition losses	25.6	11.7	0.0	7.0	44.3
March 29, 2009
Company-operated retail revenues	$3,364.0	$774.0	$0.0	$0.0	$4,138.0
Licensing revenues	274.8	133.2	209.1	0.0	617.1
Foodservice and other revenues	1.7	22.2	169.5	0.0	193.4
Total net revenues	3,640.5	929.4	378.6	0.0	4,948.5
Depreciation and amortization expenses	191.6	49.3	3.0	24.5	268.4
Income from equity investees	0.5	23.0	25.2	0.0	48.7
Operating income/(loss)	183.7	18.9	137.7	(181.7)	158.6
Net impairment and disposition losses	73.3	31.4	0.0	41.0	145.7

The table below reconciles the total of the reportable segments’ operating income to consolidated earnings before income taxes (in millions):

13 Weeks Ended	Mar 28, 2010	Mar 29, 2009
Operating income	$339.8	$40.9
Interest income and other, net	4.7	3.0
Interest expense	(8.0)	(8.9)

Earnings before income taxes	$336.5	$35.0

26 Weeks Ended	Mar 28, 2010	Mar 29, 2009
Operating income	$692.4	$158.6
Interest income and other, net	29.8	(3.0)
Interest expense	(16.2)	(21.9)

Earnings before income taxes	$706.0	$133.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding, earnings per share, revenues, operating margins, comparable store sales, expenses, dividends, share repurchases, other financial results, capital expenditures, liquidity, cash flow from operations, free cash flow, anticipated store openings and closings, tax rates, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in Part I Item IA. “Risk Factors” in the 10-K.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K.

General

Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted. Our 2010 fiscal year includes 53 weeks, with the 53rd week falling in the fourth fiscal quarter, while fiscal 2009 included 52 weeks.

Overview

Starbucks results for the second quarter and first half of fiscal 2010 demonstrate the success of our efforts over the last two years to transform Starbucks business and to position the Company for sustained, profitable growth into the future. Strong comparable stores sales growth (7% for the second quarter and 6% for the first 6 months), combined with a more efficient operating structure drove increased sales leverage and resulted in significantly higher operating margins and net earnings. Of note, US traffic increased by 3% in the second quarter. The operational improvements we implemented throughout fiscal 2009 have driven reduced product costs and store waste as well as in-store labor savings, concurrent with improved customer satisfaction scores.

While the reinvigorated US business has been the primary driver of Starbucks improved consolidated financial results, our International business improved in the second quarter, primarily as a result of significant comparable store sales growth and the effect of operational improvements. We are now even more focused on applying the valuable lessons learned in the US to all of our International operations, positioning us to capitalize on the large expansion opportunities that exist abroad. Our Global Consumer Products business represents another important growth opportunity for us as we accelerate both product innovation and distribution. We are aggressively pursuing the opportunities beyond our more traditional store experience to offer consumers new coffee products in multiple forms and across new categories, formats and channels. Examples include the ongoing expansion of our successful Starbucks VIA® Ready Brew (“VIA”), and the growth of Seattle’s Best Coffee in multiple channels.

Starbucks continues to generate strong operating cash flows, which provide us the financial flexibility to continue disciplined investment and spending in both our core business and on innovation and new growth platforms, while also returning cash to shareholders. We generated $958 million of operating cash flow for the first half of fiscal 2010 and finished the period with $1.3 billion in cash and short-term investments and no short-term debt. We recently initiated our first ever cash dividend, and have increased the number of shares authorized for repurchase under our stock repurchase program to approximately 21 million shares.

Fiscal 2010 — Financial Outlook for the Year

For the full fiscal year 2010, we expect mid-single-digit revenue growth over the comparable 52-week period driven by mid-single digit comparable store sales growth and high-single-digit revenue growth with the inclusion of the 53rd week. We plan to open about 300 net new stores, which will primarily be licensed stores, with approximately 100 stores in the US and approximately 200 stores in international markets.

Given our current revenue expectations, combined with the year-over-year impact of the operational improvements implemented throughout fiscal 2009 and lower restructuring charges, we expect significant improvement in our consolidated operating margin in fiscal 2010 compared to the prior year. For the International business, we expect meaningful improvement in operating margin compared to fiscal 2009, while at the same time investing to capture the significant long term growth opportunities available to Starbucks. We continue to expect the CPG segment margin of approximately 35% for fiscal 2010.

We expect cash flow from operations to be at least $1.5 billion in fiscal 2010 and capital expenditures to be approximately $500 million. While future dividends will be subject to Board of Directors approval, we are targeting a dividend payout ratio of approximately 35% to 40% of net income.

Results of Operations for the 13 Weeks and 26 Weeks Ended March 28, 2010 and March 29, 2009 (in millions)

Financial Highlights for the Second Quarter of Fiscal 2010 — Consolidated

Consolidated operating income was $340 million for the second quarter of fiscal 2010 compared to $41 million in the prior year period, and the operating margin improved to 13.4% compared with 1.8% in the prior year quarter. Lower restructuring charges in the second quarter of fiscal 2010 compared to the prior year resulted in approximately 620 basis points of the increase in operating margin. The operating margin expansion was also driven by the operational efficiencies and cost reduction initiatives implemented throughout fiscal 2009, along with an increase in comparable store sales of 7% compared to the prior year, which created significant sales leverage.

EPS for the second quarter of fiscal 2010 was $0.28, compared to $0.03 in the prior year period, driven primarily by operational improvements made in the business and comparable store sales growth. Restructuring charges impacted EPS by approximately $0.01 in the second quarter of fiscal 2010 and by approximately $0.13 in the second quarter of fiscal 2009.

Cash flow from operations increased to $958 million for the first half of fiscal 2010, compared to $715 million produced for the first half of fiscal 2009, while capital expenditures declined to $184 million from $237 million for the prior year period.

Results of Operations Details — Consolidated

Revenues:

	13 Weeks Ended			26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	% Change	Mar 28, 2010	Mar 29, 2009	% Change
Company-operated retail	$2,128.9	$1,961.8	8.5%	$4,421.8	$4,138.0	6.9%
Specialty:
Licensing	310.4	282.8	9.8	636.5	617.1	3.1
Foodservice and other	95.4	88.7	7.6	199.1	193.4	2.9

Total specialty	405.8	371.5	9.2	835.6	810.5	3.1

Total net revenues	$2,534.7	$2,333.3	8.6%	$5,257.4	$4,948.5	6.2%

Net revenues for the 13 weeks and 26 weeks ended March 28, 2010 increased $201 million and $309 million, respectively, compared to the corresponding periods of fiscal 2009, driven by increases in Company-operated retail operations.

We derived 84% of total net revenues from our Company-operated retail stores during the first half of fiscal 2010 with the US segment contributing approximately 79% of total retail revenues. For the 13 weeks ended March 28, 2010, the increase in consolidated net revenues was driven by a 7%, or $140 million, increase in comparable retail store sales. The increase in comparable store sales was due to a 4% increase in the average value per transaction (contributing approximately $77 million) and a 3% increase in number of transactions (contributing approximately $63 million). Also contributing to the increase in total revenues was the favorable impact of foreign currency translation, primarily due to stronger Canadian and UK currencies, partially offset by a smaller store base. For the 26 weeks ended March 28, 2010, consolidated net revenues increased over the prior year period driven by a 6%, or $229 million, increase in comparable retail store sales. The increase in comparable sales was due to a 4% increase in the average value per transaction (contributing approximately $152 million) and a 2% increase in number of transactions (contributing approximately $77 million). Also contributing to the increase in total net revenues for the first half of the year was the favorable impact of foreign currency translation, primarily due to stronger Canadian and UK currencies, partially offset by a smaller store base.

We derived 16% of total net revenues from channels outside the Company-operated retail stores, collectively known as specialty operations. For the first half of fiscal 2010, specialty revenues were higher due to strong product sales to licensees and the launch of VIA in the CPG segment.

Expenses:

	13 Weeks Ended				26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$1,064.1	$1,043.5	42.0%	44.7%	$2,209.8	$2,240.3	42.0	45.3%
Store operating expenses	828.0	819.6	32.7	35.1	1,724.1	1,756.2	32.8	35.5
Other operating expenses	61.8	64.0	2.4	2.7	133.7	136.6	2.5	2.8
Depreciation and amortization expenses	128.5	134.1	5.1	5.7	259.1	268.4	4.9	5.4
General and administrative expenses	139.0	104.3	5.5	4.5	275.9	209.5	5.2	4.2
Restructuring charges	7.9	152.1	0.3	6.5	26.2	227.6	0.5	4.6

Total operating expenses	2,229.3	2,317.6	88.0	99.3	4,628.8	4,838.6	88.0	97.8
Income from equity investees	34.4	25.2	1.4	1.1	63.8	48.7	1.2	1.0

Operating income	$339.8	$40.9	13.4%	1.8%	$692.4	$158.6	13.2%	3.2%
Supplemental ratios as a % of related revenues:
Store operating expenses			38.9%	41.8%			39.0%	42.4%
Other operating expenses			15.2%	17.2%			16.0%	16.9%

Cost of sales including occupancy costs as a percentage of total revenues decreased 270 basis points for the 13 weeks ended March 28, 2010 driven by supply chain efficiencies which contributed to lower food costs (approximately 90 basis points) and lower beverage and paper packaging product costs (approximately 70 basis points). Lower occupancy costs as a percentage of total net revenues contributed 70 basis points of the decrease primarily due to sales leverage. Cost of sales including occupancy costs as a percentage of total revenues decreased 330 basis points for the 26 weeks ended March 28, 2010 driven by supply chain efficiencies which contributed to lower food costs (approximately 110 basis points) and lower beverage and paper packaging product costs (approximately 70 basis points). Lower occupancy costs as a percentage of total net revenues contributed 50 basis points of the decrease primarily due to sales leverage.

Store operating expenses as a percent of related retail revenues decreased 290 and 340 basis points for the 13 weeks and 26 weeks ended March 28, 2010, respectively. For the 13 weeks ended March 28, 2010, the majority of these expense decreases were driven by increased sales leverage, the closure of underperforming Company-operated stores, increased labor productivity, and lower benefits-related expenses. As a result, total salaries and benefits decreased by approximately 220 basis points. Also contributing to the improvement were lower asset impairments (approximately 40 basis points). For the 26 weeks ended March 28, 2010, the majority of these expense decreases were driven by increased sales leverage, the closure of underperforming Company-operated stores, increased labor productivity, and lower benefits-related expenses. As a result, total salaries and benefits decreased by approximately 250 basis points. Also contributing to the improvement were prior year costs for the Company’s North America leadership conference held in New Orleans in October 2008 (approximately 70 basis points).

Partially offsetting these improvements were higher general and administrative expenses which was driven by higher performance-based compensation expenses.

Operating income and net earnings:

	13 Weeks Ended				26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$339.8	$40.9	13.4%	1.8%	$692.4	$158.6	13.2%	3.2%
Interest income and other, net	4.7	3.0	0.2	0.1	29.8	(3.0)	0.6	(0.1)
Interest expense	(8.0)	(8.9)	(0.3)	(0.4)	(16.2)	(21.9)	(0.3)	(0.4)

Earnings before income taxes	336.5	35.0	13.3	1.5	706.0	133.7	13.4	2.7
Income taxes	118.7	9.9	4.7	0.4	244.7	43.9	4.7	0.9

Net earnings including noncontrolling interests	217.8	25.1	8.6	1.1	461.3	89.8	8.8	1.8
Net earnings attributable to noncontrolling interest	0.5	0.1	0.0	0.0	2.5	0.5	0.0	0.0

Net earnings attributable to Starbucks	$217.3	$25.0	8.6%	1.1%	$458.8	$89.3	8.7%	1.8%

Effective tax rate including noncontrolling interest			35.3%	28.3%			34.7%	32.8%

Operating margin increased 1,160 basis points and 1,000 basis points for the 13 weeks and 26 weeks ended March 28, 2010, respectively, compared to the prior year periods primarily due to lower restructuring charges, lower cost of sales including occupancy costs and lower store operating expenses as a percentage of total net revenues as described above.

Net interest income and other for the 13 weeks ended March 28, 2010 was relatively flat compared to the prior year. Net interest income and other for the 26 weeks ended March 28, 2010 increased $33 million over the prior year period, of which approximately $21 million was due to fluctuations in unrealized holding gains on our trading securities portfolio, which approximates a portion of our liability under the Management Deferred Compensation Plan (“MDCP”). Gains recorded here are offset by charges to general and administrative expenses as the MDCP liability increases with improved investment performance. Also contributing to the increase was the impact of an accounting gain recorded in the first quarter of fiscal 2010 related to our acquisition of a controlling interest in our previous joint venture operations in France. In accordance with generally accepted accounting principles, the carrying value of the previously held joint venture interest was adjusted to fair value upon the acquisition of the controlling interest.

Interest expense decreased for both the 13 weeks and 26 weeks ended March 28, 2010 due to the Company having no short-term borrowings outstanding in the first half of fiscal 2010.

The effective tax rates for the 13 weeks and 26 weeks ended March 28, 2010 were higher than in the comparable prior year periods primarily due to the current year increase in the level of pretax earnings, which reduces the impact on the effective tax rate of certain tax benefits. We currently estimate that our effective tax rate for fiscal year 2010 will be in the range of 34% to 35%, with quarterly variations.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment:

United States

	13 Weeks Ended				26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
			% of US Net Revenues				% of US Net Revenues
Total net revenues	$1,820.1	$1,726.9			$3,755.0	$3,640.5
Cost of sales including occupancy costs	707.9	727.2	38.9%	42.1%	1,463.9	1,566.2	39.0%	43.0%
Store operating expenses	658.6	684.0	36.2	39.6	1,365.9	1,450.4	36.4	39.8
Other operating expenses	16.4	19.6	0.9	1.1	33.2	43.1	0.9	1.2
Depreciation and amortization expenses	88.6	95.7	4.9	5.5	178.3	191.6	4.7	5.3
General and administrative expenses	25.5	20.7	1.4	1.2	48.2	44.8	1.3	1.2
Restructuring charges	1.2	106.8	0.1	6.2	9.1	161.2	0.2	4.4

Total operating expenses	1,498.2	1,654.0	82.3	95.8	3,098.6	3,457.3	82.5	95.0
Income from equity investees	0.0	0.0	0.0	0.0	0.0	0.5	0.0	0.0

Operating income	$321.9	$72.9	17.7%	4.2%	$656.4	$183.7	17.5%	5.0%

Total US net revenues increased 5% and 3% for the 13 weeks and 26 weeks ended March 28, 2010, respectively, driven by higher retail revenues from Company-operated stores. Company-operated retail revenues increased due to higher comparable store sales partially offset by the net closure of 299 underperforming Company-operated stores over the last 12 months. For the 13 weeks ended March 28, 2010, the increase in comparable store sales was 7%, or $114 million, and was comprised of a 3% increase in the number of transactions (contributing approximately $41 million) and a 5% increase in the average value per transaction (contributing approximately $73 million). For the 26 weeks ended March 28, 2010, the increase in comparable store sales was 6%, or $186 million, and was comprised of a 1% increase in the number of transactions (contributing approximately $37 million) and a 5% increase in the average value per transaction (contributing approximately $149 million). Average value per transaction in both periods increased due to changes in our pricing structure, incremental VIA sales, and other factors.

Cost of sales including occupancy costs as a percentage of total revenues decreased by 320 basis points for the 13 weeks ended March 28, 2010 over the comparable prior year quarter. The decrease was primarily driven by supply chain efficiencies which contributed to lower food costs (approximately 100 basis points) and lower beverage and paper packaging product costs (approximately 90 basis points). Lower occupancy costs as a percentage of total net revenues contributed 90 basis points of the decrease primarily due to increased sales leverage. Cost of sales including occupancy costs as a percentage of total revenues decreased by 400 basis points for the 26 weeks ended March 28, 2010 over the comparable prior year period. The decrease was primarily driven by supply chain efficiencies which contributed to lower food costs (approximately 120 basis points) and lower beverage and paper packaging product costs (approximately 90 basis points). Lower occupancy costs as a percentage of total net revenues contributed 70 basis of the decrease points primarily due to sales leverage.

Store operating expenses as a percentage of related retail revenues decreased 350 and 370 basis points for the 13 weeks and 26 weeks ended March 28, 2010, respectively. For the 13 weeks ended March 28, 2010, the improvement was primarily driven by lower store operating expenses resulting from increased sales leverage, the closure of underperforming Company-operated stores, and increased labor productivity. Also contributing to the decline in store operating expenses as a percentage of net revenues were lower benefits-related expenses. As a result, total salaries and benefits decreased by approximately 250 basis points. Also contributing to the improvement were lower asset impairments (approximately 50 basis points). For the 26 weeks ended March 28, 2010, the majority of the expense decrease was driven by increased sales leverage, the closure of underperforming Company-operated stores, increased labor productivity, and lower benefits-related expenses. As a result, total salaries and benefits decreased by approximately 290 basis points. Also contributing to the improvement were prior year costs for the Company’s North America leadership conference held in New Orleans in October 2008 (approximately 70 basis points).

Operating margin expanded 1,350 basis points and 1,250 basis points for the 13 weeks and 26 weeks ended March 28, 2010, respectively, driven by lower restructuring charges, lower store operating expenses and lower cost of sales including occupancy costs as a percentage of total US net revenues. Restructuring charges decreased $106 million and $152 million for the 13 weeks and 26 weeks ended March 28, 2010, respectively, due to a smaller number of closures of underperforming stores in the current year as we completed almost all of our US store rationalization efforts by the end of fiscal 2009.

International

	13 Weeks Ended				26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
			% of International Net Revenues				% of International Net Revenues
Total net revenues	$534.2	$433.7			$1,125.2	$929.4
Cost of sales including occupancy costs	258.3	220.7	48.4%	50.9%	539.4	472.1	47.9%	50.8%
Store operating expenses	169.4	135.6	31.7	31.3	358.2	305.8	31.8	32.9
Other operating expenses	20.9	19.2	3.9	4.4	46.4	36.5	4.1	3.9
Depreciation and amortization expenses	27.4	23.9	5.1	5.5	55.6	49.3	4.9	5.3
General and administrative expenses	31.5	24.5	5.9	5.6	62.0	52.9	5.5	5.7
Restructuring charges	6.7	14.9	1.3	3.4	17.1	16.9	1.5	1.8

Total operating expenses	514.2	438.8	96.3%	101.2%	1,078.7	933.5	95.9%	100.4%
Income from equity investees	20.9	11.1	3.9%	2.6%	37.9	23.0	3.4%	2.5%

Operating income	$40.9	$6.0	7.7%	1.4%	$84.4	$18.9	7.5%	2.0%

Total International net revenues increased 23% and 21% for the 13 weeks and 26 weeks ended March 28, 2010, respectively, driven by higher retail revenues from Company-operated stores. For the 13 weeks ended March 28, 2010, Company-operated retail revenue increased 25% driven by foreign currency fluctuations (approximately $45 million), primarily the strengthening of the Canadian and British currencies relative to the US dollar. Also contributing to the increase for the 13 weeks ended March 28, 2010 was a 7%, or $27 million, increase in comparable store sales and the effect of consolidating previous joint venture operations in France. The increase in comparable store sales was driven by a 6% increase in the number of transactions (contributing approximately $23 million), with the Canada and UK markets driving approximately three quarters of the total increase in comparable store sales.

For the 26 weeks ended March 28, 2010, Company-operated retail revenue increased 23%, driven by foreign currency fluctuations (approximately $82 million), primarily the strengthening of the Canadian and British currencies relative to the US dollar. Also contributing to the increase was the effect of consolidating previous joint venture operations in France and a 5% increase in comparable store sales. The increase in comparable store sales contributed $43 million and consisted entirely of an increase in the number of transactions, with the Canada and UK markets driving the large majority of the improvement.

Cost of sales including occupancy costs as a percentage of total net revenues decreased 250 basis points for the 13 weeks ended March 28, 2010, due to lower food costs (approximately 110 basis points) and lower occupancy costs as a percentage of total net revenues (approximately 100 basis points) driven by sales leverage. For the 26 weeks ended March 28, 2010, cost of sales including occupancy costs as a percentage of total net revenues decreased by 290 basis points, due to lower food costs (approximately 100 basis points) and lower occupancy costs as a percentage of total net revenues (approximately 80 basis points) driven by sales leverage.

For the 13 weeks ended March 28, 2010, restructuring costs were lower by $8 million, or 210 basis points, due to reduced lease exit and related costs and asset impairments. For the 26 weeks ended March 28, 2010, restructuring costs were relatively flat compared to the prior year.

Store operating expenses were flat at 38% of retail revenues for both the 13 weeks ended March 28, 2010 and March 29, 2009. For the 26 weeks ended March 28, 2010, store operating expenses as a percentage of related retail revenues decreased 190 basis points with nearly all of the decrease due to the effects of sales leverage, which contributed to lower asset impairments (approximately 120 basis points) and lower salaries and benefits (approximately 70 basis points).

Operating margin expanded 630 basis points for the 13 weeks ended March 28, 2010, primarily driven by lower cost of sales including occupancy costs and lower restructuring charges as a percentage of total net revenues. Higher income from equity investees contributed 130 basis points to the margin increase, due to the improved operating results of several of our largest joint-venture markets. Operating margin expanded 550 basis points for the 26 weeks ended March 28, 2010, primarily driven by lower cost of sales including occupancy costs and lower store operating expenses as a percentage of total net revenues.

Global Consumer Products Group

	13 Weeks Ended				26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
			% of CPG Net Revenues				% of CPG Net Revenues
Total net revenues	$180.4	$172.7			$377.2	$378.6
Total operating expenses	126.1	123.8	69.9%	71.7%	268.1	266.1	71.1%	70.3%
Income from equity investees	13.5	14.1	7.5%	8.2%	25.9	25.2	6.9%	6.7%

Operating income	$67.8	$63.0	37.6%	36.5%	$135.0	$137.7	35.8%	36.4%

Net revenues increased 4% and operating margin expanded 110 basis points for the second quarter of fiscal 2010. Both the net revenues and operating income increases were primarily due to the launch of VIA in the CPG channel, and to higher foodservice sales related to the launch of Seattle’s Best Coffee® in Subway® locations throughout the US. Net revenues and operating margin were relatively flat for the first half of fiscal 2010.

Unallocated Corporate

	13 Weeks Ended				26 Weeks Ended
	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009	Mar 28, 2010	Mar 29, 2009
			% of Total Net Revenues				% of Total Net Revenues
Operating loss	$90.8	$101.0	3.6%	4.3%	$183.4	$181.7	3.5%	3.7%

Unallocated corporate operating loss decreased for the 13 weeks ended March 28, 2010 primarily due to $30 million of restructuring charges in the second quarter of fiscal 2009 and no related expense in the current year, partially offset by a $22 million increase in general and administrative expenses. Nearly half of the increase in general and administrative expenses was due to higher performance-based compensation in fiscal 2010. Unallocated corporate operating loss was relatively flat for the 26 weeks ended March 28, 2010, with a $49 million decrease in restructuring expenses being offset by an $53 million increase in general and administrative expenses. Approximately one third of the increase in general and administrative expenses was driven by market value appreciation of the liability balances in the MDCP, as discussed above, and about one quarter was due to higher performance-based compensation in fiscal 2010.

Financial Condition, Liquidity and Capital Resources

Starbucks existing cash and short-term investments were $1.3 billion and $666 million as of March 28, 2010 and September 27, 2009, respectively.

We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings and fund our dividend payments. For the first half of fiscal 2010, we did not have any short-term borrowings under our credit facility or commercial paper program.

Included in the cash and short-term investment balances are the following:

•

A portfolio of unrestricted trading securities, designed to hedge our liability under the MDCP. The value of this portfolio was $50 million and $45 million as of March 28, 2010 and September 27, 2009, respectively. The increase was primarily driven by increases in market values of the underlying equity funds.

•

Unrestricted cash and short-term securities held within our wholly owned captive insurance company to fund claim payouts. The value of these holdings was approximately $23 million and $12 million as of March 28, 2010 and September 27, 2009, respectively.

As of March 28, 2010, we had $428 million invested in available-for-sale securities. Included in available-for-sale securities were $51 million of auction rate securities (“ARS”), compared with $56 million of ARS held as of September 27, 2009. While the ongoing auction failures will limit the liquidity of these ARS investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Credit rating agencies currently rate our borrowings as follows:

Description	Standard & Poor’s	Moody’s
Short-term debt	A-2	P-3
Senior unsecured long-term debt	BBB	Baa3
Outlook	Positive	Positive

In March 2010, Standard & Poor’s revised and upgraded its outlook on Starbucks credit rating to positive from stable primarily due to the Company’s improved operating performance in the first quarter of fiscal 2010 and Standard & Poor’s expectation of continued improvement during the remainder of fiscal 2010. The rating agency affirmed the BBB corporate credit rating and A-2 short term rating. Moody’s Investor Service affirmed the Baa3 senior unsecured rating and P-3 short-term debt rating in April 2010. In addition, Moody’s changed Starbucks outlook to positive from stable primarily due to the revitalization and cost savings initiatives undertaken by the Company.

Our credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. As of March 28, 2010 and September 27, 2009, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 28, 2010 and September 27, 2009, we were in compliance with each of these covenants.

We expect to use our cash and short-term investments, including any potential future borrowings under the credit facility and commercial paper program to invest in our core businesses, including new product innovations, as well as other new business opportunities related to our core businesses. Other than normal operating expenses, approximately one half of cash requirements for the remainder of fiscal 2010 are expected to consist primarily of systems and technology investments in stores and the support infrastructure, one third for capital expenditures for the remodeling and refurbishment of, and equipment upgrades for, existing Company-operated retail stores, and the remaining primarily on new Company-operated stores. Total capital expenditures are expected to be approximately $500 million for fiscal 2010. We believe that cash flow generated from operations and existing cash and short-term investments should be sufficient to finance capital requirements for our core businesses for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

In March 2010, Starbucks declared a cash dividend to shareholders. This first ever quarterly dividend was paid on April 23, 2010, to shareholders of record on the close of business on April 7, 2010. The dividend paid was $0.10 per share for a total payout of $75 million. While future dividends will be subject to Board of Directors approval, we are initially targeting a dividend payout ratio of approximately 35% to 40% of net income. The Company’s Board of Directors has also authorized the repurchase of an additional 15 million shares of our common stock, bringing the total authorized amount to approximately 21 million shares. We did not repurchase any shares during the second quarter of fiscal 2010 under our share repurchase authorizations.

We may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. Any decisions to increase ownership interest in our equity method investees or licensed operations will be driven by valuation and fit with our ownership strategy and are likely to be infrequent.

Cash provided by operating activities increased by $243 million to $958 million for the first half of fiscal 2010 compared to the corresponding period of fiscal 2009. The increase was primarily due to higher net earnings for the period. Cash used by investing activities for the first half of fiscal 2010 totaled $530 million as we invested a portion of our available cash balances in government and investment grade corporate securities. Capital additions to property, plant and equipment totaled $184 million, primarily from remodeling and renovating existing Company-operated retail stores, opening new retail stores, and investment in information technology systems.

Cash provided by financing activities for the first half of fiscal 2010 totaled $69 million. As of March 28, 2010, a total of $15 million in letters of credit were outstanding under our revolving credit facility, leaving $985 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.

Contractual Obligations

There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to certain guarantees and are detailed in Note 14 in this 10-Q.

Commodity Prices, Availability and General Risk Conditions

Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our Company-operated retail stores. The price and availability of these commodities directly impact our results of operations and can be expected to impact future results of operations. For additional details see Product Supply in Item 1, as well as Risk Factors in Item 1A of the 10-K.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. Our cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 in this 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the commodity price risk, foreign currency exchange risk, equity security price risk, or interest rate risk discussed in Item 7A of the 10-K.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to Starbucks management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

During the second quarter Starbucks carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 28, 2010).

During the second quarter of fiscal 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Starbucks did not repurchase any shares during the second quarter of fiscal 2010. As of the end of the quarter, the maximum number of shares that may yet be purchased under our stock repurchase plans was 21,272,128 shares. The Board of Directors initially authorized the repurchase of 25 million shares of common stock (publicly announced on May 3, 2007) and later authorized additional repurchases of up to five million additional shares (publicly announced on January 30, 2008) and fifteen million shares (publicly announced March 24, 2010). These authorizations have no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 28, 2010, formatted in XBRL:(i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	—	—	—	—	—

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2010

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
executive vice president, chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer