Form 10-Q
period 2010-06-27
STARBUCKS CORP
filed 2010-08-02
CIK 829224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 26, 2010
Common Stock, par value $0.001 per share	740.1 million

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 27, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
Net revenues:
Company-operated retail	$2,186.7	$2,013.8	$6,608.5	$6,151.8
Specialty:
Licensing	330.6	301.0	967.1	918.1
Foodservice and other	94.7	89.1	293.8	282.5

Total specialty	425.3	390.1	1,260.9	1,200.6

Total net revenues	2,612.0	2,403.9	7,869.4	7,352.4
Cost of sales including occupancy costs	1,076.2	1,043.4	3,286.0	3,283.7
Store operating expenses	888.9	821.4	2,613.0	2,577.6
Other operating expenses	77.2	69.2	210.9	205.8
Depreciation and amortization expenses	125.2	133.7	384.3	402.1
General and administrative expenses	132.7	110.3	408.6	319.8
Restructuring charges	20.4	51.6	46.6	279.2

Total operating expenses	2,320.6	2,229.6	6,949.4	7,068.2
Income from equity investees	36.3	29.7	100.1	78.4

Operating income	327.7	204.0	1,020.1	362.6
Interest income and other, net	(1.4)	18.6	28.4	15.6
Interest expense	(7.9)	(8.6)	(24.1)	(30.5)

Earnings before income taxes	318.4	214.0	1,024.4	347.7
Income taxes	109.9	65.8	354.6	109.7

Net earnings including noncontrolling interests	208.5	148.2	669.8	238.0
Net earnings (loss) attributable to noncontrolling interests	0.6	(3.3)	3.1	(2.8)

Net earnings attributable to Starbucks	$207.9	$151.5	$666.7	$240.8

Earnings per share — basic	$0.28	$0.20	$0.89	$0.33
Earnings per share — diluted	$0.27	$0.20	$0.87	$0.32
Weighted average shares outstanding:
Basic	746.1	739.4	745.8	737.9
Diluted	766.7	746.7	765.5	741.9
Cash dividends declared per share	$0.13	$0.0	$0.23	$0.0

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(unaudited)

	Jun 27, 2010	Sep 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,125.2	$599.8
Short-term investments — available-for-sale securities	223.9	21.5
Short-term investments — trading securities	46.0	44.8
Accounts receivable, net	282.5	271.0
Inventories	496.6	664.9
Prepaid expenses and other current assets	156.0	147.2
Deferred income taxes, net	280.7	286.6

Total current assets	2,610.9	2,035.8
Long-term investments — available-for-sale securities	263.9	71.2
Equity and cost investments	328.9	352.3
Property, plant and equipment, net	2,361.5	2,536.4
Other assets	311.1	253.8
Other intangible assets	69.7	68.2
Goodwill	260.9	259.1

TOTAL ASSETS	$6,206.9	$5,576.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$288.2	$267.1
Accrued compensation and related costs	344.3	307.5
Accrued occupancy costs	175.1	188.1
Accrued taxes	69.1	127.8
Insurance reserves	145.5	154.3
Other accrued liabilities	270.1	147.5
Deferred revenue	434.3	388.7

Total current liabilities	1,726.6	1,581.0
Long-term debt	549.4	549.3
Other long-term liabilities	396.3	389.6

Total liabilities	2,672.3	2,519.9
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 743.7 and 742.9 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in-capital	162.1	147.0
Other additional paid-in-capital	39.4	39.4
Retained earnings	3,288.3	2,793.2
Accumulated other comprehensive income	30.4	65.4

Total shareholders’ equity	3,520.9	3,045.7
Noncontrolling interests	13.7	11.2

Total equity	3,534.6	3,056.9

TOTAL LIABILITIES AND EQUITY	$6,206.9	$5,576.8

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$669.8	$238.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	404.5	423.2
Provision for impairments and asset disposals	60.2	199.0
Deferred income taxes	(15.9)	(48.8)
Equity in income of investees	(67.9)	(45.5)
Distributions of income from equity investees	59.0	19.3
Stock-based compensation	81.9	63.1
Tax benefit from exercise of stock options	10.7	1.1
Excess tax benefit from exercise of stock options	(20.7)	(6.7)
Other	(3.9)	11.0
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	163.6	(12.4)
Accounts payable	1.3	(60.4)
Accrued taxes	(39.0)	52.9
Deferred revenue	44.8	48.2
Other operating assets	1.3	100.7
Other operating liabilities	25.7	34.0

Net cash provided by operating activities	1,375.4	1,016.7
INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(459.1)	(7.0)
Maturities and calls of available-for-sale securities	63.5	7.4
Sales of available-for-sale securities	0.0	5.0
Acquisitions, net of cash acquired	(10.6)	0.0
Net purchases of equity, other investments and other assets	(2.7)	(13.6)
Additions to property, plant and equipment, net	(285.6)	(344.2)
Proceeds from sale of property, plant and equipment	4.5	42.1

Net cash used by investing activities	(690.0)	(310.3)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	0.0	20,965.4
Repayments of commercial paper	0.0	(21,378.5)
Proceeds from short-term borrowings	0.0	1,313.0
Repayments of short-term borrowings	0.0	(1,613.0)
Proceeds from issuance of common stock	90.6	26.6
Excess tax benefit from exercise of stock options	20.7	6.7
Principal payments on long-term debt	(6.5)	(0.5)
Cash dividends paid	(74.8)	0.0
Repurchase of common stock	(169.1)	0.0
Other	(1.2)	(1.2)

Net cash provided/(used) by financing activities	(140.3)	(681.5)
Effect of exchange rate changes on cash and cash equivalents	(19.7)	(2.7)

Net increase in cash and cash equivalents	525.4	22.2
CASH AND CASH EQUIVALENTS:
Beginning of period	599.8	269.8

End of period	$1,125.2	$292.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net change in short-term borrowings and commercial paper for the period	$0.0	$(713.1)
Cash paid during the period for:
Interest, net of capitalized interest	$16.2	$22.6
Income taxes	$413.2	$100.6

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 Weeks and 39 Weeks Ended June 27, 2010

(unaudited)

Note 1: Summary of Significant Accounting Policies

Financial Statement Preparation

The unaudited condensed consolidated financial statements as of June 27, 2010, and for the 13-week and 39-week periods ended June 27, 2010 and June 28, 2009, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the 13-week and 39-week periods ended June 27, 2010 and June 28, 2009 reflect all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

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

The results of operations for the 13-week and 39-week periods ended June 27, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2010 (“fiscal 2010”). Additionally, our 2010 fiscal year will include 53 weeks, with the 53rd week falling in the fourth fiscal quarter.

Goodwill

We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

As a part of Starbucks ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferrable assets. Under US Generally Accepted Accounting Principals (“GAAP”), when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur.

Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting and reporting for noncontrolling interests in subsidiaries. The guidance clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent company’s equity. It also requires the presentation of both net earnings attributable to noncontrolling interests and net earnings attributable to Starbucks on the face of the consolidated statement of earnings. We adopted the new guidance relating to noncontrolling interests beginning September 28, 2009 on a prospective basis, except for the presentation and disclosure requirements, which were applied retrospectively.

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

Note 2: Restructuring Charges

In the third quarter of fiscal 2010, we closed 3 International stores and 1 US store as a part of Starbucks store portfolio rationalization which began in fiscal 2008. A total of 913 stores globally have been closed as a part of this effort. The remaining closures will be in the International segment, and we will recognize the associated lease exit costs concurrently with the actual closures.

Restructuring charges by type of cost, by reportable segment and reconciliation of the associated accrued liability (in millions):

		By Type of Cost			By Segment
	Total	Lease Exit and Other Related Costs	Asset Impairments	Employee Termination Costs	US	International	Unallocated Corporate
Total expected costs	$651.0	$283.3	$331.5	$36.2	$484.5	$70.5	$96.0
Costs incurred and charged to expense during the period ended June 27, 2010
13 weeks	20.4	20.7	0.0	(0.3)	17.0	3.4	0.0
39 weeks	46.6	46.2	0.7	(0.3)	26.1	20.5	0.0
Costs incurred and charged to expense during the period ended June 28, 2009
13 weeks	51.6	44.1	5.6	1.9	38.4	4.5	8.7
39 weeks	279.2	135.1	125.8	18.3	199.6	21.4	58.2
Cumulative costs incurred to date	646.0	278.3	331.5	36.2	483.2	66.8	96.0
Accrued liability as of September 27, 2009	$104.0	$102.8		$1.2
Costs incurred, excluding non-cash charges (1)	46.4	46.7		(0.3)
Cash payments	(57.0)	(56.1)		(0.9)

Accrued liability as of June 27, 2010 (2)	$93.4	$93.4		$0.0

(1)	Non-cash charges and credits for lease exit and other related costs primarily represent deferred rent balances recognized as expense credits at the cease-use date.
(2)	The remaining liability relates to lease obligations for stores that were previously closed where Starbucks has been unable to terminate the lease or find subtenants for the unused space.

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

Note 4: Derivative Financial Instruments

Cash Flow Hedges

Net derivative losses of $8.5 million and $3.9 million, net of taxes, are included in accumulated other comprehensive income as of June 27, 2010 and September 27, 2009, respectively, related to cash flow hedges. Of the net derivative losses accumulated as of June 27, 2010, $3.1 million pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the year-to-date periods in fiscal 2010 and 2009 was insignificant. Outstanding contracts will expire within 27 months.

Net Investment Hedges

Net derivative losses of $21.2 million and $19.8 million, net of taxes, are included in accumulated other comprehensive income as of June 27, 2010 and September 27, 2009, respectively, related to net investment derivative hedges. Outstanding contracts will expire within 33 months.

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

The following table presents the effect of derivative instruments on other comprehensive income and earnings for the 13-week and 39-week periods ended (in millions):

	Gain/(Loss) recognized in OCI		Gain/(Loss) recognized in earnings
	13 Weeks Ended	39 Weeks Ended	13 Weeks Ended	39 Weeks Ended
June 27, 2010
Cash Flow Hedges	$(2.2)	$(10.7)	$(1.4)	$(3.8)
Net Investment Hedges	(4.3)	(2.3)	0.0	0.0
Other Derivatives			0.5	9.1

June 28, 2009
Cash Flow Hedges	$(17.4)	$24.2	$1.0	$1.4
Net Investment Hedges	(8.2)	(3.8)	0.0	0.0
Other Derivatives			(25.0)	20.5

Notional amounts of outstanding derivative contracts as of June 27, 2010:

•	$655 million in foreign exchange contracts

•	$29 million in dairy contracts

Note 5: Investments (in millions)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 27, 2010
Short-term investments:
Available-for-sale securities — Corporate debt securities	$3.1	$0.0	$0.0	$3.1
Available-for-sale securities — Agency obligations	17.0	0.0	0.0	17.0
Available-for-sale securities — Government treasury securities	203.7	0.1	0.0	203.8
Trading securities	59.2	0.0	0.0	46.0

Total short-term investments	$283.0	$0.1	$0.0	$269.9

Long-term investments:
Available-for-sale securities — State and local government obligations	$46.5	$0.0	$(1.1)	$45.4
Available-for-sale securities — Agency obligations	87.0	0.1	0.0	87.1
Available-for-sale securities — Corporate debt securities	130.7	1.5	(0.8)	131.4

Total long-term investments	$264.2	$1.6	$(1.9)	$263.9

September 27, 2009
Short-term investments:
Available-for-sale securities — Corporate debt securities	$2.5	$0.0	$0.0	$2.5
Available-for-sale securities — Government treasury securities	19.0	0.0	0.0	19.0
Trading securities	58.5	0.0	0.0	44.8

Total short-term investments	$80.0	$0.0	$0.0	$66.3

Long-term investments:
Available-for-sale securities — State and local government obligations	$57.8	$0.0	$(2.1)	$55.7
Available-for-sale securities — Corporate debt securities	14.7	0.8	0.0	15.5

Total long-term investments	$72.5	$0.8	$(2.1)	$71.2

The gross unrealized holding losses on the state and local obligations relate to our auction rate securities (“ARS”). We do not intend to sell these securities, nor is it likely we will be required to sell these securities before their anticipated recovery, which may be at maturity.

In the first three quarters of fiscal 2010, two of the ARS were partially called at par value of $5.0 million and two of the ARS were fully called at a par value of $6.1 million.

Note 6: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Jun 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$46.0	$46.0	$0.0	$0.0
Available-for-sale securities	487.8	203.8	238.6	45.4
Derivatives	1.4	0.0	1.4	0.0

Total	$535.2	$249.8	$240.0	$45.4

Liabilities:
Derivatives	$17.0	$0.0	$17.0	$0.0

	Balance at Sep 27, 2009
Assets:
Trading securities	$44.8	$44.8	$0.0	$0.0
Available-for-sale securities	92.7	19.0	18.0	55.7
Derivatives	13.2	0.0	13.2	0.0

Total	$150.7	$63.8	$31.2	$55.7

Liabilities:
Derivatives	$33.2	$0.0	$33.2	$0.0

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis (in millions):

	13 Weeks Ended		39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
Beginning balance	$51.2	$62.6	$55.7	$59.8
Total reduction in unrealized losses included in other comprehensive income	0.4	0.7	1.0	3.5
Realized losses recognized in net earnings	0.0	0.0	(0.2)	0.0
Calls	(6.2)	(7.4)	(11.1)	(7.4)

Ending balance	$45.4	$55.9	$45.4	$55.9

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

During the 13 and 39 weeks ended June 27, 2010, we recognized fair market value adjustments with a charge to earnings to assets measured at fair value (Level 3) on a non-recurring basis, as follows:

	13 Weeks Ended			39 Weeks Ended
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$9.2	$(7.8)	$1.4	$25.6	$(21.1)	$4.5
Equity and cost investments (2)	$0.8	$(0.2)	$0.6	$10.4	$(7.7)	$2.7
Goodwill (3)	$4.1	$(1.6)	$2.5	$4.1	$(1.6)	$2.5

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

(3)

The fair value was determined using a discounted cash flow model based on future cash flows for the reporting unit, using internal projections. The resulting impairment charge was included in store operating expenses.

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of those instruments. The estimated fair value of the $550 million of 6.25% Senior Notes was approximately $622 million and $591 million as of June 27, 2010 and September 27, 2009, respectively.

Note 7: Inventories (in millions)

	Jun 27, 2010	Sep 27, 2009	Jun 28, 2009
Coffee:
Unroasted	$233.7	$381.6	$451.4
Roasted	85.8	76.7	56.5
Other merchandise held for sale	81.8	116.0	92.2
Packaging and other supplies	95.3	90.6	103.5

Total	$496.6	$664.9	$703.6

As of June 27, 2010, we had committed to purchasing green coffee totaling $108 million under fixed-price contracts and an estimated $285 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are green coffee purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either the buyer (Starbucks) or the seller has the option to select a date on which to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 8: Property, Plant and Equipment (in millions)

	Jun 27, 2010	Sep 27, 2009
Land	$58.0	$58.2
Buildings	265.3	231.5
Leasehold improvements	3,360.2	3,349.0
Store equipment	1,024.0	1,073.4
Roasting equipment	286.1	282.9
Furniture, fixtures and other	598.2	586.7
Work in progress	154.6	119.2

	5,746.4	5,700.9
Less accumulated depreciation	(3,384.9)	(3,164.5)

Property, plant and equipment, net	$2,361.5	$2,536.4

Note 9: Debt (in millions)

	Jun 27, 2010	Sep 27, 2009
Current portion of long-term debt (included in other accrued liabilities)	$0	$0.2
6.25% Senior Notes (10 year, due Aug 2017)	549.4	549.2
Other long-term debt	0.0	0.1

Long-term debt	549.4	549.3

Total debt	$549.4	$549.5

Note 10: Other Long-term Liabilities (in millions)

	Jun 27, 2010	Sep 27, 2009
Deferred rent	$245.3	$266.0
Unrecognized tax benefits	84.1	55.1
Asset retirement obligations	45.1	43.4
Other	21.8	25.1

Total	$396.3	$389.6

Note 11: Equity

Components of equity for the 39 weeks ended June 27, 2010 and June 28, 2009 (in millions):

	Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, September 27, 2009	$3,045.7	$11.2	$3,056.9
Net earnings	666.7	3.1	669.8
Unrealized holding gains / (losses) on available-for-sale securities	0.4	0.0	0.4
Unrealized holding gains / (losses) on cash flow hedging instruments	(7.2)	0.0	(7.2)
Unrealized holding gains / (losses) on net investment hedging instruments	(1.4)	0.0	(1.4)
Reclassification adjustment for net (gains) / losses realized in net earnings for available-for-sale securities	0.2	0.0	0.2
Reclassification adjustment for net (gains) / losses realized in net earnings for cash flow hedges	2.5	0.0	2.5
Translation adjustment	(29.5)	0.0	(29.5)

Comprehensive income	631.7	3.1	634.8
Stock-based compensation expense	83.3	0.0	83.3
Exercise of stock options	91.0	0.0	91.0
Sale of common stock	14.0	0.0	14.0
Repurchase of common stock	(173.3)	0.0	(173.3)
Cash dividends declared	(171.5)	0.0	(171.5)
Net distributions to noncontrolling interests	0.0	(0.6)	(0.6)

Balance, June 27, 2010	$3,520.9	$13.7	$3,534.6

Balance, September 28, 2008	$2,490.9	$18.3	$2,509.2
Net earnings	240.8	(2.8)	238.0
Unrealized holding gains / (losses) on available-for-sale securities	3.0	0.0	3.0
Unrealized holding gains / (losses) on cash flow hedging instruments	14.9	0.0	14.9
Unrealized holding gains / (losses) on net investment hedging instruments	(2.4)	0.0	(2.4)
Reclassification adjustment for net (gains) / losses realized in net earnings for cash flow hedges	(0.6)	0.0	(0.6)
Translation adjustment	(15.5)	0.0	(15.5)

Comprehensive income	240.2	(2.8)	237.4
Stock-based compensation expense	63.9	0.0	63.9
Exercise of stock options	3.0	0.0	3.0
Sale of common stock	20.0	0.0	20.0
Net distributions to noncontrolling interests	0.0	0.0	0.0

Balance, June 28, 2009	$2,818.0	$15.5	$2,833.5

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 27, 2010.

During the third quarter, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.13 per share to be paid on August 20, 2010, to shareholders of record on the close of business on August 4, 2010. The accrued dividend payable is recorded in other accrued liabilities on the consolidated balance sheet.

Components of accumulated other comprehensive income, net of tax (in millions):

	Jun 27, 2010	Sep 27, 2009
Net unrealized gains / (losses) on available-for-sale securities	$(0.2)	$(0.8)
Net unrealized gains / (losses) on hedging instruments	(29.7)	(23.7)
Translation adjustment	60.3	89.9

Accumulated other comprehensive income	$30.4	$65.4

Note 12: Employee Stock Plans

As of June 27, 2010, there were 35.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans (“ESPP”).

Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

	13 Weeks Ended		39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
Options	$18.9	$16.6	$56.1	$47.7
Restricted stock units (“RSUs”)	9.6	3.9	25.8	10.4
ESPP	0.0	0.1	0.0	5.0

Total stock-based compensation	$28.5	$20.6	$81.9	$63.1

Value of awards granted and exercised during the period:

	13 Weeks Ended		39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
Estimated fair value per option granted	$9.49	$4.93	$8.50	$3.54
Weighted average option grant price	$26.92	$12.90	$22.23	$8.78
Weighted average price per options exercised	$12.98	$9.09	$12.33	$6.17
Weighted average RSU grant price	$25.92	$11.66	$22.22	$8.71

Stock option and RSU transactions from September 27, 2009 through June 27, 2010 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2009	63.6	4.4
Options/RSUs granted	14.7	2.3
Options exercised/RSUs vested	(6.5)	(0.5)
Options/RSUs forfeited/expired	(6.7)	(0.5)

Options outstanding/Nonvested RSUs, June 27, 2010	65.1	5.7

Total unrecognized stock-based compensation expense, net of forfeitures, as of June 27, 2010	$90	$54

Note 13: Earnings Per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	13 Weeks Ended		39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
Net earnings attributable to Starbucks	$207.9	$151.5	$666.7	$240.8
Weighted average common shares and common stock units outstanding (for basic calculation)	746.1	739.4	745.8	737.9
Dilutive effect of outstanding common stock options and RSUs	20.6	7.3	19.7	4.0

Weighted average common and common equivalent shares outstanding (for diluted calculation)	766.7	746.7	765.5	741.9

EPS — basic	$0.28	$0.20	$0.89	$0.33
EPS — diluted	$0.27	$0.20	$0.87	$0.32

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options totaled 20 million and 37 million for the 13-week periods ended June 27, 2010 and June 28, 2009, respectively. The number of antidilutive options totaled 20 million and 63 million for the 39-week periods ended June 27, 2010 and June 28, 2009, respectively.

Note 14: Commitments and Contingencies

Guarantees

Unconditional guarantees as of June 27, 2010 (in millions):

	Maximum Exposure	Year Guarantee Expires in	Estimated Fair Value Recorded on Balance Sheet
Japanese yen-denominated bank loans (Starbucks Japan — an unconsolidated equity investee)	$2.4	2014	$0.0	(1)
Borrowings of other unconsolidated equity investees	$7.4	various	$2.2

(1)

Since there has been no modification of these loan guarantees subsequent to the adoption of accounting requirements for guarantees, we have applied the disclosure provisions only and have not recorded the guarantees on our consolidated balance sheets.

Legal Proceedings

Starbucks is party to various legal proceedings arising in the ordinary course of business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

Note 15: Segment Reporting

Segment information is prepared on the same basis that management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

	United States	International	Global CPG	Unallocated Corporate	Total
13 Weeks Ended
June 27, 2010
Company-operated retail revenues	$1,726.7	$460.0	$0.0	$0.0	$2,186.7
Licensing revenues	135.5	78.0	117.1	0.0	330.6
Foodservice and other revenues	0.8	13.1	80.8	0.0	94.7
Total net revenues	1,863.0	551.1	197.9	0.0	2,612.0
Depreciation and amortization expenses	86.1	26.3	1.2	11.6	125.2
Income from equity investees	0.0	19.0	17.3	0.0	36.3
Operating income/(loss)	290.8	56.8	60.1	(80.0)	327.7
Net impairment and disposition losses	3.3	12.1	0.0	0.5	15.9
June 28, 2009
Company-operated retail revenues	$1,613.2	$400.6	$0.0	$0.0	$2,013.8
Licensing revenues	129.4	65.3	106.3	0.0	301.0
Foodservice and other revenues	1.1	11.5	76.5	0.0	89.1
Total net revenues	1,743.7	477.4	182.8	0.0	2,403.9
Depreciation and amortization expenses	94.2	26.3	1.4	11.8	133.7
Income from equity investees	0.0	15.5	14.2	0.0	29.7
Operating income/(loss)	188.1	34.4	65.7	(84.2)	204.0
Net impairment and disposition losses	32.9	6.8	0.0	13.6	53.3

39 Weeks Ended
June 27, 2010
Company-operated retail revenues	$5,195.0	$1,413.5	$0.0	$0.0	$6,608.5
Licensing revenues	418.5	222.4	326.2	0.0	967.1
Foodservice and other revenues	4.5	40.4	248.9	0.0	293.8
Total net revenues	5,618.0	1,676.3	575.1	0.0	7,869.4
Depreciation and amortization expenses	264.4	81.9	3.6	34.4	384.3
Income from equity investees	0.0	56.9	43.2	0.0	100.1
Operating income/(loss)	947.2	141.2	195.1	(263.4)	1,020.1
Net impairment and disposition losses	28.9	23.8	0.0	7.5	60.2
June 28, 2009
Company-operated retail revenues	$4,977.2	$1,174.6	$0.0	$0.0	$6,151.8
Licensing revenues	404.2	198.5	315.4	0.0	918.1
Foodservice and other revenues	2.8	33.7	246.0	0.0	282.5
Total net revenues	5,384.2	1,406.8	561.4	0.0	7,352.4
Depreciation and amortization expenses	285.8	75.6	4.4	36.3	402.1
Income from equity investees	0.5	38.5	39.4	0.0	78.4
Operating income/(loss)	371.8	53.3	203.4	(265.9)	362.6
Net impairment and disposition losses	106.2	38.2	0.0	54.6	199.0

The table below reconciles the total of the reportable segments’ operating income to consolidated earnings before income taxes (in millions):

13 Weeks Ended	Jun 27, 2010	Jun 28, 2009
Operating income	$327.7	$204.0
Interest income and other, net	(1.4)	18.6
Interest expense	(7.9)	(8.6)

Earnings before income taxes	$318.4	$214.0

39 Weeks Ended	Jun 27, 2010	Jun 28, 2009
Operating income	$1,020.1	$362.6
Interest income and other, net	28.4	15.6
Interest expense	(24.1)	(30.5)

Earnings before income taxes	$1,024.4	$347.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding, earnings per share, revenues, operating margins, comparable store sales, expenses, dividends, share repurchases, other financial results, capital expenditures, liquidity, cash flow from operations, anticipated store openings and closings, tax rates, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including Part I Item IA. “Risk Factors” in the 10-K.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Starbucks results for the fiscal third quarter and first three quarters of fiscal 2010 demonstrate the ongoing success of our efforts over the last two years to improve the health of our core business and to position the Company for sustained, profitable growth into the future. Strong comparable stores sales growth (9% for the third quarter and 7% for the first three quarters), combined with a more efficient operating structure drove increased sales leverage and resulted in higher operating margins and net earnings. Of note, US store traffic increased by 6% in the third quarter. The operational improvements implemented throughout fiscal 2009 in our supply chain and company-operated stores have driven reduced product costs and store waste as well as in-store labor savings, concurrent with improved customer satisfaction scores. These improvements were partially offset by higher marketing expenses in the third quarter of fiscal 2010 to support the launch of Starbucks VIA® Ready Brew in the grocery channel and the introduction of our new customizable Frappuccino® blended beverage.

While the reinvigorated US business has been the primary driver of Starbucks improved consolidated financial results, in the third quarter of fiscal 2010 our international business also continued its recent positive trend, driven primarily by increased sales leverage and supply chain efficiencies. Increased management attention and the application of valuable lessons learned in the US to all of our international operations position us to capitalize on the large expansion opportunities that exist outside the US. Our global consumer products group (“CPG”) represents another important growth opportunity for us as we accelerate both product innovation and distribution. We are aggressively pursuing the opportunities beyond our more traditional store experience to offer consumers new coffee products in multiple forms, across new categories, and through diverse channels. Examples include the expansion of our successful Starbucks VIA® Ready Brew product into the grocery channel in the US, and the ongoing growth in points of distribution for Seattle’s Best Coffee in multiple channels.

Starbucks continues to generate strong operating cash flows, which provide us the financial flexibility to continue disciplined investment and spending in both our core business and new growth platforms, while also returning cash to shareholders. We generated $1.4 billion of operating cash flow for the first three quarters of fiscal 2010 and finished the period with $1.4 billion in cash and short-term investments and no short-term debt. We recently announced a 30% increase in our quarterly cash dividend to 13 cents per share, and in the third quarter we repurchased 6.7 million shares of Starbucks stock.

Fiscal 2010 — Financial Outlook for the Year

For the full fiscal year 2010, we expect both mid-single-digit revenue growth and mid-single digit comparable store sales growth over the comparable 52-week period. We plan to open about 250 net new stores globally, which will primarily be licensed stores. Given our current revenue expectations, combined with the year-over-year impact of the operational improvements implemented throughout fiscal 2009 and lower restructuring charges, we expect significant full year improvement in our consolidated operating margin in fiscal 2010 compared to the prior year.

We expect cash flow from operations to be approximately $1.7 billion for fiscal 2010 and capital expenditures to total approximately $450 million. While future dividends will be subject to Board of Directors approval, we continue to target a dividend payout ratio of approximately 35% to 40% of net income.

Results of Operations for the 13 Weeks and 39 Weeks Ended June 27, 2010 and June 28, 2009 (in millions)

Financial Highlights for the Third Quarter of Fiscal 2010 — Consolidated

Consolidated operating income was $328 million for the third quarter of fiscal 2010 compared to $204 million in the prior year period, and the operating margin improved to 12.5% compared with 8.5% in the prior year quarter. The operating margin expansion was driven by sales leverage and continued benefits from operational efficiencies. Lower restructuring charges in the third quarter of fiscal 2010 compared to the prior year also contributed approximately 130 basis points of the increase in operating margin. These improvements were partially offset by higher marketing expenses for Starbucks VIA® Ready Brew and our new customizable Frappuccino® blended beverages.

EPS for the third quarter of fiscal 2010 was $0.27, compared to $0.20 in the prior year period, driven primarily by comparable store sales growth of 9% and operational improvements made in the business. Restructuring charges impacted EPS by approximately $0.02 in the third quarter of fiscal 2010, related to lease exit and other real estate costs, and by approximately $0.04 in the third quarter of fiscal 2009.

Results of Operations Details — Consolidated

Revenues:

	13 Weeks Ended			39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	% Change	Jun 27, 2010	Jun 28, 2009	% Change
Company-operated retail	$2,186.7	$2,013.8	8.6%	$6,608.5	$6,151.8	7.4%
Specialty:
Licensing	330.6	301.0	9.8	967.1	918.1	5.3
Foodservice and other	94.7	89.1	6.3	293.8	282.5	4.0

Total specialty	425.3	390.1	9.0	1,260.9	1,200.6	5.0

Total net revenues	$2,612.0	$2,403.9	8.7%	$7,869.4	$7,352.4	7.0%

Net revenues for the 13 weeks and 39 weeks ended June 27, 2010 increased $208 million and $517 million, respectively, compared to the corresponding periods of fiscal 2009, driven by increases in company-operated retail operations.

We derived 84% of total net revenues from our company-operated retail stores during the first three quarters of fiscal 2010. For the 13 weeks ended June 27, 2010, the increase in consolidated net revenues was driven by a 9%, or $170 million, increase in comparable store sales. The increase in comparable store sales was primarily due to a 6% increase in number of transactions (contributing approximately $113 million) and a 3% increase in the average value per transaction (contributing approximately $57 million). For the 39 weeks ended June 27, 2010, consolidated net revenues increased over the prior year period driven by a 7%, or $399 million, increase in comparable store sales. The increase in comparable store sales was due to a 3% increase in the average value per transaction (contributing approximately $208 million) and a 3% increase in number of transactions (contributing approximately $191 million).

For the first three quarters of fiscal 2010 we derived 16% of total net revenues from channels outside the company-operated retail stores, collectively known as specialty operations. Specialty revenues were higher due to strong product sales to licensees and the launch of Starbucks VIA® Ready Brew in the CPG segment.

Operating Expenses:

	13 Weeks Ended				39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$1,076.2	$1,043.4	41.2%	43.4%	$3,286.0	$3,283.7	41.8%	44.7%
Store operating expenses	888.9	821.4	34.0	34.2	2,613.0	2,577.6	33.2	35.1
Other operating expenses	77.2	69.2	3.0	2.9	210.9	205.8	2.7	2.8
Depreciation and amortization expenses	125.2	133.7	4.8	5.6	384.3	402.1	4.9	5.5
General and administrative expenses	132.7	110.3	5.1	4.6	408.6	319.8	5.2	4.3
Restructuring charges	20.4	51.6	0.8	2.1	46.6	279.2	0.6	3.8

Total operating expenses	2,320.6	2,229.6	88.8	92.7	6,949.4	7,068.2	88.3	96.1
Income from equity investees	36.3	29.7	1.4	1.2	100.1	78.4	1.3	1.1

Operating income	$327.7	$204.0	12.5%	8.5%	$1,020.1	$362.6	13.0%	4.9%
Supplemental ratios as a % of related revenues:
Store operating expenses			40.7%	40.8%			39.5%	41.9%
Other operating expenses			18.2%	17.7%			16.7%	17.1%

Cost of sales including occupancy costs as a percentage of total revenues decreased 220 basis points for the 13 weeks ended June 27, 2010 driven by increased sales leverage which contributed to lower occupancy costs as a percentage of total net revenues (approximately 80 basis points). Also contributing to the decrease were supply chain efficiencies which contributed to lower food costs (approximately 50 basis points) and lower beverage and paper packaging product costs (approximately 40 basis points). Cost of sales including occupancy costs as a percentage of total revenues decreased 290 basis points for the 39 weeks ended June 27, 2010 driven by supply chain efficiencies which contributed to lower food costs (approximately 90 basis points) and lower beverage and paper packaging product costs (approximately 50 basis points). Lower occupancy costs as a percentage of total net revenues contributed 60 basis points of the decrease, primarily due to increased sales leverage.

Store operating expenses as a percent of related retail revenues for the 13 weeks ended June 27, 2010 were relatively flat compared to the prior year. Salaries and benefits as a percent of related retail revenues decreased approximately 100 basis points primarily due to increased sales leverage as a result of the increase in comparable store sales and the closure of underperforming stores. This was offset by approximately 100 basis points of increase in marketing expense primarily for Starbucks VIA® Ready Brew and the new customizable Frappuccino® blended beverage launch. Store operating expenses as a percent of related retail revenues for the 39 weeks ended June 27, 2010 decreased 240 basis points. The majority of the expense decrease was driven by increased sales leverage.

On a year-to-date basis, these improvements were partially offset by higher general and administrative expenses, primarily driven by higher performance-based compensation expense.

Restructuring charges as a percent of total revenues decreased 130 basis points and 320 basis points for the 13 weeks and 39 weeks ended June 27, 2010, respectively. The decrease in these expenses comes as we near the completion of our store rationalization efforts, which began in fiscal 2008.

Operating income and net earnings:

	13 Weeks Ended				39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$327.7	$204.0	12.5%	8.5%	$1,020.1	$362.6	13.0%	4.9%
Interest income and other, net	(1.4)	18.6	(0.1)	0.8	28.4	15.6	0.4	0.2
Interest expense	(7.9)	(8.6)	(0.3)	(0.4)	(24.1)	(30.5)	(0.3)	(0.4)

Earnings before income taxes	318.4	214.0	12.2	8.9	1,024.4	347.7	13.0	4.7
Income taxes	109.9	65.8	4.2	2.7	354.6	109.7	4.5	1.5

Net earnings including noncontrolling interests	208.5	148.2	8.0	6.2	669.8	238.0	8.5	3.2
Net earnings (loss) attributable to noncontrolling interest	0.6	(3.3)	0.0	(0.1)	3.1	(2.8)	0.0	0.0

Net earnings attributable to Starbucks	$207.9	$151.5	8.0%	6.3%	$666.7	$240.8	8.5%	3.3%

Effective tax rate including noncontrolling interest			34.5%	30.7%			34.6%	31.6%

Operating margin increased 400 basis points and 810 basis points for the 13 weeks and 39 weeks ended June 27, 2010, respectively, primarily due to lower cost of sales including occupancy costs and lower restructuring charges as a percentage of total net revenues as described above.

Net interest income and other for the 13 weeks ended June 27, 2010 decreased $20 million compared to the prior year. The decrease was driven by the impact of foreign exchange fluctuations, which relate primarily to the revaluation of certain trade payables and receivables (approximately $11 million). Also contributing to the decrease was an unfavorable fluctuation in unrealized holding gains/losses on our trading securities portfolio (approximately $9 million), which approximates a portion of our liability under the Management Deferred Compensation Plan (“MDCP”). Gains and losses recorded here for the MDCP are offset by gains or losses recorded in general and administrative expenses as the MDCP liability fluctuates with investment performance. Net interest income and other for the 39 weeks ended June 27, 2010 increased $13 million over the prior year period. The increase was driven by the impact of an accounting gain recorded in the first quarter of fiscal 2010 related to our acquisition of a controlling interest in our previous joint venture operations in France. In accordance with generally accepted accounting principles, the carrying value of the previously held joint venture interest was adjusted to fair value upon the acquisition of the controlling interest. Also contributing to the increase was a favorable fluctuation in unrealized holding gains on our trading securities portfolio (approximately $12 million), which approximates a portion of our liability under the MDCP (described above). Partially offsetting these increases were $10 million of unfavorable foreign exchange fluctuations.

Interest expense remained flat for the 13 weeks ended June 27, 2010 compared to the prior period. For the 39 weeks ended June 27, 2010, interest expense decreased approximately $6 million primarily due to Starbucks having no short term borrowings outstanding for the first three quarters of fiscal 2010.

The effective tax rates for the 13 weeks and 39 weeks ended June 27, 2010 were higher than those in the comparable prior year periods primarily due to the current year increase in the level of pretax earnings, which reduces the impact on the effective tax rate of certain tax benefits. We currently estimate that our effective tax rate for fiscal year 2010 will be in the range of 34% to 35%.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment:

United States

	13 Weeks Ended				39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
			% of US Net Revenues				% of US Net Revenues
Total net revenues	$1,863.0	$1,743.7			$5,618.0	$5,384.2
Cost of sales including occupancy costs	710.6	709.7	38.1%	40.7%	2,174.5	2,275.9	38.7%	42.3%
Store operating expenses	712.3	674.2	38.2	38.7	2,078.2	2,124.6	37.0	39.5
Other operating expenses	17.5	19.3	0.9	1.1	50.7	62.4	0.9	1.2
Depreciation and amortization expenses	86.1	94.2	4.6	5.4	264.4	285.8	4.7	5.3
General and administrative expenses	28.7	19.8	1.5	1.1	76.9	64.6	1.4	1.2
Restructuring charges	17.0	38.4	0.9	2.2	26.1	199.6	0.5	3.7

Total operating expenses	1,572.2	1,555.6	84.4	89.2	4,670.8	5,012.9	83.1	93.1
Income from equity investees	0.0	0.0	0.0	0.0	0.0	0.5	0.0	0.0

Operating income	$290.8	$188.1	15.6%	10.8%	$947.2	$371.8	16.9%	6.9%
Supplemental ratios as a % of related revenues:
Store operating expenses			41.3%	41.8%			40.0%	42.7%
Other operating expenses			12.8%	14.8%			12.0%	15.3%

Total US net revenues increased 7% and 4% for the 13 weeks and 39 weeks ended June 27, 2010, respectively, driven by higher retail revenues from company-operated stores. Company-operated retail revenues increased primarily due to higher comparable store sales partially offset by the net closure of 144 underperforming company-operated stores over the last 12 months. For the 13 weeks ended June 27, 2010, the increase in comparable store sales was 9%, or $145 million, and was comprised of a 6% increase in the number of transactions (contributing approximately $94 million) and a 3% increase in the average value per transaction (contributing approximately $51 million). For the 39 weeks ended June 27, 2010, the increase in comparable store sales was 7%, or $331 million, and was comprised of a 4% increase in the average value per transaction (contributing approximately $198 million) and a 3% increase in the number of transactions (contributing approximately $133 million).

Cost of sales including occupancy costs as a percentage of total revenues decreased by 260 basis points for the 13 weeks ended June 27, 2010 over the comparable prior year quarter. The decrease resulted primarily from leverage on occupancy costs over the higher revenue base, contributing approximately 90 basis points, as a percentage of total revenues. Also contributing to the decrease were supply chain efficiencies resulting in lower food costs (approximately 60 basis points) and lower beverage and paper packaging product costs (approximately 40 basis points). Cost of sales including occupancy costs as a percentage of total revenues decreased by 360 basis points for the 39 weeks ended June 27, 2010 over the comparable prior year period. The decrease was primarily driven by supply chain efficiencies which contributed to lower food costs (approximately 100 basis points) and lower beverage and paper packaging product costs (approximately 70 basis points). Lower occupancy costs contributed approximately 70 basis points of the decrease primarily due to increased sales leverage.

Store operating expenses as a percent of related retail revenues for the 13 weeks ended June 27, 2010 were relatively flat compared to the prior year. Salaries and benefits as a percent of related retail revenues decreased approximately 120 basis points primarily due to increased sales leverage. Offsetting this was an approximately 120 basis point increase in marketing expense primarily for Starbucks VIA® Ready Brew and the new customizable Frappuccino® blended beverage launch. Store operating expenses as a percent of related retail revenues for the 39 weeks ended June 27, 2010 decreased 270 basis points with the majority of the expense decrease driven by increased sales leverage.

Operating margin expanded 480 basis points and 1,000 basis points for the 13 weeks and 39 weeks ended June 27, 2010, respectively, driven by lower cost of sales including occupancy costs, lower restructuring charges, and lower store operating expenses as a percentage of total US net revenues. Restructuring charges decreased $21 million and $174 million for the 13 weeks and 39 weeks ended June 27, 2010, respectively, due to a smaller number of store closures in the current year as we completed almost all of our US store rationalization efforts by the end of fiscal 2009.

International

	13 Weeks Ended				39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
			% of International Net Revenues				% of International Net Revenues
Total net revenues	$551.1	$477.4			$1,676.3	$1,406.8
Cost of sales including occupancy costs	258.0	236.7	46.8%	49.6%	797.4	708.8	47.6%	50.4%
Store operating expenses	176.6	147.2	32.0	30.8	534.8	453.0	31.9	32.2
Other operating expenses	16.9	20.3	3.1	4.3	63.3	56.8	3.8	4.0
Depreciation and amortization expenses	26.3	26.3	4.8	5.5	81.9	75.6	4.9	5.4
General and administrative expenses	32.1	23.5	5.8	4.9	94.1	76.4	5.6	5.4
Restructuring charges	3.4	4.5	0.6	0.9	20.5	21.4	1.2	1.5

Total operating expenses	513.3	458.5	93.1%	96.0%	1,592.0	1,392.0	95.0%	98.9%
Income from equity investees	19.0	15.5	3.4%	3.2%	56.9	38.5	3.4%	2.7%

Operating income	$56.8	$34.4	10.3%	7.2%	$141.2	$53.3	8.4%	3.8%
Supplemental ratios as a % of related revenues:
Store operating expenses			38.4%	36.7%			37.8%	38.6%
Other operating expenses			18.6%	26.4%			24.1%	24.5%

Total international net revenues increased 15% and 19% for the 13 weeks and 39 weeks ended June 27, 2010, respectively, driven by higher retail revenues from company-operated stores. For the 13 weeks ended June 27, 2010, company-operated retail revenue increased $59 million driven by a 6% increase in comparable store sales (contributing approximately $25 million) and a $21 million increase as a result of consolidating our previous joint venture operations in France. The increase in comparable store sales was driven by a 4% increase in the number of transactions (contributing approximately $18 million) and a 2% increase in average value per transaction (contributing approximately $7 million). Also contributing to the increase was a $19 million favorable increase in foreign currency fluctuations, primarily due to the strengthening of the Canadian dollar relative to the US dollar. For the 39 weeks ended June 27, 2010, company-operated retail revenue increased $239 million primarily driven by foreign currency fluctuations (approximately $100 million), mainly due to the strengthening of the Canadian dollar relative to the US dollar. Also contributing to the increase was a 6% increase in comparable store sales (contributing approximately $68 million) and the effect of consolidating our previous joint venture operations in France (contributing approximately $66 million). The increase in comparable store sales was driven by a 5% increase in the number of transactions (contributing approximately $59 million) and a 1% increase in the average value per transaction (contributing approximately $9 million).

Cost of sales including occupancy costs as a percentage of total net revenues decreased 280 basis points for the 13 weeks ended June 27, 2010, driven by lower occupancy costs as a percentage of total net revenues, which contributed 100 basis points of the decrease, primarily due to increased sales leverage. Supply chain efficiencies contributed to lower coffee costs (approximately 30 basis points), lower food costs (approximately 30 basis points), and lower distribution costs (approximately 30 basis points). For the 39 weeks ended June 27, 2010, cost of sales including occupancy costs as a percentage of total net revenues decreased by 280 basis points, driven by lower occupancy costs as a percentage of total net revenues, which contributed 90 basis points of the decrease, primarily due to increased sales leverage. Also contributing to the decrease was lower food costs (approximately 70 basis points).

Store operating expenses as a percent of related retail revenues for the 13 weeks ended June 27, 2010 increased 170 basis points with the majority of the expense increase driven by higher asset impairments (approximately 110 basis points). Also contributing to the increase were higher marketing expenses primarily for Starbucks VIA® Ready Brew and the new customizable Frappuccino® blended beverage launch (approximately 60 basis points). Store operating expenses as a percent of related retail revenues for the 39 weeks ended June 27, 2010 decreased 80 basis points. The majority of the expense decrease was driven by increased sales leverage.

Operating margin expanded 310 and 460 basis points for the 13 and 39 weeks ended June 27, 2010, respectively, primarily driven by lower cost of sales including occupancy costs as a percentage of total net revenues due to improved sales leverage and supply chain efficiencies.

Global Consumer Products Group

	13 Weeks Ended				39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
			% of CPG Net Revenues				% of CPG Net Revenues
Total net revenues	$197.9	$182.8			$575.1	$561.4
Total operating expenses	155.1	131.3	78.4%	71.8%	423.2	397.4	73.6%	70.8%
Income from equity investees	17.3	14.2	8.7%	7.8%	43.2	39.4	7.5%	7.0%

Operating income	$60.1	$65.7	30.4%	35.9%	$195.1	$203.4	33.9%	36.2%

Net revenues increased 8% and 2% for the 13 weeks and 39 weeks ended June 27, 2010. The increases in net revenues were primarily due to the launch of Starbucks VIA® Ready Brew and increased sales in the package coffee channel. Operating margin decreased 550 basis points and 230 basis points for the 13 weeks and 39 weeks ended June 27, 2010, respectively. The decreases were primarily due to increased marketing expense for Starbucks VIA® Ready Brew in the grocery channel.

Unallocated Corporate

	13 Weeks Ended				39 Weeks Ended
	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009	Jun 27, 2010	Jun 28, 2009
			% of Total Net Revenues				% of Total Net Revenues
Operating loss	$80.0	$84.2	3.1%	3.5%	$263.4	$265.9	3.3%	3.6%

Unallocated corporate operating loss decreased for the 13 weeks ended June 27, 2010 primarily due to $8 million of restructuring charges in the third quarter of fiscal 2009 and no related expense in the current year, partially offset by a $4 million increase in general and administrative expenses. The majority of the increase in general and administrative expenses was due to higher performance-based compensation in fiscal 2010. Unallocated corporate operating loss was relatively flat for the 39 weeks ended June 27, 2010, with a $57 million decrease in restructuring expenses being offset by a $57 million increase in general and administrative expenses. The increase in general and administrative expenses was driven by higher performance based compensation and additional MDCP expenses as a result of market appreciation in fiscal 2010. As noted previously, the market appreciation recorded in general and administrative expense is offset by unrealized gains on our trading securities portfolio, reflected in Interest income and other.

Financial Condition, Liquidity and Capital Resources

Starbucks cash and short-term investments were $1.4 billion and $666 million as of June 27, 2010 and September 27, 2009, respectively.

We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings and fund our dividend payments. During the first three quarters of fiscal 2010, we did not have short-term borrowings under our $1 billion unsecured credit facility or commercial paper program.

Included in the cash and short-term investment balances are the following:

•

A portfolio of unrestricted trading securities, designed to hedge our liability under the MDCP. The fair value of this portfolio was $46 million and $45 million as of June 27, 2010 and September 27, 2009, respectively.

•

Unrestricted cash and short-term securities held within our wholly owned captive insurance company to fund claim payouts. The value of these holdings was approximately $22 million and $12 million as of June 27, 2010 and September 27, 2009, respectively.

As of June 27, 2010, we had $488 million invested in available-for-sale securities. Included in available-for-sale securities were $45 million of auction rate securities (“ARS”), compared with $56 million of ARS held as of September 27, 2009. The reduction in ARS was due to $11 million in redemptions during the first three quarters with all redemptions done at par. While the ongoing auction failures will limit the liquidity of these ARS investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, shareholder dividends or other business requirements.

Our credit facility, which matures in August 2011, contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. As of June 27, 2010 and September 27, 2009, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 27, 2010 and September 27, 2009, we were in compliance with each of these covenants.

We expect to use our cash and short-term investments, including any potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including new product innovations and related marketing support, as well as other new business opportunities related to our core businesses. Other than normal operating expenses, approximately one half of cash requirements for the remainder of fiscal 2010 are expected to consist of capital expenditures for the remodeling and refurbishment of, and equipment upgrades for, existing company-operated retail stores, with the remainder represented by systems and technology investments in stores and the support infrastructure, and in new company-operated stores. Total capital expenditures are expected to be approximately $450 million for fiscal 2010. We believe that cash flow generated from operations and existing cash and short-term investments should be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

In March 2010, Starbucks declared a cash dividend to shareholders. This first ever quarterly dividend was paid on April 23, 2010, to shareholders of record on the close of business on April 7, 2010. The dividend paid was $0.10 per share for a total payout of $75 million. The dividend was raised to $0.13 per share for the quarterly dividend to be paid on August 20, 2010 to shareholders of record on the close of business on August 4, 2010, with an expected total payout of $97 million. While future dividends will be subject to the Board of Directors approval, we are targeting a dividend payout ratio of approximately 35% to 40% of net income. Starbucks repurchased 6.7 million shares of common stock ($173 million) during the third quarter of fiscal 2010 under share repurchase authorizations. The number of remaining shares authorized for repurchase at the end of the third fiscal quarter totaled 14.6 million.

We may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. Any decisions to increase ownership interest in our equity method investees or licensed operations will be driven by valuation and fit with our ownership strategy and are likely to be infrequent.

Cash provided by operating activities increased by $359 million to $1.4 billion for the first three quarters of fiscal 2010 compared to the corresponding period of fiscal 2009. The increase was primarily due to higher net earnings for the period. Cash used by investing activities for the first three quarters of fiscal 2010 totaled $690 million as we invested a portion of our available cash balances in government and investment grade corporate securities. Capital additions to property, plant and equipment totaled $286 million, primarily from remodeling and renovating existing company-operated retail stores, opening new retail stores, and investment in information technology systems.

Cash used by financing activities for the first three quarters of fiscal 2010 totaled $140 million. As of June 27, 2010, a total of $15 million in letters of credit were outstanding under our revolving credit facility, leaving $985 million of capacity available under the $1 billion combined commercial paper program and revolving credit facility.

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

During the third quarter Starbucks carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 27, 2010).

During the third quarter of fiscal 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

In February 2005, Starbucks shareholders approved the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, which replaced our former equity plans, including the Amended and Restated Key Employee Stock Option Plan – 1994 (the “1994 Plan”) and the Amended and Restated 1989 Stock Option Plan for Non-Employee Directors (the “1989 Plan”).

Starbucks Board of Directors and shareholders approved the 1989 Plan and 1994 Plan and we filed registration statements with the SEC to register the initial shares available for issuance under the 1989 Plan and 1994 Plan. We also filed registration statements relating to the February 1999 shareholder approved increase in the number of shares available for issuance under the 1989 Plan and the February 2000 shareholder approved increase in the number of shares available for issuance under the 1994 Plan. In May 2010 we discovered that we had inadvertently failed to file with the SEC registration statements relating to the February 1995 shareholder approved increase to the 1989 Plan and the March 1997 shareholder approved increase to the 1994 Plan.

On June 16, 2010, we filed a new registration statement on Form S-8 covering the remaining unregistered shares available for issuance upon the exercise of outstanding options granted under the 1994 Plan and the 1989 Plan. Prior to the filing of this registration statement, however, we had inadvertently issued 2,085,757 unregistered shares under the 1989 Plan and 32,560,062 unregistered shares under the 1994 Plan. Of these unregistered shares, 4,683,417 shares were issued during the last four fiscal quarters, resulting in cash proceeds of approximately $54 million, which was used for working capital and general corporate purposes.

The shares issued under the 1994 Plan and the 1989 Plan have always been treated as outstanding for financial reporting purposes. Consequently, these inadvertently unregistered transactions do not represent any additional dilution.

Under the applicable provisions of federal securities laws, we could be exposed to claims for rescission by some of the plan participants who purchased these inadvertently unregistered shares. A rescission right involves the right of the participant to require us to repurchase the shares at the original exercise price plus interest or, if the participant bought and sold the shares for a loss, to reimburse the participant for the amount of the loss. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register.

Based on our investigation of the transactions subject to potential rescission rights, including subsequent dispositions by participants, we believe that the amount of potential rescission liability, if any, would be immaterial to Starbucks financial condition or results of operations.

Share repurchases

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended June 27, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 29, 2010 – April 25, 2010	100,000	$27.10	100,000	21,172,128
April 26, 2010 – May 23, 2010	4,109,498	$26.13	4,109,498	17,062,630
May 24, 2010 – June 27, 2010	2,479,618	$25.49	2,479,618	14,583,012

Total	6,689,116	$25.91	6,689,116

(1)	Monthly information is presented by reference to the Company’s fiscal months during the third quarter of fiscal 2010.
(2)

The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The Board of Directors initially authorized the repurchase of 25 million shares of common stock (publicly announced on May 3, 2007) and later authorized additional repurchases of up to 5 million additional shares (publicly announced on January 30, 2008) and 15 million shares (publicly announced March 24, 2010). These authorizations have no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 27, 2010, formatted in XBRL:(i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—	—

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2010

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
executive vice president, chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer