Form 10-K
period 2010-10-03
STARBUCKS CORP
filed 2010-11-22
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 26, 2010 as reported on the NASDAQ Global Select Market was $16 billion. As of November 12, 2010, there were 741.1 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 23, 2011 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

Form 10-K

For the Fiscal Year Ended October 3, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

General

Starbucks is the premier roaster and retailer of specialty coffee in the world, operating in more than 50 countries. Starbucks Corporation was formed in 1985 and its common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SBUX.” Starbucks purchases and roasts high-quality whole bean coffees and sells them, along with handcrafted coffee and tea beverages and a variety of fresh food items, through company-operated retail stores. We also sell coffee and tea products and license our trademarks through other channels such as licensed retail stores and, through certain of our licensees and equity investees, we produce and sell a variety of ready-to-drink beverages. All channels outside the company-operated retail stores are collectively known as specialty operations. In addition to our flagship Starbucks brand, our portfolio includes brands such as Tazo® Tea, Seattle’s Best Coffee®, and Starbucks VIA® Ready Brew.

Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this goal, we plan to continue disciplined expansion of our retail and licensed store base, primarily focused on growth in countries outside of the US. In addition, by leveraging the experience gained through our traditional store model, we are offering consumers new coffee products in multiple forms, across new categories, and through diverse channels. Starbucks Global Responsibility strategy and commitments related to coffee and the communities we do business in, as well as our focus on being an employer of choice, are also key complements to our business strategies.

In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended October 3, 2010 (“fiscal 2010”) Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

Segment Financial Information

Starbucks has three reportable operating segments: United States (“US”), International, and Global Consumer Products Group (“CPG”). In the fourth fiscal quarter of 2010, we changed the composition of our reportable segments by creating a Seattle’s Best Coffee operating segment and reporting it with our unallocated corporate expenses and Digital Ventures in “Other”. Financial information for Seattle’s Best Coffee was previously reported within the US, International, and CPG segments. This change reflects the culmination of internal management and reporting realignments and the expected development of the Seattle’s Best Coffee business. Segment information for all prior periods presented has been revised to reflect this change. Each of the segments provided the following percentage of total net revenues for fiscal year fiscal 2010: US (71%), International (21%), CPG (7%) and Other (1%).

The US and International segments both include company-operated retail stores and certain components of specialty operations. Specialty operations within the US include licensed retail stores. International specialty operations include retail store licensing operations in nearly 40 countries and foodservice accounts primarily in Canada and the United Kingdom (“UK”). Our International segment’s largest markets, based on number of company-operated and licensed retail stores, are Canada, Japan and the UK. The CPG segment includes packaged coffee and tea, Starbucks VIA® Ready Brew and other branded products sold worldwide through channels such as grocery stores, warehouse clubs and convenience stores, and US foodservice accounts. CPG operates a significant portion of its business through licensing arrangements and a joint venture with a large consumer products business partner. This operating model leverages the business partners’ existing infrastructures and, as a result, our CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to Starbucks US and International reporting segments, which consist primarily of retail stores.

Financial information about Starbucks segments is included in Note 19 to the consolidated financial statements included in Item 8 of this 10-K.

Revenue Components

We generate our revenues through company-operated retail stores and our specialty operations. Specialty operations include retail stores licensed by local business partners, packaged coffee and tea sold through licensees in grocery and warehouse club stores, license arrangements with business partners to use our brands on various products, and arrangements with foodservice companies that service a variety of locations outside our retail store footprint.

Company-operated and Licensed Retail Store Summary as of October 3, 2010

	US	As a % of Total US Stores	International	As a % of Total International Stores	Total	As a % of Total Stores
Company-operated stores	6,707	60%	2,126	37%	8,833	52%
Licensed stores	4,424	40%	3,601	63%	8,025	48%

Total	11,131	100%	5,727	100%	16,858	100%

The mix of company-operated versus licensed stores in a given market will vary based on several factors, including the ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks, and the ability to leverage the support infrastructure in an existing geographic region.

Company-operated Retail Stores

Revenue from company-operated retail stores accounted for 84% of total net revenues during fiscal 2010. Our retail objective is to be the leading retailer and brand of coffee in each of our target markets by selling the finest quality coffee and related products, and by providing each customer a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service as well as clean and well-maintained company-operated retail stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.

Our strategy for expanding our global retail business is to increase our market share in a disciplined manner, by selectively opening additional stores in existing markets, opening stores in new markets, and increasing sales in existing stores, to support our long term strategic objectives. Store growth in specific existing markets will vary due to many factors, including the maturity of the market.

The following is a summary of total company-operated retail store data for the periods indicated:

	Net Stores Opened (Closed) During the Fiscal Year Ended(1)		Stores Open as of
	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009
US	(57)	(474)	6,707	6,764
International:
Canada	24	44	799	775
United Kingdom	(65)	2	601	666
China	29	13	220	191
Germany	(2)	13	142	144
Thailand	2	4	133	131
Other(2)	(3)	27	231	234

Total International	(15)	103	2,126	2,141

Total company-operated	(72)	(371)	8,833	8,905

(1)

Store openings are reported net of closures. In the US, 13 and 121 company-operated stores were opened during 2010 and 2009, respectively, and 70 and 595 stores were closed during 2010 and 2009, respectively.

Internationally, 97 and 167 company-operated stores were opened during 2010 and 2009, respectively, and 112 and 64 stores were closed during 2010 and 2009, respectively. As described in more detail in Management’s Discussion and Analysis in this 10-K, we took a number of actions in fiscal 2008 and 2009 to rationalize the size of our global company-operated store portfolio. Nearly all of the stores related to these actions have been closed as of the end of fiscal 2010.

(2)	Store data has been adjusted for the fiscal 2010 acquisition of the France and Brazil operations by reclassifying historical information from licensed stores to company-operated stores.

Starbucks retail stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses, and in select rural and off-highway locations. To provide a greater degree of access and convenience for non-pedestrian customers, we continue to selectively expand development of drive-thru retail stores.

Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages, a selection of premium teas, distinctively packaged roasted whole bean coffees, and a variety of Starbucks VIA® Ready Brew soluble coffees. Starbucks stores also offer a variety of fresh food items, including selections focusing on high-quality ingredients, nutritional value and great flavor. Food items include pastries, prepared breakfast and lunch sandwiches, oatmeal and salads, as well as juices, sodas, and bottled water. We continue to expand the food warming program in the US and Canada, with close to 90 % of the stores in these markets providing warm food items as of the end of fiscal 2010. A focused selection of beverage-making equipment and accessories are also sold in the stores. Each Starbucks store varies its product mix depending upon the size of the store and its location. In company-operated Starbucks stores in the US, we provide customers free access to wireless internet.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Beverages	75%	76%	76%
Food	19%	18%	17%
Whole bean and soluble coffees	4%	3%	3%
Coffee-making equipment and other merchandise	2%	3%	4%

Total	100%	100%	100%

Starbucks Card

The Starbucks Card program is designed to increase customer loyalty and the frequency of store visits by cardholders. Since January 2010, Starbucks customers in the US have earned free beverages through the My Starbucks Rewards program. Gold Level members earn a free drink after fifteen purchases at participating Starbucks stores. Members also receive free select syrups, milk options and refills on tea or brewed coffee during a store visit. Starbucks Cards are accepted at all company-operated and most licensed stores in North America. The cards are also accepted at a number of international locations.

Specialty Operations

During fiscal 2010, specialty revenues accounted for 16% of total net revenues. Our specialty operations strive to develop Starbucks brands outside the company-operated retail store environment through a number of channels. Starbucks strategy to reach customers where they work, travel, shop and dine includes establishing and maintaining relationships with prominent third parties that share our values and commitment to quality. These relationships take various forms, including licensing arrangements, foodservice accounts and other initiatives related to our core businesses. In certain situations, Starbucks has an equity ownership interest in licensee operations.

Licensing — Retail stores

Product sales to and royalty and license fee revenues from US and International licensed retail stores accounted for 50% of specialty revenues in fiscal 2010. In our licensed retail store operations, we leverage the expertise of our local partners and share our operating and store development experience. Licensee partners provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we receive royalties and license fees and sell coffee, tea and related products for resale in licensed locations. Employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. For our Seattle’s Best Coffee brand, we use various forms of licensing, including traditional franchising.

Starbucks total licensed retail stores by region and country at fiscal year end 2010 are as follows:

Asia Pacific		Europe/Middle East/Africa		Americas
Japan	892	Turkey	137	US	4,424
Greater China	525	UK	102	Canada	274
South Korea	315	United Arab Emirates	95	Mexico	283
Philippines	168	Spain	75	Other	63
Malaysia	117	Saudi Arabia	69
Indonesia	85	Kuwait	66
New Zealand	39	Greece	60
		Switzerland	47
		Russia	37
		Other	152

Total	2,141	Total	840	Total	5,044

In the US, 166 and 286 licensed stores were opened during 2010 and 2009, respectively, and 106 and 251 stores were closed during 2010 and 2009, respectively. Internationally, 335 and 375 licensed stores were opened during 2010 and 2009, respectively, and 100 and 84 stores were closed during 2010 and 2009, respectively.

Licensing — Packaged coffee and tea

Revenues from licensed sales of packaged coffee and tea comprised 23% of specialty revenues in fiscal 2010. For over ten years through licensing relationships with Kraft Foods Global, Inc., we have sold a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the US and to grocery stores in Canada, the UK and other European countries. Kraft has managed the distribution, marketing, advertising and promotion of these products.

We also sell packaged coffee and tea internationally directly to warehouse club stores, such as Costco Wholesale Corporation.

In the first quarter of fiscal 2011, Starbucks notified Kraft that we are discontinuing our licensing relationships. We intend to work closely with Kraft to ensure an orderly transition.

Licensing — Branded products

The revenues from licensed branded products accounted for 4% of specialty revenues in fiscal 2010. We license the rights to produce and market Starbucks and Seattle’s Best Coffee branded products through several partnerships both domestically and internationally. Significant licensing agreements include:

•

The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company in which Starbucks is a 50% equity investor, manufactures and markets ready-to-drink beverages, including bottled Frappuccino® beverages, Starbucks DoubleShot®, and Seattle’s Best Coffee® ready-to-drink espresso beverages in the US and Canada;

•	licensing agreements for the manufacturing, marketing and distribution of Starbucks Discoveries®, a ready-to-drink chilled cup coffee beverage, in Japan and South Korea;

•

a licensing agreement with a partnership formed by Unilever and Pepsi-Cola Company for the manufacturing, marketing and distribution of Starbucks super-premium Tazo® Tea ready-to-drink beverages in the US; and

•	a licensing agreement with Unilever for the manufacturing, marketing and distribution of Starbucks® super-premium ice cream products in the US.

Foodservice

Revenues from foodservice accounts comprised 23% of total specialty revenues in fiscal 2010. We sell whole bean and ground coffees, including the Starbucks and Seattle’s Best Coffee brands, as well as a selection of premium Tazo® teas, Starbucks VIA® Ready Brew and other related products, to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. We also sell our Seattle’s Best Coffee® through arrangements with national accounts. The majority of the sales in this channel come through national broadline distribution networks with SYSCO Corporation, US FoodserviceTM, and other distributors.

Product Supply

Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with our rigorous coffee standards, we control coffee purchasing, roasting and packaging, and the global distribution of coffee used in our operations. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards, for our many blends and single origin coffees.

The price of coffee is subject to significant volatility. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a substantial premium above commodity coffee prices. Both the premium and the “C” coffee commodity price depend upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. Price is also impacted by trading activities in the arabica coffee futures market, including hedge funds and commodity index funds. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.

To help ensure sustainability and future supply of high-quality green coffees and to reinforce our leadership role in the coffee industry, Starbucks operates Farmer Support Centers in Costa Rica and Rwanda. The Farmer Support Centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields.

We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to select a date on which to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. As of October 3, 2010, we had a total of $557 million in purchase commitments, of which $401 million represented the estimated cost of price-to-be-fixed contracts. All price-to-be-fixed contracts as of October 3, 2010 were at the Company’s option to fix the base “C” coffee commodity price component. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2011.

We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.

In addition to coffee, we also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Starbucks highest volumes of dairy purchases are in the US, Canada and the UK. For these markets, we purchase substantially all of our fluid milk requirements from six dairy suppliers. We believe, based on relationships established with these suppliers, that the risk of non-delivery of sufficient fluid milk to support these retail businesses is remote.

Products other than whole bean coffees and coffee beverages sold in Starbucks retail stores are obtained through a number of different channels. Beverage ingredients other than coffee and milk, including leaf teas as well as our selection of ready-to-drink beverages, are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as fresh pastries, breakfast sandwiches and lunch items, are purchased from national, regional and local sources. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail stores as well as our manufacturing and distribution operations. We believe, based on relationships established with these suppliers and manufacturers, that the risk of non-delivery is remote.

Competition

Our primary competitors for coffee beverage sales are quick-service restaurants and specialty coffee shops. In almost all markets in which we do business, there are numerous competitors in the specialty coffee beverage business. We believe that our customers choose among specialty coffee retailers primarily on the basis of product quality, service and convenience, as well as price. We continue to experience direct competition from large competitors in the US quick-service restaurant sector and continue to face competition from well-established companies in many international markets and in the US ready-to-drink coffee beverage market.

Our whole bean coffees, ground packaged coffees, Tazo® teas, and Starbucks VIA® Ready Brew compete directly against specialty coffees and teas sold through supermarkets, club stores and specialty retailers. Our whole bean coffees, coffee beverages, and Starbucks VIA® Ready Brew compete indirectly against all other coffees on the market. Starbucks specialty operations face significant competition from established wholesale and mail order suppliers, some of whom have greater financial and marketing resources than we do.

Starbucks also faces competition from both restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.

Patents, Trademarks, Copyrights and Domain Names

Starbucks owns and has applied to register numerous trademarks and service marks in the US and in many additional countries throughout the world. Some of our trademarks, including Starbucks®, the Starbucks® logo, Seattle’s Best Coffee®, Frappuccino®, Starbucks VIA® Ready Brew and Tazo® are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com”, “Starbucks.net”, and “Seattlesbest.com.”

Research and Development

Our research and development teams are responsible for the technical development of food and beverage products and new equipment. We spent approximately $9 million, $7 million and $7 million during fiscal 2010, 2009 and 2008, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. Cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Cards are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results can be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees

Starbucks employed approximately 137,000 people worldwide as of October 3, 2010. In the US, Starbucks employed approximately 107,000 people, with 101,000 in company-operated retail stores and the remainder in administrative and regional offices, and store development, roasting and warehousing operations. Approximately 30,000 employees were employed outside of the US, with 29,000 in company-operated retail stores and the remainder in regional support facilities and roasting and warehousing operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.

Executive officers of the registrant

Name	Age	Position
Howard Schultz	57	chairman, president and chief executive officer
Cliff Burrows	51	president, Starbucks Coffee US
John Culver	50	president, Starbucks Coffee International
Jeff Hansberry	46	president, Global Consumer Products and Foodservice
Michelle Gass	42	president, Seattle’s Best Coffee
Arthur Rubinfeld	57	president, Global Development
Annie Young-Scrivner	41	chief marketing officer
Troy Alstead	47	chief financial officer and chief administrative officer
Paula E. Boggs	51	executive vice president, general counsel and secretary
Peter D. Gibbons	49	executive vice president, Global Supply Chain Operations
Kalen Holmes	44	executive vice president, Partner Resources
Stephen Gillett	34	executive vice president, chief information officer and GM Digital Ventures
Vivek Varma	44	executive vice president, Public Affairs

Howard Schultz is the founder of Starbucks and serves as the chairman, president and chief executive officer. Mr. Schultz has served as chairman of the board since Starbucks inception in 1985 and he resumed his role as president and chief executive officer in January 2008. From June 2000 to February 2005, Mr. Schultz held the title of chief global strategist. From November 1985 to June 2000, he served as chief executive officer. From November 1985 to June 1994, Mr. Schultz also served as president.

Cliff Burrows joined Starbucks in April 2001 and has served as president, Starbucks Coffee US since March 2008. Mr. Burrows served as president, Europe, Middle East and Africa (EMEA) from April 2006 to March 2008. He served as vice president and managing director, UK prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and house wares retailer.

John Culver joined Starbucks in August 2002 and has served as president, Starbucks Coffee International since December 2009. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007.

Jeff Hansberry joined Starbucks in June 2010 as president, Global Consumer Products and Foodservice. Prior to joining Starbucks, Mr. Hansberry served as vice president and general manager, Popular BU for E. & J. Gallo Winery, a family-owned winery, from November 2008 to May 2010. From September 2007 to November 2008, Mr. Hansberry served as vice president and general manager, Value BU, and from April 2005 to August 2007, he served as vice president and general manager Asia, for E. & J. Gallo Winery. Prior to E. & J. Gallo, Mr. Hansberry held various positions with Procter & Gamble.

Michelle Gass joined Starbucks in 1996 and has served as the president, Seattle’s Best Coffee since September 2009. Ms. Gass served as senior vice president, Marketing and Category from July 2008 to November 2008, and then as executive vice president, Marketing and Category from December 2008 to September 2009. Ms. Gass previously served as senior vice president, Global Strategy, Office of the ceo from January 2008 to July 2008, senior vice president, Global Product and Brand from August 2007 to January 2008, senior vice president, and U.S. Category Management from May 2004 to August 2007. Ms. Gass served in a number of other positions with Starbucks prior to 2004.

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

Troy Alstead joined Starbucks in 1992 and has served as chief financial officer and chief administrative officer since November 2008. Mr. Alstead previously served as chief operating officer, Starbucks Greater China from April 2008 to October 2008, senior vice president, Global Finance and Business Operations from August 2007 to April 2008, and senior vice president, Corporate Finance from September 2004 to August 2007. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004.

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

Stephen Gillett joined Starbucks in May 2008 and has served as executive vice president, chief information officer and GM Digital Ventures since May 2010. From May 2008 to May 2010, Mr. Gillett served as senior vice president, chief information officer and general manager, Digital Ventures. Prior to joining Starbucks, Mr. Gillett was CIO and SVP, Engineering for Corbis, a digital media company, from May 2006 to May 2008. From December 2004 to May 2006, Mr. Gillett was Senior Director Engineering with Yahoo!, an internet destination and online media company.

Vivek Varma joined Starbucks in September of 2008, and has served as executive vice president, Public Affairs since May 2010. From September 2008 to May 2010, Mr. Varma served as senior vice president, Public Affairs. Prior to joining Starbucks, Mr. Varma was general manager of communications and public relations for the Platforms and Services Division of Microsoft Corporation, a worldwide provider of software, services and solutions, from April 2006 to September 2008. From January 2002 to April 2006, Mr. Varma served in a number of other positions with Microsoft, including as senior director of corporate communications and public relations in Microsoft’s Corporate Marketing Group.

There are no family relationships among any of our directors or executive officers.

Global Responsibility

We are committed to being a deeply responsible company in the communities where we do business around the world. Our focus is on ethically sourcing high-quality coffee, reducing our environmental impacts and contributing positively to communities. Starbucks Global Responsibility strategy and commitments are integral to our overall business strategy. As a result, we believe we deliver benefits to our stakeholders, including employees, business partners, customers, suppliers, shareholders, community members and others. For an overview of Starbucks Global Responsibility strategy and commitments, please visit www.starbucks.com.

Available Information

Starbucks 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of our website at http://investor.starbucks.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, code of ethics and Board committee charters and policies are also posted on the Investor Relations section of Starbucks website at http://investor.starbucks.com. The information on our website is not part of this or any other report Starbucks files with, or furnishes to, the SEC.

Item 1A.	Risk Factors

You should carefully consider the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected. The risks and factors listed below, however, are not exhaustive. Other sections of this 10-K include additional factors that could materially and adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operation.

•	Our financial condition and results of operations are sensitive to, and may be adversely affected by, a number of factors, many of which are largely outside our control.

Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors set forth below could adversely impact our business, financial condition and/or results of operations:

•	lower customer traffic or average value per transaction, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	customers trading down to lower priced products within Starbucks, and/or shifting to competitors with lower priced products;

•	lack of customer acceptance of new products or price increases necessary to cover costs of new products and/or higher input costs;

•	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending;

•	declines in general consumer demand for specialty coffee products; or

•	adverse impacts resulting from negative publicity regarding our business practices or the health effects of consuming our products;

•	cost increases that are either wholly or partially beyond our control, such as:

•	commodity costs for commodities that can only be partially hedged, such as fluid milk, and high quality arabica coffee;

•	labor costs such as increased health care costs, general market wage levels and workers’ compensation insurance costs;

•	litigation, particularly class action litigation; or

•	construction costs associated with new store openings;

•

any material interruption in our supply chain beyond our control, such as material interruption of roasted coffee supply due to the casualty loss of any of our roasting plants or the failures of third-party suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, or trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions;

•

delays in store openings for reasons beyond our control, or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share;

•	the degree to which we enter into, maintain, develop, and are able to negotiate appropriate terms and conditions, and enforce, commercial and other agreements; and

•	the impact on our business due to labor discord, war, terrorism (including incidents targeting us), political instability and natural disasters.

•	Economic conditions in the US and certain International markets could adversely affect our business and financial results.

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macro-economic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

•	We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include:

•

successfully leveraging Starbucks brand outside the company-operated store base, including an increased focus on international licensed stores, Starbucks VIA® Ready Brew, and the Seattle’s Best Coffee brand;

•	focusing on relevant product innovation and profitable new growth platforms;

•	accelerating the growth of our global consumer products business as we transition from our licensing relationships with Kraft Foods Global, Inc.;

•	balancing disciplined global store growth while meeting target store-level unit economics in a given market; and

•	executing a multi-channel advertising and marketing campaign to effectively communicate our message directly to Starbucks consumers and partners.

•	We face intense competition in each of our channels and markets, which could lead to reduced profitability.

The specialty coffee market is intensely competitive, including with respect to product quality, service, convenience, and price, and we face significant competition in each of our channels and markets. In the US, the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could adversely affect our sales and results of operations. Similarly, continued competition from well-established competitors in our international markets could hinder growth and adversely affect our sales and results of operations in those markets. Increased competition in the US packaged coffee and tea and ready-to-drink coffee beverage markets could adversely affect the profitability of the CPG segment. (See also the discussion under “Competition” in Item 1).

•	We are highly dependent on the financial performance of our US operating segment.

Our financial performance is highly dependent on our US operating segment, which comprised approximately three-quarters of consolidated total net revenues in fiscal 2010. Although the US segment’s operating results have improved significantly, primarily due to our restructuring efforts (substantially completed in 2009) and to improved revenue trends, if the operational improvements are not sustained going forward and/or the revenue trends slow or decline, our business and financial results could be adversely affected.

•	We are increasingly dependent on the success of our International operating segment in order to achieve our growth targets.

Our future growth increasingly depends on the growth and sustained profitability of the International operating segment. Some or all of our International market business units (“MBUs”), which we generally define by the countries or regions in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of our International operating segment may be adversely affected by economic downturns in one or more of our large MBUs. In particular, our Canada, Japan and UK MBUs account for a significant portion of the net revenue and earnings of our International operating segment and a decline in the performance of any of these MBUs could have a material adverse impact on the results of operations of our International operating segment.

Additionally, some factors that will be critical to the success of International MBUs are different than those affecting our US stores and licensees. Tastes naturally vary by region, and consumers in new international markets into which we and our licensees expand may not embrace our products to the same extent as consumers in our existing markets. Occupancy costs and store operating expenses are also sometimes higher internationally than in the US due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our International operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to US operations.

Our International operations are also subject to additional inherent risks of conducting business abroad, such as:

•	foreign currency exchange rate fluctuations;

•	changes or uncertainties in economic, legal, regulatory, social and political conditions in our markets;

•	interpretation and application of laws and regulations;

•

restrictive actions of foreign or US governmental authorities affecting trade and foreign investment, including protective measures such as export and customs duties and tariffs, government intervention favoring local competitors, and restrictions on the level of foreign ownership;

•	import or other business licensing requirements;

•	the enforceability of intellectual property and contract rights;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	in developing economies, the growth rate in the portion of the population achieving targeted levels of disposable income may not be as fast as we forecast;

•

difficulty in staffing, developing and managing foreign operations and supply chain logistics, including ensuring the consistency of product quality and service, due to distance, language and cultural differences;

•	local laws that make it more expensive and complex to negotiate with, retain or terminate employees; and

•

delays in store openings for reasons beyond our control, or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share.

Moreover, many of the foregoing risks are particularly acute in developing countries, which are important to our long-term growth prospects.

•

Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility and, in fiscal 2010, the base “C” coffee commodity price increased markedly. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a substantial premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices (see discussion of “Product Supply” in Item 1 above) and hedging activities, increases in the cost of high-quality arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.

In addition to coffee, we also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Although less material to our operations than coffee or dairy, other commodities including but not limited to those related to food inputs and energy, are important to our operations. Increases in the cost of dairy products and other commodities could have an adverse impact on our profitability.

•	Failure to meet market expectations for our financial performance will likely adversely affect the market price and volatility of our stock.

Failure to meet market expectations going forward, particularly with respect to operating margins, earnings per share, comparable store sales, and net revenues, will likely result in a decline and/or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.

•	A regional or global health pandemic could severely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. Customers might avoid public gathering places, such as our stores, in the event of a health pandemic, and governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in the supply chain and by causing staffing shortages in our stores. The impact of a health pandemic on us might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale, use or license of their products and services.

•	Our success depends substantially on the value of our brands.

We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience and for our corporate social responsibility programs. The Starbucks brand has been highly rated in several global brand value studies. To be successful in the future, particularly outside of US, where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Even isolated business incidents that erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value. Consumer demand for our products and our brand equity could diminish significantly if we fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner or fail to deliver a consistently positive consumer experience in each of our markets.

•	Our business depends in large part on the success of our business partners and suppliers, and our brand and reputation may be harmed by actions taken by third parties that are outside of our control.

Our business strategy, including our plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of business partners, and licensee and partnership relationships, particularly in our International markets. Licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our licensees as they do from us and we strive to ensure customers have the same experience whether they visit a company-operated or licensed store. Any shortcoming of a Starbucks business partner, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations.

Our products and, in particular, our coffee and tea products, are sourced from a wide variety of domestic and international business partners in our supply chain operations. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the US. A vendor or supplier’s failure to meet our standards, provide products in a timely and efficient manner, and comply with applicable laws is beyond our control. These issues could negatively impact our business and profitability.

•	The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact our business and financial results.

Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. We must continue to recruit, retain and motivate management and other employees sufficient both to maintain our current business and to execute our strategic initiatives, some of which involve ongoing expansion in business channels outside of our traditional company-operated store model. Our success also depends substantially on the contributions and abilities of our retail store employees who we rely on to give customers a superior in-store experience. Accordingly, our performance depends on our ability to recruit and retain high quality employees to work in and manage our stores. If we are unable to recruit, retain and motivate employees sufficient to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

•

Adverse public or medical opinions about the health effects of consuming our products, as well as reports of incidents involving food-borne illnesses or food tampering, whether or not accurate, could harm our business.

Some of our products contain caffeine, dairy products, sugar and other active compounds, the health effects of which are the subject of public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other active compounds can lead to a variety of adverse health effects. Particularly in the US, there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we have a variety of beverage and food items, including items that are low in caffeine and calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products.

Similarly, instances or reports, whether true or not, of unclean water supply, food-borne illnesses and food tampering have in the past severely injured the reputations of companies in the food processing, grocery and quick-service restaurant sectors and could in the future affect us as well. Any report linking us to the use of unclean water, food-borne illnesses or food tampering could damage our brand value and severely hurt sales of our beverages and food products, and possibly lead to product liability claims. Clean water is critical to the preparation of specialty coffee beverages and our ability to ensure a clean water supply to our stores can be limited, particularly in some international locations. If customers become ill from food-borne illnesses, we could also be forced to temporarily close some stores. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants or stores of competitors, could, by resulting in negative publicity about the foodservice industry, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our stores, could materially harm our business and results of operations.

•	Effectively managing growth is challenging and places significant strain on our management and employees and our operational, financial, and other resources.

Effectively managing growth can be challenging, particularly as we continue to expand into new channels outside the retail store model, increase our focus on our global consumer products business, and expand into new markets internationally where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high quality raw materials, to locate and hire sufficient numbers of key employees to meet our financial targets, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience.

•	If we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time we may evaluate potential acquisitions, divestitures, or joint ventures with third parties. These transactions create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel;

•	operating losses and expenses of the businesses we acquire or in which we invest;

•	the potential impairment of tangible assets, intangible assets and goodwill acquired in the acquisitions;

•	the difficulty of incorporating an acquired business into our business and unanticipated expenses related to such integration; and

•	potential unknown liabilities associated with a business we acquire or in which we invest

In the event of any future acquisitions, we might need to issue additional equity securities, spend our cash, incur debt, or take on contingent liabilities, any of which could reduce our profitability and harm our business.

•

We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business.

We rely heavily on information technology systems across our operations, including for management of our supply chain, point-of-sale processing in our stores, Starbucks Cards, online business and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, and significant capital investments could be required to remediate the problem.

•	Failure to comply with applicable laws and regulations could harm our business and financial results.

Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable labor laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional legal and regulatory requirements, our ongoing expansion into new markets and new channels, together with the fact that foreign laws occasionally conflict with domestic laws. Failure to comply with the various laws and regulations as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.

•	Deterioration in operating performance could lead to increased leverage, which may harm our financial condition and results of operations.

Any reduction in cash flow relative to the level of our financial obligations would result in an increase in leverage. Any increase in leverage could lead to deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing. In addition, an increase in leverage could raise the likelihood of a financial covenant breach which in turn could limit our access to existing funding under our credit facility.

Our ability to satisfy our operating lease obligations and make payments of principal and interest on our indebtedness depends on our future performance. Should we experience deterioration in operating performance, we will have less cash flow available to meet these obligations. In addition, if such deterioration were to lead to the closure of underperforming stores, we would need to fund the costs of terminating store leases. If we are unable to generate sufficient cash flow from operations in the future to satisfy these financial obligations, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	discontinue our common stock dividend; or

•	reduce or delay planned capital or operating expenditures.

Such measures might not be sufficient to enable us to satisfy our financial obligations. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The significant properties used by Starbucks in connection with its roasting and distribution operations are as follows:

Location	Approximate Size in Square Feet	Owned or Leased	Purpose
Auburn, WA	491,000	Leased	Warehouse and distribution
Kent, WA	332,000	Owned	Roasting and distribution
Kent, WA	215,000	Leased	Warehouse
Renton, WA	125,000	Leased	Warehouse
York County, PA	450,000	Owned	Roasting and distribution
York County, PA	298,000	Owned	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Sandy Run, SC	117,000	Owned	Roasting and distribution
Portland, OR	68,000	Leased	Warehouse
Atlanta, GA	32,000	Leased	Warehouse and distribution
Basildon, United Kingdom	142,000	Leased	Warehouse and distribution
Amsterdam, Netherlands	97,000	Leased	Roasting and distribution

We lease approximately 1.0 million square feet of office space in Seattle, Washington for corporate administrative purposes. Also in Seattle, Washington, we own a 205,000 square foot office building (previously occupied by us, but now leased to other parties) and an adjacent 285,000 square foot office building, which is currently being marketed for lease.

As of October 3, 2010, Starbucks had more than 8,800 company-operated retail stores, almost all of which are leased. We also lease space in various locations for regional, district and other administrative offices, training facilities and storage.

Item 3.	Legal Proceedings

See discussion of Legal Proceedings in Note 17 to the consolidated financial statements included in Item 8 of this Report.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

MARKET INFORMATION AND DIVIDEND POLICY

Starbucks common stock is traded on NASDAQ, under the symbol “SBUX.”

The following table shows the quarterly high and low closing sale prices per share of Starbucks common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated:

	High	Low	Cash Dividends Declared
2010:
Fourth Quarter	$26.39	$22.82	$0.13
Third Quarter	28.09	24.24	0.13
Second Quarter	25.56	21.70	0.10
First Quarter	23.74	18.74	0.00
2009:
Fourth Quarter	$20.76	$12.97	$0.00
Third Quarter	15.30	11.11	0.00
Second Quarter	12.39	8.27	0.00
First Quarter	14.87	7.17	0.00

As of November 12, 2010, we had approximately 21,700 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, and other such factors that the Board of Directors considers relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding repurchases of our common stock during the 14-week period ended October 3, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period(1)
June 28, 2010 — July 25, 2010	4,487,620	$24.97	4,487,620	10,095,392
July 26, 2010 — August 22, 2010	0	0	0	10,095,392
August 23, 2010 — October 3, 2010	0	0	0	10,095,392

Total	4,487,620	$24.97	4,487,620

(1)	Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2010.

(2)

The share repurchase program is conducted under authorizations made from time to time by the Board of Directors. The Board of Directors initially authorized the repurchase of 25 million shares of common stock (publicly announced on May 3, 2007) and later authorized additional repurchases of up to 5 million additional shares (publicly announced on January 30, 2008) and 15 million shares (publicly announced March 24, 2010). These authorizations have no expiration date. Subsequent to year end, on November 15, 2010 we announced an additional share repurchase authorization made by the Board of Directors in the amount of up to 10 million shares in addition to the 10 million remaining under the previous programs.

Performance Comparison Graph

The following graph depicts the total return to shareholders from October 2, 2005 through October 3, 2010, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of October 2, 2005, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	10/2/05	10/1/06	9/30/07	9/28/08	9/27/09	10/3/10
Starbucks Corporation	$100.00	$135.93	$104.59	$59.72	$79.16	$104.52
S&P 500	$100.00	$110.79	$129.01	$100.66	$93.70	$103.22
NASDAQ Composite	$100.00	$106.39	$127.37	$96.70	$100.00	$112.86
S&P Consumer Discretionary	$100.00	$108.85	$115.75	$89.81	$89.76	$110.97

Item 6.	Selected Financial Data

In millions, except earnings per share and store information

The following selected financial data are derived from the consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the consolidated financial statements and notes.

As of and for the Fiscal Year Ended(1)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)	Sep 28, 2008 (52 Wks)	Sep 30, 2007 (52 Wks)	Oct 1, 2006 (52 Wks)
RESULTS OF OPERATIONS
Net revenues:
Company-operated retail	$8,963.5	$8,180.1	$8,771.9	$7,998.3	$6,583.1
Specialty:
Licensing	1,340.9	1,222.3	1,171.6	1,026.3	860.6
Foodservice and other	403.0	372.2	439.5	386.9	343.2

Total specialty	1,743.9	1,594.5	1,611.1	1,413.2	1,203.8

Total net revenues	$10,707.4	$9,774.6	$10,383.0	$9,411.5	$7,786.9

Operating income(2)	$1,419.4	$562.0	$503.9	$1,053.9	$894.0
Earnings before cumulative effect of change in accounting principle	948.3	391.5	311.7	673.7	582.5
Cumulative effect of accounting change for asset retirement obligations, net of taxes	0.0	0.0	0.0	0.0	17.2
Net earnings including noncontrolling interests	$948.3	$391.5	$311.7	$673.7	$565.3
Net earnings (loss) attributable to noncontrolling interests	2.7	0.7	(3.8)	1.1	1.0
Net earnings attributable to Starbucks	$945.6	$390.8	$315.5	$672.6	$564.3
Earnings per common share before cumulative effect of change in accounting principle — diluted (“EPS”)	$1.24	$0.52	$0.43	$0.87	$0.73
Cumulative effect of accounting change for asset retirement obligations, net of taxes — per common share	0.00	0.00	0.00	0.00	0.02
EPS — diluted	$1.24	$0.52	$0.43	$0.87	$0.71
Cash dividends declared per share	$0.36	$0.00	$0.00	$0.00	$0.00
Net cash provided by operating activities	$1,704.9	$1,389.0	$1,258.7	$1,331.2	$1,131.6
Capital expenditures (additions to property, plant and equipment)	$440.7	$445.6	$984.5	$1,080.3	$771.2
BALANCE SHEET
Total assets	$6,385.9	$5,576.8	$5,672.6	$5,343.9	$4,428.9
Short-term borrowings	0.0	0.0	713.0	710.3	700.0
Long-term debt (including current portion)	549.4	549.5	550.3	550.9	2.7
Shareholders’ equity	$3,674.7	$3,045.7	$2,490.9	$2,284.1	$2,228.5
STORE INFORMATION
Percentage change in comparable store sales(3)
United States	7%	(6)%	(5)%	4%	7%
International	6%	(2)%	2%	7%	8%
Consolidated	7%	(6)%	(3)%	5%	7%
Net stores opened (closed) during the year:
United States
Company — operated stores	(57)	(474)	445	1,065	810
Licensed stores	60	35	438	723	733
International
Company — operated stores	(15)	103	253	302	250
Licensed stores	235	291	533	481	406

Total	223	(45)	1,669	2,571	2,199

As of and for the Fiscal Year Ended(1)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)	Sep 28, 2008 (52 Wks)	Sep 30, 2007 (52 Wks)	Oct 1, 2006 (52 Wks)
Stores open at year end:
United States
Company-operated stores	6,707	6,764	7,238	6,793	5,728
Licensed stores	4,424	4,364	4,329	3,891	3,168
International
Company-operated stores	2,126	2,141	2,038	1,785	1,483
Licensed stores	3,601	3,366	3,075	2,542	2,061

Total	16,858	16,635	16,680	15,011	12,440

(1)	Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2010, included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

(2)	Fiscal 2010, 2009, and 2008 results include pretax restructuring charges of $53.0 million, $332.4 million, and $266.9 million, respectively.

(3)	Includes only Starbucks company-operated retail stores open 13 months or longer. For fiscal year 2010, comparable store sales percentages were calculated excluding the 53rd week.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Starbucks Corporation’s fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2010 included 53 weeks with the 53rd week falling in our fourth fiscal quarter. Fiscal years ended on September 27, 2009 and September 28, 2008 both included 52 weeks. Comparable store sales percentages below are calculated excluding the 53rd week. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

Financial Highlights

•

Consolidated operating income was $1.4 billion for fiscal 2010 compared to $562 million in fiscal 2009, and the operating margin increased to 13.3% compared to 5.7% in fiscal 2009. The operating margin expansion was driven by increased sales leverage and the continued benefits from operational efficiencies. Comparable store sales growth at company-operated stores was 7% in fiscal 2010 compared to a decline of 6% in fiscal 2009. Lower restructuring charges in fiscal 2010 compared to the prior year also contributed approximately 290 basis points of the increase in operating margin.

•

EPS for fiscal 2010 was $1.24, compared to EPS of $0.52 reported in fiscal 2009, with the increase driven by the improved sales leverage and the continued benefits from operational efficiencies. Restructuring charges impacted EPS by approximately $0.04 per share in fiscal 2010 and approximately $0.28 in fiscal 2009.

•

Cash flow from operations was $1.7 billion in fiscal 2010 compared to $1.4 billion in fiscal 2009, and capital expenditures were approximately $440 million in both fiscal years. Available operating cash flow after capital expenditures during fiscal 2010 was directed at returning approximately $460 million of cash to our shareholders via share repurchases and dividends, and investing in short term investment grade securities.

Overview

Starbucks results for fiscal 2010 demonstrate the ongoing success of our efforts over the last two years to improve the health of our core business and to position the Company for sustained, profitable growth into the future. Strong comparable stores sales growth of 7% for the year (US 7% and International 6%), combined with a more efficient operating structure drove increased sales leverage and resulted in higher operating margins and net earnings. The operational improvements implemented throughout fiscal 2009 in our supply chain and company-operated stores have driven reduced product costs and store waste as well as in-store labor savings, concurrent with improved customer satisfaction scores. These improvements were partially offset by higher performance based compensation expenses in fiscal 2010 and by higher marketing expenses to support the launch of Starbucks VIA® Ready Brew in the grocery channel and the introduction of our new customizable Frappuccino® blended beverage. In our US business we will continue to refine our store efficiency efforts while pursuing a consistently high level of customer satisfaction.

While the reinvigorated US business has been the primary driver of Starbucks improved consolidated financial results, the profitability of our international business continues to improve, driven primarily by increased sales leverage and supply chain efficiencies. Our management continues to focus on our international business by leveraging the valuable lessons learned in the US. We intend to capitalize on the large expansion opportunities that exist outside the US, including continued growth and scale in our more mature existing markets, and emphasis on expansion in key emerging markets like China and Brazil.

Our global consumer products group (“CPG”) represents another important profitable growth opportunity for us as we accelerate both product innovation and distribution. We are aggressively pursuing the opportunities beyond our more traditional store experience to offer consumers new coffee products in multiple forms, across new categories, and through diverse channels, leveraging our strong brand and established retail store base. Examples include the ongoing expansion of our successful Starbucks VIA® Ready Brew product and the ongoing growth in points of distribution for Seattle’s Best Coffee.

Starbucks continues to generate strong operating cash flows, which provide us the financial flexibility to continue disciplined investment and spending in both our core business and new growth platforms, while also returning cash to shareholders. We generated $1.7 billion of operating cash flow in fiscal 2010 and finished the year with $1.4 billion in cash and short-term investments and no short-term debt. In fiscal 2010 we returned approximately $460 million of cash to our shareholders via share repurchases and dividends.

Fiscal 2011 — The View Ahead

•

For fiscal 2011, we expect revenues to grow in the mid-to-high single digits based on a 52-week comparable year, driven by low to mid single-digit comparable store sales growth. We plan to open approximately 500 net new stores globally in fiscal 2011; approximately 100 in the U.S. and approximately 400 internationally, the majority of which are expected to be licensed stores.

•

We expect modest improvement in our consolidated operating margin in fiscal 2011 compared to the prior year, given our current revenue expectations, our anticipation of no restructuring charges in fiscal 2011, along with ongoing marketing spend for Starbucks VIA® Ready Brew and higher coffee commodity costs.

•	We expect capital expenditures to be approximately $550 million to $600 million for the full year.

Operating Segment Overview

Starbucks has three reportable operating segments: US, International, and CPG. In the fourth fiscal quarter of 2010, we changed the composition of our reportable segments by creating a Seattle’s Best Coffee operating segment and reporting it with our unallocated corporate expenses and Digital Ventures in Other. Financial information for Seattle’s Best Coffee was previously reported within the US, International, and CPG segments.

The US and International segments both include company-operated retail stores and licensed retail stores. Licensed stores generally have a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in its share of costs as these are primarily borne by the licensee. The International segment has a higher relative share of licensed stores versus company-operated compared to the US segment; however, the US segment has been operating significantly longer than the International segment and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the more mature US segment has significantly more stores, and higher total revenues than the International segment. Average sales per store are also higher in the US due to various factors including length of time in market and local income levels. Further, certain market costs, particularly occupancy costs, are lower in the US segment compared to the average for the International segment, which comprises a more diverse group of operations. As a result of the relative strength of the brand in the US segment, the number of stores, the higher unit volumes, and the lower market costs, the US segment, despite its higher relative percentage of company-operated stores, has a higher operating margin, excluding restructuring costs, than the less-developed International segment.

Starbucks International store base continues to expand and as we continue to focus on achieving sustainable growth from established international markets while at the same time investing in emerging markets, such as China and Brazil. Newer international markets require a more extensive support organization, relative to the current levels of revenue and operating income.

The CPG segment includes packaged coffee and tea and other branded products operations worldwide, and the US foodservice business. For over ten years through licensing relationships with Kraft Foods Global, Inc., we have sold a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft has managed the distribution, marketing, advertising and promotion of these products. In the first quarter of fiscal 2011, Starbucks notified Kraft that we are discontinuing our licensing relationships. We intend to work closely with Kraft to ensure an orderly transition. We also sell packaged coffee and tea internationally directly to warehouse club stores, such as Costco Wholesale Corporation.

Our CPG segment also includes ready-to-drink beverages which are manufactured and distributed through The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company. In the CPG segment, most of the customer revenues from the packaged coffee and ready-to-drink products are recognized as revenues by the licensed or joint venture business partner. Royalties and payments from our licensing agreements are recorded under licensing revenue, and the proportionate share of the results of the joint venture are included, on a net basis, in income from equity investees on the consolidated statements of earnings. The US foodservice business sells coffee and other related products to institutional foodservice companies with the majority of its sales through national broadline distribution networks. The CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to the other two reporting segments, which consist primarily of retail stores.

Acquisitions

See Note 18 to the consolidated financial statements in this 10-K.

RESULTS OF OPERATIONS — FISCAL 2010 COMPARED TO FISCAL 2009

Consolidated results of operations (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	% Change	Oct 3, 2010	Sep 27, 2009
				% of Total Net Revenues
Net revenues:
Company-operated retail	$8,963.5	$8,180.1	9.6%	83.7%	83.7%
Specialty:
Licensing	1,340.9	1,222.3	9.7%	12.5%	12.5%
Foodservice and other	403.0	372.2	8.3%	3.8%	3.8%

Total specialty	1,743.9	1,594.5	9.4%	16.3%	16.3%

Total net revenues	$10,707.4	$9,774.6	9.5%	100.0%	100.0%

Consolidated net revenues were $10.7 billion for fiscal 2010, an increase of 9.5% over fiscal 2009. The increase was primarily due to an increase in company-operated retail revenues driven by a 7% increase in global comparable stores sales (contributing approximately $551 million). The increase in comparable store sales was due to a 4% increase in number of transactions (contributing approximately $298 million) and a 3% increase in average value per transaction (contributing approximately $253 million). Also contributing to the increase in revenues was the extra week in fiscal 2010 (approximately $207 million), foreign currency translation resulting from the weakening of the US dollar primarily in relation to the Canadian dollar (approximately $101 million), and the effect of consolidating our previous joint venture in France (approximately $87 million). This increase was partially offset by a net decrease of 72 company-operated stores from fiscal 2009 (approximately $119 million).

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009
			% of Total Net Revenues
Cost of sales including occupancy costs	$4,458.6	$4,324.9	41.6%	44.2%
Store operating expenses	3,551.4	3,425.1	33.2%	35.0%
Other operating expenses	293.2	264.4	2.7%	2.7%
Depreciation and amortization expenses	510.4	534.7	4.8%	5.5%
General and administrative expenses	569.5	453.0	5.3%	4.6%
Restructuring charges	53.0	332.4	0.5%	3.4%

Total operating expenses	9,436.1	9,334.5	88.1%	95.5%
Income from equity investees	148.1	121.9	1.4%	1.2%

Operating income	$1,419.4	$562.0	13.3%	5.7%
Supplemental ratios as a % of related revenues:
Store operating expenses			39.6%	41.9%
Other operating expenses			16.8%	16.6%

Cost of sales including occupancy costs as a percentage of total revenues decreased 260 basis points. The decrease was primarily driven by supply chain efficiencies which contributed to lower food costs (approximately 70 basis points) and lower beverage and paper packaging product costs (approximately 50 basis points). Also contributing to the decrease were lower occupancy costs as a percentage of total net revenues (approximately 80 basis points) primarily due to sales leverage.

Store operating expenses as a percentage of company-operated retail revenues decreased 230 basis points primarily due to increased sales leverage from increased revenues.

Restructuring charges include lease exit and related costs associated with the actions to rationalize our global store portfolio and reduce the global cost structure in fiscal 2009 and 2008. The restructuring charges incurred in fiscal 2010 reflect charges incurred on the previously announced store closures. With the previously-announced store closures essentially complete, we do not expect to report any further restructuring costs related to these activities.

Partially offsetting these favorable fluctuations were increased advertising costs included primarily in other operating expenses and higher performance based compensation expenses, which drove the 70 basis point increase in general and administrative expenses as a percentage of revenues.

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009
			% of Total Net Revenues
Operating income	$1,419.4	$562.0	13.3%	5.7%
Interest income and other, net	50.3	37.0	0.5%	0.4%
Interest expense	(32.7)	(39.1)	(0.3)%	(0.4)%

Earnings before income taxes	1,437.0	559.9	13.4%	5.7%
Income taxes	488.7	168.4	4.6%	1.7%

Net earnings including noncontrolling interests	948.3	391.5	8.9%	4.0%
Net earnings (loss) attributable to noncontrolling interests	2.7	0.7	0	0

Net earnings attributable to Starbucks	$945.6	$390.8	8.8%	4.0%

Effective tax rate including noncontrolling interests			34.0%	30.1%

Net interest income and other increased $13 million over the prior period. The increase was driven by the impact of an accounting gain recorded in the first quarter of fiscal 2010 related to our acquisition of a controlling interest in our previous joint venture operations in France. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the carrying value of the previously held joint venture interest was adjusted to fair value upon the acquisition of the controlling interest. Also contributing to the increase were favorable fluctuations in unrealized holding gains on our trading securities portfolio of approximately $10 million. The trading securities approximate a portion of the Company’s liability under the Management Deferred Compensation Plan (“MDCP”). The MDCP liability also increases and decreases with changes in investment performance, with this offsetting impact recorded in general and administrative expenses on the consolidated statements of earnings. This favorability was partially offset by unfavorable foreign currency fluctuations (approximately $11 million), which relate primarily to the revaluation of certain trade payables and receivables.

Income taxes for the fiscal year ended 2010 resulted in an effective tax rate of 34.0% compared to 30.1% for fiscal 2009. The lower rate in fiscal 2009 was primarily due to the benefits recognized for retroactive tax credits and an audit settlement. The effective tax rate for fiscal 2011 is expected to be in the range of 34% to 35%.

Operating Segments

The following tables summarize the Company’s results of operations by segment for fiscal 2010 and 2009 (in millions).

United States

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009
			As a % of US Total Net Revenues
Total net revenues	$7,560.4	$7,061.7	100.0%	100.0%
Cost of sales including occupancy costs	$2,906.1	$2,941.4	38.4%	41.7%
Store operating expenses	2,831.9	2,815.1	37.5%	39.9%
Other operating expenses	55.6	66.6	0.7%	0.9%
Depreciation and amortization expenses	350.7	377.9	4.6%	5.4%
General and administrative expenses	97.8	84.8	1.3%	1.2%
Restructuring charges	27.2	246.3	0.4%	3.5%

Total operating expenses	6,269.3	6,532.1	82.9%	92.5%
Income from equity investees	0.0	0.5	0.0%	0.0%

Operating income	$1,291.1	$530.1	17.1%	7.5%

Supplemental ratios as a % of related revenues:
Store operating expenses			40.3%	42.8%
Other operating expenses			10.5%	13.6%

US net revenues increased primarily due to an increase in company-operated retail revenues of 7%. This increase is primarily due to a 7% increase in comparable store sales (contributing approximately $452 million), comprised of a 3% increase in transactions (contributing approximately $222 million), and a 4% increase in average value per transaction (contributing approximately $230 million). Also contributing to the increase in total net revenues was the extra week in fiscal 2010 (approximately $143 million), partially offset by a net decrease of 57 company-operated stores from fiscal 2009 (approximately $125 million).

Cost of sales including occupancy costs as a percentage of total revenues decreased by 330 basis points over the prior year. The decrease was primarily driven by supply chain efficiencies which contributed to lower food costs (approximately 90 basis points) and lower beverage and paper packaging product costs (approximately 60 basis points). Also contributing to the decrease were lower occupancy costs as a percentage of total net revenues (approximately 100 basis points) primarily due to sales leverage.

Store operating expenses as a percent of related retail revenues decreased 250 basis points primarily due to increased sales leverage.

Restructuring charges include lease exit and related costs associated with the actions to rationalize our global store portfolio. Restructuring charges in fiscal 2010 decreased $219 million from 2009 due to the completion of our restructuring efforts in the US during the current year.

International

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009
			As a % of International Total Net Revenues
Total net revenues	$2,288.8	$1,914.3	100.0%	100.0%
Cost of sales including occupancy costs	$1,078.2	$961.3	47.1%	50.2%
Store operating expenses	719.5	610.0	31.4%	31.9%
Other operating expenses	85.7	71.2	3.7%	3.7%
Depreciation and amortization expenses	108.6	102.2	4.7%	5.3%
General and administrative expenses	126.6	105.0	5.5%	5.5%
Restructuring charges	25.8	27.0	1.1%	1.4%

Total operating expenses	2,144.4	1,876.7	93.7%	98.0%
Income from equity investees	80.8	53.6	3.5%	2.8%

Operating income	$225.2	$91.2	9.8%	4.8%

Supplemental ratios as a % of related revenues:
Store operating expenses			37.2%	37.9%
Other operating expenses			24.0%	23.2%

International net revenues increased due to foreign currency translation resulting from the weakening of the US dollar primarily in relation to the Canadian dollar (approximately $101 million), comparable store sales of 6% (contributing approximately $99 million), the effect of consolidating our previous joint venture in France (approximately $87 million), and the extra week in fiscal 2010 (approximately $45 million). The increase in comparable store sales was due to a 5% increase in transactions (contributing approximately $78 million), and a 1% increase in average value per transaction (contributing approximately $21 million).

Cost of sales including occupancy costs as a percentage of total revenues decreased by 310 basis points compared to the prior year. The decrease was primarily driven by lower costs for food and beverage components resulting from supply chain efficiencies (approximately 120 basis points). Also contributing to the decrease were lower occupancy costs as a percentage of total net revenues (approximately 120 basis points) primarily due to sales leverage.

Store operating expenses as a percent of related retail revenues decreased 70 basis points primarily due to reduced impairments in fiscal 2010 compared to fiscal 2009.

Restructuring charges include lease exit and related costs associated with the actions to rationalize our global store portfolio. Restructuring charges in fiscal 2010 decreased slightly from 2009 due to the completion of our restructuring efforts internationally by the end of the current year.

Global Consumer Products Group

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009
			As a % of CPG Total Net Revenues
Total specialty revenues	$707.4	$674.4	100.0%	100.0%
Cost of sales	$384.9	$350.5	54.4%	52.0%
Other operating expenses	117.0	95.3	16.5%	14.1%
Depreciation and amortization expenses	3.7	4.8	0.5%	0.7%
General and administrative expenses	11.0	8.8	1.6%	1.3%
Restructuring charges	0.0	1.0	0.0%	0.1%

Total operating expenses	516.6	460.4	73.0%	68.3%
Income from equity investees	70.6	67.8	10.0%	10.1%

Operating income	$261.4	$281.8	37.0%	41.8%

CPG net revenues increased primarily due to the launch of Starbucks VIA® Ready Brew (approximately $22 million) and the extra week in fiscal 2010 (approximately $16 million).

Operating margin decreased 480 basis points over the prior year due primarily to increased Starbucks VIA® Ready Brew launch expenses.

Other

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	% Change
Total specialty revenues	$150.8	$124.2	21.4%
Cost of sales	$89.4	$71.7	24.7%
Other operating expenses	34.9	31.3	11.5%
Depreciation and amortization expenses	47.4	49.8	(4.8)%
General and administrative expenses	334.1	254.4	31.3%
Restructuring charges	0.0	58.1	(100.0)%

Total operating expenses	505.8	465.3	8.7%
Loss from equity investee	(3.3)	0.0	nm

Operating loss	$(358.3)	$(341.1)	5.0%

Substantially all of net revenues in Other are generated from the Seattle’s Best Coffee operating segment. The increase in revenues for Seattle’s Best Coffee was primarily due to sales to new national accounts (contributing approximately $13 million).

Operating expenses included in Other relate to Seattle’s Best Coffee and Digital Ventures as well as expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. Total operating expenses increased $40.5 million primarily as a result of increased general and administrative expenses ($80 million) primarily due to higher performance-based compensation in 2010. This increase was partially offset by a decrease of $58 million in restructuring charges due to the completion of our restructuring activities within the non-store support organization.

RESULTS OF OPERATIONS — FISCAL 2009 COMPARED TO FISCAL 2008

Consolidated results of operations (in millions):

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	% Change	Sep 27, 2009	Sep 28, 2008
				% of Total Net Revenues
Net revenues:
Company-operated retail	$8,180.1	$8,771.9	(6.7)%	83.7%	84.5%
Specialty:
Licensing	1,222.3	1,171.6	4.3%	12.5%	11.3%
Foodservice and other	372.2	439.5	(15.3)%	3.8%	4.2%

Total specialty	1,594.5	1,611.1	(1.0)%	16.3%	15.5%

Total net revenues	$9,774.6	$10,383.0	(5.9)%	100.0%	100.0%

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

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 27, 2009	Sep 28, 2008
			% of Total Net Revenues
Cost of sales including occupancy costs	$4,324.9	$4,645.3	44.2%	44.7%
Store operating expenses	3,425.1	3,745.1	35.0%	36.1%
Other operating expenses	264.4	330.1	2.7%	3.2%
Depreciation and amortization expenses	534.7	549.3	5.5%	5.3%
General and administrative expenses	453.0	456.0	4.6%	4.4%
Restructuring charges	332.4	266.9	3.4%	2.6%

Total operating expenses	9,334.5	9,992.7	95.5%	96.2%
Income from equity investees	121.9	113.6	1.2%	1.1%

Operating income	$562.0	$503.9	5.7%	4.9%
Supplemental ratios as a % of related revenues:
Store operating expenses			41.9%	42.7%
Other operating expenses			16.6%	20.5%

Cost of sales including occupancy costs decreased as a percentage of revenues primarily due to the implementation of in-store operational efficiencies designed to reduce product waste, and due to lower dairy costs in the US, partially offset by higher coffee costs.

Store operating expenses as a percentage of company-operated retail revenues decreased primarily due to reduced headcount and spending in the regional support organization as a result of our restructuring efforts, and the effect of initiatives to improve store labor efficiencies.

Restructuring charges include lease exit and related costs associated with the actions to rationalize our global store portfolio and reduce the global cost structure.

Operating margin expansion was primarily due to the improved labor efficiency and reduced product waste in company-operated stores, partially offset by increased restructuring charges.

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 27, 2009	Sep 28, 2008
			% of Total Net Revenues
Operating income	$562.0	$503.9	5.7%	4.9%
Interest income and other, net	37.0	5.2	0.4%	0.1%
Interest expense	(39.1)	(53.4)	(0.4)%	(0.5)%

Earnings before income taxes	559.9	455.7	5.7%	4.4%
Income taxes	168.4	144.0	1.7%	1.4%

Net earnings including noncontrolling interests	391.5	311.7	4.0	3.0
Net earnings (loss) attributable to noncontrolling interests	0.7	(3.8)	0	0

Net earnings attributable to Starbucks	$390.8	$315.5	4.0%	3.0%

Effective tax rate including noncontrolling interests			30.1%	31.6%

Net interest income and other increased due primarily to the impact of foreign currency fluctuations on certain balance sheet amounts. Also contributing to the increase were lower unrealized market value losses on our trading securities portfolio compared to fiscal 2008. Interest expense decreased due to a lower average balance of short term borrowings and lower average short term borrowing rates in fiscal 2009 compared to the prior year. At the end of fiscal 2009, we had no short term debt.

The relatively low 2009 effective tax rate was primarily due to a tax benefit recognized for retroactive tax credits and an income tax credit related to the settlement of an employment tax audit in fiscal 2009. As a result of the audit settlement, approximately $17 million of expense was recorded in store operating expenses, with an offsetting income tax credit and no impact to net earnings.

United States

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 27, 2009	Sep 28, 2008
			As a % of US Total Net Revenues
Total net revenues	$7,061.7	$7,491.2	100.0%	100.0%
Cost of sales including occupancy costs	$2,941.4	$3,184.1	41.7%	42.5%
Store operating expenses	2,815.1	3,080.9	39.9%	41.1%
Other operating expenses	66.6	95.6	0.9%	1.3%
Depreciation and amortization expenses	377.9	395.1	5.4%	5.3%
General and administrative expenses	84.8	69.3	1.2%	0.9%
Restructuring charges	246.3	210.9	3.5%	2.8%

Total operating expenses	6,532.1	7,035.9	92.5%	93.9%
Income from equity investees	0.5	(1.3)	0.0%	0.0%

Operating income	$530.1	$454.0	7.5%	6.1%

Supplemental ratios as a % of related revenues:
Store operating expenses			42.8%	44.0%
Other operating expenses			13.6%	19.4%

Company-operated retail revenues decreased year over year primarily due to a 6% decrease in comparable store sales, comprised of a 4% decrease in transactions, and a 2% decrease in average value per transaction.

Operating margin expanded primarily due to lower store operating expenses, lower cost of sales including occupancy costs, and lower other operating expenses as a percentage of total revenues. This improvement was primarily due to operational changes designed to improve labor efficiency and reduce product waste in company-operated stores, and to lower non-store support costs. Partially offsetting the favorability were higher restructuring charges during the year. We incurred higher lease exit and related costs due to the higher number of actual store closures compared to the prior year period.

International

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 27, 2009	Sep 28, 2008
			As a % of International Total Net Revenues
Total net revenues	$1,914.3	$2,099.6	100.0%	100.0%
Cost of sales including occupancy costs	$961.3	$1,052.8	50.2%	50.1%
Store operating expenses	610.0	664.2	31.9%	31.6%
Other operating expenses	71.2	87.3	3.7%	4.2%
Depreciation and amortization expenses	102.2	108.6	5.3%	5.2%
General and administrative expenses	105.0	113.0	5.5%	5.4%
Restructuring charges	27.0	19.3	1.4%	0.9%

Total operating expenses	1,876.7	2,045.0	98.0%	97.4%
Income from equity investees	53.6	54.2	2.8%	2.6%

Operating income	$91.2	$108.8	4.8%	5.2%

Supplemental ratios as a % of related revenues:
Store operating expenses			37.9%	37.4%
Other operating expenses			23.2%	26.8%

Company-operated retail revenues decreased primarily due to unfavorable foreign currency exchange rates, particularly for the British pound and Canadian dollar. Partially offsetting the decrease were the net new store openings during the fiscal year.

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

Global Consumer Products Group

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	Sep 27, 2009	Sep 28, 2008
			As a % of CPG Total Net Revenues
Total specialty	$674.4	$680.9	100.0%	100.0%
Cost of sales	$350.5	$344.5	52.0%	50.6%
Other operating expenses	95.3	113.8	14.1%	16.7%
Depreciation and amortization expenses	4.8	5.4	0.7%	0.8%
General and administrative expenses	8.8	7.9	1.3%	1.2%
Restructuring charges	1.0	0.0	0.1%	0.0%

Total operating expenses	460.4	471.7	68.3%	69.3%
Income from equity investees	67.8	60.7	10.1%	8.9%

Operating income	$281.8	$269.9	41.8%	39.6%

Total net revenues increased primarily due to higher revenues from packaged coffees, partially offset by lower foodservice revenues caused by continued softness in the hospitality industry.

Growth of operating margin was primarily due to lower other operating expenses in the foodservice business due to lower compensation costs and lower marketing expenses.

Other

Fiscal Year Ended	Sep 27, 2009	Sep 28, 2008	% Change
Total specialty revenues	$124.2	$111.3	11.6%
Cost of sales	$71.7	$64.0	12.1%
Other operating expenses	31.3	33.4	(6.2)%
Depreciation and amortization expenses	49.8	40.2	23.8%
General and administrative expenses	254.4	265.8	(4.3)%
Restructuring charges	58.1	36.7	58.5%

Total operating expenses	465.3	440.1	5.7%

Operating loss	$(341.1)	$(328.8)	3.7%

Substantially all of net revenues in Other are generated from the Seattle’s Best Coffee operating segment. The increase in revenues for Seattle’s Best Coffee was primarily due to the increase in points of distribution for Seattle’s Best Coffee including sales to new national accounts. Total operating expenses increased $25.2 million primarily as a result of increased restructuring activities within the non-store support organization.

SUMMARIZED QUARTERLY FINANCIAL INFORMATION (unaudited, in millions, except EPS)

	First	Second	Third	Fourth	Total
2010:
Net revenues	$2,722.7	$2,534.7	$2,612.0	$2,838.0	$10,707.4
Operating income(1)	352.6	339.8	327.7	399.3	1,419.4
Net earnings attributable to Starbucks(1)	241.5	217.3	207.9	278.9	945.6
EPS — diluted	0.32	0.28	0.27	0.37	1.24
2009:
Net revenues	$2,615.2	$2,333.3	$2,403.9	$2,422.2	$9,774.6
Operating income(2)	117.7	40.9	204.0	199.4	562.0
Net earnings attributable to Starbucks(2)	64.3	25.0	151.5	150.0	390.8
EPS — diluted	0.09	0.03	0.20	0.20	0.52

(1)	Includes pretax restructuring charges of $18.3 million, $7.9 million, $20.4 million and $6.4 million for the first, second, third and fourth fiscal quarters respectively.

(2)	Includes pretax restructuring charges of $75.5 million, $152.1 million, $51.6 million and $53.2 million for the first, second, third and fourth fiscal quarters respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Starbucks cash and short-term investments were $1.4 billion and $666 million as of October 3, 2010 and September 27, 2009, respectively. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock dividend payments and share repurchases. Our short-term investments consisted predominantly of US Treasury and US Agency securities.

Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers. We also have investments in auction rate securities (“ARS”), nearly all of which are classified as long-term. ARS totaling $41 million and $56 million were outstanding as of October 3, 2010 and September 27, 2009, respectively. The reduction in ARS was due to $12 million in redemptions during the fiscal year with all redemptions done at par. While the ongoing auction failures will limit the liquidity of these ARS investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, shareholder dividends or other business requirements.

Starbucks $1 billion unsecured credit facility (the “2005 credit facility”) was available for working capital, capital expenditures, and other corporate purposes. In November of 2010, subsequent to the end of the 2010 fiscal year, we replaced the 2005 credit facility, which was scheduled to mature in August 2011. The new credit facility is described in more detail below. The 2005 credit facility was paired with a commercial paper program whereby we could issue unsecured commercial paper notes, up to a maximum amount outstanding at any time of $1 billion. The commercial paper program was secured by the credit facility, and the combined borrowing limit was $1 billion for the commercial paper program and the credit facility. During fiscal 2010 and 2009, there were no borrowings under the 2005 credit facility or commercial paper program. As of October 3, 2010, a total of $15 million in letters of credit were outstanding under our revolving credit facility.

The 2005 credit facility contained provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio. As of October 3, 2010 and September 27, 2009, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of October 3, 2010 and September 27, 2009, we were in compliance with each of these covenants.

In November of 2010, subsequent to the end of the 2010 fiscal year, we replaced the 2005 credit facility with a $500 million unsecured credit facility (the “2010 credit facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The 2010 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The new 2010 credit facility is currently set to mature in November 2014. The interest rate for any borrowings under the credit facility, based on Starbucks current ratings and fixed charge coverage ratio, is 1.50% over LIBOR. The specific spread over LIBOR will depend upon our long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies and our fixed charge coverage ratio. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures our ability to cover financing expenses. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Under Starbucks commercial paper program we may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $500 million, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the 2010 credit facility, and the combined borrowing limit is $500 million for the commercial paper program and the credit facility. Starbucks may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases.

We expect to use our cash and short-term investments, including any potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including new product innovations and related marketing support, as well as other new business opportunities related to our core businesses. We believe that cash flow generated from operations and existing cash and short-term investments should be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. We may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. Any decisions to increase ownership interest in our equity method investees or licensed operations will be driven by valuation and fit with our ownership strategy. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

Other than normal operating expenses, cash requirements for fiscal 2011 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated retail stores; systems and technology investments in the stores and in the support infrastructure; and new company-operated retail stores. Total capital expenditures for fiscal 2011 are expected to range from $550 million to $600 million.

In March 2010, Starbucks declared its first ever cash dividend to shareholders at $0.10 per share. This quarterly dividend was paid on April 23, 2010. The third quarter dividend was raised to $0.13 per share and was paid on August 20, 2010, bringing the total cash dividend payout for fiscal 2010 to $171 million. On September 14, 2010, we declared a cash dividend of $0.13 per share to be paid on December 3, 2010 with an expected payout of $97 million. Starbucks repurchased 11 million shares of common stock ($286 million) during fiscal 2010 under share repurchase authorizations. The number of remaining shares authorized for repurchase at the end of the fiscal year totaled 10 million. Subsequent to year end, on November 15, 2010 we announced an additional share repurchase authorization made by the Board of Directors in the amount of up to 10 million shares in addition to the 10 million remaining under the previous authorization.

Cash provided by operating activities was $1.7 billion for fiscal 2010 as compared to $1.4 billion for fiscal 2009. The increase was primarily due to higher net earnings for the period.

Cash used by investing activities for fiscal 2010 totaled $790 million as compared to $421 million in fiscal 2009. The increase results primarily from the use of a portion of our available cash balances to purchase US Agency and investment grade bonds. Capital expenditures in fiscal 2010 totaled $441 million, primarily for remodeling and renovating existing company-operated retail stores, opening new retail stores, and investment in information technology systems.

Cash used by financing activities for fiscal 2010 totaled $346 million as compared to $642 million in fiscal 2009. The change primarily reflects net repayments of commercial paper and short-term borrowings under the credit facility totaling $713 million in fiscal 2009, offset by dividend payments of $171 million and common share repurchases of $286 million in fiscal 2010.

The following table summarizes our contractual obligations and borrowings as of October 3, 2010, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(2)	$4,084.2	$718.4	$1,279.4	$1,006.6	$1,079.8
Debt obligations(3)	790.8	34.4	68.8	68.8	618.8
Purchase obligations(4)	613.2	556.7	52.3	4.2	0.0
Other obligations(5)	107.7	1.8	22.3	9.5	74.1

Total	$5,595.9	$1,311.3	$1,422.8	$1,089.1	$1,772.7

(1)

Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of October 3, 2010, we had $68.4 million of gross unrecognized tax benefits for uncertain tax positions.

(2)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)	Debt amounts include principal maturities and scheduled interest payments on our long-term debt.

(4)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Purchase obligations relate primarily to green coffee, with these amounts comprising approximately 90% of the total of this item.

(5)	Other obligations include other long-term liabilities primarily consisting of asset retirement obligations, capital lease obligations and hedging instruments.

Starbucks currently expects to fund these commitments with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangement

Off-balance sheet arrangements relate to certain guarantees and are detailed in Note 17 to the consolidated financial statements in this 10-K.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

Commodity price risk represents Starbucks primary market risk, generated by our purchases of green coffee and dairy products, among other things. We purchase, roast and sell high-quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchases significant amounts of dairy products to support the needs of our company-operated retail stores. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. For additional details see Product Supply in Item 1, as well as Risk Factors in Item 1A of this 10-K.

FINANCIAL RISK MANAGEMENT

Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices, and interest rates. We manage our exposure to various market-based risks according to an umbrella risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The umbrella risk management policy governs the hedging instruments the business may use and limits the risk to net earnings. We also monitor and limit the amount of associated counterparty credit risk. Additionally, this policy restricts, among other things, the amount of market-based risk we will tolerate before implementing approved hedging strategies and prohibits speculative trading activity. In general, hedging instruments do not have maturities in excess of five years.

The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.

Commodity Price Risk

We purchase commodity inputs, including coffee, dairy products and diesel that are used in our operations and are subject to price fluctuations that impact our financial results. In addition to fixed-price and price-to-be-fixed contracts for coffee purchases, we have entered into commodity hedges to manage commodity price risk using financial derivative instruments. We performed a sensitivity analysis based on a 10% change in the underlying commodity prices of our commodity hedges, as of the end of fiscal 2010, and determined that such a change would not have a significant effect on the fair value of these instruments.

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital purchasing activities are transacted in US dollars. However, because a portion of our operations consists of activities outside of the US, we have transactions in other currencies, primarily the Canadian dollar, British pound, euro, and Japanese yen. As a result, we may engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets, and liabilities denominated in foreign currencies.

As of October 3, 2010, Starbucks had forward foreign exchange contracts that hedge portions of anticipated international revenue streams and inventory purchases. In addition, we had forward foreign exchange contracts that qualify as accounting hedges of our net investment in Starbucks Japan to minimize foreign currency exposure.

Starbucks also had forward foreign exchange contracts that are not designated as hedging instruments for accounting purposes (free standing derivatives), but which largely offset the financial impact of translating certain foreign currency denominated payables and receivables. Increases or decreases in the fair value of these hedges are generally offset by corresponding decreases or increases in the US dollar value of our foreign currency denominated payables and receivables (i.e. “hedged items”) that would occur within the hedging period.

The following table summarizes the potential impact to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in the fair value of these derivative financial instruments due in turn to a change in the value of the US dollar as compared to the level of foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

October 3, 2010

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$46	$(46)	$13	$(13)

Equity Security Price Risk

We have minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within our trading portfolio. The trading securities approximate a portion of our liability under the MDCP. A corresponding liability is included in accrued compensation and related costs on the consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in net interest income and other in the consolidated statements of earnings. The offsetting changes in the MDCP liability are recorded in general and administrative expenses. We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of the end of fiscal 2010 and determined that such a change would not have a significant effect on the fair value of these instruments.

Interest Rate Risk

We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt as well as the anticipated issuance of new debt. At the end of fiscal years 2010 and 2009, we did not have any interest rate hedge agreements outstanding.

The following table summarizes the impact of a change in interest rates on the fair value of Starbucks debt (in millions):

October 3, 2010

		Change in Fair Value
	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate
Debt	$637	$(36)	$36

Our available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. As of October 3, 2010, our long-term available-for-sale securities included ARS. Please see Note 3 for further information. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of the end of fiscal 2010, and determined that such a change would not have a significant effect on the fair value of these instruments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

We consider our policies on asset impairment, goodwill, stock-based compensation, operating leases, self insurance reserves and income taxes to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Asset Impairment

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, we evaluate long-lived assets for impairment. We first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss based on the asset’s estimated fair value. For store assets, the fair value of the assets is estimated using a discounted cash flow model based on future store revenues and operating costs, using internal projections. For other assets, we use the valuation approach that is appropriate given the relevant facts and circumstances.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting asset useful lives. Further, our ability to realize undiscounted cash flows in excess of the carrying values of our assets is affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Goodwill Impairment

We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. We conduct our annual goodwill impairment test for consolidated entities in our third fiscal quarter.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate the fair value of our reporting units, including estimating future cash flows, and if necessary, the fair value of a reporting units’ assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance, and changes in our business strategies. As we periodically reassess our fair value calculations, including estimated future cash flows, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

As a part of Starbucks ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferrable assets. Under GAAP, when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur.

Stock-based Compensation

We measure the fair value of stock awards at the grant date based on the fair value of the award and recognize the expense over the related service period. For stock option awards we use the Black-Scholes-Merton option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the expected dividend yield. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock awards expected to vest. We estimate the forfeiture rate based on historical experience. Changes in our assumptions could materially affect the estimate of fair value of stock-based compensation; however, a 10% change in our critical assumptions including volatility and expected term would not have a material impact for fiscal year 2010.

Operating Leases

We lease retail stores, roasting and distribution facilities and office space under operating leases. We provide for an estimate of asset retirement obligation (“ARO”) expense at the lease inception date for operating leases with requirements to remove leasehold improvements at the end of the lease term. Estimating AROs involves subjective assumptions regarding both the amount and timing of actual future retirement costs. Future actual costs could differ significantly from amounts initially estimated. In addition, the large number of operating leases and the significant number of international markets in which we have operating leases adds administrative complexity to the calculation of ARO expense, as well as to the other technical accounting requirements of operating leases such as contingent rent. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate.

Self Insurance Reserves

We use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance, and director and officers’ liability insurance. Liabilities associated with the risks that are retained by Starbucks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.

In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions taken and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and record a related liability. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.

Deferred tax asset valuation allowances and our liability for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits, and our particular facts and circumstances. We believe that our estimates are reasonable; however, actual results could differ from these estimates.

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

Item 8.	Financial Statements and Supplementary Data

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Net revenues:
Company-operated retail	$8,963.5	$8,180.1	$8,771.9
Specialty:
Licensing	1,340.9	1,222.3	1,171.6
Foodservice and other	403.0	372.2	439.5

Total specialty	1,743.9	1,594.5	1,611.1

Total net revenues	10,707.4	9,774.6	10,383.0
Cost of sales including occupancy costs	4,458.6	4,324.9	4,645.3
Store operating expenses	3,551.4	3,425.1	3,745.1
Other operating expenses	293.2	264.4	330.1
Depreciation and amortization expenses	510.4	534.7	549.3
General and administrative expenses	569.5	453.0	456.0
Restructuring charges	53.0	332.4	266.9

Total operating expenses	9,436.1	9,334.5	9,992.7
Income from equity investees	148.1	121.9	113.6

Operating income	1,419.4	562.0	503.9
Interest income and other, net	50.3	37.0	5.2
Interest expense	(32.7)	(39.1)	(53.4)

Earnings before income taxes	1,437.0	559.9	455.7
Income taxes	488.7	168.4	144.0

Net earnings including noncontrolling interests	948.3	391.5	311.7
Net earnings (loss) attributable to noncontrolling interests	2.7	0.7	(3.8)

Net earnings attributable to Starbucks	$945.6	$390.8	$315.5

Earnings per share — basic	$1.27	$0.53	$0.43
Earnings per share — diluted	$1.24	$0.52	$0.43
Weighted average shares outstanding:
Basic	744.4	738.7	731.5
Diluted	764.2	745.9	741.7
Cash dividends declared per share	$0.36	$0.00	$0.00

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Oct 3, 2010	Sep 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,164.0	$599.8
Short-term investments — available-for-sale securities	236.5	21.5
Short-term investments — trading securities	49.2	44.8
Accounts receivable, net	302.7	271.0
Inventories	543.3	664.9
Prepaid expenses and other current assets	156.5	147.2
Deferred income taxes, net	304.2	286.6

Total current assets	2,756.4	2,035.8
Long-term investments — available-for-sale securities	191.8	71.2
Equity and cost investments	341.5	352.3
Property, plant and equipment, net	2,416.5	2,536.4
Other assets	346.5	253.8
Other intangible assets	70.8	68.2
Goodwill	262.4	259.1

TOTAL ASSETS	$6,385.9	$5,576.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	282.6	267.1
Accrued compensation and related costs	400.0	307.5
Accrued occupancy costs	173.2	188.1
Accrued taxes	100.2	127.8
Insurance reserves	146.2	154.3
Other accrued liabilities	262.8	147.5
Deferred revenue	414.1	388.7

Total current liabilities	1,779.1	1,581.0
Long-term debt	549.4	549.3
Other long-term liabilities	375.1	389.6

Total liabilities	2,703.6	2,519.9
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 742.6 and 742.9 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in capital	106.2	147.0
Other additional paid-in-capital	39.4	39.4
Retained earnings	3,471.2	2,793.2
Accumulated other comprehensive income	57.2	65.4

Total shareholders’ equity	3,674.7	3,045.7
Noncontrolling interests	7.6	11.2

Total equity	3,682.3	3,056.9

TOTAL LIABILITIES AND EQUITY	$6,385.9	$5,576.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$948.3	$391.5	$311.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	540.8	563.3	604.5
Provision for impairments and asset disposals	67.7	224.4	325.0
Deferred income taxes, net	(42.0)	(69.6)	(117.1)
Equity in income of investees	(108.6)	(78.4)	(61.3)
Distributions of income from equity investees	91.4	53.0	52.6
Stock-based compensation	113.6	83.2	75.0
Tax benefit from exercise of stock options	13.5	2.0	3.8
Excess tax benefit from exercise of stock options	(36.9)	(15.9)	(14.7)
Other	(15.3)	5.4	(0.1)
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	123.2	28.5	(0.6)
Accounts payable	(3.6)	(53.0)	(63.9)
Accrued taxes	(12.9)	57.2	7.3
Deferred revenue	24.2	16.3	72.4
Other operating assets	(16.1)	120.5	(11.2)
Other operating liabilities	17.6	60.6	75.3

Net cash provided by operating activities	1,704.9	1,389.0	1,258.7
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(549.0)	(129.2)	(71.8)
Maturities and calls of available-for-sale securities	209.9	111.0	20.0
Sales of available-for-sale securities	1.1	5.0	75.9
Acquisitions, net of cash acquired	(12.0)	0.0	(74.2)
Net purchases of equity, other investments and other assets	1.2	(4.8)	(52.0)
Additions to property, plant and equipment	(440.7)	(445.6)	(984.5)
Proceeds from sale of property, plant and equipment	0.0	42.5	0.0

Net cash used by investing activities	(789.5)	(421.1)	(1,086.6)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	0.0	20,965.4	65,770.8
Repayments of commercial paper	0.0	(21,378.5)	(66,068.0)
Proceeds from short-term borrowings	0.0	1,338.0	528.2
Repayments of short-term borrowings	0.0	(1,638.0)	(228.8)
Purchase of noncontrolling interest	(45.8)	0.0	0.0
Proceeds from issuance of common stock	127.9	57.3	112.3
Excess tax benefit from exercise of stock options	36.9	15.9	14.7
Principal payments on long-term debt	(6.6)	(0.7)	(0.6)
Cash dividends paid	(171.0)	0.0	0.0
Repurchase of common stock	(285.6)	0.0	(311.4)
Other	(1.8)	(1.6)	(1.7)

Net cash used by financing activities	(346.0)	(642.2)	(184.5)
Effect of exchange rate changes on cash and cash equivalents	(5.2)	4.3	0.9

Net increase/(decrease) in cash and cash equivalents	564.2	330.0	(11.5)
CASH AND CASH EQUIVALENTS:
Beginning of period	599.8	269.8	281.3

End of period	$1,164.0	$599.8	$269.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$32.0	$39.8	$52.7
Income taxes	$527.0	$162.0	$259.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Other Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance, September 30, 2007	738.3	$0.7	$0.0	$39.4	$2,189.4	$54.6	$2,284.1	$17.3	$2,301.4
Cumulative impact of adoption of accounting requirements for uncertain tax positions	0.0	0.0	(1.6)	0.0	(1.7)	0.0	(3.3)	0.0	(3.3)
Net earnings	0.0	0.0	0.0	0.0	315.5	0.0	315.5	(3.8)	311.7
Unrealized holding gain, net	0.0	0.0	0.0	0.0	0.0	0.8	0.8	0.0	0.8
Translation adjustment, net of tax	0.0	0.0	0.0	0.0	0.0	(7.0)	(7.0)	0.0	(7.0)

Comprehensive income							309.3	(3.8)	305.5

Stock-based compensation expense	0.0	0.0	76.8	0.0	0.0	0.0	76.8	0.0	76.8
Exercise of stock options, including tax benefit of $8.4	6.6	0.0	77.4	0.0	0.0	0.0	77.4	0.0	77.4
Sale of common stock, including tax benefit of $0.1	2.8	0.0	41.9	0.0	0.0	0.0	41.9	0.0	41.9
Repurchase of common stock	(12.2)	0.0	(194.5)	0.0	(100.8)	0.0	(295.3)	0.0	(295.3)
Net contributions from noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0	0.0	4.8	4.8

Balance, September 28, 2008	735.5	$0.7	$0.0	$39.4	$2,402.4	$48.4	$2,490.9	$18.3	$2,509.2
Net earnings	0.0	0.0	0.0	0.0	390.8	0.0	390.8	0.7	391.5
Unrealized holding gain, net	0.0	0.0	0.0	0.0	0.0	1.8	1.8	0.0	1.8
Translation adjustment, net of tax	0.0	0.0	0.0	0.0	0.0	15.2	15.2	0.0	15.2

Comprehensive income							407.8	0.7	408.5

Stock-based compensation expense	0.0	0.0	84.3	0.0	0.0	0.0	84.3	0.0	84.3
Exercise of stock options, including tax benefit of $5.3	4.9	0.0	35.9	0.0	0.0	0.0	35.9	0.0	35.9
Sale of common stock, including tax benefit of $0.1	2.5	0.0	26.8	0.0	0.0	0.0	26.8	0.0	26.8
Net distributions to noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(7.8)	(7.8)

Balance, September 27, 2009	742.9	$0.7	$147.0	$39.4	$2,793.2	$65.4	$3,045.7	$11.2	$3,056.9
Net earnings	0.0	0.0	0.0	0.0	945.6	0.0	945.6	2.7	948.3
Unrealized holding loss, net	0.0	0.0	0.0	0.0	0.0	(17.0)	(17.0)	0.0	(17.0)
Translation adjustment, net of tax	0.0	0.0	0.0	0.0	0.0	8.8	8.8	0.0	8.8

Comprehensive income							937.4	2.7	940.1

Stock-based compensation expense	0.0	0.0	115.6	0.0	0.0	0.0	115.6	0.0	115.6
Exercise of stock options, including tax benefit of $27.7	10.1	0.0	137.5	0.0	0.0	0.0	137.5	0.0	137.5
Sale of common stock, including tax benefit of $0.1	0.8	0.0	18.5	0.0	0.0	0.0	18.5	0.0	18.5
Repurchase of common stock	(11.2)	0.0	(285.6)	0.0	0.0	0.0	(285.6)	0.0	(285.6)
Net distributions to noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.8)	(0.8)
Cash dividend	0.0	0.0	0.0	0.0	(267.6)	0.0	(267.6)	0.0	(267.6)
Purchase of noncontrolling interests	0.0	0.0	(26.8)	0.0	0.0	0.0	(26.8)	(5.5)	(32.3)

Balance, October 3, 2010	742.6	$0.7	$106.2	$39.4	$3,471.2	$57.2	$3,674.7	$7.6	$3,682.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended October 3, 2010, September 27, 2009 and September 28, 2008

Note 1:	Summary of Significant Accounting Policies

Description of Business

Starbucks purchases and roasts high-quality whole bean coffees and sells them, along with handcrafted coffee and tea beverages and a variety of fresh food items, through its company-operated retail stores. We also sell coffee and tea products and license our trademarks through other channels such as licensed stores, and through certain of our licensees and equity investees, we produce and sell a variety of ready-to-drink beverages. All channels outside the company-operated retail stores are collectively known as specialty operations. Additional details on the nature of our business are in Item 1 of this 10-K.

In this 10-K, Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

We have three reportable operating segments: United States (“US”), International, and Global Consumer Products Group (“CPG”).

Principles of Consolidation

The consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly owned subsidiaries and investees controlled by us. Investments in entities that we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. Intercompany transactions and balances have been eliminated.

Fiscal Year End

Our fiscal year ends on the Sunday closest to September 30. Fiscal year 2010 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter. Fiscal years 2009 and 2008 included 52 weeks.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Cash Management

Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in accounts payable on the consolidated balance sheets.

Short-term and Long-term Investments

Our short-term and long-term investments consist primarily of investment grade debt securities, all of which are classified as available-for-sale. We have investments in auction rate securities within the long-term investment portfolio. Our trading portfolio is primarily comprised of equity mutual funds and equity exchange-traded funds. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short term, and all other available-for-sale securities are classified as long term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, management also evaluates whether we have the intent to sell or will likely be required to sell before their anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

Fair Value of Financial Instruments and Equity and Cost Investments

The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of our investments in marketable debt and equity securities, equity mutual funds and equity exchange-traded funds is based upon the quoted market price on the last business day of the fiscal year. Where an observable quoted market price for a security does not exist, we estimate fair value using a variety of valuation methodologies, which include observable inputs for comparable instruments and unobservable inputs. The specific methodologies include comparing the security with securities of publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results and estimating discounted cash flows. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

We measure our equity and cost method investments at fair value on a nonrecurring basis when they are determined to be other-than temporarily impaired. Fair values are determined using available quoted market prices or standard valuation techniques, including discounted cash flows, comparable transactions, and comparable company analyses.

Derivative Instruments

We manage our exposure to various risks within the consolidated financial statements according to an umbrella risk management policy. Under this policy, Starbucks may engage in transactions involving various derivative instruments, with maturities generally not longer than five years, to hedge interest rates, commodity prices and foreign currency denominated revenues, purchases, assets and liabilities.

We record all derivatives on the balance sheets at fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings. For a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of OCI.

Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. We classify the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. For discontinued or dedesignated cash flow hedges, the related accumulated derivative gains or losses are recognized in net interest income and other on the consolidated statements of earnings.

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

We also enter into certain foreign currency forward contracts, commodity swap contracts, and futures contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statements of earnings.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of October 3, 2010, September 27, 2009, and September 28, 2008, the allowance for doubtful accounts was $3.3 million, $5.0 million and $4.5 million, respectively.

Inventories

Inventories are stated at the lower of cost (primarily moving average cost) or market. We record inventory reserves for obsolete and slow-moving items and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory turnover trends, historical experience and application of the specific identification method. As of October 3, 2010, September 27, 2009, and September 28, 2008, inventory reserves were $18.1 million, $21.1 million, and $25.5 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from two to seven years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The portion of depreciation expense related to production and distribution facilities is included in cost of sales including occupancy costs on the consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net earnings.

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

As a part of Starbucks ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferrable assets. Under GAAP, when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur.

We conduct our annual goodwill impairment test for consolidated entities in our third fiscal quarter.

Other Intangible Assets

Other intangible assets consist primarily of trademarks with indefinite lives which are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Definite-lived intangible assets, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Based on the impairment tests performed there was no impairment of other intangible assets in fiscal 2010, 2009 and 2008.

Long-lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, we evaluate long-lived assets for impairment. We first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on future store revenues and operating costs, using internal projections. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell.

We recognized net impairment and disposition losses of $67.7 million, $224.4 million and $325.0 million in fiscal 2010, 2009 and 2008, respectively, primarily due to underperforming company-operated retail stores. The net losses in fiscal 2009 and 2008 include $129.2 million and $201.6 million, respectively, of asset impairments related primarily to the US and International store closures as part of Starbucks store portfolio rationalization which began in fiscal 2008. Depending on the underlying asset that is impaired, these losses may be recorded in any one of the operating expense lines on the consolidated statements of earnings: for retail operations, the net impairment and disposition losses are recorded in restructuring charges and store operating expenses; for specialty operations, these losses are recorded in restructuring charges and other operating expenses; and for all other operations, these losses are recorded in cost of sales including occupancy costs, general and administrative expenses, or restructuring charges.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance, and director and officers’ liability insurance. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Revenue Recognition

Consolidated revenues are presented net of intercompany eliminations for wholly owned subsidiaries and investees controlled by us and for licensees accounted for under the equity method, based on our percentage ownership. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.

Stored Value Cards

Revenues from our stored value cards, such as Starbucks Cards, are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in deferred revenue on the consolidated balance sheets. There are no expiration dates on our stored value cards, and we do not charge any service fees that cause a decrement to customer balances.

While we will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards due to, among other things, long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may then be recognized in the consolidated statements of earnings, in net interest income and other. For the fiscal years ended October 3, 2010, September 27, 2009 and September 28, 2008, income recognized on unredeemed stored value card balances was $31.2 million, $26.0 million and $13.6 million, respectively.

Customers in the US who register their Starbucks Card are automatically enrolled in the My Starbucks Reward program and earn points (“stars”) with each purchase. A free beverage coupon is issued to the customer once 15 points have been accumulated. The value of points earned by our program members is included in deferred revenue and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed.

Retail Revenues

Company-operated retail store revenues are recognized when payment is tendered at the point of sale. We maintain a sales return allowance to reduce retail revenues for estimated future product returns based on historical patterns. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

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

Specific to retail store licensing arrangements, initial nonrefundable development fees are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning, as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned. For certain licensing arrangements, where we intend to acquire an ownership interest, the initial nonrefundable development fees are deferred to other long-term liabilities on the consolidated balance sheets until acquisition, at which point the fees are reflected as a reduction of our investment.

Other arrangements involving multiple elements and deliverables as well as upfront fees are individually evaluated for revenue recognition. Cash payments received in advance of product or service delivery are recorded in deferred revenue until earned.

Advertising

We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising campaign takes place.

Advertising expenses, recorded in store operating expenses, other operating expenses and general and administrative expenses on the consolidated statements of earnings, totaled $176.2 million, $126.3 million and $129.0 million in fiscal 2010, 2009 and 2008, respectively. As of October 3, 2010 and September 27, 2009, $5.6 million and $7.2 million, respectively, of capitalized advertising costs were recorded on the consolidated balance sheets.

Store Preopening Expenses

Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.

Operating Leases

We lease retail stores, roasting, distribution and warehouse facilities, and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For tenant improvement allowances and rent holidays, we record a deferred rent liability in accrued occupancy costs and other long-term liabilities on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.

For premiums paid upfront to enter a lease agreement, we record a deferred rent asset in prepaid expenses and other current assets and other assets on the consolidated balance sheets and then amortize the deferred rent over the terms of the leases as additional rent expense on the consolidated statements of earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in accrued occupancy costs on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when we determine that achieving the specified levels during the fiscal year is probable.

When ceasing operations in company-operated stores under operating leases, in cases where the lease contract specifies a termination fee due to the landlord, we record such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord, we will record the expense upon signing of an agreement with the landlord. In cases where the landlord does not allow us to prematurely exit the lease, but allows for subleasing, we estimate the fair value of any sublease income that can be generated from the location and expense the present value of the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

Asset Retirement Obligations

We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. As of October 3, 2010 and September 27, 2009, our net ARO asset included in property, plant and equipment was $13.7 million and $15.1 million, respectively, while our net ARO liability included in other long-term liabilities was $47.7 million and $43.4 million, as of the same respective dates.

Stock-based Compensation

Starbucks maintains several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights to employees, non-employee directors and consultants. We also have employee stock purchase plans (“ESPP”). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance.

Foreign Currency Translation

Our international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheets.

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. We will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before Starbucks is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Starbucks recognizes interest and penalties related to income tax matters in income tax expense.

Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares and common stock units that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options and RSUs, using the treasury stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

Common Stock Share Repurchases

We may repurchase shares of Starbucks common stock under a program authorized by our Board of Directors, including pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and from retained earnings, once additional paid-in capital is depleted.

Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting and reporting for noncontrolling interests in subsidiaries. The guidance clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent company’s equity. It also requires the presentation of both net earnings attributable to non-controlling interests and net earnings attributable to Starbucks on the face of the consolidated statement of earnings. We adopted the new guidance relating to noncontrolling interests beginning September 28, 2009 on a prospective basis, except for the presentation and disclosure requirements, which were applied retrospectively as follows:

•

we reclassified minority interests previously reported on our consolidated statements of earnings as a component of net interest income and other to a separate line below net earnings including noncontrolling interests

•

we reclassified minority interests previously reported on our consolidated balance sheets as a component of other long-term liabilities to noncontrolling interests and included it as a component of equity

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which will be effective for our first fiscal quarter of 2011. The new guidance requires a qualitative approach to identify a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. We believe the adoption of this new guidance will not have a material effect on our consolidated financial statements.

Note 2:	Restructuring Charges

The restructuring efforts we began in fiscal 2008 to rationalize our store portfolio and the non-retail support organization were essentially completed in fiscal 2010. No material future costs related to these efforts are expected. On a cumulative basis we closed 918 stores on a global basis as part of this effort.

Restructuring charges by type of cost, by reportable segment and reconciliation of the associated accrued liability (in millions):

	By Type of Cost				By Segment
	Total	Lease Exit and Other Related Costs	Asset Impairments	Employee Termination Costs	US	International	Other
Costs incurred and charged to expense in fiscal 2010	$53.0	$53.0	$0.2	$(0.2)	$27.2	$25.8	$0.0
Costs incurred and charged to expense in fiscal 2009	332.4	184.2	129.2	19.0	246.3	27.0	59.1
Costs incurred and charged to expense in fiscal 2008	266.9	47.8	201.6	17.5	210.9	19.2	36.8
Cumulative costs incurred to date	652.3	285.0	331.0	36.3	484.4	72.0	95.9
Accrued liability as of September 28, 2008	$53.4	$48.0		$5.4
Costs incurred in fiscal 2009, excluding non-cash charges(1)	211.6	192.6		19.0
Cash payments	(161.0)	(137.8)		(23.2)
Accrued liability as of September 27, 2009	$104.0	$102.8		$1.2
Costs incurred in fiscal 2010, excluding non-cash charges(1)	53.4	53.7		(0.3)
Cash payments	(68.2)	(67.3)		(0.9)
Accrued liability as of October 3, 2010(2)	$89.2	$89.2		$0.0

(1)	Non-cash charges and credits for lease exit and other related costs primarily represent deferred rent balances recognized as expense credits at the cease-use date.

(2)	The remaining liability relates to lease obligations for stores that were previously closed where Starbucks has been unable to terminate the lease or find subtenants for the unused space.

Note 3:	Investments (in millions):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
October 3, 2010
Short-term investments:
Available-for-sale securities — Agency obligations	$30.0	$0.0	$0.0	$30.0
Available-for-sale securities — Corporate debt securities	15.0	0.0	0.0	15.0
Available-for-sale securities — State and local government obligations	0.7	0.0	0.0	0.7
Available-for-sale securities — Government treasury securities	190.7	0.1	0.0	190.8
Trading securities	58.8			49.2

Total short-term investments	$295.2	$0.1		$285.7

Long-term investments:
Available-for-sale securities — Agency obligations	$27.0	$0.0	$0.0	$27.0
Available-for-sale securities — Corporate debt securities	121.4	2.1	0.0	123.5
Available-for-sale securities — State and local government obligations	44.8	0.0	(3.5)	41.3

Total long-term investments	$193.2	$2.1	$(3.5)	$191.8

September 27, 2009
Short-term investments:
Available-for-sale securities — Corporate debt securities	$2.5	$0.0	$0.0	$2.5
Available-for-sale securities — Government treasury securities	19.0	0.0	0.0	19.0
Trading securities	58.5			44.8

Total short-term investments	$80.0			$66.3

Long-term investments:
Available-for-sale securities — State and local government obligations	$57.8	$0.0	$(2.1)	$55.7
Available-for-sale securities — Corporate debt securities	14.7	0.8	0.0	15.5

Total long-term investments	$72.5	$0.8	$(2.1)	$71.2

Available-for-sale securities

Proceeds from sales of available-for-sale securities were $1.1 million, $5.0 million and $75.9 million in fiscal years 2010, 2009 and 2008, respectively. For fiscal years 2010, 2009 and 2008, realized gains and losses on sales and maturities were immaterial.

As of October 3, 2010, long-term available-for-sale securities of $191.8 million included $41.3 million invested in auction rate securities (“ARS”). As of September 27, 2009, long-term available-for-sale securities of $71.2 million included $55.7 million invested in ARS. ARS have long-dated maturities but provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. Due to the auction failures that began in 2008, these securities became illiquid and were classified as long-term investments. The investment principal associated with the failed auctions will not be accessible until:

•	successful auctions resume;

•	an active secondary market for these securities develops;

•	the issuers replace these securities with another form of financing; or

•	final payments are made according to the contractual maturities of the debt issues which range from 20 to 35 years.

We do not intend to sell the ARS, nor is it likely we will be required to sell the ARS before their anticipated recovery, which may be at maturity. In fiscal 2010, two ARS were fully called at par value of $6.1 million and three ARS were partially called at par value of $6.0 million.

The gross unrealized holding losses on our state and local government obligations as of October 3, 2010 and September 27, 2009 are all related to our ARS investments. Our ARS are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education.

Long-term investments (except for ARS) generally mature within three years.

Trading securities

Trading securities are comprised of marketable equity mutual funds and equity exchange-traded funds that approximate a portion of the liability under the Management Deferred Compensation Plan (“MDCP”), a defined contribution plan. The corresponding deferred compensation liability of $82.7 million and $68.3 million as of October 3, 2010 and September 27, 2009, respectively, is included in accrued compensation and related costs on the consolidated balance sheets. The changes in net unrealized holding gains/losses in the trading portfolio included in earnings for fiscal years 2010 and 2009 were a net gain of $4.1 million and a net loss of $4.9 million, respectively.

Note 4:	Derivative Financial Instruments

Cash Flow Hedges

Starbucks and certain subsidiaries enter into cash flow derivative instruments to hedge portions of anticipated revenue streams and inventory purchases in currencies other than the entity’s functional currency. Outstanding forward contracts, which comprise the majority of our derivative instruments, hedge monthly forecasted revenue transactions denominated in Japanese yen and Canadian dollars, as well as forecasted inventory purchases denominated in US dollars for foreign operations.

Net Investment Hedges

Net investment derivative instruments are used to hedge our equity method investment in Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) as well as our net investments in our Canada, UK and China subsidiaries, to minimize foreign currency exposure.

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

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
Financial Statement Location	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009
Prepaid expenses and other current assets	$0.1	$6.3	$0.0	$0.4	$0.0	$1.0
Other assets	0.0	5.5	0.0	0.0	0.0	0.0
Other accrued expenses	10.6	6.6	5.6	4.7	4.0	9.9
Other long-term liabilities	6.4	5.6	8.1	6.4	0.0	0.0
Total losses in accumulated OCI(1)	13.9	3.9	26.7	19.8

(1)	Amount that will be dedesignated within 12 months for cash flow hedges is $6.4 million as of October 3, 2010.

Ineffectiveness from hedges in fiscal years 2010 and 2009 was insignificant. Outstanding cash flow hedge and net investment hedge contracts will expire within 36 months and 30 months, respectively.

The following table presents the pretax effect of derivative instruments on other comprehensive income and earnings for fiscal years ending (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009
Gain/(Loss) recognized in earnings	$(5.9)	$(0.2)	$0.0	$0.0	$1.0	$22.2
Gain/(Loss) recognized in OCI	$(20.9)	$7.8	$(10.8)	$(10.8)

Notional amounts of outstanding derivative contracts (in millions):
	Oct 3, 2010	Sep 27, 2009
Foreign exchange	$593	$708
Dairy	$20	$25
Diesel	$0	$7

Note 5:	Fair Value Measurements

Fair value accounting guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements, for both financial and non-financial assets. It also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$49.2	$49.2	$0.0	$0.0
Available-for-sale securities	428.3	190.8	196.2	41.3
Derivatives	0.1	0.0	0.1	0.0

Total	$477.6	$240.0	$196.3	$41.3

Liabilities:
Derivatives	$34.7	$0.0	$34.7	$0.0

		Fair Value Measurements at Reporting Date Using
	Balance at Sept 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$44.8	$44.8	$0.0	$0.0
Available-for-sale securities	92.7	19.0	18.0	55.7
Derivatives	13.2	0.0	13.2	0.0

Total	$150.7	$63.8	$31.2	$55.7

Liabilities:
Derivatives	$33.2	$0.0	$33.2	$0.0

Trading securities include equity mutual funds and exchange-traded funds. For these securities, we use quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.

Available-for-sale securities include government treasury securities, corporate and agency bonds and ARS. For government treasury securities, we use quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments. We use observable direct and indirect inputs for corporate and agency bonds, which are considered Level 2 instruments. Level 3 instruments are comprised solely of ARS, all of which are considered to be illiquid due to the auction failures that began in 2008. We value ARS using an internally developed valuation model, using inputs that include interest rate curves, credit and liquidity spreads, and effective maturity.

Derivative assets and liabilities include foreign currency forward contracts, commodity swaps and futures contracts. Where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. Derivative assets and liabilities included in Level 2 are over-the-counter currency forward contracts and commodity swaps whose fair values are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and forward and spot prices for currencies and commodities.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis (in millions):

	Oct 3, 2010	Sep 27, 2009
Beginning balance of ARS	$55.7	$59.8
Total (increase)/decrease in unrealized losses included in other comprehensive income	(1.5)	3.9
Realized losses recognized in net earnings	(0.2)	0.0
Calls	(12.0)	(8.0)
Transfers in (out ) of Level 3	(0.7)	0.0

Ending balance of ARS	$41.3	$55.7

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective September 28, 2009, we adopted new fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as property, plant and equipment, goodwill and other intangible assets that are measured at fair value resulting from impairment, if determined to be necessary.

We measure certain financial assets, including equity and cost method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are determined to be other-than-temporarily impaired.

During fiscal 2010, we recognized fair market value adjustments with a charge to earnings to assets measured at fair value (Level 3) on a non-recurring basis, as follows:

	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment(1)	$26.8	$(22.3)	$4.5

(1)

The fair value was determined using a discounted cash flow model based on future store revenues and operating costs, using internal projections. The resulting impairment charge was included in store operating expenses.

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of those instruments. The estimated fair value of the $550 million of 6.25% Senior Notes based on the quoted market price was approximately $637 million and $591 million as of October 3, 2010 and September 27, 2009, respectively.

Note 6:	Inventories (in millions)

	Oct 3, 2010	Sep 27, 2009
Coffee:
Unroasted	$238.3	$381.6
Roasted	95.1	76.7
Other merchandise held for sale	115.6	116.0
Packaging and other supplies	94.3	90.6

Total	$543.3	$664.9

Other merchandise held for sale includes, among other items, serveware and tea.

Levels of inventory vary due to seasonality driven primarily by the holiday season, commodity market supply and price variations, and changes in our use of fixed-price and price-to-be-fixed coffee contracts.

As of October 3, 2010, we had committed to purchasing green coffee totaling $156 million under fixed-price contracts and an estimated $401 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 7:	Equity and Cost Investments (in millions)

	Oct 3, 2010	Sep 27, 2009
Equity method investments	$308.1	$313.2
Cost method investments	33.4	39.1

Total	$341.5	$352.3

Equity Method Investments

As of October 3, 2010, we had a 50 percent ownership interest in each of the following international equity investees: Starbucks Coffee Korea Co., Ltd.; Starbucks Coffee Austria GmbH; Starbucks Coffee Switzerland AG;

President Starbucks Coffee Taiwan Ltd.; Shanghai President Coffee Co.; and Berjaya Starbucks Coffee Company Sdn. Bhd. (Malaysia). In addition, we had a 39.9 percent ownership interest in Starbucks Coffee Japan, Ltd. These international entities operate licensed Starbucks retail stores. We also have licensed the rights to produce and distribute Starbucks branded products to The North American Coffee Partnership with the Pepsi-Cola Company. We have a 50 percent ownership interest in The North America Coffee Partnership which develops and distributes bottled Frappuccino® beverages, Starbucks DoubleShot® espresso drinks, and Seattle’s Best Coffee® ready-to-drink espresso beverages.

Our share of income and losses from our equity method investments is included in income from equity investees on the consolidated statements of earnings. Also included in this line item is our proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $125.7 million, $125.3 million and $128.1 million in fiscal years 2010, 2009 and 2008, respectively. Related costs of sales, net of eliminations, were $65.3 million, $64.9 million and $66.2 million in fiscal years 2010, 2009 and 2008, respectively. As of October 3, 2010 and September 27, 2009, there were $31.4 million and $37.6 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and store license fees.

As of October 3, 2010, the aggregate market value of our investment in Starbucks Japan was approximately $286 million, based on its available quoted market price, which exceeds its carrying value of $154 million.

Summarized combined financial information of our equity method investees, which represent 100% of the investees’ financial information (in millions):

Financial Position as of	Oct 3, 2010	Sep 27, 2009
Current assets	$390.1	$315.8
Noncurrent assets	570.3	657.6
Current liabilities	260.6	292.0
Noncurrent liabilities	70.5	76.5

Results of Operations for Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Net revenues	$2,128.0	$2,100.1	$1,961.0
Operating income	245.3	192.5	171.3
Net earnings	205.1	155.8	136.9

Cost Method Investments

As of October 3, 2010, we had a $33.4 million investment of equity interests in entities that develop and operate Starbucks licensed retail stores in several global markets. As of October 3, 2010 and September 27, 2009, management determined that the estimated fair values of each cost method investment exceeded the related carrying values. There were no significant impairments recorded during fiscal years 2010, 2009 or 2008.

We have the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on our total percentage of ownership interest and our ability to exercise significant influence over financial and operating policies, additional investments may require the retroactive application of the equity method of accounting.

Note 8:	Property, Plant and Equipment (in millions)

	Oct 3, 2010	Sep 27, 2009
Land	$58.0	$58.2
Buildings	265.7	231.5
Leasehold improvements	3,435.6	3,349.0
Store equipment	1,047.7	1,073.4
Roasting equipment	290.6	282.9
Furniture, fixtures and other	617.5	586.7
Work in progress	173.6	119.2

	5,888.7	5,700.9
Less accumulated depreciation	(3,472.2)	(3,164.5)

Property, plant and equipment, net	$2,416.5	$2,536.4

Note 9:	Other Intangible Assets and Goodwill

Other intangible assets (in millions):

	Oct 3, 2010	Sep 27, 2009
Indefinite-lived intangibles	$63.5	$60.8
Definite-lived intangibles	16.1	15.0
Accumulated amortization	(8.8)	(7.6)

Definite-lived intangibles, net	7.3	7.4

Total other intangible assets	$70.8	$68.2

Definite-lived intangibles approximate remaining weighted average useful life in years	7	8

Amortization expense for definite-lived intangibles was $1.2 million, $1.7 million and $1.5 million during fiscal 2010, 2009 and 2008, respectively. Amortization expense is estimated to be approximately $1 million each year from fiscal 2011 through fiscal 2015, and a total of approximately $2 million thereafter.

Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	United States	International	Other	Total
Balance at September 28, 2008
Goodwill prior to impairment	$109.3	$117.4	$39.8	$266.5
Accumulated impairment charges	0.0	0.0	0.0	0.0

Goodwill	$109.3	$117.4	$39.8	$266.5
Acquisitions	0.0	0.0	0.0	0.0
Purchase price adjustment of previous acquisitions	0.0	(1.2)	0.0	(1.2)
Impairment	(7.0)	0.0	0.0	(7.0)
Foreign currency fluctuations	0.0	0.8	0.0	0.8

Balance at September 27, 2009
Goodwill prior to impairment	$109.3	$117.0	$39.8	$266.1
Accumulated impairment charges	(7.0)	0.0	0.0	(7.0)

Goodwill	$102.3	$117.0	$39.8	$259.1
Acquisitions	0.0	0.0	0.0	0.0
Purchase price adjustment of previous acquisitions	1.0	0.0	0.0	1.0
Impairment	0.0	(1.6)	0.0	(1.6)
Foreign currency fluctuations	0.0	3.9	0.0	3.9

Balance at October 3, 2010
Goodwill prior to impairment	$110.3	$120.9	$39.8	$271.0
Accumulated impairment charges	(7.0)	(1.6)	0.0	(8.6)

Goodwill	$103.3	$119.3	$39.8	$262.4

Note 10:	Debt (in millions)

	Oct 3, 2010	Sep 27, 2009
Current portion of long-term debt (included in other accrued liabilities)	$0.0	$0.2
6.25% Senior Notes (10-year, due Aug 2017)	549.4	549.2
Other long-term debt	0.0	0.1

Long-term debt	549.4	549.3

Total debt	$549.4	$549.5

Revolving Credit Facility and Commercial Paper Program

Our existing $1 billion unsecured credit facility was replaced in November 2010 with a new $500 million unsecured credit facility with various banks, of which $100 million may be used for issuances of letters of credit. As with the 2005 credit facility, the new 2010 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The 2010 credit facility is currently set to mature in November 2014. The interest rate for any borrowings under the 2010 credit facility, based on Starbucks current ratings and fixed charge coverage ratio, is 1.50% over LIBOR. The specific spread over LIBOR will depend upon our long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies and our fixed charge coverage ratio. The 2010 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures our ability to cover financing expenses. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million.

Under our commercial paper program we may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $500 million under the new credit facility, with individual maturities that may vary, but not exceed, 397 days from the date of issue. The program is backstopped by our new credit facility, and the combined borrowing limit is $500 million for the commercial paper program and the credit facility. We may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases.

As of October 3, 2010, we had $15 million in letters of credit outstanding under the old credit facility. As of September 27, 2009, letters of credit totaling $14 million were outstanding.

Long-term Debt

In August 2007, we issued $550 million of 6.25% Senior Notes (the “notes”) due in August 2017, in an underwritten registered public offering. Interest is payable semi-annually on February 15 and August 15 of each year. The notes require us to maintain compliance with certain covenants, which limit future liens and sale and leaseback transactions on certain material properties.

Interest Expense

Interest expense, net of interest capitalized, was $32.7 million, $39.1 million and $53.4 million in fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, 2009 and 2008, $4.9 million, $2.9 million and $7.2 million, respectively, of interest was capitalized for new store and other asset construction projects, and included in net property, plant and equipment on the consolidated balance sheets.

Note 11:	Other Accrued Liabilities and Other Long-term Liabilities (in millions)

	Oct 3, 2010	Sep 27, 2009
Accrued dividend payable	$96.5	$0.0
Other	166.3	147.5

Total other accrued liabilities	$262.8	$147.5

	Oct 3, 2010	Sep 27, 2009
Deferred rent	$239.7	$266.0
Unrecognized tax benefits	65.1	55.1
Asset retirement obligations	47.7	43.4
Other	22.6	25.1

Total other long term liabilities	$375.1	$389.6

Note 12:	Leases

Rental expense under operating lease agreements (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Minimum rentals	$688.5	$690.0	$709.1
Contingent rentals	26.1	24.7	32.0

Total	$714.6	$714.7	$741.1

Minimum future rental payments under non-cancelable operating leases as of October 3, 2010 (in millions):

Fiscal Year Ending
2011	718.4
2012	670.0
2013	609.4
2014	544.0
2015	462.6
Thereafter	1,079.8

Total minimum lease payments	$4,084.2

We have subleases related to certain of our operating leases. During fiscal 2010, 2009 and 2008, we recognized sublease income of $10.9 million, $7.1 million and $3.5 million, respectively.

We had capital lease obligations of $2.6 million and $7.8 million as of October 3, 2010 and September 27, 2009, respectively. Capital lease obligations expire at various dates, with the latest maturity in 2014. The current portion of the total obligation is included in other accrued expenses and the remaining long-term portion is included in other long-term liabilities on the consolidated balance sheets. Assets held under capital leases are included in net property, plant and equipment on the consolidated balance sheets.

Note 13:	Shareholders’ Equity

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at October 3, 2010.

Share repurchase activity during fiscal 2010 (in millions, except for average price data):

Number of shares acquired	11.2
Average price per share of acquired shares	$25.5
Total cost of acquired shares	$285.6

There were no share repurchases during fiscal 2009. As of October 3, 2010, 10.1 million shares remained available for repurchase under the current authorization. Subsequent to year end, on November 15, 2010 we announced an additional share repurchase authorization made by the Board of Directors in the amount of up to 10 million shares in addition to the 10 million remaining under the previous programs.

During the second quarter of fiscal 2010, the Starbucks Board of Directors approved the initiation of a cash dividend to shareholders. Quarterly cash dividends of $0.10 and $0.13 per share were paid on April 23, 2010 and August 20, 2010, respectively. During the fourth quarter of fiscal 2010 the Starbucks Board of Directors approved a cash dividend of $0.13 per share which will be paid on December 3, 2010.

Comprehensive Income

Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net earnings and other comprehensive income. Accumulated other comprehensive income reported on our consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow and net investment hedges.

Comprehensive income, net of related tax effects (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Net earnings attributable to Starbucks	$945.6	$390.8	$315.5
Unrealized holding gains/(losses) on available-for-sale securities, net of tax (provision)/benefit of $0.1, $(1.9) and $2.4, respectively	(0.2)	3.3	(4.0)
Unrealized holding gains/(losses) on cash flow hedging instruments, net of tax (provision)/benefit of $6.6, $(2.4) and $(0.4), respectively	(11.3)	4.0	0.7
Unrealized holding losses on net investment hedging instruments, net of tax benefit of $4.0, $4.0 and $0.6, respectively	(6.8)	(6.8)	(0.9)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges, net of tax benefit of $0.8, $0.8 and $3.0, respectively	1.3	1.3	5.0

Net unrealized gain/(loss)	(17.0)	1.8	0.8
Translation adjustment, net of tax (provision)/benefit of $(3.2), $6.0 and $0.3, respectively	8.8	15.2	(7.0)

Total comprehensive income	$937.4	$407.8	$309.3

The favorable translation adjustment change during fiscal 2010 was primarily due to the weakening of the US dollar against several currencies including the Japanese yen and Canadian dollar, partially offset by the strengthening of the US dollar against the euro. The favorable translation adjustment change during fiscal 2009 was primarily due to the weakening of the US dollar against the Japanese yen, Australian dollar and the euro. The unfavorable translation adjustment change during fiscal 2008 was primarily due to the strengthening of the US dollar against several currencies including the Australian dollar, Korean won and Canadian dollar.

Components of accumulated other comprehensive income, net of tax (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009
Net unrealized gains/(losses) on available-for-sale securities	$(0.9)	$(0.8)
Net unrealized gains/(losses) on hedging instruments	(40.5)	(23.7)
Translation adjustment	98.6	89.9

Accumulated other comprehensive income	$57.2	$65.4

As of October 3, 2010, the translation adjustment was net of tax provisions of $4.2 million. As of September 27, 2009, the translation adjustment was net of tax provisions of $1.0 million.

Note 14:	Employee Stock and Benefit Plans

We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, RSUs, or stock appreciation rights to employees, non-employee directors and consultants. We issue new shares of common stock upon exercise of stock options and the vesting of RSUs. We also have employee stock purchase plans (“ESPP”).

As of October 3, 2010, there were 27.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 9.0 million shares available for issuance under our ESPP.

Stock based compensation expenses recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Options	$76.8	$61.6	$57.6
RSUs	36.8	16.6	5.6
ESPP	0.0	5.0	11.8

Total stock-based compensation expense on the consolidated statements of earnings	$113.6	$83.2	$75.0

Total related tax benefit	$40.6	$29.3	$24.0
Stock-based compensation capitalized in the respective fiscal year — included in net property, plant and equipment and inventories on the consolidated balance sheets	$1.9	$1.3	$1.9

Stock Option Plans

Stock options to purchase our common stock are granted at the fair market value of the stock on the date of grant. The majority of options become exercisable in four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant. Options granted in the 2009 exchange program vest over two years and expire seven years from the date of grant. The 2009 exchange program allowed for a one-time stock option exchange designed to provide eligible employees the opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options with lower exercise prices. Options granted to non-employee directors generally vest over one to three years. Nearly all outstanding stock options are non-qualified stock options.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized over the requisite service period for each separately vesting portion of the award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2010, 2009 and 2008 (excludes options granted in the 2009 stock option exchange program described above):

	Employee Stock Options Granted During the Period
Fiscal Year Ended	2010	2009	2008
Expected term (in years)	4.7	4.9	4.7
Expected stock price volatility	43.0%	44.5%	29.3%
Risk-free interest rate	2.1%	2.2%	3.4%
Expected dividend yield	0.1%	0.0%	0.0%
Weighted average grant price	$22.28	$8.97	$22.11
Estimated fair value per option granted	$8.50	$3.61	$6.85

The expected term of the options represents the estimated period of time until exercise, and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of our stock and the one-year implied volatility of Starbucks traded options, for the related vesting periods. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues with an equivalent remaining term. The dividend yield assumption is based on the anticipated cash dividend payouts. We did not pay any cash dividends prior to fiscal 2010. The amounts shown above for the estimated fair value per option granted are before the estimated effect of forfeitures, which reduce the amount of expense recorded on the consolidated statement of earnings.

The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because our stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the our stock. Such an increase in stock price would benefit all shareholders commensurately.

Stock option transactions from September 30, 2007, through October 3, 2010 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2007	65.5	$20.97	6.2	$507.5
Granted	15.4	22.11
Exercised	(6.6)	10.71
Expired/forfeited	(11.3)	28.49

Outstanding, September 28, 2008	63.0	20.96	5.7	114.9
Granted	30.9	8.97
Granted under option exchange program	4.7	14.92
Exercised	(7.2)	7.31
Expired/forfeited	(13.5)	18.99
Cancelled under option exchange program	(14.3)	29.34

Outstanding, September 27, 2009	63.6	14.75	6.7	442.4
Granted	14.9	22.28
Exercised	(9.6)	11.94
Expired/forfeited	(8.2)	18.73

Outstanding, October 3, 2010	60.7	16.52	6.6	611.3

Exercisable, October 3, 2010	27.3	17.48	4.6	264.1
Vested and expected to vest, October 3, 2010	55.8	16.53	6.5	564.7

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

As of October 3, 2010, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options was approximately $70 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.7 years. The total intrinsic value of stock options exercised was $118 million, $44 million and $50 million during the three fiscal year period ended October 3, 2010. The total fair value of options vested was $108 million, $75 million and $99 million during fiscal years 2010, 2009 and 2008, respectively.

RSUs

We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject solely to the employee’s continuing employment. Our performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if we achieve specified performance goals for the full fiscal year in the year of award and the grantee remains employed during the subsequent vesting period. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved.

RSU transactions from September 30, 2007 through October 3, 2010 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 30, 2007	0.2	$27.83	3.0	$4.7
Granted	2.0	16.43
Vested	0.0	0.00
Forfeited/Cancelled	(0.2)	17.27

Nonvested, September 28, 2008	2.0	17.36	2.5	30.5
Granted	3.3	8.78
Vested	0.0	0.00
Forfeited/Cancelled	(0.9)	13.94

Nonvested, September 27, 2009	4.4	11.55	1.6	88.2
Granted	2.3	22.27
Vested	(0.7)	16.35
Forfeited/Cancelled	(0.6)	12.27

Nonvested, October 3, 2010	5.4	13.55	1.1	140.8

As of October 3, 2010, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $44 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.0 years.

ESPP

Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.8 million in fiscal 2010.

Deferred Stock Plan

We have a deferred stock plan for certain non-employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is five years. As of October 3, 2010 and September 27, 2009, 3.4 million shares were deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents. No new initial deferrals are permitted under this plan; the plan permits re-deferrals of previously deferred shares.

Defined Contribution Plans

We maintain voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws.

Our matching contributions to all US and non-US plans were $23.5 million, $19.7 million and $25.3 million in fiscal years 2010, 2009 and 2008, respectively.

Note 15:	Income Taxes

Provision for income taxes (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Current taxes:
Federal	$457.5	$165.3	$180.4
State	79.6	35.0	34.3
Foreign	38.3	26.3	40.4
Deferred taxes, net	(86.7)	(58.2)	(111.1)

Total	$488.7	$168.4	$144.0

Reconciliation of the statutory US federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	2.6%	2.8%
Foreign earnings taxed at lower rates	-2.5%	-2.3%	-3.6%
Domestic production activity deduction	-0.9%	-2.3%	-2.6%
Credit resulting from employment audit	0.0%	-2.0%	0.0%
Other, net	-0.1%	-0.9%	-0.3%

Effective tax rate	34.0%	30.1%	31.3%

US income and foreign withholding taxes have not been provided on approximately $646 million of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the US, in the form of dividends or otherwise, we would be subject to additional US income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Oct 3, 2010	Sep 27, 2009
Deferred tax assets:
Property, plant and equipment	$32.6	$0.0
Accrued occupancy costs	55.2	51.5
Accrued compensation and related costs	100.8	70.1
Other accrued expenses	25.0	24.5
Asset retirement obligation asset	14.9	13.9
Deferred revenue	58.4	39.3
Asset impairments	94.8	99.7
Tax credits	41.0	61.4
Stock based compensation	115.9	96.6
Net operating losses	43.7	20.1
Other	50.6	36.0

Total	$632.9	$513.1
Valuation allowance	(88.1)	(20.3)

Total deferred tax asset, net of valuation allowance	$544.8	$492.8
Deferred tax liabilities:
Property, plant and equipment	(26.2)	(45.6)
Other	(19.1)	(25.4)

Total	(45.3)	(71.0)

Net deferred tax asset	$499.5	$421.8

Reported as:
Current deferred income tax asset	$304.2	$286.6
Long-term deferred income tax asset (included in Other assets)	195.3	135.2

Net deferred tax asset	$499.5	$421.8

We will establish a valuation allowance if either it is more likely than not that the deferred tax asset will expire before we are able to realize their benefits, or the future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of October 3, 2010 and September 27, 2009 was related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended October 3, 2010, and September 27, 2009, was an increase of $67.8 million and $0.3 million, respectively. During fiscal 2010, we recognized approximately $40 million of previously unrecognized deferred tax assets in certain foreign jurisdictions, with a corresponding increase to the valuation allowance due to the uncertainty of their realization.

As of October 3, 2010, Starbucks had foreign tax credit carryforwards of $26.1 million with expiration dates between fiscal years 2014 and 2019. As of the end of fiscal 2010, capital loss carryforwards were $15.4 million with expiration dates between fiscal years 2014 and 2015. As of October 3, 2010, Starbucks had foreign net operating losses of $145.6 million, the predominant amount having no expiration.

Taxes currently payable of $24.7 million and $57.2 million are included in accrued taxes on the consolidated balance sheets as of October 3, 2010 and September 27, 2009, respectively.

Uncertain Tax Positions

As of October 3, 2010, we had $68.4 million of gross unrecognized tax benefits of which $21.6 million, if recognized, would affect our effective tax rate. As of October 3, 2010 and September 27, 2009, we had accrued interest and penalties of $16.8 million and $9.9 million, respectively, before benefit of federal tax deduction, recorded on our consolidated balance sheets.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Beginning balance	$49.1	$52.6	$58.3
Increase related to prior year tax positions	35.0	4.2	64.9
Decrease related to prior year tax positions	(21.4)	(11.6)	(37.2)
Increase related to current year tax positions	14.1	8.4	17.0
Decrease related to current year tax positions	(8.1)	(0.9)	(5.4)
Decreases related to settlements with taxing authorities	0.0	(3.0)	(11.1)
Decreases related to lapsing of statute of limitations	(0.3)	(0.6)	(33.9)

Ending balance	$68.4	$49.1	$52.6

We are currently under routine audit by various jurisdictions outside the US as well as US state taxing jurisdictions for fiscal years 2003 through 2009. We are no longer subject to US federal or state examination for years before fiscal year 2006, with the exception of four states. We are subject to income tax in many jurisdictions outside the US. We are no longer subject to examination in any material international markets prior to 2003.

There is a reasonable possibility that approximately $9.5 million of the currently remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized by the end of fiscal 2011 as the result of a lapse of the statute of limitations.

Note 16:	Earnings per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Net earnings attributable to Starbucks	$945.6	$390.8	$315.5
Weighted average common shares and common stock units outstanding (for basic calculation)	744.4	738.7	731.5
Dilutive effect of outstanding common stock options and RSUs	19.8	7.2	10.2

Weighted average common and common equivalent shares outstanding (for diluted calculation)	764.2	745.9	741.7

EPS — basic	$1.27	$0.53	$0.43
EPS — diluted	$1.24	$0.52	$0.43

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options totaled 20 million, 17 million and 40 million, in fiscal years 2010, 2009 and 2008, respectively.

Note 17:	Commitments and Contingencies

Guarantees

We have unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. These guarantees expire in 2014. Our maximum exposure under this commitment as of October 3, 2010 is $2.6 million and is limited to the sum of unpaid principal and interest, as well as other related expenses. These amounts will vary based on fluctuations in the yen foreign exchange rate. Since there has been no modification of these loan guarantees subsequent to the adoption of accounting requirements for guarantees, we have applied the disclosure provisions only and have not recorded the guarantees on our consolidated balance sheets.

We have commitments under which we unconditionally guarantee our proportionate share of certain borrowings of unconsolidated equity investees. These guarantees have varying expiration dates. As of October 3, 2010, our maximum exposure under these commitments is $2.1 million, which excludes interest and other related costs. The fair value of these guarantees as of October 3, 2010 is $2.2 million and is recorded our consolidated balance sheets.

Legal Proceedings

Starbucks is party to various legal proceedings arising in the ordinary course of business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

Note 18:	Acquisitions

In the first quarter of fiscal 2010, we acquired 100% ownership of our business in France, converting it from a 50% joint venture with Sigla S.A. (Grupo Vips) of Spain to a company-operated market. We simultaneously sold our 50% ownership interests in the Spain and Portugal markets to Grupo Vips, converting them to licensed markets.

In the fourth quarter of fiscal 2010, we acquired 100% ownership of our business in Brazil, converting it from a 49% joint venture with Cafés Sereia do Brasil Participações S.A of Brazil to a company-operated market.

In the fourth quarter of fiscal 2010, we acquired 100% ownership of a previously consolidated 50% joint venture in the US with Johnson Coffee Corporation, Urban Coffee Opportunities (“UCO”). The following table shows the effects of the change in Starbucks ownership interest in UCO on Starbucks equity:

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Net earnings attributable to Starbucks	$945.6	$390.8	$315.5
Transfers (to) from the noncontrolling interest:
Decrease in additional paid-in capital for purchase of 50% interest in subsidiary	(26.8)	0.0	0.0

Change from net earnings attributable to Starbucks and transfers to noncontrolling interest	$918.8	$390.8	$315.5

Note 19:	Segment Reporting

Segment information is prepared on the same basis that our management reviews financial information for operational decision making purposes. We have three reportable operating segments: US, International, and CPG. In the fourth fiscal quarter of 2010, we changed the composition of our operating segments, presenting Seattle’s Best Coffee as a separate operating segment that is now reported with Digital Ventures and unallocated corporate expenses within Other. Financial information for Seattle’s Best Coffee was previously reported within the US, International, and CPG segments. This change reflects the culmination of internal management and reporting realignments, and the expected development of the Seattle’s Best Coffee business. Segment information for all prior periods presented has been reclassified to reflect this change.

United States

US operations sell coffee and other beverages, complementary food, whole bean coffees, and a focused selection of merchandise primarily through company-operated retail stores. Specialty operations within the US include licensed retail stores.

International

International operations sell coffee and other beverages, complementary food, whole bean coffees, and a focused selection of merchandise through company-operated retail stores in Canada, the UK, and several other markets. Specialty operations in international markets primarily include retail store licensing operations in nearly 40 countries and foodservice accounts, primarily in the UK and Canada. Many of our international operations are in the early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the US.

Global Consumer Products Group

CPG operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas through licensing arrangements in US and international markets. CPG operations also produce and sell ready-to-drink beverages which include, among others, bottled Frappuccino® beverages, Starbucks DoubleShot® espresso drinks, and Discoveries® chilled cup coffee. In addition, CPG operations produce and sell Starbucks VIA® Ready Brew, as well as Starbucks® super-premium ice creams through its marketing and distribution agreements and a joint venture. The US foodservice business sells coffee and other related products to institutional foodservice companies with the majority of its sales through national broadline distribution networks.

Other

Other includes Seattle’s Best Coffee and Digital Ventures as well as expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, and are not included in the reported financial results of the operating segments.

Revenue mix by product type (in millions):

Fiscal Year Ended	Oct 3, 2010		Sep 27, 2009		Sep 28, 2008
Beverage	$6,750.3	63%	$6,238.4	64%	$6,663.3	64%
Food	1,878.7	18%	1,680.2	17%	1,511.7	15%
Whole bean and soluble coffees	1,131.3	10%	965.2	10%	987.8	9%
Other(1)	947.1	9%	890.8	9%	1,220.2	12%

Total	$10,707.4	100%	$9,774.6	100%	$10,383.0	100%

(1)	Other includes royalty and licensing revenues, beverage-related accessories and equipment revenues.

Information by geographic area (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Net revenues from external customers:
United States	$8,335.4	$7,787.7	$8,227.0
Other countries	2,372.0	1,986.9	2,156.0

Total	$10,707.4	$9,774.6	$10,383.0

No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the US consist primarily of revenues from Canada and the UK, which together account for approximately 64% of net revenues from other countries for fiscal 2010.

	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Long-lived assets:
United States	$2,807.9	$2,776.7	$3,099.9
Other countries	821.6	764.3	824.8

Total	$3,629.5	$3,541.0	$3,924.7

Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income represents earnings before net interest income and other, interest expense and income taxes. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include net property, plant and equipment, equity and cost investments, goodwill, and other intangible assets. Corporate assets are primarily comprised of cash and investments, assets of the corporate headquarters and roasting facilities, and inventory.

The table below presents information by operating segment for the fiscal years noted (in millions):

	United States	International	CPG	Other	Total
Fiscal 2010:
Total net revenues	$7,560.4	$2,288.8	$707.4	$150.8	$10,707.4
Depreciation and amortization	350.7	108.6	3.7	47.4	510.4
Income (loss) from equity investees	0.0	80.8	70.6	(3.3)	148.1
Operating income/(loss)	1,291.1	225.2	261.4	(358.3)	1,419.4
Total assets	1,482.9	1,272.8	54.1	3,576.1	6,385.9
Fiscal 2009:
Total net revenues	$7,061.7	$1,914.3	$674.4	$124.2	$9,774.6
Depreciation and amortization	377.9	102.2	4.8	49.8	534.7
Income from equity investees	0.5	53.6	67.8	0.0	121.9
Operating income/(loss)	530.1	91.2	281.8	(341.1)	562.0
Total assets	1,640.8	1,071.3	71.1	2,793.6	5,576.8
Fiscal 2008:
Total net revenues	$7,491.2	$2,099.6	$680.9	$111.3	$10,383.0
Depreciation and amortization	395.1	108.6	5.4	40.2	549.3
Income (loss) from equity investees	(1.3)	54.2	60.7	0.0	113.6
Operating income/(loss)	454.0	108.8	269.9	(328.8)	503.9
Total assets	1,956.9	1,066.0	54.6	2,595.1	5,672.6

The table below reconciles the total of the reportable segments’ operating income to the consolidated earnings before income taxes (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Sep 28, 2008
Operating income	$1,419.4	$562.0	$503.9
Interest income and other, net	50.3	37.0	5.2
Interest expense	(32.7)	(39.1)	(53.4)

Earnings before income taxes	$1,437.0	$559.9	$455.7

Note 20:	Subsequent Event

In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. that we are discontinuing our licensing relationships. Through these relationships with Kraft, Starbucks sells a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft manages the distribution, marketing, advertising and promotion of these products. Discussions between Starbucks and Kraft are ongoing as of the date of the filing of this 10-K and there is the possibility of a commercial dispute between the parties. At this time Starbucks is unable to estimate the range of possible outcomes with respect to this matter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of October 3, 2010 and September 27, 2009, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended October 3, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of October 3, 2010 and September 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

November 22, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

During the fourth quarter of fiscal 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (October 3, 2010).

During the fourth quarter of fiscal 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-K.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of October 3, 2010.

Our internal control over financial reporting as of October 3, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation

Seattle, Washington

We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of October 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended October 3, 2010, of the Company and our report dated November 22, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington

November 22, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election Of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Committees and Related Matters” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 23, 2011 (the “Proxy Statement”). Information regarding our executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

We adopted a code of ethics applicable to our chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at www.starbucks.com/aboutus/corporate_governance.asp. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this 10-K:

1.    Financial Statements

The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended October 3, 2010, September 27, 2009 and September 28, 2008;

•	Consolidated Balance Sheets as of October 3, 2010 and September 27, 2009;

•	Consolidated Statements of Cash Flows for the fiscal years ended October 3, 2010 September 27, 2009 and September 28, 2008;

•	Consolidated Statements of Equity for the fiscal years ended October 3, 2010, September 27, 2009 and September 28, 2008;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ Howard Schultz
Howard Schultz chairman, president and chief executive officer

November 22, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 22, 2010.

	Signature	Title

By:	/s/ Howard Schultz Howard Schultz	chairman, president and chief executive officer

By:	/s/ Troy Alstead Troy Alstead	chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)

By:	/s/ Barbara Bass Barbara Bass	director

By:	/s/ William W. Bradley William W. Bradley	director

By:	/s/ Mellody Hobson Mellody Hobson	director

By:	/s/ Kevin R. Johnson Kevin R. Johnson	director

By:	/s/ Olden Lee Olden Lee	director

	Signature	Title

By:	/s/ Sheryl Sandberg Sheryl Sandberg	director

By:	/s/ James G. Shennan Jr. James G. Shennan Jr.	director

By:	/s/ Javier G. Teruel Javier G. Teruel	director

By:	/s/ Myron E. Ullman III Myron E. Ullman III	director

By:	/s/ Craig E. Weatherup Craig E. Weatherup	director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	05/12/06	3.1

3.2	Amended and Restated Bylaws of Starbucks Corporation	8-K	0-20322	1/12/09	3.2

4.1	Form of Indenture	S-3 ASR	333-145572	8/20/07	4.1

4.2	Form of Note for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.2

4.3	Form of Supplemental Indenture for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.3

10.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994, as amended and restated through March 18, 2009	8-K	0-20322	3/20/09	10.2

10.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/03	10.2

10.3	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through March 18, 2009	8-K	0-20322	3/20/09	10.3

10.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10.3

10.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through April 1, 2009	10-Q	0-20322	2/04/09	10.6

10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/01	10.5

10.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective September 19, 2006	8-K	0-20322	9/25/06	10.1

10.7*	Starbucks Corporation Management Deferred Compensation Plan	S-8	333-65181	10/01/98	4.1

10.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/99	10.17

10.9	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/03	10.9

10.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/03	10.10

10.11*	Consulting Agreement dated April 6, 2009 between Starbucks Corporation and Olden Lee	10-Q	0-20322	08/05/09	10.1

10.12*	Amendment No. 1 to Consulting Agreement, dated as of October 1, 2009, between Starbucks Corporation and Olden Lee	10-Q	0-20322	02/02/10	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.13	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/06	10.12

10.14*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 18, 2009	8-K	0-20322	03/20/09	10.1

10.15*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.2

10.16*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.3

10.17*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.4

10.18*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.5

10.19*	Letter Agreement dated February 5, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	05/06/09	10.4

10.20	2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated on September 14, 2010	—	—	—	—	X

10.21	Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.2

10.22	Credit Agreement dated November 17, 2010 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	11/19/10	10.1

10.23	Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/07	10.1.1

10.24	Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/07	10.1.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.25*	Letter Agreement dated February 19, 2008 between Starbucks Corporation and Arthur Rubinfeld	10-Q	0-20322	05/08/08	10.1

10.26*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	05/08/08	10.3

10.27*	Letter Agreement dated November 6, 2008 between Starbucks Corporation and Troy Alstead	8-K	0-20322	11/12/08	10.1

10.28*	Time Vested Restricted Stock Unit Agreement (US) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.1

10.29*	Time Vested Restricted Stock Unit Agreement (International) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.2

10.30*	Performance Based Restricted Stock Unit Agreement under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	11/7/08	10.3

10.31*	Separation Agreement and Release dated November 30, 2009 between Starbucks Corporation and Martin Coles	10-Q	0-20322	02/02/10	10.2

10.32*	Letter Agreement dated October 8, 2009 between Starbucks Corporation and Kalen Holmes					X

10.33*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	02/02/10	10.3

12	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X

21	Subsidiaries of Starbucks Corporation	—	—	—	—	X

23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

101**	The following financial statements from the Company’s 10-K for the fiscal year ended October 3, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Consolidated Statements of Equity (v) Notes to Condensed Consolidated Financial Statements

*	Denotes a management contract or compensatory plan or arrangement.
**	Furnished herewith.