Form 10-Q
period 2011-01-02
STARBUCKS CORP
filed 2011-02-04
CIK 829224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 28, 2011
Common Stock, par value $0.001 per share	746.0 million

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended January 2, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share data)

(unaudited)

	13 Weeks Ended
Fiscal Year Ended	Jan 2, 2011	Dec 27, 2009
Net revenues:
Company-operated retail	$2,451.3	$2,292.9
Specialty:
Licensing	378.8	326.1
Foodservice and other	120.7	103.7

Total specialty	499.5	429.8

Total net revenues	2,950.8	2,722.7
Cost of sales including occupancy costs	1,200.8	1,145.7
Store operating expenses	905.7	896.1
Other operating expenses	92.5	71.9
Depreciation and amortization expenses	127.8	130.6
General and administrative expenses	156.6	136.9
Restructuring charges	0.0	18.3

Total operating expenses	2,483.4	2,399.5
Income from equity investees	34.5	29.4

Operating income	501.9	352.6
Interest income and other, net	14.4	25.1
Interest expense	(7.9)	(8.2)

Earnings before income taxes	508.4	369.5
Income taxes	160.8	126.0

Net earnings including noncontrolling interests	347.6	243.5
Net earnings attributable to noncontrolling interests	1.0	2.0

Net earnings attributable to Starbucks	$346.6	$241.5

Earnings per share - basic	$0.46	$0.32
Earnings per share - diluted	$0.45	$0.32
Weighted average shares outstanding:
Basic	745.7	744.2
Diluted	766.7	762.9
Cash dividends declared per share	$0.13	$0.00

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(unaudited)

	Jan 2, 2011	Oct 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,792.0	$1,164.0
Short-term investments — available-for-sale securities	204.5	236.5
Short-term investments — trading securities	54.1	49.2
Accounts receivable, net	316.1	302.7
Inventories	620.5	543.3
Prepaid expenses and other current assets	151.0	156.5
Deferred income taxes, net	262.2	304.2

Total current assets	3,400.4	2,756.4
Long-term investments — available-for-sale securities	130.6	191.8
Equity and cost investments	352.9	341.5
Property, plant and equipment, net	2,393.6	2,416.5
Other assets	317.9	346.5
Other intangible assets	71.9	70.8
Goodwill	263.8	262.4

TOTAL ASSETS	$6,931.1	$6,385.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	296.8	282.6
Accrued compensation and related costs	306.6	400.0
Accrued occupancy costs	163.7	173.2
Accrued taxes	115.8	100.2
Insurance reserves	151.3	146.2
Other accrued liabilities	314.0	262.8
Deferred revenue	608.2	414.1

Total current liabilities	1,956.4	1,779.1
Long-term debt	549.4	549.4
Other long-term liabilities	365.0	375.1

Total liabilities	2,870.8	2,703.6
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 748.8 and 742.6 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in capital	228.9	106.2
Other additional paid-in-capital	39.4	39.4
Retained earnings	3,720.1	3,471.2
Accumulated other comprehensive income	62.6	57.2

Total shareholders’ equity	4,051.7	3,674.7
Noncontrolling interests	8.6	7.6

Total equity	4,060.3	3,682.3

TOTAL LIABILITIES AND EQUITY	$6,931.1	$6,385.9

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	13 weeks ended
	Jan 2, 2011	Dec 27, 2009
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$347.6	$243.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	135.3	138.2
Provision for impairments and asset disposals	17.2	37.2
Deferred income taxes, net	53.7	1.0
Equity in income of investees	(25.3)	(16.3)
Distributions of income from equity investees	17.9	21.2
Stock-based compensation	36.5	24.3
Tax benefit from exercise of stock options	11.9	5.3
Excess tax benefit from exercise of stock options	(36.6)	(8.6)
Other	(3.8)	(7.3)
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(77.6)	120.7
Accounts payable	15.4	(43.8)
Accrued taxes	37.6	69.5
Deferred revenue	193.0	180.3
Other operating assets	20.9	38.8
Other operating liabilities	(70.1)	(35.3)

Net cash provided/(used) by operating activities	673.6	768.7
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(21.0)	(9.6)
Maturities and calls of available-for-sale securities	113.8	21.8
Acquisitions, net of cash acquired	0.0	(10.6)
Net purchases of equity, other investments and other assets	(0.7)	(1.9)
Additions to property, plant and equipment, net	(128.9)	(99.7)

Net cash provided/(used) by investing activities	(36.8)	(100.0)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	62.3	38.1
Excess tax benefit from exercise of stock options	36.6	8.6
Principal payments on long-term debt	0.0	(6.5)
Cash dividends paid	(96.9)	0.0
Repurchase of common stock	(11.8)	0.0
Other	(0.1)	(0.4)

Net cash provided/(used) by financing activities	(9.9)	39.8
Effect of exchange rate changes on cash and cash equivalents	1.1	(2.0)

Net increase/(decrease) in cash and cash equivalents	628.0	706.5
CASH AND CASH EQUIVALENTS:
Beginning of period	1,164.0	599.8

End of period	$1,792.0	$1,306.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$0.0	$0.0
Income taxes	$49.2	$52.2

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 Weeks Ended January 2, 2011

(unaudited)

Note 1: Summary of Significant Accounting Policies

Financial Statement Preparation

The unaudited condensed consolidated financial statements as of January 2, 2011, and for the 13-week periods ended January 2, 2011 and December 27, 2009, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the 13-week periods ended January 2, 2011 and December 27, 2009 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

The financial information as of October 3, 2010 is derived from our audited consolidated financial statements and notes for the fiscal year ended October 3, 2010 (“fiscal 2010”), included in Item 8 in the Fiscal 2010 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the financial statements in the 10-K.

The results of operations for the 13-week period ended January 2, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2011 (“fiscal 2011”).

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. We adopted this new guidance effective at the beginning of the first quarter of fiscal 2011, with no impact on our financial statements.

Note 2: Derivative Financial Instruments

Cash Flow Hedges

Net derivative losses of $17.6 million and $13.9 million, net of taxes, were included in accumulated other comprehensive income as of January 2, 2011 and October 3, 2010, respectively, related to cash flow hedges. Of the net derivative losses accumulated as of January 2, 2011, $8.9 million pertain to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the year-to-date periods in fiscal 2011 and 2010 was not material. Outstanding contracts will expire within 33 months.

Net Investment Hedges

Net derivative losses of $28.9 million and $26.7 million, net of taxes, were included in accumulated other comprehensive income as of January 2, 2011 and October 3, 2010, respectively, related to net investment derivative hedges. Outstanding contracts will expire within 27 months.

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

We also enter into certain swap and futures contracts from time to time that are not designated as hedging instruments to mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statement of earnings.

The following table presents the pretax effect of derivative instruments on other comprehensive income and earnings for the 13-week period ended (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	Jan 2, 2011	Dec 27, 2009	Jan 2, 2011	Dec 27, 2009	Jan 2, 2011	Dec 27, 2009
Gain/(Loss) recognized in earnings	($2.8)	($1.0)	$0.0	$0.0	$1.7	($1.4)
Gain/(Loss) recognized in OCI	($8.2)	($6.4)	($3.5)	$1.3

Notional amounts of outstanding derivative contracts as of January 2, 2011:

•	$601 million in foreign exchange contracts

•	$23 million in dairy contracts

Note 3: Investments

Fair value of investments (in millions):

	Jan 2, 2011	Oct 3, 2010
Short-term investments:
Available-for-sale securities - Agency obligations	$27.0	$30.0
Available-for-sale securities - Corporate debt securities	37.6	15.0
Available-for-sale securities - State and local government obligations	0.0	0.7
Available-for-sale securities - Government treasury securities	139.9	190.8
Trading securities	54.1	49.2

Total short-term investments	$258.6	$285.7

Long-term investments:
Available-for-sale securities – Agency obligations	$0.0	$27.0
Available-for-sale securities - Corporate debt securities	93.7	123.5
Available-for-sale securities - State and local government obligations	36.9	41.3

Total long-term investments	$130.6	$191.8

Gross unrealized holding gains and losses were not material at January 2, 2011 and October 3, 2010.

In the first quarter of fiscal 2011, $5.8 million of our auction rate securities (“ARS”), which are included in long-term available-for-sale state and local government obligations, were called at par.

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using

	Balance at Jan 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$335.1	$139.9	$158.3	$36.9
Trading securities	54.1	54.1	0.0	0.0

Total	$389.2	$194.0	$158.3	$36.9

Liabilities:
Derivatives	$39.8	$0.0	$39.8	$0.0

		Fair Value Measurements at Reporting Date Using

	Balance at Oct 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$428.3	$190.8	$196.2	$41.3
Trading securities	49.2	49.2	0.0	0.0

Total	$477.5	$240.0	$196.2	$41.3

Liabilities:
Derivatives	$34.7	$0.0	$34.7	$0.0

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured using level 3 inputs described above are comprised entirely of our ARS. Changes in this balance relate primarily to calls of certain of our ARS as discussed in Note 3.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (in millions)

Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property, plant and equipment, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired.

During the 13 weeks ended January 2, 2011 and December 27, 2009, we recognized fair market value adjustments with a charge to earnings for these assets as follows:

13 weeks ended January 2, 2011	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment

Property, plant and equipment (1)	$1.1	($0.9)	$0.2
Other assets (2)	$24.2	($14.0)	$10.2

13 weeks ended December 27, 2009	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment

Property, plant and equipment (1)	$13.9	($11.1)	$2.8
Equity and cost investments (3)	$9.6	($7.5)	$2.1

(1)

These assets primarily consist of leasehold improvements in underperforming stores. The fair value was determined using a discounted cash flow model based on future store revenues and operating costs, using internal projections. The resulting impairment charge was included in store operating expenses.

(2)

The fair value was determined using a discounted cash flow model based on future expected revenues and operating costs, using internal projections. The resulting impairment charge was included in other operating expenses.

(3)

The fair value was determined using valuation techniques, including discounted cash flows, comparable transactions, and comparable company analyses. The resulting impairment charge was included in other operating expenses.

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of those instruments. The estimated fair value of the $550 million of 6.25% Senior Notes was approximately $618 million and $637 million as of January 2, 2011 and October 3, 2010, respectively.

Note 5: Inventories (in millions)

	Jan 2, 2011	Oct 3, 2010	Dec 27, 2009
Coffee:
Unroasted	$336.3	$238.3	$289.6
Roasted	89.7	95.1	76.1
Other merchandise held for sale	105.6	115.6	94.9
Packaging and other supplies	88.9	94.3	84.3

Total	$620.5	$543.3	$544.9

Inventory levels vary due to seasonality driven primarily by the holiday season, commodity market supply and price variations, and changes in our use of fixed-price and price-to-be-fixed coffee contracts.

As of January 2, 2011, we had committed to purchasing green coffee totaling $477 million under fixed-price contracts and an estimated $184 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6: Property, Plant and Equipment (in millions)

	Jan 2, 2011	Oct 3, 2010
Land	$58.0	$58.0
Buildings	267.8	265.7
Leasehold improvements	3,467.7	3,435.6
Store equipment	1,072.7	1,047.7
Roasting equipment	290.6	290.6
Furniture, fixtures and other	626.6	617.5
Work in progress	173.4	173.6

	5,956.8	5,888.7
Less accumulated depreciation	(3,563.2)	(3,472.2)

Property, plant and equipment, net	$2,393.6	$2,416.5

Note 7: Other Liabilities (in millions)

	Jan 2, 2011	Oct 3, 2010
Accrued dividend payable	97.3	96.5
Other	216.7	166.3

Total other accrued liabilities	$314.0	$262.8

Deferred rent	$234.9	$239.7
Unrecognized tax benefits	56.0	65.1
Asset retirement obligations	48.5	47.7
Other	25.6	22.6

Total other long term liabilities	$365.0	$375.1

Note 8: Equity

Components of total equity (in millions):

	13 Weeks Ended
	Jan 2, 2011	Dec 27, 2009
Beginning balance of total equity	$3,682.3	$3,056.9
Net earnings including noncontrolling interest	347.6	243.5
Other comprehensive income / (loss)	5.4	(7.2)

Comprehensive income	353.0	236.3
Stock-based compensation expense	37.1	24.3
Exercise of stock options	92.5	41.9
Sale of common stock	4.9	5.1
Repurchase of common stock	(11.8)	-
Cash dividends declared	(97.7)	-
Net distributions to noncontrolling interests	-	(0.4)

Ending balance of total equity	$4,060.3	$3,364.1

Changes in noncontrolling interests for the 13 weeks ended January 2, 2011 and December 27, 2009 are not presented as they were not material.

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of January 2, 2011.

Share repurchase activity during the first quarter of fiscal 2011 (in millions, except for average price data):

Number of shares acquired	0.4
Average price per share of acquired shares	$30.63
Total cost of acquired shares	$11.8

As of January 2, 2011, 9.7 million shares remained available for repurchase under the current authorization. The Company did not repurchase any shares during the first quarter of fiscal 2010.

During the first quarter of fiscal 2011, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.13 per share to be paid on February 25, 2011, to shareholders of record on the close of business on February 9, 2011. The accrued dividend payable of $97.3 million is recorded in other accrued liabilities on the consolidated balance sheet.

Components of accumulated other comprehensive income, net of tax (in millions):

	Jan 2, 2011	Oct 3, 2010
Net unrealized gains / (losses) on available-for-sale securities	$(0.7)	$(0.9)
Net unrealized gains / (losses) on hedging instruments	(46.5)	(40.5)
Translation adjustment	109.8	98.6

Accumulated other comprehensive income	$62.6	$57.2

Note 9: Employee Stock Plans

As of January 2, 2011, there were 23.8 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans (“ESPP”).

Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

	13 Weeks Ended
	Jan 2, 2011	Dec 27, 2009
Options	$17.9	$17.9
RSUs	18.6	6.4

Total stock-based compensation	$36.5	$24.3

Value of awards granted and exercised during the period:

	13 Weeks Ended
	Jan 2, 2011	Dec 27, 2009
Estimated fair value per option granted	$9.40	$8.34
Weighted average option grant price	$30.79	$22.07
Weighted average price per option exercised	$13.62	$11.86
Weighted average RSU grant price	$30.79	$22.05

Stock option and RSU transactions from October 3, 2010 through January 2, 2011 (in millions):

	Stock Option	RSUs
Options outstanding/Nonvested RSUs, October 3, 2010	60.7	5.4
Options/RSUs granted	3.8	5.2
Options exercised/RSUs vested	(5.2)	(1.6)
Options/RSUs forfeited/expired	(1.2)	(0.2)

Options outstanding/Nonvested RSUs, January 2, 2011	58.1	8.8

Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of January 2, 2011	$79	$116

Note 10: Earnings Per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	13 Weeks Ended
	Jan 2, 2011	Dec 27, 2009
Net earnings attributable to Starbucks	$346.6	$241.5
Weighted average common shares and common stock units outstanding (for basic calculation)	745.7	744.2
Dilutive effect of outstanding common stock options and RSUs	21.0	18.7

Weighted average common and common equivalent shares outstanding (for diluted calculation)	766.7	762.9

EPS — basic	$0.46	$0.32
EPS — diluted	$0.45	$0.32

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options totaled 7 million and 21 million for the 13-week periods ended January 2, 2011 and December 27, 2009, respectively.

Note 11: Commitments and Contingencies

Legal Proceedings

In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (“Kraft”) that we are discontinuing our licensing relationships with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defines the main licensing relationship between the parties. Through our relationships with Kraft, Starbucks sells a selection of Starbucks and Seattle’s Best Coffee® branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft manages the distribution, marketing, advertising and promotion of these products.

On November 29, 2010, Starbucks received a notice of arbitration from Kraft putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. Kraft denies it has materially breached the Agreement. Kraft further alleges that if the Company wishes to terminate the Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances.

On December 6, 2010 Kraft commenced a federal court action against Starbucks, entitled Kraft Foods Global, Inc. v. Starbucks Corporation, in the U.S. District Court for the Southern District of New York (the “District Court”) seeking injunctive relief to prevent Starbucks from terminating the relationship until the parties’ dispute is resolved through the arbitration proceeding. On January 28, 2011, the District Court denied Kraft’s request for injunctive relief. Kraft has appealed the District Court’s decision and is seeking expedited consideration of its appeal by the Second Circuit Court of Appeals.

While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allow us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks under the arbitration. At this time the Company is unable to estimate the range of possible outcomes with respect to this matter.

Starbucks is party to various other legal proceedings arising in the ordinary course of business, but, except as noted above, is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position or results of operations.

Note 12: Segment Reporting

Segment information is prepared on the same basis that management reviews financial information for operational decision making purposes. The tables below present information by operating segment (in millions):

13 Weeks Ended January 2, 2011	United States	International	CPG	Other	Total
Total net revenues	$2,067.7	$640.0	$195.2	$47.9	$2,950.8
Depreciation and amortization expenses	86.7	27.8	0.8	12.5	127.8
Income (loss) from equity investees	0.0	20.3	14.4	(0.2)	34.5
Operating income/(loss)	452.5	104.5	67.5	(122.6)	501.9
December 27, 2009
Total net revenues	$1,923.5	$588.7	$174.3	$36.1	$2,722.7
Depreciation and amortization expenses	89.6	28.2	1.0	11.8	130.6
Income (loss) from equity investees	0.0	17.0	12.4	0.0	29.4
Operating income/(loss)	334.2	42.9	63.9	(88.4)	352.6

The following table reconciles the total of operating income in the table above to consolidated earnings before income taxes (in millions):

13 Weeks Ended	Jan 2, 2011	Dec 27, 2009
Operating income	$501.9	$352.6
Interest income and other, net	14.4	25.1
Interest expense	(7.9)	(8.2)

Earnings before income taxes	$508.4	$369.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding, earnings per share, revenues, operating margins, comparable store sales, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of the international business; restructuring charges, profitable growth opportunities, commodity costs and our mitigation strategies, transitioning from our relationship with Kraft; liquidity, cash flow from operations, anticipated store openings and closings, tax rates, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including Part I Item IA. “Risk Factors” in the 10-K.

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

Overview

Starbucks results for the fiscal first quarter of 2011 demonstrate the ongoing success of our efforts over the last two years to improve the health of our core business and to position the Company for sustained, profitable growth into the future. Strong global comparable stores sales growth of 7% for the fiscal first quarter (US 8% and International 5%), combined with a more disciplined and efficient operating structure, drove increased sales leverage and resulted in higher operating margins and net earnings. Significantly higher coffee costs, which typically approximate 7% of consolidated revenues, were the largest factor pressuring results for the quarter and we expect these higher coffee costs to have a continued impact on our business.

In our US business we continued to refine our store efficiency efforts, including the final rollout of our new point-of-sale and inventory management systems in our company-operated stores, while maintaining strong levels of customer satisfaction.

The profitability of our international business continues to improve, reaching record levels in the first quarter of fiscal 2011 for revenues, operating income and operating margin. We continue to leverage the valuable lessons learned from the turnaround of our US business, and continue to make progress on scaling the infrastructure of this segment. We are aggressively pursuing the profitable expansion opportunities that exist outside the US, including disciplined growth and scale in our more mature markets, and faster expansion in key emerging markets like China and Brazil.

Our global consumer products group (“CPG”) represents another important profitable growth opportunity for us as we accelerate both product innovation and distribution, and we transition our packaged coffee and tea businesses to an in-house model and away from the current licensing agreement. We are aggressively pursuing the opportunities beyond our more traditional store experience to offer consumers new coffee and other products in multiple forms, across new categories, and through diverse channels, leveraging our strong brand and established retail store base. Examples include the ongoing global expansion of our successful Starbucks VIA® Ready Brew product and the introduction of new products such as Starbucks® Natural Fusions line of premium flavored coffee.

Financial Highlights for the First Quarter of Fiscal 2011 — Consolidated

•	Total net revenues increased 8% to $3.0 billion.

•	Comparable store sales increased 7%, driven by a 5% increase in traffic and a 2% increase in average ticket

¡	U.S. comparable store sales increased 8%, driven by a 6% increase in traffic and a 2% increase in average ticket.

¡	International comparable store sales increased 5%, driven by a 2% increase in both traffic and average ticket.

•	Consolidated operating margin improved to 17%: up 400 basis points over the prior year.

¡	U.S. operating margin improved to 21.9%: up 450 basis points over the prior year.

¡	International operating margin improved to 16.3%: up 900 basis points over the prior year.

•	EPS increased 41% to $0.45 in Q1 fiscal 2011 compared to $0.32 in Q1 fiscal 2010.

•	Cash flow from operations was $674 million compared to $769 million in the prior year.

Fiscal 2011 — Financial Outlook for the Year

For fiscal year 2011, we expect revenues to grow in the mid-to-high single digits based on a 52-week comparable year, driven by low to mid single-digit comparable store sales growth. We plan to open approximately 500 net new stores globally in fiscal 2011: approximately 100 in the U.S. and approximately 400 internationally, the majority of which are expected to be licensed stores.

We expect continued improvement in our consolidated operating margin in fiscal 2011 compared to the prior year, given our current revenue expectations and sales leverage, and the absence of restructuring charges in fiscal 2011, offset in part by higher coffee costs. In order to mitigate the risk of higher coffee prices on our results for fiscal 2011 we have essentially locked in all of our coffee costs for the remainder of the year with fixed-price purchase commitments.

We expect capital expenditures to be approximately $550 million to $600 million for the full year.

Results of Operations for the 13 Weeks Ended January 2, 2011 and December 27, 2009 (in millions)

Results of Operations Details — Consolidated

Revenues:

	13 Weeks Ended
	Jan 2, 2011	Dec 27, 2009	% Change

Company-operated retail	$2,451.3	$2,292.9	6.9%
Specialty:
Licensing	378.8	326.1	16.2
Foodservice and other	120.7	103.7	16.4

Total specialty	499.5	429.8	16.2

Total net revenues	$2,950.8	$2,722.7	8.4%

Net revenues for the 13 weeks ended January 2, 2011 increased $228 million, compared to the corresponding period in fiscal 2010, primarily driven by increases in company-operated retail operations (contributing approximately $158 million).

We derived 83% of total net revenues from our company-operated retail stores during the first quarter of fiscal 2011. For the 13 weeks ended January 2, 2011, the increase in consolidated net revenues was driven by a 7%, or $159 million, increase in comparable store sales. The increase in comparable store sales was due to a 5% increase in the number of transactions (contributing approximately $112 million) and a 2% increase in average ticket (contributing approximately $47 million).

For the first quarter of fiscal 2011 we derived 17% of total net revenues from channels outside the company-operated retail stores, collectively known as specialty operations. Specialty revenues were higher due to strong royalty and product sales related to our licensees (contributing approximately $38 million), driven by higher comparable store sales and new store openings. Increased sales of approximately $14 million in the packaged coffee business also contributed to the growth in specialty revenues.

Operating Expenses:

	13 Weeks Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2011	2009	2011	2009
			% of Total
			Net Revenues
Cost of sales including occupancy costs	$1,200.8	$1,145.7	40.7%	42.1%
Store operating expenses	905.7	896.1	30.7	32.9
Other operating expenses	92.5	71.9	3.1	2.6
Depreciation and amortization expenses	127.8	130.6	4.3	4.8
General and administrative expenses	156.6	136.9	5.3	5.0
Restructuring charges	-	18.3	-	0.7

Total operating expenses	2,483.4	2,399.5	84.2	88.1
Income from equity investees	34.5	29.4	1.2	1.1

Operating income	$501.9	$352.6	17.0%	13.0%
Supplemental ratios as a % of related revenues:
Store operating expenses			36.9%	39.1%
Other operating expenses			18.5%	16.7%

Operating margin increased 400 basis points for the 13 weeks ended January 2, 2011, primarily due to lower cost of sales including occupancy costs (140 basis points), lower store operating expenses (220 basis points) and the absence of restructuring charges in the current period (70 basis points).

Cost of sales including occupancy costs as a percentage of total revenues decreased 140 basis points for the 13 weeks ended January 2, 2011 driven by increased sales leverage which contributed to lower occupancy costs as a percentage of total net revenues (approximately 110 basis points) and continued supply chain efficiencies (approximately 40 basis points). Partially offsetting these improvements were higher coffee costs (approximately 60 basis points).

Store operating expenses as a percent of total revenues decreased 220 basis points for the 13 weeks ended January 2, 2011. The decrease was driven by fewer impairments when compared to the prior year (approximately 100 basis points) as well as increased sales leverage which contributed to lower salaries and benefits (approximately 70 basis points).

In fiscal 2010 we completed the store rationalization efforts that we began in fiscal 2008, so there were no restructuring charges for the 13 weeks ended January 2, 2011. As a result our operating margin increased approximately 70 basis points when compared to the prior year period.

Operating income and net earnings:

	13 Weeks Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2011	2009	2011	2009
			% of Total
			Net Revenues
Operating income	$501.9	$352.6	17.0%	13.0%
Interest income and other, net	14.4	25.1	0.5	0.9
Interest expense	(7.9)	(8.2)	(0.3)	(0.3)

Earnings before income taxes	508.4	369.5	17.2	13.6
Income taxes	160.8	126.0	5.4	4.6

Net earnings including noncontrolling interests	347.6	243.5	11.8	8.9
Net earnings (loss) attributable to noncontrolling interest	1.0	2.0	0.0	0.1

Net earnings attributable to Starbucks	$346.6	$241.5	11.7%	8.9%

Effective tax rate including noncontrolling interest			31.6%	34.1%

Net interest income and other for the 13 weeks ended January 2, 2011 decreased $11 million compared to the prior year. The decrease was primarily driven by the impact of an accounting gain recorded in the first quarter of fiscal 2010 related to our acquisition of a controlling interest in our previous joint venture operations in France. In accordance with generally accepted accounting principles, the carrying value of the previously held joint venture interest was adjusted to fair value upon the acquisition of the controlling interest.

The effective tax rate for the 13 weeks ended January 2, 2011 was 31.6% as compared to 34.1% for the same period in fiscal 2010. The lower rate was primarily due to an increase in income in foreign jurisdictions with lower tax rates. We currently estimate that our effective tax rate for the full fiscal year 2011 will be in the range of 32% to 33%.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment:

United States

	13 Weeks Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2011	2009	2011	2009
			% of US
			Net Revenues
Total net revenues	$2,067.7	$1,923.5
Cost of sales including occupancy costs	773.4	748.9	37.4%	38.9%
Store operating expenses	720.1	707.3	34.8	36.8
Other operating expenses	15.3	13.9	0.7	0.7
Depreciation and amortization expenses	86.7	89.6	4.2	4.7
General and administrative expenses	19.7	21.7	1.0	1.1
Restructuring charges	-	7.9	-	0.4

Total operating expenses	1,615.2	1,589.3	78.1%	82.6%

Operating income	$452.5	$334.2	21.9%	17.4%
Supplemental ratios as a % of related revenues:
Store operating expenses			37.6%	39.6%
Other operating expenses			10.0%	10.3%

Total US net revenues increased 7% for the 13 weeks ended January 2, 2011, nearly all due to higher retail revenues from company-operated stores. Company-operated retail revenues increased due to higher comparable store sales of 8%, or $137 million, which was comprised of a 6% increase in the number of transactions (contributing approximately $99 million) and a 2% increase in average ticket (contributing approximately $38 million). Also contributing to the increase in total net revenues was an $18 million increase in specialty revenues resulting from increased royalty and product revenues related to our store licensees and to new store openings.

Cost of sales including occupancy costs as a percentage of total revenues decreased by 150 basis points for the 13 weeks ended January 2, 2011 over the comparable prior year quarter. The decrease resulted primarily from increased leverage on occupancy costs, contributing approximately 80 basis points as a percentage of total revenues. Also contributing to the decrease were supply chain efficiencies (approximately 40 basis points). Partially offsetting these improvements were higher coffee and dairy costs (approximately 70 basis points).

Store operating expenses as a percent of total revenues decreased by 200 basis points for the 13 weeks ended January 2, 2011 over the comparable prior year quarter driven by lower asset impairments (approximately 90 basis points) and lower salaries and benefits as a percent of revenues (approximately 70 basis points). Salaries and benefits declined as a percent of total revenues primarily due to increased sales leverage.

Operating margin expanded 450 basis points for the 13 weeks ended January 2, 2011 driven by the increased sales leverage (approximately 180 basis points) and lower impairment charges (approximately 90 basis points) compared to the prior year quarter. Also contributing to the improvement was the absence of restructuring charges, compared to $8 million in the prior year quarter due to the completion of our restructuring program at the end of fiscal 2010.

International

	13 Weeks Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2011	2009	2011	2009
			% of International
			Net Revenues
Total net revenues	$640.0	$588.7
Cost of sales including occupancy costs	292.4	280.1	45.7%	47.6%
Store operating expenses	185.6	188.8	29.0	32.1
Other operating expenses	20.1	24.8	3.1	4.2
Depreciation and amortization expenses	27.8	28.2	4.3	4.8
General and administrative expenses	29.9	30.5	4.7	5.2
Restructuring charges	-	10.4	-	1.8

Total operating expenses	555.8	562.8	86.8%	95.6%
Income from equity investees	20.3	17.0	3.2	2.9

Operating income	$104.5	$42.9	16.3%	7.3%
Supplemental ratios as a % of related revenues:
Store operating expenses			34.6%	37.4%
Other operating expenses			19.5%	29.5%

Total international net revenues increased 9% for the 13 weeks ended January 2, 2011 primarily driven by higher retail revenues from company-operated stores. For the 13 weeks ended January 2, 2011, company-operated retail revenue increased $32 million driven by a 5% increase in comparable store sales (contributing approximately $22 million) and a $6 million increase as a result of consolidating our previous joint venture operations in Brazil. The increase in comparable store sales was driven by a 2% increase in the number of transactions (contributing approximately $11 million) and a 2% increase in average ticket (contributing approximately $11 million). Also contributing to the increase in total net revenues was a $19 million increase in specialty revenues resulting from increased royalty revenues and product sales related to our store licensees due to improved comparable store sales growth and the opening of 267 net new licensed stores over the last 12 months.

Cost of sales including occupancy costs as a percentage of total net revenues decreased 190 basis points for the 13 weeks ended January 2, 2011, driven by lower occupancy costs as a percentage of total net revenues, which contributed 150 basis points of the decrease, primarily due to increased sales leverage. Reduced food costs (approximately 30 basis points) and supply chain efficiencies (approximately 30 basis points) also contributed to improvement in cost of sales including occupancy costs. Partially offsetting these improvements were higher coffee costs (approximately 30 basis points).

Store operating expenses as a percent of total net revenues for the 13 weeks ended January 2, 2011 decreased 310 basis points with the majority of the benefit driven by lower asset impairments (approximately 150 basis points). Also contributing to the decrease were lower salaries and benefits as a percentage of revenues (approximately 100 basis points) primarily from increased sales leverage.

Other operating expenses as a percent of total net revenues for the 13 weeks ended January 2, 2011 decreased 110 basis points driven by lower asset impairments when compared to the prior year quarter.

Operating margin increased 900 basis points for the 13 weeks ended January 2, 2011 primarily driven by increased sales leverage (approximately 280 basis points) and lower asset impairments (approximately 260 basis points) when compared to the prior year quarter. Also contributing to the improvement was the absence of restructuring charges compared to $10 million in the prior year quarter.

Global Consumer Products Group

	13 Weeks Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2011	2009	2011	2009
			% of CPG
			Net Revenues
Total net revenues	$195.2	$174.3
Cost of sales	107.5	95.1	55.1%	54.6%
Other operating expenses	30.5	24.1	15.6	13.8
Depreciation and amortization expenses	0.8	1.0	0.4	0.6
General and administrative expenses	3.3	2.6	1.7	1.5

Total operating expenses	142.1	122.8	72.8%	70.5%
Income from equity investees	14.4	12.4	7.4	7.1

Operating income	$67.5	$63.9	34.6%	36.6%

Net revenues increased 12% for the 13 weeks ended January 2, 2011. The increase in net revenues was due to increased sales in the packaged coffee business (contributing approximately $9 million), increased sales of Starbucks VIA® Ready Brew (contributing approximately $5 million) and increased foodservice sales (contributing approximately $4 million) due primarily to an improved hospitality segment. Operating margin decreased 200 basis points for the 13 weeks ended January 2, 2011. The decrease was primarily due to increased coffee costs (approximately 390 basis points) partially offset by supply chain efficiencies (approximately 200 basis points).

Starbucks continues the process of transitioning from its current licensing relationship with Kraft for its sales of packaged coffee and tea products in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. We successfully transitioned the Tazo tea business and began selling and distributing the brand ourselves in January 2011. We currently expect the transition of the Starbucks and Seattle’s Best Coffee brands to occur on March 1, 2011. We are in a commercial dispute with Kraft over our termination of our Supply and License Agreement (the “Agreement”) with Kraft and the dispute is currently in binding arbitration pursuant to the terms of the Agreement. For additional details on the status of the commercial dispute between Kraft and Starbucks, see Note 11 to the financial statements in this 10-Q.

Other

	13 Weeks Ended
	Jan 2,	Dec 27,	%
	2011	2009	Change
Total net revenues	$47.9	$36.1	32.7%
Cost of sales	27.5	21.6	27.3
Other operating expenses	26.6	9.1	192.3
Depreciation and amortization expenses	12.5	11.8	5.9
General and administrative expenses	103.7	82.0	26.5

Total operating expenses	170.3	124.5	36.8%
Income from equity investees	(0.2)	-	nm

Operating income	($122.6)	($88.4)	(38.7)%

Substantially all of net revenues in Other are generated from the Seattle’s Best Coffee operating segment. The increase in revenues for Seattle’s Best Coffee was primarily due to sales to new national accounts (contributing approximately $7 million).

Operating expenses included in Other relate to the Seattle’s Best Coffee and Digital Ventures businesses as well as expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. Total operating expenses increased approximately $46 million primarily as a result of increased general and administrative expenses (approximately $22 million) resulting primarily from higher charitable contributions in the current quarter. Also contributing to the increase were higher other operating expenses (approximately $18 million) driven by the impairment of certain long-lived assets.

Financial Condition, Liquidity and Capital Resources

Starbucks cash and short-term investments were $2.0 billion and $1.4 billion as of January 2, 2011 and October 3, 2010, respectively. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock dividend payments and share repurchases. Our short-term investments consisted of US Treasury securities, commercial paper, corporate bonds and US Agency securities.

Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers. We also have investments in auction rate securities (“ARS”), all of which are classified as long-term. ARS totaling $37 million and $41 million were outstanding as of January 2, 2011 and October 3, 2010, respectively. The reduction in ARS was due to $6 million in redemptions during the fiscal first quarter with all redemptions done at par. While the ongoing auction failures will continue to limit the liquidity of these ARS investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, shareholder dividends or other business requirements.

Starbucks $500 million unsecured credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures our ability to cover financing expenses. As of January 2, 2011 and October 3, 2010, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of January 2, 2011 and October 3, 2010, we were in compliance with each of these covenants.

We expect to use our cash and short-term investments, including any potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including product innovations and related marketing support, as well as other new business opportunities related to our core businesses. We believe that cash flow generated from operations and existing cash and short-term investments should be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. We may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. Any decisions to increase ownership interest in our equity method investees or licensed operations will be driven by valuation and fit with our ownership strategy. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

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

During the first quarter of fiscal 2011, Starbucks declared a $0.13 per share cash dividend to shareholders of record as of February 9, 2011, which will be paid on February 25, 2011. Starbucks repurchased 0.4 million shares of common stock ($12 million) during the first quarter of fiscal 2011 under our current share repurchase authorization. The number of remaining shares authorized for repurchase at the end of the first fiscal quarter totaled 9.7 million.

Cash provided by operating activities was $674 million for the first quarter of fiscal 2011 as compared to $769 million for the first quarter of fiscal 2010. The decrease was primarily due to an increase in inventory resulting from higher coffee costs. The decrease was partially offset by higher net earnings for the period.

Cash used by investing activities for the first quarter of fiscal 2011 totaled $37 million as compared to $100 million in the first quarter of fiscal 2010. The decrease results primarily from the maturity of a portion of our short-term investment portfolio. This decrease was partially offset by increased capital expenditure for remodeling and renovating our existing company-operated retail stores, opening new retail stores and investment in information technology systems.

Cash used by financing activities for the first quarter of fiscal 2011 totaled $10 million as compared to $40 million of cash provided by financing activities in the first quarter of fiscal 2010. The change primarily reflects dividend payments and common share repurchases in the first quarter of fiscal 2011, which did not occur in the first quarter of fiscal 2010.

Contractual Obligations

There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Commodity Prices, Availability and General Risk Conditions

Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated retail stores. The price and availability of these commodities directly impact our results of operations and can be expected to impact future results of operations. For additional details see Product Supply in Item 1 of the 10-K, as well as Risk Factors in Item 1A of the 10-K.

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

During the first quarter of fiscal 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (January 2, 2011).

During the first quarter of fiscal 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-Q.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (“Kraft”) that we are discontinuing our licensing relationships with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defines the main licensing relationship between the parties. Through our relationships with Kraft, Starbucks sells a selection of Starbucks and Seattle’s Best Coffee® branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft manages the distribution, marketing, advertising and promotion of these products.

On November 29, 2010, Starbucks received a notice of arbitration from Kraft putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. Kraft denies it has materially breached the Agreement. Kraft further alleges that if the Company wishes to terminate the Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances.

On December 6, 2010 Kraft commenced a federal court action against Starbucks, entitled Kraft Foods Global, Inc. v. Starbucks Corporation, in the U.S. District Court for the Southern District of New York (the “District Court”) seeking injunctive relief to prevent Starbucks from terminating the relationship until the parties’ dispute is resolved through the arbitration proceeding. On January 28, 2011, the District Court denied Kraft’s request for injunctive relief. Kraft has appealed the District Court’s decision and is seeking expedited consideration of its appeal by the Second Circuit Court of Appeals.

While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allow us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks under the arbitration. At this time the Company is unable to estimate the range of possible outcomes with respect to this matter.

Starbucks is party to various other legal proceedings arising in the ordinary course of business, but, except as noted above, is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended January 2, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period(1)
October 4, 2010 — October 31, 2010	-	$-	-	10,095,392
November 1, 2010 — November 28, 2010	383,800	30.63	383,800	9,711,592
November 29, 2010 — January 2, 2011	-	$-	-	9,711,592

Total	383,800	$30.63	383,800

(1)	Monthly information is presented by reference to Starbucks fiscal months during the first quarter of fiscal 2011.

(2)

Starbucks share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of 15 million shares and on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit	Filed Herewith
10.1	Credit Agreement dated November 17, 2010 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	11/19/10	10.1	—

10.2*	Management Deferred Compensation Plan, as amended and restated effective January 1, 2011.	—	—	—	—	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended January 2, 2011, formatted in XBRL:(i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—	—

* **	Denotes a management contract or compensatory plan or arrangement Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 2011

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer