Form 10-Q
period 2011-04-03
STARBUCKS CORP
filed 2011-05-06
CIK 829224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 29, 2011
Common Stock, par value $0.001 per share	749.6 million

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended April 3, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	Apr 3,	Mar 28,	Apr 3,	Mar 28,
	2011	2010	2011	2010
Net revenues:
Company-operated stores	$2,293.5	$2,128.9	$4,744.8	$4,421.8
Licensed stores	237.8	210.9	491.9	427.5
CPG, foodservice and other	254.4	194.9	499.8	408.1

Total net revenues	2,785.7	2,534.7	5,736.5	5,257.4
Cost of sales including occupancy costs	1,180.1	1,064.1	2,380.9	2,209.8
Store operating expenses	885.4	828.0	1,791.0	1,724.1
Other operating expenses	101.1	61.8	193.7	133.7
Depreciation and amortization expenses	129.0	128.5	256.7	259.1
General and administrative expenses	152.3	139.0	308.9	275.9
Restructuring charges	0.0	7.9	0.0	26.2

Total operating expenses	2,447.9	2,229.3	4,931.2	4,628.8
Income from equity investees	38.3	34.4	72.7	63.8

Operating income	376.1	339.8	878.0	692.4
Interest income and other, net	19.9	4.7	34.2	29.8
Interest expense	(7.1)	(8.0)	(15.0)	(16.2)

Earnings before income taxes	388.9	336.5	897.2	706.0
Income taxes	126.5	118.7	287.3	244.7

Net earnings including noncontrolling interests	262.4	217.8	609.9	461.3
Net earnings attributable to noncontrolling interests	0.8	0.5	1.8	2.5

Net earnings attributable to Starbucks	$261.6	$217.3	$608.1	$458.8

Earnings per share - basic	$0.35	$0.29	$0.81	$0.62
Earnings per share - diluted	$0.34	$0.28	$0.79	$0.60
Weighted average shares outstanding:
Basic	750.3	747.1	748.0	745.6
Diluted	771.8	766.9	769.3	764.9
Cash dividends declared per share	$0.13	$0.10	$0.26	$0.10

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(unaudited)

	Apr 3,	Oct 3,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$1,645.2	$1,164.0
Short-term investments — available-for-sale securities	224.8	236.5
Short-term investments — trading securities	57.5	49.2
Accounts receivable, net	355.7	302.7
Inventories	772.4	543.3
Prepaid expenses and other current assets	226.7	156.5
Deferred income taxes, net	258.0	304.2

Total current assets	3,540.3	2,756.4
Long-term investments — available-for-sale securities	93.5	191.8
Equity and cost investments	354.0	341.5
Property, plant and equipment, net	2,378.5	2,416.5
Other assets	323.4	346.5
Other intangible assets	72.6	70.8
Goodwill	265.3	262.4

TOTAL ASSETS	$7,027.6	$6,385.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	330.2	282.6
Accrued compensation and related costs	328.2	400.0
Accrued occupancy costs	153.3	173.2
Accrued taxes	63.9	100.2
Insurance reserves	145.5	146.2
Other accrued liabilities	286.1	262.8
Deferred revenue	487.0	414.1

Total current liabilities	1,794.2	1,779.1
Long-term debt	549.4	549.4
Other long-term liabilities	356.8	375.1

Total liabilities	2,700.4	2,703.6
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 748.8 and 742.6 shares, respectively (includes 3.4 common stock units in both periods)	0.8	0.7
Additional paid-in capital	309.3	106.2
Other additional paid-in-capital	39.4	39.4
Retained earnings	3,883.7	3,471.2
Accumulated other comprehensive income	84.6	57.2

Total shareholders’ equity	4,317.8	3,674.7
Noncontrolling interests	9.4	7.6

Total equity	4,327.2	3,682.3

TOTAL LIABILITIES AND EQUITY	$7,027.6	$6,385.9

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	26 weeks ended
	April 3,	Mar 28,
	2011	2010
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$609.9	$461.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	271.6	272.5
Provision for impairments and asset disposals	28.0	44.3
Deferred income taxes, net	49.1	(10.6)
Equity in income of investees	(44.9)	(41.4)
Distributions of income from equity investees	37.5	41.0
Stock-based compensation	71.2	53.4
Tax benefit from exercise of stock options	17.0	6.9
Excess tax benefit from exercise of stock options	(67.6)	(13.8)
Other	(6.9)	(8.5)
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(226.2)	174.7
Accounts payable	46.1	3.3
Accrued taxes	12.5	(48.6)
Deferred revenue	70.7	44.3
Other operating assets	(129.1)	(1.6)
Other operating liabilities	(69.4)	(19.4)

Net cash provided/(used) by operating activities	669.5	957.8
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(105.0)	(359.8)
Maturities and calls of available-for-sale securities	214.6	23.9
Acquisitions, net of cash acquired	0.0	(10.6)
Net purchases of equity, other investments and other assets	(9.6)	1.2
Additions to property, plant and equipment, net	(239.1)	(184.5)

Net cash provided/(used) by investing activities	(139.1)	(529.8)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	126.4	62.7
Excess tax benefit from exercise of stock options	67.6	13.8
Principal payments on long-term debt	0.0	(6.5)
Cash dividends paid	(194.3)	0.0
Repurchase of common stock	(60.5)	0.0
Other	(0.5)	(0.9)

Net cash provided/(used) by financing activities	(61.3)	69.1
Effect of exchange rate changes on cash and cash equivalents	12.1	(10.9)

Net increase/(decrease) in cash and cash equivalents	481.2	486.2
CASH AND CASH EQUIVALENTS:
Beginning of period	1,164.0	599.8

End of period	$1,645.2	$1,086.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$17.2	$16.2
Income taxes	$267.2	$292.0

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 and 26 Weeks Ended April 3, 2011

(unaudited)

Note 1: Summary of Significant Accounting Policies

Financial Statement Preparation

The unaudited condensed consolidated financial statements as of April 3, 2011, and for the 13-week and 26-week periods ended April 3, 2011 and March 28, 2010, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the 13-week and 26-week periods ended April 3, 2011 and March 28, 2010 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

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

The results of operations for the 13-week and 26-week periods ended April 3, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2011 (“fiscal 2011”).

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. We adopted this new guidance effective at the beginning of the first quarter of fiscal 2011, with no impact on our financial statements.

Reclassifications

Concurrent with the change in our distribution method for packaged coffee and tea in the US, we have revised the presentation of revenues this quarter. Non-retail licensing revenues have been reclassified on the consolidated financial statements to the renamed “CPG, foodservice and other” revenue line, which includes revenues from our direct sale of packaged coffee and tea as well as licensing revenues received under the previous distribution arrangement. The previous “Licensing” revenue line now includes only licensed store revenue and therefore has been renamed “Licensed stores.” For the 13-week and 26-week periods ended March 28, 2010, $98.8 and $207.2 million, respectively, were reclassified from the previously named Licensing revenue to CPG, foodservice and other revenue. There was no impact to consolidated or segment net revenues from this change in presentation.

Note 2: Derivative Financial Instruments

Cash Flow Hedges

Net derivative losses of $15.8 million and $13.9 million, net of taxes, were included in accumulated other comprehensive income as of April 3, 2011 and October 3, 2010, respectively, related to cash flow hedges. Of the net derivative losses accumulated as of April 3, 2011, $9.3 million pertains to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the year-to-date periods in fiscal 2011 and 2010 was not material. Outstanding contracts will expire within 30 months.

Net Investment Hedges

Net derivative losses of $26.6 million and $26.7 million, net of taxes, were included in accumulated other comprehensive income as of April 3, 2011 and October 3, 2010, respectively, related to net investment derivative hedges. Outstanding contracts will expire within 36 months.

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

The following table presents the pretax effect of derivative instruments on earnings and other comprehensive income for the 13-week period ended (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	Apr 3, 2011	Mar 28, 2010	Apr 3, 2011	Mar 28, 2010	Apr 3, 2011	Mar 28, 2010
Gain/(Loss) recognized in earnings	$(3.3)	$(1.4)	$0.0	$0.0	$(1.2)	$10.1
Gain/(Loss) recognized in OCI	$0.2	$(2.1)	$3.7	$0.7

The following table presents the pretax effect of derivative instruments on earnings and other comprehensive income for the 26-week period ended (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	Apr 3, 2011	Mar 28, 2010	Apr 3, 2011	Mar 28, 2010	Apr 3, 2011	Mar 28, 2010
Gain/(Loss) recognized in earnings	$(6.2)	$(2.4)	$0.0	$0.0	$0.5	$8.6
Gain/(Loss) recognized in OCI	$(8.1)	$(8.5)	$0.1	$2.0

Notional amounts of outstanding derivative contracts as of April 3, 2011:

•	$614 million in foreign exchange contracts

•	$17 million in dairy contracts

•	$8 million in diesel contracts

Note 3: Investments

Fair value of investments (in millions):

	Apr 3, 2011	Oct 3, 2010
Short-term investments:
Available-for-sale securities - Agency obligations	$20.0	$30.0
Available-for-sale securities - Commercial paper	50.0	0.0
Available-for-sale securities - Corporate debt securities	63.8	15.0
Available-for-sale securities - Government treasury securities	91.0	190.8
Available-for-sale securities - State and local government obligations	0.0	0.7
Trading securities	57.5	49.2

Total short-term investments	$282.3	$285.7

Long-term investments:
Available-for-sale securities - Agency obligations	$5.0	$27.0
Available-for-sale securities - Corporate debt securities	60.7	123.5
Available-for-sale securities - State and local government obligations	27.8	41.3

Total long-term investments	$93.5	$191.8

Gross unrealized holding gains and losses were not material at April 3, 2011 and October 3, 2010.

In the first two quarters of fiscal 2011, $15.7 million of our auction rate securities (“ARS”), which are included in long-term available-for-sale state and local government obligations, were called at par.

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at April 3, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$318.3	$91.0	$199.5	$27.8
Trading securities	57.5	57.5	0.0	0.0

Total	$375.8	$148.5	$199.5	$27.8

Liabilities:
Derivatives	$28.2	$0.0	$28.2	$0.0

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$428.3	$190.8	$196.2	$41.3
Trading securities	49.2	49.2	0.0	0.0

Total	$477.5	$240.0	$196.2	$41.3

Liabilities:
Derivatives	$34.7	$0.0	$34.7	$0.0

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

During the 13 weeks and 26 weeks ended April 3, 2011 and March 28, 2010, we recognized fair market value adjustments with a charge to earnings for these assets as follows:

	13 weeks ended April 3, 2011			26 weeks ended April 3, 2011
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Other assets (1)	$10.2	$(6.5)	$3.7	$24.2	$(20.5)	$3.7

	13 weeks ended March 28, 2010			26 weeks ended March 28, 2010
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (2)	$2.6	$(2.3)	$0.3	$16.5	$(13.4)	$3.1
Equity and cost investments (1)	$0.0	$0.0	$0.0	$9.6	$(7.5)	$2.1

(1)	The fair value was determined using valuation techniques, including discounted cash flows, comparable transactions, and/or comparable company analyses. The resulting impairment charge was included in other operating expenses.
(2)	These assets primarily consist of leasehold improvements in underperforming stores. The fair value was determined using a discounted cash flow model based on expected future store revenues and operating costs, using internal projections. The resulting impairment charge was included in store operating expenses.

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of those instruments. The estimated fair value of the $550 million of 6.25% Senior Notes was approximately $620 million and $637 million as of April 3, 2011 and October 3, 2010, respectively.

Note 5: Inventories (in millions)

	Apr 3, 2011	Oct 3, 2010	Mar 28, 2010
Coffee:
Unroasted	$409.0	$238.3	$252.1
Roasted	144.2	95.1	71.9
Other merchandise held for sale	99.4	115.6	85.2
Packaging and other supplies	119.8	94.3	79.5

Total	$772.4	$543.3	$488.7

Inventory levels vary due to seasonality driven primarily by the holiday season, commodity market supply and price variations, and changes in our use of fixed-price and price-to-be-fixed coffee contracts.

As of April 3, 2011, we had committed to purchasing green coffee totaling $225 million under fixed-price contracts and an estimated $300 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6: Property, Plant and Equipment (in millions)

	Apr 3, 2011	Oct 3, 2010
Land	$58.0	$58.0
Buildings	269.8	265.7
Leasehold improvements	3,526.0	3,435.6
Store equipment	1,074.2	1,047.7
Roasting equipment	292.1	290.6
Furniture, fixtures and other	632.3	617.5
Work in progress	189.1	173.6

	6,041.5	5,888.7
Less accumulated depreciation	(3,663.0)	(3,472.2)

Property, plant and equipment, net	$2,378.5	$2,416.5

Note 7: Other Liabilities (in millions)

	Apr 3, 2011	Oct 3, 2010
Accrued dividend payable	97.8	96.5
Other	188.3	166.3

Total other accrued liabilities	$286.1	$262.8

Deferred rent	$230.2	$239.7
Unrecognized tax benefits	58.9	65.1
Asset retirement obligations	49.6	47.7
Other	18.1	22.6

Total other long term liabilities	$356.8	$375.1

Note 8: Equity

Components of total equity (in millions):

	26 Weeks Ended
	Apr 3, 2011	Mar 28, 2010
Beginning balance of total equity	$3,682.3	$3,056.9
Net earnings including noncontrolling interest	609.9	461.3
Other comprehensive income / (loss)	27.4	(17.5)

Comprehensive income	637.3	443.8
Stock-based compensation expense	72.3	54.3
Exercise of stock options	182.1	65.1
Sale of common stock	9.3	9.4
Repurchase of common stock	(60.5)	0.0
Cash dividends declared	(195.6)	(74.8)

Ending balance of total equity	$4,327.2	$3,554.7

Changes in noncontrolling interests for the 26 weeks ended April 3, 2011 and March 28, 2010 are not presented as they were not material.

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of April 3, 2011.

Share repurchase activity during the first two quarters of fiscal 2011 (in millions, except for average price data):

Number of shares acquired	1.9
Average price per share of acquired shares	$31.97
Total cost of acquired shares	$60.5

As of April 3, 2011, 18.2 million shares remained available for repurchase under the current authorization. The Company did not repurchase any shares during the 26-week period ended March 28, 2010.

During the second quarter of fiscal 2011, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.13 per share to be paid on May 27, 2011, to shareholders of record on the close of business on May 11, 2011. The accrued dividend payable of $97.8 million is recorded in other accrued liabilities on the consolidated balance sheet.

Components of accumulated other comprehensive income, net of tax (in millions):

	Apr 3, 2011	Oct 3, 2010
Net unrealized gains / (losses) on available-for-sale securities	$(0.3)	$(0.9)
Net unrealized gains / (losses) on hedging instruments	(42.4)	(40.5)
Translation adjustment	127.3	98.6

Accumulated other comprehensive income	$84.6	$57.2

Note 9: Employee Stock Plans

As of April 3, 2011, there were 39.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans (“ESPP”). This includes 15 million shares approved by our shareholders on March 23, 2011 which will be registered on a Form S-8 that we expect to file with the Securities and Exchange Commission during fiscal 2011. Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

	13 Weeks Ended		26 Weeks Ended
	Apr 3, 2011	Mar 28, 2010	Apr 3, 2011	Mar 28, 2010
Options	$14.6	$19.7	$32.5	$37.2
Restricted Stock Units (“RSUs”)	20.1	9.8	38.7	16.2

Total stock-based compensation	$34.7	$29.5	$71.2	$53.4

Value of awards granted and exercised during the period:

	13 Weeks Ended		26 Weeks Ended
	Apr 3, 2011	Mar 28, 2010	Apr 3, 2011	Mar 28, 2010
Estimated fair value per option granted	$10.01	$7.61	$9.50	$8.44
Weighted average option grant price	$33.96	$23.64	$30.93	$22.10
Weighted average price per option exercised	$12.99	$12.42	$13.32	$12.06
Weighted average RSU grant price	$34.21	$23.27	$30.87	$22.13

Stock option and RSU transactions from October 3, 2010 through April 3, 2011 (in millions):

	Stock Option	RSUs
Options outstanding/Nonvested RSUs, October 3, 2010	60.7	5.4
Granted	4.0	5.2
Options exercised/RSUs vested	(9.9)	(1.6)
Forfeited/expired	(2.1)	(0.4)

Options outstanding/Nonvested RSUs, April 3, 2011	52.7	8.6

Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of April 3, 2011	$67	$103

Note 10: Earnings Per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	13 Weeks Ended		26 Weeks Ended
	Apr 3, 2011	Mar 28, 2010	Apr 3, 2011	Mar 28, 2010
Net earnings attributable to Starbucks	$261.6	$217.3	$608.1	$458.8
Weighted average common shares and common stock units outstanding (for basic calculation)	750.3	747.1	748.0	745.6

Dilutive effect of outstanding common stock options and RSUs	21.5	19.8	21.3	19.3

Weighted average common and common equivalent shares outstanding (for diluted calculation)	771.8	766.9	769.3	764.9

EPS — basic	$0.35	$0.29	$0.81	$0.62
EPS — diluted	$0.34	$0.28	$0.79	$0.60

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The number of antidilutive options totaled 6 million and 21 million for the 13-week periods ended April 3, 2011 and March 28, 2010, respectively. The number of antidilutive options totaled 6 million and 24 million for the 26-week periods ended April 3, 2011 and March 28, 2010, respectively.

Note 11: Commitments and Contingencies

Legal Proceedings

In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (“Kraft”) that we were discontinuing our distribution arrangement with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defined the main distribution arrangement between the parties. Through our arrangement with Kraft, Starbucks sold a selection of Starbucks and Seattle’s Best Coffee® branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft managed the distribution, marketing, advertising and promotion of these products.

On November 29, 2010, Starbucks received a notice of arbitration from Kraft putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. Kraft denies it has materially breached the Agreement. Kraft further alleges that if Starbucks wished to terminate the Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances.

On December 6, 2010, Kraft commenced a federal court action against Starbucks, entitled Kraft Foods Global, Inc. v. Starbucks Corporation, in the U.S. District Court for the Southern District of New York (the “District Court”) seeking injunctive relief to prevent Starbucks from terminating the distribution arrangement until the parties’ dispute is resolved through the arbitration proceeding. On January 28, 2011, the District Court denied Kraft’s request for injunctive relief. Kraft appealed the District Court’s decision to the Second Circuit Court of Appeals. On February 25, 2011, the Second Circuit Court of Appeals affirmed the District Court’s decision. As a result, Starbucks is in full control of our packaged coffee business as of March 1, 2011.

While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks under the arbitration. At this time, the Company is unable to estimate the range of possible outcomes with respect to this matter.

Starbucks is party to various other legal proceedings arising in the ordinary course of business, but, except as noted above, is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position or results of operations.

Note 12: Segment Reporting

Segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. The tables below present information by operating segment (in millions):

13 Weeks Ended
	United States	International	CPG	Other	Total
April 3, 2011
Total net revenues	$1,926.5	$609.8	$204.7	$44.7	$2,785.7
Depreciation and amortization expenses	86.6	29.0	0.6	12.8	129.0
Income (loss) from equity investees	0.0	24.4	14.6	(0.7)	38.3
Operating income/(loss)	356.9	71.7	63.6	(116.1)	376.1
March 28, 2010
Total net revenues	$1,810.4	$532.2	$157.5	$34.6	$2,534.7
Depreciation and amortization expenses	88.5	27.4	1.0	11.6	128.5
Income (loss) from equity investees	0.0	20.9	14.5	(1.0)	34.4
Operating income/(loss)	322.7	40.4	63.5	(86.8)	339.8

26 Weeks Ended
April 3, 2011
Total net revenues	$3,994.3	$1,249.7	$399.9	$92.6	$5,736.5
Depreciation and amortization expenses	173.3	56.8	1.4	25.2	256.7
Income (loss) from equity investees	0.0	44.7	28.9	(0.9)	72.7
Operating income/(loss)	809.6	176.1	130.9	(238.6)	878.0
March 28, 2010
Total net revenues	$3,734.0	$1,120.9	$331.8	$70.7	$5,257.4
Depreciation and amortization expenses	178.1	55.6	2.0	23.4	259.1
Income (loss) from equity investees	0.0	37.9	26.9	(1.0)	63.8
Operating income/(loss)	656.9	83.2	127.4	(175.1)	692.4

The following table reconciles the total of operating income in the table above to consolidated earnings before income taxes (in millions):

13 Weeks Ended	Apr 3, 2011	Mar 28, 2010
Operating income	$376.1	$339.8
Interest income and other, net	19.9	4.7
Interest expense	(7.1)	(8.0)

Earnings before income taxes	$388.9	$336.5

26 Weeks Ended	Apr 3, 2011	Mar 28, 2010
Operating income	$878.0	$692.4
Interest income and other, net	34.2	29.8
Interest expense	(15.0)	(16.2)

Earnings before income taxes	$897.2	$706.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding, earnings per share, revenues, operating margins, comparable store sales, sales leverage, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of the international business, profitable growth opportunities, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft, liquidity, cash flow from operations, anticipated store openings, the health of our business, product innovation and distribution, and closings, tax rates, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including Part I Item IA. “Risk Factors” in the 10-K.

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

Overview

Starbucks results for the fiscal second quarter of 2011 demonstrate the ongoing success of our efforts over the last two years to improve the health of our core business and to position the Company for sustained, profitable growth into the future. We delivered record results in the face of formidable economic and operating headwinds that continue to confront global businesses like Starbucks.

Strong global comparable stores sales growth of 7% for the fiscal second quarter (US 7% and International 4%) drove increased sales leverage and resulted in higher operating margins and net earnings. In addition, we absorbed approximately 4 cents per share in the quarter, equivalent to approximately 200 basis point of operating margin, due to higher commodity costs compared to last year. Most of the commodity pressure was related to coffee, with dairy, cocoa, sugar and fuel accounting for the rest. While we have locked in coffee prices for the remainder of fiscal 2011, we expect coffee costs as well as other commodity costs, including dairy, cocoa, sugar and fuel, to continue to put pressure on our fiscal 2011 results.

In our US business, we continued to optimize our recently rolled-out new point-of-sale and inventory management systems and introduced a new mobile payment platform for our customers in our company-operated stores. We continue to focus on initiatives that make our store operations more efficient and profitable while at the same time enhancing our customers’ experience.

The profitability of our international business continues to improve, with the operating margin reaching 12% in the second quarter - the fourth consecutive quarter of double digit margin results. We continue to leverage the valuable lessons learned from the turnaround of our US business, and continue to make progress on scaling the infrastructure of this segment. We are aggressively pursuing the profitable expansion opportunities that exist outside the US, including disciplined growth and scale in our more mature markets, and faster expansion in key emerging markets like China and Brazil.

Our global consumer products group (“CPG”) represents another important profitable growth opportunity for us as we accelerate both product innovation and distribution. We are aggressively pursuing the opportunities beyond our more traditional store experience to offer consumers new coffee and other products in multiple forms, across new categories, and through diverse channels, leveraging our strong brand and established retail store base. We are also focused on expanding the footprint of our CPG business internationally. During the second quarter, we successfully transitioned our packaged coffee and tea businesses to an in-house direct model, away from the previous distribution arrangement. We made major gains against our plans to build the leadership and capabilities of our CPG organization. In March, we announced a strategic relationship with Green Mountain Coffee Roasters for the manufacturing, marketing, distribution and sale of Starbucks® and Tazo® tea branded K-Cup® portion packs for use in the Keurig® Single-Cup Brewing system.

Financial Highlights for the Second Quarter of Fiscal 2011

•	Consolidated net revenues increased 10% to $2.8 billion

•	Consolidated comparable store sales increased 7%, driven by a 6% increase in traffic and a 1% increase in average ticket

•	U.S. comparable store sales increased 7%, driven by a 6% increase in traffic and a 1% increase in average ticket

•	International comparable store sales increased 4%, driven by an increase in traffic

•	Consolidated operating margin improved to 13.5%; up 10 basis points over the prior year

•	U.S. operating margin improved to 18.5%; up 70 basis points over the prior year

•	International operating margin improved to 11.8%; up 420 basis points over the prior year

•	CPG operating margin declined to 31.1%; down 920 basis points from the prior year

•	EPS increased 21% to $0.34 in the second quarter of fiscal 2011 compared to $0.28 in the second quarter of fiscal 2010

•	Total cash returned to shareholders through dividends and share repurchases was $146 million

Fiscal 2011 — Financial Outlook for the Year

For fiscal year 2011, we expect revenues to grow in the high single digits based on a 52-week comparable year, driven by mid single-digit comparable store sales growth. We plan to open approximately 500 net new stores globally in fiscal 2011: approximately 100 in the U.S. and approximately 400 internationally, the majority of which are expected to be licensed stores. These net new store openings exclude the effect of Seattle’s Best Coffee store closures due to the bankruptcy of Borders Group, Inc. (“Borders”) in April 2011; during our fiscal second quarter, 225 of these stores closed.

We expect continued improvement in our consolidated operating margin in fiscal 2011 compared to the prior year, given our current revenue expectations and sales leverage, and the absence of restructuring charges in fiscal 2011, offset in part by higher commodity costs, primarily for coffee. In order to mitigate the risk of higher coffee prices on our results for fiscal 2011 we have essentially locked in all of our coffee costs for the remainder of the year with fixed-price purchase commitments.

Results of Operations for the 13 and 26 Weeks Ended April 3, 2011 and March 28, 2010 (in millions)

Results of Operations Details — Consolidated

Revenues:

	13 Weeks Ended			26 Weeks Ended
	Apr 3,	Mar 28,	%	Apr 3,	Mar 28,	%
	2011	2010	Change	2011	2010	Change
Company-operated stores	$2,293.5	$2,128.9	7.7%	4,744.8	4,421.8	7.3%
Licensed stores	237.8	210.9	12.8	491.9	427.5	15.1
CPG, foodservice and other	254.4	194.9	30.5	499.8	408.1	22.5

Total net revenues	$2,785.7	$2,534.7	9.9%	$5,736.5	$5,257.4	9.1%

Net revenues for the 13 weeks and 26 weeks ended April 3, 2011 increased $251 million and $479 million, respectively, compared to the corresponding periods in fiscal 2010, primarily driven by increases from company-operated stores (contributing $165 million and $323 million, respectively).

We derived 83% of total net revenues from our company-operated stores for the first two quarters of fiscal 2011. For the 13 weeks ended April 3, 2011, the increase in consolidated net revenues was driven by a 7%, or $138 million, increase in comparable store sales. The increase in comparable store sales was due to a 6% increase in the number of transactions (contributing approximately $118 million) and a 1% increase in average ticket (contributing approximately $20 million). For the 26 weeks ended April 3, 2011, consolidated net revenues increased over the prior year period driven by a 7%, or $298 million, increase in comparable store sales. The increase in comparable store sales was due to a 5% increase in the number of transactions (contributing approximately $231 million) and a 2% increase in average ticket (contributing approximately $67 million).

For the first two quarters of fiscal 2011 we derived 17% of total net revenues from channels outside our company-operated store base. The increase in licensed stores revenues for both the 13 weeks and 26 weeks ended April 3, 2011 was due primarily to increased royalty revenues and product sales related to our licensed stores resulting from improved comparable store sales growth and the opening of 154 net new licensed stores over the last 12 months. Revenues from CPG, foodservice and other for the 13 weeks and 26 weeks ended April 3, 2011 increased $60 million and $92 million, respectively, compared to the corresponding periods in fiscal 2010. These increases were primarily due to the transition of our packaged coffee and tea businesses to an in-house direct model from the previous distribution arrangement, and to increased sales from the expansion of Starbucks VIA® Ready Brew in the CPG channel.

Operating Expenses:

	13 Weeks Ended				26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010	2011	2010	2011	2010
			% of Total				% of Total
			Net Revenues				Net Revenues
Cost of sales including occupancy costs	$1,180.1	$1,064.1	42.4%	42.0%	$2,380.9	$2,209.8	41.5%	42.0%
Store operating expenses	885.4	828.0	31.8	32.7	1,791.0	1,724.1	31.2	32.8
Other operating expenses	101.1	61.8	3.6	2.4	193.7	133.7	3.4	2.5
Depreciation and amortization expenses	129.0	128.5	4.6	5.1	256.7	259.1	4.5	4.9
General and administrative expenses	152.3	139.0	5.5	5.5	308.9	275.9	5.4	5.2
Restructuring charges	0.0	7.9	0.0	0.3	0.0	26.2	0.0	0.5

Total operating expenses	2,447.9	2,229.3	87.9	88.0	4,931.2	4,628.8	86.0	88.0
Income from equity investees	38.3	34.4	1.4	1.4	72.7	63.8	1.3	1.2

Operating income	$376.1	$339.8	13.5%	13.4%	$878.0	$692.4	15.3%	13.2%
Store operating expenses as a % of related revenues			38.6%	38.9%			37.7%	39.0%

Operating margin increased 10 basis points for the 13 weeks ended April 3, 2011, primarily due to sales leverage (approximately 270 basis points), which was offset by higher commodity costs (approximately 200 basis points) and increased salaries and benefits primarily in the US (approximately 90 basis points). Operating margin increased 210 basis points for the 26 weeks ended April 3, 2011, primarily due to sales leverage (approximately 250 basis points).

Cost of sales including occupancy costs as a percentage of total revenues increased 40 basis points for the 13 weeks ended April 3, 2011 driven by increased commodity costs (approximately 200 basis points). Partially offsetting these higher costs was increased sales leverage, which contributed to lower occupancy costs as a percentage of total net revenues (approximately 80 basis points) and supply chain efficiencies. Cost of sales including occupancy costs as a percentage of total revenues decreased 50 basis points for the 26 weeks ended April 3, 2011 driven by increased sales leverage which contributed to lower occupancy costs as a percentage of total net revenues (approximately 100 basis points) and supply chain efficiencies. Partially offsetting these improvements were higher commodity costs (approximately 150 basis points), primarily driven by increased coffee costs.

Store operating expenses as a percent of total revenues decreased 90 basis points for the 13 weeks ended April 3, 2011. The decrease was primarily driven by increased sales leverage (approximately 140 basis points). These improvements were partially offset by higher salaries and benefits in the US (approximately 90 basis points). Store operating expenses as a percent of total revenues decreased 160 basis points for the 26 weeks ended April 3, 2011. The decrease was driven by increased sales leverage (approximately 130 basis points).

Other operating expenses as a percent of total revenues increased 120 basis points for the 13 weeks ended April 3, 2011. The increase was primarily driven by higher marketing expenses (approximately 50 basis points), and the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders’ bankruptcy (approximately 40 basis points). Other operating expenses as a percent of total revenues increased 90 basis points for the 26 weeks ended April 3, 2011. The increase was primarily driven by increased marketing expenses (approximately 40 basis points), and the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders’ bankruptcy (approximately 30 basis points).

Operating income and net earnings:

	13 Weeks Ended				26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010	2011	2010	2011	2010
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating income	$376.1	$339.8	13.5%	13.4%	$878.0	$692.4	15.3%	13.2%
Interest income and other, net	19.9	4.7	0.7	0.2	34.2	29.8	0.6	0.6
Interest expense	(7.1)	(8.0)	(0.3)	(0.3)	(15.0)	(16.2)	(0.3)	(0.3)

Earnings before income taxes	388.9	336.5	14.0	13.3	897.2	706.0	15.6	13.4
Income taxes	126.5	118.7	4.5	4.7	287.3	244.7	5.0	4.7

Net earnings including noncontrolling interests	262.4	217.8	9.4	8.6	609.9	461.3	10.6	8.8
Net earnings (loss) attributable to noncontrolling interest	0.8	0.5	0.0	0.0	1.8	2.5	0.0	0.0

Net earnings attributable to Starbucks	$261.6	$217.3	9.4%	8.6%	$608.1	$458.8	10.6%	8.7%

Effective tax rate including noncontrolling interest			32.5%	35.3%			32.0%	34.7%

Net interest income and other for the 13 weeks ended April 3, 2011 increased $15 million compared to the prior year. The increase was primarily driven by the impact of favorable fair-value adjustments on dairy and fuel derivatives (approximately $6 million), and favorable foreign exchange fluctuations (approximately $4 million). Also contributing to the increase was a favorable fluctuation in unrealized holding gains/losses on our trading securities portfolio (approximately $2 million), which approximates a portion of our liability under the Management Deferred Compensation Plan (“MDCP”). Gains and losses recorded here for the MDCP asset are offset by gains or losses recorded in general and administrative expenses as the MDCP liability fluctuates with investment performance.

The effective tax rate for the 13 weeks ended April 3, 2011 was 32.5% as compared to 35.3% for the same period in fiscal 2010. The effective tax rate for the 26 weeks ended April 3, 2011 was 32.0% as compared to 34.7% for the same period in fiscal 2010. The lower rate in fiscal 2011 was primarily due to higher income in foreign jurisdictions with lower tax rates.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment:

United States

	13 Weeks Ended				26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010	2011	2010	2011	2010
			% of US				% of US
			Net Revenues				Net Revenues
Total net revenues	$1,926.5	$1,810.4			$3,994.3	$3,734.0
Cost of sales including occupancy costs	746.4	701.7	38.7%	38.8%	1,519.8	1,450.7	38.0%	38.9%
Store operating expenses	700.6	658.5	36.4	36.4	1,420.6	1,365.8	35.6	36.6
Other operating expenses	15.3	13.6	0.8	0.8	30.6	27.5	0.8	0.7
Depreciation and amortization expenses	86.6	88.5	4.5	4.9	173.3	178.1	4.3	4.8
General and administrative expenses	20.7	24.2	1.1	1.3	40.4	45.9	1.0	1.2
Restructuring charges	0.0	1.2	0.0	0.1	0.0	9.1	0.0	0.2

Total operating expenses	1,569.6	1,487.7	81.5%	82.2%	3,184.7	3,077.1	79.7%	82.4%

Operating income	$356.9	$322.7	18.5%	17.8%	$809.6	$656.9	20.3%	17.6%
Store operating expenses as a % of related revenues			39.1%	39.2%			38.3%	39.4%

Total US net revenues increased 6% and 7% for the 13 weeks and 26 weeks ended April 3, 2011, respectively, due to higher company-operated store revenues. For the 13 weeks ended April 3, 2011, company-operated store revenues increased due to higher comparable store sales of 7%, or $120 million, which was comprised of a 6% increase in the number of transactions (contributing approximately $101 million) and a 1% increase in average ticket (contributing approximately $19 million). The higher comparable store sales were partially offset by the net closure of 37 company-operated stores over the last 12 months (approximately $9 million). For the 26 weeks ended April 3, 2011, company-operated store revenues increased due to higher comparable store sales of 7%, or $257 million, which was comprised of a 6% increase in the number of transactions (contributing approximately $200 million) and a 2% increase in average ticket (contributing approximately $57 million). The higher comparable store sales were partially offset by the net closure of 37 company-operated stores over the last 12 months (approximately $18 million).

Cost of sales including occupancy costs as a percentage of total revenues decreased by 10 basis points for the 13 weeks ended April 3, 2011 over the comparable prior year quarter. The decrease resulted primarily from increased commodity costs (approximately 150 basis points), driven by higher coffee costs, partially offset by increased sales leverage (approximately 100 basis points). Cost of sales including occupancy costs as a percentage of total revenues decreased by 90 basis points for the 26 weeks ended April 3, 2011 over the comparable prior year period. The decrease resulted primarily from a 90 basis point decrease in occupancy costs as a percentage of total revenues, driven primarily by increased sales leverage.

Store operating expenses as a percent of total revenues were neutral for the 13 weeks ended April 3, 2011 when compared to the prior year quarter. Increased sales leverage (approximately 140 basis points) was offset by increased salaries and benefits (approximately 110 basis points). Store operating expenses as a percent of total revenues decreased 100 basis points for the 26 weeks ended April 3, 2011 over the comparable prior year period driven by increased sales leverage (approximately 120 basis points) and lower asset impairments (approximately 50 basis points). These improvements were partially offset by increased salaries and benefits (approximately 80 basis points).

Operating margin expanded 70 basis points for the 13 weeks ended April 3, 2011 driven by the increased sales leverage (approximately 270 basis points) compared to the prior year quarter. This was partially offset by increased commodity costs (approximately 150 basis points), primarily driven by higher coffee costs, and increased salaries and benefits (approximately 110 basis points). Operating margin expanded 270 basis points for the 26 weeks ended April 3, 2011 primarily driven by increased sales leverage (approximately 250 basis points) compared to the prior year period.

International

	13 Weeks Ended				26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010	2011	2010	2011	2010
			% of International				% of International
			Net Revenues				Net Revenues
Total net revenues	$609.8	$532.2			$1,249.7	$1,120.9
Cost of sales including occupancy costs	297.2	257.3	48.7%	48.3%	589.6	537.4	47.2%	47.9%
Store operating expenses	184.8	169.5	30.3	31.8	370.4	358.3	29.6	32.0
Other operating expenses	21.1	20.3	3.5	3.8	41.2	45.2	3.3	4.0
Depreciation and amortization expenses	29.0	27.4	4.8	5.1	56.8	55.6	4.5	5.0
General and administrative expenses	30.4	31.5	5.0	5.9	60.3	62.0	4.8	5.5
Restructuring charges	0.0	6.7	0.0	1.3	0.0	17.1	0.0	1.5

Total operating expenses	562.5	512.7	92.2%	96.3%	1,118.3	1,075.6	89.5%	96.0%
Income from equity investees	24.4	20.9	4.0	3.9	44.7	37.9	3.6	3.4

Operating income	$71.7	$40.4	11.8%	7.6%	$176.1	$83.2	14.1%	7.4%
Store operating expenses as a % of related revenues			36.7%	37.8%			35.6%	37.6%

Total international net revenues increased 15% and 12% for the 13 weeks and 26 weeks ended April 3, 2011 primarily driven by higher company-operated and licensed stores revenue. For the 13 weeks ended April 3, 2011, company-operated stores revenue increased $54 million driven by a 4% increase in comparable store sales (contributing approximately $18 million), favorable foreign currency fluctuations (contributing approximately $18 million), and net new store openings (contributing approximately $12 million). The increase in comparable store sales was driven by a 4% increase in the number of transactions. Also contributing to the increase in total net revenues was a $22 million increase in licensed store revenue due to increased royalty revenues and product sales due to improved comparable licensed store sales growth and the opening of 308 net new licensed stores over the last 12 months. For the 26 weeks ended April 3, 2011, company-operated store revenue increased $86 million driven by a 4% increase in comparable store sales (contributing approximately $40 million), favorable foreign currency fluctuations (contributing approximately $21 million) and net new store openings (contributing approximately $13 million). The increase in comparable store sales was driven by a 3% increase in the number of transactions (contributing approximately $28 million) and a 1% increase in average ticket (contributing approximately $12 million). Also contributing to the increase in total net revenues was a $40 million increase in licensed store revenues primarily from increased royalty revenues and product sales related to our store licensees due to improved comparable licensed store sales growth and the opening of 308 net new licensed stores over the last 12 months.

Cost of sales including occupancy costs as a percentage of total net revenues increased 40 basis points for the 13 weeks ended April 3, 2011, driven by increased commodity costs (approximately 150 basis points), primarily driven by higher coffee costs, partially offset by increased sales leverage (approximately 90 basis points). Cost of sales including occupancy costs as a percentage of total net revenues decreased 70 basis points for the 26 weeks ended April 3, 2011, driven by increased sales leverage (approximately 100 basis points) and manufacturing efficiencies (approximately 50 basis points). Partially offsetting these improvements were higher commodity costs (approximately 100 basis points), driven by higher coffee costs.

Store operating expenses as a percent of total net revenues for the 13 weeks ended April 3, 2011 decreased 150 basis points with the majority of the benefit driven by increased sales leverage (approximately 90 basis points). Store operating expenses as a percent of total net revenues for the 26 weeks ended April 3, 2011 decreased 240 basis points with the majority of the benefit driven by increased sales leverage (approximately 100 basis points). Also contributing to the decrease were lower asset impairments (approximately 90 basis points) as a percent of total net revenues.

Operating margin increased 420 basis points for the 13 weeks ended April 3, 2011 primarily driven by increased sales leverage (approximately 280 basis points) and the absence of restructuring charges in the current year (approximately 130 basis points). Partially offsetting these were higher commodity costs (approximately 150 basis points), when compared to the prior year quarter. Operating margin increased 670 basis points for the 26 weeks ended April 3, 2011 primarily driven by increased sales leverage (approximately 320 basis points), lower asset impairments (approximately 160 basis points), and the absence of restructuring charges in the current year (approximately 150 basis points) when compared to the prior year period.

Global Consumer Products Group

	13 Weeks Ended				26 Weeks Ended
	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010	2011	2010	2011	2010
			% of CPG				% of CPG
			Net Revenues				Net Revenues
Total net revenues	$204.7	$157.5			$399.9	$331.8
Cost of sales	114.8	84.9	56.1%	53.9%	222.3	180.0	55.6%	54.2%
Other operating expenses	37.1	20.1	18.1	12.8	67.7	44.2	16.9	13.3
Depreciation and amortization expenses	0.6	1.0	0.3	0.6	1.4	2.0	0.4	0.6
General and administrative expenses	3.2	2.5	1.6	1.6	6.5	5.1	1.6	1.5

Total operating expenses	155.7	108.5	76.1%	68.9%	297.9	231.3	74.5%	69.7%
Income from equity investees	14.6	14.5	7.1	9.2	28.9	26.9	7.2	8.1

Operating income	$63.6	$63.5	31.1%	40.3%	$130.9	$127.4	32.7%	38.4%

Net CPG revenues increased 30% and 21% for the 13 weeks and 26 weeks ended April 3, 2011, respectively. The increases in net revenues were due primarily to increased sales in our fiscal second quarter resulting from the transition of our domestic packaged coffee and tea business to an in-house direct model, away from the previous distribution arrangement (approximately $20 million) and the expansion of Starbucks VIA® Ready Brew (approximately $12 million for the 13 weeks and $16 million for the 26 weeks). Also contributing to the increase in the 26-week period were increased foodservice sales (approximately $10 million).

Operating margin decreased 920 basis points and 570 basis points for the 13 weeks and 26 weeks ended April 3, 2011, respectively. The 13-week and 26-week decreases were primarily due to increased commodity costs (approximately 800 basis points and 600 basis points, respectively), driven primarily by higher coffee costs. Also contributing to the decrease were increased marketing expenses for VIA® Ready Brew (approximately 410 basis points and 290 basis points, respectively). These decreases were partially offset by the favorable impact of transitioning our packaged coffee and tea businesses from Kraft to an in-house direct model.

On March 1, 2011, Starbucks successfully transitioned from our previous distribution arrangement with Kraft for the sales of packaged Starbucks and Seattle’s Best Coffee coffee products in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. We successfully transitioned the Tazo tea business in January 2011.

Other

	13 Weeks Ended			26 Weeks Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2011	2010	Change	2011	2010	Change
Total net revenues	$44.7	$34.6	29.2%	$92.6	$70.7	31.0%
Cost of sales	21.7	20.2	7.4	49.2	41.7	18.0
Other operating expenses	27.6	7.8	253.8	54.2	16.8	222.6
Depreciation and amortization expenses	12.8	11.6	10.3	25.2	23.4	7.7
General and administrative expenses	98.0	80.8	21.3	201.7	162.9	23.8

Total operating expenses	160.1	120.4	33.0%	330.3	244.8	34.9%
Income/(loss) from equity investees	(0.7)	(1.0)	(30.0)	(0.9)	(1.0)	(10.0)

Operating loss	$(116.1)	$(86.8)	(33.8)%	$(238.6)	$(175.1)	(36.3)%

Substantially all of the net revenues in Other are generated from the Seattle’s Best Coffee operating segment. Total net revenues increased 29% and 31% for the 13-week and 26-week periods ended April 3, 2011 and were due to increases in revenues for Seattle’s Best Coffee from sales to new national accounts (contributing approximately $5 million and $12 million, respectively).

Operating expenses included in Other relate to the Seattle’s Best Coffee and Digital Ventures businesses as well as expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. For the 13 weeks ended April 3, 2011, total operating expenses increased approximately $40 million primarily as a result of increased other operating expenses (approximately $20 million) driven by the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders’ bankruptcy in April 2011. Also contributing to the increase were higher general and administrative expenses (approximately $17 million) due in part to higher salaries and benefits. For the 26 weeks ended April 3, 2011, total operating expenses increased approximately $86 million due in part to higher general and administrative expenses (approximately $39 million) driven by higher charitable contributions and increased salaries and benefits. Also contributing to the increase were higher other operating expenses (approximately $37 million) driven by the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders’ bankruptcy.

Financial Condition, Liquidity and Capital Resources

Starbucks cash and short-term investments totaled $1.9 billion and $1.4 billion as of April 3, 2011 and October 3, 2010, respectively. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consisted of US Treasury securities, commercial paper, corporate bonds and US Agency securities.

Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers. We also have investments in auction rate securities (“ARS”), all of which are classified as long-term. ARS totaling $28 million and $41 million were outstanding as of April 3, 2011 and October 3, 2010, respectively. The reduction in ARS was primarily due to $16 million in redemptions during the first two quarters of fiscal 2011 with all redemptions done at par.

Starbucks $500 million unsecured credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of April 3, 2011 and October 3, 2010, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of April 3, 2011 and October 3, 2010, we were in compliance with each of these covenants.

We expect to use our cash and short-term investments, including any potential future borrowings under the credit facility and our commercial paper program, to invest in our core businesses, including product innovations and related marketing support, as well as other new business opportunities related to our core businesses. We believe that future cash flow generated from operations and existing cash and short-term investments will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. We may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. Any decisions to increase our ownership interest in our equity method investees or licensed operations will be driven by valuation and fit with our ownership strategy. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

Other than normal operating expenses, cash requirements for the remainder of fiscal 2011 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in stores and in the support infrastructure; and new company-operated stores. Total capital expenditures for fiscal 2011 are expected to range from $550 million to $600 million.

During the second quarter of fiscal 2011, Starbucks declared a $0.13 per share cash dividend to shareholders of record as of May 11, 2011, which will be paid on May 27, 2011. Starbucks repurchased 1.9 million shares of common stock ($61 million) during the first half of fiscal 2011 under share repurchase authorizations. The number of remaining shares authorized for repurchase at the end of the second fiscal quarter totaled 18.2 million.

Cash provided by operating activities was $670 million for the first two quarters of fiscal 2011, compared to $958 million for the same period in fiscal 2010. The decrease was primarily due to an increase in inventories resulting in part from higher coffee costs, partially offset by higher net earnings for the period.

Cash used by investing activities for the first two quarters of fiscal 2011 totaled $139 million, compared to $530 million for the same period in fiscal 2010. The decrease was primarily due to increased inflows from maturing investments, and a reduction in the reinvestment of cash into new investment securities, compared to the prior period. This decrease was partially offset by increased capital expenditures for remodeling and renovating existing company-operated stores, opening new retail stores and investments in information technology systems.

Cash used by financing activities for the first two quarters of fiscal 2011 totaled $61 million, compared to $69 million of cash provided by financing activities for the same period in fiscal 2010. The change primarily reflects dividend payments and common share repurchases in fiscal 2011, which did not occur in fiscal 2010. This was partially offset by increased proceeds from common stock issuances and a higher excess tax benefit, resulting from more stock option exercises during the period.

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

Commodity Prices, Availability and General Risk Conditions

Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impact our results of operations and can be expected to impact future results of operations. For additional details see Product Supply in Item 1 of the 10-K, as well as Risk Factors in Item 1A of the 10-K.

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

During the second quarter of fiscal 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (April 3, 2011).

During the second quarter of fiscal 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-Q.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (“Kraft”) that we were discontinuing our distribution arrangement with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defined the main distribution arrangement between the parties. Through our arrangement with Kraft, Starbucks sold a selection of Starbucks and Seattle’s Best Coffee® branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft managed the distribution, marketing, advertising and promotion of these products.

On November 29, 2010, Starbucks received a notice of arbitration from Kraft, putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. Kraft denies it has materially breached the Agreement. Kraft further alleges that if Starbucks wished to terminate the Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances.

On December 6, 2010, Kraft commenced a federal court action against Starbucks, entitled Kraft Foods Global, Inc. v. Starbucks Corporation, in the U.S. District Court for the Southern District of New York (the “District Court”) seeking injunctive relief to prevent Starbucks from terminating the distribution arrangement until the parties’ dispute is resolved through the arbitration proceeding. On January 28, 2011, the District Court denied Kraft’s request for injunctive relief. Kraft appealed the District Court’s decision to the Second Circuit Court of Appeals. On February 25, 2011, the Second Circuit Court of Appeals affirmed the District Court’s decision. As a result, Starbucks is in full control of our packaged coffee business as of March 1, 2011.

While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks under the arbitration. At this time, the Company is unable to estimate the range of possible outcomes with respect to this matter.

Starbucks is party to various other legal proceedings arising in the ordinary course of business, but, except as noted above, is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended April 3, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period(1)
January 3, 2011 — January 30, 2011	50,000	$32.26	50,000	19,661,592
January 31, 2011 — February 27, 2011	1,014,167	32.16	1,014,167	18,647,425
February 28, 2011 — April 3, 2011	445,472	32.65	445,472	18,201,953

Total	1,509,639	$32.31	1,509,639

(1)	Monthly information is presented by reference to Starbucks fiscal months during the second quarter of fiscal 2011.
(2)	Starbucks share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of 15 million shares and on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit	Filed Herewith
10.1*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 23, 2011.	—	—	—	—	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended April 3, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—	—

*	Denotes a management contract or compensatory plan or arrangement
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2011

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer