Form 10-Q
period 2011-07-03
STARBUCKS CORP
filed 2011-08-05
CIK 829224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 29, 2011
Common Stock, par value $0.001 per share	746.1 million

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended July 3, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share data)

(unaudited)

	Quarter Ended		Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net revenues:
Company-operated stores	$2,417.3	$2,186.7	$7,162.1	$6,608.5
Licensed stores	248.7	213.5	740.8	641.1
CPG, foodservice and other	266.2	211.8	765.8	619.8

Total net revenues	2,932.2	2,612.0	8,668.7	7,869.4
Cost of sales including occupancy costs	1,246.1	1,076.2	3,626.9	3,286.0
Store operating expenses	934.5	888.9	2,725.4	2,613.0
Other operating expenses	102.4	77.2	296.2	210.9
Depreciation and amortization expenses	129.5	125.2	386.1	384.3
General and administrative expenses	161.8	132.7	470.7	408.6
Restructuring charges	0.0	20.4	0.0	46.6

Total operating expenses	2,574.3	2,320.6	7,505.3	6,949.4
Income from equity investees	44.3	36.3	116.9	100.1

Operating income	402.2	327.7	1,280.3	1,020.1
Interest income and other, net	16.0	(1.4)	50.3	28.4
Interest expense	(8.5)	(7.9)	(23.5)	(24.1)

Earnings before income taxes	409.7	318.4	1,307.1	1,024.4
Income taxes	129.9	109.9	417.2	354.6

Net earnings including noncontrolling interests	279.8	208.5	889.9	669.8
Net earnings attributable to noncontrolling interests	0.7	0.6	2.5	3.1

Net earnings attributable to Starbucks	$279.1	$207.9	$887.4	$666.7

Earnings per share — basic	$0.37	$0.28	$1.19	$0.89
Earnings per share — diluted	$0.36	$0.27	$1.15	$0.87
Weighted average shares outstanding:
Basic	750.5	746.1	748.8	745.8
Diluted	771.9	766.7	770.1	765.5
Cash dividends declared per share	$0.13	$0.13	$0.39	$0.23

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(unaudited)

	July 3, 2011	Oct 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,720.8	$1,164.0
Short-term investments — available-for-sale securities	173.6	236.5
Short-term investments — trading securities	58.1	49.2
Accounts receivable, net	361.5	302.7
Inventories	856.7	543.3
Prepaid expenses and other current assets	152.8	156.5
Deferred income taxes, net	263.5	304.2

Total current assets	3,587.0	2,756.4
Long-term investments — available-for-sale securities	89.6	191.8
Equity and cost investments	384.1	341.5
Property, plant and equipment, net	2,384.8	2,416.5
Other assets	312.1	346.5
Other intangible assets	74.5	70.8
Goodwill	265.7	262.4

TOTAL ASSETS	$7,097.8	$6,385.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$339.9	$282.6
Accrued compensation and related costs	351.9	400.0
Accrued occupancy costs	150.5	173.2
Accrued taxes	82.1	100.2
Insurance reserves	146.4	146.2
Other accrued liabilities	298.7	262.8
Deferred revenue	489.9	414.1

Total current liabilities	1,859.4	1,779.1
Long-term debt	549.4	549.4
Other long-term liabilities	347.5	375.1

Total liabilities	2,756.3	2,703.6
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 748.4 and 742.6 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in capital	135.6	106.2
Other additional paid-in-capital	39.4	39.4
Retained earnings	4,065.7	3,471.2
Accumulated other comprehensive income	97.5	57.2

Total shareholders’ equity	4,338.9	3,674.7
Noncontrolling interests	2.6	7.6

Total equity	4,341.5	3,682.3

TOTAL LIABILITIES AND EQUITY	$7,097.8	$6,385.9

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Quarters Ended
	July 3, 2011	June 27, 2010
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$889.9	$669.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	408.2	404.5
Provision for impairments and asset disposals	34.8	60.2
Deferred income taxes, net	58.4	(15.9)
Equity in income of investees	(78.3)	(67.9)
Distributions of income from equity investees	47.4	59.0
Stock-based compensation	108.2	81.9
Tax benefit from exercise of stock options	25.1	10.7
Excess tax benefit from exercise of stock options	(87.3)	(20.7)
Other	(14.0)	(3.9)
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(308.5)	163.6
Accounts payable	55.5	1.3
Accrued taxes	37.8	(39.0)
Deferred revenue	73.5	44.8
Other operating assets	(66.1)	1.3
Other operating liabilities	(57.9)	25.7

Net cash provided by operating activities	1,126.7	1,375.4
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(169.7)	(459.1)
Maturities and calls of available-for-sale securities	333.7	63.5
Acquisitions, net of cash acquired	0.0	(10.6)
Net purchases of equity, other investments and other assets	(8.6)	(2.7)
Additions to property, plant and equipment, net	(372.4)	(281.1)

Net cash used by investing activities	(217.0)	(690.0)
FINANCING ACTIVITIES:
Purchase of noncontrolling interest	(27.5)	0.0
Proceeds from issuance of common stock	187.4	90.6
Excess tax benefit from exercise of stock options	87.3	20.7
Principal payments on long-term debt	0.0	(6.5)
Cash dividends paid	(292.1)	(74.8)
Repurchase of common stock	(321.9)	(169.1)
Other	(0.6)	(1.2)

Net cash used by financing activities	(367.4)	(140.3)
Effect of exchange rate changes on cash and cash equivalents	14.5	(19.7)

Net increase in cash and cash equivalents	556.8	525.4
CASH AND CASH EQUIVALENTS:
Beginning of period	1,164.0	599.8

End of period	$1,720.8	$1,125.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$17.2	$16.2
Income taxes	$287.4	$413.2

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Summary of Significant Accounting Policies

Financial Statement Preparation

The unaudited condensed consolidated financial statements as of July 3, 2011, and for the quarter and three quarters ended July 3, 2011 and June 27, 2010, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended July 3, 2011 and June 27, 2010 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

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

The results of operations for the quarter and three quarters ended July 3, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2011 (“fiscal 2011”).

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance on the consolidation of variable interest entities. We adopted this new guidance effective at the beginning of the first quarter of fiscal 2011, with no impact on our financial statements.

In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for us at the beginning of our second quarter of fiscal 2012. The adoption of this new guidance will not have a material impact on our financial statements.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The guidance will become effective for us at the beginning of our first quarter of fiscal 2013. The adoption of this new guidance will result in a change in how we present the components of comprehensive income, which is currently presented within our consolidated statements of equity.

Reclassifications

In the second quarter of fiscal 2011, concurrent with the change in our distribution method for packaged coffee and tea in the US, we revised the presentation of revenues. Non-retail licensing revenues were reclassified on the consolidated financial statements to the renamed “CPG, foodservice and other” revenue line, which includes revenues from our direct sale of packaged coffee and tea as well as licensing revenues received under the previous distribution arrangement. The previous “Licensing” revenue line now includes only licensed store revenue and therefore has been renamed “Licensed stores.” For the third quarter and the first three quarters of fiscal 2010, $117 million and $326 million, respectively, were reclassified from the previously named Licensing revenue to CPG, foodservice and other revenue. There was no impact to consolidated or segment total net revenues from this change in presentation.

Note 2: Acquisition

On May 30, 2011, we acquired the remaining 30% ownership of our business in the southern portion of China from our noncontrolling partner, Maxim’s Caterers Limited (Maxim’s). We simultaneously sold our 5% ownership interest in the Hong Kong market to Maxim’s. The following table shows the effects of the change in Starbucks ownership interest in such business in south China on Starbucks equity (in millions):

Three Quarters Ended	July 3, 2011	June 27, 2010
Net earnings attributable to Starbucks	$887.4	$666.7
Transfers (to) from the noncontrolling interest:
Decrease in additional paid-in capital for purchase of 30% interest in subsidiary	(28.0)	0.0

Change from net earnings attributable to Starbucks and transfers to noncontrolling interest	$859.4	$666.7

Note 3: Derivative Financial Instruments

Cash Flow Hedges

Net derivative losses of $16.0 million and $13.9 million, net of taxes, were included in accumulated other comprehensive income as of July 3, 2011 and October 3, 2010, respectively, related to cash flow hedges. Of the net derivative losses accumulated as of July 3, 2011, $10.5 million pertains to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the year-to-date periods in fiscal 2011 and 2010 was not material. Outstanding contracts will expire within 27 months.

Net Investment Hedges

Net derivative losses of $29.9 million and $26.7 million, net of taxes, were included in accumulated other comprehensive income as of July 3, 2011 and October 3, 2010, respectively, related to net investment derivative hedges. Outstanding contracts will expire within 33 months.

Other Derivatives

To mitigate the translation risk of certain balance sheet items, we enter into foreign currency forward contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statements of earnings. Gains and losses from these instruments are largely offset by the financial impact of translating foreign currency denominated payables and receivables, which is also recognized in net interest income and other.

We also enter into swap and futures contracts that are not designated as hedging instruments, to mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statement of earnings.

The following table presents the pretax effect of derivative instruments on earnings and other comprehensive income for the quarter ended (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Gain/(Loss) recognized in earnings	$(4.7)	$(1.4)	$0.0	$0.0	$1.7	$0.5
Gain/(Loss) recognized in OCI	$(5.3)	$(2.2)	$(5.2)	$(4.3)

The following table presents the pretax effect of derivative instruments on earnings and other comprehensive income for the three quarters ended (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Gain/(Loss) recognized in earnings	$(10.8)	$(3.8)	$0.0	$0.0	$2.2	$9.1
Gain/(Loss) recognized in OCI	$(13.3)	$(10.7)	$(5.1)	$(2.3)

Notional amounts of outstanding derivative contracts as of July 3, 2011:

•	$549 million in foreign exchange contracts

•	$22 million in dairy contracts

•	$4 million in diesel contracts

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at July 3, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$10.0	$0.0	$10.0	$0.0
Commercial paper	50.0	0.0	50.0	0.0
Corporate debt securities	73.6	0.0	73.6	0.0
Government treasury securities	40.0	40.0	0.0	0.0

Total available-for-sale securities	173.6	40.0	133.6	0.0
Trading securities	58.1	58.1	0.0	0.0

Total short-term investments	231.7	98.1	133.6	0.0

Long-term investments:
Available-for-sale securities
Corporate debt securities	61.7	0.0	61.7	0.0
State and local government obligations	27.9	0.0	0.0	27.9

Total long-term investments	89.6	0.0	61.7	27.9

Total	$321.3	$98.1	$195.3	$27.9

Liabilities:
Derivatives	$25.9	$0.0	$25.9	$0.0

		Fair Value Measurements at Reporting Date Using
	Balance at October 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$30.0	$0.0	$30.0	$0.0
Corporate debt securities	15.0	0.0	15.0	0.0
Government treasury securities	190.8	190.8	0.0	0.0
State and local government obligations	0.7	0.0	0.7	0.0

Total available-for-sale securities	236.5	190.8	45.7	0.0
Trading securities	49.2	49.2	0.0	0.0

Total short-term investments	285.7	240.0	45.7	0.0

Long-term investments:
Available-for-sale securities
Agency obligations	27.0	0.0	27.0	0.0
Corporate debt securities	123.5	0.0	123.5	0.0
State and local government obligations	41.3	0.0	0.0	41.3

Total long-term investments	191.8	0.0	150.5	41.3

Total	$477.5	$240.0	$196.2	$41.3

Liabilities:
Derivatives	$34.7	$0.0	$34.7	$0.0

Gross unrealized holding gains and losses were not material at July 3, 2011 and October 3, 2010.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured using level 3 inputs described above are comprised entirely of our auction rate securities (“ARS”). Changes in this balance related primarily to calls of certain of our ARS. In the first three quarters of fiscal 2011, $15.8 million of our ARS were called at par. No transfers among the levels within the fair value hierarchy occurred during the third quarter.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (in millions)

Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property, plant and equipment, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired.

During the quarter and three quarters ended July 3, 2011 and June 27, 2010, we recognized fair market value adjustments with a charge to earnings for these assets as follows:

	Quarter Ended July 3, 2011			Three Quarters Ended July 3, 2011
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Other assets (1)	$1.6	$(1.6)	$0.0	$22.1	$(22.1)	$0.0
Property, plant and equipment (2)	$1.7	$(1.2)	$0.5	$2.8	$(2.1)	$0.7

	Quarter Ended June 27, 2010			Three Quarters Ended June 27, 2010
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (2)	$9.2	$(7.8)	$1.4	$25.6	$(21.1)	$4.5
Equity and cost investments (1)	$0.8	$(0.2)	$0.6	$10.4	$(7.7)	$2.7
Goodwill (3)	$4.1	$(1.6)	$2.5	$4.1	$(1.6)	$2.5

(1)	The fair value was determined using valuation techniques, including discounted cash flows, comparable transactions, and/or comparable company analyses. The resulting impairment charge was included in other operating expenses.
(2)	These assets primarily consist of leasehold improvements in underperforming stores. The fair value was determined using a discounted cash flow model based on expected future store revenues and operating costs, using internal projections. The resulting impairment charge was included in store operating expenses.
(3)	The fair value was determined using a discounted cash flow model based on future cash flows for the reporting unit, using internal projections. The resulting impairment charge was included in store operating expenses

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of those instruments. The estimated fair value of the $550 million of 6.25% Senior Notes was approximately $643 million and $637 million as of July 3, 2011 and October 3, 2010, respectively.

Note 5: Inventories (in millions)

	July 3, 2011	Oct 3, 2010	June 27, 2010
Coffee:
Unroasted	$423.3	$238.3	$233.7
Roasted	190.5	95.1	85.8
Other merchandise held for sale	116.0	115.6	81.8
Packaging and other supplies	126.9	94.3	95.3

Total	$856.7	$543.3	$496.6

Inventory levels vary due to seasonality driven primarily by the holiday season, commodity market supply and price variations, and changes in our use of fixed-price and price-to-be-fixed coffee contracts.

As of July 3, 2011, we had committed to purchasing green coffee totaling $635 million under fixed-price contracts and an estimated $238 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6: Property, Plant and Equipment (in millions)

	July 3, 2011	Oct 3, 2010
Land	$57.9	$58.0
Buildings	270.1	265.7
Leasehold improvements	3,575.3	3,435.6
Store equipment	1,093.7	1,047.7
Roasting equipment	296.5	290.6
Furniture, fixtures and other	739.9	617.5
Work in progress	126.6	173.6

	6,160.0	5,888.7
Less accumulated depreciation	(3,775.2)	(3,472.2)

Property, plant and equipment, net	$2,384.8	$2,416.5

Note 7: Other Liabilities (in millions)

	July 3, 2011	Oct 3, 2010
Accrued dividend payable	$97.3	$96.5
Other	201.4	166.3

Total other accrued liabilities	$298.7	$262.8

Deferred rent	$222.7	$239.7
Unrecognized tax benefits	56.6	65.1
Asset retirement obligations	50.4	47.7
Other	17.8	22.6

Total other long-term liabilities	$347.5	$375.1

Note 8: Equity

Components of total equity (in millions):

	Three Quarters Ended
	July 3, 2011	June 27, 2010
Beginning balance of total equity	$3,682.3	$3,056.9
Net earnings including noncontrolling interest	889.9	669.8
Other comprehensive income / (loss)	40.3	(35.0)

Comprehensive income	930.2	634.8
Stock-based compensation expense	109.8	83.3
Exercise of stock options	255.4	91.0
Sale of common stock	14.1	14.0
Repurchase of common stock	(321.9)	(173.3)
Cash dividends declared	(292.9)	(171.5)
Purchase of noncontrolling interest:
Included in Additional paid-in capital	(28.0)	0.0
Included in Noncontrolling interests	(7.5)	0.0
Net distributions to non-controlling interests	0.0	(0.6)

Ending balance of total equity	$4,341.5	$3,534.6

Changes in noncontrolling interests for the three quarters ended July 3, 2011 and June 27, 2010 are not presented, as they were not material.

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of July 3, 2011.

Share repurchase activity (in millions, except for average price data):

	Three Quarters Ended
	July 3, 2011	June 27, 2010
Number of shares acquired	9.2	6.7
Average price per share of acquired shares	$35.12	$25.91
Total cost of acquired shares	$321.9	$173.3

As of July 3, 2011, 10.9 million shares remained available for repurchase under the current authorization.

During the third quarter of fiscal 2011, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.13 per share to be paid on August 26, 2011, to shareholders of record on the close of business on August 10, 2011.

Components of accumulated other comprehensive income, net of tax (in millions):

	July 3, 2011	Oct 3, 2010
Net unrealized gains / (losses) on available-for-sale securities	$(0.2)	$(0.9)
Net unrealized gains / (losses) on hedging instruments	(45.9)	(40.5)
Translation adjustment	143.6	98.6

Accumulated other comprehensive income	$97.5	$57.2

Note 9: Employee Stock Plans

As of July 3, 2011, there were 40.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans (“ESPP”). This includes 15 million shares approved by our shareholders on March 23, 2011, which were registered on a Form S-8 that we filed with the Securities and Exchange Commission on June 17, 2011. Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Options	$14.3	$18.9	$46.8	$56.1
Restricted Stock Units (“RSUs”)	22.7	9.6	61.4	25.8

Total stock-based compensation	$37.0	$28.5	$108.2	$81.9

Value of awards granted and exercised during the period:

	Quarter Ended		Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Estimated fair value per option granted	$10.28	$9.49	$9.53	$8.50
Weighted average option grant price	$35.86	$26.92	$31.18	$22.23
Weighted average price per option exercised	$15.79	$12.98	$13.98	$12.33
Weighted average RSU grant price	$35.77	$25.92	$30.94	$22.22

Stock option and RSU transactions from October 3, 2010 through July 3, 2011 (in millions):

	Stock Option	RSUs
Options outstanding/Nonvested RSUs, October 3, 2010	60.7	5.4
Granted	4.2	5.3
Options exercised/RSUs vested	(13.4)	(1.6)
Forfeited/expired	(3.0)	(0.7)

Options outstanding/Nonvested RSUs, July 3, 2011	48.5	8.4

Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of July 3, 2011	$55	$92

Note 10: Earnings Per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net earnings attributable to Starbucks	$279.1	$207.9	$887.4	$666.7
Weighted average common shares and common stock units outstanding (for basic calculation)	750.5	746.1	748.8	745.8

Dilutive effect of outstanding common stock options and RSUs	21.4	20.6	21.3	19.7

Weighted average common and common equivalent shares outstanding (for diluted calculation)	771.9	766.7	770.1	765.5

EPS — basic	$0.37	$0.28	$1.19	$0.89
EPS — diluted	$0.36	$0.27	$1.15	$0.87

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled 2 million and 8 million as of July 3, 2011 and June 27, 2010, respectively.

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

On November 29, 2010, Starbucks received a notice of arbitration from Kraft putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. Kraft denies it has materially breached the Agreement. Kraft further alleges that if Starbucks wished to terminate the Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances. The parties are now engaged in extensive discovery with an arbitration trial expected in mid- 2012.

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

Starbucks is party to various other legal proceedings arising in the ordinary course of business, including certain employment litigation cases that have been certified as class or collective actions, but, except as noted above, is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position or results of operations.

Note 12: Segment Reporting

Segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. The tables below present information by operating segment (in millions):

	United States	International	CPG	Other	Total
Quarter Ended
July 3, 2011
Total net revenues	$2,013.9	$658.5	$218.4	$41.4	$2,932.2
Depreciation and amortization expenses	84.5	28.8	0.5	15.7	129.5
Income (loss) from equity investees	0.0	25.3	19.6	(0.6)	44.3
Operating income/(loss)	378.6	80.4	66.0	(122.8)	402.2
June 27, 2010
Total net revenues	$1,852.9	$548.6	$174.3	$36.2	$2,612.0
Depreciation and amortization expenses	86.2	26.3	0.9	11.8	125.2
Income (loss) from equity investees	0.0	19.0	17.7	(0.4)	36.3
Operating income/(loss)	292.3	55.9	54.9	(75.4)	327.7

Three Quarters Ended
July 3, 2011
Total net revenues	$6,008.3	$1,908.3	$618.3	$133.8	$8,668.7
Depreciation and amortization expenses	257.8	85.5	1.9	40.9	386.1
Income (loss) from equity investees	0.0	69.9	48.5	(1.5)	116.9
Operating income/(loss)	1,188.3	256.8	196.9	(361.7)	1,280.3
June 27, 2010
Total net revenues	$5,586.9	$1,669.6	$506.1	$106.8	$7,869.4
Depreciation and amortization expenses	264.3	81.9	2.9	35.2	384.3
Income (loss) from equity investees	0.0	56.9	44.6	(1.4)	100.1
Operating income/(loss)	949.3	139.3	182.3	(250.8)	1,020.1

The following table reconciles the total of operating income in the table above to consolidated earnings before income taxes (in millions):

	Quarter Ended		Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Operating income	$402.2	$327.7	$1,280.3	$1,020.1
Interest income and other, net	16.0	(1.4)	50.3	28.4
Interest expense	(8.5)	(7.9)	(23.5)	(24.1)

Earnings before income taxes	$409.7	$318.4	$1,307.1	$1,024.4

Note 13: Subsequent Events

On July 7, 2011, we acquired the 50% ownership interest in Switzerland and Austria from our joint venture partner, Marinopoulos Holdings S.A.R.L, converting these markets to 100% owned company-operated markets, for a purchase price of approximately $70 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating income, operating margins, comparable store sales, sales leverage, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of the international business, including China, profitable growth opportunities, strategic acquisitions, changes to the organizational and leadership structures, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft to a direct distribution model, liquidity, cash flow from operations, anticipated store openings and closings, the health and growth of our business overall and of specific businesses, benefits of recent initiatives, operational efficiencies, product innovation and distribution, tax rates, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including Part I Item IA. “Risk Factors” in the 10-K.

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

Overview

Starbucks results for the third quarter of fiscal 2011 reflect the underlying strength and continuing momentum Starbucks has been experiencing across all of our segments. Our business has performed well this year, and the third quarter continued that trend, despite significant headwinds from commodity costs and a still questionable consumer environment in the US and many other developed markets.

Strong global comparable stores sales growth of 8% for the fiscal third quarter (US 8% and International 5%) drove increased sales leverage and resulted in higher operating margins and net earnings. This helped mitigate the impact of higher commodity costs, which negatively impacted EPS by approximately $0.07 per share in the quarter, equivalent to approximately 280 basis points of operating margin. Most of the commodity pressure was related to coffee, with dairy, cocoa, sugar and fuel accounting for the rest.

Our US business has continued to perform well, with record results for third quarter revenues, operating income and operating margin. Increased traffic drove improvement in comparable store sales, which translated to increased leverage. This performance demonstrates the continued benefits we are seeing from a variety of recent initiatives including our loyalty program, innovative products such as our Starbucks Petites platform and personalized Frappuccino® blended beverages, and continued focus on operating efficiencies. New stores are performing ahead of expectations, signaling opportunities for continued growth in certain areas of the country.

Our international portfolio continues to improve, with operating margin of 12% for the third quarter. While we are starting to see a more balanced contribution from the entire portfolio, China remains a focal point and key market in our international growth strategy. Comparable store sales in China accelerated this quarter to a level in the mid-thirties from the mid-twenties earlier this year. During the quarter, we announced the acquisition of the remaining equity in the central, south and west regions of China where we previously had a minority partner. This ownership change aligns with our strategy to accelerate growth in China to our stated goal of having more than 1,500 stores by 2015.

Our global consumer products group (“CPG”) represents another important profitable growth opportunity for us. CPG continued its recent momentum completing the first full quarter under our direct distribution model for packaged coffee and tea. This model now gives us total control over the sell-in and distribution to retailers of these products. Starbucks- and Tazo-branded K-Cup® portion packs will be added to the lineup, which already includes Starbucks VIA® Ready Brew, beginning this fall.

Looking toward the future, we recently announced a reorganization of our leadership structure that will take effect at the beginning of fiscal 2012. The new structure will enable us to accelerate our global, multi-brand, multi-channel strategy, and to leverage the talent, experience and expertise resident in our senior leadership team. In this new structure, one president will oversee all operations within each of three distinct regions with responsibility for the performance of company-operated stores, as well as for working with licensed and joint-venture business partners in each market within their respective region. The region president will also be responsible for working with Starbucks Global Consumer Products and Foodservice teams to further develop those businesses and execute against our growth plan within the region. The three new regions will be 1) North America, inclusive of the US, Canada, and Latin America, 2) Asia Pacific, and 3) Europe, Middle East, and Africa, collectively referred to as the EMEA region.

Financial Highlights for the Third Quarter of Fiscal 2011

•	Consolidated net revenues increased 12% to $2.9 billion

•	Consolidated comparable store sales increased 8%

•	Consolidated operating margin was 13.7%; up 120 basis points over the prior year

•	US operating margin improved to 18.8%; up 300 basis points over the prior year

•	International operating margin improved to 12.2%; up 200 basis points over the prior year

•	CPG operating income increased to $66.0 million, up 20% over the prior year

•	EPS increased 33% to $0.36 in the third quarter of fiscal 2011 compared to $0.27 in the third quarter of fiscal 2010

•	Total cash returned to shareholders through dividends and share repurchases was $359 million

Comparable Store Sales

Comparable store sales for the third quarter and the first three quarters of fiscal 2011 are as follows:

	Quarter Ended July 3, 2011			Three Quarters Ended July 3, 2011
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	8%	6%	2%	7%	5%	2%
United States	8%	6%	2%	8%	6%	2%
International	5%	4%	1%	5%	3%	1%

Our comparable store sales represent the growth in revenue from company-operated stores open 13 months or longer. Comparable store sales attributable to our International segment exclude the effect of fluctuations in foreign currency exchange rates.

Fiscal 2011 — Financial Outlook for the Year

For fiscal year 2011, we expect revenues to grow approximately 10% based on a 52-week comparable year, driven by comparable store sales growth at the high end of our target range of 3% to 7%. We now plan to open approximately 600 net new stores globally in fiscal 2011: approximately 100 in the US and approximately 500 in international markets, the majority of which are expected to be licensed stores. These net new store openings exclude the effect of Seattle’s Best Coffee store closures due to the bankruptcy of Borders Group, Inc. (“Borders”) in April 2011; through our fiscal third quarter, 228 of these stores closed, with the remaining 247 closing in our fiscal fourth quarter.

We expect continued improvement in our consolidated operating margin in fiscal 2011 compared to the prior year, given our current revenue expectations and sales leverage, and the absence of restructuring charges in fiscal 2011, offset in part by higher commodity costs, primarily for coffee.

Earnings per share is expected to be in the range of $0.35 to $0.36 for the fourth quarter, and $1.50 to $1.51 for the full year of fiscal 2011. This includes the negative impact of continued pressure from commodity costs, which we expect to be approximately $0.08 per share for the fourth quarter and approximately $0.22 per share for the full year.

Fiscal 2012 — The View Ahead

For fiscal year 2012, we expect revenues to grow approximately 10%, driven by mid single-digit comparable store sales growth, new store openings and strong growth in the CPG business. We plan to open approximately 800 net new stores globally in fiscal 2012: approximately 200 in the U.S and approximately 600 in international markets. In the US, approximately half of the new stores will be licensed and internationally roughly two-thirds of the new stores will be licensed. We expect China to account for approximately one-quarter of the International new stores.

We expect consolidated operating margin improvement of 50 to 100 basis points, with improvement in the US and International operations, offset by moderately lower margins in the CPG segment. Sales leverage and operational efficiencies in the US and International segments are expected to offset pressure from commodities. We expect CPG margins to be impacted more significantly by commodity increases as coffee is a larger share of the overall cost structure. Additionally, we will continue to invest for future growth in CPG as we launch Starbucks® coffee K-cups® and expand the Starbucks VIA® platform. As a result, we expect CPG operating margin near 25% in fiscal 2012.

We expect fiscal 2012 earnings per share growth to be in the range of 15% to 20%. This includes the negative impact of continued pressure from commodity costs, which we expect to be approximately $0.21 per share for the full year.

We expect capital expenditures to be approximately $700 million for the full year.

Results of Operations (in millions)

Revenues

	Quarter Ended			Three Quarters Ended
	July 3, 2011	June 27, 2010	% Change	July 3, 2011	June 27, 2010	% Change
Company-operated stores	$2,417.3	$2,186.7	10.5%	$7,162.1	$6,608.5	8.4%
Licensed stores	248.7	213.5	16.5	740.8	641.1	15.6
CPG, foodservice and other	266.2	211.8	25.7	765.8	619.8	23.6

Total net revenues	$2,932.2	$2,612.0	12.3%	$8,668.7	$7,869.4	10.2%

Total net revenues for the third quarter and the first three quarters of fiscal 2011 increased $320 million and $799 million, respectively, primarily driven by increased revenues from company-operated stores (contributing $231 million and $554 million, respectively). An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for the quarter (approximately 8%, or $170 million) and the first three quarters (approximately 7%, or $468 million).

Contributing to the increase in total net revenues was higher revenues from licensed stores of $35 million and $100 million for the third quarter and the first three quarters of fiscal 2011, respectively. These increases were primarily due to an increase in royalty revenues and product sales, resulting from improved comparable store sales and the opening of 204 net new licensed stores over the last 12 months, contributing approximately $17 million for the third quarter and $69 million for the first three quarters of fiscal 2011.

CPG, foodservice and other revenue increased $54 million and $146 million for the third quarter and the first three quarters of fiscal 2011, respectively. These increases were primarily due to the impact of recognizing revenue from packaged coffee and tea sales under the direct distribution model, contributing approximately $27 million for the third quarter and $54 million for the first three quarters of fiscal 2011.

Operating Expenses

	Quarter Ended				Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$1,246.1	$1,076.2	42.5%	41.2%	$3,626.9	$3,286.0	41.8%	41.8%
Store operating expenses	934.5	888.9	31.9	34.0	2,725.4	2,613.0	31.4	33.2
Other operating expenses	102.4	77.2	3.5	3.0	296.2	210.9	3.4	2.7
Depreciation and amortization expenses	129.5	125.2	4.4	4.8	386.1	384.3	4.5	4.9
General and administrative expenses	161.8	132.7	5.5	5.1	470.7	408.6	5.4	5.2
Restructuring charges	0.0	20.4	0.0	0.8	0.0	46.6	0.0	0.6

Total operating expenses	2,574.3	2,320.6	87.8	88.8	7,505.3	6,949.4	86.6	88.3
Income from equity investees	44.3	36.3	1.5	1.4	116.9	100.1	1.3	1.3

Operating income	$402.2	$327.7	13.7%	12.5%	$1,280.3	$1,020.1	14.8%	13.0%

Store operating expenses as a % of related revenues			38.7%	40.7%			38.1%	39.5%

Cost of sales including occupancy costs as a percentage of total net revenues increased 130 basis points for the third quarter of fiscal 2011, primarily due to higher commodity costs (approximately 280 basis points), mainly driven by increased coffee costs, partially offset by increased sales leverage, which contributed to lower occupancy costs as a percentage of total net revenues (approximately 70 basis points) and increased margin associated with the direct distribution model for packaged coffee and tea (approximately 30 basis points). Cost of sales including occupancy costs as a percentage of total net revenues was neutral for the first three quarters of fiscal 2011. Higher commodity costs (approximately 200 basis points), mainly driven by increased coffee costs, were offset by increased sales leverage, which contributed to lower occupancy costs as a percentage of total net revenues (approximately 90 basis points). A variety of less significant items, including manufacturing efficiencies driven by increased volumes, supply chain efficiencies and increased margin resulting from the direct distribution model for packaged coffee and tea, contributed to the remaining change in cost of sales including occupancy costs.

Store operating expenses as a percentage of total net revenues decreased 210 basis points and 180 basis points for the third quarter and the first three quarters of fiscal 2011, respectively. These decreases were primarily due to increased sales leverage for both the third quarter and the first three quarters of fiscal 2011 (approximately 100 basis points and 150 basis points, respectively). Also contributing to the decrease for the third quarter of fiscal 2011 were lower impairment charges (approximately 30 basis points) and lower marketing expenses (approximately 30 basis points).

Other operating expenses as a percentage of total net revenues increased 50 basis points and 70 basis points for the third quarter and the first three quarters of fiscal 2011, respectively. For the third quarter of fiscal 2011, the increase was primarily due to higher expenses to support the direct distribution model for packaged coffee and tea (approximately 40 basis points). For the first three quarters of fiscal 2011, the increase was primarily due to increased marketing expenses related to Seattle’s Best Coffee (approximately 30 basis points) and the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders’ bankruptcy (approximately 30 basis points).

The above variances contributed to an overall increase in operating margin of 120 basis points and 180 basis points for the third quarter and the first three quarters of fiscal 2011, respectively. Considering the impact from all line items, the primary drivers for the increase in operating margin for the third quarter and the first three quarters of fiscal 2011 were increased sales leverage (approximately 220 basis points and 280 basis points, respectively) and the absence of restructuring charges in the current year (approximately 80 basis points and 60 basis points, respectively), partially offset by higher commodity costs (approximately 280 basis points and 200 basis points, respectively).

Other Income and Expenses

	Quarter Ended				Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$402.2	$327.7	13.7%	12.5%	$1,280.3	$1,020.1	14.8%	13.0%
Interest income and other, net	16.0	(1.4)	0.5	(0.1)	50.3	28.4	0.6	0.4
Interest expense	(8.5)	(7.9)	(0.3)	(0.3)	(23.5)	(24.1)	(0.3)	(0.3)

Earnings before income taxes	409.7	318.4	14.0	12.2	1,307.1	1,024.4	15.1	13.0
Income taxes	129.9	109.9	4.4	4.2	417.2	354.6	4.8	4.5

Net earnings including noncontrolling interests	279.8	208.5	9.5	8.0	889.9	669.8	10.3	8.5
Net earnings (loss) attributable to noncontrolling interest	0.7	0.6	0.0	0.0	2.5	3.1	0.0	0.0

Net earnings attributable to Starbucks	$279.1	$207.9	9.5%	8.0%	$887.4	$666.7	10.2%	8.5%

Effective tax rate including noncontrolling interest			31.7%	34.5%			31.9%	34.6%

For the third quarter of fiscal 2011, net interest income and other increased $17 million. The increase was primarily due to a gain recorded in the third quarter of fiscal 2011 related to the sale of our investment in our Hong Kong joint venture, described in Note 2 (approximately $8 million). Also contributing to the increase was a favorable fluctuation in unrealized holding gains/losses on our trading securities portfolio (approximately $4 million), which approximates a portion of our liability under the Management Deferred Compensation Plan (“MDCP”). Gains and losses recorded here for the MDCP asset are offset by gains and losses recorded in general and administrative expenses for the MDCP liability, as the MDCP liability fluctuates with investment performance.

For the first three quarters of fiscal 2011, net interest income and other increased $22 million. The increase was primarily due to favorable fair-value adjustments on dairy and fuel derivatives (approximately $8 million), favorable fluctuation in unrealized holding gains/losses on our trading securities portfolio (approximately $8 million), the impact of the gain recorded related to the sale of our investment in our Hong Kong joint venture (approximately $8 million), and favorable fluctuations in foreign currency exchange (approximately $6 million). These benefits were partially offset by the absence of the gain in the current year related to our fiscal 2010 acquisition of a controlling interest in our previous joint venture operations in France.

The lower effective tax rate for the third quarter and the first three quarters of fiscal 2011 was primarily due to higher income in foreign jurisdictions that have lower tax rates.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment:

United States

	Quarter Ended				Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
			% of US Net Revenues				% of US Net Revenues
Total net revenues	$2,013.9	$1,852.9			$6,008.3	$5,586.9
Cost of sales including occupancy costs	777.4	704.5	38.6%	38.0%	2,297.2	2,155.1	38.2%	38.6%
Store operating expenses	736.9	712.3	36.6	38.4	2,157.5	2,078.1	35.9	37.2
Other operating expenses	15.6	13.9	0.8	0.8	46.2	41.4	0.8	0.7
Depreciation and amortization expenses	84.5	86.2	4.2	4.7	257.8	264.3	4.3	4.7
General and administrative expenses	20.9	26.8	1.0	1.4	61.3	72.7	1.0	1.3
Restructuring charges	0.0	16.9	0.0	0.9	0.0	26.0	0.0	0.5

Total operating expenses	1,635.3	1,560.6	81.2	84.2	4,820.0	4,637.6	80.2	83.0

Operating income	$378.6	$292.3	18.8%	15.8%	$1,188.3	$949.3	19.8%	17.0%

Store operating expenses as a % of related revenues			39.5%	41.3%			38.7%	40.0%

Revenues

Total US net revenues for the third quarter of fiscal 2011 increased 9%, or $161 million. Total US net revenues for the first three quarters of fiscal 2011 increased 8%, or $421 million. These increases were primarily driven by increased revenues from company-operated stores (contributing $140 million and $377 million, respectively) and licensed stores (contributing $21 million and $48 million, respectively).

For the third quarter and first three quarters of fiscal 2011, the increase in company-operated store revenues was primarily due to higher comparable store sales of 8% (contributing $145 million and $402 million, respectively). For the third quarter and the first three quarters of fiscal 2011, the increases in licensed store revenues were primarily due to increased royalty revenues and product sales (contributing $15 million and $33 million, respectively), resulting from improved comparable store sales and new store openings.

Operating Expenses

Cost of sales including occupancy costs as a percentage of total net revenues increased 60 basis points for the third quarter of fiscal 2011. The increase was primarily due to higher commodity costs (approximately 200 basis points) driven by increased coffee costs, partially offset by increased sales leverage (approximately 120 basis points). Cost of sales including occupancy costs as a percentage of total net revenues decreased 40 basis points for the first three quarters of fiscal 2011, primarily due to increased sales leverage (approximately 110 basis points). Also contributing to the decrease were supply chain efficiencies (approximately 20 basis points). This favorability was partially offset by higher commodity costs (approximately 120 basis points), driven by increased coffee costs.

Store operating expenses as a percentage of total net revenues decreased 180 basis points and 130 basis points for the third quarter and the first three quarters of fiscal 2011, respectively. These decreases were primarily due to increased sales leverage (approximately 150 basis points and 100 basis points, respectively).

The above variances contributed to an overall increase in operating margin of 300 basis points and 280 basis points for the third quarter and the first three quarters of fiscal 2011, respectively. Considering the impact from all line items, the primary drivers for the increase in operating margin for the third quarter of fiscal 2011 were increased sales leverage (approximately 300 basis points) and the absence of restructuring charges in the current year (approximately 90 basis points), partially offset by higher commodity costs (approximately 200 basis points), primarily driven by increased coffee costs. The increase for the first three quarters of fiscal 2011 was primarily due to increased sales leverage (approximately 250 basis points) and the absence of restructuring charges in the current year (approximately 50 basis points), offset by higher commodity costs (approximately 120 basis points), driven by increased coffee costs.

International

	Quarter Ended				Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
			% of International Net Revenues				% of International Net Revenues
Total net revenues	$658.5	$548.6			$1,908.3	$1,669.6
Cost of sales including occupancy costs	314.0	257.0	47.7%	46.8%	903.5	794.4	47.3%	47.6%
Store operating expenses	197.6	176.6	30.0	32.2	567.9	534.9	29.8	32.0
Other operating expenses	24.3	16.2	3.7	3.0	65.5	61.3	3.4	3.7
Depreciation and amortization expenses	28.8	26.3	4.4	4.8	85.5	81.9	4.5	4.9
General and administrative expenses	38.7	32.1	5.9	5.9	99.0	94.1	5.2	5.6
Restructuring charges	0.0	3.5	0.0	0.6	0.0	20.6	0.0	1.2

Total operating expenses	603.4	511.7	91.6	93.3	1,721.4	1,587.2	90.2	95.1
Income from equity investees	25.3	19.0	3.8	3.5	69.9	56.9	3.7	3.4

Operating income	$80.4	$55.9	12.2%	10.2%	$256.8	$139.3	13.5%	8.3%

Store operating expenses as a % of related revenues			35.9%	38.4%			35.7%	37.8%

Revenues

Total International net revenues for the third quarter of fiscal 2011 increased 20%, or $110 million. Total International net revenues for the first three quarters of fiscal 2011 increased 14%, or $239 million. These increases were primarily driven by increased revenues from company-operated stores (contributing $90 million and $177 million, respectively).

For the third quarter of fiscal 2011, the increase in company-operated store revenues was primarily due to favorable foreign currency fluctuations (approximately $39 million), a 5% increase in comparable store sales (approximately $26 million), and the opening of 113 net new stores over the last 12 months (approximately $20 million). For the first three quarters of fiscal 2011, the increase in company-operated store revenues was due to a 5% increase in comparable store sales (approximately $66 million), favorable foreign currency fluctuations (approximately $61 million), and the opening of 113 net new stores over the last 12 months (approximately $33 million).

Operating Expenses

Cost of sales including occupancy costs as a percentage of total net revenues increased 90 basis points for the third quarter of fiscal 2011. The increase was primarily due to higher commodity costs (approximately 150 basis points), driven by increased coffee costs, partially offset by manufacturing efficiencies resulting from increased volumes (approximately 70 basis points) and increased sales leverage, which contributed to lower occupancy costs as a percentage of total net revenues (approximately 40 basis points). Cost of sales including occupancy costs as a percentage of total net revenues decreased 30 basis points for the first three quarters of fiscal 2011. The decrease was primarily due to increased sales leverage which contributed to lower occupancy costs as a percentage of total net revenues (approximately 90 basis points), and manufacturing efficiencies resulting from increased volumes (approximately 60 basis points). These benefits were partially offset by higher commodity costs (approximately 110 basis points), driven by increased coffee costs.

Store operating expenses as a percentage of total net revenues decreased 220 basis points for the third quarter and the first three quarters of fiscal 2011. These decreases were primarily driven by lower asset impairment charges as a percentage of total net revenues (approximately 150 basis points and 110 basis points, respectively) and increased sales leverage (approximately 120 basis points and 130 basis points, respectively).

The above variances contributed to an overall increase in operating margin of 200 basis points and 520 basis points for the third quarter and the first three quarters of fiscal 2011, respectively. Considering the impact from all line items, the primary drivers for the increase in operating margin for both the third quarter and the first three quarters of fiscal 2011 were increased sales leverage (approximately 240 basis points and 320 basis points, respectively) and lower asset impairment charges (approximately 150 basis points and 140 basis points, respectively). Also contributing to the increase in margin for the first three quarters of fiscal 2011 was the absence of restructuring charges (approximately 120 basis points). These increases were partially offset by higher commodity costs (approximately 150 basis points for the third quarter and 110 basis points for the first three quarters), primarily driven by increased coffee costs.

Global Consumer Products Group

	Quarter Ended				Three Quarters Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
			% of CPG Net Revenues				% of CPG Net Revenues
Total net revenues	$218.4	$174.3			$618.3	$506.1
Cost of sales	128.8	94.2	59.0%	54.0%	351.1	274.2	56.8%	54.2%
Other operating expenses	38.7	38.5	17.7	22.1	106.4	82.7	17.2%	16.3%
Depreciation and amortization expenses	0.5	0.9	0.2	0.5	1.9	2.9	0.3	0.6
General and administrative expenses	4.0	3.5	1.8	2.0	10.5	8.6	1.7	1.7

Total operating expenses	172.0	137.1	78.8	78.7	469.9	368.4	76.0	72.8
Income from equity investees	19.6	17.7	9.0	10.2	48.5	44.6	7.8	8.8

Operating income	$66.0	$54.9	30.2%	31.5%	$196.9	$182.3	31.8%	36.0%

Total CPG net revenues for the third quarter of fiscal 2011 increased 25%, or $44 million. Total CPG net revenues for the first three quarters of fiscal 2011 increased 22%, or $112 million. These increases were primarily due to the impact of recognizing revenue from packaged coffee and tea sales under the direct distribution model (approximately $27 million for the third quarter and $54 million for the first three quarters). Also contributing to the increase in revenues for the first three quarters of fiscal 2011 was the expansion of Starbucks VIA® Ready Brew (approximately $21 million) and increased foodservice sales (approximately $20 million).

Operating margin decreased 130 basis points and 420 basis points for the third quarter and the first three quarters of fiscal 2011, respectively. These decreases were primarily due to increased commodity costs (approximately 1,000 basis points for the third quarter and 570 basis points for the first three quarters), driven by higher coffee costs. These decreases were partially offset by decreased marketing expenses related to Starbucks VIA® Ready Brew when compared to the prior-year period (approximately 800 basis points for the third quarter and 310 basis points for the first three quarters).

Other

	Quarter Ended			Three Quarters Ended
	July 3, 2011	June 27, 2010	% Change	July 3, 2011	June 27, 2010	% Change
Total net revenues	$41.4	$36.2	14.4%	$133.8	$106.8	25.3%
Cost of sales	25.9	20.5	26.3	75.1	62.3	20.5
Other operating expenses	23.8	8.6	176.7	78.1	25.5	206.3
Depreciation and amortization expenses	15.7	11.8	33.1	40.9	35.2	16.2
General and administrative expenses	98.2	70.3	39.7	299.9	233.2	28.6

Total operating expenses	163.6	111.2	47.1	494.0	356.2	38.7
Income/(loss) from equity investees	(0.6)	(0.4)	50.0	(1.5)	(1.4)	7.1

Operating loss	$(122.8)	$(75.4)	62.9%	$(361.7)	$(250.8)	44.2%

Other is comprised of the Seattle’s Best Coffee operating segment, the Digital Ventures business, and expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.

Substantially all of the net revenues in Other are generated from the Seattle’s Best Coffee operating segment. Total Other net revenues for the third quarter and the first three quarters of fiscal 2011 increased $5 million and $27 million, respectively, due to increased Seattle’s Best Coffee revenues from sales to new national accounts (approximately $5 million and $22 million, respectively).

Operating expenses increased $52 million for the third quarter and $138 million for the first three quarters of fiscal 2011. The increase was primarily due to higher general and administrative expenses (approximately $28 million for the third quarter and $67 million for the first three quarters), driven by increased salaries and benefits. Also contributing to the increase in operating expenses were increased other operating expenses (approximately $15 million for the third quarter and $53 million for the first three quarters), driven by an increase in marketing expenses for Seattle’s Best Coffee, and the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders bankruptcy in April 2011.

Fiscal Third Quarter 2011 Store Data

Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
United States:
Company-operated Stores	(8)	(9)	(16)	(37)	6,691	6,727
Licensed Stores	35	19	(158)	40	4,266	4,404

	27	10	(174)	3	10,957	11,131

International:
Company-operated Stores (1)	36	5	92	(36)	2,218	2,105
Licensed Stores (1)	92	58	242	135	3,843	3,501

	128	63	334	99	6,061	5,606

Total	155	73	160	102	17,018	16,737

(1)

International store data has been adjusted for the acquisition of store locations in Brazil in the fourth quarter of fiscal 2010, by reclassifying historical information from Licensed stores to Company-operated stores.

Financial Condition, Liquidity and Capital Resources

Investment Overview

Starbucks cash and short-term investments totaled $2.0 billion and $1.4 billion as of July 3, 2011 and October 3, 2010, respectively. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consist of US Treasury securities, commercial paper, corporate bonds and US Agency securities.

Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers. We also have investments in auction rate securities (“ARS”), all of which are classified as long-term. ARS totaling $28 million and $41 million were outstanding as of July 3, 2011 and October 3, 2010, respectively. The reduction in ARS was primarily due to $16 million in redemptions during the first three quarters of fiscal 2011, with all redemptions done at par.

Borrowing capacity

Starbucks $500 million unsecured credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of July 3, 2011 and October 3, 2010, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of July 3, 2011 and October 3, 2010, we were in compliance with each of these covenants.

Use of Cash

We expect to use our cash and short-term investments, including any potential future borrowings under the credit facility and our commercial paper program, to invest in our core businesses, including product innovations and related marketing support, and other new business opportunities related to our core businesses. We believe that future cash flows generated from operations and existing cash and short-term investments will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. We may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our equity method and cost method investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.

Other than normal operating expenses, cash requirements for the remainder of fiscal 2011 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores, systems and technology investments in stores and in the support infrastructure, and new company-operated stores. Total capital expenditures for fiscal 2011 are expected to range from $550 million to $600 million.

During the third quarter of fiscal 2011, Starbucks declared a $0.13 per share cash dividend to shareholders of record as of August 10, 2011, which will be paid on August 26, 2011. Starbucks repurchased 9.2 million shares of common stock ($322 million) during the first three quarters of fiscal 2011 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of July 3, 2011 totaled 10.9 million.

Cash Flows

Cash provided by operating activities was $1.1 billion for the first three quarters of fiscal 2011, compared to $1.4 billion for the same period in fiscal 2010. The decrease was primarily due to an increase in inventories resulting in part from higher coffee costs, partially offset by higher net earnings for the period.

Cash used by investing activities for the first three quarters of fiscal 2011 totaled $217 million, compared to $690 million for the same period in fiscal 2010. The decrease was primarily due to increased inflows from maturing investments, and a reduction in the reinvestment of cash into new investment securities, compared to the prior period. This decrease was partially offset by increased capital expenditures for remodeling and renovating existing company-operated stores, opening new retail stores and investments in information technology systems.

Cash used by financing activities for the first three quarters of fiscal 2011 totaled $367 million, compared to $140 million for the same period in fiscal 2010. The increase was primarily due to an increase in cash returned to shareholders through dividend payments and common share repurchases in fiscal 2011. The increase was partially offset by increased proceeds from the exercise of stock options and related excess tax benefits, resulting from more stock option exercises during the period.

Contractual Obligations

In response to recent trends in coffee prices, during the third quarter of fiscal 2011 we increased purchase volumes under fixed price purchase commitments for green coffee. Total purchase obligations increased approximately $316 million from October 3, 2010 due to these purchase commitments, for which substantially all payments are due in less than one year. There have been no other material changes during the period covered by this 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Commodity Prices, Availability and General Risk Conditions

Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high quality whole bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impact our results of operations and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details see Product Supply in Item 1 of the 10-K, as well as Risk Factors in Item 1A of the 10-K.

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

During the third quarter of fiscal 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (July 3, 2011).

We are in the process of implementing new and upgraded financial information technology systems. As a part of this effort, during the third quarter of fiscal 2011 we implemented an updated version of our existing Oracle accounting system. This update has resulted in changes to our business processes and related internal controls over financial reporting. Management has taken the necessary steps to update the design and documentation of internal control processes and procedures relating to the system update to supplement and complement existing internal controls. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On November 29, 2010, Starbucks received a notice of arbitration from Kraft, putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. Kraft denies it has materially breached the Agreement. Kraft further alleges that if Starbucks wished to terminate the Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances. The parties are now engaged in extensive discovery with an arbitration trial expected in mid- 2012.

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

Starbucks is party to various other legal proceedings arising in the ordinary course of business, including certain employment litigation cases that have been certified as class or collective actions, but, except as noted above, is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended July 3, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period(1)
April 4, 2011 — May 1, 2011	200,000	$36.45	200,000	18,001,953
May 2, 2011 — May 29, 2011	3,619,424	36.25	3,619,424	14,382,529
May 30, 2011 — July 3, 2011	3,453,073	35.58	3,453,073	10,929,456

Total	7,272,497	$35.94	7,272,497

(1)	Monthly information is presented by reference to Starbucks fiscal months during the third quarter of fiscal 2011.
(2)	Starbucks share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010, we publicly announced the authorization of 15 million shares and on November 15, 2010, we publicly announced the authorization of up to an additional 10 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended July 3, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2011

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer