Form 10-K
period 2011-10-02
STARBUCKS CORP
filed 2011-11-18
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on April 1, 2011 as reported on the NASDAQ Global Select Market was $27 billion. As of November 11, 2011, there were 745.4 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 21, 2012 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION

Form 10-K

For the Fiscal Year Ended October 2, 2011

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

General

Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in more than 50 countries. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SBUX.” We purchase and roast high-quality whole bean coffees that we sell, along with handcrafted coffee and tea beverages and a variety of fresh food items, through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and national foodservice accounts. In addition to our flagship Starbucks brand, our portfolio also includes Tazo® Tea, Seattle’s Best Coffee®, and Starbucks VIA® Ready Brew.

Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this goal, we are continuing the disciplined expansion of our store base, primarily focused on growth in countries outside of the US. In addition, by leveraging the experience gained through our traditional store model, we continue to offer consumers new coffee products in multiple forms, across new categories, and through diverse channels. Starbucks Global Responsibility strategy and commitments related to coffee and the communities we do business in, as well as our focus on being an employer of choice, are also key complements to our business strategies.

In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended October 2, 2011 (“fiscal 2011”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

Segment Financial Information

Starbucks has three reportable operating segments: United States (“US”), International, and Global Consumer Products Group (“CPG”). Our Seattle’s Best Coffee operating segment is reported in “Other” with our Digital Ventures business and unallocated corporate expenses that pertain to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. Segment revenues as a percentage of total net revenues for fiscal year 2011 were as follows: US (69%), International (22%), and CPG (7%). The Other category comprised 2% of total net revenues.

The US and International segments both include company-operated stores and licensed stores. The International segment also includes foodservice accounts primarily in Canada and the United Kingdom (“UK”). Our International segment’s largest markets, based on number of company-operated and licensed stores, are Canada, Japan and the UK. The CPG segment includes packaged coffee and tea, Starbucks VIA® Ready Brew and other branded products sold worldwide through channels such as grocery stores, warehouse clubs and convenience stores, and US foodservice accounts.

Financial information for Starbucks reportable operating segments and Other is included in Note 18 to the consolidated financial statements included in Item 8 of this 10-K.

Revenue Components

We generate our revenues through company-operated stores, licensed stores, consumer packaged goods and foodservice operations. Our consumer packaged goods and foodservice operations include packaged coffee and tea sold in grocery and warehouse club stores, licensing arrangements with business partners to use our brands on various products, and arrangements with foodservice companies that support a variety of locations outside our retail store footprint.

Company-operated and Licensed Store Summary as of October 2, 2011

	US	As a% of Total US Stores	International	As a% of Total International Stores	Total	As a% of Total Stores
Company-operated stores	6,705	62%	2,326	37%	9,031	53%
Licensed stores	4,082	38%	3,890	63%	7,972	47%

Total	10,787	100%	6,216	100%	17,003	100%

The mix of company-operated versus licensed stores in a given market will vary based on several factors, including the ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks, and the ability to leverage the support infrastructure in an existing geographic region.

Company-operated Stores

Revenue from company-operated stores accounted for 82% of total net revenues during fiscal 2011. Our retail objective is to be the leading retailer and brand of coffee in each of our target markets by selling the finest quality coffee and related products, and by providing each customer a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service as well as clean and well-maintained company-operated stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.

Our strategy for expanding our global retail business is to increase our market share in a disciplined manner, by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores, to support our long-term strategic objective to maintain Starbucks standing as one of the most recognized and respected brands in the world. Store growth in specific existing markets will vary due to many factors, including the maturity of the market.

The following is a summary of total company-operated store data for the periods indicated:

	Net Stores Opened (Closed) During the Fiscal Year Ended(1)		Stores Open as of
	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010
US	(2)	(57)	6,705	6,707
International:
Canada	37	24	836	799
United Kingdom	6	(65)	607	601
China	58	29	278	220
Germany	8	(2)	150	142
Thailand	8	2	141	133
Other	27	(3)	314	287

Total International	144	(15)	2,326	2,182

Total company-operated	142	(72)	9,031	8,889

(1)

Store openings are reported net of closures. In the US, 49 and 13 company-operated stores were opened during 2011 and 2010, respectively, and 51 and 70 stores were closed during 2011 and 2010, respectively. Internationally, 180 and 97 company-operated stores were opened during 2011 and 2010, respectively, and 36 and 112 stores were closed during 2011 and 2010, respectively.

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

Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages, a selection of premium teas, distinctively packaged roasted whole bean coffees, and a variety of Starbucks VIA® Ready Brew soluble coffees. Starbucks stores also offer a variety of fresh food items, including selections focusing on high-quality ingredients, nutritional value and great flavor. Food items include pastries, prepared breakfast and lunch sandwiches, oatmeal and salads, as well as juices and bottled water. In addition to being offered in our US and Canada stores, during fiscal 2011, we expanded our food warming program into our stores in China, with over 90% of the stores in these markets providing warm food items as of the end of fiscal 2011. A focused selection of beverage-making equipment and accessories are also sold in the stores. Each Starbucks store varies its product mix depending upon the size of the store and its location. To compliment the in-store experience, in company-operated Starbucks stores in the US, we also provide customers free access to wireless internet.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Beverages	75%	75%	76%
Food	19%	19%	18%
Whole bean and soluble coffees	4%	4%	3%
Coffee-making equipment and other merchandise	2%	2%	3%

Total	100%	100%	100%

Starbucks Card

The Starbucks Card program is designed to increase customer loyalty and the frequency of store visits by registered cardholders. Starbucks customers in the US can earn free beverages through the My Starbucks Rewards® program. Gold Level members earn a free drink after fifteen purchases at participating Starbucks stores. Members also receive free select syrups, milk options and refills on tea or brewed coffee during a store visit. Starbucks Cards are accepted at all company-operated and most licensed stores in North America. The cards are also accepted at a number of international locations.

Licensed Stores

Product sales to and royalty and license fee revenues from US and International licensed stores accounted for 9% of total revenues in fiscal 2011. In our licensed store operations, we leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we receive royalties and license fees and sell coffee, tea and related products for resale in licensed locations. Employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. For our Seattle’s Best Coffee brand, we use various forms of licensing, including traditional franchising.

Starbucks total licensed stores by region and country as of October 2, 2011 are as follows:

Asia Pacific		Europe/Middle East/Africa		Americas
Japan	935	Turkey	153	US	4,082
South Korea	367	UK	128	Mexico	318
Taiwan	249	United Arab Emirates	94	Canada	284
China	218	Spain	75	Other	92
Philippines	183	Kuwait	67
Malaysia	121	Saudi Arabia	65
Hong Kong	117	Greece	59
Indonesia	109	Russia	52
New Zealand	35	Other	169

Total	2,334	Total	862	Total	4,776

In the US, 215 and 166 licensed stores were opened during 2011 and 2010, respectively, and 557 and 106 licensed stores were closed during 2011 and 2010, respectively. The 557 licensed stores that were closed in the US during fiscal 2011 include 475 Seattle’s Best Coffee locations in Borders Bookstores. Internationally, 455 and 335 licensed stores were opened during 2011 and 2010, respectively, and 110 and 100 licensed stores were closed during 2011 and 2010, respectively.

Consumer Packaged Goods

Consumer packaged goods includes both domestic and international sales of packaged coffee and tea to grocery and warehouse club stores. It also includes revenues from product sales to and licensing revenues from manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements. Revenues from sales of packaged coffee and tea comprised 4% of total net revenues in fiscal 2011. In prior years through the first several months of fiscal 2011, we sold a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the US and to grocery stores in Canada, the UK and other European countries through a distribution arrangement with Kraft Foods Global, Inc. Kraft managed the distribution, marketing, advertising and promotion of these products as a part of that arrangement. During fiscal 2011, we successfully transitioned these businesses, including the marketing, advertising, and promotion of these products, from our previous distribution arrangement with Kraft and began selling these products directly to the grocery and warehouse club stores. We also sell packaged coffee and tea directly to warehouse club stores in international markets.

Revenues from licensing our branded products accounted for 1% of total net revenues in fiscal 2011. We license the rights to produce and market Starbucks and Seattle’s Best Coffee branded products through several partnerships both domestically and internationally. We also sell ingredients to these licensees to manufacturer our branded products. Significant licensing agreements include:

•

The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company in which Starbucks is a 50% equity investor, manufactures and markets ready-to-drink beverages, including bottled Frappuccino® beverages and Starbucks DoubleShot® espresso drink and Seattle’s Best Coffee® ready-to-drink espresso beverages in the US and Canada;

•

licensing agreements with Arla, Suntory, and Dong Suh Foods for the manufacturing, marketing and distribution of Starbucks Discoveries®, a ready-to-drink chilled cup coffee beverage, in Europe, Japan and South Korea, respectively;

•	a licensing agreement with a partnership formed by Unilever and Pepsi-Cola Company for the manufacturing, marketing and distribution of Starbucks super-premium Tazo® Tea beverages in the US; and

•	a licensing agreement with Unilever for the manufacturing, marketing and distribution of Starbucks® super-premium ice cream products in the US.

Foodservice

Revenues from foodservice accounts comprised 4% of total net revenues in fiscal 2011. We sell Starbucks® and Seattle’s Best Coffee® whole bean and ground coffees, a selection of premium Tazo® teas, Starbucks VIA® Ready Brew, and other related products to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. We also sell our Seattle’s Best Coffee® through arrangements with national accounts. The majority of the sales in this channel come through national broadline distribution networks with SYSCO Corporation, US FoodserviceTM, and other distributors.

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

The price of coffee is subject to significant volatility. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a premium above the “C” coffee commodity coffee price. Both the premium and the commodity price depend upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. Price is also impacted by trading activities in the arabica coffee futures market, including hedge funds and commodity index funds. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.

We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to select a date on which to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. As of October 2, 2011, we had a total of $1.0 billion in purchase commitments, of which $193 million represented the estimated cost of price-to-be-fixed contracts. All price-to-be-fixed contracts as of October 2, 2011 were at the Company’s option to fix the base “C” coffee commodity price component. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2012.

We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.

To help ensure sustainability and future supply of high-quality green coffees and to reinforce our leadership role in the coffee industry, Starbucks operates Farmer Support Centers in Costa Rica and Rwanda, among other locations. The Farmer Support Centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields.

In addition to coffee, we also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Our highest volumes of dairy purchases are in the US, Canada and the UK. For these markets, we purchase substantially all of our fluid milk requirements from seven dairy suppliers. We believe, based on relationships established with these suppliers, that the risk of non-delivery of sufficient fluid milk to support these retail businesses is remote.

Products other than whole bean coffees and coffee beverages sold in Starbucks stores are obtained through a number of different channels. Beverage ingredients other than coffee and milk, including leaf teas as well as our selection of ready-to-drink beverages, are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as fresh pastries, breakfast sandwiches and lunch items, are purchased from national, regional and local sources. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail stores as well as our manufacturing and distribution operations. We believe, based on relationships established with these suppliers and manufacturers, that the risk of non-delivery is remote.

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

Patents, Trademarks, Copyrights and Domain Names

Starbucks owns and has applied to register numerous trademarks and service marks in the US and in many additional countries throughout the world. Some of our trademarks, including Starbucks, the Starbucks logo, Seattle’s Best Coffee, Frappuccino, Starbucks VIA and Tazo are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com”, “Starbucks.net”, and “Seattlesbest.com.”

Research and Development

Our research and development teams are responsible for the technical development of food and beverage products and new equipment. We spent approximately $15 million, $9 million and $7 million during fiscal 2011, 2010 and 2009, respectively, on technical research and development activities, in addition to customary product testing and product and process improvements in all areas of our business.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. Cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Cards are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results can also be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees

Starbucks employed approximately 149,000 people worldwide as of October 2, 2011. In the US, Starbucks employed approximately 112,000 people, with 106,000 in company-operated stores and the remainder in support facilities, store development, and roasting and warehousing operations. Approximately 37,000 employees were employed outside of the US, with 35,000 in company-operated stores and the remainder in regional support facilities and roasting and warehousing operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.

Executive officers of the registrant

Name	Age	Position
Howard Schultz	58	chairman, president and chief executive officer
Cliff Burrows	52	president, Starbucks Coffee Americas and US
John Culver	51	president, Starbucks Coffee China and Asia Pacific
Jeff Hansberry	47	president, Channel Development and president, Seattle’s Best Coffee
Michelle Gass	43	president, Starbucks Coffee EMEA
Troy Alstead	48	chief financial officer and chief administrative officer
Paula E. Boggs	52	executive vice president, general counsel and secretary

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

Cliff Burrows joined Starbucks in April 2001 and has served as president, Starbucks Coffee Americas and US since October 2011. From March 2008 to October 2011, Mr. Burrows served as president, Starbucks Coffee US. He served as president, Europe, Middle East and Africa (EMEA) from April 2006 to March 2008. He served as vice president and managing director, UK prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and house wares retailer.

John Culver joined Starbucks in August 2002 and has served as president, Starbucks Coffee China and Asia Pacific since October 2011. From December 2009 to October 2011, he served as president, Starbucks Coffee International. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007.

Jeff Hansberry joined Starbucks in June 2010 and has served as president, Channel Development, which includes CPG, and president, Seattle’s Best Coffee since October 2011. From June 2010 to October 2011, he served as president, Global Consumer Products and Foodservice. Prior to joining Starbucks, Mr. Hansberry served as vice president and general manager, Popular BU for E. & J. Gallo Winery, a family-owned winery, from November 2008 to May 2010. From September 2007 to November 2008, Mr. Hansberry served as vice president and general manager, Value BU, and from April 2005 to August 2007, he served as vice president and general manager Asia, for E. & J. Gallo Winery. Prior to E. & J. Gallo, Mr. Hansberry held various positions with Procter & Gamble.

Michelle Gass joined Starbucks in 1996 and has served as president, Starbucks Coffee EMEA since October 2011. From September 2009 to October 2011, she served as president, Seattle’s Best Coffee. Ms. Gass served as senior vice president, Marketing and Category from July 2008 to November 2008, and then as executive vice president, Marketing and Category from December 2008 to September 2009. Ms. Gass previously served as senior vice president, Global Strategy, Office of the ceo from January 2008 to July 2008, senior vice president, Global Product and Brand from August 2007 to January 2008, senior vice president, and U.S. Category Management from May 2004 to August 2007. Ms. Gass served in a number of other positions with Starbucks prior to 2004.

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

Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors set forth below could adversely impact our business, financial condition and/or results of operations:

•	lower customer traffic or average value per transaction, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	customers trading down to lower priced products within Starbucks, and/or shifting to competitors with lower priced products;

•	lack of customer acceptance of new products or price increases necessary to cover costs of new products and/or higher input costs;

•	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending;

•	declines in general consumer demand for specialty coffee products; or

•	adverse impacts resulting from negative publicity regarding our business practices or the health effects of consuming our products;

•	cost increases that are either wholly or partially beyond our control, such as:

•	commodity costs for commodities that can only be partially hedged, such as fluid milk, and high quality arabica coffee;

•	labor costs such as increased health care costs, general market wage levels and workers’ compensation insurance costs;

•	adverse outcomes of current or future litigation; or

•	construction costs associated with new store openings;

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

•	the degree to which we enter into, maintain, develop, and are able to negotiate appropriate terms and conditions, and enforce, commercial and other agreements;

•	the impact on our business due to labor discord, war, terrorism (including incidents targeting us), political instability and natural disasters; and

•	deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing.

•	Economic conditions in the US and certain International markets could adversely affect our business and financial results.

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macro-economic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. Any resulting decreases in customer traffic and/or average value per transaction will negatively impact our financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

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

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include:

•

successfully leveraging Starbucks brand portfolio outside the company-operated store base, including our increased focus on international licensed stores, Starbucks- and Tazo-branded Keurig® K-Cup® portion packs coffees and teas, Starbucks VIA® Ready Brew, and the Seattle’s Best Coffee brand;

•	focusing on relevant product innovation and profitable new growth platforms;

•	accelerating the growth of our global consumer products business now that we have transitioned from our distribution arrangement with Kraft Foods Global, Inc.;

•	balancing disciplined global store growth while meeting target store-level unit economics in a given market; and

•	executing a multi-channel advertising and marketing campaign to effectively communicate our message directly to Starbucks consumers and employees.

•	We face intense competition in each of our channels and markets, which could lead to reduced profitability.

The specialty coffee market is intensely competitive, including with respect to product quality, service, convenience, and price, and we face significant competition in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the US, the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could adversely affect our sales and results of operations. Similarly, continued competition from well-established competitors in our international markets could hinder growth and adversely affect our sales and results of operations in those markets. Increased competition in the US packaged coffee and tea and ready-to-drink coffee beverage markets could adversely affect the profitability of the CPG segment.

•	We are highly dependent on the financial performance of our US operating segment.

Our financial performance is highly dependent on our US operating segment, as it comprised approximately two thirds of consolidated total net revenues in fiscal 2011. If revenue trends slow or decline our business and financial results could be adversely affected, and because the US segment is relatively mature and produces the large majority of our operating cash flows, could result in reduced cash flows for funding the expansion of our international business and for returning cash to shareholders.

•	We are increasingly dependent on the success of our international operations in order to achieve our growth targets.

Our future growth increasingly depends on the growth and sustained profitability of our international operations. Some or all of our international market business units (“MBUs”), which we generally define by the countries in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of our international operations may be adversely affected by economic downturns in one or more of our large MBUs. In particular, our Canada, Japan, UK, and China MBUs account for a significant portion of the net revenue and earnings of our international operations and a decline in the performance of any of these MBUs could have a material adverse impact on the results of our international operations.

Additionally, some factors that will be critical to the success of international MBUs are different than those affecting our US stores and licensees. Tastes naturally vary by region, and consumers in some international markets may not embrace our products to the same extent as consumers in our US market or other international markets. Occupancy costs and store operating expenses can be higher internationally than in the US due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to US operations. Additionally, our international joint venture partners or licensees may face capital constraints or other factors that may limit the speed at which they are able to expand and develop in a certain market.

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

•	import or other business licensing requirements;

•	the enforceability of intellectual property and contract rights;

•	limitations on the repatriation of funds and foreign currency exchange restrictions due to current or new US and international regulations;

•	in developing economies, the growth rate in the portion of the population achieving targeted levels of disposable income may not be as fast as we forecast;

•

difficulty in staffing, developing and managing foreign operations and supply chain logistics, including ensuring the consistency of product quality and service, due to distance, language and cultural differences;

•	local laws that make it more expensive and complex to negotiate with, retain or terminate employees; and

•

delays in store openings for reasons beyond our control, competition with locally relevant competitors or a lack of desirable real estate locations available for lease at reasonable rates, any of which could keep us from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share.

Moreover, many of the foregoing risks are particularly acute in developing countries, which are important to our long-term growth prospects.

•

Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility and, over the last two years, the base “C” coffee commodity price has increased markedly. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.

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

We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience and for our corporate social responsibility programs. The Starbucks brand has been highly rated in several global brand value studies. To be successful in the future, particularly outside of US, where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Even isolated business incidents that erode consumer trust, such as contaminated food or privacy breaches particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value. Consumer demand for our products and our brand equity could diminish significantly if we or our licensees fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner or fail to deliver a consistently positive consumer experience in each of our markets.

•	Our business depends in large part on the success of our business partners and suppliers, and our brand and reputation may be harmed by actions taken by third parties that are outside of our control.

Our business strategy, including our plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of business partners, and licensee and partnership relationships, particularly in our international markets. Licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our licensees as they do from us and we strive to ensure customers have the same experience whether they visit a company-operated or licensed store. Any shortcoming of a Starbucks business partner, particularly an issue affecting the quality of the service experience,the safety of beverages or food or compliance with laws and regulations, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations.

Our food and beverage products, are sourced from a wide variety of domestic and international business partners in our supply chain operations. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the US. A vendor or supplier’s failure to meet our standards, provide products in a timely and efficient manner, and comply with applicable laws is beyond our control. These issues could negatively impact our business and profitability.

•	Failure to meet market expectations for our financial performance will likely adversely affect the market price and volatility of our stock.

Failure to meet market expectations going forward, particularly with respect to operating margins, earnings per share, comparable store sales, operating cash flows, and net revenues, will likely result in a decline and/or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.

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

•

Adverse public or medical opinions about the health effects of consuming our products, as well as reports of incidents involving food-borne illnesses, food tampering or food contamination, whether or not accurate, could harm our business.

Some of our products contain caffeine, dairy products, sugar and other active compounds, the health effects of which are the subject of public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other active compounds can lead to a variety of adverse health effects. Particularly in the US, there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products.

Similarly, instances or reports, whether true or not, of unclean water supply, food-borne illnesses, food tampering and food contamination, either during manufacturing, packaging or preparation, have in the past severely injured the reputations of companies in the food processing, grocery and quick-service restaurant sectors and could affect us as well. Any report linking us to the use of unclean water, food-borne illnesses, food tampering or food contamination could damage our brand value and severely hurt sales of our beverages and food products, and possibly lead to product liability claims, litigation (including class actions) or damages. Clean water is critical to the preparation of coffee and tea beverages and our ability to ensure a clean water supply to our stores can be limited, particularly in some international locations. If customers become ill from food-borne illnesses, tampering or contamination, we could also be forced to temporarily close some stores. In addition, instances of food-borne illnesses, food tampering or food contamination, even those occurring solely at the restaurants or stores of competitors, could, by resulting in negative publicity about the foodservice industry, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our stores, as well adverse results of claims or litigation, could materially harm our business and results of operations.

•	A regional or global health pandemic could severely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. Customers might avoid public gathering places, such as our stores, in the event of a health pandemic, and governments might limit or ban public gatherings to halt or delay the spread of disease. There is also a risk of customer contamination from being served food or beverage by an employee who has been infected with the disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in the supply chain and by causing staffing shortages in our stores. The impact of a health pandemic on us might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale, use or license of their products and services.

•

Effectively managing growth both in our retail store business and our global consumer products business is challenging and places significant strain on our management and employees and our operational, financial, and other resources.

Effectively managing growth can be challenging, particularly as we continue to expand into new channels outside the retail store model, increase our focus on our global consumer products business, and expand into new markets internationally where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high quality raw materials, to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience.

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

We rely heavily on information technology systems across our operations, including for management of our supply chain, point-of-sale processing in our stores, Starbucks Cards, online business and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, and significant capital investments could be required to remediate the problem. Security breaches of our employees or customer private data could also adversely impact our reputation, and could result in litigation against us or the imposition of penalties,

•	Failure to comply with applicable laws and regulations could harm our business and financial results.

Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable trade, labor, privacy, food, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional legal and regulatory requirements, our ongoing expansion into new markets and new channels, together with the fact that foreign laws occasionally conflict with domestic laws. Failure to comply with the various laws and regulations as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in damage to our reputation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The significant properties used by Starbucks in connection with its roasting and distribution operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Owned or Leased	Purpose
Auburn, WA	351,000	Leased	Warehouse and distribution
Kent, WA	332,000	Owned	Roasting and distribution
Renton, WA	125,000	Leased	Warehouse
York County, PA	450,000	Owned	Roasting and distribution
York County, PA	298,000	Owned	Warehouse
Carson Valley, NV	360,000	Owned	Roasting and distribution
Carson Valley, NV	24,000	Leased	Warehouse
Sandy Run, SC	117,000	Owned	Roasting and distribution
Portland, OR	68,000	Leased	Warehouse
Atlanta, GA	32,000	Leased	Warehouse and distribution
Basildon, United Kingdom	142,000	Leased	Warehouse and distribution
Amsterdam, Netherlands	97,000	Leased	Roasting and distribution

We lease approximately one million square feet of office space in Seattle, Washington for corporate administrative purposes. On August 8, 2011, we completed the sale of two commercial buildings located in Seattle, Washington, a 205,000 square foot office building and an adjacent 285,000 square foot office building.

As of October 2, 2011, Starbucks had more than 9,000 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage.

Item 3.	Legal Proceedings

In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (“Kraft”) that we were discontinuing our distribution arrangement with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defined the main distribution arrangement between the parties. Through our arrangement with Kraft, Starbucks sold a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft managed the distribution, marketing, advertising and promotion of these products.

Kraft denies it has materially breached the Agreement. On November 29, 2010, Starbucks received a notice of arbitration from Kraft putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. In addition to denying it materially breached the Agreement, Kraft further alleges that if Starbucks wished to terminate the Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances. The parties are now engaged in extensive discovery with an arbitration trial expected in mid- 2012.

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

While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks in the arbitration or to resolve the matter. At this time, the Company is unable to estimate the range of possible outcomes with respect to the arbitration as we have not received any statement or articulation of damages from Kraft nor have we estimated the damages to Starbucks caused by Kraft’s breaches. Information in this regard will be provided during the discovery process and is currently expected to be available in late March or early April 2012. And, although Kraft disclosed to the press and in federal court filings a $750 million offer Starbucks made to Kraft in August 2010 to avoid litigation and ensure a smooth transition of the business, the figure is not a proper basis upon which to estimate a possible outcome of the arbitration but was based upon facts and circumstances at the time. Kraft rejected the offer immediately and did not provide a counter-offer, effectively ending the discussions between the parties with regard to any payment. Moreover, the offer was made prior to our investigation of Kraft’s breaches and without consideration of Kraft’s continuing failure to comply with material terms of the agreements.

Starbucks is party to various other legal proceedings arising in the ordinary course of business, including certain employment litigation cases that have been certified as class or collective actions, but, except as noted above, is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

MARKET INFORMATION AND DIVIDEND POLICY

Starbucks common stock is traded on NASDAQ, under the symbol “SBUX.”

The following table shows the quarterly high and low sale prices per share of Starbucks common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated:

	High	Low	Cash Dividends Declared
2011:
Fourth Quarter	$42.00	$33.72	$0.17
Third Quarter	40.26	34.61	0.13
Second Quarter	38.21	30.75	0.13
First Quarter	33.15	25.37	0.13
2010:
Fourth Quarter	$27.08	$22.50	$0.13
Third Quarter	28.50	23.95	0.13
Second Quarter	26.00	21.26	0.10
First Quarter	23.80	18.69	0.00

As of November 11, 2011, we had approximately 21,900 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, and other such factors that the Board of Directors considers relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding repurchases of our common stock during the quarter ended October 2, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period(1)
July 4, 2011 — July 31, 2011	0	$0	0	10,929,456
August 1, 2011 — August 28, 2011	5,454,600	35.86	5,454,600	5,474,856
August 29, 2011 — October 2, 2011	1,028,600	37.41	1,028,600	24,446,256

Total	6,483,200	$36.10	6,483,200

(1)	Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2011.

(2)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of up to an additional 15 million shares, on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares and on November 3, 2011 we publicly announced the authorization of up to an additional 20 million shares. These authorizations have no expiration date.

Performance Comparison Graph

The following graph depicts the total return to shareholders from October 1, 2006 through October 2, 2011, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of October 1, 2006, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	10/1/06	9/30/07	9/28/08	9/27/09	10/3/10	10/2/11
Starbucks Corporation	$100.00	$76.95	$43.94	$58.24	$76.89	$112.30
S&P 500	$100.00	$116.44	$90.85	$84.58	$93.17	$94.24
NASDAQ Composite	$100.00	$121.84	$92.48	$96.08	$108.39	$110.99
S&P Consumer Discretionary	$100.00	$106.33	$82.51	$82.46	$101.94	$108.24

Item 6.	Selected Financial Data

In millions, except earnings per share and store information

The following selected financial data are derived from the consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the consolidated financial statements and notes.

As of and for the Fiscal Year Ended(1)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)	Sep 28, 2008 (52 Wks)	Sep 30, 2007 (52 Wks)

RESULTS OF OPERATIONS
Net revenues:
Company-operated stores	$9,632.4	$8,963.5	$8,180.1	$8,771.9	$7,998.3
Licensed stores(2)	1,007.5	875.2	795.0	779.0	660.0
CPG, foodservice and other(2)	1,060.5	868.7	799.5	832.1	753.2

Total net revenues	$11,700.4	$10,707.4	$9,774.6	$10,383.0	$9,411.5

Operating income(3)	$1,728.5	$1,419.4	$562.0	$503.9	$1,053.9
Net earnings including noncontrolling interests	1,248.0	948.3	391.5	311.7	673.7
Net earnings (loss) attributable to noncontrolling interests	2.3	2.7	0.7	(3.8)	1.1
Net earnings attributable to Starbucks	1,245.7	945.6	390.8	315.5	672.6
EPS — diluted	1.62	1.24	0.52	0.43	0.87
Cash dividends declared per share	0.56	0.36	0.00	0.00	0.00
Net cash provided by operating activities	1,612.4	1,704.9	1,389.0	1,258.7	1,331.2
Capital expenditures (additions to property, plant and equipment)	531.9	440.7	445.6	984.5	1,080.3
BALANCE SHEET
Total assets	$7,360.4	$6,385.9	$5,576.8	$5,672.6	$5,343.9
Short-term borrowings	0.0	0.0	0.0	713.0	710.3
Long-term debt (including current portion)	549.5	549.4	549.5	550.3	550.9
Shareholders’ equity	4,384.9	3,674.7	3,045.7	2,490.9	2,284.1
STORE INFORMATION
Percentage change in comparable store sales(4)
United States	8%	7%	(6)%	(5)%	4%
International	5%	6%	(2)%	2%	7%
Consolidated	8%	7%	(6)%	(3)%	5%
Net stores opened (closed) during the year:
United States
Company — operated stores	(2)	(57)	(474)	445	1,065
Licensed stores(5)	(342)	60	35	438	723
International(6)
Company — operated stores	144	(16)	105	262	310
Licensed stores	345	236	289	524	473

Total	145	223	(45)	1,669	2,571

Stores open at year end:
United States
Company-operated stores	6,705	6,707	6,764	7,238	6,793
Licensed stores	4,082	4,424	4,364	4,329	3,891
International(6)
Company-operated stores	2,326	2,182	2,198	2,093	1,831
Licensed stores	3,890	3,545	3,309	3,020	2,496

Total	17,003	16,858	16,635	16,680	15,011

(1)	Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2010 included 53 weeks with the 53rd week falling in our fourth fiscal quarter.

(2)

Includes the revenue reclassification described in Note 1. For fiscal years 2010, 2009, 2008, and 2007, we reclassified $465.7 million, $427.3 million, $392.6 million, and $366.3 million, respectively, from the previously named “Licensing” revenue to “CPG, foodservice and other” revenue.

(3)	Fiscal 2010, 2009, and 2008 results include pretax restructuring charges of $53.0 million, $332.4 million, and $266.9 million, respectively.

(4)

Includes only Starbucks company-operated stores open 13 months or longer. For fiscal year 2010, comparable store sales percentages were calculated excluding the 53rd week. Comparable store sales attributable to our International segment exclude the effect of fluctuations in foreign currency exchange rates.

(5)	Includes the closure of 475 licensed Seattle’s Best Coffee locations in Borders Bookstores during fiscal 2011.

(6)

International store data has been adjusted for the acquisition of store locations in Austria and Switzerland in Q4 fiscal 2011 by reclassifying historical information from licensed stores to company-operated stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2010 included 53 weeks with the 53rd week falling in the fourth fiscal quarter. The fiscal years ended on October 2, 2011 and September 27, 2009 both included 52 weeks. Comparable store sales percentages for fiscal 2010 are calculated excluding the 53rd week. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

Financial Highlights

•

Consolidated operating income was $1.7 billion for fiscal 2011 compared to $1.4 billion in fiscal 2010 and operating margin increased to 14.8% compared to 13.3% in fiscal 2010. The operating margin expansion was driven by increased sales leverage, partially offset by higher commodity costs. Comparable store sales growth at company-operated stores was 8% in fiscal 2011 compared to 7% in fiscal 2010.

•

EPS for fiscal 2011 was $1.62, compared to EPS of $1.24 reported in fiscal 2010, with the increase driven by the improved sales leverage and certain gains recorded in the fourth quarter of fiscal 2011. We recognized a gain from a fair market value adjustment resulting from the acquisition of the remaining ownership interest in our joint venture in Switzerland and Austria as well as a gain on the sale of corporate real estate. These gains contributed approximately $0.10 to EPS in fiscal 2011.

•

Cash flow from operations was $1.6 billion in fiscal 2011 compared to $1.7 billion in fiscal 2010. Capital expenditures were approximately $532 million in fiscal 2011 compared to $440 million in fiscal 2010. Available operating cash flow after capital expenditures during fiscal 2011 was directed at returning approximately $945 million of cash to our shareholders via share repurchases and dividends.

Overview

Starbucks results for fiscal 2011 reflect the strength and resiliency of our business model, the global power of our brand and the talent and dedication of our employees. Our business has performed well this year despite significant headwinds from commodity costs and a continuingly challenging consumer environment. Strong global comparable stores sales growth of 8% for the full year (US 8% and International 5%) drove increased sales leverage and resulted in higher operating margins and net earnings. This helped mitigate the impact of higher commodity costs, which negatively impacted EPS by approximately $0.20 per share for the year, equivalent to approximately 220 basis points of operating margin. Most of the commodity pressure was related to coffee, with dairy, cocoa, sugar and fuel accounting for the rest.

Our US business continued its strong momentum and contributed 69% of total net revenues in fiscal 2011. We saw benefits from a variety of initiatives including our loyalty program, innovative products such as our Starbucks Petites® platform and other new food and beverage options. We also continued to refine our store efficiency efforts, including the rollout of our new point-of-sale and inventory management systems in our company-operated stores. The combination of these efforts resulted in strong comparable store sales of 8%, which translated to an increase in sales leverage, which more than offset the effect of higher commodity costs.

Our international portfolio, which contributed 22% of total net revenues in fiscal 2011, continues to improve, with an operating margin of 13% for the year. We continue to leverage the valuable lessons learned from the turnaround of our US business, and continue to make progress on scaling the infrastructure of this segment. We are aggressively pursuing the profitable expansion opportunities that exist outside the US, including disciplined growth and scale in our more mature markets, and faster expansion in key emerging markets like China.

Our global consumer products group (“CPG”) represents another important profitable growth opportunity for us. During the second quarter, we successfully transitioned our packaged coffee and tea businesses to an in-house direct model, away from the previous distribution arrangement. This model now gives us total control over the sell-in and distribution to retailers of these products. We also aggressively pursued the opportunities beyond our more traditional store experience to offer consumers new coffee and other products in multiple forms, across new categories, and through diverse channels, leveraging our strong brand and established retail store base. Examples include the ongoing global expansion of our successful Starbucks VIA® Ready Brew product and Starbucks- and Tazo-branded K-Cup® portion packs which were added to the lineup at the start of fiscal 2012. CPG contributed 7% of total net revenues in fiscal 2011.

Looking toward the future, we recently announced a reorganization of our leadership structure that took effect at the beginning of fiscal 2012. The new structure will enable us to accelerate our global, multi-brand, multi-channel strategy, and to leverage the talent, experience and expertise resident in our senior leadership team. In this new structure, one president will oversee all operations within each of three distinct regions with responsibility for the performance of company-operated stores, as well as for working with licensed and joint-venture business partners in each market within their respective region. The region president will also be responsible for working with Starbucks Global Consumer Products and Foodservice teams to further develop those businesses and execute against our growth plan within the region. The three new regions will be 1) Americas, inclusive of the US, Canada, and Latin America, 2) China and Asia Pacific, and 3) Europe, Middle East, and Africa, collectively referred to as the EMEA region.

Fiscal 2012 — The View Ahead

For fiscal year 2012, we expect moderate revenue growth driven by mid single-digit increased comparable store sales, new store openings and strong growth in the CPG business. Licensed stores will comprise between one-half and two-thirds of new store openings in the Americas, EMEA and China and Asia Pacific regions.

We expect modest consolidated operating margin and EPS improvement compared to fiscal 2011, given our current revenue expectations, along with ongoing spend related to our expanding CPG in-house direct distribution model and higher commodity costs.

We expect increased capital expenditures in fiscal 2012 compared to fiscal 2011, reflecting additional investments in store renovations and in manufacturing capacity.

Operating Segment Overview

Through the end of fiscal 2011, Starbucks had three reportable operating segments: US, International, and CPG. Our Seattle’s Best Coffee operating segment is reported in “Other,” along with our Digital Ventures business and unallocated corporate expenses that pertain to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.

The US and International segments both include company-operated stores and licensed retail stores. Licensed stores generally have a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in its share of costs as these are primarily borne by the licensee. The International segment has a higher relative share of licensed stores versus company-operated stores compared to the US segment; however, the US segment has been operating significantly longer than the International segment and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the more mature US segment has significantly more stores, and higher total revenues than the International segment. Average sales per store are also higher in the US due to various factors including length of time in market and local income levels. Further, certain market costs, particularly occupancy costs, are lower in the US segment compared to the average for the International segment, which comprise a more diverse group of operations. As a result of the relative strength of the brand in the US segment, the number of stores, the higher unit volumes, and the lower market costs, the US segment, despite its higher relative percentage of company-operated stores, has a higher operating margin than the less-developed International segment.

Starbucks International store base continues to expand and we continue to focus on achieving sustainable growth from established international markets while at the same time investing in emerging markets, such as China. Newer international markets require a more extensive support organization, relative to the current levels of revenue and operating income.

The CPG and Seattle’s Best Coffee segments include packaged coffee and tea and other branded products operations worldwide, as well as the US foodservice business. In prior years through the first several months of fiscal 2011, we sold a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the US and to grocery stores in Canada, the UK and other European countries through a distribution arrangement with Kraft Foods Global, Inc. Kraft managed the distribution, marketing, advertising and promotion of these products as a part of that arrangement. Beginning in the second quarter of fiscal 2011, we successfully transitioned these businesses including the marketing, advertising, and promotion of these products, from our previous distribution arrangement with Kraft and began selling these products directly to the grocery and warehouse club stores. Our CPG segment also includes ready-to-drink beverages, which are primarily manufactured and distributed through The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company. The proportionate share of the results of the joint venture is included, on a net basis, in income from equity investees on the consolidated statements of earnings. The US foodservice business sells coffee and other related products to institutional foodservice companies with the majority of its sales through national broad-line distribution networks. The CPG segment reflects relatively lower revenues, a modest cost structure, and a resulting higher operating margin, compared to the other two reporting segments, which consist primarily of retail stores.

Acquisitions

See Note 17 to the consolidated financial statements in this 10-K.

RESULTS OF OPERATIONS — FISCAL 2011 COMPARED TO FISCAL 2010

Consolidated results of operations (in millions):

Revenues

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	% Change	Oct 2, 2011	Oct 3, 2010

				% of Total Net
				Revenues
Net revenues:
Company-operated stores	$9,632.4	$8,963.5	7.5%	82.3%	83.7%
Licensed stores	1,007.5	875.2	15.1%	8.6%	8.2%
CPG, foodservice and other	1,060.5	868.7	22.1%	9.1%	8.1%

Total net revenues	$11,700.4	$10,707.4	9.3%	100.0%	100.0%

Consolidated net revenues were $11.7 billion for fiscal 2011, an increase of 9%, or $993 million over fiscal 2010. The increase was primarily due to an increase in company-operated retail revenues driven by an 8% increase in global comparable stores sales (contributing approximately $672 million). The increase in comparable store sales was due to a 6% increase in number of transactions (contributing approximately $499 million) and a 2% increase in average value per transaction (contributing approximately $173 million). Also contributing to the increase in total net revenues was favorable foreign currency translation (approximately $126 million) resulting from a weakening of the US dollar relative to foreign currencies and an increase in licensed stores revenues (approximately $106 million). This increase was partially offset by the impact of the extra week in fiscal 2010 (approximately $207 million).

Operating Expenses

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			% of Total Net
			Revenues
Cost of sales including occupancy costs	$4,949.3	$4,458.6	42.3%	41.6%
Store operating expenses	3,665.1	3,551.4	31.3%	33.2%
Other operating expenses	402.0	293.2	3.4%	2.7%
Depreciation and amortization expenses	523.3	510.4	4.5%	4.8%
General and administrative expenses	636.1	569.5	5.4%	5.3%
Restructuring charges	0.0	53.0	0.0%	0.5%

Total operating expenses	10,175.8	9,436.1	87.0%	88.1%
Gain on sale of properties	30.2	0.0	0.3%	0.0%
Income from equity investees	173.7	148.1	1.5%	1.4%

Operating income	$1,728.5	$1,419.4	14.8%	13.3%
Supplemental ratios as a % of related revenues:
Store operating expenses			38.0%	39.6%

Cost of sales including occupancy costs as a percentage of total net revenues increased 70 basis points. The increase was primarily due to higher commodity costs (approximately 220 basis points), mainly driven by increased coffee costs. Partially offsetting this increase was lower occupancy costs as a percentage of total net revenues (approximately 70 basis points), driven by increased sales leverage.

Store operating expenses as a percentage of total net revenues decreased 190 basis points primarily due to increased sales leverage.

Other operating expenses as a percentage of total net revenues increased 70 basis points primarily due to higher expenses to support the direct distribution model for packaged coffee and tea (approximately 40 basis points) and the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders bankruptcy in April 2011 (approximately 20 basis points).

The above changes contributed to an overall increase in operating margin of 150 basis points for fiscal 2011. Considering the impact from all line items, the primary drivers for the increase in operating margin for fiscal 2011 were increased sales leverage (approximately 300 basis points), the absence of restructuring charges in the current year (approximately 50 basis points) and the gain on the sale of properties (approximately 30 basis points). These increases were partially offset by higher commodity costs (approximately 220 basis points).

Other Income and Expenses

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			% of Total Net Revenues
Operating income	$1,728.5	$1,419.4	14.8%	13.3%
Interest income and other, net	115.9	50.3	1.0%	0.5%
Interest expense	(33.3)	(32.7)	(0.3)%	(0.3)%

Earnings before income taxes	1,811.1	1,437.0	15.5%	13.4%
Income taxes	563.1	488.7	4.8%	4.6%

Net earnings including noncontrolling interests	1,248.0	948.3	10.7%	8.9%

Net earnings (loss) attributable to noncontrolling interests	2.3	2.7	0.0%	0.0%

Net earnings attributable to Starbucks	$1,245.7	$945.6	10.6%	8.8%

Effective tax rate including noncontrolling interests			31.1%	34.0%

Net interest income and other increased $66 million over the prior year. The increase primarily resulted from the gain recorded in the fourth quarter of fiscal 2011 related to our acquisition of the remaining ownership interest in our joint venture operations in Switzerland and Austria (approximately $55 million).

Income taxes for the fiscal year ended 2011 resulted in an effective tax rate of 31.1% compared to 34.0% for fiscal 2010. The lower rate in fiscal 2011 was primarily due to a benefit from the Switzerland and Austria transaction and to an increase in income in foreign jurisdictions having lower tax rates. The effective tax rate for fiscal 2012 is expected to be approximately 33%.

Operating Segments

The following tables summarize our results of operations by segment for fiscal 2011 and 2010 (in millions).

United States

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			As a % of US Total Net Revenues
Total net revenues	$8,038.0	$7,560.4	100.0%	100.0%
Cost of sales including occupancy costs	$3,093.9	$2,906.1	38.5%	38.4%
Store operating expenses	2,891.3	2,831.9	36.0%	37.5%
Other operating expenses	62.7	55.6	0.8%	0.7%
Depreciation and amortization expenses	343.8	350.7	4.3%	4.6%
General and administrative expenses	83.7	97.8	1.0%	1.3%
Restructuring charges	0.0	27.2	0.0%	0.4%

Total operating expenses	6,475.4	6,269.3	80.6%	82.9%

Operating income	$1,562.6	$1,291.1	19.4%	17.1%

Supplemental ratios as a % of related revenues:
Store operating expenses			38.8%	40.3%

Revenues

Total US net revenues for fiscal 2011 increased 6%, or $478 million. The increase was primarily due to an 8% increase in comparable store sales (contributing approximately $576 million), comprised of a 6% increase in transactions (contributing approximately $420 million), and a 2% increase in average value per transaction (contributing approximately $156 million), partially offset by the absence of the extra week in the current year (approximately $143 million).

Operating Expenses

Cost of sales including occupancy costs as a percentage of total US net revenues increased by 10 basis points over the prior year. The increase was primarily due to higher commodity costs (approximately 160 basis points) driven by increased coffee costs, mostly offset by increased sales leverage (approximately 130 basis points).

Store operating expenses as a percentage of total US net revenues decreased 150 basis points primarily due to increased sales leverage.

The above changes contributed to an overall increase in operating margin of 230 basis points for fiscal 2011. Considering the impact from all line items, the primary drivers for the increase in operating margin were increased sales leverage (approximately 360 basis points) and the absence of restructuring charges in the current year (approximately 40 basis points). These increases were partially offset by higher commodity costs (approximately 160 basis points) driven by increased coffee costs.

International

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			As a % of
			International Total Net Revenues
Total net revenues	$2,626.1	$2,288.8	100.0%	100.0%
Cost of sales including occupancy costs	$1,259.8	$1,078.2	48.0%	47.1%
Store operating expenses	773.8	719.5	29.5%	31.4%
Other operating expenses	91.9	85.7	3.5%	3.7%
Depreciation and amortization expenses	118.5	108.6	4.5%	4.7%
General and administrative expenses	132.9	126.6	5.1%	5.5%
Restructuring charges	0.0	25.8	0.0%	1.1%

Total operating expenses	2,376.9	2,144.4	90.5%	93.7%
Income from equity investees	100.5	80.8	3.8%	3.5%

Operating income	$349.7	$225.2	13.3%	9.8%

Supplemental ratios as a % of related revenues:
Store operating expenses			35.4%	37.2%

Revenues

Total International net revenues for fiscal 2011 increased 15%, or $337 million. The increases were primarily driven by foreign currency translation resulting from the weakening of the US dollar (approximately $126 million), primarily in relation to the Canadian dollar, comparable store sales of 5% (contributing approximately $96 million), and net new company-operated store openings (approximately $57 million). These increases were partially offset by the absence of the extra week in fiscal 2011 (approximately $45 million). The increase in comparable store sales was due to a 4% increase in transactions (contributing approximately $74 million), and a 1% increase in average value per transaction (contributing approximately $22 million).

Operating Expenses

Cost of sales including occupancy costs as a percentage of total International net revenues increased by 90 basis points compared to the prior year. The increase was primarily due to higher commodity costs (approximately 100 basis points), driven primarily by increased coffee costs. Partially offsetting this increase were lower occupancy costs as a percentage of total net revenues (approximately 40 basis points), primarily due to increased sales leverage.

Store operating expenses as a percentage of total International net revenues decreased 190 basis points primarily due to increased sales leverage (approximately 240 basis points) and fewer impairment charges in the current year compared to fiscal 2010 (approximately 80 basis points). These decreases were partially offset by an increase in salaries and benefits expense to support new store openings (approximately 110 basis points).

The above changes contributed to an overall increase in operating margin of 350 basis points for fiscal 2011. Considering the impact from all line items, the primary drivers for the increase in operating margin for fiscal 2011 were increased sales leverage (approximately 330 basis points), the absence of restructuring charges in the current year (approximately 110 basis points), fewer impairment charges in the current year compared to fiscal 2010 (approximately 80 basis points), partially offset by increased salaries and benefits (approximately 110 basis points) and higher commodity costs (approximately 100 basis points).

Global Consumer Products Group

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010
			As a % of CPG Total Net Revenues
Total net revenues	$860.5	$707.4	100.0%	100.0%
Cost of sales including occupancy costs	$492.5	$384.9	57.2%	54.4%
Other operating expenses	153.9	117.0	17.9%	16.5%
Depreciation and amortization expenses	2.4	3.7	0.3%	0.5%
General and administrative expenses	14.3	11.0	1.7%	1.6%

Total operating expenses	663.1	516.6	77.1%	73.0%
Income from equity investees	75.6	70.6	8.8%	10.0%

Operating income	$273.0	$261.4	31.7%	37.0%

Revenues

Total CPG net revenues for fiscal 2011 increased 22%, or $153 million. The increase was primarily due to the benefit of recognizing full revenue from packaged coffee and tea sales under the direct distribution model for the majority of the year (approximately $70 million). On March 1, 2011, we successfully transitioned to a direct distribution model from our previous distribution arrangement with Kraft for the sale of packaged Starbucks® and Seattle’s Best Coffee® coffee products in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. We successfully transitioned the Tazo® tea business to a direct distribution model in January 2011. Also contributing to the increase were improved revenues from US foodservice (approximately $26 million) and the expanded distribution of Starbucks VIA® Ready Brew in fiscal 2011 (approximately $24 million), partially offset by the extra week in fiscal 2010 (approximately $16 million).

Operating Expenses

Operating margin decreased 530 basis points over the prior year primarily due to increased commodity costs (approximately 830 basis points), driven by higher coffee costs. Partially offsetting the increase in commodity costs were the benefit of price increases (approximately 200 basis points) and lower marketing expenses for Starbucks VIA® Ready Brew in the current year (approximately 120 basis points).

Other

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	% Change
Total net revenues	$175.8	$150.8	16.6%
Cost of sales	$103.1	$89.4	15.3%
Other operating expenses	93.5	34.9	167.9%
Depreciation and amortization expenses	58.6	47.4	23.6%
General and administrative expenses	405.2	334.1	21.3%

Total operating expenses	660.4	505.8	30.6%
Gain on sale of properties	30.2	0.0	nm
Loss from equity investee	(2.4)	(3.3)	(27.3)%

Operating loss	$(456.8)	$(358.3)	27.5%

Other is comprised of the Seattle’s Best Coffee operating segment, the Digital Ventures business, and expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.

Substantially all net revenues in Other are generated from the Seattle’s Best Coffee operating segment. The increase in revenues for Seattle’s Best Coffee was primarily due to the recognition of a full year of sales to national accounts added in the latter part of fiscal 2010 as well as new accounts added during fiscal 2011(approximately $20 million). This was partially offset by the impact of the closure of the Seattle’s Best Coffee locations in Borders Bookstores.

Total operating expenses in fiscal 2011 increased 31%, or $155 million. This increase is the result of an increase of $71 million in general and administrative expenses due to higher corporate expenses to support growth initiatives and higher donations to the Starbucks Foundation. Also contributing was an increase of $59 million in other operating expenses primarily due to the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders bankruptcy in April 2011 and an increase in marketing expenses. This increase in operating expenses was partially offset by a gain on the sale of corporate real estate in fiscal 2011 (approximately $30 million).

RESULTS OF OPERATIONS — FISCAL 2010 COMPARED TO FISCAL 2009

Consolidated results of operations (in millions):

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	% Change	Oct 3, 2010	Sep 27, 2009
				% of Total Net Revenues
Net revenues:
Company-operated stores	$8,963.5	$8,180.1	9.6%	83.7%	83.7%
Licensed stores	875.2	795.0	10.1%	8.2%	8.1%
CPG, foodservice and other	868.7	799.5	8.7%	8.1%	8.2%

Total net revenues	$10,707.4	$9,774.6	9.5%	100.0%	100.0%

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

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009

			% of Total Net
			Revenues
Operating income	$1,419.4	$562.0	13.3%	5.7%
Interest income and other, net	50.3	37.0	0.5%	0.4%
Interest expense	(32.7)	(39.1)	(0.3)%	(0.4)%

Earnings before income taxes	1,437.0	559.9	13.4%	5.7%
Income taxes	488.7	168.4	4.6%	1.7%

Net earnings including noncontrolling interests	948.3	391.5	8.9%	4.0%
Net earnings (loss) attributable to noncontrolling interests	2.7	0.7	0.0%	0.0%

Net earnings attributable to Starbucks	$945.6	$390.8	8.8%	4.0%

Effective tax rate including noncontrolling interests			34.0%	30.1%

Net interest income and other increased $13 million over the prior period. The increase was driven by the impact of an accounting gain recorded in the first quarter of fiscal 2010 related to our acquisition of a controlling interest in our previous joint venture operations in France. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the carrying value of the previously held joint venture interest was adjusted to fair value upon the acquisition of the controlling interest. Also contributing to the increase were favorable fluctuations in unrealized holding gains on our trading securities portfolio of approximately $10 million. This favorability was partially offset by unfavorable foreign currency fluctuations (approximately $11 million), which related primarily to the revaluation of certain trade payables and receivables.

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

Restructuring charges include lease exit and related costs associated with the actions to rationalize our global store portfolio. Restructuring charges in fiscal 2010 decreased $219 million from 2009 due to the completion of our restructuring efforts in the US during fiscal 2010.

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

Restructuring charges include lease exit and related costs associated with the actions to rationalize our global store portfolio. Restructuring charges in fiscal 2010 decreased slightly from 2009 due to the completion of our restructuring efforts internationally by the end of fiscal 2010.

Global Consumer Products Group

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	Oct 3, 2010	Sep 27, 2009

			As a % of CPG
			Total Net Revenues
Total net revenues	$707.4	$674.4	100.0%	100.0%
Cost of sales including occupancy costs	$384.9	$350.5	54.4%	52.0%
Other operating expenses	117.0	95.3	16.5%	14.1%
Depreciation and amortization expenses	3.7	4.8	0.5%	0.7%
General and administrative expenses	11.0	8.8	1.6%	1.3%
Restructuring charges	0.0	1.0	0.0%	0.1%

Total operating expenses	516.6	460.4	73.0%	68.3%
Income from equity investees	70.6	67.8	10.0%	10.1%

Operating income	$261.4	$281.8	37.0%	41.8%

CPG net revenues increased primarily due to the launch of Starbucks VIA® Ready Brew (approximately $22 million) and the extra week in fiscal 2010 (approximately $16 million).

Operating margin decreased 480 basis points over the prior year due primarily to increased Starbucks VIA® Ready Brew launch expenses.

Other

Fiscal Year Ended	Oct 3, 2010	Sep 27, 2009	% Change

Total net revenues	$150.8	$124.2	21.4%
Cost of sales	$89.4	$71.7	24.7%
Other operating expenses	34.9	31.3	11.5%
Depreciation and amortization expenses	47.4	49.8	(4.8)%
General and administrative expenses	334.1	254.4	31.3%
Restructuring charges	0.0	58.1	(100.0)%

Total operating expenses	505.8	465.3	8.7%
Loss from equity investee	(3.3)	0.0	nm

Operating loss	$(358.3)	$(341.1)	5.0%

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

SUMMARIZED QUARTERLY FINANCIAL INFORMATION (unaudited; in millions, except EPS)

	First	Second	Third	Fourth	Total
2011:
Net revenues	$2,950.8	$2,785.7	$2,932.2	$3,031.9	$11,700.4
Operating income	501.9	376.1	402.2	448.3	1,728.5
Net earnings attributable to Starbucks	346.6	261.6	279.1	358.5	1,245.7
EPS — diluted	$0.45	$0.34	$0.36	$0.47	$1.62
2010:
Net revenues	$2,722.7	$2,534.7	$2,612.0	$2,838.0	$10,707.4
Operating income(1)	352.6	339.8	327.7	399.3	1,419.4
Net earnings attributable to Starbucks(1)	241.5	217.3	207.9	278.9	945.6
EPS — diluted	$0.32	$0.28	$0.27	$0.37	$1.24

(1)	Includes pretax restructuring charges of $18.3 million, $7.9 million, $20.4 million and $6.4 million for the first, second, third and fourth fiscal quarters respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Investment Overview

Starbucks cash and short-term investments were $2.1 billion and $1.4 billion and as of October 2, 2011 and October 3, 2010, respectively. As of October 2, 2011, approximately $367.5 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $69.5 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs domestically and internationally, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consisted predominantly of US Treasury securities, commercial paper, corporate bonds, and US Agency securities. Also included in our short-term investment portfolio are certificates of deposit placed through an account registry service (“CDARS”), with maturities ranging from 91 days to one year, which we began investing into during the fourth quarter of fiscal year 2011. The principal amounts of the individual certificates of deposit do not exceed the Federal Deposit Insurance Corporation limits.

Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers, as well as certificates of deposits placed through CDARS with maturities greater than 1 year. We also have investments in auction rate securities (“ARS”), all of which are classified as long-term. ARS totaling $28 million and $41 million were outstanding as of October 2, 2011 and October 3, 2010, respectively. The reduction in ARS was due to $16 million in redemptions during the fiscal year, with all redemptions done at par. While the ongoing auction failures will limit the liquidity of these ARS investments for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, shareholder dividends or other business requirements.

Borrowing capacity

Starbucks previous $1 billion unsecured credit facility (the “2005 credit facility”) was available through November of 2010, when we replaced the 2005 credit facility with a new $500 million unsecured credit facility (the “2010 credit facility”) with various banks, of which $100 million may be used for issuances of letters of credit.

The 2010 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases and is currently set to mature in November 2014. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. The interest rate for any borrowings under the credit facility, based on Starbucks current ratings and fixed charge coverage ratio, is 1.075% over LIBOR. The specific spread over LIBOR will depend upon our long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies and our fixed charge coverage ratio. As with the 2005 credit facility, the 2010 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of October 2, 2011 and October 3, 2010, we were in compliance with each of these covenants.

Under Starbucks commercial paper program we may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $500 million, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the 2010 credit facility, and the combined borrowing limit is $500 million for the commercial paper program and the credit facility. Starbucks may issue commercial paper from time to time, and the proceeds of the commercial paper financing will be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The 2005 credit facility was also paired with a commercial paper program whereby we could issue unsecured commercial paper notes, up to a maximum amount outstanding at any time of $1 billion. The commercial paper program was secured by the 2005 credit facility, and the combined borrowing limit was $1 billion for the commercial paper program and the credit facility. During fiscal 2011 and fiscal 2010, there were no borrowings under the credit facilities or commercial paper programs. As of October 2, 2011 and October 3, 2010, a total of $17 million and $15 million in letters of credit were outstanding under the respective revolving credit facility.

The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of October 2, 2011 and October 3, 2010, we were in compliance with each of these covenants.

Use of Cash

We expect to use our cash and short-term investments, including any potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including new product innovations and related marketing support, as well as other new business opportunities related to our core businesses. We believe that future cash flows generated from operations and existing cash and short-term investments both domestically and internationally will be sufficient to finance capital requirements for our core businesses in those respective markets as well as shareholder distributions for the foreseeable future. However, in the event that we need to repatriate all or a portion of our international cash to the US we would be subject to additional US income taxes.

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

Other than normal operating expenses, cash requirements for fiscal 2012 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; new company-operated stores; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2012 are expected to be in the range of approximately $800 million to $900 million.

During the second quarter of fiscal 2010, we declared our first ever cash dividend to shareholders of $0.10 per share. During the third quarter of fiscal 2010 and each subsequent quarter through the third quarter of fiscal 2011, we declared and paid a cash dividend to shareholders of $0.13 per share totaling $390 million and $171 million paid in fiscal 2011 and 2010, respectively. In the fourth quarter, we declared a cash dividend of $0.17 per share to be paid on December 2, 2011 with an expected payout of $127 million.

During fiscal years 2011 and 2010, we repurchased 16 million and 11 million shares of common stock ($556 million and $286 million, respectively) under share repurchase authorizations. The number of remaining shares authorized for repurchase at October 2, 2011 totaled 24 million.

Cash Flows

Cash provided by operating activities was $1.6 billion for fiscal year 2011, compared to $1.7 billion for fiscal year 2010. The slight decrease was primarily attributable to an increase in inventories, resulting in part from higher coffee prices, partially offset by higher net earnings for the period and an increase in payables, primarily related to green coffee purchases.

Cash used by investing activities for fiscal year 2011 totaled $1.0 billion, compared to $790 million for fiscal year 2010. The increase was primarily due to increased purchases of available-for-sale securities and increased capital expenditures for remodeling and renovating existing company-operated stores, opening new retail stores and investments in information technology systems. The increase was partially offset by increased maturities and calls of available-for-sale securities and cash proceeds from the sale of corporate real estate during the year.

Cash used by financing activities for fiscal year 2011 totaled $608 million, compared to $346 million for fiscal year 2010. The increase was primarily due to an increase in cash returned to shareholders through dividend payments and common share repurchases in fiscal 2011. The increase was partially offset by increased proceeds from the exercise of stock options and the related excess tax benefits, resulting from more stock option exercises during the period.

The following table summarizes our contractual obligations and borrowings as of October 2, 2011, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
		Less than 1	1 - 3	3 - 5	More than
Contractual Obligations(1)	Total	Year	Years	Years	5 Years
Operating lease obligations(2)	$4,057.9	$751.2	$1,330.6	$988.1	$988.0
Purchase obligations(3)	1,099.5	1,018.9	74.6	6.0	0.0
Debt obligations(4)	756.3	34.4	68.8	68.8	584.3
Other obligations(5)	125.1	22.3	19.7	11.4	71.7

Total	$6,038.8	$1,826.8	$1,493.7	$1,074.3	$1,644.0

(1)

Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of October 2, 2011, we had $52.9 million of gross unrecognized tax benefits for uncertain tax positions.

(2)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 94% of total purchase obligations.

(4)	Debt amounts include principal maturities and scheduled interest payments on our long-term debt.

(5)	Other obligations include other long-term liabilities primarily consisting of asset retirement obligations, capital lease obligations and hedging instruments.

Starbucks currently expects to fund these commitments with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangement

Off-balance sheet arrangements relate to certain guarantees and are detailed in Note 15 to the consolidated financial statements in this 10-K.

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

Commodity Price Risk

We purchase commodity inputs, including coffee, dairy products and diesel that are used in our operations and are subject to price fluctuations that impact our financial results. In addition to fixed-price and price-to-be-fixed contracts for coffee purchases, we have entered into commodity hedges to manage commodity price risk using financial derivative instruments. We performed a sensitivity analysis based on a 10% change in the underlying commodity prices of our commodity hedges, as of October 2, 2011, and determined that such a change would not have a significant impact on the fair value of these instruments.

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

As of October 2, 2011, we had forward foreign exchange contracts that hedge portions of anticipated international revenue streams and inventory purchases. In addition, we had forward foreign exchange contracts that qualify as accounting hedges of our net investment in Starbucks Japan to minimize foreign currency exposure.

Starbucks also had forward foreign exchange contracts that are not designated as hedging instruments for accounting purposes (free standing derivatives), but which largely offset the financial impact of translating certain foreign currency denominated payables and receivables. Increases or decreases in the fair value of these derivatives are generally offset by corresponding decreases or increases in the US dollar value of our foreign currency denominated payables and receivables (i.e. “hedged items”) that would occur within the period.

The following table summarizes the potential impact as of October 2, 2011 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in the fair value of these derivative financial instruments due in turn to a change in the value of the US dollar as compared to the level of foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

Foreign currency hedges	$35	$(35)	$15	$(15)

Equity Security Price Risk

We have minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within our trading portfolio. The trading securities approximate a portion of our liability under the Management Deferred Compensation Plan (“MDCP”). A corresponding liability is included in accrued compensation and related costs on the consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in net interest income and other in the consolidated statements of earnings. The offsetting changes in the MDCP liability are recorded in general and administrative expenses. We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of October 2, 2011 and determined that such a change would not have a significant impact on the fair value of these instruments.

Interest Rate Risk

We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt as well as the anticipated issuance of new debt. As of October 2, 2011 and October 3, 2010, we did not have any interest rate hedge agreements outstanding.

The following table summarizes the impact of a change in interest rates as of October 2, 2011 on the fair value of Starbucks debt (in millions):

		Change in Fair Value
	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

Debt	$648	$(33)	$33

Our available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of October 2, 2011, and determined that such a change would not have a significant impact on the fair value of these instruments.

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

We consider financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity:

Asset Impairment

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, we evaluate long-lived assets for impairment. We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, we measure an impairment loss based on the asset’s estimated fair value. For retail assets, the impairment test is performed at the individual store asset group level. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections. Key assumptions used in this calculation include revenue growth, operating expenses and a discount rate that we believe a buyer would assume when determining a purchase price for the store. Estimates of revenue growth and operating expenses are based on internal projections and consider a store’s historical performance, local market economics and the business environment impacting the store’s performance. These estimates are subjective and can be significantly impacted by changes in the business or economic conditions. For non-retail assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows, comparable transactions, or comparable company analyses.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting asset useful lives. Further, our ability to realize undiscounted cash flows in excess of the carrying values of our assets is affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance. During the past three fiscal years, we have not made any material changes in the accounting methodology that we use to assess long-lived asset impairment loss. For the foreseeable future, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate long-lived asset impairment losses. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Goodwill Impairment

We test goodwill for impairment on an annual basis during our third fiscal quarter, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. The fair value of our reporting units is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow model. Key assumptions used in this calculation include revenue growth, operating expenses and discount rate that we believe a buyer would assume when determining a purchase price for the reporting unit. Estimates of revenue growth and operating expenses are based on internal projections considering a reporting unit’s past performance and forecasted growth, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is calculated using an estimated cost of capital for a retail operator to operate the reporting unit in the region. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

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

As a part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferrable assets. Under GAAP, when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur.

During the past three fiscal years, we have not made any material changes in the accounting methodology that we use to assess goodwill impairment loss. For fiscal 2011, we determined the fair value of our reporting units was substantially in excess of their carrying values. Accordingly, we did not recognize any goodwill impairments during the current fiscal year. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to test for impairment losses on goodwill in the foreseeable future. However, as we periodically reassess our fair value calculations, including estimated future cash flows, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Stock-based Compensation

We measure the fair value of stock awards at the grant date based on the fair value of the award and recognize the expense over the related service period. For stock option awards we use the Black-Scholes-Merton option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the expected dividend yield. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock awards expected to vest. We estimate the forfeiture rate based on historical experience. Changes in our assumptions could materially affect the estimate of fair value of stock-based compensation.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate stock-based compensation expense for the foreseeable future. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material in the future. For fiscal 2011, a 10% change in our critical assumptions, including volatility and expected term, would have changed stock-based compensation expense by approximately $15 million for fiscal 2011.

Operating Leases

We lease retail stores, roasting and distribution facilities and office space under operating leases. We provide for an estimate of our asset retirement obligation (“ARO”) at the lease inception date for operating leases with requirements to remove leasehold improvements at the end of the lease term. Our estimates of AROs involve assumptions regarding both the amount and timing of actual future retirement costs. The initial ARO asset and liability represent the present value of the estimated future costs to complete the required work. The ARO asset is depreciated over the same timeframe as the associate leasehold improvements, and the liability is accreted over time. Future actual costs could differ significantly from amounts initially estimated.

We occasionally vacate stores and other locations prior to the expiration of the related lease. For vacated locations with remaining lease commitments, we record an expense for the difference between the present value of our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. Key assumptions in our estimate of future cash flows include estimated sublease income and lease termination costs. These estimates are based on historical experience; our analysis of the specific real estate market, including input from independent real estate firms; and economic conditions that can be difficult to predict. Cash flows are discounted using a rate that coincides with the remaining lease term.

The liability recorded for location closures contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income.

During the past three fiscal years, we have not made any material changes in the accounting methodology that we use to calculate our lease abandonment accrual. For the foreseeable future, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate our lease abandonment accrual. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our key assumptions for our lease abandonment accrual at October 2, 2011, would not have had a significant impact on net earnings for fiscal 2011.

Self Insurance Reserves

We use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance, and director and officers’ liability insurance. Key assumptions used in the estimate of our self insurance reserves include the amount of claims incurred but not reported at the balance sheet date. These liabilities, which are associated with the risks that are retained by Starbucks are not discounted and are estimated, in part, by considering historical claims experience, demographic, exposure and severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. Periodically, we review our assumptions to determine the adequacy of our self-insured liabilities.

During the past three fiscal years, we have not made any material changes in the accounting methodology that we use to calculate our self-insurance liabilities. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate our self-insurance liabilities for the foreseeable future. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insurance reserves at October 2, 2011 would have affected net earnings by approximately $13 million in fiscal 2011.

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

Deferred tax asset valuation allowances and our liability for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits, and our particular facts and circumstances. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected.

Litigation Accruals

We are involved in various claims and legal actions that arise in the ordinary course of business. Legal and other contingency reserves and related disclosures are based on our assessment of the likelihood of a potential loss and our ability to estimate the loss or range of loss, which includes consultation with outside legal counsel and advisors. We record reserves related to legal matters when it is probable that a loss has been incurred and the range of such loss can be reasonably estimated. Such assessments are reviewed each period and revised, based on current facts and circumstances and historical experience with similar claims, as necessary.

Our disclosures of and accruals for litigation claims, if any, contain uncertainties because management is required to use judgment to estimate the probability of a loss and a range of possible losses related to each claim. Footnote 15 to the consolidated financial statements describes the Company’s legal and other contingent liability matters.

As we periodically review our assessments of litigation accruals, we may change our assumptions with respect to loss probabilities and ranges of potential losses. Any changes in these assumptions could have a material impact on our future results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in this 10-K for a detailed description of recent accounting pronouncements. We do not expect these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition, or liquidity in future periods.

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

Item 8.	Financial Statements and Supplementary Data

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Net revenues:
Company-operated stores	$9,632.4	$8,963.5	$8,180.1
Licensed stores	1,007.5	875.2	795.0
CPG, foodservice and other	1,060.5	868.7	799.5

Total net revenues	11,700.4	10,707.4	9,774.6
Cost of sales including occupancy costs	4,949.3	4,458.6	4,324.9
Store operating expenses	3,665.1	3,551.4	3,425.1
Other operating expenses	402.0	293.2	264.4
Depreciation and amortization expenses	523.3	510.4	534.7
General and administrative expenses	636.1	569.5	453.0
Restructuring charges	0.0	53.0	332.4

Total operating expenses	10,175.8	9,436.1	9,334.5
Gain on sale of properties	30.2	0.0	0.0
Income from equity investees	173.7	148.1	121.9

Operating income	1,728.5	1,419.4	562.0
Interest income and other, net	115.9	50.3	37.0
Interest expense	(33.3)	(32.7)	(39.1)

Earnings before income taxes	1,811.1	1,437.0	559.9
Income taxes	563.1	488.7	168.4

Net earnings including noncontrolling interests	1,248.0	948.3	391.5
Net earnings (loss) attributable to noncontrolling interests	2.3	2.7	0.7

Net earnings attributable to Starbucks	$1,245.7	$945.6	$390.8

Earnings per share — basic	$1.66	$1.27	$0.53
Earnings per share — diluted	$1.62	$1.24	$0.52
Weighted average shares outstanding:
Basic	748.3	744.4	738.7
Diluted	769.7	764.2	745.9
Cash dividends declared per share	$0.56	$0.36	$0.00

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Oct 2, 2011	Oct 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,148.1	$1,164.0
Short-term investments — available-for-sale securities	855.0	236.5
Short-term investments — trading securities	47.6	49.2
Accounts receivable, net	386.5	302.7
Inventories	965.8	543.3
Prepaid expenses and other current assets	161.5	156.5
Deferred income taxes, net	230.4	304.2

Total current assets	3,794.9	2,756.4
Long-term investments — available-for-sale securities	107.0	191.8
Equity and cost investments	372.3	341.5
Property, plant and equipment, net	2,355.0	2,416.5
Other assets	297.7	346.5
Other intangible assets	111.9	70.8
Goodwill	321.6	262.4

TOTAL ASSETS	$7,360.4	$6,385.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	540.0	282.6
Accrued compensation and related costs	364.4	400.0
Accrued occupancy costs	148.3	173.2
Accrued taxes	109.2	100.2
Insurance reserves	145.6	146.2
Other accrued liabilities	319.0	262.8
Deferred revenue	449.3	414.1

Total current liabilities	2,075.8	1,779.1
Long-term debt	549.5	549.4
Other long-term liabilities	347.8	375.1

Total liabilities	2,973.1	2,703.6
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 744.8 and 742.6 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in capital	1.1	106.2
Other additional paid-in-capital	39.4	39.4
Retained earnings	4,297.4	3,471.2
Accumulated other comprehensive income	46.3	57.2

Total shareholders’ equity	4,384.9	3,674.7
Noncontrolling interests	2.4	7.6

Total equity	4,387.3	3,682.3

TOTAL LIABILITIES AND EQUITY	$7,360.4	$6,385.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,248.0	$948.3	$391.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	550.0	540.8	563.3
Gain on sale of properties	(30.2)	0.0	0.0
Provision for impairments and asset disposals	36.2	67.7	224.4
Deferred income taxes, net	106.2	(42.0)	(69.6)
Equity in income of investees	(118.5)	(108.6)	(78.4)
Distributions of income from equity investees	85.6	91.4	53.0
Gain resulting from acquisition of joint ventures	(55.2)	(23.1)	0.0
Stock-based compensation	145.2	113.6	83.2
Excess tax benefit from exercise of stock options	(103.9)	(36.9)	(15.9)
Other	(2.9)	7.8	5.4
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(88.7)	(33.4)	59.1
Inventories	(422.3)	123.2	28.5
Accounts payable	227.5	(3.6)	(53.0)
Accrued taxes	104.0	0.6	59.2
Deferred revenue	35.8	24.2	16.3
Other operating assets	(22.5)	17.3	61.4
Other operating liabilities	(81.9)	17.6	60.6

Net cash provided by operating activities	1,612.4	1,704.9	1,389.0
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(966.0)	(549.0)	(129.2)
Maturities and calls of available-for-sale securities	430.0	209.9	111.0
Sales of available-for-sale securities	0.0	1.1	5.0
Acquisitions, net of cash acquired	(55.8)	(12.0)	0.0
Net (purchases)/sales of equity, other investments and other assets	(13.2)	1.2	(4.8)
Additions to property, plant and equipment	(531.9)	(440.7)	(445.6)
Proceeds from sale of property, plant and equipment	117.4	0.0	42.5

Net cash used by investing activities	(1,019.5)	(789.5)	(421.1)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	0.0	0.0	20,965.4
Repayments of commercial paper	0.0	0.0	(21,378.5)
Proceeds from short-term borrowings	30.8	0.0	1,338.0
Repayments of short-term borrowings	0.0	0.0	(1,638.0)
Purchase of noncontrolling interest	(27.5)	(45.8)	0.0
Proceeds from issuance of common stock	235.4	127.9	57.3
Excess tax benefit from exercise of stock options	103.9	36.9	15.9
Principal payments on long-term debt	(4.3)	(6.6)	(0.7)
Cash dividends paid	(389.5)	(171.0)	0.0
Repurchase of common stock	(555.9)	(285.6)	0.0
Other	(0.9)	(1.8)	(1.6)

Net cash used by financing activities	(608.0)	(346.0)	(642.2)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(5.2)	4.3

Net increase/(decrease) in cash and cash equivalents	(15.9)	564.2	330.0
CASH AND CASH EQUIVALENTS:
Beginning of period	1,164.0	599.8	269.8

End of period	$1,148.1	$1,164.0	$599.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$34.4	$32.0	$39.8
Income taxes	$350.1	$527.0	$162.0

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Other Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance, September 28, 2008	735.5	$0.7	$0.0	$39.4	$2,402.4	$48.4	$2,490.9	$18.3	$2,509.2
Net earnings	0.0	0.0	0.0	0.0	390.8	0.0	390.8	0.7	391.5
Unrealized holding gain, net	0.0	0.0	0.0	0.0	0.0	1.8	1.8	0.0	1.8
Translation adjustment, net of tax	0.0	0.0	0.0	0.0	0.0	15.2	15.2	0.0	15.2

Comprehensive income							407.8	0.7	408.5

Stock-based compensation expense	0.0	0.0	84.3	0.0	0.0	0.0	84.3	0.0	84.3
Exercise of stock options, including tax benefit of $5.3	4.9	0.0	35.9	0.0	0.0	0.0	35.9	0.0	35.9
Sale of common stock, including tax benefit of $0.1	2.5	0.0	26.8	0.0	0.0	0.0	26.8	0.0	26.8
Net distributions to noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(7.8)	(7.8)

Balance, September 27, 2009	742.9	$0.7	$147.0	$39.4	$2,793.2	$65.4	$3,045.7	$11.2	$3,056.9
Net earnings	0.0	0.0	0.0	0.0	945.6	0.0	945.6	2.7	948.3
Unrealized holding loss, net	0.0	0.0	0.0	0.0	0.0	(17.0)	(17.0)	0.0	(17.0)
Translation adjustment, net of tax	0.0	0.0	0.0	0.0	0.0	8.8	8.8	0.0	8.8

Comprehensive income							937.4	2.7	940.1

Stock-based compensation expense	0.0	0.0	115.6	0.0	0.0	0.0	115.6	0.0	115.6
Exercise of stock options, including tax benefit of $27.7	10.1	0.0	137.5	0.0	0.0	0.0	137.5	0.0	137.5
Sale of common stock, including tax benefit of $0.1	0.8	0.0	18.5	0.0	0.0	0.0	18.5	0.0	18.5
Repurchase of common stock	(11.2)	0.0	(285.6)	0.0	0.0	0.0	(285.6)	0.0	(285.6)
Net distributions to noncontrolling interests	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.8)	(0.8)
Cash dividend	0.0	0.0	0.0	0.0	(267.6)	0.0	(267.6)	0.0	(267.6)
Purchase of noncontrolling interests	0.0	0.0	(26.8)	0.0	0.0	0.0	(26.8)	(5.5)	(32.3)

Balance, October 3, 2010	742.6	$0.7	$106.2	$39.4	$3,471.2	$57.2	$3,674.7	$7.6	$3,682.3
Net earnings	0.0	0.0	0.0	0.0	1,245.7	0.0	1,245.7	2.3	1,248.0
Unrealized holding loss, net	0.0	0.0	0.0	0.0	0.0	(4.4)	(4.4)	0.0	(4.4)
Translation adjustment, net of tax	0.0	0.0	0.0	0.0	0.0	(6.5)	(6.5)	0.0	(6.5)

Comprehensive income							1,234.8	2.3	1,237.1

Stock-based compensation expense	0.0	0.0	147.2	0.0	0.0	0.0	147.2	0.0	147.2
Exercise of stock options, including tax benefit of $96.1	17.3	0.0	312.5	0.0	0.0	0.0	312.5	0.0	312.5
Sale of common stock, including tax benefit of $0.1	0.5	0.0	19.1	0.0	0.0	0.0	19.1	0.0	19.1
Repurchase of common stock	(15.6)	0.0	(555.9)	0.0	0.0	0.0	(555.9)	0.0	(555.9)
Cash dividend	0.0	0.0	0.0	0.0	(419.5)	0.0	(419.5)	0.0	(419.5)
Purchase of noncontrolling interests	0.0	0.0	(28.0)	0.0	0.0	0.0	(28.0)	(7.5)	(35.5)

Balance, October 2, 2011	744.8	$0.7	$1.1	$39.4	$4,297.4	$46.3	$4,384.9	$2.4	$4,387.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended October 2, 2011, October 3, 2010 and September 27, 2009

Note 1:     Summary of Significant Accounting Policies

Description of Business

We purchase and roast high-quality whole bean coffees that we sell, along with handcrafted coffee and tea beverages and a variety of fresh food items, through our company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and national foodservice accounts. Additional details on the nature of our business are in Item 1 of this 10-K.

In this 10-K, Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”

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

Fiscal Year End

Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2011 and 2009 included 52 weeks. Fiscal year 2010 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are valued using active markets for identical assets (Level 1 of the fair value hierarchy). We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and we believe credit risk to be minimal.

Cash Management

Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in accounts payable on the consolidated balance sheets.

Short-term and Long-term Investments

Our short-term and long-term investments consist primarily of investment grade debt securities, including some auction rate securities, all of which are classified as available-for-sale. Also included in our available-for-sale investment portfolio are certificates of deposit placed through an account registry service. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short term. All other available-for-sale securities, including all of our auction rate securities, are classified as long term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and whether we have the intent to sell or will likely be required to sell before the securities anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

We also have a trading securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings.

Fair Value

Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For financial instruments and investments that we record or disclose at fair value, we determine fair value based upon the quoted market price as of the last day of the fiscal period, if available. If a quoted market price is not available for identical assets, we determine fair value based upon the quoted market price of similar assets or using a variety of other valuation methodologies. We determine fair value of our auction rate securities using an internally developed valuation model, using inputs that include interest rate curves, credit and liquidity spreads, and effective maturity.

The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

We measure our equity and cost method investments at fair value on a nonrecurring basis when they are determined to be other-than temporarily impaired. Fair values are determined using available quoted market prices or discounted cash flows.

Derivative Instruments

We manage our exposure to various risks within the consolidated financial statements according to an umbrella risk management policy. Under this policy, we may engage in transactions involving various derivative instruments, with maturities generally not longer than five years, to hedge interest rates, commodity prices and foreign currency denominated revenues, purchases, assets and liabilities.

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of October 2, 2011, October 3, 2010, and September 27, 2009, the allowance for doubtful accounts was $3.3 million, $3.3 million, and $5.0 million respectively.

Inventories

Inventories are stated at the lower of cost (primarily moving average cost) or market. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory turnover trends, historical experience and application of the specific identification method. As of October 2, 2011, October 3, 2010, and September 27, 2009, inventory reserves were $19.5 million, $18.1 million, and $21.1 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from two to 15 years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The portion of depreciation expense related to production and distribution facilities is included in cost of sales including occupancy costs on the consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss recognized in net earnings.

Goodwill

We test goodwill for impairment on an annual basis during our third fiscal quarter, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

As a part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferrable assets. Under GAAP, when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. During Fiscal 2011 we recorded no impairment charges and recorded $1.6 million in fiscal 2010 and $7.0 million in fiscal 2009.

Other Intangible Assets

Other intangible assets consist primarily of trademarks with indefinite lives, which are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Definite-lived intangible assets, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Based on the impairment tests performed, there was no impairment of other intangible assets in fiscal 2011, 2010, and 2009.

Long-lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, we evaluate long-lived assets for impairment. We first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for company-operated store assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell.

We recognized net impairment and disposition losses of $36.2 million, $67.7 million, and $224.4 million in fiscal 2011, 2010, and 2009, respectively, primarily due to underperforming company-operated stores. The net losses in fiscal 2009 include $129.2 million of asset impairments related primarily to the US and International store closures that occurred as part of our store portfolio rationalization which began in fiscal 2008. Depending on the underlying asset that is impaired, these losses may be recorded in any one of the operating expense lines on the consolidated statements of earnings: for retail operations, the net impairment and disposition losses are recorded in restructuring charges and store operating expenses and for all other operations, these losses are recorded in cost of sales including occupancy costs, other operating expenses, general and administrative expenses, or restructuring charges.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance, and director and officers’ liability insurance. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographic, exposure and severity factors, and other actuarial assumptions.

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

Any revenue arrangements involving multiple elements and deliverables as well as upfront fees are individually evaluated for revenue recognition. Cash payments received in advance of product or service delivery are recorded in deferred revenue until earned.

Company-operated Stores Revenues

Company-operated store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Stored Value Cards

Revenues from our stored value cards, primarily Starbucks Cards, are recognized when redeemed, or when we recognize breakage income. We recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Outstanding customer balances are included in deferred revenue on the consolidated balance sheets. There are no expiration dates on our stored value cards, and we do not charge any service fees that cause a decrement to customer balances. While we will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards due to, among other things, long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may then be recognized in the consolidated statements of earnings, in net interest income and other. For the fiscal years ended October 2, 2011, October 3, 2010, and September 27, 2009, income recognized on unredeemed stored value card balances was $46.9 million, $31.2 million, and $26.0 million, respectively.

Customers in the US who register their Starbucks Card are automatically enrolled in the My Starbucks Reward® program and earn points (“Stars”) with each purchase. Reward program members receive various benefits depending on the number of Stars earned in a 12-month period. Customers at the highest level of the rewards program receive a free beverage coupon after a specified number of purchases. The value of Stars earned by our program members is included in deferred revenue and recorded as a reduction in revenue at the time the Stars are earned, based on the value of Stars that are projected to be redeemed.

Licensed Stores Revenues

Licensed stores revenues consist of product sales to licensed stores, as well as royalties and other fees paid by licensees to use the Starbucks brand. Sales of coffee, tea and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in cost of sales including occupancy costs on the consolidated statements of earnings.

Initial nonrefundable development fees for licensed stores are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning, as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned.

CPG, Foodservice and Other Revenues

CPG, foodservice and other revenues primarily consist of packaged coffee and tea sales to grocery and warehouse club stores, revenues from sales of products to and license revenues from manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements, and sales to our national foodservice accounts. Sales of coffee, tea and related products to grocery and warehouse club stores are generally recognized when received by the customer or distributor, depending on contract terms. We maintain a sales return allowance to reduce packaged goods revenues for estimated future product returns based on historical patterns. Revenues are recorded net of sales discounts given to customers for trade promotions and payments to customers for product placement in our customers’ stores.

Revenues from sales of products to manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements are generally recognized when the product is received by the manufacturer or distributor. License revenues from manufacturers are based on a percentage of sales and are recognized on a monthly basis when earned. National foodservice account revenues are recognized when the product is received by the customer or distributor.

Advertising

Our annual marketing expenses include many components, one of which is advertising costs. We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising campaign takes place.

Advertising expenses totaled $141.4 million, $176.2 million, and $126.3 million in fiscal 2011, 2010, and 2009, respectively.

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

For tenant improvement allowances and rent holidays, we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings.

For premiums paid upfront to enter a lease agreement, we record a deferred rent asset on the consolidated balance sheets and then amortize the deferred rent over the terms of the leases as additional rent expense on the consolidated statements of earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when we determine that achieving the specified levels during the fiscal year is probable.

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

Asset Retirement Obligations

We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. As of October 2, 2011 and October 3, 2010, our net ARO asset included in property, plant and equipment was $11.8 million and $13.7 million, respectively, and our net ARO liability included in other long-term liabilities was $50.1 million and $47.7 million, respectively.

Stock-based Compensation

We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights to employees, non-employee directors and consultants. We also have employee stock purchase plans (“ESPP”). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance. We record stock-based compensation expenses based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. For stock option awards we use the Black-Scholes-Merton option pricing model to measure fair value. For restricted stock units, fair value is calculated using the stock price at the date of grant.

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

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of our position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Starbucks recognizes interest and penalties related to income tax matters in income tax expense.

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and the effect of dilutive potential common shares outstanding during the period, calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options and RSUs. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. We plan to early adopt this guidance effective for our fiscal 2012 annual goodwill impairment test. The adoption of this guidance will result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our financial statements.

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

Reclassifications

In the second quarter of fiscal 2011, concurrent with the change in our distribution method for packaged coffee and tea in the US, we revised the presentation of revenues. Non-retail licensing revenues were reclassified on the consolidated financial statements to the renamed “CPG, foodservice and other” revenue line, which includes revenues from our direct sale of packaged coffee and tea as well as licensing revenues received under the previous distribution arrangement. The previous “Licensing” revenue line now includes only licensed store revenue and therefore has been renamed “Licensed stores.” For fiscal 2010 and 2009, $465.7 million and $427.3 million, respectively, were reclassified from the previously named Licensing revenue to CPG, foodservice and other revenue. There was no impact to consolidated or segment total net revenues from this change in presentation.

In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2:     Derivative Financial Instruments

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

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
Financial Statement Location	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010
Prepaid expenses and other current assets	$0.2	$0.1	$0.0	$0.0	$2.8	$0.0
Other accrued liabilities	11.0	10.6	9.0	5.6	1.6	4.0
Other long-term liabilities	3.0	6.4	6.9	8.1	0.0	0.0
Total losses in accumulated OCI, net of tax(1)	11.1	13.9	34.2	26.7

(1)	Amount that will be dedesignated within 12 months for cash flow hedges is $6.6 million as of October 2, 2011.

Ineffectiveness from hedges in fiscal years 2011 and 2010 was insignificant. Outstanding cash flow hedge and net investment hedge contracts will expire within 24 months and 30 months, respectively.

The following table presents the pretax effect of derivative instruments on earnings and other comprehensive income for fiscal years ending (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010
Gain/(Loss) recognized in earnings	$(15.9)	$(5.9)	$0.0	$0.0	$6.6	$1.0
Gain/(Loss) recognized in OCI	$(12.1)	$(20.9)	$(12.0)	$(10.8)

The amounts shown as recognized in earnings for cash flow and net investment hedges represent the realized gains/(losses) transferred out of other comprehensive income (“OCI”) to earnings during the year. The amounts shown as recognized in OCI are prior to these transfers of realized gains/(losses) to earnings.

Notional amounts of outstanding derivative contracts (in millions):
	Oct 2, 2011	Oct 3, 2010
Foreign exchange	$499	$593
Dairy	$10	$20

Note 3:    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$20.0	$0.0	$20.0	$0.0
Commercial paper	87.0	0.0	87.0	0.0
Corporate debt securities	78.0	0.0	78.0	0.0
Government treasury securities	606.0	606.0	0.0	0.0
Certificates of deposit	64.0	0.0	64.0	0.0

Total available-for-sale securities	855.0	606.0	249.0	0.0
Trading securities	47.6	47.6	0.0	0.0

Total short-term investments	902.6	653.6	249.0	0.0
Long-term investments:
Available-for-sale securities
Corporate debt securities	67.0	0.0	67.0	0.0
State and local government obligations	28.0	0.0	0.0	28.0
Certificates of deposit	12.0	0.0	12.0	0.0

Total long-term investments	107.0	0.0	79.0	28.0

Total	$1,009.6	$653.6	$328.0	$28.0

Liabilities:
Derivatives	$31.5	$0.0	$31.5	$0.0

		Fair Value Measurements at Reporting Date Using
	Balance at October 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$30.0	$0.0	$30.0	$0.0
Corporate debt securities	15.0	0.0	15.0	0.0
Government treasury securities	190.8	190.8	0.0	0.0
State and local government obligations	0.7	0.0	0.7	0.0

Total available-for-sale securities	236.5	190.8	45.7	0.0
Trading securities	49.2	49.2	0.0	0.0

Total short-term investments	285.7	240.0	45.7	0.0
Long-term investments:
Available-for-sale securities
Agency obligations	27.0	0.0	27.0	0.0
Corporate debt securities	123.5	0.0	123.5	0.0
State and local government obligations	41.3	0.0	0.0	41.3

Total long-term investments	191.8	0.0	150.5	41.3

Total	$477.5	$240.0	$196.2	$41.3

Liabilities:
Derivatives	$34.7	$0.0	$34.7	$0.0

Gross unrealized holding gains and losses on investments were not material at October 2, 2011 and October 3, 2010.

Available-for-sale Securities

Available-for-sale securities include government treasury securities, corporate and agency bonds, certificates of deposit placed through an account registry service (“CDARS”) and auction rate securities (“ARS”). For government treasury securities, we use quoted prices in active markets for identical assets to determine fair value, thus these securities are considered Level 1 instruments. For corporate and agency bonds, for which a quoted market price is not available for identical assets, we determine fair value based upon the quoted market price of similar assets or the present value of expected future cash flows, calculated by applying revenue multiples to estimate future operating results and using discount rates appropriate for the duration and the risks involved. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities. Fair values for commercial paper are estimated using a discounted cash flow calculation that applies current imputed interest rates of similar securities. These securities are considered Level 2 instruments. Level 3 instruments are comprised solely of ARS. We determine fair value of our ARS using an internally developed valuation model, using inputs that include interest rate curves, credit and liquidity spreads, and effective maturity. Proceeds from sales of available-for-sale securities were $0.0 million, $1.1 million, and $5.0 million in fiscal years 2011, 2010, and 2009, respectively. For fiscal years 2011, 2010, and 2009 realized gains and losses on sales and maturities were not material.

Certificates of deposit placed through CDARS have maturity dates ranging from 4 weeks to 2 years and principal amounts, that when aggregated with interest that will accrue over the investment term, will not exceed Federal Deposit Insurance Corporation limits. Certificates of deposit with original maturities of 90 days or less are included in cash and cash equivalents. As of October 2, 2011, we had $4.2 million invested in certificates of deposit placed through CDARS that were included in cash and cash equivalents. We did not have any certificates of deposit placed through CDARS as of October 3, 2010.

As of October 2, 2011, long-term available-for-sale securities of $107.0 million included $28.0 million invested in ARS. As of October 3, 2010, long-term available-for-sale securities of $191.8 million included $41.3 million invested in ARS. Long-term investments (except for ARS) generally mature within three years. ARS have long-dated maturities but provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. Our ARS are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education. Due to the auction failures that began in 2008, these securities became illiquid and were classified as long-term investments. The investment principal associated with the failed auctions will not be accessible until:

•	successful auctions resume;

•	an active secondary market for these securities develops;

•	the issuers replace these securities with another form of financing; or

•	final payments are made according to the contractual maturities of the debt issues which range from 20 to 35 years.

We do not intend to sell the ARS, nor is it likely we will be required to sell the ARS before their anticipated recovery, which may be at maturity. In fiscal 2011, $15.8 million of ARS were called at par value. In fiscal 2010, $12.1 million of ARS were called at par value.

Trading Securities

Trading securities include equity mutual funds and exchange-traded funds. For these securities, we use quoted prices in active markets for identical assets to determine fair value, thus these securities are considered Level 1 instruments. Our trading securities portfolio approximates a portion of the liability under the Management Deferred Compensation Plan (“MDCP”), a defined contribution plan. The corresponding deferred compensation liability of $84.7 million and $82.7 million as of October 2, 2011 and October 3, 2010, respectively, is included in accrued compensation and related costs on the consolidated balance sheets. The changes in net unrealized holding gains/losses in the trading portfolio included in earnings for fiscal years 2011 and 2010 were a net loss of $2.1 million and a net gain of $4.1 million, respectively.

Derivative Assets and Liabilities

Derivative assets and liabilities include foreign currency forward contracts, commodity swaps and futures contracts. Where applicable, we use quoted prices in active markets for identical derivative assets and liabilities that are traded on exchanges. Derivative assets and liabilities included in Level 2 are over-the-counter currency forward contracts and commodity swaps whose fair values are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and forward and spot prices for currencies and commodities.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured using level 3 inputs described above are comprised entirely of our ARS. Changes in this balance related primarily to calls of certain of our ARS. No transfers among the levels within the fair value hierarchy occurred during fiscal 2011 or 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired.

During fiscal 2011 and 2010, we recognized fair market value adjustments with a charge to earnings for these assets as follows:

	Year Ended October 2, 2011
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Other assets(1)	$22.1	$(22.1)	$0.0
Property, plant and equipment(2)	$8.8	$(5.9)	$2.9

	Year Ended October 3, 2010
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment(2)	$26.8	$(22.3)	$4.5
Goodwill(3)	$4.1	$(1.6)	$2.5

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

The estimated fair value of the $550 million of 6.25% Senior Notes based on the quoted market price was approximately $648 million and $637 million as of October 2, 2011 and October 3, 2010, respectively.

Note 4:    Inventories (in millions)

	Oct 2, 2011	Oct 3, 2010
Coffee:
Unroasted	$431.3	$238.3
Roasted	246.5	95.1
Other merchandise held for sale	150.8	115.6
Packaging and other supplies	137.2	94.3

Total	$965.8	$543.3

Other merchandise held for sale includes, among other items, serveware and tea.

Levels of inventory vary due to seasonality driven primarily by the holiday season, commodity market supply and price variations, and changes in our use of fixed-price and price-to-be-fixed coffee contracts.

As of October 2, 2011, we had committed to purchasing green coffee totaling $846 million under fixed-price contracts and an estimated $193 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 5:    Equity and Cost Investments (in millions)

	Oct 2, 2011	Oct 3, 2010
Equity method investments	$334.4	$308.1
Cost method investments	37.9	33.4

Total	$372.3	$341.5

Equity Method Investments

As of October 2, 2011, we had a 50 percent ownership interest in each of the following international equity investees: Starbucks Coffee Korea Co., Ltd.; President Starbucks Coffee Taiwan Ltd.; Shanghai President Coffee Co.; and Berjaya Starbucks Coffee Company Sdn. Bhd. (Malaysia). In addition, we had a 39.8 percent ownership interest in Starbucks Coffee Japan, Ltd. These international entities operate licensed Starbucks retail stores. We also have licensed the rights to produce and distribute Starbucks branded products to The North American Coffee Partnership with the Pepsi-Cola Company. We have a 50 percent ownership interest in The North America Coffee Partnership, which develops and distributes bottled Frappuccino® beverages, Starbucks DoubleShot® espresso drinks, and Seattle’s Best Coffee® ready-to-drink espresso beverages.

Our share of income and losses from our equity method investments is included in income from equity investees on the consolidated statements of earnings. Also included in this line item is our proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $151.6 million, $125.7 million, and $125.3 million in fiscal years 2011, 2010, and 2009, respectively. Related costs of sales, net of eliminations, were $83.2 million, $65.3 million, and $64.9 million in fiscal years 2011, 2010, and 2009, respectively. As of October 2, 2011 and October 3, 2010, there were $31.9 million and $31.4 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and store license fees.

As of October 2, 2011, the aggregate market value of our investment in Starbucks Japan was approximately $334 million, determined based on its available quoted market price, which exceeds its carrying value of $182 million.

Summarized combined financial information of our equity method investees, which represent 100% of the investees’ financial information (in millions):

Financial Position as of	Oct 2, 2011	Oct 3, 2010
Current assets	$476.9	$390.1
Noncurrent assets	651.4	570.3
Current liabilities	340.1	260.6
Noncurrent liabilities	80.2	70.5

Results of Operations for Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Net revenues	$2,395.1	$2,128.0	$2,100.1
Operating income	277.0	245.3	192.5
Net earnings	231.1	205.1	155.8

Cost Method Investments

As of October 2, 2011, we had a $37.9 million investment of equity interests in entities that develop and operate Starbucks licensed retail stores in several global markets. We have the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on our total percentage of ownership interest and our ability to exercise significant influence over financial and operating policies, additional investments may require a retroactive application of the equity method of accounting.

Note 6:    Property, Plant and Equipment (in millions)

	Oct 2, 2011	Oct 3, 2010
Land	$44.8	$58.0
Buildings	218.5	265.7
Leasehold improvements	3,617.7	3,435.6
Store equipment	1,101.8	1,047.7
Roasting equipment	295.1	290.6
Furniture, fixtures and other	757.8	617.5
Work in progress	127.4	173.6

Property, plant and equipment, gross	6,163.1	5,888.7
Less accumulated depreciation	(3,808.1)	(3,472.2)

Property, plant and equipment, net	$2,355.0	$2,416.5

On August 8, 2011, we completed the sale of two office buildings for gross consideration of $125 million. As a result of this sale, we recognized a $30.2 million gain within operating income on the consolidated statements of earnings.

Note 7:    Other Intangible Assets and Goodwill

Other intangible assets (in millions):

	Oct 2, 2011	Oct 3, 2010
Indefinite-lived intangibles	$68.6	$63.5

Definite-lived intangibles	54.2	16.1
Accumulated amortization	(10.9)	(8.8)

Definite-lived intangibles, net	43.3	7.3

Total other intangible assets	$111.9	$70.8

Definite-lived intangibles approximate remaining weighted average useful life in years	11	7

Amortization expense for definite-lived intangibles was $2.2 million, $1.2 million, and $1.7 million during fiscal 2011, 2010, and 2009, respectively. Amortization expense is estimated to be approximately $4 million each year from fiscal 2012 through fiscal 2016, and a total of approximately $22 million thereafter.

Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	United States	International	Other	Total
Balance at September 27, 2009
Goodwill prior to impairment	$109.3	$117.0	$39.8	$266.1
Accumulated impairment charges	(7.0)	0.0	0.0	(7.0)

Goodwill	$102.3	$117.0	$39.8	$259.1
Acquisitions	0.0	0.0	0.0	0.0
Purchase price adjustment of previous acquisitions	1.0	0.0	0.0	1.0
Impairment	0.0	(1.6)	0.0	(1.6)
Other(1)	0.0	3.9	0.0	3.9

Balance at October 3, 2010
Goodwill prior to impairment	$110.3	$120.9	$39.8	$271.0
Accumulated impairment charges	(7.0)	(1.6)	0.0	(8.6)

Goodwill	$103.3	$119.3	$39.8	$262.4
Acquisitions	0.0	63.8	0.0	63.8
Other(1)	0.0	(4.6)	0.0	(4.6)

Balance at October 2, 2011
Goodwill prior to impairment	$110.3	$180.1	$39.8	$330.2
Accumulated impairment charges	(7.0)	(1.6)	0.0	(8.6)

Goodwill	$103.3	$178.5	$39.8	$321.6

(1)	Other is primarily comprised of changes in the goodwill balance as a result of foreign exchange fluctuations.

Note 8:    Debt (in millions)

Revolving Credit Facility and Commercial Paper Program

Our previous $1 billion unsecured credit facility (the “2005 credit facility”) was replaced in November 2010 with a new $500 million unsecured credit facility (the “2010 credit facility”) with various banks, of which $100 million may be used for issuances of letters of credit. As with the 2005 credit facility, the 2010 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases and is currently set to mature in November 2014. No borrowings were outstanding under the credit facility at the end of fiscal 2011 or fiscal 2010. The interest rate for any borrowings under the credit facility, based on Starbucks current ratings and fixed charge coverage ratio, is 1.075% over LIBOR. The specific spread over LIBOR will depend upon our long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies and our fixed charge coverage ratio. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio which measures our ability to cover financing expenses. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million.

Under our commercial paper program we may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $500 million under the 2010 credit facility, with individual maturities that may vary, but not exceed, 397 days from the date of issue. The program is backstopped by the 2010 credit facility, and the combined borrowing limit is $500 million for the commercial paper program and the credit facility. We may issue commercial paper from time to time, and the proceeds of the commercial paper financing may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. No borrowings were outstanding under the commercial paper program at the end of fiscal 2011 or fiscal 2010.

As of October 2, 2011, we had $17 million in letters of credit outstanding under the credit facility. As of October 3, 2010, we had letters of credit totaling $15 million outstanding under the 2005 credit facility.

Long-term Debt

In August 2007, we issued $550 million of 6.25% Senior Notes (“the notes”) due in August 2017, in an underwritten registered public offering. Interest is payable semi-annually on February 15 and August 15 of each year. The notes require us to maintain compliance with certain covenants, which limit future liens and sale and leaseback transactions on certain material properties. As of October 2, 2011 and October 3, 2010, the fair value of the notes, recorded on the consolidated balance sheets, was $549.5 million and $549.4 million, respectively.

Interest Expense

Interest expense, net of interest capitalized, was $33.3 million, $32.7 million, and $39.1 million in fiscal 2011, 2010, and 2009, respectively. In fiscal 2011, 2010, and 2009, $4.4 million, $4.9 million, and $2.9 million, respectively, of interest was capitalized for asset construction projects.

Note 9:    Other Liabilities (in millions)

	Oct 2, 2011	Oct 3, 2010
Accrued dividend payable	$126.6	$96.5
Other	192.4	166.3

Total other accrued liabilities	$319.0	$262.8

	Oct 2, 2011	Oct 3, 2010
Deferred rent	$215.2	$239.7
Unrecognized tax benefits	56.7	65.1
Asset retirement obligations	50.1	47.7
Other	25.8	22.6

Total other long term liabilities	$347.8	$375.1

Note 10:    Leases

Rental expense under operating lease agreements (in millions):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Minimum rentals	$715.6	$688.5	$690.0
Contingent rentals	34.3	26.1	24.7

Total	$749.9	$714.6	$714.7

Minimum future rental payments under non-cancelable operating leases as of October 2, 2011 (in millions):

Fiscal Year Ending
2012	$751.2
2013	699.9
2014	630.7
2015	545.4
2016	442.7
Thereafter	988.0

Total minimum lease payments	$4,057.9

We have subleases related to certain of our operating leases. During fiscal 2011, 2010, and 2009, we recognized sublease income of $13.7 million, $10.9 million, and $7.1 million, respectively.

We had capital lease obligations of $1.4 million and $2.6 million as of October 2, 2011 and October 3, 2010, respectively. Capital lease obligations expire at various dates, with the latest maturity in 2014. The current portion of the total obligation is included in other accrued liabilities and the remaining long-term portion is included in other long-term liabilities on the consolidated balance sheets. Assets held under capital leases are included in net property, plant and equipment on the consolidated balance sheets.

Note 11:    Shareholders’ Equity

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at October 2, 2011.

Share repurchase activity (in millions, except for average price data):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010
Number of shares acquired	15.6	11.2
Average price per share of acquired shares	$35.53	$25.53
Total cost of acquired shares	$555.9	$285.6

As of October 2, 2011, 24.4 million shares remained available for repurchase under the current authorization. On November 3, 2011, we announced an additional share repurchase authorization made by the Board of Directors of up to 20 million shares in addition to the 4.4 million shares remaining under the previous program.

During fiscal years 2011 and 2010, our Board of Directors declared the following dividends (in millions, except per share amounts):

	Dividend Per Share	Record date	Total Amount	Payment Date
Fiscal Year 2011:
First quarter	$0.13	February 9, 2011	$97.4	February 25, 2011
Second quarter	$0.13	May 11, 2011	$97.8	May 27, 2011
Third quarter	$0.13	August 10, 2011	$97.4	August 26, 2011
Fourth quarter	$0.17	November 17, 2011	$126.6	December 2, 2011
Fiscal Year 2010(1):
Second quarter	$0.10	April 7, 2010	$74.8	April 23, 2010
Third quarter	$0.13	August 4, 2010	$96.2	August 20, 2010
Fourth quarter	$0.13	November 18, 2010	$96.9	December 3, 2010

(1)	The Starbucks Board of Directors approved the initiation of a cash dividend to shareholders beginning in the second quarter of fiscal 2010.

Comprehensive Income

Comprehensive income includes all changes in equity during the period, except those resulting from transactions with our shareholders. Comprehensive income is comprised of net earnings and other comprehensive income. Accumulated other comprehensive income reported on our consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow and net investment hedges.

Comprehensive income, net of related tax effects (in millions):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Net earnings attributable to Starbucks	$1,245.7	$945.6	$390.8
Unrealized holding gains/(losses) on available-for-sale securities, net of tax (provision)/benefit of $(0.3), $0.1, and $(1.9), respectively	0.4	(0.2)	3.3
Unrealized holding gains/(losses) on cash flow hedging instruments, net of tax (provision)/benefit of $4.5, $6.6, and $(2.4), respectively	(7.7)	(11.3)	4.0
Unrealized holding losses on net investment hedging instruments, net of tax benefit of $4.5, $4.0, and $4.0, respectively	(7.6)	(6.8)	(6.8)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges, net of tax benefit of $6.1, $0.8, and $0.8, respectively	10.5	1.3	1.3

Net unrealized gain/(loss)	(4.4)	(17.0)	1.8
Translation adjustment, net of tax (provision)/benefit of $0.9, $(3.2), and $6.0, respectively	(6.5)	8.8	15.2

Total comprehensive income	$1,234.8	$937.4	$407.8

The unfavorable translation adjustment change during fiscal 2011 was primarily due to the strengthening of the US dollar against several currencies including the euro, partially offset by the weakening of the US dollar against the Japanese yen. The favorable translation adjustment change during fiscal 2010 was primarily due to the weakening of the US dollar against several currencies including the Japanese yen and Canadian dollar, partially offset by the strengthening of the US dollar against the euro. The favorable translation adjustment change during fiscal 2009 was primarily due to the weakening of the US dollar against the Japanese yen, Australian dollar and the euro.

Components of accumulated other comprehensive income, net of tax (in millions):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010
Net unrealized gains/(losses) on available-for-sale securities	$(0.5)	$(0.9)
Net unrealized gains/(losses) on hedging instruments	(45.3)	(40.5)
Translation adjustment	92.1	98.6

Accumulated other comprehensive income	$46.3	$57.2

As of October 2, 2011, the translation adjustment was net of tax provisions of $3.3 million. As of October 3, 2010, the translation adjustment was net of tax provisions of $4.2 million.

Note 12:    Employee Stock and Benefit Plans

We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors and consultants. We issue new shares of common stock upon exercise of stock options and the vesting of RSUs. We also have an employee stock purchase plan (“ESPP”).

As of October 2, 2011, there were 32.7 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 8.5 million shares available for issuance under our ESPP.

Stock based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Options	$60.4	$76.8	$61.6
RSUs	84.8	36.8	16.6
ESPP	0.0	0.0	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings	$145.2	$113.6	$83.2

Total related tax benefit	$51.2	$40.6	$29.3
Total capitalized stock-based compensation included in net property, plant and equipment and inventories on the consolidated balance sheets	$2.1	$1.9	$1.3

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

The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2011, 2010, and 2009 (excludes options granted in the 2009 stock option exchange program described above):

	Employee Stock Options
	Granted During the Period
Fiscal Year Ended	2011	2010	2009
Expected term (in years)	5.0	4.7	4.9
Expected stock price volatility	39.0%	43.0%	44.5%
Risk-free interest rate	1.6%	2.1%	2.2%
Expected dividend yield	1.7%	0.1%	0.0%
Weighted average grant price	$31.46	$22.28	$8.97
Estimated fair value per option granted	$9.58	$8.50	$3.61

The expected term of the options represents the estimated period of time until exercise, and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of our stock and the one-year implied volatility of Starbucks traded options, for the related vesting periods. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues with an equivalent remaining term. The dividend yield assumption is based on the anticipated cash dividend payouts. We did not pay any cash dividends prior to fiscal 2010. The amounts shown above for the estimated fair value per option granted are before the estimated effect of forfeitures, which reduce the amount of expense recorded on the consolidated statements of earnings.

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

Stock option transactions from September 28, 2008, through October 2, 2011 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 28, 2008	63.0	$20.96	5.7	$115
Granted	30.9	8.97
Granted under option exchange program	4.7	14.92
Exercised	(7.2)	7.31
Expired/forfeited	(13.5)	18.99
Cancelled under option exchange program	(14.3)	29.34

Outstanding, September 27, 2009	63.6	14.75	6.7	442
Granted	14.9	22.28
Exercised	(9.6)	11.94
Expired/forfeited	(8.2)	18.73

Outstanding, October 3, 2010	60.7	16.52	6.6	611
Granted	4.3	31.46
Exercised	(16.1)	14.40
Expired/forfeited	(3.6)	18.06

Outstanding, October 2, 2011	45.3	18.57	6.4	848

Exercisable, October 2, 2011	23.2	18.81	5.0	272
Vested and expected to vest, October 2, 2011	42.9	18.48	6.3	571

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

The following is a summary of stock options outstanding at the end of fiscal 2011 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Under $10.00	13.9	7.0	$8.65	5.0	$8.65
$10.01 - $20.00	8.7	3.6	14.14	8.5	14.65
$20.01 - $30.00	15.0	7.0	23.09	6.1	24.10
Over $30.00	7.7	7.0	32.50	3.6	33.62

	45.3	6.4	$18.57	23.2	$18.81

As of October 2, 2011, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options was approximately $44 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years. The total intrinsic value of stock options exercised was $323 million, $118 million, and $44 million during fiscal years 2011, 2010, and 2009, respectively. The total fair value of options vested was $126 million, $108 million, and $75 million during fiscal years 2011, 2010, and 2009, respectively.

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

RSU transactions from September 28, 2008 through October 2, 2011 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 28, 2008	2.0	$17.36	2.5	$31
Granted	3.3	8.78
Vested	0.0	0.00
Forfeited/Cancelled	(0.9)	13.94

Nonvested, September 27, 2009	4.4	11.55	1.6	88
Granted	2.3	22.27
Vested	(0.7)	16.35
Forfeited/Cancelled	(0.6)	12.27

Nonvested, October 3, 2010	5.4	13.55	1.1	141
Granted	5.4	31.06
Vested	(1.7)	9.40
Forfeited/Cancelled	(0.8)	25.68

Nonvested, October 2, 2011	8.3	23.11	0.8	309

As of October 2, 2011, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $71 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

ESPP

Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.5 million in fiscal 2011.

Deferred Stock Plan

We have a deferred stock plan for certain non-employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is five years. As of October 2, 2011 and October 3, 2010, 3.4 million shares were deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents. No new initial deferrals are permitted under this plan; the plan permits re-deferrals of previously deferred shares.

Defined Contribution Plans

We maintain voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws.

Our matching contributions to all US and non-US plans were $45.5 million, $23.5 million, and $19.7 million in fiscal years 2011, 2010, and 2009, respectively.

Note 13:    Income Taxes

The components of earnings before income taxes were as follows:

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
United States	$1,523.4	$1,308.9	$494.6
Foreign	287.7	128.1	65.3

Total earnings before income taxes	$1,811.1	$1,437.0	$559.9

Provision for income taxes (in millions):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Current taxes:
Federal	$344.7	$457.5	$165.3
State	61.2	79.6	35.0
Foreign	37.3	38.3	26.3

Total current taxes	443.2	575.4	226.6
Deferred taxes:
Federal	111.6	(76.0)	(48.3)
State	8.3	(9.3)	(10.7)
Foreign	0.0	(1.4)	0.8

Total deferred taxes	119.9	(86.7)	(58.2)

Total provision for income taxes	$563.1	$488.7	$168.4

Reconciliation of the statutory US federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	2.5%	2.6%
Benefits and taxes related to foreign operations	(3.1)%	(2.5)%	(2.3)%
Domestic production activity deduction	(0.8)%	(0.9)%	(2.3)%
Credit resulting from employment audit	0.0%	0.0%	(2.0)%
Other, net(1)	(2.5)%	(0.1)%	(0.9)%

Effective tax rate	31.1%	34.0%	30.1%

(1)	Fiscal 2011 includes a benefit of 0.9% related to the acquisition of the remaining ownership interest in Switzerland and Austria.

US income and foreign withholding taxes have not been provided on approximately $987 million of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the US, in the form of dividends or otherwise, we would be subject to additional US income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Oct 2, 2011	Oct 3, 2010
Deferred tax assets:
Property, plant and equipment	$46.4	$32.6
Accrued occupancy costs	55.9	55.2
Accrued compensation and related costs	69.6	100.8
Other accrued liabilities	27.8	25.0
Asset retirement obligation asset	19.0	14.9
Deferred revenue	47.8	58.4
Asset impairments	60.0	94.8
Tax credits	23.0	41.0
Stock based compensation	128.8	115.9
Net operating losses	85.5	43.7
Other	58.6	50.6

Total	$622.4	$632.9
Valuation allowance	(137.4)	(88.1)

Total deferred tax asset, net of valuation allowance	$485.0	$544.8
Deferred tax liabilities:
Property, plant and equipment	(66.4)	(26.2)
Other	(43.3)	(19.1)

Total	(109.7)	(45.3)

Net deferred tax asset	$375.3	$499.5

Reported as:
Current deferred income tax assets	$230.4	$304.2
Long-term deferred income tax assets (included in Other assets)	156.3	195.3
Current deferred income tax liabilities	(4.9)	0.0
Long-term deferred income tax liabilities	(6.5)	0.0

Net deferred tax asset	$375.3	$499.5

We will establish a valuation allowance if either it is more likely than not that the deferred tax asset will expire before we are able to realize the benefit, or the future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on our assessments of the likelihood of realizing the benefit of our deferred tax assets. The valuation allowance as of October 2, 2011 and October 3, 2010 primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended October 2, 2011 and October 3, 2010, was an increase of $49.3 million and $67.8 million, respectively. During fiscal 2011 and 2010, we recognized approximately $32 million and $40 million, respectively, of previously unrecognized deferred tax assets in certain foreign jurisdictions, with a corresponding increase to the valuation allowance due to the uncertainty of their realization.

As of October 2, 2011, Starbucks had foreign tax credit carryforwards of $7.5 million, with expiration dates between fiscal years 2018 and 2019, capital loss carryforwards of $7.8 million, with an expiration date of 2015, and foreign net operating losses of $305.4 million, with the predominant amount having no expiration date.

Taxes currently payable of $30.1 million and $24.7 million are included in accrued taxes on the consolidated balance sheets as of October 2, 2011 and October 3, 2010, respectively.

Uncertain Tax Positions

As of October 2, 2011, we had $52.9 million of gross unrecognized tax benefits of which $27.3 million, if recognized, would affect our effective tax rate. We recognize interest and penalties related to income tax matters in income tax expense. As of October 2, 2011 and October 3, 2010, we had accrued interest and penalties of $6.2 million and $16.8 million, respectively, before the benefit of the federal tax deduction, recorded on our consolidated balance sheets.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Beginning balance	$68.4	$49.1	$52.6
Increase related to prior year tax positions	4.4	35.0	4.2
Decrease related to prior year tax positions	(32.3)	(21.4)	(11.6)
Increase related to current year tax positions	26.0	14.1	8.4
Decrease related to current year tax positions	(0.8)	(8.1)	(0.9)
Decreases related to settlements with taxing authorities	(5.0)	0.0	(3.0)
Decreases related to lapsing of statute of limitations	(7.8)	(0.3)	(0.6)

Ending balance	$52.9	$68.4	$49.1

We are currently under routine audit by various jurisdictions outside the US as well as US state taxing jurisdictions for fiscal years 2006 through 2010. We are no longer subject to US federal or state examination for years prior to fiscal year 2008, with the exception of nine states. We are subject to income tax in many jurisdictions outside the US. We are no longer subject to examination in any material international markets prior to 2006.

There is a reasonable possibility that $4.5 million of the currently remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized by the end of fiscal 2012 as a result of a lapse of the statute of limitations.

Note 14:    Earnings per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Net earnings attributable to Starbucks	$1,245.7	$945.6	$390.8
Weighted average common shares and common stock units outstanding (for basic calculation)	748.3	744.4	738.7
Dilutive effect of outstanding common stock options and RSUs	21.4	19.8	7.2

Weighted average common and common equivalent shares outstanding (for diluted calculation)	769.7	764.2	745.9

EPS — basic	$1.66	$1.27	$0.53
EPS — diluted	$1.62	$1.24	$0.52

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled 0.1 million, 7.9 million, and 15.9 million as of October 2, 2011, October 3, 2010, and September 27, 2009, respectively.

Note 15:    Commitments and Contingencies

Guarantees

We have unconditionally guaranteed the repayment of certain Japanese yen-denominated bank loans and related interest and fees of an unconsolidated equity investee, Starbucks Japan. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. These guarantees expire in 2014. Our maximum exposure under this commitment as of October 2, 2011 was $1.0 million and is limited to the sum of unpaid principal and interest, as well as other related expenses. Since there has been no modification of these loan guarantees subsequent to the adoption of accounting requirements for guarantees, we have applied the disclosure provisions only and have not recorded the guarantees on our consolidated balance sheets.

Legal Proceedings

In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (“Kraft”) that we were discontinuing our distribution arrangement with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defined the main distribution arrangement between the parties. Through our arrangement with Kraft, Starbucks sold a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft managed the distribution, marketing, advertising and promotion of these products.

Kraft denies it has materially breached the Agreement. On November 29, 2010, Starbucks received a notice of arbitration from Kraft putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. In addition to denying it materially breached the Agreement, Kraft further alleges that if Starbucks wished to terminate the Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances. The parties are now engaged in extensive discovery with an arbitration trial expected in mid- 2012.

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

While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks in the arbitration or to resolve the matter. At this time, the Company is unable to estimate the range of possible outcomes with respect to the arbitration as we have not received any statement or articulation of damages from Kraft nor have we estimated the damages to Starbucks caused by Kraft’s breaches. Information in this regard will be provided during the discovery process and is currently expected to be available in late March or early April 2012. And, although Kraft disclosed to the press and in federal court filings a $750 million offer Starbucks made to Kraft in August 2010 to avoid litigation and ensure a smooth transition of the business, the figure is not a proper basis upon which to estimate a possible outcome of the arbitration but was based upon facts and circumstances at the time. Kraft rejected the offer immediately and did not provide a counter-offer, effectively ending the discussions between the parties with regard to any payment. Moreover, the offer was made prior to our investigation of Kraft’s breaches and without consideration of Kraft’s continuing failure to comply with material terms of the agreements.

Starbucks is party to various other legal proceedings arising in the ordinary course of business, including certain employment litigation cases that have been certified as class or collective actions, but, except as noted above, is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 16:    Restructuring Charges

The restructuring efforts we began in fiscal 2008 to rationalize our store portfolio and the non-retail support organization were completed in fiscal 2010. On a cumulative basis we closed 918 stores on a global basis as part of this effort.

Restructuring charges by type of cost and by reportable segment for the prior three fiscal years were as follows.(in millions):

	By Type of Cost				By Segment
	Total	Lease Exit and Other Related Costs	Asset Impairments	Employee Termination Costs	US	International	Other
Costs incurred and charged to expense in fiscal 2010	$53.0	$53.0	$0.2	$(0.2)	$27.2	$25.8	$0.0
Costs incurred and charged to expense in fiscal 2009	332.4	184.2	129.2	19.0	246.3	27.0	59.1
Costs incurred and charged to expense in fiscal 2008	266.9	47.8	201.6	17.5	210.9	19.2	36.8
Cumulative costs incurred to date	652.3	285.0	331.0	36.3	484.4	72.0	95.9
Accrued liability as of September 27, 2009	$104.0	$102.8		$1.2
Costs incurred in fiscal 2010, excluding non-cash charges(1)	53.4	53.7		(0.3)
Cash payments	(68.2)	(67.3)		(0.9)
Accrued liability as of October 3, 2010(2)	$89.2	$89.2		$0.0
Cash payments	(27.1)	(27.1)
Other	0.5	0.5
Accrued liability as of October 2, 2011(2)	$62.6	$62.6

(1)	Non-cash charges and credits for lease exit and other related costs primarily represent deferred rent balances recognized as expense credits at the cease-use date.

(2)	The remaining liability relates to lease obligations for stores that were previously closed where Starbucks has been unable to terminate the lease or find subtenants for the unused space.

Note 17:    Acquisitions

In the fourth quarter of fiscal 2011, we acquired the 50% ownership interest in Switzerland and Austria from our joint venture partner, Marinopoulos Holdings S.A.R.L, converting these markets to 100% owned company-operated markets, for a purchase price of $65.5 million. As a result of this acquisition, we adjusted the carrying value of our previous equity investment to fair value, resulting in a gain of approximately $55 million which was included in net interest income and other on our consolidated statements of earnings. The fair value of 100% of the net assets of these markets on the acquisition date was $131.0 million and was recorded on our consolidated balance sheets. Included in these net assets were $63.8 million of goodwill and $35.1 million in definite-lived intangible assets.

In the third quarter of fiscal 2011, we acquired the remaining 30% ownership of our business in the southern portion of China from our noncontrolling partner, Maxim’s Caterers Limited (Maxim’s). We simultaneously sold our 5% ownership interest in the Hong Kong market to Maxim’s.

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

The following table shows the effects of the change in Starbucks ownership interest in UCO and our business in South China on Starbucks equity:

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Net earnings attributable to Starbucks	$1,245.7	$945.6	$390.8
Transfers (to) from the noncontrolling interest:
Decrease in additional paid-in capital for purchase of interest in subsidiary	(28.0)	(26.8)	0.0

Change from net earnings attributable to Starbucks and transfers to noncontrolling interest	$1,217.7	$918.8	$390.8

Note 18:    Segment Reporting

Segment information is prepared on the same basis that our management reviews financial information for operational decision making purposes. We have three reportable operating segments: US, International, and CPG. Our Seattle’s Best Coffee operating segment is reported with our unallocated corporate expenses and Digital Ventures in “Other”.

United States

US operations sell coffee and other beverages, complementary food, whole bean coffees, and a focused selection of merchandise primarily through company-operated stores. Other operations within the US include licensed stores.

International

International operations sell coffee and other beverages, complementary food, whole bean coffees, and a focused selection of merchandise through company-operated stores in Canada, the UK, and several other markets. Other operations in international markets primarily include retail store licensing operations in nearly 50 countries and foodservice accounts, primarily in the UK and Canada. Many of our international operations are in the early stages of development that require a more extensive support organization, relative to the current levels of revenue and operating income, than in the US.

Global Consumer Products Group

CPG operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas in US and international markets. CPG operations also produce and sell ready-to-drink beverages which include, among others, bottled Frappuccino® beverages, Starbucks DoubleShot® espresso drinks, and Discoveries® chilled cup coffee. In addition, CPG operations produce and sell Starbucks VIA® Ready Brew, as well as Starbucks® super-premium ice creams through its marketing and distribution agreements and a joint venture. The US foodservice business sells coffee and other related products to institutional foodservice companies with the majority of its sales through national broadline distribution networks.

Other

Other includes Seattle’s Best Coffee and Digital Ventures as well as expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, and are not included in the reported financial results of the operating segments.

Revenue mix by product type (in millions):

Fiscal Year Ended	Oct 2, 2011		Oct 3, 2010		Sep 27, 2009
Beverage	$7,217.0	62%	$6,750.3	63%	$6,238.4	64%
Food	2,008.0	17%	1,878.7	18%	1,680.2	17%
Whole bean and soluble coffees	1,451.0	12%	1,131.3	10%	965.2	10%
Other(1)	1,024.4	9%	947.1	9%	890.8	9%

Total	$11,700.4	100%	$10,707.4	100%	$9,774.6	100%

(1)	Other includes royalty and licensing revenues, beverage-related accessories and equipment revenues.

Information by geographic area (in millions):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Net revenues from external customers:
United States	$8,966.9	$8,335.4	$7,787.7
Other countries	2,733.5	2,372.0	1,986.9

Total	$11,700.4	$10,707.4	$9,774.6

No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the US consist primarily of revenues from Canada, UK, and China, which together account for approximately 66% of net revenues from other countries for fiscal 2011.

	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Long-lived assets:
United States	$2,587.1	$2,807.9	$2,776.7
Other countries	978.4	821.6	764.3

Total	$3,565.5	$3,629.5	$3,541.0

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

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in millions):

	United States	International	CPG	Other	Total
Fiscal 2011:
Total net revenues	$8,038.0	$2,626.1	$860.5	$175.8	$11,700.4
Depreciation and amortization	343.8	118.5	2.4	58.6	523.3
Income from equity investees	0.0	100.5	75.6	(2.4)	173.7
Operating income/(loss)	1,562.6	349.7	273.0	(456.8)	1,728.5
Total assets	1,479.4	1,300.7	54.7	4,525.6	7,360.4
Fiscal 2010:
Total net revenues	$7,560.4	$2,288.8	$707.4	$150.8	$10,707.4
Depreciation and amortization	350.7	108.6	3.7	47.4	510.4
Income from equity investees	0.0	80.8	70.6	(3.3)	148.1
Operating income/(loss)	1,291.1	225.2	261.4	(358.3)	1,419.4
Total assets	1,482.9	1,272.8	54.1	3,576.1	6,385.9
Fiscal 2009:
Total net revenues	$7,061.7	$1,914.3	$674.4	$124.2	$9,774.6
Depreciation and amortization	377.9	102.2	4.8	49.8	534.7
Income from equity investees	0.5	53.6	67.8	0.0	121.9
Operating income/(loss)	530.1	91.2	281.8	(341.1)	562.0
Total assets	1,640.8	1,071.3	71.1	2,793.6	5,576.8

The table below reconciles the total of the reportable segments’ operating income and the operating income included in Other to consolidated earnings before income taxes (in millions):

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Sep 27, 2009
Operating income	$1,728.5	$1,419.4	$562.0
Interest income and other, net	115.9	50.3	37.0
Interest expense	(33.3)	(32.7)	(39.1)

Earnings before income taxes	$1,811.1	$1,437.0	$559.9

Note 19:    Subsequent Event

In the first quarter of fiscal 2012, we acquired the outstanding shares of Evolution Fresh, Inc., a specialty juice company, to expand our portfolio of product offerings and enter into the super-premium juice market. We acquired Evolution Fresh for a purchase price of $30 million in cash.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of October 2, 2011 and October 3, 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended October 2, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of October 2, 2011 and October 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

November 18, 2011

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

During the fourth quarter of fiscal 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (October 2, 2011).

We are in the process of implementing new and upgraded financial information technology systems. As a part of this effort, during the third quarter of fiscal 2011 we implemented an updated version of our existing Oracle accounting system. This update has resulted in changes to our business processes and related internal controls over financial reporting, which have continued into the fourth quarter of fiscal 2011. Management has taken the necessary steps to update the design and documentation of internal control processes and procedures relating to the system update to supplement and complement existing internal controls. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.

Other than as described above, during the fourth quarter of fiscal 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of

Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of October 2, 2011.

Our internal control over financial reporting as of October 2, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Starbucks Corporation

Seattle, Washington

We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of October 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended October 2, 2011, of the Company and our report dated November 18, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington

November 18, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

We adopted a code of ethics applicable to our chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at http://www.starbucks.com/about-us/company-information/corporate-governance. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at http://www.starbucks.com/about-us/company-information/corporate-governance or in a report on Form 8-K filed with the SEC.

The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election Of Directors” and “Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Board Committees and Related Matters” and “Corporate Governance — Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 21, 2012 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Corporate Governance — Compensation of Directors” and “Corporate Governance — Compensation Committee” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance — Affirmative Determinations Regarding Director Independence and Other Matters” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this 10-K:

1.    Financial Statements

The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended October 2, 2011, October 3, 2010, and September 27, 2009;

•	Consolidated Balance Sheets as of October 2, 2011 and October 3, 2010;

•	Consolidated Statements of Cash Flows for the fiscal years ended October 2, 2011, October 3, 2010, and September 27, 2009;

•	Consolidated Statements of Equity for the fiscal years ended October 2, 2011, October 3, 2010, and September 27, 2009;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

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
Howard Schultz chairman, president and chief executive officer

November 18, 2011

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Howard Schultz and Troy Alstead, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 18, 2011.

	Signature	Title

By:	/s/ Howard Schultz Howard Schultz	chairman, president and chief executive officer

By:	/s/ Troy Alstead Troy Alstead	chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)

By:	/s/ William W. Bradley William W. Bradley	director

By:	/s/ Mellody Hobson Mellody Hobson	director

By:	/s/ Kevin R. Johnson Kevin R. Johnson	director

By:	/s/ Olden Lee Olden Lee	director

	Signature	Title

By:	/s/ Joshua Cooper Ramo Joshua Cooper Ramo	director

By:	/s/ Sheryl Sandberg Sheryl Sandberg	director

By:	/s/ James G. Shennan, Jr. James G. Shennan, Jr.	director

By:	/s/ Javier G. Teruel Javier G. Teruel	director

By:	/s/ Myron E. Ullman, III Myron E. Ullman, III	director

By:	/s/ Craig E. Weatherup Craig E. Weatherup	director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	05/12/06	3.1

3.2	Amended and Restated Bylaws of Starbucks Corporation	8-K	0-20322	1/12/09	3.2

4.1	Form of Indenture	S-3 ASR	333-145572	8/20/07	4.1

4.2	Form of Note for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.2

4.3	Form of Supplemental Indenture for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/07	4.3

10.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994, as amended and restated through March 18, 2009	8-K	0-20322	3/20/09	10.2

10.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/03	10.2

10.3	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through March 18, 2009	8-K	0-20322	3/20/09	10.3

10.3.1	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/03	10.3

10.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through April 1, 2009	10-Q	0-20322	2/04/09	10.6

10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/01	10.5

10.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective September 19, 2006	8-K	0-20322	9/25/06	10.1

10.7*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/04/11	10.2

10.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/99	10.17

10.9	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/03	10.9

10.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/03	10.10

10.11*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011	—	—	—		X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.12*	Consulting Agreement dated April 6, 2009 between Starbucks Corporation and Olden Lee	10-Q	0-20322	08/05/09	10.1

10.13*	Amendment No. 1 to Consulting Agreement, dated as of October 1, 2009, between Starbucks Corporation and Olden Lee	10-Q	0-20322	02/02/10	10.1

10.14	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/06	10.12

10.15*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 23, 2011	10-Q	0-20322	05/06/11	10.1

10.16*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	02/10/06	10.2

10.17*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 13, 2011	—	—	—	—	X

10.18*	Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	—	—	—	—	X

10.19*	Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	02/10/05	10.5

10.20*	Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	—	—	—		X

10.21*	Letter Agreement dated February 5, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	05/06/09	10.4

10.22	2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated on September 14, 2010	10-K	0-20322	11/22/10	10.20

10.23	Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	08/10/05	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.24	Credit Agreement dated November 17, 2010 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	11/19/10	10.1

10.25	Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/07	10.1.1

10.26	Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/07	10.1.2

10.27*	Letter Agreement dated February 19, 2008 between Starbucks Corporation and Arthur Rubinfeld	10-Q	0-20322	05/08/08	10.1

10.28*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	05/08/08	10.3

10.29*	Letter Agreement dated November 6, 2008 between Starbucks Corporation and Troy Alstead	8-K	0-20322	11/12/08	10.1

10.30*	Time Vested Restricted Stock Unit Agreement (US) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	—	—	—	—	X

10.31*	Time Vested Restricted Stock Unit Agreement (International) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	—	—	—	—	X

10.32*	Performance Based Restricted Stock Unit Agreement under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	—	—	—	—	X

10.33*	Separation Agreement and Release dated November 30, 2009 between Starbucks Corporation and Martin Coles	10-Q	0-20322	02/02/10	10.2

10.34*	Letter Agreement dated October 8, 2009 between Starbucks Corporation and Kalen Holmes	10-K	0-20322	11/22/11	10.32

10.35*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	02/02/10	10.3

10.36*	Letter Agreement dated September 1, 2009 between Starbucks Corporation and Annie Young-Scrivner	—	—	—	—	X

10.37*	Letter Agreement dated May 5, 2010, between Starbucks Corporation and Jeff Hansberry	—	—	—	—	X

10.38*	Letter Agreement dated August 9, 2011 between Starbucks Corporation and Michelle Gass	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.39*	Letter Agreement dated September 16, 2011 between Starbucks Corporation and Michelle Gass	—	—	—	—	X

12	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X

21	Subsidiaries of Starbucks Corporation	—	—	—	—	X

23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101**	The following financial statements from the Company’s 10-K for the fiscal year ended October 2, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Consolidated Statements of Equity (v) Notes to Condensed Consolidated Financial Statements

*	Denotes a management contract or compensatory plan or arrangement.
**	Furnished herewith.