Form 10-Q
period 2012-01-01
STARBUCKS CORP
filed 2012-01-31
CIK 829224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 25, 2012
Common Stock, par value $0.001 per share	753.4 million

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended January 1, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share data)

(unaudited)

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011
Net revenues:
Company-operated stores	$2,731.8	$2,451.3
Licensed stores	306.6	254.2
CPG, foodservice and other	397.5	245.3

Total net revenues	3,435.9	2,950.8
Cost of sales including occupancy costs	1,496.1	1,192.3
Store operating expenses	995.7	888.0
Other operating expenses	106.7	90.1
Depreciation and amortization expenses	134.8	127.8
General and administrative expenses	191.5	185.2

Total operating expenses	2,924.8	2,483.4
Income from equity investees	44.9	34.5

Operating income	556.0	501.9
Interest income and other, net	23.2	14.4
Interest expense	(8.6)	(7.9)

Earnings before income taxes	570.6	508.4
Income taxes	188.4	160.8

Net earnings including noncontrolling interests	382.2	347.6
Net earnings attributable to noncontrolling interests	0.1	1.0

Net earnings attributable to Starbucks	$382.1	$346.6

Earnings per share - basic	$0.51	$0.46
Earnings per share - diluted	$0.50	$0.45
Weighted average shares outstanding:
Basic	747.9	745.7
Diluted	768.5	766.7
Cash dividends declared per share	$0.17	$0.13

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(unaudited)

	Jan 1, 2012	Oct 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,569.6	$1,148.1
Short-term investments	703.6	902.6
Accounts receivable, net	431.0	386.5
Inventories	1,124.0	965.8
Prepaid expenses and other current assets	180.1	161.5
Deferred income taxes, net	228.8	230.4

Total current assets	4,237.1	3,794.9
Long-term investments	146.1	107.0
Equity and cost investments	382.0	372.3
Property, plant and equipment, net	2,347.3	2,355.0
Other assets	386.0	409.6
Goodwill	337.1	321.6

TOTAL ASSETS	$7,835.6	$7,360.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$365.9	$540.0
Accrued liabilities	963.1	940.9
Insurance reserves	156.0	145.6
Deferred revenue	673.8	449.3

Total current liabilities	2,158.8	2,075.8
Long-term debt	549.5	549.5
Other long-term liabilities	352.0	347.8

Total liabilities	3,060.3	2,973.1
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 752.6 and 744.8 shares, respectively (includes 3.4 common stock units in both periods)	0.8	0.7
Additional paid-in capital	178.7	40.5
Retained earnings	4,551.2	4,297.4
Accumulated other comprehensive income	42.1	46.3

Total shareholders’ equity	4,772.8	4,384.9
Noncontrolling interests	2.5	2.4

Total equity	4,775.3	4,387.3

TOTAL LIABILITIES AND EQUITY	$7,835.6	$7,360.4

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$382.2	$347.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	143.6	135.3
Deferred income taxes, net	30.0	53.7
Income earned from equity method investees, net of distributions	(7.8)	(7.4)
Stock-based compensation	39.8	36.5
Other	(1.7)	13.4
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(157.7)	(77.6)
Accounts payable	(178.2)	15.4
Accrued liabilities	56.0	(57.2)
Deferred revenue	224.3	193.0
Prepaid expenses, other current assets and other assets	(64.2)	20.9

Net cash provided by operating activities	466.3	673.6

INVESTING ACTIVITIES:
Purchase of investments	(622.1)	(21.0)
Maturities and calls of investments	780.8	113.8
Acquisitions, net of cash acquired	(29.7)	0.0
Additions to property, plant and equipment, net	(153.5)	(128.9)
Other	4.8	(0.7)

Net cash used by investing activities	(19.7)	(36.8)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40.0	62.3
Excess tax benefit from exercise of stock options	76.0	36.6
Cash dividends paid	(126.8)	(96.9)
Repurchase of common stock	(15.7)	(11.8)
Other	(0.1)	(0.1)

Net cash used by financing activities	(26.6)	(9.9)

Effect of exchange rate changes on cash and cash equivalents	1.5	1.1

Net increase in cash and cash equivalents	421.5	628.0

CASH AND CASH EQUIVALENTS:
Beginning of period	1,148.1	1,164.0

End of period	$1,569.6	$1,792.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$0.0	$0.0
Income taxes	$45.5	$49.2

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Summary of Significant Accounting Policies

Financial Statement Preparation

The unaudited condensed consolidated financial statements as of January 1, 2012, and for the quarters ended January 1, 2012 and January 2, 2011, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended January 1, 2012 and January 2, 2011 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

The financial information as of October 2, 2011 is derived from our audited consolidated financial statements and notes for the fiscal year ended October 2, 2011 (“fiscal 2011”), included in Item 8 in the Fiscal 2011 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the financial statements in the 10-K.

The results of operations for the quarter ended January 1, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2012 (“fiscal 2012”).

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

Reclassifications

Change in shared service allocations

Effective at the beginning of fiscal 2012, we implemented the previously announced strategic realignment of our organizational structure designed to accelerate our global growth strategy. A president for each region, reporting directly to our chief executive officer, now oversees the company-operated retail business working closely with both the licensed and joint-venture business partners in each market. The regional presidents also work closely with our Global Consumer Products and Foodservice team to continue building out our brands and channels in each region.

In connection with the changes to our organizational structure and reporting, we have changed the accountability for, and reporting of, certain indirect overhead costs. Certain indirect merchandising, manufacturing costs and back-office shared service costs, which were previously allocated to segment level costs of sales and operating expenses, are now managed at a corporate level and will be reported within unallocated corporate expenses. These expenses have therefore been removed from the segment level financial results. In order to conform prior period classifications with the new alignment, the historical consolidated financial statements have been recast with the following adjustments to previously reported amounts:

Quarter Ended	January 2, 2011
	As filed	Reclass	As Adjusted
Total net revenues	2,950.8	0.0	2,950.8

Cost of sales including occupancy costs	1,200.8	(8.5)	1,192.3
Store operating expenses	905.7	(17.7)	888.0
Other operating expenses	92.5	(2.4)	90.1
Depreciation and amortization expenses	127.8	0.0	127.8
General and administrative expenses	156.6	28.6	185.2

Total operating expenses	2,483.4	0.0	2,483.4
Income from equity investees	34.5	0.0	34.5

Operating income	501.9	0.0	501.9

There was no impact to consolidated net revenues, total operating expenses, operating income, or net earnings as a result of this change. Additional discussion regarding the change in our organizational structure and segment results is included at Note 12.

Change in revenue presentation

In the second quarter of fiscal 2011, concurrent with the change in our distribution method for packaged coffee and tea in the US, we revised the presentation of revenues. Non-retail licensing revenues were reclassified on the consolidated financial statements to the renamed “CPG, foodservice and other” revenue line, which includes revenues from our direct sale of packaged coffee and tea as well as licensing revenues received under the previous distribution arrangement. The previous “Licensing” revenue line now includes only licensed store revenue and therefore has been renamed “Licensed stores.” For the first quarter of fiscal 2011, $124.6 million was reclassified from the previously named Licensing revenue to CPG, foodservice and other revenue. There was no impact to consolidated or segment total net revenues from this change in presentation.

Note 2: Acquisition

On November 10, 2011, we acquired the outstanding shares of Evolution Fresh, Inc., a super-premium juice company, to expand our portfolio of product offerings and enter into the super-premium juice market. We acquired Evolution Fresh for a purchase price of $30 million in cash. The fair value of the net assets acquired on the acquisition date included $18 million of goodwill.

Evolution Fresh, Inc. is its own operating segment and is reported in “Other” along with our Seattle’s Best Coffee operating segment, our Digital Ventures business, and unallocated corporate expenses.

Note 3: Derivative Financial Instruments

Cash Flow Hedges

Net derivative losses of $9.8 million and $11.1 million, net of taxes, were included in accumulated other comprehensive income as of January 1, 2012 and October 2, 2011, respectively, related to cash flow hedges. Included in the net derivative losses for the quarter was the impact of cash flow derivative instruments entered into during the period to hedge portions of our future coffee purchases. Of the net derivative losses accumulated as of January 1, 2012, $5.9 million pertains to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the year-to-date periods in fiscal 2012 and 2011 was not material. Outstanding contracts will expire within 21 months.

Net Investment Hedges

Net derivative losses of $34.2 million and $34.2 million, net of taxes, were included in accumulated other comprehensive income as of January 1, 2012 and October 2, 2011, respectively, related to net investment derivative hedges. Outstanding contracts will expire within 27 months.

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

The following table presents the pretax effect of derivative instruments on earnings and other comprehensive income for the quarter ended (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	Jan 1, 2012	Jan 2, 2011	Jan 1, 2012	Jan 2, 2011	Jan 1, 2012	Jan 2, 2011
Gain/(Loss) recognized in earnings	$(3.1)	$(2.8)	$0.0	$0.0	$9.7	$1.7
Gain/(Loss) recognized in OCI	$(1.2)	$(8.2)	$0.0	$(3.5)

The amounts shown as recognized in earnings for cash flow and net investment hedges represent the realized gains/(losses) transferred out of other comprehensive income (“OCI”) to earnings during the year. The amounts shown as recognized in OCI are prior to these transfers of realized gains/(losses) to earnings.

Notional amounts of outstanding derivative contracts as of January 1, 2012:

•	$444 million in foreign exchange contracts

•	$68 million in coffee contracts

•	$25 million in dairy contracts

•	$24 million in diesel contracts

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at January 1, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$10.0	$0.0	$10.0	$0.0
Commercial paper	20.0	0.0	20.0	0.0
Corporate debt securities	54.8	0.0	54.8	0.0
Government treasury securities	496.0	496.0	0.0	0.0
Certificates of deposit	70.4	0.0	70.4	0.0

Total available-for-sale securities	651.2	496.0	155.2	0.0
Trading securities	52.4	52.4	0.0	0.0

Total short-term investments	703.6	548.4	155.2	0.0

Long-term investments:
Agency obligations	4.0	0.0	4.0	0.0
Corporate debt securities	84.4	0.0	84.4	0.0
State and local government obligations	28.1	0.0	0.0	28.1
Certificates of deposit	29.6	0.0	29.6	0.0

Total long-term investments	146.1	0.0	118.0	28.1

Total	$849.7	$548.4	$273.2	$28.1

Liabilities:
Derivatives	$29.6	$0.0	$29.6	$0.0

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$20.0	$0.0	$20.0	$0.0
Commercial paper	87.0	0.0	87.0	0.0
Corporate debt securities	78.0	0.0	78.0	0.0
Government treasury securities	606.0	606.0	0.0	0.0
Certificates of deposit	64.0	0.0	64.0	0.0

Total available-for-sale securities	855.0	606.0	249.0	0.0
Trading securities	47.6	47.6	0.0	0.0

Total short-term investments	902.6	653.6	249.0	0.0

Long-term investments:
Corporate debt securities	67.0	0.0	67.0	0.0
State and local government obligations	28.0	0.0	0.0	28.0
Certificates of deposit	12.0	0.0	12.0	0.0

Total long-term investments	107.0	0.0	79.0	28.0

Total	$1,009.6	$653.6	$328.0	$28.0

Liabilities:
Derivatives	$31.5	$0.0	$31.5	$0.0

Gross unrealized holding gains and losses were not material at January 1, 2012 and October 2, 2011.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured using level 3 inputs described above are comprised entirely of our auction rate securities (“ARS”). No transfers among the levels within the fair value hierarchy occurred during the first quarter of fiscal 2012.

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

During the quarters ended January 1, 2012 and January 2, 2011, we recognized fair market value adjustments with a charge to earnings for these assets as follows:

	Quarter Ended Jan 1, 2012
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$0.5	$0.3	$0.2

	Quarter Ended Jan 2, 2011
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$1.1	$(0.9)	$0.2
Other assets (2)	$24.2	$(14.0)	$10.2

(1)	These assets primarily consist of leasehold improvements in underperforming stores. The fair value was determined using a discounted cash flow model based on expected future store revenues and operating costs, using internal projections. The resulting impairment charge was included in store operating expenses.
(2)	The fair value was determined using a discounted cash flow model based on future expected revenues and operating costs, using internal projections. The resulting impairment charge was included in other operating expenses.

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of those instruments. The estimated fair value of the $550 million of 6.25% Senior Notes was approximately $662 million and $648 million as of January 1, 2012 and October 2, 2011, respectively.

Note 5: Inventories (in millions)

	Jan 1, 2012	Oct 2, 2011	Jan 2, 2011
Coffee:
Unroasted	$671.9	$431.3	$336.3
Roasted	199.2	246.5	89.7
Other merchandise held for sale	133.2	150.8	105.6
Packaging and other supplies	119.7	137.2	88.9

Total	$1,124.0	$965.8	$620.5

Inventory levels vary due to seasonality driven primarily by the holiday season, commodity market supply and price variations, and changes in our use of fixed-price and price-to-be-fixed coffee contracts.

As of January 1, 2012, we had committed to purchasing green coffee totaling $591 million under fixed-price contracts and an estimated $517 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6: Supplemental Balance Sheet Information (in millions)

Property, plant and equipment, net	Jan 1, 2012	Oct 2, 2011
Land	$44.8	$44.8
Buildings	218.9	218.5
Leasehold improvements	3,665.3	3,617.7
Store equipment	1,118.0	1,101.8
Roasting equipment	304.6	295.1
Furniture, fixtures and other	780.5	757.8
Work in progress	136.8	127.4

	6,268.9	6,163.1
Less accumulated depreciation	(3,921.6)	(3,808.1)

Property, plant and equipment, net	$2,347.3	$2,355.0

Other Assets	Jan 1, 2012	Oct 2, 2011
Other intangible assets	$110.8	$111.9
Other assets	275.2	297.7

Total other assets	386.0	409.6

Accrued Liabilities	Jan 1, 2012	Oct 2, 2011
Accrued compensation and related costs	$317.3	$364.4
Accrued occupancy costs	137.2	148.3
Accrued taxes	151.7	109.2
Accrued dividend payable	127.9	126.6
Other	229.0	192.4

Total accrued liabilities	$963.1	$940.9

Total other long-term liabilities
Deferred rent	$214.5	$215.2
Unrecognized tax benefits	62.6	56.7
Asset retirement obligations	51.9	50.1
Other	23.0	25.8

Total other long-term liabilities	$352.0	$347.8

Note 7: Goodwill (in millions)

Changes in the carrying amount of goodwill by reportable operating segment are as follows (in millions):

	Americas	China and Asia Pacific	EMEA	CPG	Other	Total
Balance at October 2, 2011 (1)
Goodwill prior to impairment	$162.9	$74.8	$63.0	$23.8	$5.7	$330.2
Accumulated impairment charges	(8.6)	0.0	0.0	0.0	0.0	(8.6)

Goodwill	$154.3	$74.8	$63.0	$23.8	$5.7	$321.6

Acquisitions	11.8	0.0	0.0	0.0	5.8	17.6
Purchase price adjustment of previous acquisitions	0.0	0.0	0.0	0.0	0.0	0.0
Impairment	0.0	0.0	0.0	0.0	0.0	0.0
Other (2)	0.8	0.0	(2.9)	0.0	0.0	(2.1)

Balance at January 1, 2012
Goodwill prior to impairment	$175.5	$74.8	$60.1	$23.8	$11.5	$345.7
Accumulated impairment charges	(8.6)	0.0	0.0	0.0	0.0	(8.6)

Goodwill	$166.9	$74.8	$60.1	$23.8	$11.5	$337.1

(1)	In conjunction with the change in reportable operating segments, we reclassified goodwill by segment as of October 2, 2011.
(2)	Other is primarily comprised of changes in the goodwill balance as a result of foreign exchange fluctuations.

Note 8: Equity

Changes in total equity (in millions):

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011
Beginning balance of total equity	$4,387.3	$3,682.3
Net earnings including noncontrolling interest	382.2	347.6
Other comprehensive income / (loss)	(4.2)	5.4

Comprehensive income	378.0	353.0
Stock-based compensation expense	40.4	37.1
Exercise of stock options	109.0	92.5
Sale of common stock	4.6	4.9
Repurchase of common stock	(15.7)	(11.8)
Cash dividends declared	(128.3)	(97.7)

Ending balance of total equity	$4,775.3	$4,060.3

Components of accumulated other comprehensive income, net of tax (in millions):

	Jan 1, 2012	Oct. 2, 2011
Net unrealized gains / (losses) on available-for-sale securities	$(0.5)	$(0.5)
Net unrealized gains / (losses) on hedging instruments	(44.0)	(45.3)
Translation adjustment	86.6	92.1

Accumulated other comprehensive income	$42.1	$46.3

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of January 1, 2012.

Share repurchase activity (in millions, except for average price data):

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011
Number of shares acquired	0.4	0.4
Average price per share of acquired shares	$36.49	$30.63
Total cost of acquired shares	$15.7	$11.8

As of January 1, 2012, 24.0 million shares remained available for repurchase under the current authorization.

During the first quarter of fiscal 2012, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.17 per share to be paid on February 24, 2012 to shareholders of record as of the close of business on February 8, 2012.

Note 9: Employee Stock Plans

As of January 1, 2012, there were 30.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans (“ESPP”).

Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011
Options	$14.1	$17.9
Restricted Stock Units (“RSUs”)	25.7	18.6

Total stock-based compensation	$39.8	$36.5

Value of awards granted and exercised during the period:

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011
Estimated fair value per option granted	$12.73	$9.40
Weighted average option grant price	$43.59	$30.79
Weighted average price per option exercised	$16.01	$13.62
Weighted average RSU grant price	$43.66	$30.79

Stock option and RSU transactions from October 2, 2011 through January 1, 2012 (in millions):

	Stock Option	RSUs
Options outstanding/Nonvested RSUs, October 2, 2011	45.3	8.3
Granted	3.1	3.9
Options exercised/RSUs vested	(5.5)	(3.9)
Forfeited/expired	(0.7)	(0.2)

Options outstanding/Nonvested RSUs, January 1, 2012	42.2	8.1

Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of January 1, 2012	$63.8	$155.7

Note 10: Earnings Per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011
Net earnings attributable to Starbucks	$382.1	$346.6
Weighted average common shares and common stock units outstanding (for basic calculation)	747.9	745.7

Dilutive effect of outstanding common stock options and RSUs	20.6	21.0

Weighted average common and common equivalent shares outstanding (for diluted calculation)	768.5	766.7

EPS — basic	$0.51	$0.46
EPS — diluted	$0.50	$0.45

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled 1.6 million and 6.6 million as of January 1, 2012 and January 2, 2011, respectively.

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

While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks in the arbitration or to resolve the matter. At this time, the Company is unable to estimate the range of possible outcomes with respect to the arbitration as we have not received any statement or articulation of damages from Kraft nor have we estimated the damages to Starbucks caused by Kraft’s breaches. In light of recent changes to the discovery schedule, information in this regard is now expected to be available in early April 2012. And, although Kraft disclosed to the press and in federal court filings a $750 million offer Starbucks made to Kraft in August 2010 to avoid litigation and ensure a smooth transition of the business, the figure is not a proper basis upon which to estimate a possible outcome of the arbitration but was based upon facts and circumstances at the time. Kraft rejected the offer immediately and did not provide a counter-offer, effectively ending the discussions between the parties with regard to any payment. Moreover, the offer was made prior to our investigation of Kraft’s breaches and without consideration of Kraft’s continuing failure to comply with material terms of the agreements.

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

Note 12: Segment Reporting

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Beginning with the first quarter of fiscal 2012, we redefined our reportable operating segments to align with the three-region leadership and organizational structure of our retail business that took effect at the beginning of fiscal 2012.

The three-region structure includes: 1) Americas, inclusive of the US, Canada, and Latin America; 2) China & Asia Pacific; and 3) Europe, Middle East, and Africa, collectively referred to as the “EMEA” region. Our ceo, who is our chief operating decision maker (“CODM”) manages these businesses, evaluates financial results, and makes key operating decisions based on the new organizational structure. Accordingly, beginning with the first quarter of fiscal 2012, we revised our reportable operating segments from 1) United States (“US”), 2) International, and 3) Global Consumer Products Group (“CPG”) to 1) Americas, 2) China & Asia Pacific, 3) EMEA, and 4) CPG. Segment revenues as a percentage of total net revenues for the first quarter of fiscal 2012 were as follows: Americas (75%), EMEA (9%), China / Asia Pacific (5%), and CPG (10%).

Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information presented herein reflects this change.

Americas

Americas operations sell coffee and other beverages, complementary food, whole bean coffees, and a focused selection of merchandise through company-operated stores and licensed stores. The Americas segment is our most mature business and has achieved significant scale.

Europe, Middle East, and Africa

EMEA operations sell coffee and other beverages, complementary food, whole bean coffees, and a focused selection of merchandise through company-operated stores and licensed stores. Certain markets within EMEA operations are in the early stages of development and require a more extensive support organization, relative to the current levels of revenue and operating income, than Americas.

China / Asia Pacific

China /Asia Pacific operations sell coffee and other beverages, complementary food, whole bean coffees, and a focused selection of merchandise through company-operated stores and licensed stores. Certain markets within China / Asia Pacific operations are in the early stages of development and require a more extensive support organization, relative to the current levels of revenue and operating income, than Americas.

Global Consumer Products Group

CPG operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas globally. CPG operations also produce and sell a variety of ready-to-drink beverages, Starbucks VIA® Ready Brew, Starbucks® coffee K-Cup® packs, and Starbucks® super-premium ice creams. The US foodservice business, which is included in the CPG segment, sells coffee and other related products to institutional foodservice companies.

Other

Other includes Seattle’s Best Coffee, Evolution Fresh, Digital Ventures, and unallocated corporate expenses that pertain to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, and are not included in the reported financial results of the operating segments.

The table below presents financial information for our reportable operating segments and Other for the quarters ended January 1, 2012 and January 2, 2011(in millions), including the reclassifications discussed in Note 1:

Quarter Ended

January 1, 2012	Americas	EMEA	China and Asia Pacific	CPG	Other	Total
Total net revenues	$2,578.6	$303.0	$166.9	$335.8	$51.6	$3,435.9
Depreciation and amortization expenses	97.1	14.2	5.0	0.4	18.1	134.8
Income (loss) from equity investees	0.0	0.3	27.6	17.0	0.0	44.9
Operating income/(loss)	563.2	19.8	57.8	79.7	(164.5)	556.0
January 2, 2011
Total net revenues	$2,327.9	$259.1	$120.7	$195.2	$47.9	$2,950.8
Depreciation and amortization expenses	98.2	12.2	4.1	0.8	12.5	127.8
Income (loss) from equity investees	0.0	2.3	18.0	14.4	(0.2)	34.5
Operating income/(loss)	527.0	25.2	46.0	71.1	(167.4)	501.9

The following table reconciles the total of operating income in the table above to consolidated earnings before income taxes (in millions):

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011
Operating income	$556.0	$501.9
Interest income and other, net	23.2	14.4
Interest expense	(8.6)	(7.9)

Earnings before income taxes	$570.6	$508.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating income, operating margins, comparable store sales, sales leverage, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of international operations, including China, profitable growth opportunities, strategic acquisitions, changes to the organizational and leadership structures, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft to a direct distribution model, liquidity, cash flow from operations, anticipated store openings and closings, the health and growth of our business overall and of specific businesses, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation and distribution, tax rates, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including Part I Item IA. “Risk Factors” in the 10-K.

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

Overview

Starbucks results for the first quarter of fiscal 2012 demonstrate our continued success in driving positive results through our multi-channel, global growth strategy. Total net revenues increased 16% to $3.4 billion driven by global comparable store sales growth of 9%, comprised of a 7% increase in traffic and a 2% increase in average ticket. We opened 241 net new stores globally, reaching 500 stores in both mainland China and Latin America. Also contributing to the revenue growth was an increase in CPG segment revenues of 72%, driven by the launch of Starbucks- and Tazo-branded K-Cup® packs and the impact of the transition of packaged coffee and tea to the direct distribution model in the second quarter of fiscal 2011. Diluted earnings per share increased 11% to $0.50, despite continued pressure from commodity costs, which negatively impacted operating income and operating margin by approximately $105 million and 300 basis points, respectively.

In October, we implemented our new leadership and organizational structure, focused on a new three-region alignment of our retail business. As a result, this is the first quarter we are reporting operating results under our new reporting segments, which now include the Americas, Europe, Middle East, and Africa (“EMEA”), China/Asia Pacific (“CAP”), and CPG.

The Americas segment performed very well for the first quarter with an 11% increase in revenues over the prior year, driven by a strong holiday season which resulted in a 7% increase in traffic and a 9% increase in comparable store sales. This growth in traffic demonstrates our success in increasing capacity during our morning peak times through continued focus on in-store efficiency, as well as driving additional business throughout the day through new store offerings and special promotions. Our Starbucks Card and mobile payment app are also supporting increased frequency. This sales growth translated to increased sales leverage for the quarter, which partially offset the continued pressure from increased commodity costs.

EMEA segment revenues increased 17% over the prior year driven by increased company-operated stores revenues from the consolidation of the Switzerland and Austria markets. We are underperforming against our expectations for both revenues and operating margin; however, we have a solid plan in place to improve upon all of our key metrics and deliver against this significant growth opportunity. The new leadership team put in place at the beginning of this quarter is the start of the execution of this plan.

CAP continued the strong momentum built throughout 2011 into the first quarter of fiscal 2012 with net revenues increasing by 38%, driven by our new store growth and comparable store sales of 20%. China continues to be the driver for revenues in the region and saw a 28% increase in comparable store sales for the quarter. This revenue growth, along with strong performance in Japan contributed to operating income improvement of 26%.

Our global consumer products group (“CPG”) represents another important, profitable growth opportunity for us. CPG continued its recent momentum with a 72% increase in revenues largely resulting from the sales of Starbucks- and Tazo-branded K-Cup® packs and our transition to a direct distribution model for packaged coffee and tea. During the quarter, we also acquired Evolution Fresh, Inc., a super-premium juice company, to add to our portfolio of product offerings and to provide us an entry point into the Health and Wellness sector.

Comparable Store Sales

Comparable store sales for the first quarter fiscal 2012 are as follows:

	Quarter Ended Jan 1, 2012
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	9%	7%	2%
Americas	9%	7%	2%
EMEA	2%	2%	1%
China / Asia Pacific	20%	15%	5%

Our comparable store sales represent the growth in revenue from company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.

Fiscal 2012 — Financial Outlook for the Year

For fiscal year 2012, we expect revenue growth driven by mid-single-digit comparable store sales growth, net new store openings and strong growth in the CPG business. Licensed stores will comprise between one-half and two-thirds of new store openings in the Americas, EMEA and China / Asia Pacific regions.

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

Results of Operations (in millions)

Revenues

	Quarter Ended
	Jan 1,	Jan 2,	%
	2012	2011	Change
Company-operated stores	$2,731.8	$2,451.3	11.4%
Licensed stores	306.6	254.2	20.6
CPG, foodservice and other	397.5	245.3	62.0

Total net revenues	$3,435.9	$2,950.8	16.4%

Total net revenues for the first quarter of fiscal 2012 increased $485 million, primarily driven by increased revenues from company-operated stores (contributing approximately $281 million). An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for the quarter (approximately 9%, or $216 million).

Contributing to the increase in total net revenues was higher revenues from licensed stores of $52 million, primarily due to an increase in royalty revenues from and product sales to our licensees, resulting from improved comparable store sales and the opening of 77 net new licensed stores over the last 12 months.

CPG, foodservice and other revenue increased $152 million, primarily due to the sales of Starbucks- and Tazo-branded K-Cup® packs launched in the CPG channel on November 1, 2012 (approximately $55 million) and the impact of recognizing full revenue from packaged coffee and tea sales under the direct distribution model (approximately $55 million).

Operating Expenses

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011	Jan 1, 2012	Jan 2, 2011
			% of Total
			Net Revenues
Cost of sales including occupancy costs	$1,496.1	$1,192.3	43.5%	40.4%
Store operating expenses	995.7	888.0	29.0	30.1
Other operating expenses	106.7	90.1	3.1	3.1
Depreciation and amortization expenses	134.8	127.8	3.9	4.3
General and administrative expenses	191.5	185.2	5.6	6.3

Total operating expenses	2,924.8	2,483.4	85.1	84.2
Income from equity investees	44.9	34.5	1.3	1.2

Operating income	$556.0	$501.9	16.2%	17.0%
Store operating expenses as a % of related revenues			36.4%	36.2%

Cost of sales including occupancy costs as a percentage of total net revenues increased 310 basis points for the first quarter of fiscal 2012, primarily due to increased commodity costs (approximately 300 basis points), mainly driven by higher coffee costs.

Store operating expenses as a percentage of total net revenues decreased 110 basis points for the first quarter of fiscal 2012, primarily due to increased CPG segment revenues (approximately $141 million, or 72%) and licensed stores revenues (approximately $52 million, or 21%).

Other operating expenses as a percentage of total net revenues remained flat for the first quarter of fiscal 2012 as the cost associated with the transition to our direct distribution model (approximately 20 basis points) was offset by the absence of charges related to the Seattle’s Best Coffee store closures in Borders bookstores (approximately 40 basis points).

Partially offsetting the decrease in operating margin from the other line items mentioned above were lower general and administrative expenses due to reduced donations to the Starbucks Foundation (approximately 50 basis points) and increased sales leverage on depreciation and amortization (approximately 40 basis points). The combination of these changes contributed to an overall decrease in operating margin of 80 basis points for the first quarter of fiscal 2012.

Other Income and Expenses

	Quarter Ended
	Jan 1,	Jan 2,	Jan 1,	Jan 2,
	2012	2011	2012	2011
			% of Total
			Net Revenues
Operating income	$556.0	$501.9	16.2%	17.0%
Interest income and other, net	23.2	14.4	0.7	0.5
Interest expense	(8.6)	(7.9)	(0.3)	(0.3)

Earnings before income taxes	570.6	508.4	16.6	17.2
Income taxes	188.4	160.8	5.5	5.4

Net earnings including noncontrolling interests	382.2	347.6	11.1	11.8
Net earnings (loss) attributable to noncontrolling interest	0.1	1.0	0.0	0.0

Net earnings attributable to Starbucks	$382.1	$346.6	11.1%	11.7%

Effective tax rate including noncontrolling interest			33.0%	31.6%

For the first quarter of fiscal 2012, net interest income and other increased $9 million. The increase was primarily due to gains from derivatives used to manage our risk of commodity price fluctuations.

The effective tax rate for the quarter ended January 1, 2012 was 33.0% as compared to 31.6% for the same quarter in fiscal 2011. The rate was lower in fiscal 2011 due to a benefit from releasing tax reserves.

Segment Information

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment:

Americas

	Quarter Ended
	Jan 1,	Jan 2,	Jan 1,	Jan 2,
	2012	2011	2012	2011
			% of Americas
			Net Revenues
Total net revenues	$2,578.6	$2,327.9
Cost of sales including occupancy costs	1,006.7	875.9	39.0%	37.6%
Store operating expenses	874.8	795.6	33.9	34.2
Other operating expenses	20.5	17.9	0.8	0.8
Depreciation and amortization expenses	97.1	98.2	3.8	4.2
General and administrative expenses	16.3	13.3	0.6	0.6
Restructuring charges	0.0	0.0	0.0	—

Total operating expenses	2,015.4	1,800.9	78.2	77.4

Operating income	$563.2	$527.0	21.8%	22.6%

Store operating expenses as a % of related revenues			37.1%	37.0%

Revenues

Americas net revenues for the first quarter of fiscal 2012 increased 11%, or $251 million, primarily driven by increased revenues from company-operated stores (contributing approximately $208 million) and licensed stores (contributing approximately $43 million).

The increase in company-operated store revenues was primarily due to higher comparable store sales of 9% (approximately $195 million). The increase in licensed store revenues was primarily due to increased royalty revenues and product sales (approximately $41 million), resulting from improved comparable store sales and new store openings.

Operating Expenses

Cost of sales including occupancy costs as a percentage of total net revenues increased 140 basis points for the first quarter of fiscal 2012. The increase was primarily due to higher commodity costs (approximately 240 basis points) driven by increased coffee costs, partially offset by increased sales leverage (approximately 90 basis points).

Store operating expenses as a percentage of total net revenues decreased 30 basis points for the first quarter of fiscal 2012, primarily due to increased licensed stores revenues (approximately $43 million, or 25%).

Partially offsetting the decrease in operating margin from the other line items mentioned above was increased sales leverage on depreciation and amortization (approximately 40 basis points). The combination of these changes contributed to an overall decrease in operating margin of 80 basis points for the first quarter of fiscal 2012.

EMEA

	Quarter Ended
	Jan 1,	Jan 2,	Jan 1,	Jan 2,
	2012	2011	2012	2011
			% of EMEA
			Net Revenues
Total net revenues	$303.0	$259.1
Cost of sales including occupancy costs	150.4	122.7	49.6%	47.4%
Store operating expenses	93.8	76.8	31.0	29.6
Other operating expenses	8.6	8.1	2.8	3.1
Depreciation and amortization expenses	14.2	12.2	4.7	4.7
General and administrative expenses	16.5	16.4	5.4	6.3

Total operating expenses	283.5	236.2	93.6	91.2
Income from equity investees	0.3	2.3	0.1	0.9

Operating income	$19.8	$25.2	6.5%	9.7%

Store operating expenses as a % of related revenues			35.5%	34.1%

Revenues

EMEA net revenues for the first quarter of fiscal 2012 increased 17%, or $44 million, primarily driven by increased revenues from company-operated stores (contributing approximately $39 million). The increase in company-operated store revenues was primarily due to the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria in the fourth quarter of fiscal 2011 (approximately $30 million).

Operating Expenses

Cost of sales including occupancy costs as a percentage of total net revenues increased 220 basis points for the first quarter of fiscal 2012. The increase was primarily driven by higher distribution costs related to the transition to a consolidated distribution center in the UK (approximately 140 basis points) and higher commodity costs (approximately 60 basis points).

Store operating expenses as a percentage of total net revenues increased 140 basis points for the first quarter of fiscal 2012. The increase was primarily driven by higher payroll related expenses in the current year and the addition of our operations in Switzerland and Austria, which were acquired in the fourth quarter of fiscal 2011.

Income from equity investees decreased 80 basis points for the first quarter of fiscal 2012 due to the absence of income from our previous joint venture operations in Switzerland and Austria.

Partially offsetting the decrease in operating margin from the other line items mentioned above was increased sales leverage on general and administrative expenses (approximately 90 basis points). The above changes contributed to an overall decrease in operating margin of 320 basis points for the first quarter of fiscal 2012.

China / Asia Pacific

	Quarter Ended
	Jan 1,	Jan 2,	Jan 1,	Jan 2,
	2012	2011	2012	2011
			% of CAP
			Net Revenues
Total net revenues	$166.9	$120.7
Cost of sales including occupancy costs	84.5	59.9	50.6%	49.6%
Store operating expenses	27.1	15.6	16.2	12.9
Other operating expenses	11.4	7.6	6.8	6.3
Depreciation and amortization expenses	5.0	4.1	3.0	3.4
General and administrative expenses	8.7	5.5	5.2	4.6

Total operating expenses	136.7	92.7	81.9	76.8
Income from equity investees	27.6	18.0	16.5	14.9

Operating income	$57.8	$46.0	34.6%	38.1%

Store operating expenses as a % of related revenues			24.3%	20.0%

Revenues

China / Asia Pacific net revenues for the first quarter of fiscal 2012 increased 38%, or $46 million, primarily driven by increased revenues from company-operated stores (contributing approximately $33 million). Also contributing to the increase in revenues was increased royalty revenues and product sales from licensees (approximately $10 million).

The increase in company-operated store revenues was primarily due to the opening of 85 net new stores in the past 12 months (approximately $16 million) and higher comparable store sales of 20% (approximately $16 million).

Operating Expenses

Cost of sales including occupancy costs as a percentage of total net revenues increased 100 basis points for the first quarter of fiscal 2012. The increase was primarily due to higher commodity costs (approximately 200 basis points), driven by increased coffee costs. These increases were partially offset by increased sales leverage on occupancy costs (approximately 60 basis points).

Store operating expenses as a percentage of total net revenues increased 330 basis points for the first quarter of fiscal 2012. The increase was driven by increased costs associated with the expansion efforts in mainland China.

Income from equity investees increased 160 basis points for the first quarter of fiscal 2012 due to increased income in all joint venture operations. The increase in income was primarily due to higher comparable store sales and the opening of 186 net new stores over the past 12 months.

The above changes contributed to an overall decrease in operating margin of 350 basis points for the first quarter of fiscal 2012.

Global Consumer Products Group

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011	Jan 1, 2012	Jan 2, 2011
			% of CPG Net Revenues
Total net revenues	$335.8	$195.2
Cost of sales	220.6	106.3	65.7%	54.5%
Other operating expenses	50.1	30.0	14.9	15.4
Depreciation and amortization expenses	0.4	0.8	0.1	0.4
General and administrative expenses	2.0	1.4	0.6	0.7

Total operating expenses	273.1	138.5	81.3	71.0
Income from equity investees	17.0	14.4	5.1	7.4

Operating income	$79.7	$71.1	23.7%	36.4%

Revenues

Total CPG net revenues for the first quarter of fiscal 2012 increased 72%, or $141 million, primarily due to sales of Starbucks- and Tazo-branded K-Cup® packs (contributing approximately $55 million), and the benefit of recognizing full revenue from packaged coffee and tea sales under the direct distribution model in the first quarter of fiscal 2012 (approximately $55 million).

Operating Expenses

Cost of sales as a percentage of total net revenues increased 1,120 basis points for the first quarter of fiscal 2012. The increase was primarily due to higher commodity costs (approximately 950 basis points)

Other operating expenses as a percentage of total net revenues decreased 50 basis points for the first quarter of fiscal 2012. The decrease was primarily due to sales leverage.

Income from equity investees increased 18% over the prior period, but declined as a percentage of total net revenues primarily due to the accelerated growth in segment revenues.

The above changes contributed to an overall decrease in operating margin of 1,270 basis points for the first quarter of fiscal 2012.

Other

	Quarter Ended
	Jan 1, 2012	Jan 2, 2011	% Change
Total net revenues	$51.6	$47.9	7.7%
Cost of sales	33.9	27.5	23.3
Other operating expenses	16.1	26.5	(39.2)
Depreciation and amortization expenses	18.1	12.5	44.8
General and administrative expenses	148.0	148.6	(0.4)

Total operating expenses	216.1	215.1	0.5
Income/(loss) from equity investees	—	(0.2)	(100.0)

Operating loss	$(164.5)	$(167.4)	1.7%

Other includes operating results from Seattle’s Best Coffee , Evolution Fresh, Digital Ventures, and expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to, or managed by, any segment and are not included in the reported financial results of the operating segments.

Total Other net revenues for the first quarter of fiscal 2012 increased $4 million due to the addition of the operating results from Evolution Fresh, which was acquired during the first quarter of fiscal 2012, partially offset by a reduction in revenues from Seattle’s Best Coffee due to the closure of stores in Borders bookstores.

Operating expenses remained relatively flat for the quarter, resulting in a slight reduction (approximately $3 million) in the total operating loss for the first quarter of fiscal 2012.

Fiscal First Quarter 2012 Store Data

Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period Quarter Ended		Stores open as of
	Jan 1, 2012	Jan, 2 2011	Jan 1, 2012	Jan, 2 2011
Americas
Company-operated Stores	11	6	7,634	7,586
Licensed Stores	84	52	4,860	5,096

	95	58	12,494	12,682

China and Asia Pacific
Company-operated Stores	35	23	547	462
Licensed Stores	86	39	2,420	2,180

	121	62	2,967	2,642

EMEA
Company-operated Stores	8	9	904	879
Licensed Stores	17	22	879	806

	25	31	1,783	1,685

Total	241	151	17,244	17,009

Financial Condition, Liquidity and Capital Resources

Investment Overview

Starbucks cash and short-term investments totaled $2.3 billion and $2.1 billion as of January 1, 2012 and October 2, 2011, respectively. As of January 1, 2012, approximately $376.1 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $47 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consist predominantly of US Treasury securities, commercial paper, corporate bonds, US Agency securities, and certificates of deposit.

Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers, as well as certificates of deposits. We also have investments in auction rate securities (“ARS”), all of which are classified as long-term. ARS totaling $28 million were outstanding as of January 1, 2012 and October 2, 2011, respectively.

Borrowing capacity

Starbucks $500 million unsecured credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of January 1, 2012 and October 2, 2011, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of January 1, 2012 and October 2, 2011, we were in compliance with each of these covenants.

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

Other than normal operating expenses, cash requirements for the remainder of fiscal 2012 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; new company-operated stores; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2012 are expected to be in the range of approximately $800 million to $900 million.

During the first quarter of fiscal 2012, Starbucks declared a $0.17 per share cash dividend to shareholders of record as of February 8, 2012, which will be paid on February 24, 2012. Starbucks repurchased 0.4 million shares of common stock ($15.7 million) during the first quarter of fiscal 2012 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of January 1, 2012 totaled 24.0 million.

Cash Flows

Cash provided by operating activities was $466.3 million for the first quarter of fiscal 2012, compared to $673.6 million for the same period in fiscal 2011. The decrease was primarily due to increased payments of our accounts payable and an increase in inventories, partially offset by higher net earnings for the period.

Cash used by investing activities for the first quarter of fiscal 2012 totaled $19.7 million, compared to $36.8 million for the same period in fiscal 2011. The decrease was primarily due to increased inflows from maturing investments, offset by the reinvestment of cash into new investment securities. Also contributing was cash paid to acquire Evolution Fresh during the quarter and an increase in capital expenditures, primarily for remodeling and renovating existing company-operated stores and opening new retail stores.

Cash used by financing activities for the first quarter of fiscal 2012 totaled $26.6 million, compared to $9.9 million for the same period in fiscal 2011. The increase was primarily due to an increase in cash returned to shareholders through dividend payments and common share repurchases in fiscal 2011. The increase was partially offset by an increase in the excess tax benefit from exercise of stock options, as a result of more option exercises during the period.

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

During the first quarter of fiscal 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (January 1, 2012).

We are in the process of implementing new and upgraded financial information technology systems. As a part of this effort, during the first quarter of fiscal 2012, we began implementing Hyperion, a suite of financial applications involving: (1) Hyperion Financial Management for financial consolidations and the system of record for external reporting; (2) Hyperion Planning for planning and forecasting; and (3) Essbase for management reporting. This update has resulted in changes to our business processes and related internal controls over financial reporting. Management has taken the necessary steps to update the design and documentation of internal control processes and procedures relating to the system update to supplement and complement existing internal controls. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

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

While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks in the arbitration or to resolve the matter. At this time, the Company is unable to estimate the range of possible outcomes with respect to the arbitration as we have not received any statement or articulation of damages from Kraft nor have we estimated the damages to Starbucks caused by Kraft’s breaches. In light of recent changes to the discovery schedule, information in this regard is now expected to be available in early April 2012. And, although Kraft disclosed to the press and in federal court filings a $750 million offer Starbucks made to Kraft in August 2010 to avoid litigation and ensure a smooth transition of the business, the figure is not a proper basis upon which to estimate a possible outcome of the arbitration but was based upon facts and circumstances at the time. Kraft rejected the offer immediately and did not provide a counter-offer, effectively ending the discussions between the parties with regard to any payment. Moreover, the offer was made prior to our investigation of Kraft’s breaches and without consideration of Kraft’s continuing failure to comply with material terms of the agreements.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended January 1, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period(1)
October 3, 2011 — October 30, 2011	430,900	$36.49	430,900	24,015,356
October 31, 2011 — November 27, 2011	0	0.00	0	24,015,356
November 28, 2011 — January 1, 2012	0	0.00	0	24,015,356

Total	430,900	$36.49	430,900

(1)	Monthly information is presented by reference to Starbucks fiscal months during the first quarter of fiscal 2012.
(2)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of up to an additional 15 million shares, on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares and on November 3, 2011 we publicly announced the authorization of up to an additional 20 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit	Filed Herewith

10.1	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011	10-K	0-20322	11-18-2011	10.11	—

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended January 1, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 31, 2012

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer