Form 10-Q
period 2012-04-01
STARBUCKS CORP
filed 2012-05-02
CIK 829224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 25, 2012
Common Stock, par value $0.001 per share	758.5 million

STARBUCKS CORPORATION

FORM 10-Q

For the Quarterly Period Ended April 1, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share data)

(unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 1,	Apr 3,	Apr 1,	Apr 3,
	2012	2011	2012	2011
Net revenues:
Company-operated stores	$2,521.2	$2,293.5	$5,253.0	$4,744.8
Licensed stores	290.3	237.8	596.9	491.9
CPG, foodservice and other	384.4	254.4	781.9	499.8

Total net revenues	3,195.9	2,785.7	6,631.8	5,736.5
Cost of sales including occupancy costs	1,411.9	1,171.2	2,908.0	2,363.5
Store operating expenses	956.5	867.2	1,952.2	1,755.2
Other operating expenses	105.3	98.9	212.0	189.0
Depreciation and amortization expenses	137.1	129.0	271.9	256.7
General and administrative expenses	206.9	181.6	398.4	366.8

Total operating expenses	2,817.7	2,447.9	5,742.5	4,931.2
Income from equity investees	52.2	38.3	97.1	72.7

Operating income	430.4	376.1	986.4	878.0
Interest income and other, net	35.3	19.9	58.5	34.2
Interest expense	(8.8)	(7.1)	(17.4)	(15.0)

Earnings before income taxes	456.9	388.9	1,027.5	897.2
Income taxes	146.8	126.5	335.2	287.3

Net earnings including noncontrolling interests	310.1	262.4	692.3	609.9
Net earnings attributable to noncontrolling interests	0.2	0.8	0.4	1.8

Net earnings attributable to Starbucks	$309.9	$261.6	$691.9	$608.1

Earnings per share - basic	$0.41	$0.35	$0.92	$0.81
Earnings per share - diluted	$0.40	$0.34	$0.90	$0.79
Weighted average shares outstanding:
Basic	754.6	750.3	751.3	748.0
Diluted	773.3	771.8	770.9	769.3
Cash dividends declared per share	$0.17	$0.13	$0.34	$0.26

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(unaudited)

	Apr 1,	Oct 2,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,432.2	$1,148.1
Short-term investments	802.1	902.6
Accounts receivable, net	437.4	386.5
Inventories	1,205.0	965.8
Prepaid expenses and other current assets	259.6	161.5
Deferred income taxes, net	215.2	230.4

Total current assets	4,351.5	3,794.9
Long-term investments	145.9	107.0
Equity and cost investments	393.8	372.3
Property, plant and equipment, net	2,382.5	2,355.0
Other assets	392.1	409.6
Goodwill	340.7	321.6

TOTAL ASSETS	$8,006.5	$7,360.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$388.3	$540.0
Accrued liabilities	896.3	940.9
Insurance reserves	155.9	145.6
Deferred revenue	530.9	449.3

Total current liabilities	1,971.4	2,075.8
Long-term debt	549.6	549.5
Other long-term liabilities	348.8	347.8

Total liabilities	2,869.8	2,973.1
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 757.9 and 744.8 shares, respectively (includes 3.4 common stock units in both periods)	0.8	0.7
Additional paid-in capital	359.3	40.5
Retained earnings	4,732.1	4,297.4
Accumulated other comprehensive income	41.7	46.3

Total shareholders’ equity	5,133.9	4,384.9
Noncontrolling interests	2.8	2.4

Total equity	5,136.7	4,387.3

TOTAL LIABILITIES AND EQUITY	$8,006.5	$7,360.4

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Two Quarters Ended
	Apr 1,	Apr 3,
	2012	2011
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$692.3	$609.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	287.9	271.6
Deferred income taxes, net	44.6	49.1
Income earned from equity method investees, net of distributions	(18.2)	(7.4)
Stock-based compensation	76.0	71.2
Other	(0.8)	21.1
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(236.5)	(226.2)
Accounts payable	(159.3)	46.1
Accrued liabilities	(34.2)	(107.5)
Deferred revenue	81.6	70.7
Prepaid expenses, other current assets and other assets	(157.8)	(129.1)

Net cash provided by operating activities	575.6	669.5
INVESTING ACTIVITIES:
Purchase of investments	(1,240.9)	(105.0)
Maturities and calls of investments	1,306.9	214.6
Acquisitions, net of cash acquired	(29.7)	0.0
Additions to property, plant and equipment, net	(313.8)	(239.1)
Other	(9.5)	(9.6)

Net cash used by investing activities	(287.0)	(139.1)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	123.8	126.4
Excess tax benefit from exercise of stock options	135.2	67.6
Cash dividends paid	(255.0)	(194.3)
Repurchase of common stock	(15.7)	(60.5)
Other	(0.2)	(0.5)

Net cash used by financing activities	(11.9)	(61.3)
Effect of exchange rate changes on cash and cash equivalents	7.4	12.1

Net increase in cash and cash equivalents	284.1	481.2
CASH AND CASH EQUIVALENTS:
Beginning of period	1,148.1	1,164.0

End of period	$1,432.2	$1,645.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$17.2	$17.2
Income taxes	$271.2	$267.2

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Summary of Significant Accounting Policies

Financial Statement Preparation

The unaudited condensed consolidated financial statements as of April 1, 2012, and for the quarter and two quarters ended April 1, 2012 and April 3, 2011, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended April 1, 2012 and April 3, 2011 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.

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

In the second quarter of fiscal 2012, we renamed our Global Consumer Products Group (CPG) segment “Channel Development.”

The results of operations for the quarter and two quarters ended April 1, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2012 (“fiscal 2012”).

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. We plan to early adopt this guidance effective for our fiscal 2012 annual goodwill impairment test. The adoption of this guidance will result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our financial statements.

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

In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance became effective for us at the beginning of our second quarter of fiscal 2012. The adoption of this new guidance did not have a material impact on our financial statements.

Reclassifications

Change in shared service allocations

Effective at the beginning of fiscal 2012, we implemented the previously announced strategic realignment of our organizational structure designed to accelerate our global growth strategy. A president for each region, reporting directly to our chief executive officer, now oversees the company-operated retail business working closely with both the licensed and joint-venture business partners in each market. The regional presidents also work closely with our Channel Development team to continue building out our brands and channels in each region.

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

	Quarter Ended Apr 3, 2011			Two Quarters Ended Apr 3, 2011
	As Filed	Reclass	As Adjusted	As Filed	Reclass	As Adjusted
Total net revenues	$2,785.7	$0.0	$2,785.7	$5,736.5	$0.0	$5,736.5
Cost of sales including occupancy costs	1,180.1	(8.9)	1,171.2	2,380.9	(17.4)	2,363.5
Store operating expenses	885.4	(18.2)	867.2	1,791.0	(35.8)	1,755.2
Other operating expenses	101.1	(2.2)	98.9	193.7	(4.7)	189.0
Depreciation and amortization expenses	129.0	0.0	129.0	256.7	0.0	256.7
General and administrative expenses	152.3	29.3	181.6	308.9	57.9	366.8

Total operating expenses	2,447.9	0.0	2,447.9	4,931.2	0.0	4,931.2
Income from equity investees	38.3	0.0	38.3	72.7	0.0	72.7

Operating income	$376.1	$0.0	$376.1	$878.0	$0.0	$878.0

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

Evolution Fresh is its own operating segment and is reported in “Other” along with our Seattle’s Best Coffee operating segment, our Digital Ventures business, and unallocated corporate expenses.

Note 3: Derivative Financial Instruments

Cash Flow Hedges

Net derivative losses of $23.1 million and $11.1 million, net of taxes, were included in accumulated other comprehensive income as of April 1, 2012 and October 2, 2011, respectively, related to cash flow hedges. Included in the net derivative losses for the quarter was the impact of cash flow derivative instruments entered into during the period to hedge portions of our future coffee purchases. Of the net derivative losses accumulated as of April 1, 2012, $5.7 million pertains to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges during the year-to-date periods in fiscal 2012 and 2011 was not material. Outstanding contracts will expire within 18 months.

Net Investment Hedges

Net derivative losses of $27.8 million and $34.2 million, net of taxes, were included in accumulated other comprehensive income as of April 1, 2012 and October 2, 2011, respectively, related to investment derivative hedges. Outstanding contracts will expire within 36 months.

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

The following table presents the pretax effect of derivative instruments on earnings and other comprehensive income for the quarter and two quarters ended (in millions):

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Quarter Ended:
Gain/(Loss) recognized in earnings	$(2.8)	$(3.3)	$0.0	$0.0	$(5.7)	$(1.2)
Gain/(Loss) recognized in OCI	$(15.2)	$0.2	$10.3	$3.7

	Cash Flow Hedges		Net Investment Hedges		Other Derivatives
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Two Quarters Ended:
Gain/(Loss) recognized in earnings	$(5.9)	$(6.2)	$0.0	$0.0	$4.0	$0.5
Gain/(Loss) recognized in OCI	$(16.5)	$(8.1)	$10.3	$0.1

The amounts shown as recognized in earnings for cash flow and net investment hedges represent the realized gains/(losses) transferred out of other comprehensive income (“OCI”) to earnings during the year. The amounts shown as recognized in OCI are prior to these transfers of realized gains/(losses) to earnings.

Notional amounts of outstanding derivative contracts as of April 1, 2012:

•	$416 million in foreign exchange contracts

•	$200 million in coffee contracts

•	$31 million in dairy contracts

•	$16 million in diesel contracts

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at April 1, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$70.0	$0.0	$70.0	$0.0
Commercial paper	137.9	0.0	137.9	0.0
Corporate debt securities	67.4	0.0	67.4	0.0
Government treasury securities	399.7	399.7	0.0	0.0
Certificates of deposit	68.4	0.0	68.4	0.0

Total available-for-sale securities	743.4	399.7	343.7	0.0
Trading securities	58.7	58.7	0.0	0.0

Total short-term investments	802.1	458.4	343.7	0.0
Long-term investments:
Agency obligations	14.0	0.0	14.0	0.0
Corporate debt securities	72.0	0.0	72.0	0.0
State and local government obligations	28.3	0.0	0.0	28.3
Certificates of deposit	31.6	0.0	31.6	0.0

Total long-term investments	145.9	0.0	117.6	28.3

Total	$948.0	$458.4	$461.3	$28.3

Liabilities:
Derivatives	$22.9	$0.0	$22.9	$0.0

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$20.0	$0.0	$20.0	$0.0
Commercial paper	87.0	0.0	87.0	0.0
Corporate debt securities	78.0	0.0	78.0	0.0
Government treasury securities	606.0	606.0	0.0	0.0
Certificates of deposit	64.0	0.0	64.0	0.0

Total available-for-sale securities	855.0	606.0	249.0	0.0
Trading securities	47.6	47.6	0.0	0.0

Total short-term investments	902.6	653.6	249.0	0.0
Long-term investments:
Corporate debt securities	67.0	0.0	67.0	0.0
State and local government obligations	28.0	0.0	0.0	28.0
Certificates of deposit	12.0	0.0	12.0	0.0

Total long-term investments	107.0	0.0	79.0	28.0

Total	$1,009.6	$653.6	$328.0	$28.0

Liabilities:
Derivatives	$31.5	$0.0	$31.5	$0.0

Gross unrealized holding gains and losses were not material as of April 1, 2012 and October 2, 2011.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured using Level 3 inputs described above are comprised entirely of our auction rate securities (“ARS”). No transfers among the levels within the fair value hierarchy occurred during the second quarter of fiscal 2012.

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

During the quarter and two quarters ended April 1, 2012 and April 3, 2011, we recognized fair market value adjustments with a charge to earnings for these assets as follows (in millions):

	Quarter Ended Apr 1, 2012			Two Quarters Ended Apr 1, 2012
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$2.8	($1.7)	$1.1	$3.3	($2.0)	$1.3

	Quarter Ended Apr 3, 2011			Two Quarters Ended Apr 3, 2011
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$0.0	$0.0	$0.0	$1.1	($0.9)	$0.2
Other assets (2)	$10.2	($6.5)	$3.7	$24.2	($20.5)	$3.7

(1)	These assets primarily consist of leasehold improvements in underperforming stores. The fair value was determined using a discounted cash flow model based on expected future store revenues and operating costs, using internal projections. The resulting impairment charge was included in store operating expenses.
(2)	The fair value was determined using a discounted cash flow model based on future expected revenues and operating costs, using internal projections. The resulting impairment charge was included in other operating expenses.

Fair Value of Other Financial Instruments

The estimated fair value of the $550 million of 6.25% Senior Notes based on the quoted market price (Level 2) was approximately $654 million and $648 million as of April 1, 2012 and October 2, 2011, respectively.

Note 5: Inventories (in millions)

	Apr 1, 2012	Oct 2, 2011	Apr 3, 2011
Coffee:
Unroasted	$708.1	$431.3	$409.0
Roasted	234.7	246.5	144.2
Other merchandise held for sale	131.3	150.8	99.4
Packaging and other supplies	130.9	137.2	119.8

Total	$1,205.0	$965.8	$772.4

Inventory levels vary due to seasonality driven primarily by the holiday season, commodity market supply and price variations, and changes in our use of fixed-price and price-to-be-fixed coffee contracts. Also contributing to the increase in inventory over the prior year period was the growth of our CPG business.

As of April 1, 2012, we had committed to purchasing green coffee totaling $615 million under fixed-price contracts and an estimated $319 million under price-to-be-fixed contracts. Depending on market conditions, we also enter into futures contracts to mitigate the price uncertainty of a portion of the price-to-be-fixed contracts. As of April 1, 2012, approximately $200 million of our price-to-be-fixed contracts were effectively fixed through the use of these hedging instruments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6: Supplemental Balance Sheet Information (in millions)

	Apr 1, 2012	Oct 2, 2011
Property, Plant and Equipment, net
Land	$44.8	$44.8
Buildings	221.6	218.5
Leasehold improvements	3,753.1	3,617.7
Store equipment	1,148.0	1,101.8
Roasting equipment	309.1	295.1
Furniture, fixtures and other	791.9	757.8
Work in progress	167.5	127.4

	6,436.0	6,163.1
Less accumulated depreciation	(4,053.5)	(3,808.1)

Property, plant and equipment, net	$2,382.5	$2,355.0

	Apr 1, 2012	Oct 2, 2011
Other Assets
Other intangible assets	$112.5	$111.9
Other assets	279.6	297.7

Total other assets	$392.1	$409.6

	Apr 1, 2012	Oct 2, 2011
Accrued Liabilities
Accrued compensation and related costs	$347.8	$364.4
Accrued occupancy costs	128.7	148.3
Accrued taxes	76.6	109.2
Accrued dividend payable	128.8	126.6
Other	214.4	192.4

Total accrued liabilities	$896.3	$940.9

	Apr 1, 2012	Oct 2, 2011
Other Long-Term Liabilities
Deferred rent	$211.3	$215.2
Unrecognized tax benefits	71.2	56.7
Asset retirement obligations	53.2	50.1
Other	13.1	25.8

Total other long-term liabilities	$348.8	$347.8

Note 7: Goodwill (in millions)

Changes in the carrying amount of goodwill by reportable operating segment are as follows (in millions):

	Americas	EMEA	China / Asia Pacific	Channel Development	Other	Total
Balance at October 2, 2011 (1)
Goodwill prior to impairment	$162.9	$63.0	$74.8	$23.8	$5.7	$330.2
Accumulated impairment charges	(8.6)	0.0	0.0	0.0	0.0	(8.6)

Goodwill	$154.3	$63.0	$74.8	$23.8	$5.7	$321.6

Acquisitions	11.8	0.0	0.0	0.0	5.8	17.6
Purchase price adjustment of previous acquisitions	0.0	0.0	0.0	0.0	0.0	0.0
Impairment	0.0	0.0	0.0	0.0	0.0	0.0
Other (2)	1.8	(0.6)	0.3	0.0	0.0	1.5

Balance at April 1, 2012
Goodwill prior to impairment	$176.5	$62.4	$75.1	$23.8	$11.5	$349.3
Accumulated impairment charges	(8.6)	0.0	0.0	0.0	0.0	(8.6)

Goodwill	$167.9	$62.4	$75.1	$23.8	$11.5	$340.7

(1)	In conjunction with the change in reportable operating segments, we reclassified goodwill by segment as of October 2, 2011.
(2)	Other is primarily comprised of changes in the goodwill balance as a result of foreign exchange fluctuations.

Note 8: Equity

Changes in total equity (in millions):

	Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011
Beginning balance of total equity	$4,387.3	$3,682.3
Net earnings including noncontrolling interest	692.3	609.9
Other comprehensive income / (loss)	(4.6)	27.4

Comprehensive income	687.7	637.3
Stock-based compensation expense	77.1	72.3
Exercise of stock options	248.1	182.1
Sale of common stock	9.4	9.3
Repurchase of common stock	(15.7)	(60.5)
Cash dividends declared	(257.2)	(195.6)

Ending balance of total equity	$5,136.7	$4,327.2

Components of accumulated other comprehensive income, net of tax (in millions):

	Apr 1, 2012	Oct 2, 2011
Net unrealized gains / (losses) on available-for-sale securities	$(0.5)	$(0.5)
Net unrealized gains / (losses) on hedging instruments	(50.9)	(45.3)
Translation adjustment	93.1	92.1

Accumulated other comprehensive income	$41.7	$46.3

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of April 1, 2012.

Share repurchase activity (in millions, except for average price data):

	Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011
Number of shares acquired	0.4	1.9
Average price per share of acquired shares	$36.49	$31.97
Total cost of acquired shares	$15.7	$60.5

As of April 1, 2012, 24.0 million shares remained available for repurchase under the current authorization.

During the second quarter of fiscal 2012, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.17 per share to be paid on May 25, 2012 to shareholders of record as of the close of business on May 9, 2012.

Note 9: Employee Stock Plans

As of April 1, 2012, there were 31.8 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans (“ESPP”).

Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Options	$10.1	$14.6	$24.2	$32.5
Restricted Stock Units (“RSUs”)	26.1	20.1	51.8	38.7

Total stock-based compensation	$36.2	$34.7	$76.0	$71.2

Value of awards granted and exercised during the period:

	Quarter Ended		Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Estimated fair value per option granted	$13.15	$10.01	$12.75	$9.50
Weighted average option grant price	$49.94	$33.96	$43.81	$30.93
Weighted average price per option exercised	$15.36	$12.99	$15.69	$13.32
Weighted average RSU grant price	$50.34	$34.21	$43.83	$30.87

Stock option and RSU transactions from October 2, 2011 through April 1, 2012 (in millions):

	Stock Option	RSUs
Options outstanding/Nonvested RSUs, October 2, 2011	45.3	8.3
Granted	3.2	4.0
Options exercised/RSUs vested	(10.7)	(3.9)
Forfeited/expired	(1.4)	(0.6)

Options outstanding/Nonvested RSUs, April 1, 2012	36.4	7.8

Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of April 1, 2012	$53.6	$129.9

Note 10: Earnings Per Share

Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Net earnings attributable to Starbucks	$309.9	$261.6	$691.9	$608.1
Weighted average common shares and common stock units outstanding (for basic calculation)	754.6	750.3	751.3	748.0
Dilutive effect of outstanding common stock options and RSUs	18.7	21.5	19.6	21.3

Weighted average common and common equivalent shares outstanding (for diluted calculation)	773.3	771.8	770.9	769.3

EPS — basic	$0.41	$0.35	$0.92	$0.81
EPS — diluted	$0.40	$0.34	$0.90	$0.79

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled less than 0.1 million as of April 1, 2012 and 2.2 million as of April 3, 2011, respectively.

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

On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claims damages of up to $62.9 million from the loss of sales resulting from Kraft’s failure to use commercially reasonable efforts to market Starbucks coffee, plus attorney fees. Kraft’s expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claims damages of up to $2.9 billion, plus attorney fees. The arbitration is currently set for July 11 through July 31, 2012. Starbucks anticipates a decision by the arbitrator within 30 days thereafter.

At this time, Starbucks believes an unfavorable outcome with respect to the arbitration is not probable, but as noted above is reasonably possible. As also noted above, Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement without compensation to Kraft. In addition, Starbucks believes Kraft’s damage estimates are highly inflated and based upon faulty analysis. As a result, we cannot reasonably estimate the possible loss. Accordingly, no loss contingency has been recorded for this matter.

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

The three-region structure includes: 1) Americas, inclusive of the US, Canada, and Latin America; 2) China/Asia Pacific (“CAP”); and 3) Europe, Middle East, and Africa, collectively referred to as the “EMEA” region. Our ceo, who is our chief operating decision maker (“CODM”) manages these businesses, evaluates financial results, and makes key operating decisions based on the new organizational structure. Accordingly, beginning with the first quarter of fiscal 2012, we revised our reportable operating segments from 1) US, 2) International, and 3) Global Consumer Products Group to 1) Americas, 2) CAP, 3) EMEA, and 4) Global Consumer Products Group. In the second quarter of fiscal 2012, we renamed our Global Consumer Products Group segment “Channel Development.” Segment revenues as a percentage of total net revenues for the first two quarters of fiscal 2012 were as follows: Americas (75%), EMEA (9%), China / Asia Pacific (5%), and Channel Development (10%).

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

Channel Development

Channel Development operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas globally. Channel Development operations also produce and sell a variety of ready-to-drink beverages, Starbucks VIA® Ready Brew, Starbucks® coffee K-Cup® packs, and Starbucks® super-premium ice creams. The US foodservice business, which is included in the Channel Development segment, sells coffee and other related products to institutional foodservice companies.

Other

Other includes Seattle’s Best Coffee, Evolution Fresh, Digital Ventures, and unallocated corporate expenses that pertain to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, and are not included in the reported financial results of the operating segments.

The table below presents financial information for our reportable operating segments and Other for the quarter and two quarters ended April 1, 2012 and April 3, 2011, including the reclassifications discussed in Note 1 (in millions):

Quarter Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	Other	Total
April 1, 2012
Total net revenues	$2,374.7	$272.4	$174.6	$321.5	$52.7	$3,195.9
Depreciation and amortization expenses	97.2	14.3	5.6	0.3	19.7	137.1
Income (loss) from equity investees	2.1	0.0	32.9	17.2	0.0	52.2
Operating income/(loss)	463.0	(5.5)	69.5	81.7	(178.3)	430.4
April 3, 2011
Total net revenues	$2,164.8	$239.7	$131.8	$204.7	$44.7	$2,785.7
Depreciation and amortization expenses	98.1	13.0	4.5	0.6	12.8	129.0
Income (loss) from equity investees	1.7	1.9	20.8	14.6	(0.7)	38.3
Operating income/(loss)	419.9	7.7	43.7	67.2	(162.4)	376.1

Two Quarters Ended

April 1, 2012
Total net revenues	$4,953.2	$575.6	$341.5	$657.3	$104.2	$6,631.8
Depreciation and amortization expenses	194.3	28.5	10.6	0.7	37.8	271.9
Income (loss) from equity investees	2.1	0.3	60.5	34.2	0.0	97.1
Operating income/(loss)	1,026.0	14.4	127.4	161.3	(342.7)	986.4
April 3, 2011
Total net revenues	$4,492.7	$498.8	$252.5	$399.9	$92.6	$5,736.5
Depreciation and amortization expenses	196.3	25.2	8.6	1.4	25.2	256.7
Income (loss) from equity investees	1.7	4.2	38.8	28.9	(0.9)	72.7
Operating income/(loss)	946.9	32.9	89.7	138.2	(329.7)	878.0

The following table reconciles the total of operating income in the table above to consolidated earnings before income taxes (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Operating income	$430.4	$376.1	$986.4	$878.0
Interest income and other, net	35.3	19.9	58.5	34.2
Interest expense	(8.8)	(7.1)	(17.4)	(15.0)

Earnings before income taxes	$456.9	$388.9	$1,027.5	$897.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating income, operating margins, comparable store sales, sales leverage, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of international operations, including China, profitable growth opportunities, strategic acquisitions, changes to the organizational and leadership structures, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft to a direct distribution model, liquidity, cash flow from operations, anticipated store openings and closings, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation and distribution, tax rates, and economic conditions in the US and other international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.

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

Overview

Starbucks results for the second quarter of fiscal 2012 demonstrate the combined strength of our business and the power of the Starbucks brand. Total net revenues increased 15% to $3.2 billion driven by global comparable store sales growth of 7%, comprised of a 6% increase in traffic and a 1% increase in average ticket. Also contributing to the revenue growth was an increase in revenues from our Channel Development segment (formerly “Consumer Products Group” segment) of 57%, driven by the launch of Starbucks- and Tazo-branded K-Cup® packs and the impact of the transition of packaged coffee to the direct distribution model in the second quarter of fiscal 2011. Diluted earnings per share increased 18% to $0.40, despite continued pressure from commodity costs, which negatively impacted operating income and operating margin by approximately $64 million and 200 basis points, respectively.

The Americas segment performed well for the second quarter with a 10% increase in revenues over the prior year, primarily due to strong comparable store sales growth of 8%, driven almost entirely by an increase in traffic of 7%. This growth in traffic demonstrates our continued focus on operational excellence, the continued success of our warming program, and the accelerating benefit of the My Starbucks RewardsTM program. This sales growth generated increased sales leverage, which helped to offset higher commodity costs. Looking forward, we expect to continue driving sales growth and profitability through continued store efficiency efforts, expanding our pipeline of new product offerings, accelerating new store development, and finding opportunities to increase revenues throughout all dayparts.

EMEA segment results reflect both the investments we have begun making as part of our transformation plan for the region, as well as the macro-economic headwinds we, and others, face there. This resulted in negative 1% comparable store sales and an operating loss of $5.5 million for the quarter. We expect these investments will result in improved operating performance as we progress on our plan towards mid-teens operating margin; however, this turnaround will take time to gain traction.

CAP segment revenues increased 32%, driven by new store growth and comparable store sales growth of 18%. China continues to be the primary driver of the increase in revenues in the region and saw a 22% increase in comparable store sales for the quarter. This revenue growth contributed to operating income improvement of 59%. China continues to be a significant growth opportunity for Starbucks as we remain on track for our goal of 1,500 stores by 2015.

Our Channel Development segment represents another important, profitable growth opportunity for us. Channel Development results continued to be a solid contributor to overall revenue growth with a 57% increase in revenues largely resulting from sales of Starbucks- and Tazo-branded K-Cup® packs and our transition to a direct distribution model for packaged coffee, which occurred during the second quarter of fiscal 2011. High commodity costs continued to be a significant drag on operating margin; however, despite these higher costs, operating income increased $15 million to $82 million for the second quarter of fiscal 2012. We expect continued innovation and new product offerings such as Evolution Fresh juices, the Verismo® system by Starbucks, and Starbucks Refreshers TM beverages, will drive further growth and profitability within this segment.

Comparable Store Sales

Comparable store sales for the second quarter and the first two quarters of fiscal 2012 are as follows:

	Quarter Ended Apr 1, 2012			Two Quarters Ended Apr 1, 2012
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	7%	6%	1%	8%	7%	1%
Americas	8%	7%	1%	8%	7%	1%
EMEA	(1%)	0%	0%	1%	1%	0%
China / Asia Pacific	18%	14%	4%	19%	14%	4%

Our comparable store sales represent the growth in revenue from company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.

Fiscal 2012 — Financial Outlook for the Year

For fiscal year 2012, we expect revenue growth driven by mid-single-digit comparable store sales growth, net new store openings and strong growth in the Channel Development business. Licensed stores will comprise between one-half and two-thirds of new store openings in the Americas, EMEA and China / Asia Pacific regions.

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

Results of Operations (in millions)

Revenues

	Quarter Ended			Two Quarters Ended
	Apr 1,	Apr 3,	%	Apr 1,	Apr 3,	%
	2012	2011	Change	2012	2011	Change
Company-operated stores	$2,521.2	$2,293.5	9.9%	$5,253.0	$4,744.8	10.7%
Licensed stores	290.3	237.8	22.1	596.9	491.9	21.3
CPG, foodservice and other	384.4	254.4	51.1	781.9	499.8	56.4

Total net revenues	$3,195.9	$2,785.7	14.7%	$6,631.8	$5,736.5	15.6%

Total net revenues for the second quarter and the first two quarters of fiscal 2012 increased $410 million and $895 million, respectively, primarily driven by increased revenues from company-operated stores (contributing approximately $228 million and $508 million, respectively). An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for both periods (approximately 7%, or $167 million, for the second quarter and approximately 8%, or $383 million, for the first two quarters).

Also contributing to the increase in total net revenues was higher revenues from licensed stores of $53 million and $105 million, for the second quarter and first two quarters of fiscal 2012, respectively. These increases were primarily due to higher royalty revenues from and product sales to our licensees, resulting from improved comparable store sales and the opening of 359 net new licensed stores over the last 12 months.

CPG, foodservice and other revenue increased $130 million and $282 million, for the second quarter and first two quarters of fiscal 2012, respectively. These increases were primarily due to sales of Starbucks- and Tazo-branded K-Cup® packs launched in the CPG channel on November 1, 2012 (approximately $65 million for the second quarter and approximately $120 million for the first two quarters) and the impact of recognizing full revenue from packaged coffee and tea sales under the direct distribution model (approximately $30 million for the second quarter and approximately $76 million for the first two quarters).

Operating Expenses

	Quarter Ended				Two Quarters Ended
	Apr 1,	Apr 3,	Apr 1,	Apr 3,	Apr 1,	Apr 3,	Apr 1,	Apr 3,
	2012	2011	2012	2011	2012	2011	2012	2011
			% of Total				% of Total
			Net Revenues				Net Revenues
Cost of sales including occupancy costs	$1,411.9	$1,171.2	44.2%	42.0%	$2,908.0	$2,363.5	43.8%	41.2%
Store operating expenses	956.5	867.2	29.9	31.1	1,952.2	1,755.2	29.4	30.6
Other operating expenses	105.3	98.9	3.3	3.6	212.0	189.0	3.2	3.3
Depreciation and amortization expenses	137.1	129.0	4.3	4.6	271.9	256.7	4.1	4.5
General and administrative expenses	206.9	181.6	6.5	6.5	398.4	366.8	6.0	6.4

Total operating expenses	2,817.7	2,447.9	88.2	87.9	5,742.5	4,931.2	86.6	86.0
Income from equity investees	52.2	38.3	1.6	1.4	97.1	72.7	1.5	1.3

Operating income	$430.4	$376.1	13.5%	13.5%	$986.4	$878.0	14.9%	15.3%
Store operating expenses as a % of related revenues			37.9%	37.8%			37.2%	37.0%

Cost of sales including occupancy costs as a percentage of total net revenues increased 220 basis points and 260 basis points for the second quarter and first two quarters of fiscal 2012, respectively, primarily due to increased commodity costs (approximately 200 basis points for the second quarter and approximately 250 basis points for the first two quarters), mainly driven by higher coffee costs.

Store operating expenses as a percentage of total net revenues decreased 120 basis points for the second quarter and first two quarters of fiscal 2012, primarily due to increased Channel Development revenues and licensed stores revenues. Store operating expenses as a percentage of company-operated store revenues increased 10 basis points for the second quarter and 20 basis points for the first two quarters, primarily due to higher debit card transaction fees (approximately 20 basis points for both periods), offset by increased sales leverage.

Other operating expenses as a percentage of total net revenues decreased 30 basis points for the second quarter and 10 basis points for the first two quarters of fiscal 2012, primarily driven by the absence of charges in fiscal 2012 related to the Seattle’s Best Coffee store closures in Borders bookstores (approximately 40 basis points for both periods).

Income from equity investees increased $14 million for the second quarter and $24 million for the first two quarters of fiscal 2012, primarily due to improved performance from our joint venture operations.

Partially offsetting the decrease in operating margin from the other line items mentioned above was sales leverage resulting in lower depreciation and amortization expenses as a percentage of total revenues for both periods and lower general and administrative expenses as a percentage of total revenues for the first two quarters. The combination of these changes resulted in no change to operating margin for the second quarter and a decrease of 40 basis points for the first two quarters of fiscal 2012.

Other Income and Expenses

	Quarter Ended				Two Quarters Ended
	Apr 1,	Apr 3,	Apr 1,	Apr 3,	Apr 1,	Apr 3,	Apr 1,	Apr 3,
	2012	2011	2012	2011	2012	2011	2012	2011
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating income	$430.4	$376.1	13.5%	13.5%	$986.4	$878.0	14.9%	15.3%
Interest income and other, net	35.3	19.9	1.1	0.7	58.5	34.2	0.9	0.6
Interest expense	(8.8)	(7.1)	(0.3)	(0.3)	(17.4)	(15.0)	(0.3)	(0.3)

Earnings before income taxes	456.9	388.9	14.3	14.0	1,027.5	897.2	15.5	15.6
Income taxes	146.8	126.5	4.6	4.5	335.2	287.3	5.1	5.0

Net earnings including noncontrolling interests	310.1	262.4	9.7	9.4	692.3	609.9	10.4	10.6
Net earnings (loss) attributable to noncontrolling interest	0.2	0.8	0.0	0.0	0.4	1.8	0.0	0.0

Net earnings attributable to Starbucks	$309.9	$261.6	9.7%	9.4%	$691.9	$608.1	10.4%	10.6%
Effective tax rate including noncontrolling interest			32.1%	32.5%			32.6%	32.0%

For the second quarter and first two quarters of fiscal 2012, net interest income and other increased $15 million and $24 million, respectively. These increases were primarily driven by the recognition of income associated with unredeemed gifts cards due to a recent court ruling relating to state unclaimed property laws (approximately $29 million).

The effective tax rate for the quarter ended April 1, 2012 was 32.1% as compared to 32.5% for the same quarter in fiscal 2011. The decrease in the rate was primarily driven by increased income in certain foreign jurisdictions that have lower tax rates. The effective tax rate for the first two quarters ended April 1, 2012 was 32.6% as compared to 32.0% for the same period in fiscal 2011. The increase in the rate was due to a benefit recognized in fiscal 2011 from releasing certain tax reserves, partially offset by increased income in certain foreign jurisdictions with lower tax rates in fiscal 2012.

Segment Information

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment (in millions):

Americas

	Quarter Ended				Two Quarters Ended
	Apr 1,	Apr 3,	Apr 1,	Apr 3,	Apr 1,	Apr 3,	Apr 1,	Apr 3,
	2012	2011	2012	2011	2012	2011	2012	2011
			% of Americas				% of Americas
			Net Revenues				Net Revenues
Total net revenues	$2,374.7	$2,164.8			$4,953.2	$4,492.7
Cost of sales including occupancy costs	941.6	845.6	39.7%	39.1%	1,948.3	1,721.5	39.3%	38.3%
Store operating expenses	837.4	770.1	35.3	35.6	1,712.2	1,565.7	34.6	34.8
Other operating expenses	18.7	18.7	0.8	0.9	39.2	36.6	0.8	0.8
Depreciation and amortization expenses	97.2	98.1	4.1	4.5	194.3	196.3	3.9	4.4
General and administrative expenses	18.9	14.1	0.8	0.7	35.3	27.4	0.7	0.6

Total operating expenses	1,913.8	1,746.6	80.6	80.7	3,929.3	3,547.5	79.3	79.0
Income from equity investees	2.1	1.7	0.1	0.1	2.1	1.7	0.0	0.0

Operating income	$463.0	$419.9	19.5%	19.4%	$1,026.0	$946.9	20.7%	21.1%
Store operating expenses as a % of related revenues			38.6%	38.5%			37.8%	37.7%

Revenues

Americas total net revenues for the second quarter and first two quarters of fiscal 2012 increased $210 million and $461 million, respectively, representing an increase of 10% over the same periods of fiscal 2011. These increases were primarily driven by increased revenues from company-operated stores (contributing approximately $167 million for the second quarter and $376 million for the first two quarters) and licensed stores (contributing approximately $42 million for the second quarter and $85 million for the first two quarters).

An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for both periods (approximately 8%, or $152 million, for the second quarter and approximately 8%, or $347, million for the first two quarters). The increase in licensed store revenues was primarily due to increased royalty revenues from and product sales to licensees (approximately $35 million for the second quarter and $75 million for the first two quarters), resulting from improved comparable store sales and net new store openings.

Operating Expenses

Cost of sales including occupancy costs as a percentage of total net revenues increased 60 basis points and 100 basis points for the second quarter and first two quarters of fiscal 2012, respectively. These increases were primarily due to higher commodity costs (approximately 150 basis points for the second quarter and approximately 190 basis points for the first two quarters), mainly driven by higher coffee costs, partially offset by increased sales leverage on occupancy costs (approximately 90 basis points for the second quarter and approximately 80 basis points for the first two quarters).

Store operating expenses as a percentage of total net revenues decreased 30 basis points for the second quarter and 20 basis points for the first two quarters of fiscal 2012, primarily due to increased licensed stores revenues. Store operating expenses as a percentage of company-operated store revenues increased 10 basis points for the second quarter and first two quarters of fiscal 2012. These increases were primarily due to higher debit card transaction fees (approximately 20 basis points for both periods) and increased advertising and marketing expenses (approximately 20 basis points for both periods), partially offset by increased sales leverage.

Offsetting the decrease in operating margin from the other line items mentioned above was increased sales leverage on depreciation and amortization (approximately 40 basis points for the second quarter and approximately 50 basis points for the first two quarters). The combination of these changes contributed to an overall increase in operating margin of 10 basis points for the second quarter and a decrease of 40 basis points for the first two quarters of fiscal 2012.

EMEA

	Quarter Ended				Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
			% of EMEA				% of EMEA
			Net Revenues				Net Revenues
Total net revenues	$272.4	$239.7			$575.6	$498.8
Cost of sales including occupancy costs	143.9	121.6	52.8%	50.7%	294.4	244.3	51.1%	49.0%
Store operating expenses	91.9	77.4	33.7	32.3	185.7	154.2	32.3	30.9
Other operating expenses	8.9	7.8	3.3	3.3	17.6	15.9	3.1	3.2
Depreciation and amortization expenses	14.3	13.0	5.2	5.4	28.5	25.2	5.0	5.1
General and administrative expenses	18.9	14.1	6.9	5.9	35.3	30.5	6.1	6.1

Total operating expenses	277.9	233.9	102.0	97.6	561.5	470.1	97.6	94.2
Income from equity investees	0.0	1.9	0.0	0.8	0.3	4.2	0.1	0.8

Operating income	($5.5)	$7.7	(2.0%)	3.2%	$14.4	$32.9	2.5%	6.6%
Store operating expenses as a % of related revenues			39.4%	37.2%			37.3%	35.6%

Revenues

EMEA total net revenues for the second quarter and first two quarters of fiscal 2012 increased 14%, or $33 million, and 15%, or $77 million, respectively, primarily driven by increased revenues from company-operated stores (contributing approximately $25 million for the second quarter and approximately $65 million for the first two quarters). The increase in company-operated store revenues was primarily due to the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria in the fourth quarter of fiscal 2011 (approximately $26 million for the second quarter and approximately $55 million for the first two quarters).

Operating Expenses

Cost of sales including occupancy costs as a percentage of total net revenues increased 210 basis points for the second quarter and first two quarters of fiscal 2012. These increases were primarily driven by higher distribution costs related to the transition to a consolidated distribution center in the UK (approximately 220 basis points for the second quarter and approximately 180 basis points for the first two quarters) and higher commodity costs (approximately 40 basis points for the second quarter and approximately 50 basis points for the first two quarters).

Store operating expenses as a percentage of total net revenues increased 140 basis points for the second quarter and first two quarters of fiscal 2012. These increases were primarily driven by the loss of sales leverage and investments to support the new regional strategic initiatives.

Income from equity investees declined to $0 for the second quarter and $0.3 million for the first two quarters of fiscal 2012, due to the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria.

The above changes contributed to an overall decrease in operating margin of 520 basis points for the second quarter and a decrease of 410 basis points for the first two quarters of fiscal 2012.

China / Asia Pacific

	Quarter Ended				Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
			% of CAP				% of CAP
			Net Revenues				Net Revenues
Total net revenues	$174.6	$131.8			$341.5	$252.5
Cost of sales including occupancy costs	86.8	68.7	49.7%	52.1%	171.2	128.6	50.1%	50.9%
Store operating expenses	27.2	19.7	15.6	14.9	54.3	35.3	15.9	14.0
Other operating expenses	9.7	8.3	5.6	6.3	21.1	15.9	6.2	6.3
Depreciation and amortization expenses	5.6	4.5	3.2	3.4	10.6	8.6	3.1	3.4
General and administrative expenses	8.7	7.7	5.0	5.8	17.4	13.2	5.1	5.2

Total operating expenses	138.0	108.9	79.0	82.6	274.6	201.6	80.4	79.8
Income from equity investees	32.9	20.8	18.8	15.8	60.5	38.8	17.7	15.4

Operating income	$69.5	$43.7	39.8%	33.2%	$127.4	$89.7	37.3%	35.5%
Store operating expenses as a % of related revenues			23.1%	23.9%			23.7%	22.0%

Revenues

China / Asia Pacific total net revenues for the second quarter and first two quarters of fiscal 2012 increased 32%, or $43 million, and 35%, or $89 million, respectively, primarily driven by increased revenues from company-operated stores (contributing approximately $35 million for the second quarter and $68 million for the first two quarters). Also contributing to the increase in revenues was an increase in licensed store revenues, driven by increased royalty revenues from and product sales to licensees (approximately $7 million for the second quarter and approximately $17 million for the first two quarters).

The increase in company-operated store revenues was primarily due to the opening of 98 net new stores in the past 12 months (approximately $17 million for the second quarter and approximately $33 million for the first two quarters) and higher comparable store sales (approximately 18%, or $16 million, for the second quarter and approximately 19%, or $31 million, for the first two quarters).

Operating Expenses

Cost of sales including occupancy costs as a percentage of total net revenues decreased 240 basis points for the second quarter and 80 basis points for the first two quarters of fiscal 2012. These decreases were primarily due to increased sales leverage partially offset by higher commodity costs (approximately 140 basis points for the second quarter and approximately 170 basis points for the first two quarters), driven by increased coffee costs.

Store operating expenses increased 70 basis points as a percentage of total net revenues due to a shift to more company-operated stores in the region. Store operating expenses decreased 80 basis points as a percentage of company-operated stores revenues for the second quarter of fiscal 2012, due primarily to increased sales leverage. Store operating expenses for the first two quarters of fiscal 2012 increased 190 basis points as a percentage of total net revenues and increased 170 basis points as a percentage of company-operated stores revenues. These increases were driven by increased costs associated with the expansion efforts of company-operated stores in mainland China.

The changes in the above line items combined with increased sales leverage on general and administrative expenses (approximately 80 basis points for the second quarter and approximately 10 basis points for the first two quarters) and depreciation and amortization (approximately 20 basis points for the second quarter and approximately 30 basis points for the first two quarters), contributed to an overall increase in operating margin of 660 basis points for the second quarter and an increase of 180 basis points for the first two quarters of fiscal 2012. Also contributing to the overall change was increased income from equity investees.

Channel Development

	Quarter Ended				Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
			% of Channel Development				% of Channel Development
			Net Revenues				Net Revenues
Total net revenues	$321.5	$204.7			$657.3	$399.9
Cost of sales	204.7	113.6	63.7%	55.5%	425.3	219.9	64.7%	55.0%
Other operating expenses	49.3	36.6	15.3	17.9	99.5	66.6	15.1	16.7
Depreciation and amortization expenses	0.3	0.6	0.1	0.3	0.7	1.4	0.1	0.4
General and administrative expenses	2.7	1.3	0.8	0.6	4.7	2.7	0.7	0.7

Total operating expenses	257.0	152.1	79.9	74.3	530.2	290.6	80.7	72.7
Income from equity investees	17.2	14.6	5.3	7.1	34.2	28.9	5.2	7.2

Operating income	$81.7	$67.2	25.4%	32.8%	$161.3	$138.2	24.5%	34.6%

Revenues

Total Channel Development net revenues for the second quarter and the first two quarters of fiscal 2012 increased 57%, or $117 million, and 64%, or $257 million, respectively, primarily due to sales of Starbucks- and Tazo-branded K-Cup® packs (contributing approximately $65 million for the second quarter and approximately $120 million for the first two quarters), and the benefit of recognizing full revenue from packaged coffee sales under the direct distribution model (approximately $23 million for the second quarter and approximately $68 million for the first two quarters).

Operating Expenses

Cost of sales as a percentage of total net revenues increased 820 basis points for the second quarter and 970 for the first two quarters of fiscal 2012, respectively. These increases were primarily due to higher commodity costs (approximately 620 basis points for the second quarter and approximately 790 basis points for the first two quarters).

Other operating expenses as a percentage of total net revenues decreased 260 basis points for the second quarter and 160 basis points for the first two quarters of fiscal 2012. These decreases were primarily due to increased sales leverage largely related to increased revenues from the addition of Starbucks- and Tazo-branded K-Cup® packs.

The above changes contributed to an overall decrease in operating margin of 740 basis points for the second quarter and 1,010 basis points for the first two quarters of fiscal 2012.

Other

	Quarter Ended			Two Quarters Ended
	Apr 1, 2012	Apr 3, 2011	% Change	Apr 1, 2012	Apr 3, 2011	% Change
Total net revenues	$52.7	$44.7	17.9%	$104.2	$92.6	12.5%
Cost of sales	34.9	21.7	60.8	68.8	49.2	39.8
Other operating expenses	18.7	27.5	(32.0)	34.6	54.0	(35.9)
Depreciation and amortization expenses	19.7	12.8	53.9	37.8	25.2	50.0
General and administrative expenses	157.7	144.4	9.2	305.7	293.0	4.3

Total operating expenses	231.0	206.4	11.9	446.9	421.4	6.1
Income/(loss) from equity investees	0.0	(0.7)	(100.0)	0.0	(0.9)	(100.0)

Operating loss	($178.3)	($162.4)	9.8%	($342.7)	($329.7)	3.9%

Other includes operating results from Seattle’s Best Coffee, Evolution Fresh, Digital Ventures, and expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to, or managed by, any segment and are not included in the reported financial results of the operating segments.

Total Other net revenues for the second quarter and the first two quarters of fiscal 2012 increased $8 million and $12 million, respectively, due to the addition of the operating results from Evolution Fresh, which was acquired during the first quarter of fiscal 2012.

General and administrative expenses increased $13 million for the second quarter and the first two quarters of fiscal 2012, representing a 9% and 4% increase, respectively, relative to the prior year. These increases were largely due to increased support expenses such as information technology, marketing, finance, partner resources, and other global functions. This quarter also included investment to launch our Evolution Fresh brand.

Total operating expenses increased $25 million and $26 million for the second quarter and the first two quarters of fiscal 2012, respectively. The increase in expenses is primarily due to increased commodity costs, primarily coffee, and general and administrative expenses to support the growth of the business.

Fiscal Second Quarter 2012 Store Data

Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Apr 1,	Apr 3,	Apr 1,	Apr 3,	Apr 1,	Apr 3,
	2012	2011	2012	2011	2012	2011
Americas
Company-operated stores	25	(2)	36	4	7,659	7,584
Licensed stores	51	(209)	135	(157)	4,911	4,887

	76	(211)	171	(153)	12,570	12,471

EMEA
Company-operated stores (1)	(3)	(3)	5	6	901	876
Licensed stores (1)	20	12	37	34	899	818

	17	9	42	40	1,800	1,694

China / Asia Pacific
Company-operated stores	28	15	63	38	575	477
Licensed stores	55	41	141	80	2,475	2,221

	83	56	204	118	3,050	2,698

Total	176	(146)	417	5	17,420	16,863

(1)	EMEA store data has been adjusted for the acquisition of store locations in Austria and Switzerland in Q4 fiscal 2011, by reclassifying historical information from Licensed stores to Company-operated stores.

Financial Condition, Liquidity and Capital Resources

Investment Overview

Starbucks cash and short-term investments totaled $2.2 billion and $2.1 billion as of April 1, 2012 and October 2, 2011, respectively. As of April 1, 2012, approximately $623.7 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $316.1 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consist predominantly of US Treasury securities, commercial paper, corporate bonds, US Agency securities, and certificates of deposit.

Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers, as well as certificates of deposits. We also have investments in auction rate securities (“ARS”), all of which are classified as long-term. ARS totaling $28.3 million and $28.0 million were outstanding as of April 1, 2012 and October 2, 2011, respectively.

Borrowing Capacity

Starbucks $500 million unsecured credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of April 1, 2012 and October 2, 2011, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of April 1, 2012 and October 2, 2011, we were in compliance with each of these covenants.

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

As discussed further in Note 11, we are in arbitration with Kraft Foods Global, Inc. (“Kraft”) for a commercial dispute relating to a distribution agreement we previously held with Kraft. As a part of those proceedings Kraft has claimed damages inclusive of a premium and interest for terminating the arrangement. We believe we have valid claims of material breach by Kraft under the Agreement. We also believe Kraft’s claim is highly inflated and based upon faulty analysis. However, should the arbitration result in an unfavorable outcome, we believe we have adequate liquidity.

Other than normal operating expenses, cash requirements for the remainder of fiscal 2012 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; new company-operated stores; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2012 are expected to be approximately $900 million.

During the second quarter of fiscal 2012, Starbucks declared a $0.17 per share cash dividend to shareholders of record as of May 9, 2012, which will be paid on May 25, 2012. Starbucks repurchased 0.4 million shares of common stock ($15.7 million) during the first two quarters of fiscal 2012 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of April 1, 2012 totaled 24.0 million.

Cash Flows

Cash provided by operating activities was $575.6 million for the first two quarters of fiscal 2012, compared to $669.5 million for the same period in fiscal 2011. The decrease was primarily due to increased payments of our accounts payable, partially offset by higher net earnings for the period.

Cash used by investing activities for the first two quarters of fiscal 2012 totaled $287.0 million, compared to $139.1 million for the same period in fiscal 2011. The increase was primarily due to an increase in capital expenditures, primarily for remodeling and renovating existing company-operated stores and opening new retail stores, and cash paid to acquire Evolution Fresh. Also contributing was the reinvestment of cash into new investment securities, partially offset by increased inflows from maturing investments.

Cash used by financing activities for the first two quarters of fiscal 2012 totaled $11.9 million, compared to $61.3 million for the same period in fiscal 2011. The decrease was primarily due to an increase in the excess tax benefit from exercise of stock options, as a result of more option exercises during the period, and a decrease in common share repurchases in the first two quarters of fiscal 2012. The overall decrease was partially offset by an increase in cash returned to shareholders through higher dividend payments.

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

During the second quarter of fiscal 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (April 1, 2012).

During the first two quarters of fiscal 2012, we implemented Hyperion, a suite of financial applications involving: (1) Hyperion Financial Management for financial consolidations and the system of record for external reporting; (2) Hyperion Planning for planning and forecasting; and (3) Essbase for management reporting. This update has resulted in changes to our business processes and related internal controls over financial reporting. Management has taken the necessary steps to update the design and documentation of internal control processes and procedures relating to the system update to supplement and complement existing internal controls. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

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

On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claims damages of up to $62.9 million from the loss of sales resulting from Kraft’s failure to use commercially reasonable efforts to market Starbucks coffee, plus attorney fees. Kraft’s expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claims damages of up to $2.9 billion, plus attorney fees. The arbitration is currently set for July 11 through July 31, 2012. Starbucks anticipates a decision by the arbitrator within 30 days thereafter.

At this time, Starbucks believes an unfavorable outcome with respect to the arbitration is not probable, but as noted above is reasonably possible. As also noted above, Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement without compensation to Kraft. In addition, Starbucks believes Kraft’s damage estimates are highly inflated and based upon faulty analysis. As a result, we cannot reasonably estimate the possible loss. Accordingly, no loss contingency has been recorded for this matter.

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

Starbucks did not repurchase any shares during the second quarter of fiscal 2012. As of the end of the quarter, the maximum number of shares that may yet be purchased under our stock repurchase plans was 24,015,356 shares. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of up to an additional 15 million shares; on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares; and on November 3, 2011 we publicly announced the authorization of up to an additional 20 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit	Filed Herewith

10.1*	Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	—	—	—	—	X

10.2*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective November 8, 2011	—	—	—	—	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended April 1, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

*	Denotes a management contract or compensatory plan or arrangement
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2012

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer