Form 10-Q
period 2012-07-01
STARBUCKS CORP
filed 2012-08-02
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 25, 2012
Common Stock, par value $0.001 per share	760.0 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended July 1, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Net revenues:
Company-operated stores	$2,615.6	$2,417.3	$7,868.6	$7,162.1
Licensed stores	308.2	248.7	905.1	740.8
CPG, foodservice and other	379.8	266.2	1,161.7	765.8
Total net revenues	3,303.6	2,932.2	9,935.4	8,668.7
Cost of sales including occupancy costs	1,446.1	1,237.5	4,354.1	3,601.0
Store operating expenses	976.0	917.1	2,928.3	2,672.2
Other operating expenses	105.9	100.0	317.9	289.0
Depreciation and amortization expenses	136.7	129.5	408.6	386.1
General and administrative expenses	199.0	190.2	597.4	557.0
Total operating expenses	2,863.7	2,574.3	8,606.3	7,505.3
Income from equity investees	51.7	44.3	148.8	116.9
Operating income	491.6	402.2	1,477.9	1,280.3
Interest income and other, net	9.7	16.0	68.2	50.3
Interest expense	(8.9)	(8.5)	(26.2)	(23.5)
Earnings before income taxes	492.4	409.7	1,519.9	1,307.1
Income taxes	159.1	129.9	494.2	417.2
Net earnings including noncontrolling interests	333.3	279.8	1,025.7	889.9
Net earnings attributable to noncontrolling interests	0.2	0.7	0.6	2.5
Net earnings attributable to Starbucks	$333.1	$279.1	$1,025.1	$887.4
Earnings per share - basic	$0.44	$0.37	$1.36	$1.19
Earnings per share - diluted	$0.43	$0.36	$1.33	$1.15
Weighted average shares outstanding:
Basic	758.9	750.5	753.8	748.8
Diluted	776.8	771.9	772.9	770.1
Cash dividends declared per share	$0.17	$0.13	$0.51	$0.39
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jul 1, 2012	Oct 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,501.3	$1,148.1
Short-term investments	996.3	902.6
Accounts receivable, net	433.0	386.5
Inventories	1,249.2	965.8
Prepaid expenses and other current assets	172.9	161.5
Deferred income taxes, net	216.9	230.4
Total current assets	4,569.6	3,794.9
Long-term investments	140.1	107.0
Equity and cost investments	414.3	372.3
Property, plant and equipment, net	2,444.2	2,355.0
Other assets	404.0	409.6
Goodwill	336.7	321.6
TOTAL ASSETS	$8,308.9	$7,360.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$402.2	$540.0
Accrued liabilities	935.6	940.9
Insurance reserves	159.6	145.6
Deferred revenue	520.8	449.3
Total current liabilities	2,018.2	2,075.8
Long-term debt	549.6	549.5
Other long-term liabilities	353.1	347.8
Total liabilities	2,920.9	2,973.1
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 759.8 and 744.8 shares, respectively (includes 3.4 common stock units in both periods)	0.8	0.7
Additional paid-in capital	450.9	40.5
Retained earnings	4,935.8	4,297.4
Accumulated other comprehensive income	(2.5)	46.3
Total shareholders’ equity	5,385.0	4,384.9
Noncontrolling interests	3.0	2.4
Total equity	5,388.0	4,387.3
TOTAL LIABILITIES AND EQUITY	$8,308.9	$7,360.4
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,025.7	$889.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	427.7	408.2
Deferred income taxes, net	33.6	58.4
Income earned from equity method investees, net of distributions	(37.7)	(30.9)
Stock-based compensation	114.8	108.2
Other	10.0	20.8
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	(285.1)	(308.5)
Accounts payable	(139.1)	55.5
Accrued liabilities	(13.8)	(82.3)
Deferred revenue	71.8	73.5
Prepaid expenses, other current assets and other assets	(81.0)	(66.1)
Net cash provided by operating activities	1,126.9	1,126.7
INVESTING ACTIVITIES:
Purchase of investments	(1,578.6)	(169.7)
Maturities and calls of investments	1,452.9	333.7
Acquisitions, net of cash acquired	(29.7)	—
Additions to property, plant and equipment, net	(516.5)	(372.4)
Other	(12.3)	(8.6)
Net cash used by investing activities	(684.2)	(217.0)
FINANCING ACTIVITIES:
Purchase of noncontrolling interest	—	(27.5)
Proceeds from issuance of common stock	155.2	187.4
Excess tax benefit from exercise of stock options	156.5	87.3
Cash dividends paid	(384.0)	(292.1)
Repurchase of common stock	(15.7)	(321.9)
Other	(0.5)	(0.6)
Net cash used by financing activities	(88.5)	(367.4)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	14.5
Net increase in cash and cash equivalents	353.2	556.8
CASH AND CASH EQUIVALENTS:
Beginning of period	1,148.1	1,164.0
End of period	$1,501.3	$1,720.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$17.2	$17.2
Income taxes	$311.4	$287.4
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of July 1, 2012, and for the quarter and three quarters ended July 1, 2012 and July 3, 2011, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended July 1, 2012 and July 3, 2011 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.
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
In the second quarter of fiscal 2012, we renamed our Global Consumer Products Group ("CPG") segment “Channel Development.”
The results of operations for the quarter and three quarters ended July 1, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2012 (“fiscal 2012”).
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. We early-adopted this guidance effective for our fiscal 2012 annual goodwill impairment test, which we performed during the third fiscal quarter. The adoption of this guidance resulted in a change in how we performed our goodwill impairment assessment; however, it did not have a material impact on our financial statements.
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

	Quarter Ended July 3, 2011			Three Quarters Ended July 3, 2011
	As Filed	Reclass	As Adjusted	As Filed	Reclass	As Adjusted
Total net revenues	$2,932.2	$—	$2,932.2	$8,668.7	$—	$8,668.7
Cost of sales including occupancy costs	1,246.1	(8.6)	1,237.5	3,626.9	(25.9)	3,601.0
Store operating expenses	934.5	(17.4)	917.1	2,725.4	(53.2)	2,672.2
Other operating expenses	102.4	(2.4)	100.0	296.2	(7.2)	289.0
Depreciation and amortization expenses	129.5	—	129.5	386.1	—	386.1
General and administrative expenses	161.8	28.4	190.2	470.7	86.3	557.0
Total operating expenses	2,574.3	—	2,574.3	7,505.3	—	7,505.3
Income from equity investees	44.3	—	44.3	116.9	—	116.9
Operating income	$402.2	$—	$402.2	$1,280.3	$—	$1,280.3
There was no impact on consolidated net revenues, total operating expenses, operating income, or net earnings as a result of this change. Additional discussion regarding the change in our organizational structure and segment results is included at Note 12.

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
Foreign Currency
We enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. Net derivative losses from cash flow hedges of $5.0 million and $11.1 million, net of taxes, were included in accumulated other comprehensive income as of July 1, 2012 and October 2, 2011, respectively. Of the net derivative losses accumulated as of July 1, 2012, $2.6 million pertains to derivative instruments that will be dedesignated as cash flow hedges within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 15 months.
We also enter into net investment derivative instruments to hedge our equity method investment in Starbucks Coffee Japan, Ltd., to minimize foreign currency exposure. Net derivative losses from net investment hedges of $31.2 million and $34.2 million, net of taxes, were included in accumulated other comprehensive income as of July 1, 2012 and October 2, 2011, respectively. Outstanding contracts will expire within 32 months.
In addition to the hedging instruments above, to mitigate the translation risk of certain balance sheet items, we enter into certain foreign currency swap contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statements of earnings. Gains and losses from these instruments are largely offset by the financial impact of translating foreign currency denominated payables and receivables, which is also recognized in net interest income and other.
Coffee
Depending on market conditions, we also enter into futures contracts to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5. Net derivative losses of $35.0 million, net of taxes, were included in accumulated other comprehensive income as of July 1, 2012 related to coffee hedges. Of the net derivative losses accumulated as of July 1, 2012, $22.2 million pertains to derivative instruments that will be dedesignated as cash flow hedges within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 13 months. There was insignificant coffee hedge activity in the first three quarters of fiscal 2011.

Dairy
To mitigate the price uncertainty of a portion of our future purchases of dairy products, we enter into certain futures contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other. Gains and losses from these instruments are largely offset by price fluctuations on our dairy purchases which are included in cost of sales.
Diesel Fuel
To mitigate the price uncertainty of a portion of our future purchases of diesel fuel, we enter into certain swap contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other. Gains and losses from these instruments are largely offset by the financial impact of diesel fuel fluctuations on our shipping costs which are included in operating expenses.

The following tables present the pretax effect of derivative contracts designated as hedging instruments on earnings and other comprehensive income ("OCI") for the quarter and three quarters ended (in millions):

	Foreign Currency		Coffee
Quarter Ended:	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$(2.8)	$(4.7)	$(1.3)	$—
Gain/(Loss) recognized in OCI	$(1.9)	$(5.4)	$(20.6)	$0.1
Net Investment Hedges:
Gain/(Loss) recognized in earnings	$—	$—
Gain/(Loss) recognized in OCI	$(5.4)	$(5.2)

	Foreign Currency		Coffee
Three Quarters Ended:	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$(8.6)	$(10.8)	$(1.3)	$—
Gain/(Loss) recognized in OCI	$1.0	$(13.4)	$(40.0)	$0.1
Net Investment Hedges:
Gain/(Loss) recognized in earnings	$—	$—
Gain/(Loss) recognized in OCI	$4.9	$(5.1)
The amounts shown in the above tables as recognized in earnings for foreign currency and coffee hedges represent the realized gains/(losses) reclassified from OCI to net earnings during the year. The amounts shown as recognized in OCI are prior to these reclassifications.

The following table presents the pretax effect of derivative contracts not designated as hedging instruments on earnings for the quarter and three quarters ended (in millions):

	Foreign Currency		Dairy		Diesel Fuel
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Gain/(Loss) recognized in earnings for the quarter ended	$4.2	$(0.3)	$1.2	$2.2	$(0.9)	$(0.2)
Gain/(Loss) recognized in earnings for the three quarters ended	$—	$(3.9)	$2.0	$5.0	$0.7	$1.1

Notional amounts of outstanding derivative contracts as of July 1, 2012:

•	$384 million in foreign currency contracts

•	$183 million in coffee contracts

•	$41 million in dairy contracts

•	$29 million in diesel fuel contracts

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at July 1, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$100.0	$—	$100.0	$—
Commercial paper	193.9	—	193.9	—
Corporate debt securities	80.8	—	80.8	—
Government treasury securities	499.6	499.6	—	—
Certificates of deposit	65.9	—	65.9	—
Total available-for-sale securities	940.2	499.6	440.6	—
Trading securities	56.1	56.1	—	—
Total short-term investments	996.3	555.7	440.6	—
Long-term investments:
Agency obligations	4.0	—	4.0	—
Corporate debt securities	73.6	—	73.6	—
State and local government obligations	28.4	—	—	28.4
Certificates of deposit	34.1	—	34.1	—
Total long-term investments	140.1	—	111.7	28.4
Total	$1,136.4	$555.7	$552.3	$28.4
Liabilities:
Short-term derivatives:
Foreign Currency	$8.4	$—	$8.4	$—
Coffee	25.7	—	25.7	—
Total short-term derivatives	34.1	—	34.1	—
Long-term derivatives:
Foreign Currency	2.3	—	2.3	—
Coffee	3.8	—	3.8	—
Total long-term derivatives	6.1	—	6.1	—
Total	$40.2	$—	$40.2	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Available-for-sale securities
Agency obligations	$20.0	$—	$20.0	$—
Commercial paper	87.0	—	87.0	—
Corporate debt securities	78.0	—	78.0	—
Government treasury securities	606.0	606.0	—	—
Certificates of deposit	64.0	—	64.0	—
Total available-for-sale securities	855.0	606.0	249.0	—
Trading securities	47.6	47.6	—	—
Total short-term investments	902.6	653.6	249.0	—
Long-term investments:
Corporate debt securities	67.0	—	67.0	—
State and local government obligations	28.0	—	—	28.0
Certificates of deposit	12.0	—	12.0	—
Total long-term investments	107.0	—	79.0	28.0
Total	$1,009.6	$653.6	$328.0	$28.0
Liabilities:
Short-term derivatives:
Foreign Currency	$20.1	$—	$20.1	$—
Coffee	1.2	—	1.2	—
Total short-term derivatives	21.3	—	21.3	—
Long-term derivatives:
Foreign Currency	9.9	—	9.9	—
Total long-term derivatives	9.9	—	9.9	—
Total	$31.2	$—	$31.2	$—
Short-term and long-term derivatives are included in other accrued liabilities, and other long-term liabilities, respectively.
Gross unrealized holding gains and losses were not material as of July 1, 2012 and October 2, 2011.
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

During the quarter and three quarters ended July 1, 2012 and July 3, 2011, we recognized fair market value adjustments with a charge to earnings for these assets as follows (in millions):

	Quarter Ended July 1, 2012			Three Quarters Ended July 1, 2012
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$1.1	$(0.7)	$0.4	$4.4	$(2.7)	$1.7

	Quarter Ended July 3, 2011			Three Quarters Ended July 3, 2011
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$1.7	$(1.2)	$0.5	$2.8	$(2.1)	$0.7
Other assets (2)	$1.6	$(1.6)	$—	$22.1	$(22.1)	$—

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

Fair Value of Other Financial Instruments
The estimated fair value of the $550 million of 6.25% Senior Notes based on the quoted market price (Level 2) was approximately $667 million and $648 million as of July 1, 2012 and October 2, 2011, respectively.

Note 5:	Inventories (in millions)

	Jul 1, 2012	Oct 2, 2011	Jul 3, 2011
Coffee:
Unroasted	$749.1	$431.3	$423.3
Roasted	225.8	246.5	190.5
Other merchandise held for sale	133.4	150.8	116.0
Packaging and other supplies	140.9	137.2	126.9
Total	$1,249.2	$965.8	$856.7
Inventory levels vary due to seasonality, commodity market supply and price fluctuations. Also contributing to the increase in inventory over the prior year period was the growth of our Channel Development business.
As of July 1, 2012, we had committed to purchasing green coffee totaling $463 million under fixed-price contracts and an estimated $384 million under price-to-be-fixed contracts. As of July 1, 2012, approximately $183 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Jul 1, 2012	Oct 2, 2011

Land	$44.8	$44.8
Buildings	222.6	218.5
Leasehold improvements	3,808.7	3,617.7
Store equipment	1,185.1	1,101.8
Roasting equipment	308.6	295.1
Furniture, fixtures and other	799.8	757.8
Work in progress	210.3	127.4
Property, plant and equipment, gross	6,579.9	6,163.1
Less accumulated depreciation	(4,135.7)	(3,808.1)
Property, plant and equipment, net	$2,444.2	$2,355.0

Other Assets	Jul 1, 2012	Oct 2, 2011

Other intangible assets	$117.8	$111.9
Other	286.2	297.7
Total other assets	$404.0	$409.6

Accrued Liabilities	Jul 1, 2012	Oct 2, 2011

Accrued compensation and related costs	$350.3	$364.4
Accrued occupancy costs	125.7	148.3
Accrued taxes	99.7	109.2
Accrued dividend payable	129.1	126.6
Other	230.8	192.4
Total accrued liabilities	$935.6	$940.9

Other Long-Term Liabilities	Jul 1, 2012	Oct 2, 2011

Deferred rent	$206.7	$215.2
Unrecognized tax benefits	74.3	56.7
Asset retirement obligations	53.8	50.1
Other	18.3	25.8
Total other long-term liabilities	$353.1	$347.8

Note 7:Goodwill
Changes in the carrying amount of goodwill by reportable operating segment are as follows (in millions):

	Americas	EMEA	China / Asia Pacific	Channel Development	Other	Total
Balance at October 2, 2011 (1)
Goodwill prior to impairment	$162.9	$63.0	$74.8	$23.8	$5.7	$330.2
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$154.3	$63.0	$74.8	$23.8	$5.7	$321.6
Acquisitions	11.8	—	—	—	5.8	17.6
Purchase price adjustment of previous acquisitions	—	—	—	—	—	—
Impairment	—	—	—	—	—	—
Other (2)	0.9	(3.6)	0.2	—	—	(2.5)
Balance at July 1, 2012
Goodwill prior to impairment	$175.6	$59.4	$75.0	$23.8	$11.5	$345.3
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$167.0	$59.4	$75.0	$23.8	$11.5	$336.7

(1)	In conjunction with the change in reportable operating segments, we reclassified goodwill by segment as of October 2, 2011.

(2)	Other is primarily comprised of changes in the goodwill balance as a result of foreign exchange fluctuations.

Note 8:	Equity
Changes in total equity (in millions):

	Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011
Beginning balance of total equity	$4,387.3	$3,682.3
Net earnings including noncontrolling interest	1,025.7	889.9
Other comprehensive income / (loss)	(48.8)	40.3
Comprehensive income	976.9	930.2
Stock-based compensation expense	116.3	109.8
Exercise of stock options	295.6	255.4
Sale of common stock	14.3	14.1
Repurchase of common stock	(15.7)	(321.9)
Cash dividends declared	(386.7)	(292.9)
Purchase of noncontrolling interest:
Included in additional paid-in capital	—	(28.0)
Included in noncontrolling interests	—	(7.5)
Ending balance of total equity	$5,388.0	$4,341.5
Components of accumulated other comprehensive income, net of tax (in millions):

	Jul 1, 2012	Oct 2, 2011
Net unrealized gains / (losses) on available-for-sale securities	$(0.5)	$(0.5)
Net unrealized gains / (losses) on hedging instruments	(71.1)	(45.3)
Translation adjustment	69.1	92.1
Accumulated other comprehensive income	$(2.5)	$46.3

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of July 1, 2012.
Share repurchase activity (in millions, except for average price data):

	Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011
Number of shares acquired	0.4	9.2
Average price per share of acquired shares	$36.49	$35.12
Total cost of acquired shares	$15.7	$321.9
As of July 1, 2012, 24.0 million shares remained available for repurchase under the current authorization.

During the third quarter of fiscal 2012, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.17 per share to be paid on August 24, 2012 to shareholders of record as of the close of business on August 8, 2012.

Note 9:	Employee Stock Plans
As of July 1, 2012, there were 32.4 million shares of common stock available for issuance pursuant to future equity-based compensation awards and employee stock purchase plans.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Options	$11.2	$14.3	$35.4	$46.8
Restricted Stock Units (“RSUs”)	27.6	22.7	79.4	61.4
Total stock-based compensation	$38.8	$37.0	$114.8	$108.2
Value of awards granted and exercised during the period:

	Quarter Ended		Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Estimated fair value per option granted	$14.58	$10.28	$12.79	$9.53
Weighted average option grant price	$54.93	$35.86	$44.07	$31.18
Weighted average price per option exercised	$17.23	$15.79	$15.90	$13.98
Weighted average RSU grant price	$55.38	$35.77	$43.93	$30.94
Stock option and RSU transactions from October 2, 2011 through July 1, 2012 (in millions):

	Stock Option	RSUs
Options outstanding/Nonvested RSUs, October 2, 2011	45.3	8.3
Granted	3.3	4.0
Options exercised/RSUs vested	(12.4)	(4.0)
Forfeited/expired	(1.7)	(0.8)
Options outstanding/Nonvested RSUs, July 1, 2012	34.5	7.5
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of July 1, 2012	$44.1	$104.4

Note 10:	Earnings Per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net earnings attributable to Starbucks	$333.1	$279.1	$1,025.1	$887.4
Weighted average common shares and common stock units outstanding (for basic calculation)	758.9	750.5	753.8	748.8
Dilutive effect of outstanding common stock options and RSUs	17.9	21.4	19.1	21.3
Weighted average common and common equivalent shares outstanding (for diluted calculation)	776.8	771.9	772.9	770.1
EPS — basic	$0.44	$0.37	$1.36	$1.19
EPS — diluted	$0.43	$0.36	$1.33	$1.15
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 2 million as of July 3, 2011. There were no out-of-the-money stock options as of July 1, 2012.

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
On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claims damages of up to $62.9 million from the loss of sales resulting from Kraft’s failure to use commercially reasonable efforts to market Starbucks® coffee, plus attorney fees. Kraft’s expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claims damages of up to $2.9 billion, plus attorney fees. The arbitration commenced on July 11, 2012 and is in progress. It is possible the arbitration may extend beyond the originally scheduled timeframe and, based on scheduling constraints, the timing of a decision may extend into fiscal 2013.
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
The three-region structure includes: 1) Americas, inclusive of the US, Canada, and Latin America; 2) China / Asia Pacific (“CAP”); and 3) Europe, Middle East, and Africa, collectively referred to as the “EMEA” region. Our ceo, who is our chief operating decision maker (“CODM”) manages these businesses, evaluates financial results, and makes key operating decisions based on the new organizational structure. Accordingly, beginning with the first quarter of fiscal 2012, we revised our reportable operating segments from 1) US, 2) International, and 3) Global Consumer Products Group to the following four reportable segments: 1) Americas, 2) CAP, 3) EMEA, and 4) Global Consumer Products Group. In the second quarter of fiscal 2012, we renamed our Global Consumer Products Group segment “Channel Development.” Segment revenues as a percentage of total net revenues for the first three quarters of fiscal 2012 were as follows: Americas (75%), EMEA (9%), China / Asia Pacific (5%), and Channel Development (10%).
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
Channel Development
Channel Development operations sell a selection of whole bean and ground coffees as well as a selection of premium Tazo® teas globally. Channel Development operations also produce and sell a variety of ready-to-drink beverages, Starbucks VIA® Ready Brew, Starbucks® coffee and Tazo® tea K-Cup® portion packs, and Starbucks® ice creams. The US foodservice business, which is included in the Channel Development segment, sells coffee and other related products to institutional foodservice companies.

Other
Other includes Seattle’s Best Coffee, Evolution Fresh, Digital Ventures, and unallocated corporate expenses that pertain to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, and are not included in the reported financial results of the operating segments.

The tables below presents financial information for our reportable operating segments and Other for the quarter and three quarters ended July 1, 2012 and July 3, 2011, including the reclassifications discussed in Note 1 (in millions):
Quarter Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	Other	Total
July 1, 2012
Total net revenues	$2,471.2	$282.0	$181.8	$316.4	$52.2	$3,303.6
Depreciation and amortization expenses	97.2	14.3	5.8	0.3	19.1	136.7
Income (loss) from equity investees	—	—	30.1	21.2	0.4	51.7
Operating income/(loss)	512.1	2.6	61.4	86.5	(171.0)	491.6

July 3, 2011
Total net revenues	$2,275.9	$257.9	$138.6	$218.4	$41.4	$2,932.2
Depreciation and amortization expenses	96.3	12.4	4.6	0.5	15.7	129.5
Income (loss) from equity investees	—	1.8	23.5	19.6	(0.6)	44.3
Operating income/(loss)	450.9	4.9	44.9	69.3	(167.8)	402.2
Three Quarters Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	Other	Total
July 1, 2012
Total net revenues	$7,424.4	$857.5	$523.3	$973.7	$156.5	$9,935.4
Depreciation and amortization expenses	291.4	42.8	16.4	1.0	57.0	408.6
Income (loss) from equity investees	2.1	0.3	90.7	55.4	0.3	148.8
Operating income/(loss)	1,538.3	16.7	188.9	247.7	(513.7)	1,477.9

July 3, 2011
Total net revenues	$6,768.8	$756.7	$391.1	$618.3	$133.8	$8,668.7
Depreciation and amortization expenses	292.5	37.6	13.2	1.9	40.9	386.1
Income (loss) from equity investees	1.6	6.0	62.3	48.5	(1.5)	116.9
Operating income/(loss)	1,398.1	37.8	134.6	207.5	(497.7)	1,280.3
The following table reconciles the total of operating income in the table above to consolidated earnings before income taxes (in millions):

	Quarter Ended		Three Quarters Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Operating income	$491.6	$402.2	$1,477.9	$1,280.3
Interest income and other, net	9.7	16.0	68.2	50.3
Interest expense	(8.9)	(8.5)	(26.2)	(23.5)
Earnings before income taxes	$492.4	$409.7	$1,519.9	$1,307.1

Note 13:	Subsequent Event
In the fourth quarter of fiscal 2012, we acquired Bay Bread, LLC and its La Boulange® bakery brand (collectively “La Boulange”), to elevate our core food offerings and build a premium, artisanal bakery brand. We acquired La Boulange for a purchase price of $100 million in cash. Because of the timing of when this acquisition closed, the initial accounting for this acquisition is still in process, including determining the fair value of the net assets acquired. La Boulange is a wholly-owned subsidiary of Starbucks Corporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating income, operating margins, comparable store sales, sales leverage, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of international operations, profitable growth opportunities, strategic acquisitions, changes to the organizational and leadership structures, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft to a direct distribution model, liquidity, cash flow from operations, anticipated store openings and closings, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation and distribution, tax rates, and economic conditions in the US and international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks results for the third quarter of fiscal 2012 continue to demonstrate the strength of our financial foundation and diversified growth model. Total net revenues increased 13% to $3.3 billion driven by global comparable store sales growth of 6%, comprised of a 5% increase in traffic and a 2% increase in average ticket. Also contributing to the revenue growth was an increase in revenues from our Channel Development segment (formerly “Global Consumer Products Group” segment) of 45%, driven by the launch of Starbucks® and Tazo® branded K-Cup® portion packs and increased packaged coffee sales due primarily to the launch of Starbucks® Blonde Roast. Diluted earnings per share increased 19% to $0.43, despite continued pressure from commodity costs, which negatively impacted operating income and operating margin by approximately $38 million and 110 basis points, respectively.
The Americas segment performed well for the third quarter with a 9% increase in revenues over the prior year, primarily due to strong comparable store sales growth of 7%, driven by an increase in traffic of 5%. Contributing to the comparable store sales growth was the continued expansion of our warming program, incremental sales from our new Starbucks® Blonde Roast and continued store efficiencies in the morning daypart. In addition to growth in company-operated stores, revenues from licensed stores grew 24% in the quarter. This success gives us confidence in our licensed operations as we continue to expand our licensed store portfolio. While the growth in our Americas segment remains encouraging, we are mindful of the impact that ongoing economic challenges will continue to have on this segment. As a result of a weakened consumer environment in June, while sales and traffic growth continued in our target range, the rate of growth slowed. However, we believe our plans for continued store efficiencies, accelerating new store development, and expanding our pipeline of new product offerings to increase revenues throughout all dayparts will drive growth in the future.
EMEA segment results reflect both the investments we have begun making as part of our transformation plan for the region, as well as the macro-economic headwinds we, and others, face there. We are starting to see the benefit of our consumer driven initiatives, including our focus on improving the quality and local relevancy of our products and overall store experience. While we recognize that this turnaround will not be a quick one, these early indicators are encouraging. Our EMEA segment delivered flat comparable store sales and operating income of $2.6 million for the quarter. We expect the investments we are making will result in improved operating performance as we progress on our plan towards mid-teens operating margin; however, this turnaround will take time to gain traction.

CAP segment revenues increased 31% compared to the same quarter in the prior year, driven by net new store growth and comparable store sales growth of 12%. This segment continues to grow rapidly and is becoming a more meaningful contributor to overall company profitability. We expect continued growth will be from a mix of store openings and comparable store sales growth. China continues to be a significant growth opportunity for us as we remain on track to reach our goal of 1,500 stores in 2015. In addition, other key markets such as Japan, Korea, Thailand, Singapore and Indonesia all continue to be profitable and provide a solid foundation for continued growth in the region.
Our Channel Development segment represents another important, profitable growth opportunity for us. Channel Development results continued to be a solid contributor to overall revenue growth with a 45% increase in revenues primarily due to sales of Starbucks® and Tazo® branded K-Cup® portion packs. High commodity costs continued to be a significant drag on operating margin; however, despite these higher costs, operating income increased $17 million to $86 million for the third quarter of fiscal 2012. We expect continued innovation and new product offerings such as the Verismo™ system by Starbucks and Starbucks Refreshers™ beverages will drive further growth and profitability within this segment over time.
Comparable Store Sales
Comparable store sales for the third quarter and the first three quarters of fiscal 2012 are as follows:

	Quarter Ended Jul 1, 2012			Three Quarters Ended Jul 1, 2012
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	6%	5%	2%	8%	6%	1%
Americas	7%	5%	2%	8%	6%	1%
EMEA	—%	—%	—%	1%	—%	—%
China / Asia Pacific	12%	8%	4%	17%	12%	4%
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
We expect modest consolidated operating margin and EPS improvement compared to fiscal 2011, given our current revenue expectations, along with ongoing higher commodity costs.
We expect increased capital expenditures in fiscal 2012 compared to fiscal 2011, reflecting additional investments in store renovations and in manufacturing capacity.
Fiscal 2013 — Financial Outlook for the Year
For fiscal year 2013, we expect revenue growth driven by mid-single-digit comparable store sales growth, approximately 1,200 net new store openings, and continued strong growth in the Channel Development business. Licensed stores will comprise approximately one-half of new store openings in the Americas and approximately two-thirds of new store openings in China / Asia Pacific and EMEA.

We expect full-year consolidated operating margin improvement of 50 to 100 basis points and EPS growth of 15% to 20% compared to fiscal 2012.
We expect approximately $1 billion in capital expenditures in fiscal 2013, reflecting both new store growth and an increase in production capacity to support recently-announced initiatives.

Results of Operations (in millions)
Revenues

	Quarter Ended			Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Company-operated stores	$2,615.6	$2,417.3	8.2%	$7,868.6	$7,162.1	9.9%
Licensed stores	308.2	248.7	23.9	905.1	740.8	22.2
CPG, foodservice and other	379.8	266.2	42.7	1,161.7	765.8	51.7
Total net revenues	$3,303.6	$2,932.2	12.7%	$9,935.4	$8,668.7	14.6%
Total net revenues for the third quarter and the first three quarters of fiscal 2012 increased $371 million and $1.3 billion, respectively, primarily driven by increased revenues from company-operated stores (contributing $198 million and $707 million, respectively). An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for both periods (approximately 6%, or $149 million, for the third quarter and approximately 8%, or $532 million, for the first three quarters).

Also contributing to the increase in total net revenues was higher revenues from licensed stores of $60 million and $164 million, for the third quarter and the first three quarters of fiscal 2012, respectively. These increases were primarily due to higher product sales to and royalty revenues from our licensees, resulting from improved comparable store sales and the opening of 383 net new licensed stores over the last 12 months.
CPG, foodservice and other revenue increased $114 million and $396 million, for the third quarter and the first three quarters of fiscal 2012, respectively. These increases were primarily due to sales of Starbucks® and Tazo® branded K-Cup® portion packs launched in the CPG channel on November 1, 2012 (approximately $55 million for the third quarter and approximately $174 million for the first three quarters). For the third quarter of fiscal 2012, increased packaged coffee sales (approximately $20 million), driven by the launch of Starbucks® Blonde Roast, and increased foodservice revenues (approximately $14 million) also contributed. For the first three quarters of fiscal 2012, the benefit of recognizing full revenue from packaged coffee and tea sales under the direct distribution model (approximately $78 million) and increased foodservice revenues (approximately $43 million) also contributed.
Operating Expenses

	Quarter Ended				Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
			% of Total				% of Total
			Net Revenues				Net Revenues
Cost of sales including occupancy costs	$1,446.1	$1,237.5	43.8%	42.2%	$4,354.1	$3,601.0	43.8%	41.5%
Store operating expenses	976.0	917.1	29.5	31.3	2,928.3	2,672.2	29.5	30.8
Other operating expenses	105.9	100.0	3.2	3.4	317.9	289.0	3.2	3.3
Depreciation and amortization expenses	136.7	129.5	4.1	4.4	408.6	386.1	4.1	4.5
General and administrative expenses	199.0	190.2	6.0	6.5	597.4	557.0	6.0	6.4
Total operating expenses	2,863.7	2,574.3	86.7	87.8	8,606.3	7,505.3	86.6	86.6
Income from equity investees	51.7	44.3	1.6	1.5	148.8	116.9	1.5	1.3
Operating income	$491.6	$402.2	14.9%	13.7%	$1,477.9	$1,280.3	14.9%	14.8%
Store operating expenses as a % of related revenues			37.3%	37.9%			37.2%	37.3%

Cost of sales including occupancy costs as a percentage of total net revenues increased 160 basis points and 230 basis points for the third quarter and the first three quarters of fiscal 2012, respectively, driven by increased commodity costs (approximately 110 basis points for the third quarter and approximately 210 basis points for the first three quarters), primarily due to higher coffee costs.
Store operating expenses as a percentage of total net revenues decreased 180 basis points for the third quarter and 130 basis points for the first three quarters of fiscal 2012, primarily due to increased Channel Development revenues and licensed store revenues. Store operating expenses as a percentage of company-operated store revenues decreased 60 basis points for the third quarter and 10 basis points for the first three quarters, primarily due to increased sales leverage. For the first three quarters of fiscal 2012, the favorability from increased sales leverage was partially offset by higher debit card transaction fees (approximately 20 basis points).

Other operating expenses as a percentage of total net revenues decreased 20 basis points for the third quarter and 10 basis points for the first three quarters of fiscal 2012. Excluding the impact of company-operated store revenues, other operating expenses decreased 400 basis points for the third quarter and 380 basis points for the first three quarters. The decrease was primarily driven by increased sales leverage for the third quarter. For the first three quarters, the decrease was primarily driven by the absence of charges in fiscal 2012 related to the Seattle’s Best Coffee store closures in Borders bookstores (approximately 140 basis points) and increased sales leverage.
Income from equity investees increased $7.4 million for the third quarter and $31.9 million for the first three quarters of fiscal 2012, primarily due to improved performance from our joint venture operations in Japan and China, as well as in our North American Coffee Partnership joint venture which produces, bottles and distributes our ready to drink beverages.
Also contributing to the operating margin favorability for the third quarter and the first three quarters of fiscal 2012 was sales leverage on general and administrative expenses and depreciation and amortization. The combination of these changes resulted in an increase in operating margin of 120 basis points for the third quarter and 10 basis points for the first three quarters of fiscal 2012.

Other Income and Expenses

	Quarter Ended				Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating income	$491.6	$402.2	14.9%	13.7%	$1,477.9	$1,280.3	14.9%	14.8%
Interest income and other, net	9.7	16.0	0.3	0.5	68.2	50.3	0.7	0.6
Interest expense	(8.9)	(8.5)	(0.3)	(0.3)	(26.2)	(23.5)	(0.3)	(0.3)
Earnings before income taxes	492.4	409.7	14.9	14.0	1,519.9	1,307.1	15.3	15.1
Income taxes	159.1	129.9	4.8	4.4	494.2	417.2	5.0	4.8
Net earnings including noncontrolling interests	333.3	279.8	10.1	9.5	1,025.7	889.9	10.3	10.3
Net earnings (loss) attributable to noncontrolling interest	0.2	0.7	—	—	0.6	2.5	—	—
Net earnings attributable to Starbucks	$333.1	$279.1	10.1%	9.5%	$1,025.1	$887.4	10.3%	10.2%
Effective tax rate including noncontrolling interest			32.3%	31.7%			32.5%	31.9%
For the third quarter and the first three quarters of fiscal 2012, net interest income and other decreased $6 million and increased $18 million, respectively. The decrease in income for the third quarter of fiscal 2012 was primarily due to the absence of the gain recognized in the third quarter of fiscal 2011 resulting from the sale of our Hong Kong investment. The increase in income for the first three quarters of fiscal 2012 was primarily due to the recognition of additional income associated with unredeemed gifts cards in the second quarter of fiscal 2012 (approximately $29 million), following a recent court ruling related to state unclaimed property laws.

The effective tax rate for the quarter ended July 1, 2012 was 32.3% compared to 31.7% for the same quarter in fiscal 2011. The increase in the rate was primarily due to benefits recognized in fiscal 2011 from releasing certain tax reserves. The effective tax rate for the three quarters ended July 1, 2012 was 32.5% compared to 31.9% for the same period in fiscal 2011. The increase in the rate was due to benefits recognized in fiscal 2011 from releasing certain tax reserves, partially offset by increased income in certain foreign jurisdictions with lower tax rates in fiscal 2012.

Segment Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment (in millions):
Americas

	Quarter Ended				Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
			% of Americas Net Revenues				% of Americas Net Revenues
Total net revenues	$2,471.2	$2,275.9			$7,424.4	$6,768.8
Cost of sales including occupancy costs	965.1	880.8	39.1%	38.7%	2,913.4	2,602.3	39.2%	38.4%
Store operating expenses	858.1	813.3	34.7	35.7	2,570.3	2,378.9	34.6	35.1
Other operating expenses	20.2	18.9	0.8	0.8	59.4	55.5	0.8	0.8
Depreciation and amortization expenses	97.2	96.3	3.9	4.2	291.4	292.5	3.9	4.3
General and administrative expenses	18.5	15.7	0.7	0.7	53.7	43.1	0.7	0.6
Total operating expenses	1,959.1	1,825.0	79.3	80.2	5,888.2	5,372.3	79.3	79.4
Income from equity investees	—	—	—	—	2.1	1.6	—	—
Operating income	$512.1	$450.9	20.7%	19.8%	$1,538.3	$1,398.1	20.7%	20.7%
Store operating expenses as a % of related revenues			38.0%	38.7%			37.9%	38.0%
Revenues
Americas total net revenues for the third quarter and the first three quarters of fiscal 2012 increased 9%, or $195 million, and 10%, or $656 million, respectively. These increases were primarily driven by increased revenues from company-operated stores (contributing $154 million for the third quarter and $530 million for the first three quarters) and licensed stores (contributing $41 million for the third quarter and $125 million for the first three quarters).
An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for both periods (approximately 7%, or $139 million, for the third quarter and approximately 8%, or $486 million, for the first three quarters). The increase in licensed store revenues was primarily due to increased product sales to and royalty revenues from licensees (approximately $40 million for the third quarter and approximately $116 million for the first three quarters), primarily resulting from improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 40 basis points and 80 basis points for the third quarter and the first three quarters of fiscal 2012, respectively. These increases were driven by higher commodity costs (approximately 70 basis points for the third quarter and approximately 150 basis points for the first three quarters), primarily due to higher coffee costs, partially offset by increased sales leverage on occupancy costs (approximately 50 basis points for the third quarter and approximately 60 basis points for the first three quarters).
Store operating expenses as a percentage of total net revenues decreased 100 basis points for the third quarter and 50 basis points for the first three quarters of fiscal 2012. Increased licensed stores revenues contributed approximately 30 basis points and approximately 40 basis points for the third quarter and the first three quarters, respectively. Store operating expenses as a percentage of company-operated store revenues decreased 70 basis points for the third quarter and 10 basis points for the first three quarters of fiscal 2012. These decreases were primarily due to increased sales leverage. For the third quarter, decreased marketing expenses (approximately 30 basis points) partially offset by higher debit card transaction fees (approximately 10 basis points) also contributed. For the first three quarters, the increased sales leverage was partially offset by higher debit card transaction fees (approximately 30 basis points).
Also contributing to the change in operating margin for the third quarter and the first three quarters of fiscal 2012 was increased sales leverage resulting in lower depreciation and amortization expenses as a percentage of total net revenues (contributing 30 basis points for the third quarter and 40 basis points for the first three quarters). The combination of these changes resulted in an overall increase in operating margin of 90 basis points for the third quarter of fiscal 2012. Operating margin for the first three quarters of fiscal 2012 did not change from the same period in the prior year.

EMEA

	Quarter Ended				Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
			% of EMEA Net Revenues				% of EMEA Net Revenues
Total net revenues	$282.0	$257.9			$857.5	$756.7
Cost of sales including occupancy costs	149.8	133.1	53.1%	51.6%	444.2	377.4	51.8%	49.9%
Store operating expenses	88.2	82.1	31.3	31.8	274.0	236.3	32.0	31.2
Other operating expenses	8.4	9.0	3.0	3.5	26.0	24.9	3.0	3.3
Depreciation and amortization expenses	14.3	12.4	5.1	4.8	42.8	37.6	5.0	5.0
General and administrative expenses	18.7	18.2	6.6	7.1	54.1	48.7	6.3	6.4
Total operating expenses	279.4	254.8	99.1	98.8	841.1	724.9	98.1	95.8
Income from equity investees	—	1.8	—	0.7	0.3	6.0	—	0.8
Operating income	$2.6	$4.9	0.9%	1.9%	$16.7	$37.8	1.9%	5.0%
Store operating expenses as a % of related revenues			37.2%	37.0%			37.3%	36.1%
Revenues
EMEA total net revenues for the third quarter and the first three quarters of fiscal 2012 increased 9%, or $24 million, and 13%, or $101 million, respectively, primarily driven by increased revenues from company-operated stores (contributing $15 million for the third quarter and $80 million for the first three quarters). These increases in company-operated store revenues were primarily due to the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria in the fourth quarter of fiscal 2011 (approximately $25 million for the third quarter and approximately $80 million for the first three quarters), partially offset by unfavorable foreign currency fluctuations (approximately $12 million for the third quarter and approximately $19 million for the first three quarters). An increase in licensed store revenues also contributed (contributing $7 million for the third quarter and $18 million for the first three quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 150 basis points for the third quarter and 190 basis points for the first three quarters of fiscal 2012. These increases were primarily driven by higher costs related to the transition to a consolidated food and dairy distribution model in the UK (approximately 180 basis points for both periods), which are expected to decline over time as the full benefits of the transition are realized. Also contributing to the increases were higher commodity costs (approximately 30 basis points for the third quarter and approximately 40 basis points for the first three quarters), primarily coffee.
Store operating expenses as a percentage of total net revenues decreased 50 basis points for the third quarter and increased 80 basis points for the first three quarters of fiscal 2012. Increased licensed stores revenues contributed approximately 70 basis points and approximately 40 basis points for the third quarter and the first three quarters, respectively. Store operating expenses as a percentage of company-operated store revenues increased 20 basis points for the third quarter and 120 basis points for the first three quarters of fiscal 2012. These increases were primarily driven by the loss of sales leverage on salaries and benefits expenses. For the third quarter, the loss of sales leverage on salaries and benefits expenses was partially offset by lower business taxes (approximately 110 basis points).
Other operating expenses as a percentage of total net revenues decreased 50 basis points and 30 basis points for the third quarter and the first three quarters of fiscal 2012, respectively. These increases were primarily driven by increased sales leverage from higher licensed store revenues.
Income from equity investees declined to $0 million for the third quarter and $0.3 million for the first three quarters of fiscal 2012, due to the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria.
The above changes contributed to a decrease in operating margin of 100 basis points for the third quarter and 310 basis points for the first three quarters of fiscal 2012.

China / Asia Pacific

	Quarter Ended				Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
			% of CAP Net Revenues				% of CAP Net Revenues
Total net revenues	$181.8	$138.6			$523.3	$391.1
Cost of sales including occupancy costs	91.5	69.7	50.3%	50.3%	262.7	198.3	50.2%	50.7%
Store operating expenses	29.7	21.7	16.3	15.7	84.0	57.0	16.1	14.6
Other operating expenses	11.3	10.3	6.2	7.4	32.4	26.2	6.2	6.7
Depreciation and amortization expenses	5.8	4.6	3.2	3.3	16.4	13.2	3.1	3.4
General and administrative expenses	12.2	10.9	6.7	7.9	29.6	24.1	5.7	6.2
Total operating expenses	150.5	117.2	82.8	84.6	425.1	318.8	81.2	81.5
Income from equity investees	30.1	23.5	16.6	17.0	90.7	62.3	17.3	15.9
Operating income	$61.4	$44.9	33.8%	32.4%	$188.9	$134.6	36.1%	34.4%
Store operating expenses as a % of related revenues			24.4%	23.3%			24.0%	22.5%
Revenues
China / Asia Pacific total net revenues for the third quarter and the first three quarters of fiscal 2012 increased 31%, or $43 million, and 34%, or $132 million, respectively, primarily driven by increased revenues from company-operated stores (contributing $29 million for the third quarter and $97 million for the first three quarters). Also contributing to the increase in revenues was an increase in licensed store revenues, driven by increased royalty revenues from and product sales to licensees (approximately $14 million for the third quarter and approximately $30 million for the first three quarters).
The increase in company-operated store revenues was primarily due to the opening of 116 net new stores in the past 12 months (approximately $18 million for the third quarter and approximately $51 million for the first three quarters) and an increase in comparable store sales (approximately 12%, or $11 million, for the third quarter and approximately 17%, or $42 million, for the first three quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues did not change for the third quarter of fiscal 2012 and decreased 50 basis points for the first three quarters of fiscal 2012. For the third quarter of fiscal 2012, increased sales leverage on occupancy costs offset increased commodity costs (approximately 90 basis points). For the first three quarters of fiscal 2012, increased sales leverage on occupancy costs was partially offset by increased commodity costs (approximately 140 basis points). Higher coffee costs drove the increase in commodity costs for both periods.

Store operating expenses as a percentage of total net revenues increased 60 basis points and 150 basis points for the third quarter and the first three quarters of fiscal 2012, respectively. These increases were primarily driven by increased costs associated with the expansion efforts of company-operated stores in mainland China.
Other operating expenses as a percentage of total net revenues decreased 120 basis points and 50 basis points for the third quarter and the first three quarters of fiscal 2012, respectively. These increases were primarily driven by increased sales leverage from higher licensed store revenues.
Income from equity investees increased $7 million for the third quarter and $28 million for the first three quarters of fiscal 2012, driven by improved performance of our joint venture operations in Japan and China.
The changes in the above line items combined with sales leverage on general and administrative expenses (approximately 120 basis points for the third quarter and approximately 50 basis points for the first three quarters) and depreciation and amortization (approximately 10 basis points for the third quarter and approximately 30 basis points for the first three quarters), contributed to an overall increase in operating margin of 140 basis points for the third quarter and an increase of 170 basis points for the first three quarters of fiscal 2012.

Channel Development

	Quarter Ended				Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Total net revenues	$316.4	$218.4			$973.7	$618.3
Cost of sales	201.1	128.0	63.6%	58.6%	626.5	347.9	64.3%	56.3%
Other operating expenses	47.8	38.2	15.1	17.5	147.3	104.8	15.1	16.9
Depreciation and amortization expenses	0.3	0.5	0.1	0.2	1.0	1.9	0.1	0.3
General and administrative expenses	1.9	2.0	0.6	0.9	6.6	4.7	0.7	0.8
Total operating expenses	251.1	168.7	79.4	77.2	781.4	459.3	80.3	74.3
Income from equity investees	21.2	19.6	6.7	9.0	55.4	48.5	5.7	7.8
Operating income	$86.5	$69.3	27.3%	31.7%	$247.7	$207.5	25.4%	33.6%
Revenues
Total Channel Development net revenues for the third quarter and the first three quarters of fiscal 2012 increased 45%, or $98 million, and 58%, or $355 million, respectively, primarily due to sales of Starbucks® and Tazo® branded K-Cup® portion packs (approximately $55 million for the third quarter and approximately $174 million for the first three quarters). For the third quarter, increased packaged coffee sales (approximately $20 million), primarily driven by the launch of Starbucks® Blonde Roast, also contributed. For the first three quarters, the benefit of recognizing full revenue from packaged coffee and tea sales under the direct distribution model through the second quarter of fiscal 2012 (approximately $70 million) and increased foodservice revenues (approximately $29) million also contributed.
The fiscal third quarter marks the first full year-over-year comparison period under the direct distribution model. Accordingly, the change to the direct distribution model did not impact the third quarter of fiscal 2012.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 500 basis points for the third quarter and 800 basis points for the first three quarters of fiscal 2012, respectively, driven by increased commodity costs (approximately 500 basis points for the third quarter and approximately 690 basis points for the first three quarters), primarily due to higher coffee costs.
Other operating expenses as a percentage of total net revenues decreased 240 basis points for the third quarter and 180 basis points for the first three quarters of fiscal 2012. These decreases were primarily due to increased sales leverage largely related to increased revenues from the addition of Starbucks® and Tazo® branded K-Cup® packs.

Income from equity investees increased $2 million for the third quarter and $7 million for the first three quarters of fiscal 2012, driven by increased income of our North American Coffee Partnership joint venture.
The changes in the above line items combined with sales leverage on general and administrative expenses (approximately 30 basis points for the third quarter and approximately 10 basis points for the first three quarters) and depreciation and amortization (approximately 10 basis points for the third quarter and approximately 20 basis points for the first three quarters), contributed to an overall decrease in operating margin of 440 basis points for the third quarter and 820 basis points for the first three quarters of fiscal 2012.

Other

	Quarter Ended			Three Quarters Ended
	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Total net revenues	$52.2	$41.4	26.1%	$156.5	$133.8	17.0%
Cost of sales	38.6	25.9	49.0	107.3	75.1	42.9
Other operating expenses	18.2	23.6	(22.9)	52.8	77.6	(32.0)
Depreciation and amortization expenses	19.1	15.7	21.7	57.0	40.9	39.4
General and administrative expenses	147.7	143.4	3.0	453.4	436.4	3.9
Total operating expenses	223.6	208.6	7.2	670.5	630.0	6.4
Income/(loss) from equity investees	0.4	(0.6)	nm	0.3	(1.5)	nm
Operating loss	$(171.0)	$(167.8)	1.9%	$(513.7)	$(497.7)	3.2%
Other includes operating results from Seattle’s Best Coffee, Evolution Fresh, Digital Ventures, and expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to, or managed by, any segment and are not included in the reported financial results of the operating segments.
Total Other net revenues for the third quarter and the first three quarters of fiscal 2012 increased $11 million and $23 million, respectively, primarily due to incremental revenues from Evolution Fresh, which was acquired during the first quarter of fiscal 2012.
Total operating expenses increased $15 million and $41 million for the third quarter and the first three quarters of fiscal 2012, respectively. These increases in expenses were primarily due to increased cost of sales resulting from higher commodity costs, primarily coffee, and higher general and administrative expenses to support the growth of the business.

Fiscal Third Quarter 2012 Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Americas
Company-operated stores	47	—	83	4	7,706	7,584
Licensed stores	36	52	171	(105)	4,947	4,939
	83	52	254	(101)	12,653	12,523
EMEA
Company-operated stores (1)	2	15	7	21	903	891
Licensed stores (1)	34	21	71	55	933	839
	36	36	78	76	1,836	1,730
China / Asia Pacific
Company-operated stores	32	14	95	52	607	491
Licensed stores	80	53	221	133	2,555	2,274
	112	67	316	185	3,162	2,765
Total	231	155	648	160	17,651	17,018

(1)
EMEA store data has been adjusted for the acquisition of store locations in Austria and Switzerland in the fourth quarter of fiscal 2011, by reclassifying historical information from Licensed stores to Company-operated stores.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and short-term investments totaled $2.5 billion and $2.1 billion as of July 1, 2012 and October 2, 2011, respectively. As of July 1, 2012, approximately $663.5 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $335.8 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consist predominantly of US Treasury securities, commercial paper, corporate bonds, US Agency securities, and certificates of deposit.
Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers, as well as certificates of deposits. We also have investments in auction rate securities (“ARS”), all of which are classified as long-term. ARS totaling $28.4 million and $28.0 million were outstanding as of July 1, 2012 and October 2, 2011, respectively.
Borrowing Capacity
Starbucks $500 million unsecured credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of July 1, 2012 and October 2, 2011, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of July 1, 2012 and October 2, 2011, we were in compliance with each of these covenants.
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
During the third quarter of fiscal 2012, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.17 per share to be paid on August 24, 2012 to shareholders of record as of the close of business on August 8, 2012. Starbucks repurchased 0.4 million shares of common stock ($15.7 million) during the first three quarters of fiscal 2012 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of July 1, 2012 totaled 24.0 million.
Cash Flows
Cash provided by operating activities was $1.1 billion for the first three quarters of fiscal 2012, compared to $1.1 billion for the same period in fiscal 2011. Higher net earnings for the period were offset by increased payments on accounts payable.
Cash used by investing activities for the first three quarters of fiscal 2012 totaled $684.2 million, compared to $217.0 million for the same period in fiscal 2011. The increase was primarily due to the net investment of cash into new investment securities. An increase in capital expenditures, primarily for remodeling and renovating existing company-operated stores and opening new retail stores, and cash paid to acquire Evolution Fresh also contributed.
Cash used by financing activities for the first three quarters of fiscal 2012 totaled $88.5 million, compared to $367.4 million for the same period in fiscal 2011. The decrease was primarily due to a decrease in common share repurchases in the first three quarters of fiscal 2012 and an increase in the excess tax benefit from exercise of stock options, as a result of more option exercises during the period. The overall decrease was partially offset by an increase in cash returned to shareholders through higher dividend payments.
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
During the third quarter of fiscal 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (July 1, 2012).
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
On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claims damages of up to $62.9 million from the loss of sales resulting from Kraft’s failure to use commercially reasonable efforts to market Starbucks® coffee, plus attorney fees. Kraft’s expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claims damages of up to $2.9 billion, plus attorney fees. The arbitration commenced on July 11, 2012 and is in progress. It is possible the arbitration may extend beyond the originally scheduled timeframe and, based on scheduling constraints, the timing of a decision may extend into fiscal 2013.
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

Starbucks did not repurchase any shares during the third quarter of fiscal 2012. As of the end of the quarter, the maximum number of shares that may yet be purchased under our current share repurchase program was 24,015,356 shares. Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of up to an additional 15 million shares; on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares; and on November 3, 2011 we publicly announced the authorization of up to an additional 20 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended July 1, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 2, 2012

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer