Form 10-K
period 2012-09-30
STARBUCKS CORP
filed 2012-11-16
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number: 0-20322
Starbucks Corporation
(Exact Name of Registrant as Specified in its Charter)

Washington	91-1325671
(State of Incorporation)	(IRS Employer ID)
2401 Utah Avenue South, Seattle, Washington 98134
(206) 447-1575
(Address of principal executive offices, zip code, telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 30, 2012 as reported on the NASDAQ Global Select Market was $41 billion. As of November 9, 2012, there were 743.6 million shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 20, 2013 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 30, 2012

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

General
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 60 countries. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of fresh food items, through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and national foodservice accounts. In addition to our flagship Starbucks brand, our portfolio also includes Tazo® Tea, Seattle’s Best Coffee®, Starbucks VIA® Ready Brew, Starbucks Refreshers™ beverages, Evolution Fresh™, La Boulange bakery brand and the Verismo™ System by Starbucks.
Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this goal, we are continuing the disciplined expansion of our global store base. In addition, by leveraging the experience gained through our traditional store model, we continue to offer consumers new coffee products in a variety of forms, across new categories, and through diverse channels. Starbucks Global Responsibility strategy and commitments related to coffee and the communities we do business in, as well as our focus on being an employer of choice, are also key complements to our business strategies.
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 30, 2012 (“fiscal 2012”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”

Segment Financial Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Beginning with the first quarter of fiscal 2012, we redefined our reportable operating segments to align with the three-region leadership and organizational structure of our retail business that took effect at the beginning of fiscal 2012.
The three-region structure includes: 1) Americas, inclusive of the US, Canada, and Latin America; 2) Europe, Middle East, and Africa, collectively referred to as the “EMEA” region; and 3) China / Asia Pacific (“CAP”). Our chief executive officer, who is our chief operating decision maker, manages these businesses, evaluates financial results, and makes key operating decisions based on the new organizational structure. Accordingly, beginning with the first quarter of fiscal 2012, we revised our reportable operating segments from 1) US, 2) International, and 3) Global Consumer Products Group to the following four reportable segments: 1) Americas, 2) EMEA, 3) CAP, and 4) Global Consumer Products Group. In the second quarter of fiscal 2012, we renamed our Global Consumer Products Group segment “Channel Development.” Segment revenues as a percentage of total net revenues for fiscal year 2012 were as follows: Americas (75%), EMEA (9%), CAP (5%), and Channel Development (10%).
Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information presented herein reflects this change.
The Americas, EMEA, and CAP segments include both company-operated and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within EMEA and CAP operations are in the early stages of development and require a more extensive support organization, relative to the current levels of revenue and operating income, than the Americas operations. The Americas and EMEA segments also include foodservice accounts, primarily in Canada and the UK. Our Americas segment also includes the retail and wholesale activities of Bay Bread, LLC (doing business as La Boulange), which was acquired in the fourth quarter of fiscal 2012.

Our Channel Development segment includes whole bean and ground coffees, premium Tazo® teas, Starbucks VIA® Ready Brew, Starbucks® coffee and Tazo® tea K-Cup® portion packs, a variety of ready-to-drink beverages, such as Starbucks Refreshers™ beverages, and other branded products sold worldwide through channels such as grocery stores, warehouse clubs, convenience stores, and US foodservice accounts.
Seattle’s Best Coffee is reported in “Other” along with Evolution Fresh, Digital Ventures and unallocated corporate expenses that pertain to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The Other category comprised approximately 1% of total net revenues.
Financial information for Starbucks reportable operating segments and Other is included in Note 17 to the consolidated financial statements included in Item 8 of this 10-K.

Revenue Components
We generate our revenues through company-operated stores, licensed stores, consumer packaged goods ("CPG") and foodservice operations.

Company-operated and Licensed Store Summary as of September 30, 2012

	Americas	As a% of Total Americas Stores	EMEA	As a% of Total EMEA Stores	CAP	As a% of Total CAP Stores	Total	As a% of Total Stores
Company-operated stores	7,857	61%	882	47%	666	20%	9,405	52%
Licensed stores	5,046	39%	987	53%	2,628	80%	8,661	48%
Total	12,903	100%	1,869	100%	3,294	100%	18,066	100%
The mix of company-operated versus licensed stores in a given market will vary based on several factors, including the ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks, and the ability to leverage the support infrastructure in an existing geographic region.

Company-operated Stores
Revenue from company-operated stores accounted for 79% of total net revenues during fiscal 2012. Our retail objective is to be the leading retailer and brand of coffee in each of our target markets by selling the finest quality coffee and related products, and by providing each customer a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service as well as clean and well-maintained company-operated stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
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

The following is a summary of total company-operated store data for the periods indicated:

	Net Stores Opened (Closed) During the Fiscal Year Ended(1)		Stores Open as of
	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Americas:
US	161	(2)	6,866	6,705
Canada	42	37	878	836
Chile	6	5	41	35
Brazil	25	5	53	28
Puerto Rico	—	(2)	19	19
Total Americas	234	43	7,857	7,623
EMEA:
UK	(7)	5	593	600
Germany	7	8	157	150
France	5	8	67	62
Switzerland	4	—	50	46
Austria	—	2	12	12
Netherlands	1	2	3	2
Total EMEA	10	25	882	872
CAP:
China	130	58	408	278
Thailand	14	8	155	141
Singapore	8	8	80	72
Australia	2	(1)	23	21
Total CAP	154	73	666	512
Total company-operated	398	141	9,405	9,007

(1)
Store openings are reported net of closures. In the Americas, 279 and 100 company-operated stores were opened during 2012 and 2011, respectively, and 45 and 57 stores were closed during 2012 and 2011, respectively. In EMEA, 27 and 41 company-operated stores were opened during 2012 and 2011, respectively, and 17 and 16 stores were closed during 2012 and 2011, respectively. In CAP, 161 and 87 company-operated stores were opened during 2012 and 2011, respectively, and 7 and 14 stores were closed during 2012 and 2011, respectively.

Starbucks company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses, and in select rural and off-highway locations. To provide a greater degree of access and convenience for non-pedestrian customers, we continue to selectively expand development of drive-thru stores.
Starbucks stores offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages, a selection of premium Tazo® teas, distinctively packaged roasted whole bean and ground coffees, a variety of Starbucks VIA® Ready Brew soluble coffees, Starbucks® coffee and Tazo® tea K-Cup® portion packs, Starbucks Refreshers™ beverages, juices and bottled water. Starbucks stores also offer an assortment of fresh food items, including selections focusing on high-quality ingredients, nutritional value and great flavor. Food items include pastries, prepared breakfast and lunch sandwiches, oatmeal and salads. A focused selection of beverage-making equipment and accessories are also sold in our stores. Each Starbucks store varies its product mix depending upon the size of the store and its location. To complement the in-store experience, our US company-operated Starbucks stores also provide customers free access to wireless internet.
Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Beverages	75%	75%	75%
Food	19%	19%	19%
Packaged and single serve coffees	4%	4%	4%
Coffee-making equipment and other merchandise	2%	2%	2%
Total	100%	100%	100%

Starbucks Card
The Starbucks stored value card program is designed to increase customer loyalty and the frequency of store visits by cardholders. Starbucks Cards are accepted at company-operated and most licensed stores in North America. The cards are also accepted at a number of international locations. Customers who register their cards in the US, Canada, and certain other countries are enrolled in the My Starbucks Rewards™ program and can receive various benefits depending on the number of Stars earned in a 12-month period.

Licensed Stores
Product sales to and royalty and license fee revenues from our licensed stores accounted for 9% of total revenues in fiscal 2012. In our licensed store operations, we leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we receive royalties and license fees and sell coffee, tea and related products for resale in licensed locations. Employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. For our Seattle’s Best Coffee brand, we use various forms of licensing, including traditional franchising.

Starbucks total licensed stores by country as of September 30, 2012 are as follows:

Americas		Europe/Middle East/Africa		China / Asia Pacific
US	4,262	Turkey	171	Japan	965
Mexico	356	UK	168	South Korea	467
Canada	303	United Arab Emirates	99	China	292
Other	125	Spain	78	Taiwan	271
		Kuwait	65	Philippines	201
		Saudi Arabia	64	Malaysia	134
		Russia	60	Indonesia	133
		Greece	42	Hong Kong	131
		Other	240	New Zealand	34
Total	5,046	Total	987	Total	2,628
In the Americas, 351 and 296 licensed stores were opened during 2012 and 2011, respectively, and 81 and 564 licensed stores were closed during 2012 and 2011, respectively. The 564 licensed stores that were closed in the Americas during fiscal 2011 include 475 Seattle’s Best Coffee locations in Borders Bookstores. In EMEA, 139 and 111 licensed stores were opened during 2012 and 2011, respectively, and 38 and 32 licensed stores were closed during 2012 and 2011, respectively. In CAP, 354 and 264 licensed stores were opened during 2012 and 2011, respectively, and 60 and 71 licensed stores were closed during 2012 and 2011, respectively.

Consumer Packaged Goods
Consumer packaged goods includes both domestic and international sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse club and specialty retail stores. It also includes revenues from product sales to and licensing revenues from manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements. Revenues from sales of consumer packaged goods comprised 8% of total net revenues in fiscal 2012.

Foodservice
Revenues from foodservice accounts comprised 4% of total net revenues in fiscal 2012. We sell Starbucks® and Seattle’s Best Coffee® whole bean and ground coffees, a selection of premium Tazo® teas, Starbucks VIA® Ready Brew, and other coffee and tea related products to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. We also sell our Seattle’s Best Coffee® through arrangements with national accounts. The majority of the sales in this channel come through national broadline distribution networks with SYSCO Corporation, US Foodservice™, and other distributors.

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
The price of coffee is subject to significant volatility. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a premium above the “C” coffee commodity price. Both the premium and the commodity price depend upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions. Price is also impacted by trading activities in the arabica coffee futures market, including hedge funds and commodity index funds. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to select a date on which to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. Total green coffee purchase commitments as of September 30, 2012 were $854 million, comprised of $557 million under fixed-price contracts and an estimated $297 million under price-to-be-fixed contracts. As of September 30, 2012, approximately $125 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. All price-to-be-fixed contracts as of September 30, 2012 were at the Company’s option to fix the base “C” coffee commodity price component. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2013.
We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.
To help ensure sustainability and future supply of high-quality green coffees and to reinforce our leadership role in the coffee industry, Starbucks operates Farmer Support Centers in six countries. The Farmer Support Centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields.
In addition to coffee, we also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated stores. For our largest markets, the US, Canada and the UK, we purchase substantially all of our fluid milk requirements from eight dairy suppliers. We believe, based on relationships established with these suppliers, that the risk of non-delivery of sufficient fluid milk to support our stores is remote.
Products other than whole bean coffees and coffee beverages sold in Starbucks stores include Evolution Fresh™ juices and a number of ready-to-drink beverages that are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as pastries, breakfast sandwiches and lunch items, are purchased from national, regional and local sources. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail stores as well as our manufacturing and distribution operations. We believe, based on relationships established with these suppliers and manufacturers, that the risk of non-delivery of these items is remote.

Competition
Our primary competitors for coffee beverage sales are quick-service restaurants and specialty coffee shops. In almost all markets in which we do business, there are numerous competitors in the specialty coffee beverage business. We believe that our customers choose among specialty coffee retailers primarily on the basis of product quality, service and convenience, as well as price. We continue to experience direct competition from large competitors in the US quick-service restaurant sector and the US ready-to-drink coffee beverage market. We also continue to face competition from well-established companies in many international markets.

Our coffee and tea products sold through our Channel Development segment compete directly against specialty coffees and teas sold through supermarkets, club stores and specialty retailers and compete indirectly against all other coffees and teas on the market. Starbucks also faces competition from both restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.

Patents, Trademarks, Copyrights and Domain Names
Starbucks owns and has applied to register numerous trademarks and service marks in the US and in additional countries throughout the world. Some of our trademarks, including Starbucks, the Starbucks logo, Seattle’s Best Coffee, Frappuccino, Starbucks VIA and Tazo are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com”, “Starbucks.net”, and “Seattlesbest.com.”

Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. Cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from Starbucks Cards are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results can also be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees
Starbucks employed approximately 160,000 people worldwide as of September 30, 2012. In the US, Starbucks employed approximately 120,000 people, with 113,000 in company-operated stores and the remainder in support facilities, store development, and roasting and warehousing operations. Approximately 40,000 employees were employed outside of the US, with 38,000 in company-operated stores and the remainder in regional support facilities and roasting and warehousing operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.

Executive officers of the registrant

Name	Age	Position
Howard Schultz	59	chairman, president and chief executive officer
Cliff Burrows	53	president, Starbucks Coffee Americas and US
John Culver	52	president, Starbucks Coffee China and Asia Pacific
Jeff Hansberry	48	president, Channel Development and Emerging Brands
Michelle Gass	44	president, Starbucks Coffee EMEA
Troy Alstead	49	chief financial officer and chief administrative officer
Lucy Lee Helm	55	executive vice president, general counsel and secretary

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
John Culver joined Starbucks in August 2002 and has served as president, Starbucks Coffee China and Asia Pacific since October 2011. From December 2009 to October 2011, he served as president, Starbucks Coffee International. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle's Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007.
Jeff Hansberry joined Starbucks in June 2010 and has served as president, Channel Development and Emerging Brands since June 2012. From October 2011 to June 2012, he served as president, Channel Development and president, Seattle's Best Coffee. From June 2010 to October 2011, he served as president, Global Consumer Products and Foodservice. Prior to joining Starbucks, Mr. Hansberry served as vice president and general manager, Popular BU for E. & J. Gallo Winery, a family-owned winery, from November 2008 to May 2010. From September 2007 to November 2008, Mr. Hansberry served as vice president and general manager, Value BU, and from April 2005 to August 2007, he served as vice president and general manager Asia, for E. & J. Gallo Winery. Prior to E. & J. Gallo, Mr. Hansberry held various positions with Procter & Gamble.
Michelle Gass joined Starbucks in 1996 and has served as president, Starbucks Coffee EMEA since October 2011. From September 2009 to October 2011, she served as president, Seattle's Best Coffee. Ms. Gass served as senior vice president, Marketing and Category from July 2008 to November 2008, and then as executive vice president, Marketing and Category from December 2008 to September 2009. Ms. Gass previously served as senior vice president, Global Strategy, Office of the ceo from January 2008 to July 2008, senior vice president, Global Product and Brand from August 2007 to January 2008 and senior vice president, U.S. Category Management from May 2004 to August 2007. Ms. Gass served in a number of other positions with Starbucks prior to 2004.
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
Lucy Lee Helm joined Starbucks in September 1999 and has served as executive vice president, general counsel and secretary since May 2012. She served as senior vice president and deputy general counsel from October 2007 to April 2012 and served as interim general counsel and secretary from April 2012 to May 2012.  Ms. Helm previously served as vice president, assistant general counsel from June 2002 to September 2007 and as director, corporate counsel from September 1999 to May 2002.  During her tenure at Starbucks, Ms. Helm has led various teams of the Starbucks legal department, including the Litigation and Brand protection team, the Global Business (Commercial) team and the Litigation and Employment team. Prior to joining Starbucks, Ms. Helm was a principal at the Seattle law firm of Riddell Williams P.S. from 1990 to 1999, where she was a trial lawyer specializing in commercial, insurance coverage and environmental litigation.
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

Available Information
Starbucks 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of our website at investor.starbucks.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, code of ethics and Board committee charters and policies are also posted on the Investor Relations section of Starbucks website at investor.starbucks.com. The information on our website is not part of this or any other report Starbucks files with, or furnishes to, the SEC.

Item 1A.	Risk Factors
You should carefully consider the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operation.

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
Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors set forth below could adversely impact our business, financial condition and/or results of operations:

•	lower customer traffic or average value per transaction, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	customers trading down to lower priced products within Starbucks, and/or shifting to competitors with lower priced products;

•	lack of customer acceptance of new products or price increases necessary to cover costs of new products and/or higher input costs;

•	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending;

•	declines in general consumer demand for specialty coffee products; or

•	adverse impacts resulting from negative publicity regarding our business practices or the health effects of consuming our products;

•	cost increases that are either wholly or partially beyond our control, such as:

•	commodity costs for commodities that can only be partially hedged, such as fluid milk and high-quality arabica coffee;

•	labor costs such as increased health care costs, general market wage levels and workers' compensation insurance costs;

•	adverse outcomes of current or future litigation; or

•	construction costs associated with new store openings and remodeling of existing stores;

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

•
the impact on our business, especially in our larger or fast growing markets, due to labor discord, war, terrorism (including incidents targeting us), political instability, boycotts, social unrest, and natural disasters, including health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores or cause a material disruption in our supply chain; and

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
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include:

•	successfully leveraging Starbucks brand portfolio outside the company-operated store base, including our increased focus on international licensed stores;

•	focusing on relevant product innovation and profitable new growth platforms;

•	continuing to accelerate the growth of our Channel Development business;

•	balancing disciplined global store growth and existing store renovation while meeting target store-level unit economics in a given market;

•	timely completing certain supply chain capacity expansion initiatives, including increased roasting capacity and construction of a new soluble products plant and a new Evolution FreshTM plant; and

•	executing a multi-channel advertising and marketing campaign to effectively communicate our message directly to Starbucks consumers and employees.

•	We face intense competition in each of our channels and markets, which could lead to reduced profitability.
The specialty coffee market is intensely competitive, including with respect to product quality, service, convenience, and price, and we face significant competition in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the US, the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could adversely affect our sales and results of operations. Similarly, continued competition from well-established competitors in our international markets could hinder growth and adversely affect our sales and results of operations in those markets. Increased competition in the US packaged coffee and tea and single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of the Channel Development segment.

•	We are highly dependent on the financial performance of our Americas operating segment.
Our financial performance is highly dependent on our Americas operating segment, as it comprised approximately 75% of consolidated total net revenues in fiscal 2012. If revenue trends slow or decline, our business and financial results could be adversely affected, and because the Americas segment is relatively mature and produces the large majority of our operating cash flows, could result in reduced cash flows for funding the expansion of our international business and for returning cash to shareholders.

•	We are increasingly dependent on the success of our EMEA and CAP operating segments in order to achieve our growth targets.
Our future growth increasingly depends on the growth and sustained profitability of our EMEA and CAP operating segments. Some or all of our international market business units (“MBUs”), which we generally define by the countries in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of these international operations may be adversely affected by economic downturns in one or more of our large MBUs. In particular, our Japan, UK, and China MBUs account for a significant portion of the net revenue and earnings of our EMEA and CAP segments and a decline in the performance of any of these MBUs could have a material adverse impact on the results of our international operations.
Additionally, some factors that will be critical to the success of the EMEA and CAP segments are different than those affecting our US stores and licensees. Tastes naturally vary by region, and consumers in some MBUs may not embrace our products to the same extent as consumers in the US or other international markets. Occupancy costs and store operating expenses can be higher internationally than in the US due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to more developed operations, such as in the US. Additionally, our international joint venture partners or licensees may face capital constraints or other factors that may limit the speed at which they are able to expand and develop in a certain market.
Our international operations are also subject to additional inherent risks of conducting business abroad, such as:

•	foreign currency exchange rate fluctuations, or requirements to transact in specific currencies;

•	changes or uncertainties in economic, legal, regulatory, social and political conditions in our markets;

•	interpretation and application of laws and regulations;

•
restrictive actions of foreign or US governmental authorities affecting trade and foreign investment, especially during periods of heightened tension between the US and such foreign governmental authorities, including protective measures such as export and customs duties and tariffs, government intervention favoring local competitors, and restrictions on the level of foreign ownership;

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

•
difficulty in staffing, developing and managing foreign operations and supply chain logistics, including ensuring the consistency of product quality and service, due to distance, language and cultural differences, as well as challenges in recruiting and retaining high quality employees in local markets;

•	local laws that make it more expensive and complex to negotiate with, retain or terminate employees;

•
delays in store openings for reasons beyond our control, competition with locally relevant competitors or a lack of desirable real estate locations available for lease at reasonable rates, any of which could keep us from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share; and

•	disruption in energy supplies affecting our markets.

Moreover, many of the foregoing risks are particularly acute in developing countries, which are important to our long-term growth prospects.

•
Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility and, although coffee prices have come down from their near-record highs of 2011, they are still above the historical average price of coffee and may again increase significantly due to factors described below. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.
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

•	Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.
We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience and for our corporate social responsibility programs. The Starbucks brand has been highly rated in several global brand value studies. To be successful in the future, particularly outside of US, where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Even isolated business incidents that erode consumer trust, such as contaminated food, recalls or privacy breaches, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results. Consumer demand for our products and our brand equity could diminish significantly if we or our licensees fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner or fail to deliver a consistently positive consumer experience in each of our markets. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, including from unauthorized uses of our brand or other of our intellectual property assets, can erode consumer trust and our brand value and have a negative impact on our financial results.

•	Our business depends in large part on the success of our business partners and suppliers, and our brand and reputation may be harmed by actions taken by third parties that are outside of our control.
Our business strategy, including our plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of business partners, and licensee and partnership relationships, particularly in our international markets. Licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, certain of these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our licensees as they do from us and we strive to ensure customers have the same experience whether they visit a company-operated or licensed store. Any shortcoming of a Starbucks business partner, particularly an issue affecting the quality of the service experience, the safety of beverages or food or compliance with laws and regulations, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations.
Our food and beverage products are sourced from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases are produced or sourced by our licensees directly. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the US. A vendor's or supplier's failure to meet our standards, provide products in a timely and efficient manner, and comply with applicable laws is beyond our control. These issues could negatively impact our business and profitability.

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
Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. We must continue to recruit, retain and motivate management and other employees sufficiently, both to maintain our current business and to execute our strategic initiatives, some of which involve ongoing expansion in business channels outside of our traditional company-operated store model. Our success also depends substantially on the contributions and abilities of our retail store employees whom we rely on to give customers a superior in-store experience. Accordingly, our performance depends on our ability to recruit and retain high quality employees to work in and manage our stores, both domestically and internationally. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

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

•
Effectively managing growth both in our retail store business and our Channel Development business is challenging and places significant strain on our management and employees and our operational, financial, and other resources.

Effectively managing growth can be challenging, particularly as we continue to expand into new channels outside the retail store model, increase our focus on our Channel Development business, and expand into new markets internationally where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high-quality raw materials, to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience.

•	As we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
We have recently completed several acquisitions and we continue to evaluate potential acquisitions, divestitures, or joint ventures with third parties. These transactions create risks such as:

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

•
We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business and expose us to potential liability and loss of revenues.

We rely heavily on information technology systems across our operations, including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, integrity and capacity of these systems. We also rely on third party providers for some of these information technology systems and support. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause material negative impacts to our product sales, the efficiency of our operations and our financial results. Significant capital investments and other expenditures could be required to remedy the problem. Furthermore, security breaches of our employees' or customers' private data could result in a violation of applicable U.S. and international privacy and other laws, loss of revenues from the potential adverse impact to our reputation and our ability to retain or attract new customers, and could result in litigation, potential liability and the imposition of penalties.

•
The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

Since 1988 we have offered comprehensive healthcare coverage to eligible full-time and part-time employees in the US. We currently have relatively low minimum work hour requirements for our US employees to be eligible for healthcare coverage under our healthcare plans but for various reasons many of our eligible employees choose not to participate in our plans. However, many of such eligible employees who currently choose not to participate in our healthcare plans may find it more advantageous to do so when recent changes to healthcare laws in the United States become effective in 2014. Such changes include potential fees to persons for not obtaining healthcare coverage and being ineligible for certain healthcare subsidies if an employee is eligible for healthcare coverage under an employer's plan. If a large portion of current eligible employees who currently choose not to participate in our plans choose to enroll when or after the law becomes effective, it may significantly increase our healthcare coverage costs and negatively impact on our financial results.

•	Failure to comply with applicable laws and regulations could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable trade, labor, healthcare, privacy, food, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, together with the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure to comply with the various laws and regulations as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The significant properties used by Starbucks in connection with its roasting, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
Rancho Cucamonga, CA	265,000	Manufacturing
Carson Valley, NV	384,000	Roasting, distribution and warehouse
York County, PA	748,000	Roasting, distribution and warehouse
Sandy Run, SC	117,000	Roasting and distribution
Auburn, WA	351,000	Warehouse and distribution
Kent, WA	332,000	Roasting and distribution
Seattle, WA	1,000,000	Corporate administrative
Amsterdam, Netherlands	97,000	Roasting and distribution
Basildon, United Kingdom	142,000	Warehouse and distribution
We own our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 30, 2012, Starbucks had approximately 9,400 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage.

Item 3.	Legal Proceedings
In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (“Kraft”) that we were discontinuing our distribution arrangement with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defined the main distribution arrangement between the parties. Through our arrangement with Kraft, Starbucks sold a selection of Starbucks and Seattle's Best Coffee branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft managed the distribution, marketing, advertising and promotion of these products.
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
On December 6, 2010, Kraft commenced a federal court action against Starbucks, entitled Kraft Foods Global, Inc. v. Starbucks Corporation, in the U.S. District Court for the Southern District of New York (the “District Court”) seeking injunctive relief to prevent Starbucks from terminating the distribution arrangement until the parties' dispute is resolved through the arbitration proceeding. On January 28, 2011, the District Court denied Kraft's request for injunctive relief. Kraft appealed the District Court's decision to the Second Circuit Court of Appeals. On February 25, 2011, the Second Circuit Court of Appeals affirmed the District Court's decision. As a result, Starbucks is in full control of our packaged coffee business as of March 1, 2011.
While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks in the arbitration or to resolve the matter. Although Kraft disclosed to the press and in federal court filings a $750 million offer Starbucks made to Kraft in August 2010 to avoid litigation and ensure a smooth transition of the business, the figure is not a proper basis upon which to estimate a possible outcome of the arbitration but was based upon facts and circumstances at the time. Kraft rejected the offer immediately and did not provide a counter-offer, effectively ending the discussions between the parties with regard to any payment. Moreover, the offer was made prior to our investigation of Kraft's breaches and without consideration of Kraft's continuing failure to comply with material terms of the agreements.
On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claimed damages of up to $62.9 million from the loss of sales resulting from Kraft's failure to use commercially reasonable efforts to market Starbucks® coffee, plus attorney fees. Kraft's expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claimed damages of up to $2.9 billion, plus attorney fees.  The arbitration hearing commenced on July 11, 2012 and was completed on August 3. Starbucks presented evidence of material breaches on Kraft's part and sought nominal damages from Kraft for those breaches. Kraft presented evidence denying it had breached the parties' Agreement and sought damages of $2.9 billion plus attorney fees. We expect a decision from the Arbitrator in the first half of fiscal 2013.
At this time, Starbucks believes an unfavorable outcome with respect to the arbitration is not probable, but as noted above is reasonably possible. As also noted above, Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement without compensation to Kraft. In addition, Starbucks believes Kraft's damage estimates are highly inflated and based upon faulty analysis. As a result, we cannot reasonably estimate the possible loss. Accordingly, no loss contingency has been recorded for this matter.
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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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
The following table shows the quarterly high and low sale prices per share of Starbucks common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated:

	High	Low	Cash Dividends Declared
2012:
Fourth Quarter	$54.28	$43.04	$0.21
Third Quarter	62.00	51.03	0.17
Second Quarter	56.55	45.28	0.17
First Quarter	46.50	35.12	0.17
2011:
Fourth Quarter	$42.00	$33.72	$0.17
Third Quarter	40.26	34.61	0.13
Second Quarter	38.21	30.75	0.13
First Quarter	33.15	25.37	0.13
As of November 9, 2012, we had approximately 18,500 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, and other such factors that the Board of Directors considers relevant.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of our common stock during the quarter ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
July 2, 2012 — July 29, 2012	—	$—	—	24,015,356
July 30, 2012 — August 26, 2012	5,265,260	46.44	5,265,260	18,750,096
August 27, 2012 — September 30, 2012	6,622,320	50.27	6,622,320	12,127,776
Total	11,887,580	$48.58	11,887,580

(1)	Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2012.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of up to an additional 15 million shares, on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares, and on November 3, 2011 we publicly announced the authorization of up to an additional 20 million shares. These authorizations have no expiration date.

On November 14, 2012, our Board of Directors authorized the repurchase of up to an additional 25 million shares, in addition to the 12.1 million shares that remained available for repurchase at September 30, 2012 under previous authorizations. As with previous authorizations, shares may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of repurchases will be determined in the Company's discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Performance Comparison Graph
The following graph depicts the total return to shareholders from September 30, 2007 through September 30, 2012, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 30, 2007, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	9/30/2007	9/28/2008	9/27/2009	10/3/2010	10/2/2011	9/30/2012
Starbucks Corporation	100.00	57.10	75.69	99.93	145.94	201.33
S&P 500	100.00	78.02	72.63	80.01	80.93	105.37
NASDAQ Composite	100.00	69.59	74.90	84.99	86.87	110.79
S&P Consumer Discretionary	100.00	77.59	77.55	95.87	101.79	139.08

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the consolidated financial statements and notes.
Financial Information (in millions, except per share data):

As of and for the Fiscal Year Ended(1)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)	Sep 28, 2008 (52 Wks)

Results of Operations
Net revenues:
Company-operated stores	$10,534.5	$9,632.4	$8,963.5	$8,180.1	$8,771.9
Licensed stores(2)	1,210.3	1,007.5	875.2	795.0	779.0
CPG, foodservice and other(2)	1,554.7	1,060.5	868.7	799.5	832.1
Total net revenues	$13,299.5	$11,700.4	$10,707.4	$9,774.6	$10,383.0
Operating income(3)	$1,997.4	$1,728.5	$1,419.4	$562.0	$503.9
Net earnings including noncontrolling interests	1,384.7	1,248.0	948.3	391.5	311.7
Net earnings (loss) attributable to noncontrolling interests	0.9	2.3	2.7	0.7	(3.8)
Net earnings attributable to Starbucks	1,383.8	1,245.7	945.6	390.8	315.5
EPS — diluted	1.79	1.62	1.24	0.52	0.43
Cash dividends declared per share	0.72	0.56	0.36	—	—
Net cash provided by operating activities	1,750.3	1,612.4	1,704.9	1,389.0	1,258.7
Capital expenditures (additions to property, plant and equipment)	856.2	531.9	440.7	445.6	984.5
Balance Sheet
Total assets	$8,219.2	$7,360.4	$6,385.9	$5,576.8	$5,672.6
Short-term borrowings	—	—	—	—	713.0
Long-term debt (including current portion)	549.6	549.5	549.4	549.5	550.3
Shareholders’ equity	5,109.0	4,384.9	3,674.7	3,045.7	2,490.9

(1)	Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2010 included 53 weeks with the 53rd week falling in our fourth fiscal quarter.

(2)
Includes the revenue reclassification described in Note 1. For fiscal years 2010, 2009, and 2008, we reclassified $465.7 million, $427.3 million, and $392.6 million, respectively, from the previously named “Licensing” revenue to “CPG, foodservice and other” revenue.

(3)	Fiscal 2010, 2009, and 2008 results include pretax restructuring charges of $53.0 million, $332.4 million, and $266.9 million, respectively.

Comparable Store Sales:

Fiscal Year Ended	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)	Sep 28, 2008 (52 Wks)

Percentage change in comparable store sales(4)
Americas
Sales growth	8%	8%	7%	(6)%	(4)%
Change in transactions	6%	5%	3%	(4)%	(4)%
Change in ticket	2%	2%	3%	(2)%	—%
EMEA
Sales growth	—%	3%	5%	(3)%	1%
Change in transactions	—%	3%	6%	—%	(3)%
Change in ticket	—%	—%	(1)%	(3)%	4%
China / Asia Pacific
Sales growth	15%	22%	11%	2%	8%
Change in transactions	11%	20%	9%	—%	4%
Change in ticket	3%	2%	2%	2%	3%
Consolidated
Sales growth	7%	8%	7%	(6)%	(3)%
Change in transactions	6%	6%	4%	(4)%	(4)%
Change in ticket	1%	2%	3%	(2)%	—%

(4)
Includes only Starbucks company-operated stores open 13 months or longer. For fiscal year 2010, comparable store sales percentages were calculated excluding the 53rd week. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.

Store Count Data:

As of and for the Fiscal Year Ended	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)	Sep 28, 2008 (52 Wks)

Net stores opened (closed) during the year:
Americas
Company-operated stores	234	43	(33)	(417)	561
Licensed stores(5)	270	(268)	111	101	558
EMEA(6)
Company-operated stores	10	25	(64)	20	127
Licensed stores	101	79	100	98	153
China / Asia Pacific
Company-operated stores	154	73	30	24	9
Licensed stores	294	193	79	129	261
Total	1,063	145	223	(45)	1,669
Stores open at year end:
Americas
Company-operated stores	7,857	7,623	7,580	7,613	8,030
Licensed stores	5,046	4,776	5,044	4,933	4,832
EMEA(6)
Company-operated stores	882	872	847	911	891
Licensed stores	987	886	807	707	609
China / Asia Pacific
Company-operated stores	666	512	439	409	385
Licensed stores	2,628	2,334	2,141	2,062	1,933
Total	18,066	17,003	16,858	16,635	16,680

(5)	Includes the closure of 475 licensed Seattle’s Best Coffee locations in Borders Bookstores during fiscal 2011.

(6)
EMEA store data has been adjusted for the acquisition of store locations in Austria and Switzerland in the fourth quarter of fiscal 2011 by reclassifying historical information from licensed stores to company-operated stores, and the transfer of certain company-operated stores to licensees in the fourth quarter of fiscal 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2010 included 53 weeks with the 53rd week falling in the fourth fiscal quarter. The fiscal years ended on October 2, 2011 and September 30, 2012 both included 52 weeks. Comparable store sales percentages for fiscal 2010 are calculated excluding the 53rd week. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

Financial Highlights

•
Total net revenues increased 14% to $13.3 billion in fiscal 2012 compared to $11.7 billion in fiscal 2011. The increase was due primarily to a 7% increase in global comparable store sales, 50% revenue growth in Channel Development, and 20% growth in licensed stores revenue. The comparable store sales growth in company-operated stores was comprised of a 6% increase in the number of transactions and a 1% increase in average ticket.

•
Consolidated operating income was $2.0 billion in fiscal 2012 compared to $1.7 billion in fiscal 2011 and operating margin increased to 15.0% compared to 14.8% in fiscal 2011. The operating margin expansion was driven by increased sales leverage and the absence of charges in fiscal 2012 related to the Seattle's Best Coffee store closures in Border's bookstores, partially offset by higher commodity costs.

•
EPS for fiscal 2012 was $1.79, compared to EPS of $1.62 reported in fiscal 2011, with the increase driven by the improved sales leverage, partially offset by the impact of higher commodity costs in fiscal 2012 and certain gains recorded in the fourth quarter of fiscal 2011, including a gain from a fair market value adjustment resulting from the acquisition of the remaining ownership interest in our joint venture in Switzerland and Austria as well as a gain on the sale of corporate real estate.

•
Cash flow from operations was $1.8 billion in fiscal 2012 compared to $1.6 billion in fiscal 2011. Capital expenditures were approximately $856 million in fiscal 2012 compared to $532 million in fiscal 2011. Available operating cash flow after capital expenditures during fiscal 2012 was directed at returning approximately $1.1 billion of cash to our shareholders via share repurchases and dividends.

Overview
Starbucks results for fiscal 2012 reflect the strength of our global business model. We continue to execute on our new regional operating model which we implemented at the beginning of fiscal 2012. We now have four reportable operating segments: Americas; Europe, Middle East, and Africa ("EMEA"); China / Asia Pacific ("CAP") and Channel Development. Each segment is managed by an operating segment president.
Total net revenues increased 14% to $13.3 billion driven by global comparable store sales growth of 7% and a 50% increase in Channel Development revenue. This growth drove increased sales leverage and resulted in higher operating margin and net earnings compared to fiscal 2011. This helped mitigate the impact of higher commodity costs, mostly coffee, which negatively impacted operating income by approximately $214 million for the year, equivalent to approximately 160 basis points of impact on operating margin.
Our Americas business continued its strong momentum and contributed 75% of total net revenues in fiscal 2012. The revenue growth for the year was driven by an 8% increase in comparable store sales, comprised of a 6% increase in traffic and a 2% increase in average ticket. This sales growth, combined with a continued focus on operational efficiencies, drove increased sales leverage that offset the impact of higher commodity costs. Looking forward, we expect to continue driving sales growth and profitability through continued store efficiency efforts, new store development, and expanding our pipeline of new product offerings to increase revenues throughout all dayparts.

EMEA segment results reflect both the investments we have begun making as part of our transformation plan for the region, as well as the macro-economic headwinds we, and others, face there. This resulted in flat comparable store sales and operating income of $10 million for fiscal 2012, a decrease of $30 million compared to fiscal 2011. We started the year by putting in place a new leadership team that is focused on increasing the Starbucks brand presence, health and relevancy across the region, improving the profitability of the existing store base through a focus on revenue growth and operating costs, and identifying opportunities for new store growth through licensing arrangements. We expect the investments we are making as part of this transformation effort will result in improved operating performance as we progress on our plan towards mid-teens operating margin; however, this turnaround will take time to gain traction.
CAP segment revenues increased 31%, driven by new store growth and comparable store sales of 15%. This segment continues to grow rapidly and is becoming a more meaningful contributor to overall company profitability. We expect continued growth will be from a mix of new store openings and comparable store sales growth. China continues to be a significant growth opportunity for us as we remain on track to reach our goal of 1,500 stores in 2015. In addition, other key markets such as Japan, Korea, Thailand, Singapore and Indonesia all continue to be profitable and provide a solid foundation for continued growth in the region.
Our Channel Development segment represents another important, profitable growth opportunity for us. Channel Development results were a solid contributor to overall revenue growth with a 50% increase in revenues primarily due to sales of Starbucks and Tazo branded K-Cup® portion packs which launched at the start of fiscal 2012 and our transition to a direct distribution model for packaged coffee, which occurred during the second quarter of fiscal 2011. High commodity costs continued to be a significant drag on operating margin; however, despite these higher costs, operating income increased $61 million to $349 million for fiscal 2012. We expect continued innovation and new product offerings such as the Verismo™ system by Starbucks and Starbucks Refreshers™ beverages will drive further growth and profitability within this segment over time.

Fiscal 2013 — The View Ahead
For fiscal year 2013, we expect moderate revenue growth driven by mid single-digit increased comparable store sales, new store openings and strong growth in the Channel Development business. Licensed stores will comprise between one-half and two-thirds of new store openings.
We expect continued robust consolidated operating margin and EPS improvement compared to fiscal 2012, reflecting the strength of our global business and the pipeline of profitable growth initiatives.
We expect increased capital expenditures in fiscal 2013 compared to fiscal 2012, reflecting additional investments in store renovations, new store growth and manufacturing capacity.

Operating Segment Overview
Starbucks has four reportable operating segments: Americas, Europe, Middle East, and Africa ("EMEA"), China and Asia Pacific ("CAP") and Channel Development. Seattle’s Best Coffee is reported in “Other,” along with Evolution Fresh, Digital Ventures and unallocated corporate expenses that pertain to corporate administrative functions that support our operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
The Americas, EMEA and CAP segments include company-operated stores and licensed stores. Licensed stores generally have a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in its share of costs as these are primarily incurred by the licensee. The EMEA and CAP segments have a higher relative share of licensed stores versus company-operated stores compared to the Americas segment; however, the Americas segment has been operating significantly longer than the other segments and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the more mature Americas segment has significantly more stores and higher total revenues than the other segments. Average sales per store are also higher in the Americas due to various factors including length of time in market and local income levels.

Starbucks store base in EMEA and CAP continues to expand and we continue to focus on achieving sustainable growth from established international markets while at the same time investing in emerging markets, such as China. Occupancy costs and store operating expenses can be higher in certain international markets than in the Americas segment due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to the Americas segment. International markets in the early stages of development require a more extensive support organization, relative to the current levels of revenue and operating income, than the Americas.
The Channel Development segment includes packaged coffee and tea, a variety of ready-to-drink beverages, single-serve coffee and tea products and other branded product operations worldwide, as well as the US foodservice business. In prior years through the first several months of fiscal 2011, we sold a selection of Starbucks and Seattle’s Best Coffee branded packaged coffees and Tazo® teas in grocery and warehouse club stores throughout the US and to grocery stores in Canada, the UK and other European countries through a distribution arrangement with Kraft Foods Global, Inc. Kraft managed the distribution, marketing, advertising and promotion of these products as a part of that arrangement. During fiscal 2011, we successfully transitioned these businesses including the marketing, advertising, and promotion of these products, from our previous distribution arrangement with Kraft and began selling these products directly to the grocery and warehouse club stores. Our Channel Development segment also includes ready-to-drink beverages, which are primarily manufactured and distributed through The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company. The proportionate share of the results of the joint venture is included, on a net basis, in income from equity investees on the consolidated statements of earnings. The US foodservice business sells coffee and other related products to institutional foodservice companies with the majority of its sales through national broad-line distribution networks. The Channel Development segment reflects a modest cost structure and a resulting higher operating margin, compared to the other reporting segments, which consist primarily of retail stores.

Acquisitions
See Note 2 to the consolidated financial statements in this 10-K.

RESULTS OF OPERATIONS — FISCAL 2012 COMPARED TO FISCAL 2011

Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011

				% of Total Net Revenues
Net revenues:
Company-operated stores	$10,534.5	$9,632.4	9.4%	79.2%	82.3%
Licensed stores	1,210.3	1,007.5	20.1%	9.1%	8.6%
CPG, foodservice and other	1,554.7	1,060.5	46.6%	11.7%	9.1%
Total net revenues	$13,299.5	$11,700.4	13.7%	100.0%	100.0%
Consolidated net revenues were $13.3 billion for fiscal 2012, an increase of 13.7%, or $1.6 billion over fiscal 2011, primarily due to increased revenues from company-operated stores (contributing $902 million), driven by an increase in comparable store sales (approximately 7%, or $680 million). Also contributing to the increase were incremental revenues from net new company-operated store openings over the past 12 months (approximately $184 million).

Licensed store revenues contributed $203 million to the increase in total net revenues in fiscal 2012, primarily due to higher product sales to and royalty revenues from our licensees, resulting from improved comparable store sales and the opening of 665 net new licensed stores over the past 12 months.
CPG, foodservice and other revenues increased $494 million, primarily due to sales of Starbucks and Tazo branded K-Cup® portion packs launched in the CPG channel on November 1, 2011 (approximately $232 million). The benefit of recognizing full revenue from packaged coffee and tea under the direct distribution model (approximately $78 million) and an increase in foodservice revenues (approximately $50 million) also contributed.

Operating Expenses

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011

			% of Total Net Revenues
Cost of sales including occupancy costs	$5,813.3	$4,915.5	43.7%	42.0%
Store operating expenses	3,918.1	3,594.9	29.5%	30.7%
Other operating expenses	429.9	392.8	3.2%	3.4%
Depreciation and amortization expenses	550.3	523.3	4.1%	4.5%
General and administrative expenses	801.2	749.3	6.0%	6.4%
Total operating expenses	11,512.8	10,175.8	86.6%	87.0%
Gain on sale of properties	—	30.2	—%	0.3%
Income from equity investees	210.7	173.7	1.6%	1.5%
Operating income	$1,997.4	$1,728.5	15.0%	14.8%
Supplemental ratios as a % of related revenues:
Store operating expenses			37.2%	37.3%
Cost of sales including occupancy costs as a percentage of total net revenues increased 170 basis points, driven by increased commodity costs (approximately 160 basis points), primarily due to higher coffee costs.
Store operating expenses as a percentage of total net revenues decreased 120 basis points, due to increased Channel Development and licensed store revenues. Store operating expenses as a percent of company-operated store revenues decreased 10 basis points due to increased sales leverage.

Other operating expenses as a percentage of total net revenues decreased 20 basis points. As a percentage of net revenues excluding company-operated store revenues, other operating expenses decreased 350 basis points. This decrease was primarily driven by increased sales leverage (approximately 150 basis points), the absence of charges in fiscal 2012 related to the Seattle’s Best Coffee store closures in Borders bookstores (approximately 80 basis points) and a shift in the timing of marketing spend (approximately 60 basis points).
Income from equity investees increased $37.0 million, primarily due to an increase in income from our North American Coffee Partnership (approximately $13 million), Japan (approximately $11 million) and Shanghai (approximately $10 million) joint venture operations.
The combination of these changes, along with increased sales leverage on depreciation and amortization (approximately 40 basis points) and general and administrative expenses (approximately 40 basis points), resulted in an increase in operating margin of 20 basis points over fiscal 2011.

Other Income and Expenses

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011

			% of Total Net Revenues
Operating income	$1,997.4	$1,728.5	15.0%	14.8%
Interest income and other, net	94.4	115.9	0.7%	1.0%
Interest expense	(32.7)	(33.3)	(0.2)%	(0.3)%
Earnings before income taxes	2,059.1	1,811.1	15.5%	15.5%
Income taxes	674.4	563.1	5.1%	4.8%
Net earnings including noncontrolling interests	1,384.7	1,248.0	10.4%	10.7%
Net earnings (loss) attributable to noncontrolling interests	0.9	2.3	—%	—%
Net earnings attributable to Starbucks	$1,383.8	$1,245.7	10.4%	10.6%
Effective tax rate including noncontrolling interests			32.8%	31.1%
Net interest income and other decreased $21 million over the prior year, primarily due to the absence of the gain recognized in the fourth quarter of fiscal 2011 resulting from the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria (approximately $55 million), partially offset by the recognition of additional income associated with unredeemed gifts cards in the second quarter of fiscal 2012 (approximately $29 million), following a court ruling related to state unclaimed property laws.

Income taxes for the fiscal year ended 2012 resulted in an effective tax rate of 32.8% compared to 31.1% for fiscal year 2011.  The rate increased in fiscal year 2012 primarily due to tax benefits recognized in fiscal 2011 from the Switzerland and Austria transaction and the release of foreign valuation allowances. The effective tax rate for fiscal 2013 is expected to be approximately 33%.

Segment Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011

			As a % of Americas Total Net Revenues
Total net revenues	$9,936.0	$9,065.0	100.0%	100.0%
Cost of sales including occupancy costs	3,885.5	3,512.7	39.1%	38.8%
Store operating expenses	3,427.8	3,184.2	34.5%	35.1%
Other operating expenses	83.8	75.8	0.8%	0.8%
Depreciation and amortization expenses	392.3	390.8	3.9%	4.3%
General and administrative expenses	74.3	60.8	0.7%	0.7%
Total operating expenses	7,863.7	7,224.3	79.1%	79.7%
Income from equity investees	2.1	1.6	—%	—%
Operating income	$2,074.4	$1,842.3	20.9%	20.3%
Supplemental ratios as a % of related revenues:
Store operating expenses			37.8%	38.1%

Revenues
Americas total net revenues for fiscal 2012 increased 10%, or $871 million, primarily due to increased revenues from company-operated stores (contributing $712 million), driven by an increase in comparable store sales (approximately 8%, or $626 million). Also contributing to the increase were incremental revenues from net new company-operated store openings over the past 12 months (approximately $100 million).

Licensed store revenues also contributed to the increase in total net revenues with an increase of $149 million in fiscal 2012 over the prior year period, primarily due to higher product sales to and royalty revenues from our licensees, resulting from improved comparable store sales and the opening of 270 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 30 basis points, primarily driven by higher commodity costs (approximately 110 basis points), mainly coffee, partially offset by increased sales leverage on occupancy costs (approximately 70 basis points).
Store operating expenses as a percentage of total net revenues decreased 60 basis points. Increased licensed store revenues contributed approximately 30 basis points of the decrease. Store operating expenses as a percentage of company-operated store revenues decreased 30 basis points, primarily due to increased sales leverage (approximately 70 basis points), partially offset by higher debit card transaction fees (approximately 20 basis points).

Other operating expenses as a percentage of total net revenues was flat over prior year. As a percentage of net revenues excluding company-operated store revenues, other operating expenses decreased 100 basis points, primarily driven by increased sales leverage.
The combination of these changes, along with increased sales leverage on depreciation and amortization expense (approximately 40 basis points), resulted in an increase in operating margin of 60 basis points over fiscal 2011.

EMEA

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011

			As a % of EMEA Total Net Revenues
Total net revenues	$1,141.3	$1,046.8	100.0%	100.0%
Cost of sales including occupancy costs	597.3	530.3	52.3%	50.7%
Store operating expenses	371.1	327.3	32.5%	31.3%
Other operating expenses	33.6	36.5	2.9%	3.5%
Depreciation and amortization expenses	57.1	53.4	5.0%	5.1%
General and administrative expenses	72.1	65.0	6.3%	6.2%
Total operating expenses	1,131.2	1,012.5	99.1%	96.7%
Income from equity investees	0.3	6.0	—%	0.6%
Operating income	$10.4	$40.3	0.9%	3.8%
Supplemental ratios as a % of related revenues:
Store operating expenses			38.3%	36.1%
Revenues
EMEA total net revenues for fiscal 2012 increased 9%, or $95 million, primarily driven by increased revenues from company-operated stores (contributing $63 million), due to the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria in the fourth quarter of fiscal 2011 (approximately $80 million), partially offset by unfavorable foreign currency fluctuations (approximately $33 million).
An increase in licensed store revenues of $27 million also contributed to the increase in total net revenues, primarily due to higher product sales to and royalty revenues from our licensees, resulting from the opening of 101 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 160 basis points, primarily driven by higher costs related to the transition to a consolidated food and dairy distribution model in the UK that began in the first quarter of fiscal 2012 (approximately 180 basis points). These costs are expected to decline over time as the full benefits of the transition are realized. Also contributing to the decrease were costs related to store portfolio optimization initiatives occurring in the fourth quarter of fiscal 2012 (approximately 60 basis points), partially offset by increased sales leverage on occupancy costs.
Store operating expenses as a percentage of total net revenues increased 120 basis points. Store operating expenses as a percentage of company-operated store revenues increased 220 basis points, primarily driven by asset impairments related to underperforming stores (approximately 140 basis points). Also contributing to the decrease were costs related to store portfolio optimization initiatives occurring in the fourth quarter of fiscal 2012 (approximately 40 basis points).

Other operating expenses as a percentage of total net revenues decreased 60 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 640 basis points, primarily driven by operational efficiencies.
Income from equity investees declined to $0.3 million in fiscal 2012, due to the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria.
The above changes contributed to a decrease in operating margin of 290 basis points over the prior year.

China / Asia Pacific

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011

			As a % of CAP Total Net Revenues
Total net revenues	$721.4	$552.3	100.0%	100.0%
Cost of sales including occupancy costs	362.8	282.0	50.3%	51.1%
Store operating expenses	119.2	83.4	16.5%	15.1%
Other operating expenses	47.0	35.7	6.5%	6.5%
Depreciation and amortization expenses	23.2	18.1	3.2%	3.3%
General and administrative expenses	38.1	32.9	5.3%	6.0%
Restructuring charges	—	—	—%	—%
Total operating expenses	590.3	452.1	81.8%	81.9%
Income from equity investees	122.4	92.9	17.0%	16.8%
Operating income	$253.5	$193.1	35.1%	35.0%
Supplemental ratios as a % of related revenues:
Store operating expenses			24.4%	23.1%
Revenues
China / Asia Pacific total net revenues for fiscal 2012 increased 31%, or $169 million, primarily driven by increased revenues from company-operated stores (contributing $128 million). The increase in company-operated store revenues was primarily due to the opening of 154 net new stores over the past 12 months (approximately $71 million) and an increase in comparable store sales (approximately 15%, or $53 million).
Also contributing to the increase in revenues was an increase in licensed store revenues of $41 million, due to increased royalty revenues from and product sales to licensees, primarily driven by 294 net new licensed store openings over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points primarily driven by the accelerated growth of company-operated stores, which contribute a higher gross margin, in China (approximately 140 basis points), partially offset by increased commodity costs (approximately 120 basis points), mainly higher coffee costs.
Store operating expenses as a percentage of total net revenues increased 140 basis points. Store operating expenses as a percentage of company-operated store revenues increased 130 basis points, primarily driven by increased costs associated with the expansion efforts of company-operated stores in mainland China.

Income from equity investees increased $30 million, primarily driven by an increase in income from our Japan (approximately $11 million) and Shanghai (approximately $10 million) joint venture operations.
The combination of these changes, along with increased sales leverage on depreciation and amortization (approximately 10 basis points) and general and administrative expenses (approximately 70 basis points), resulted in an increase in operating margin of 10 basis points over fiscal 2011.

Channel Development

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011

			As a % of Channel Development Total Net Revenues
Total net revenues	$1,292.2	$860.5	100.0%	100.0%
Cost of sales	827.6	487.5	64.0%	56.7%
Other operating expenses	191.1	151.8	14.8%	17.6%
Depreciation and amortization expenses	1.3	2.4	0.1%	0.3%
General and administrative expenses	8.9	6.6	0.7%	0.8%
Total operating expenses	1,028.9	648.3	79.6%	75.3%
Income from equity investees	85.2	75.6	6.6%	8.8%
Operating income	$348.5	$287.8	27.0%	33.4%
Revenues
Channel Development total net revenues for fiscal 2012 increased 50%, or $432 million, primarily due to sales of Starbucks and Tazo branded K-Cup® portion packs (approximately $232 million). The benefit of recognizing full revenue from packaged coffee and tea sales under the direct distribution model through the second quarter of fiscal 2012 (approximately $70 million) and increased foodservice revenues (approximately $33 million) also contributed.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 730 basis points, primarily due to increased commodity costs (approximately 570 basis points), mainly coffee, and a shift in our product mix driven by the introduction of Starbucks and Tazo branded K-Cup® portion packs (approximately 140 basis points).
Other operating expenses as a percentage of total net revenues decreased 280 basis points, primarily due to increased sales leverage.
Income from equity investees increased $10 million over the prior year period, driven by increased income from our North American Coffee Partnership joint venture. Income from equity investees declined as a percentage of total net revenues (approximately 220 basis points) primarily due to the growth in segment revenues.
The combination of these changes resulted in a decrease in operating margin of 640 basis points over fiscal 2011.

Other

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	% Change

Total net revenues	$208.6	$175.8	18.7%
Cost of sales	140.1	103.0	36.0%
Other operating expenses	74.4	93.0	(20.0)%
Depreciation and amortization expenses	76.4	58.6	30.4%
General and administrative expenses	607.8	584.0	4.1%
Total operating expenses	898.7	838.6	7.2%
Gain on sale of properties	—	30.2	(100.0)%
Income from equity investees	0.7	(2.4)	nm
Operating loss	$(689.4)	$(635.0)	8.6%
Other includes operating results from Seattle’s Best Coffee, Evolution Fresh, and Digital Ventures, as well as expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to, or managed by, any segment and are not included in the reported financial results of the operating segments.
Other total net revenues increased $33 million, primarily due to incremental revenues from Evolution Fresh, which was acquired during the first quarter of fiscal 2012.
Total operating expenses increased $60 million, primarily due to increased cost of sales resulting from higher commodity costs, primarily coffee, and higher general and administrative expenses to support the growth of the business.

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
Consolidated net revenues were $11.7 billion for fiscal 2011, an increase of 9%, or $993 million over fiscal 2010. The increase was primarily due to an increase in company-operated store revenues driven by an 8% increase in global comparable stores sales (contributing approximately $672 million). The increase in comparable store sales was due to a 6% increase in number of transactions (contributing approximately $499 million) and a 2% increase in average value per transaction (contributing approximately $173 million). Also contributing to the increase in total net revenues was favorable foreign currency translation (approximately $126 million) resulting from a weakening of the US dollar relative to foreign currencies and an increase in licensed store revenues (approximately $106 million). This increase was partially offset by the impact of the extra week in fiscal 2010 (approximately $207 million).

Operating Expenses

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			% of Total Net Revenues
Cost of sales including occupancy costs	$4,915.5	$4,416.5	42.0%	41.2%
Store operating expenses	3,594.9	3,471.9	30.7%	32.4%
Other operating expenses	392.8	279.7	3.4%	2.6%
Depreciation and amortization expenses	523.3	510.4	4.5%	4.8%
General and administrative expenses	749.3	704.6	6.4%	6.6%
Restructuring charges	—	53.0	—%	0.5%
Total operating expenses	10,175.8	9,436.1	87.0%	88.1%
Gain on sale of properties	30.2	—	0.3%	—%
Income from equity investees	173.7	148.1	1.5%	1.4%
Operating income	$1,728.5	$1,419.4	14.8%	13.3%
Supplemental ratios as a % of related revenues:
Store operating expenses			37.3%	38.7%
Cost of sales including occupancy costs as a percentage of total net revenues increased 80 basis points. The increase was primarily due to higher commodity costs (approximately 220 basis points), mainly driven by increased coffee costs. Partially offsetting this increase was lower occupancy costs as a percentage of total net revenues (approximately 70 basis points), driven by increased sales leverage.
Store operating expenses as a percentage of total net revenues decreased 170 basis points primarily due to increased sales leverage.
Other operating expenses as a percentage of total net revenues increased 80 basis points primarily due to higher expenses to support the direct distribution model for packaged coffee and tea (approximately 40 basis points) and the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders bankruptcy in April 2011 (approximately 20 basis points).
The above changes contributed to an overall increase in operating margin of 150 basis points for fiscal 2011. Considering the impact from all line items, the primary drivers for the increase in operating margin for fiscal 2011 were increased sales leverage (approximately 300 basis points), the absence of restructuring charges in the current year (approximately 50 basis points) and the gain on the sale of corporate real estate in fiscal 2011 (approximately 30 basis points). These increases were partially offset by higher commodity costs (approximately 220 basis points).

Other Income and Expenses

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			% of Total Net Revenues
Operating income	$1,728.5	$1,419.4	14.8%	13.3%
Interest income and other, net	115.9	50.3	1.0%	0.5%
Interest expense	(33.3)	(32.7)	(0.3)%	(0.3)%
Earnings before income taxes	1,811.1	1,437.0	15.5%	13.4%
Income taxes	563.1	488.7	4.8%	4.6%
Net earnings including noncontrolling interests	1,248.0	948.3	10.7%	8.9%
Net earnings (loss) attributable to noncontrolling interests	2.3	2.7	—%	—%
Net earnings attributable to Starbucks	$1,245.7	$945.6	10.6%	8.8%
Effective tax rate including noncontrolling interests			31.1%	34.0%
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

Segment Information
The following tables summarize our results of operations by segment for fiscal 2011 and 2010 (in millions).

Americas

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			As a % of Americas Total Net Revenues
Total net revenues	$9,065.0	$8,488.5	100.0%	100.0%
Cost of sales including occupancy costs	3,512.7	3,258.5	38.8%	38.4%
Store operating expenses	3,184.2	3,083.3	35.1%	36.3%
Other operating expenses	75.8	63.1	0.8%	0.7%
Depreciation and amortization expenses	390.8	392.9	4.3%	4.6%
General and administrative expenses	60.8	56.4	0.7%	0.7%
Restructuring charges	—	28.4	—%	0.3%
Total operating expenses	7,224.3	6,882.6	79.7%	81.1%
Income from equity investees	1.6	0.9	—%	—
Operating income	$1,842.3	$1,606.8	20.3%	18.9%
Supplemental ratios as a % of related revenues:
Store operating expenses			38.1%	39.2%

Revenues
Americas total net revenues for fiscal 2011 increased 7%, or $577 million. The increase was primarily driven by an increase in comparable store sales in our company-operated stores of 8% (contributing approximately $590 million), driven by a 5% increase in number of transactions and a 2% increase in average value per transaction. Also contributing to the increase was favorable foreign currency translation resulting from the weakening of the US dollar (approximately $51 million), primarily in relation to the Canadian dollar, and an increase in product sales to and royalty revenues from licensees (approximately $73 million), primarily due to improved comparable store sales and net new store openings. These increases were partially offset by the absence of the extra week in fiscal 2010 (approximately $162 million).

Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 40 basis points over the prior year. The increase was primarily due to higher commodity costs (approximately 140 basis points), mainly coffee, partially offset by increased sales leverage on occupancy costs (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues decreased 120 basis points primarily due to increased sales leverage.
Also contributing to the increase in operating margin was the absence of restructuring charges in fiscal 2011 (approximately 30 basis points) and increased sales leverage resulting in lower depreciation and amortization expenses as a percentage of total net revenues (contributing 30 basis points). The combination of these changes resulted in an overall increase in operating margin of 140 basis points for fiscal 2011.

EMEA

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			As a % of EMEA Total Net Revenues
Total net revenues	$1,046.8	$953.4	100.0%	100.0%
Cost of sales including occupancy costs	530.3	471.8	50.7%	49.5%
Store operating expenses	327.3	324.5	31.3%	34.0%
Other operating expenses	36.5	36.1	3.5%	3.8%
Depreciation and amortization expenses	53.4	50.6	5.1%	5.3%
General and administrative expenses	65.0	58.2	6.2%	6.1%
Restructuring charges	—	24.5	—%	2.6%
Total operating expenses	1,012.5	965.7	96.7%	101.3%
Income from equity investees	6.0	6.8	0.6%	0.7%
Operating income	$40.3	$(5.5)	3.8%	(0.6)%
Supplemental ratios as a % of related revenues:
Store operating expenses			36.1%	38.4%
Revenues
EMEA total net revenues for fiscal 2011 increased 10%, or $93 million. The increase was primarily driven by favorable foreign currency translation resulting from the weakening of the US dollar (approximately $35 million), primarily in relation to the British pound, the acquisition of the remaining interest in our previous joint venture operations in Switzerland and Austria in the fourth quarter of fiscal 2011 (approximately $28 million), and an increase in comparable store sales in our company-operated stores of 3% (approximately $24 million). An increase in royalty revenues from and product sales to licensees also contributed (approximately $20 million), due to improved comparable store sales and net new store openings. These increases were partially offset by the absence of the extra week in fiscal 2010 (approximately $18 million).

Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased by 120 basis points compared to the prior year. The increase was primarily driven by higher higher commodity costs (approximately 160 basis points), mainly coffee, partially offset by increased sales leverage on occupancy costs (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues decreased 270 basis points. Increased licensed stores revenues contributed approximately 40 basis points to the decrease. Store operating expenses as a percentage of company-operated store revenues decreased 230 basis points primarily due to fewer impairment charges in fiscal 2011 compared to fiscal 2010 (approximately 110 basis points), lower equipment maintenance costs (approximately 60 basis points) and increased sales leverage on salaries and benefits (approximately 40 basis).
Also contributing to the increase in operating margin was the absence of restructuring charges in fiscal 2011 (approximately 260 basis points). The combination of these changes resulted in an overall increase in operating margin of 440 basis points for fiscal 2011.

China / Asia Pacific

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010

			As a % of CAP Total Net Revenues
Total net revenues	$552.3	$407.3	100.0%	100.0%
Cost of sales including occupancy costs	282.0	213.4	51.1%	52.4%
Store operating expenses	83.4	64.1	15.1%	15.7%
Other operating expenses	35.7	30.0	6.5%	7.4%
Depreciation and amortization expenses	18.1	15.8	3.3%	3.9%
General and administrative expenses	32.9	27.4	6.0%	6.7%
Restructuring charges	—	0.1	—%	—%
Total operating expenses	452.1	350.8	81.9%	86.1%
Income from equity investees	92.9	73.1	16.8%	17.9%
Operating income	$193.1	$129.6	35.0%	31.8%
Supplemental ratios as a % of related revenues:
Store operating expenses			23.1%	25.4%
Revenues
China / Asia Pacific total net revenues for fiscal 2011 increased 36%, or $145 million. The increase was primarily driven by an increase in comparable store sales in our company-operated stores of 22% (contributing approximately $58 million), driven by a 20% increase in number of transactions and a 2% increase in average value per transaction. Also contributing to the increase in total net revenues was favorable foreign currency translation resulting from the weakening of the US dollar (approximately $40 million), the opening of 73 net new company-operated stores in the past 12 months (approximately $40 million), and an increase in royalty revenues from and product sales to licensees (approximately $17 million), due to improved comparable store sales and net new store openings. These increases were partially offset by the absence of the extra week in fiscal 2010 (approximately $9 million).

Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased by 130 basis points compared to the prior year, primarily due to increased sales leverage on occupancy costs.
Store operating expenses as a percentage of total net revenues decreased 60 basis points. Excluding the impact of licensed store revenues, store operating expenses decreased 230 basis points as a percent of company-operated store revenues in fiscal 2011 compared to fiscal 2010, primarily driven by lower compensation costs (approximately 210 basis points) as a percentage of total net revenues.
Other operating expenses as a percentage of total net revenues decreased 90 basis points. Increased company-operated store revenues contributed approximately 30 basis points to the decrease. Other operating expenses as a percentage of licensed store revenues decreased 60 basis points, primarily driven by lower compensation related costs (approximately 140 basis points), partially offset by increasing costs related to our expansion efforts into key emerging markets, primarily China.
Income from equity investees increased $20 million in fiscal 2011, driven by improved performance in our joint venture operations, primarily in Japan, Shanghai and Taiwan.
The changes in the above line items combined with increased sales leverage on general and administrative expenses (approximately 70 basis points) and depreciation and amortization (approximately 60 basis points) contributed to an overall increase in operating margin of 320 basis points in fiscal 2011.

Channel Development

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	Oct 2, 2011	Oct 3, 2010
			As a % of Channel Development Total Net Revenues
Total net revenues	$860.5	$707.4	100.0%	100.0%
Cost of sales including occupancy costs	487.5	383.2	56.7%	54.2%
Other operating expenses	151.8	115.6	17.6%	16.3%
Depreciation and amortization expenses	2.4	3.7	0.3%	0.5%
General and administrative expenses	6.6	4.5	0.8%	0.6%
Total operating expenses	648.3	507.0	75.3%	71.7%
Income from equity investees	75.6	70.6	8.8%	10.0%
Operating income	$287.8	$271.0	33.4%	38.3%
Revenues
Total Channel Development net revenues for fiscal 2011 increased 22%, or $153 million. The increase was primarily due to the benefit of recognizing full revenue from packaged coffee and tea sales under the direct distribution model for the majority of the year (approximately $70 million). On March 1, 2011, we successfully transitioned to a direct distribution model from our previous distribution arrangement with Kraft for the sale of packaged Starbucks® and Seattle’s Best Coffee® coffee products in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. We successfully transitioned the Tazo® tea business to a direct distribution model in January 2011. Also contributing to the increase were improved revenues from US foodservice (approximately $26 million) and the expanded distribution of Starbucks VIA®

Ready Brew in fiscal 2011 (approximately $24 million), partially offset by the extra week in fiscal 2010 (approximately $16 million).

Operating Expenses
Operating margin decreased 490 basis points over the prior year primarily due to increased commodity costs (approximately 830 basis points), driven by higher coffee costs. Partially offsetting the increase in commodity costs was the benefit of price increases (approximately 200 basis points) and lower marketing expenses for Starbucks VIA® Ready Brew in 2011 (approximately 120 basis points).

Other

Fiscal Year Ended	Oct 2, 2011	Oct 3, 2010	% Change
Total net revenues	$175.8	$150.8	16.6%
Cost of sales	103.0	89.6	15.0%
Other operating expenses	93.0	34.9	166.5%
Depreciation and amortization expenses	58.6	47.4	23.6%
General and administrative expenses	584.0	558.1	4.6%
Total operating expenses	838.6	730.0	14.9%
Gain on sale of properties	30.2	—	nm
Loss from equity investee	(2.4)	(3.3)	(27.3)%
Operating loss	$(635.0)	$(582.5)	9.0%
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
Total operating expenses in fiscal 2011 increased 15%, or $109 million. This increase is the result of an increase of $59 million in other operating expenses primarily due to the impairment of certain assets in our Seattle’s Best Coffee business associated with the Borders bankruptcy in April 2011 and an increase in marketing expenses. Also contributing was a $26 million increase in general and administrative expenses due to higher corporate expenses to support growth initiatives and higher donations to the Starbucks Foundation. These increases in operating expenses were partially offset by a gain on the sale of corporate real estate in fiscal 2011 (approximately $30 million).

SUMMARIZED QUARTERLY FINANCIAL INFORMATION (unaudited; in millions, except EPS)

	First	Second	Third	Fourth	Total
2012:
Net revenues	$3,435.9	$3,195.9	$3,303.6	$3,364.2	$13,299.5
Operating income	556.0	430.4	491.6	519.6	1,997.4
Net earnings attributable to Starbucks	382.1	309.9	333.1	359.0	1,383.8
EPS — diluted	$0.50	$0.40	$0.43	$0.46	$1.79
2011:
Net revenues	$2,950.8	$2,785.7	$2,932.2	$3,031.9	$11,700.4
Operating income	501.9	376.1	402.2	448.3	1,728.5
Net earnings attributable to Starbucks	346.6	261.6	279.1	358.5	1,245.7
EPS — diluted	$0.45	$0.34	$0.36	$0.47	$1.62

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Investment Overview
Starbucks cash and short-term investments were $2.0 billion and $2.1 billion as of September 30, 2012 and October 2, 2011, respectively. As of September 30, 2012, approximately $703 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $343 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs domestically and internationally, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consisted predominantly of US Treasury securities, commercial paper, corporate bonds, and US Agency securities. Also included in our short-term investment portfolio are certificates of deposit placed through an account registry service, with maturities ranging from 91 days to one year. The principal amounts of the individual certificates of deposit do not exceed the Federal Deposit Insurance Corporation limits. Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers, as well as certificates of deposits with maturities greater than 1 year.

Borrowing capacity
In November 2010, we replaced our previous credit facility with a new $500 million unsecured credit facility ("the credit facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases and is currently set to mature in November 2014. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. The interest rate for any borrowings under the credit facility, based on Starbucks current ratings and fixed charge coverage ratio, is 0.85% over LIBOR. The specific spread over LIBOR will depend upon our long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies and our fixed charge coverage ratio. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 30, 2012 and October 2, 2011, we were in compliance with each of these covenants.
Under our commercial paper program we may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $500 million, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the credit facility and the combined borrowing limit is $500 million for the commercial paper program and the credit facility. Starbucks may issue commercial paper from time to time, and the proceeds of the commercial paper financing may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During fiscal 2012 and fiscal 2011, there were no borrowings under the credit facility or commercial paper programs. As of September 30, 2012 and October 2, 2011, a total of $18 million and $17 million, respectively, in letters of credit were outstanding under the revolving credit facility.
The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 30, 2012 and October 2, 2011, we were in compliance with each of these covenants.

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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of September 30, 2012 to be indefinitely reinvested and, accordingly, no US income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US we would be subject to additional US income taxes, which could be material. We do not believe it is practical to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
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
As discussed further in Note 15, we are in arbitration with Kraft Foods Global, Inc. (“Kraft”) for a commercial dispute relating to a distribution agreement we previously held with Kraft. As a part of those proceedings Kraft has claimed damages inclusive of a premium and interest for terminating the arrangement. We believe we have valid claims of material breach by Kraft under the Agreement. We also believe Kraft’s claim is highly inflated and based upon faulty analysis. However, should the arbitration result in an unfavorable outcome, we believe we have adequate liquidity.
Other than normal operating expenses, cash requirements for fiscal 2013 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; new company-operated stores; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2013 are expected to be approximately $1.2 billion.
During the first three quarters of fiscal 2011, we declared and paid a cash dividend to shareholders of $0.13 per share. In the fourth quarter of fiscal 2011 and the first three quarters of fiscal 2012 we declared and paid a cash dividend of $0.17 per share. Cash dividends paid in fiscal 2012 and 2011 totaled $513 million and $390 million, respectively. In the fourth quarter, we declared a cash dividend of $0.21 per share to be paid on November 30, 2012 with an expected payout of $157 million.

During fiscal years 2012 and 2011, we repurchased 12 million and 16 million shares of common stock ($593 million and $556 million, respectively) under share repurchase authorizations. The number of remaining shares authorized for repurchase at September 30, 2012 totaled 12.1 million. On November 14, 2012, our Board of Directors authorized the repurchase of up to an additional 25 million shares under our share repurchase program.

Cash Flows
Cash provided by operating activities was $1.8 billion for fiscal year 2012, compared to $1.6 billion for fiscal year 2011. The slight increase was primarily attributable to an increase in net earnings in fiscal 2012. This was partially offset by a net increase in our working capital accounts, due primarily to increased payments on accounts payable.
Cash used by investing activities totaled $1.0 billion for fiscal years 2012 and 2011. Net cash proceeds on investment maturities were offset by an increase in capital expenditures, primarily for remodeling and renovating existing company-operated stores and opening new retail stores, the absence of cash proceeds from the sale of corporate real estate in the prior year and cash paid to acquire Evolution Fresh and Bay Bread, LLC (doing business as La Boulange) in the first and fourth quarters of fiscal 2012, respectively.
Cash used by financing activities for fiscal year 2012 totaled $746 million, compared to $608 million for fiscal year 2011. The increase was primarily due to an increase in cash returned to shareholders through higher dividend payments in fiscal 2012.

The following table summarizes our contractual obligations and borrowings as of September 30, 2012, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(2)	$4,060.2	$787.9	$1,368.9	$934.9	$968.5
Purchase obligations(3)	911.0	727.9	170.0	13.1	—
Debt obligations(4)	722.0	34.4	68.8	618.8	—
Other obligations(5)	94.9	19.4	9.6	8.3	57.6
Total	$5,788.1	$1,569.6	$1,617.3	$1,575.1	$1,026.1

(1)
Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of September 30, 2012, we had $78.4 million of gross unrecognized tax benefits for uncertain tax positions.

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

Off-Balance Sheet Arrangements
Off-balance sheet arrangements relate to operating lease and purchase commitments detailed in the footnotes to the consolidated financial statements in this 10-K.

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

FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices, and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually and prohibit speculative trading activity. We also monitor and limit the amount of associated counterparty credit risk. In general, hedging instruments do not have maturities in excess of five years.
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
The following table summarizes the potential impact as of September 30, 2012 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$10	$(10)	$13	$(13)

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
As of September 30, 2012, we had forward foreign exchange contracts that hedge portions of anticipated international revenue streams and inventory purchases. In addition, we had forward foreign exchange contracts that qualify as accounting hedges of our net investment in Starbucks Japan to minimize foreign currency exposure.
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
The following table summarizes the potential impact as of September 30, 2012 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in the fair value of these derivative financial instruments due in turn to a change in the value of the US dollar as compared to the level of foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$8	$(8)	$30	$(30)

Equity Security Price Risk
We have minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within our trading portfolio. The trading securities approximate a portion of our liability under the Management Deferred Compensation Plan (“MDCP”). A corresponding liability is included in accrued compensation and related costs on the consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in net interest income and other in the consolidated statements of earnings. The offsetting changes in the MDCP liability are recorded in general and administrative expenses. We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of September 30, 2012 and determined that such a change would not have a significant impact on the fair value of these instruments.

Interest Rate Risk
We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt as well as the anticipated issuance of new debt. As of September 30, 2012 and October 2, 2011, we did not have any interest rate hedge agreements outstanding.
The following table summarizes the impact of a change in interest rates as of September 30, 2012 on the fair value of Starbucks debt (in millions):

		Change in Fair Value
	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

Debt	$674	$29	$(29)
Our available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 30, 2012, and determined that such a change would not have a significant impact on the fair value of these instruments.

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

Goodwill Impairment
We test goodwill for impairment on an annual basis during our third fiscal quarter, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values.When evaluating goodwill for impairment, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. If not, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. The fair value of each of our reporting units is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow model. Key assumptions used in this calculation include revenue growth, operating expenses and a discount rate that we believe a buyer would assume when determining a purchase price for the reporting unit. Estimates of revenue growth and operating expenses are based on internal projections considering a reporting unit’s past performance and forecasted growth, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is calculated using an estimated cost of capital for a retail operator to operate the reporting unit in the region. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.
Our impairment loss calculations contain uncertainties because they require management to make assumptions in the qualitative assessment of the reporting unit and require management to apply judgment to estimate the fair value of our reporting units, including estimating future cash flows, and if necessary, the fair value of a reporting units’ assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance, and changes in our business strategies.
As a part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferable assets. Under GAAP, when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur.
During the past three fiscal years, we have not made any material changes in the accounting methodology that we use to assess goodwill impairment loss. For fiscal 2012, we determined the fair value of our reporting units was substantially in excess of their carrying values. Accordingly, we did not recognize any goodwill impairments during the current fiscal year. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to test for impairment losses on goodwill in the foreseeable future. However, as we periodically reassess our fair value calculations, including estimated future cash flows, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

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
Our self-insurance reserves contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. Periodically, we review our assumptions to determine the adequacy of our self-insurance reserves.

During the past three fiscal years, we have not made any material changes in the accounting methodology that we use to calculate our self-insurance reserves. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate our self-insurance reserves for the foreseeable future. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
A 10% change in our self-insurance reserves at September 30, 2012 would have affected net earnings by approximately $10 million in fiscal 2012.

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
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions taken and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our various tax filing positions; we recognize a tax benefit only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefits liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when new information becomes available.
Income generated in certain foreign jurisdictions has not been subject to US income taxes. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the US, in the form of dividends or otherwise, we would be subject to additional US income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
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
Our disclosures of and accruals for litigation claims, if any, contain uncertainties because management is required to use judgment to estimate the probability of a loss and a range of possible losses related to each claim. Note 15 to the consolidated financial statements describes the Company’s legal and other contingent liability matters.

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

Item 8.	Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Net revenues:
Company-operated stores	$10,534.5	$9,632.4	$8,963.5
Licensed stores	1,210.3	1,007.5	875.2
CPG, foodservice and other	1,554.7	1,060.5	868.7
Total net revenues	13,299.5	11,700.4	10,707.4
Cost of sales including occupancy costs	5,813.3	4,915.5	4,416.5
Store operating expenses	3,918.1	3,594.9	3,471.9
Other operating expenses	429.9	392.8	279.7
Depreciation and amortization expenses	550.3	523.3	510.4
General and administrative expenses	801.2	749.3	704.6
Restructuring charges	—	—	53.0
Total operating expenses	11,512.8	10,175.8	9,436.1
Gain on sale of properties	—	30.2	—
Income from equity investees	210.7	173.7	148.1
Operating income	1,997.4	1,728.5	1,419.4
Interest income and other, net	94.4	115.9	50.3
Interest expense	(32.7)	(33.3)	(32.7)
Earnings before income taxes	2,059.1	1,811.1	1,437.0
Income taxes	674.4	563.1	488.7
Net earnings including noncontrolling interests	1,384.7	1,248.0	948.3
Net earnings (loss) attributable to noncontrolling interests	0.9	2.3	2.7
Net earnings attributable to Starbucks	$1,383.8	$1,245.7	$945.6
Earnings per share — basic	$1.83	$1.66	$1.27
Earnings per share — diluted	$1.79	$1.62	$1.24
Weighted average shares outstanding:
Basic	754.4	748.3	744.4
Diluted	773.0	769.7	764.2
Cash dividends declared per share	$0.72	$0.56	$0.36
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 30, 2012	Oct 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,188.6	$1,148.1
Short-term investments	848.4	902.6
Accounts receivable, net	485.9	386.5
Inventories	1,241.5	965.8
Prepaid expenses and other current assets	196.5	161.5
Deferred income taxes, net	238.7	230.4
Total current assets	4,199.6	3,794.9
Long-term investments — available-for-sale securities	116.0	107.0
Equity and cost investments	459.9	372.3
Property, plant and equipment, net	2,658.9	2,355.0
Other assets	385.7	409.6
Goodwill	399.1	321.6
TOTAL ASSETS	$8,219.2	$7,360.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$398.1	$540.0
Accrued liabilities	1,133.8	940.9
Insurance reserves	167.7	145.6
Deferred revenue	510.2	449.3
Total current liabilities	2,209.8	2,075.8
Long-term debt	549.6	549.5
Other long-term liabilities	345.3	347.8
Total liabilities	3,104.7	2,973.1
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 749.3 and 744.8 shares, respectively (includes 3.4 common stock units in both periods)	0.7	0.7
Additional paid-in capital	39.4	40.5
Retained earnings	5,046.2	4,297.4
Accumulated other comprehensive income	22.7	46.3
Total shareholders’ equity	5,109.0	4,384.9
Noncontrolling interests	5.5	2.4
Total equity	5,114.5	4,387.3
TOTAL LIABILITIES AND EQUITY	$8,219.2	$7,360.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,384.7	$1,248.0	$948.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	580.6	550.0	540.8
Gain on sale of properties	—	(30.2)	—
Deferred income taxes, net	61.1	106.2	(42.0)
Income earned from equity method investees, net of distributions	(49.3)	(32.9)	(17.2)
Gain resulting from acquisition of joint ventures	—	(55.2)	(23.1)
Stock-based compensation	153.6	145.2	113.6
Other	23.6	33.3	75.5
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(90.3)	(88.7)	(33.4)
Inventories	(273.3)	(422.3)	123.2
Accounts payable	(105.2)	227.5	(3.6)
Accrued liabilities and insurance reserves	23.7	(81.8)	(18.7)
Deferred revenue	60.8	35.8	24.2
Prepaid expenses, other current assets and other assets	(19.7)	(22.5)	17.3
Net cash provided by operating activities	1,750.3	1,612.4	1,704.9
INVESTING ACTIVITIES:
Purchase of investments	(1,748.6)	(966.0)	(549.0)
Maturities and calls of investments	1,796.4	430.0	209.9
Acquisitions, net of cash acquired	(129.1)	(55.8)	(12.0)
Additions to property, plant and equipment	(856.2)	(531.9)	(445.8)
Cash proceeds from sale of property, plant, and equipment	5.3	117.4	5.1
Other	(41.8)	(13.2)	2.3
Net cash used by investing activities	(974.0)	(1,019.5)	(789.5)
FINANCING ACTIVITIES:
(Payments)/proceeds from short-term borrowings	(30.8)	30.8	—
Purchase of noncontrolling interest	—	(27.5)	(45.8)
Proceeds from issuance of common stock	236.6	250.4	132.8
Excess tax benefit from exercise of stock options	169.8	103.9	36.9
Cash dividends paid	(513.0)	(389.5)	(171.0)
Repurchase of common stock	(549.1)	(555.9)	(285.6)
Minimum tax withholdings on share-based awards	(58.5)	(15.0)	(4.9)
Other	(0.5)	(5.2)	(8.4)
Net cash used by financing activities	(745.5)	(608.0)	(346.0)
Effect of exchange rate changes on cash and cash equivalents	9.7	(0.8)	(5.2)
Net increase (decrease) in cash and cash equivalents	40.5	(15.9)	564.2
CASH AND CASH EQUIVALENTS:
Beginning of period	1,148.1	1,164.0	599.8
End of period	$1,188.6	$1,148.1	$1,164.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$34.4	$34.4	$32.0
Income taxes	$416.9	$350.1	$527.0
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance, September 27, 2009	742.9	$0.7	$186.4	$2,793.2	$65.4	$3,045.7	$11.2	$3,056.9
Net earnings	—	—	—	945.6	—	945.6	2.7	948.3
Unrealized holding loss, net	—	—	—	—	(17.0)	(17.0)	—	(17.0)
Translation adjustment, net of tax	—	—	—	—	8.8	8.8	—	8.8
Comprehensive income						937.4	2.7	940.1
Stock-based compensation expense	—	—	115.6	—	—	115.6	—	115.6
Exercise of stock options, including tax benefit of $27.7	10.1	—	137.5	—	—	137.5	—	137.5
Sale of common stock, including tax benefit of $0.1	0.8	—	18.5	—	—	18.5	—	18.5
Repurchase of common stock	(11.2)	—	(285.6)	—	—	(285.6)	—	(285.6)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Cash dividend	—	—	—	(267.6)	—	(267.6)	—	(267.6)
Purchase of noncontrolling interests	—	—	(26.8)	—	—	(26.8)	(5.5)	(32.3)
Balance, October 3, 2010	742.6	$0.7	$145.6	$3,471.2	$57.2	$3,674.7	$7.6	$3,682.3
Net earnings	—	—	—	1,245.7	—	1,245.7	2.3	1,248.0
Unrealized holding loss, net	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Translation adjustment, net of tax	—	—	—	—	(6.5)	(6.5)	—	(6.5)
Comprehensive income						1,234.8	2.3	1,237.1
Stock-based compensation expense	—	—	147.2	—	—	147.2	—	147.2
Exercise of stock options, including tax benefit of $96.1	17.3	—	312.5	—	—	312.5	—	312.5
Sale of common stock, including tax benefit of $0.1	0.5	—	19.1	—	—	19.1	—	19.1
Repurchase of common stock	(15.6)	—	(555.9)	—	—	(555.9)	—	(555.9)
Cash dividend	—	—	—	(419.5)	—	(419.5)	—	(419.5)
Purchase of noncontrolling interests	—	—	(28.0)	—	—	(28.0)	(7.5)	(35.5)
Balance, October 2, 2011	744.8	$0.7	$40.5	$4,297.4	$46.3	$4,384.9	$2.4	$4,387.3
Net earnings	—	—	—	1,383.8	—	1,383.8	0.9	1,384.7
Unrealized holding loss, net	—	—	—	—	(26.4)	(26.4)	—	(26.4)
Translation adjustment, net of tax	—	—	—	—	2.8	2.8	—	2.8
Comprehensive income						1,360.2	0.9	1,361.1
Stock-based compensation expense	—	—	155.2	—	—	155.2	—	155.2
Exercise of stock options, including tax benefit of $167.3	16.5	—	326.1	—	—	326.1	—	326.1
Sale of common stock, including tax benefit of $0.2	0.3	—	19.5	—	—	19.5	—	19.5
Repurchase of common stock	(12.3)	—	(501.9)	(91.3)	—	(593.2)	—	(593.2)
Cash dividend	—	—	—	(543.7)	—	(543.7)	—	(543.7)
Non-controlling interest resulting from acquisition	—	—	—	—	—	—	2.2	2.2
Balance, September 30, 2012	749.3	$0.7	$39.4	$5,046.2	$22.7	$5,109.0	$5.5	$5,114.5
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2012, October 2, 2011 and October 3, 2010

Note 1:     Summary of Significant Accounting Policies

Description of Business
We purchase and roast high-quality coffees that we sell, along with handcrafted coffee and tea beverages and a variety of fresh food items, through our company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and national foodservice accounts.
In this 10-K, Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
We have four reportable operating segments: Americas; Europe, Middle East, and Africa, collectively referred to as “EMEA;” China / Asia Pacific (“CAP”) and Channel Development. Our Seattle’s Best Coffee operating segment is reported in “Other” with Evolution Fresh, our Digital Ventures business and unallocated corporate expenses.
Additional details on the nature of our business and our reportable operating segments are in Item 1 of this 10-K.

Principles of Consolidation
The consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly owned subsidiaries and investees that we control. Investments in entities that we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. Intercompany transactions and balances have been eliminated.

Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2012 and 2011 included 52 weeks. Fiscal year 2010 included 53 weeks, with the 53rdweek falling in the fourth fiscal quarter.

Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for asset and goodwill impairments, stock-based compensation forfeiture rates, future asset retirement obligations, and inventory reserves; assumptions underlying self-insurance reserves and income from unredeemed stored value cards; and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.

Cash and Cash Equivalents
We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are valued using active markets for identical assets. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances and we believe credit risk to be minimal.
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

Derivative Instruments
We manage our exposure to various risks within the consolidated financial statements according to a market price risk management policy. Under this policy, we may engage in transactions involving various derivative instruments to hedge interest rates, commodity prices and foreign currency denominated revenues, purchases, assets and liabilities. We generally do not enter into derivative instruments with maturities longer than five years.
We enter into fixed-price and price-to-be-fixed coffee purchase commitments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For both fixed-price and price-to-be-fixed purchase commitments, we expect to take delivery of and to utilize the coffee in a reasonable period of time and in the conduct of normal business. Accordingly, these purchase commitments qualify as normal purchases and are not recorded at fair value on our balance sheets.

We record all derivatives on the balance sheets at fair value. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings. For a net investment hedge, the effective portion of the derivative's gain or loss is reported as a component of OCI.
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
Certain foreign currency forward contracts, commodity swap contracts, and futures contracts are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statements of earnings.

Allowance for Doubtful Accounts
Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of September 30, 2012, October 2, 2011, and October 3, 2010, the allowance for doubtful accounts was $5.6 million, $3.3 million, and $3.3 million respectively.

Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or market. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of September 30, 2012, October 2, 2011, and October 3, 2010, inventory reserves were $22.6 million, $19.5 million, and $18.1 million, respectively.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from 2 to 15 years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years . For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of the appropriate estimated useful lives. The portion of depreciation expense related to production and distribution facilities is included in cost of sales including occupancy costs on the consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss recognized in net earnings.

Goodwill
We test goodwill for impairment on an annual basis during our third fiscal quarter, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. If not, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.
As a part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferable assets. Under GAAP, when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. During Fiscal 2012 and fiscal 2011 we recorded no impairment charges and recorded $1.6 million in fiscal 2010.

Other Intangible Assets
Other intangible assets consist primarily of trademarks with indefinite lives, which are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Definite-lived intangible assets, which mainly consist of contract-based patents and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Based on the impairment tests performed, there was no impairment of other intangible assets in fiscal 2012, 2011, and 2010.

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
We recognized net impairment and disposition losses of $31.7 million, $36.2 million, and $67.7 million in fiscal 2012, 2011, and 2010, respectively, primarily due to underperforming company-operated stores. Depending on the underlying asset that is impaired, these losses may be recorded in any one of the operating expense lines on the consolidated statements of earnings: for retail operations, the net impairment and disposition losses are recorded in store operating expenses and for all other operations, these losses are recorded in cost of sales including occupancy costs, other operating expenses, or general and administrative expenses.

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
CPG, Foodservice and Other Revenues
CPG, foodservice and other revenues primarily consist of domestic and international sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse club and specialty retail stores, sales to our national foodservice accounts, and revenues from sales of products to and license revenues from manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements. Sales of coffee, tea, ready-to-drink beverages and related products to grocery and warehouse club stores are generally recognized when received by the customer or distributor, depending on contract terms. We maintain a sales return allowance to reduce packaged goods revenues for estimated future product returns based on historical patterns. Revenues are recorded net of sales discounts given to customers for trade promotions and payments to customers for product placement in our customers’ stores.
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

Stored Value Cards
Revenues from our stored value cards, primarily Starbucks Cards, are recognized when redeemed or when the likelihood of redemption, based on historical experience, is deemed to be remote. Outstanding customer balances are included in deferred revenue on the consolidated balance sheets. There are no expiration dates on our stored value cards, and we do not charge any service fees that cause a decrement to customer balances. While we will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may then be recognized in the consolidated statements of earnings, in net interest income and other. For the fiscal years ended September 30, 2012, October 2, 2011, and October 3, 2010, income recognized on unredeemed stored value card balances was $65.8 million, $46.9 million, and $31.2 million, respectively. In fiscal 2012, we recognized additional income associated with unredeemed gift cards due to a recent court ruling relating to state unclaimed property laws.
Customers in the US, Canada, and the UK who register their Starbucks Card are automatically enrolled in the My Starbucks Reward program and earn points (“Stars”) with each purchase. Reward program members receive various benefits depending on the number of Stars earned in a 12-month period. The value of Stars earned by our program members towards free product is included in deferred revenue and recorded as a reduction in revenue at the time the Stars are earned, based on the value of Stars that are projected to be redeemed.

Marketing & Advertising
Our annual marketing expenses include many components, one of which is advertising costs. We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising campaign takes place.
Annual marketing expenses totaled $277.9 million, $244.0 million, and $198.7 million in fiscal 2012, 2011, and 2010, respectively. Included in these costs were advertising expenses, which totaled $182.4 million, $141.4 million, and $176.2 million in fiscal 2012, 2011, and 2010, respectively.

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

Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. As of September 30, 2012 and October 2, 2011, our net ARO asset included in property, plant and equipment was $8.8 million and $11.8 million, respectively, and our net ARO liability included in other long-term liabilities was $42.6 million and $50.1 million, respectively.

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

Recent Accounting Pronouncements
In July 2012, the FASB issued guidance that revises the requirements around how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance will become effective for us at the beginning of our first quarter of fiscal 2013. The adoption of this guidance will not have a material impact on our financial statements.
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
In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. This guidance became effective for us at the beginning of our second quarter of fiscal 2012. The adoption of this new guidance did not have a material impact on our financial statements.

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
In connection with the changes to our organizational structure and reporting, we have changed the accountability for, and reporting of, certain indirect overhead costs. Certain indirect merchandising, manufacturing costs and back-office shared service costs, which were previously allocated to segment level costs of sales and operating expenses, are now managed at a corporate level and will be reported within unallocated corporate expenses. These expenses have therefore been removed from the segment level financial results. In order to conform prior period classifications with the new alignment, the historical consolidated financial statements have been recast with the following adjustments to previously reported amounts (in millions):

	Year Ended October 2, 2011
	As Filed	Reclass	As Adjusted
Total net revenues	$11,700.4	$—	$11,700.4
Cost of sales including occupancy costs	4,949.3	(33.8)	4,915.5
Store operating expenses	3,665.1	(70.2)	3,594.9
Other operating expenses	402.0	(9.2)	392.8
Depreciation and amortization expenses	523.3	—	523.3
General and administrative expenses	636.1	113.2	749.3
Total operating expenses	10,175.8	—	10,175.8
Gain on sale of properties	30.2	—	30.2
Income from equity investees	173.7	—	173.7
Operating income	$1,728.5	$—	$1,728.5

	Year Ended October 3, 2010
	As Filed	Reclass	As Adjusted
Total net revenues	$10,707.4	$—	$10,707.4
Cost of sales including occupancy costs	4,458.6	(42.1)	4,416.5
Store operating expenses	3,551.4	(79.5)	3,471.9
Other operating expenses	293.2	(13.5)	279.7
Depreciation and amortization expenses	510.4	—	510.4
General and administrative expenses	569.5	135.1	704.6
Restructuring charges	53.0	—	53.0
Total operating expenses	9,436.1	—	9,436.1
Income from equity investees	148.1	—	148.1
Operating income	$1,419.4	$—	$1,419.4
There was no impact on consolidated net revenues, total operating expenses, operating income, or net earnings as a result of this change. Additional discussion regarding the change in our organizational structure and segment results is included at Note 17.

Change in revenue presentation
In the second quarter of fiscal 2011, concurrent with the change in our distribution method for packaged coffee and tea in the US, we revised the presentation of revenues. Non-retail licensing revenues were reclassified on the consolidated financial statements to the renamed “CPG, foodservice and other” revenue line, which includes revenues from our direct sale of packaged coffee and tea as well as licensing revenues received under the previous distribution arrangement. The previous “Licensing” revenue line now includes only licensed store revenue and therefore has been renamed “Licensed stores.” For fiscal 2010, $465.7 million was reclassified from the previously named Licensing revenue to CPG, foodservice and other revenue. There was no impact to consolidated or segment total net revenues from this change in presentation.

Note 2:    Acquisitions
On July 3, 2012, we acquired 100% ownership interest in Bay Bread, LLC and its La Boulange bakery brand (collectively “La Boulange”), to elevate our core food offerings and build a premium, artisanal bakery brand. We acquired La Boulange for a purchase price of approximately $100 million in cash. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date (in millions):

Fair Value at July 3, 2012
Property, plant and equipment	$18.1
Intangible assets	24.3
Goodwill	58.7
Other current and noncurrent assets	5.1
Current liabilities	(6.4)
Total cash paid	$99.8

The assets acquired and liabilities assumed are included in our Americas operating segment. Other current assets acquired primarily include cash, trade receivables, and inventory. In addition, we assumed various current liabilities primarily consisting of accounts payable and accrued payroll related liabilities. The intangible assets acquired as part of the transaction include the La Boulange trade name and proprietary recipes and processes. The La Boulange trade name was valued at $9.7 million and determined to have an indefinite life while the intangible asset relating to the proprietary recipes and processes was valued at $14.6 million and will be amortized over a period of 10 years. The $58.7 million of goodwill is deductible for income tax purposes and was allocated to our Americas operating segment.
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
The following table shows the effects of the change in Starbucks ownership interest in UCO and our business in South China on Starbucks equity:

Fiscal Year Ended	September 30, 2012	October 2, 2011	October 3, 2010
Net earnings attributable to Starbucks	$1,383.8	$1,245.7	$945.6
Transfers (to) from the noncontrolling interest:
Decrease in additional paid-in capital for purchase of interest in subsidiary	—	(28.0)	(26.8)
Change from net earnings attributable to Starbucks and transfers to noncontrolling interest	$1,383.8	$1,217.7	$918.8

Note 3:    Derivative Financial Instruments
Foreign Currency
We enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. Net derivative losses from cash flow hedges of $2.9 million and $11.1 million, net of taxes, were included in accumulated other comprehensive income as of September 30, 2012 and October 2, 2011, respectively. Of the net derivative losses accumulated as of September 30, 2012, $2.9 million pertains to derivative instruments that will be dedesignated as cash flow hedges within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 12 months.
We also enter into net investment derivative instruments to hedge our equity method investment in Starbucks Coffee Japan, Ltd., to minimize foreign currency exposure. Net derivative losses from net investment hedges of $33.6 million and $34.2 million, net of taxes, were included in accumulated other comprehensive income as of September 30, 2012 and October 2, 2011, respectively. Outstanding contracts will expire within 29 months.
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

Coffee
Depending on market conditions, we also enter into futures contracts to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 1. Net derivative losses of $32.9 million, net of taxes, were included in accumulated other comprehensive income as of September 30, 2012 related to coffee hedges. Of the net derivative losses accumulated as of September 30, 2012, $26.9 million pertains to derivative instruments that will be dedesignated as cash flow hedges within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 15 months. There was insignificant coffee hedge activity in fiscal 2011.
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

The following table presents the pretax effect of derivative contracts designated as hedging instruments on earnings and other comprehensive income ("OCI") for fiscal years ending (in millions):

	Foreign Currency		Coffee
	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$(11.5)	$(15.9)	$(3.4)	$—
Gain/(Loss) recognized in OCI	$(2.5)	$(12.1)	$(39.8)	$—
Net Investment Hedges:
Gain/(Loss) recognized in earnings	$—	$—
Gain/(Loss) recognized in OCI	$1.1	$(12.0)
The amounts shown in the above table as recognized in earnings for foreign currency and coffee hedges represent the realized gains/(losses) reclassified from OCI to net earnings during the year. The amounts shown as recognized in OCI are prior to these reclassifications.

The following table presents the pretax effect of derivative contracts not designated as hedging instruments on earnings for fiscal years ending (in millions):

	Foreign Currency		Coffee		Dairy		Diesel Fuel
	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Gain/(Loss) recognized in earnings	$(2.2)	$0.7	$—	$(0.9)	$7.8	$5.7	$3.1	$1.1

Notional amounts of outstanding derivative contracts (in millions):

	Sep 30, 2012	Oct 2, 2011
Foreign currency	$383	$499
Coffee	125	66
Dairy	72	10
Diesel fuel	$24	$—

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,188.6	$1,188.6	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	80.0	—	80.0	—
Commercial paper	103.9	—	103.9	—
Corporate debt securities	84.3	—	84.3	—
Government treasury securities	459.7	459.7	—	—
Certificates of deposit	62.9	—	62.9	—
Total available-for-sale securities	790.8	459.7	331.1	—
Trading securities	57.6	57.6	—	—
Total short-term investments	848.4	517.3	331.1	—
Long-term investments:
Available-for-sale securities
Agency obligations	14.0	—	14.0	—
Corporate debt securities	61.3	—	61.3	—
Auction rate securities	18.6	—	—	18.6
Certificates of deposit	22.1	—	22.1	—
Total long-term investments	116.0	—	97.4	18.6
Total	$2,153.0	$1,705.9	$428.5	$18.6
Liabilities:
Short-term derivatives:
Foreign Currency	$10.1	$—	$10.1	$—
Coffee	8.8	—	8.8	—
Total short-term derivatives	18.9	—	18.9	—
Long-term derivatives:
Foreign Currency	3.0	—	3.0	—
Total long-term derivatives	3.0	—	3.0	—
Total	$21.9	$—	$21.9	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,148.1	$1,148.1	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	20.0	—	20.0	—
Commercial paper	87.0	—	87.0	—
Corporate debt securities	78.0	—	78.0	—
Government treasury securities	606.0	606.0	—	—
Certificates of deposit	64.0	—	64.0	—
Total available-for-sale securities	855.0	606.0	249.0	—
Trading securities	47.6	47.6	—	—
Total short-term investments	902.6	653.6	249.0	—
Long-term investments:
Available-for-sale securities
Corporate debt securities	67.0	—	67.0	—
Auction rate securities	28.0	—	—	28.0
Certificates of deposit	12.0	—	12.0	—
Total long-term investments	107.0	—	79.0	28.0
Total	$2,157.7	$1,801.7	$328.0	$28.0
Liabilities:
Short-term derivatives:
Foreign Currency	$20.1	$—	$20.1	$—
Coffee	1.2	—	1.2	—
Total short-term derivatives	21.3	—	21.3	—
Long-term derivatives:
Foreign Currency	9.9	—	9.9	—
Total long-term derivatives	9.9	—	9.9	—
Total	$31.2	$—	$31.2	$—
Short-term and long-term derivatives are included in other accrued liabilities and other long-term liabilities, respectively.
Gross unrealized holding gains and losses on investments were not material as of September 30, 2012 and October 2, 2011.

Available-for-sale Securities
Available-for-sale securities include government treasury securities, corporate and agency bonds, commercial paper, certificates of deposit placed through an account registry service and auction rate securities (“ARS”).
Level 1: For government treasury securities, we use quoted prices in active markets for identical assets to determine fair value.

Level 2: For corporate and agency bonds, for which a quoted market price is not available for identical assets, we determine fair value based upon the quoted market price of similar assets or the present value of expected future cash flows, calculated by applying revenue multiples to estimate future operating results and using discount rates appropriate for the duration and the risks involved. Fair values for commercial paper are estimated using a discounted cash flow calculation that applies current imputed interest rates of similar securities. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities.
Level 3: We determine fair value of our ARS using an internally developed valuation model, using inputs that include interest rate curves, credit and liquidity spreads, and effective maturity.
Proceeds from sales of available-for-sale securities were $5.0 million, $0.0 million, and $1.1 million in fiscal years 2012, 2011, and 2010, respectively. For fiscal years 2012, 2011, and 2010 realized gains and losses on sales and maturities were not material.
Certificates of deposit have maturity dates ranging from approximately one month to 2 years and principal amounts, that when aggregated with interest that will accrue over the investment term, will not exceed Federal Deposit Insurance Corporation limits. Certificates of deposit with original maturities of 90 days or less are included in cash and cash equivalents. The amounts invested in certificate of deposits that were included in cash and cash equivalents were $0.2 million and $4.2 million as of September 30, 2012 and October 2, 2011, respectively.
Long-term investments (except for ARS) generally mature within 3 years. ARS have long-dated maturities but provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. Our ARS are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education. Due to the auction failures that began in 2008, these securities became illiquid and were classified as long-term investments. The investment principal associated with the failed auctions will not be accessible until:

•	successful auctions resume;

•	an active secondary market for these securities develops;

•	the issuers replace these securities with another form of financing; or

•	final payments are made according to the contractual maturities of the debt issues which range from 18 to 32 years.
We do not intend to sell the ARS, nor is it likely we will be required to sell the ARS before their anticipated recovery, which may be at maturity.

Trading Securities
Trading securities include equity mutual funds and exchange-traded funds. For these securities, we use quoted prices in active markets for identical assets to determine fair value, thus these securities are considered Level 1 instruments. Our trading securities portfolio approximates a portion of the liability under the Management Deferred Compensation Plan (“MDCP”), a defined contribution plan. The corresponding deferred compensation liability of $94.8 million and $84.7 million as of September 30, 2012 and October 2, 2011, respectively, is included in accrued compensation and related costs on the consolidated balance sheets. The changes in net unrealized holding gains/losses in the trading portfolio included in earnings for fiscal years 2012 , 2011 and 2010 were a net gain of $10.9 million, a net loss of $2.1 million, and a net gain of $4.1 million, respectively.

Derivative Assets and Liabilities
Derivative assets and liabilities include foreign currency forward contracts, commodity swaps and futures contracts. Where applicable, we use quoted prices in active markets for identical derivative assets and liabilities that are traded on exchanges. Derivative assets and liabilities included in Level 2 are over-the-counter currency forward contracts and commodity swaps whose fair values are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-

based observable inputs, including interest rate curves and forward and spot prices for currencies and commodities.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
Financial instruments measured using Level 3 inputs described above are comprised entirely of our ARS. Changes in this balance related primarily to calls of certain of our ARS. In fiscal 2012 and 2011, $10.7 million and $15.8 million, respectively, of our ARS were called at par.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired.
During fiscal 2012 and 2011, we recognized fair market value adjustments with a charge to earnings for these assets as follows:

	Year Ended September 30, 2012
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$21.5	$(14.4)	$7.1

	Year Ended October 2, 2011
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant, and equipment (1)	$8.8	$(5.9)	$2.9
Other assets (2)	$22.1	$(22.1)	$—

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

Fair Value of Other Financial Instruments
The estimated fair value of the $550 million of 6.25% Senior Notes based on the quoted market price (Level 2) was approximately $674 million and $648 million as of September 30, 2012 and October 2, 2011, respectively.

Note 5:    Inventories (in millions)

	September 30, 2012	October 2, 2011
Coffee:
Unroasted	$711.3	$431.3
Roasted	222.2	246.5
Other merchandise held for sale	181.6	150.8
Packaging and other supplies	126.4	137.2
Total	$1,241.5	$965.8
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of September 30, 2012, we had committed to purchasing green coffee totaling $557 million under fixed-price contracts and an estimated $297 million under price-to-be-fixed contracts. As of September 30, 2012, approximately $125 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 6:    Equity and Cost Investments (in millions)

	September 30, 2012	October 2, 2011
Equity method investments	$393.9	$334.4
Cost method investments	66.0	37.9
Total	$459.9	$372.3

Equity Method Investments
As of September 30, 2012, we had a 50 percent ownership interest in each of the following international equity investees: Starbucks Coffee Korea Co., Ltd.; President Starbucks Coffee Taiwan Ltd.; Shanghai President Coffee Co.; Berjaya Starbucks Coffee Company Sdn. Bhd. (Malaysia); and Tata Starbucks Limited (India). In addition, we had a 39.6 percent ownership interest in Starbucks Coffee Japan, Ltd. These international entities operate licensed Starbucks retail stores. We also have licensed the rights to produce and distribute Starbucks branded products to The North American Coffee Partnership with the Pepsi-Cola Company. We have a 50 percent ownership interest in The North American Coffee Partnership, which develops and distributes bottled Frappuccino® beverages, Starbucks DoubleShot® espresso drinks, Seattle’s Best Coffee® ready-to-drink espresso beverages and Starbucks Refreshers™ beverages.
Our share of income and losses from our equity method investments is included in income from equity investees on the consolidated statements of earnings. Also included in this line item is our proportionate share of gross margin resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $190.3 million, $151.6 million, and $125.7 million in fiscal years 2012, 2011, and 2010, respectively. Related costs of sales, net of eliminations, were $111.0 million, $83.2 million, and $65.3 million in fiscal years 2012, 2011, and 2010, respectively. As of September 30, 2012 and October 2, 2011, there were $33.0 million and $31.9 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.

As of September 30, 2012, the aggregate market value of our investment in Starbucks Japan was approximately $400 million, determined based on its available quoted market price, which exceeds its carrying value of $201 million.
Summarized combined financial information of our equity method investees, which represent 100% of the investees’ financial information (in millions):

Financial Position as of	September 30, 2012	October 2, 2011
Current assets	$603.1	$476.9
Noncurrent assets	735.3	651.4
Current liabilities	411.2	340.1
Noncurrent liabilities	119.7	80.2

Results of Operations for Fiscal Year Ended	September 30, 2012	October 2, 2011	October 3, 2010
Net revenues	$2,796.7	$2,395.1	$2,128.0
Operating income	353.5	277.0	245.3
Net earnings	286.7	231.1	205.1

Cost Method Investments
As of September 30, 2012, we had a $41 million investment of equity interests in entities that develop and operate Starbucks licensed retail stores in several global markets. We have the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on our total percentage of ownership interest and our ability to exercise significant influence over financial and operating policies, additional investments may require a retroactive application of the equity method of accounting.
During the fourth quarter of fiscal 2012, we made a $25 million investment in the preferred stock of Square, Inc. In addition, in conjunction with a commercial agreement with Square, we also received warrants to purchase common stock of Square that are subject to certain vesting conditions.

Note 7:    Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Sep 30, 2012	Oct 2, 2011
Land	$46.2	$44.8
Buildings	225.2	218.5
Leasehold improvements	3,957.6	3,617.7
Store equipment	1,251.0	1,101.8
Roasting equipment	322.8	295.1
Furniture, fixtures and other	836.2	757.8
Work in progress	264.1	127.4
Property, plant and equipment, gross	6,903.1	6,163.1
Less accumulated depreciation	(4,244.2)	(3,808.1)
Property, plant and equipment, net	$2,658.9	$2,355.0
On August 8, 2011, we completed the sale of two office buildings for gross consideration of $125 million. As a result of this sale, we recognized a $30.2 million gain within operating income on the consolidated statements of earnings in fiscal 2011.

Other Assets	Sep 30, 2012	Oct 2, 2011

Long-term deferred tax asset	$97.3	$156.3
Other intangible assets	143.7	111.9
Other	144.7	141.4
Total other assets	$385.7	$409.6

Accrued Liabilities	Sep 30, 2012	Oct 2, 2011

Accrued compensation and related costs	$381.6	$364.4
Accrued occupancy costs	126.9	148.3
Accrued taxes	138.3	109.2
Accrued dividend payable	157.4	126.6
Other	329.6	192.4
Total accrued liabilities	$1,133.8	$940.9

Other Long-Term Liabilities	Sep 30, 2012	Oct 2, 2011

Deferred rent	$201.9	$215.2
Unrecognized tax benefits	78.4	56.7
Asset retirement obligations	42.6	50.1
Other	22.4	25.8
Total other long-term liabilities	$345.3	$347.8

Note 8:    Other Intangible Assets and Goodwill
Other intangible assets (in millions):

	Sep 30, 2012	Oct 2, 2011
Indefinite-lived intangibles	$87.7	$68.6
Definite-lived intangibles	72.3	54.2
Accumulated amortization	(16.3)	(10.9)
Definite-lived intangibles, net	56.0	43.3
Total other intangible assets	$143.7	$111.9
Definite-lived intangibles approximate remaining weighted average useful life in years	10	11
Amortization expense for definite-lived intangibles was $4.5 million, $2.2 million, and $1.2 million during fiscal 2012, 2011, and 2010, respectively. Amortization expense is estimated to be approximately $6 million each year from fiscal 2013 through fiscal 2017, and a total of approximately $26 million thereafter.

Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	EMEA	China / Asia Pacific	Channel Development	Other	Total
Balance at October 3, 2010(1)
Goodwill prior to impairment	$163.6	$3.1	$74.8	$23.8	$5.7	$271.0
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$155.0	$3.1	$74.8	$23.8	$5.7	$262.4
Acquisitions	—	63.8	—	—	—	63.8
Purchase price adjustment of previous acquisitions	—	—	—	—	—	—
Impairment	—	—	—	—	—	—
Other(2)	(0.7)	(3.9)	—	—	—	(4.6)
Balance at October 2, 2011(1)
Goodwill prior to impairment	$162.9	$63.0	$74.8	$23.8	$5.7	$330.2
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$154.3	$63.0	$74.8	$23.8	$5.7	$321.6
Acquisitions	70.5	—	—	—	7.0	77.5
Purchase price adjustment of previous acquisitions	—	—	—	—	—	—
Impairment	—	—	—	—	—	—
Other(2)	2.5	(3.0)	0.5	—	—	—
Balance at September 30, 2012
Goodwill prior to impairment	$235.9	$60.0	$75.3	$23.8	$12.7	$407.7
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$227.3	$60.0	$75.3	$23.8	$12.7	$399.1

(1)	In conjunction with the change in reportable operating segments, we reclassified goodwill by segment as of October 2, 2011 and October 3, 2010.

(2)	Other is primarily comprised of changes in the goodwill balance as a result of foreign exchange fluctuations.

Note 9:    Debt

Revolving Credit Facility and Commercial Paper Program
In November 2010, we replaced our previous credit facility with a new $500 million unsecured credit facility ("the credit facility”) with various banks, of which $100 million may be used for issuances of letters of credit. The credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases and is currently set to mature in November 2014. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. No borrowings were outstanding under the credit facility at the end of fiscal 2012 or fiscal 2011.The interest rate for any borrowings under the credit facility, based on Starbucks current ratings and fixed charge coverage ratio, is 0.85% over LIBOR The specific spread over LIBOR will depend upon our long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies and our fixed charge coverage ratio. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses.
Under our commercial paper program we may issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $500 million, with individual maturities that may vary, but not exceed 397 days from the date of issue. The program is backstopped by the credit facility and the combined borrowing limit is $500 million for the commercial paper program and the credit facility. We may issue commercial paper from time to time and the proceeds of the commercial paper financing may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. No borrowings were outstanding under the commercial paper program at the end of fiscal 2012 or fiscal 2011.
As of September 30, 2012 and October 2, 2011, a total of $18 million and $17 million, respectively, in letters of credit were outstanding under the respective revolving credit facility.

Long-term Debt
In August 2007, we issued $550 million of 6.25% Senior Notes (“the notes”) due in August 2017, in an underwritten registered public offering. Interest is payable semi-annually on February 15 and August 15 of each year. The notes require us to maintain compliance with certain covenants, which limit future liens and sale and leaseback transactions on certain material properties. As of September 30, 2012 and October 2, 2011, we were in compliance with each of these covenants. As of September 30, 2012 and October 2, 2011, the carrying value of the notes, recorded on the consolidated balance sheets, was $549.6 million and $549.5 million, respectively.

Interest Expense
Interest expense, net of interest capitalized, was $32.7 million, $33.3 million, and $32.7 million in fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, 2011, and 2010, $3.2 million, $4.4 million, and $4.9 million, respectively, of interest was capitalized for asset construction projects.

Note 10:    Leases
Rental expense under operating lease agreements (in millions):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Minimum rentals	$759.0	$715.6	$688.5
Contingent rentals	44.7	34.3	26.1
Total	$803.7	$749.9	$714.6
Minimum future rental payments under non-cancelable operating leases as of September 30, 2012 (in millions):

Fiscal Year Ending
2013	$787.9
2014	728.5
2015	640.4
2016	531.5
2017	403.4
Thereafter	968.5
Total minimum lease payments	$4,060.2
We have subleases related to certain of our operating leases. During fiscal 2012, 2011, and 2010, we recognized sublease income of $10.0 million, $13.7 million, and $10.9 million, respectively.

Note 11:    Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million  shares of preferred stock, none of which was outstanding at September 30, 2012.
Included in additional paid-in capital in our consolidated statements of equity as of September 30, 2012 and October 2, 2011 is $39.4 million related to the increase in value of our share of the net assets of Starbucks Japan at the time of its initial public stock offering in fiscal 2002.
Share repurchase activity (in millions, except for average price data):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011
Number of shares acquired	12.3	15.6
Average price per share of acquired shares	$48.15	$35.53
Total cost of acquired shares	$593.2	$555.9
As of September 30, 2012, 12.1 million shares remained available for repurchase under the current authorization. On November 14, 2012, our Board of Directors authorized the repurchase of up to an additional 25 million shares under our share repurchase program.
During fiscal years 2012 and 2011, our Board of Directors declared the following dividends (in millions, except per share amounts):

	Dividend Per Share	Record date	Total Amount	Payment Date
Fiscal Year 2012:
First quarter	$0.17	February 8, 2012	$128.2	February 24, 2012
Second quarter	$0.17	May 9, 2012	$129.0	May 25, 2012
Third quarter	$0.17	August 8, 2012	$129.1	August 24, 2012
Fourth quarter	$0.21	November 15, 2012	$157.4	November 30, 2012
Fiscal Year 2011:
First quarter	$0.13	February 9, 2011	$97.4	February 25, 2011
Second quarter	$0.13	May 11, 2011	$97.8	May 27, 2011
Third quarter	$0.13	August 10, 2011	$97.4	August 26, 2011
Fourth quarter	$0.17	November 17, 2011	$126.6	December 2, 2011

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

Comprehensive income, net of related tax effects (in millions):

Fiscal Year Ended	September 30, 2012	October 2, 2011	October 3, 2010
Net earnings attributable to Starbucks	$1,383.8	$1,245.7	$945.6
Unrealized holding gains/(losses) on available-for-sale securities, net of tax (provision)/benefit of $(0.3), $(0.3), and $0.1, respectively	0.4	0.4	(0.2)
Unrealized holding losses on cash flow hedging instruments, net of tax benefit of $4.3 $4.5, and $6.6, respectively	(37.9)	(7.7)	(11.3)
Unrealized holding gains/(losses) on net investment hedging instruments, net of tax (provision)/benefit of $(0.4), $4.5, and $4.0, respectively	0.6	(7.6)	(6.8)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges, net of tax benefit of $4.3, $6.1, and $0.8, respectively	10.5	10.5	1.3
Net unrealized loss	(26.4)	(4.4)	(17.0)
Translation adjustment, net of tax (provision)/benefit of $(3.3), $0.9, and $(3.2), respectively	2.8	(6.5)	8.8
Total comprehensive income	$1,360.2	$1,234.8	$937.4
Components of accumulated other comprehensive income, net of tax (in millions):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011
Net unrealized gains/(losses) on available-for-sale securities	$(0.1)	$(0.5)
Net unrealized gains/(losses) on hedging instruments	(72.1)	(45.3)
Translation adjustment	94.9	92.1
Accumulated other comprehensive income	$22.7	$46.3
As of September 30, 2012 and October 2, 2011, the translation adjustment was net of tax provisions of $6.6 million and $3.3 million, respectively.

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
As of September 30, 2012, there were 24.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 8.1 million shares available for issuance under our ESPP.

Stock based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Options	$46.2	$60.4	$76.8
Restricted Stock Units (“RSUs”)	107.4	84.8	36.8
Total stock-based compensation expense recognized in the consolidated statement of earnings	$153.6	$145.2	$113.6
Total related tax benefit	54.2	51.2	40.6
Total capitalized stock-based compensation included in net property, plant and equipment and inventories on the consolidated balance sheets	2.0	2.1	1.9

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
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2012, 2011, and 2010:

	Employee Stock Options Granted During the Period
Fiscal Year Ended	2012	2011	2010
Expected term (in years)	4.8	5.0	4.7
Expected stock price volatility	38.2%	39.0%	43.0%
Risk-free interest rate	1.0%	1.6%	2.1%
Expected dividend yield	1.5%	1.7%	0.1%
Weighted average grant price	$44.26	$31.46	$22.28
Estimated fair value per option granted	$12.79	$9.58	$8.50
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

The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because our stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of our stock. Such an increase in stock price would benefit all shareholders commensurately.
Stock option transactions from September 27, 2009 through September 30, 2012 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 27, 2009	63.6	$14.75	6.7	$442
Granted	14.9	22.28
Exercised	(9.6)	11.94
Expired/forfeited	(8.2)	18.73
Outstanding, October 3, 2010	60.7	16.52	6.6	611
Granted	4.3	31.46
Exercised	(16.1)	14.40
Expired/forfeited	(3.6)	18.06
Outstanding, October 2, 2011	45.3	18.57	6.4	848
Granted	3.4	44.26
Exercised	(13.6)	15.99
Expired/forfeited	(2.0)	20.67
Outstanding, September 30, 2012	33.1	22.19	6.1	945
Exercisable, September 30, 2012	18.4	19.96	5.0	567
Vested and expected to vest, September 30, 2012	32.0	21.92	6.0	923
The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
The following is a summary of stock options outstanding at the end of fiscal 2012 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Under $10.00	9.0	6.0	$8.65	5.0	$8.65
$10.01 - $20.00	3.6	3.7	15.14	3.3	15.22
$20.01 - $30.00	10.8	6.0	23.14	6.5	23.91
Over $30.00	9.7	7.1	36.36	3.6	32.89
	33.1	6.1	$22.19	18.4	$19.96

As of September 30, 2012, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options was approximately $35 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years. The total intrinsic value of stock options exercised was $440 million, $323 million, and $118 million during fiscal years 2012, 2011, and 2010, respectively. The total fair value of options vested was $59 million, $126 million, and $108 million during fiscal years 2012, 2011, and 2010, respectively.

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
RSU transactions from September 27, 2009 through September 30, 2012 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 27, 2009	4.4	$11.55	1.6	$88
Granted	2.3	22.27
Vested	(0.7)	16.35
Forfeited/cancelled	(0.6)	12.27
Nonvested, October 3, 2010	5.4	13.55	1.1	141
Granted	5.4	31.06
Vested	(1.7)	9.40
Forfeited/cancelled	(0.8)	25.68
Nonvested, October 2, 2011	8.3	23.11	0.8	309
Granted	4.1	44.05
Vested	(4.2)	18.93
Forfeited/cancelled	(0.9)	35.56
Nonvested, September 30, 2012	7.3	34.68	0.9	366
As of September 30, 2012, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $80 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.0 years.

ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.4 million in fiscal 2012.

Deferred Stock Plan
We have a deferred stock plan for certain key-employees that enables participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. The minimum deferral period is 5 years. As of September 30, 2012 and October 2, 2011, 3.4 million shares were deferred under the terms of this plan. The rights to receive these shares, represented by common stock units, are included in the calculation of basic and diluted earnings per share as common stock equivalents. No new initial deferrals are permitted under this plan; the plan permits re-deferrals of previously deferred shares.

Defined Contribution Plans
We maintain voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws.
Our matching contributions to all US and non-US plans were $59.8 million, $45.5 million, and $23.5 million in fiscal years 2012, 2011, and 2010, respectively.

Note 13:    Income Taxes
The components of earnings before income taxes were as follows (in millions):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
United States	$1,679.6	$1,523.4	$1,308.9
Foreign	379.5	287.7	128.1
Total earnings before income taxes	$2,059.1	$1,811.1	$1,437.0
Provision for income taxes (in millions):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Current taxes:
Federal	$466.0	$344.7	$457.5
State	79.9	61.2	79.6
Foreign	76.8	37.3	38.3
Total current taxes	622.7	443.2	575.4
Deferred taxes:
Federal	49.2	111.6	(76.0)
State	(0.7)	8.3	(9.3)
Foreign	3.2	—	(1.4)
Total deferred taxes	51.7	119.9	(86.7)
Total provision for income taxes	$674.4	$563.1	$488.7

Reconciliation of the statutory US federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	2.5%	2.5%
Benefits and taxes related to foreign operations	(3.3)%	(3.1)%	(2.5)%
Domestic production activity deduction	(0.7)%	(0.8)%	(0.9)%
Other, net(1)	(0.7)%	(2.5)%	(0.1)%
Effective tax rate	32.8%	31.1%	34.0%

(1)	Fiscal 2011 includes a benefit of 0.9% related to the acquisition of the remaining ownership interest in Switzerland and Austria.
US income and foreign withholding taxes have not been provided on approximately $1.5 billion of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the US, in the form of dividends or otherwise, we would be subject to additional US income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with its hypothetical calculation, and the amount of liability, if any, is dependent on circumstances existing if and when remittance occurs.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 30, 2012	Oct 2, 2011
Deferred tax assets:
Property, plant and equipment	$62.7	$46.4
Accrued occupancy costs	72.0	55.9
Accrued compensation and related costs	66.9	69.6
Other accrued liabilities	15.7	27.8
Asset retirement obligation asset	20.1	19.0
Deferred revenue	43.7	47.8
Asset impairments	38.5	60.0
Tax credits	14.6	23.0
Stock based compensation	131.8	128.8
Net operating losses	99.2	85.5
Other	80.9	58.6
Total	$646.1	$622.4
Valuation allowance	(154.2)	(137.4)
Total deferred tax asset, net of valuation allowance	$491.9	$485.0
Deferred tax liabilities:
Property, plant and equipment	(89.0)	(66.4)
Intangible assets and goodwill	(34.0)	(25.2)
Other	(44.8)	(18.1)
Total	(167.8)	(109.7)
Net deferred tax asset	$324.1	$375.3
Reported as:
Current deferred income tax assets	$238.7	$230.4
Long-term deferred income tax assets (included in Other assets)	97.3	156.3
Current deferred income tax liabilities (included in Accrued liabilities)	(1.3)	(4.9)
Long-term deferred income tax liabilities (included in Other long-term liabilities)	(10.6)	(6.5)
Net deferred tax asset	$324.1	$375.3
We will establish a valuation allowance if either it is more likely than not that the deferred tax asset will expire before we are able to realize the benefit, or the future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on our assessments of the likelihood of realizing the benefit of our deferred tax assets. The valuation allowance as of September 30, 2012 and October 2, 2011 is primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended September 30, 2012 and October 2, 2011, was an increase of $16.8 million and $49.3 million, respectively. During fiscal 2011, we recognized approximately $32 million of previously unrecognized deferred tax assets in certain foreign jurisdictions, with a corresponding increase to the valuation allowance due to the uncertainty of their realization.

As of September 30, 2012, Starbucks has utilized all of its foreign tax credits and no longer has a foreign tax credit carryforward. Starbucks has a capital loss carryforward of $7.1 million, with an expiration date of 2015, and foreign net operating losses of $318 million, with the predominant amount having no expiration date.
Taxes currently payable of $50.8 million and $30.1 million are included in accrued liabilities on the consolidated balance sheets as of September 30, 2012 and October 2, 2011, respectively.

Uncertain Tax Positions
As of September 30, 2012, we had $75.3 million of gross unrecognized tax benefits of which $39.7 million, if recognized, would affect our effective tax rate. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2012 and October 2, 2011, we had accrued interest and penalties of $5.5 million and $6.2 million, respectively, before the benefit of the federal tax deduction, recorded on our consolidated balance sheets.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Beginning balance	52.9	68.4	49.1
Increase related to prior year tax positions	8.8	4.4	35.0
Decrease related to prior year tax positions	—	(32.3)	(21.4)
Increase related to current year tax positions	20.0	26.0	14.1
Decrease related to current year tax positions	(1.1)	(0.8)	(8.1)
Decreases related to settlements with taxing authorities	(0.5)	(5.0)	—
Decreases related to lapsing of statute of limitations	(4.8)	(7.8)	(0.3)
Ending balance	75.3	52.9	68.4
We are currently under routine audit by various jurisdictions outside the US as well as US state taxing jurisdictions for fiscal years 2006 through 2011. We are no longer subject to US federal or state examination for years prior to fiscal year 2009, with the exception of seven states. We are subject to income tax in many jurisdictions outside the US. We are no longer subject to examination in any material international markets prior to 2006.
There is a reasonable possibility that the unrecognized tax benefits will change within 12 months, but we do not expect this change to be material to the consolidated financial statements.

Note 14:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Net earnings attributable to Starbucks	$1,383.8	$1,245.7	$945.6
Weighted average common shares and common stock units outstanding (for basic calculation)	754.4	748.3	744.4
Dilutive effect of outstanding common stock options and RSUs	18.6	21.4	19.8
Weighted average common and common equivalent shares outstanding (for diluted calculation)	773.0	769.7	764.2
EPS — basic	$1.83	$1.66	$1.27
EPS — diluted	$1.79	$1.62	$1.24

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled 0.2 million, 0.1 million, and 7.9 million as of September 30, 2012, October 2, 2011, and October 3, 2010, respectively.

Note 15:    Commitments and Contingencies

Legal Proceedings
In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (“Kraft”) that we were discontinuing our distribution arrangement with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defined the main distribution arrangement between the parties. Through our arrangement with Kraft, Starbucks sold a selection of Starbucks and Seattle's Best Coffee branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft managed the distribution, marketing, advertising and promotion of these products.
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
On December 6, 2010, Kraft commenced a federal court action against Starbucks, entitled Kraft Foods Global, Inc. v. Starbucks Corporation, in the U.S. District Court for the Southern District of New York (the “District Court”) seeking injunctive relief to prevent Starbucks from terminating the distribution arrangement until the parties' dispute is resolved through the arbitration proceeding. On January 28, 2011, the District Court denied Kraft's request for injunctive relief. Kraft appealed the District Court's decision to the Second Circuit Court of Appeals. On February 25, 2011, the Second Circuit Court of Appeals affirmed the District Court's decision. As a result, Starbucks is in full control of our packaged coffee business as of March 1, 2011.
While Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft, there exists the possibility of material adverse outcomes to Starbucks in the arbitration or to resolve the matter. Although Kraft disclosed to the press and in federal court filings a $750 million offer Starbucks made to Kraft in August 2010 to avoid litigation and ensure a smooth transition of the business, the figure is not a proper basis upon which to estimate a possible outcome of the arbitration but was based upon facts and circumstances at the time. Kraft rejected the offer immediately and did not provide a counter-offer, effectively ending the discussions between the parties with regard to any payment. Moreover, the offer was made prior to our investigation of Kraft's breaches and without consideration of Kraft's continuing failure to comply with material terms of the agreements.
On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claimed damages of up to $62.9 million from the loss of sales resulting from Kraft's failure to use commercially reasonable efforts to market Starbucks® coffee, plus attorney fees. Kraft's expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claimed damages of up to $2.9 billion, plus attorney fees.  The arbitration hearing commenced on July 11, 2012 and was completed on August 3. Starbucks presented evidence of material breaches on Kraft's part and sought nominal damages from Kraft for those breaches. Kraft presented evidence denying it had breached the parties' Agreement and sought damages of $2.9 billion plus attorney fees. We expect a decision from the Arbitrator in the first half of fiscal 2013.

At this time, Starbucks believes an unfavorable outcome with respect to the arbitration is not probable, but as noted above is reasonably possible. As also noted above, Starbucks believes we have valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement without compensation to Kraft. In addition, Starbucks believes Kraft's damage estimates are highly inflated and based upon faulty analysis. As a result, we cannot reasonably estimate the possible loss. Accordingly, no loss contingency has been recorded for this matter.
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
Restructuring charges by type of cost for fiscal 2010 were as follows (in millions):

	By Type of Cost
	Total	Lease Exit and Other Related Costs	Asset Impairments	Employee Termination Costs
Costs incurred and charged to expense in fiscal 2010	$53.0	$53.0	$0.2	$(0.2)
Accrued liability as of October 3, 2010(1)	$89.2	$89.2	$—	$—
Cash payments	(27.1)	(27.1)	—	—
Other	0.5	0.5	—	—
Accrued liability as of October 2, 2011(1)	$62.6	$62.6	$—	$—
Cash payments	(18.7)	(18.7)	—	—
Other	(5.3)	(5.3)	—	—
Accrued liability as of September 30, 2012(1)	$38.6	$38.6	$—	$—

(1)	The remaining liability relates to lease obligations for stores that were previously closed where Starbucks has been unable to terminate the lease or find subtenants for the unused space.
For fiscal 2010, $28.4 million, $24.5 million and $0.1 million of restructuring charges were recorded to the Americas, EMEA, and CAP segments, respectively.

Note 17:    Segment Reporting
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Beginning with the first quarter of fiscal 2012, we redefined our reportable operating segments to align with the three-region leadership and organizational structure of our retail business that took effect at the beginning of fiscal 2012.
The three-region structure includes: 1) Americas, inclusive of the US, Canada, and Latin America; 2) Europe, Middle East, and Africa, collectively referred to as the “EMEA” region; and 3) China / Asia Pacific (“CAP”). Our chief executive officer, who is our chief operating decision maker manages these businesses, evaluates financial results, and makes key operating decisions based on the new organizational structure. Accordingly, beginning with the first quarter of fiscal 2012, we revised our reportable operating segments from 1) US, 2) International, and 3) Global Consumer Products Group to the following four reportable segments: 1) Americas, 2) CAP, 3)

EMEA, and 4) Global Consumer Products Group. In the second quarter of fiscal 2012, we renamed our Global Consumer Products Group segment “Channel Development.” Segment revenues as a percentage of total net revenues for the year ended 2012 were as follows: Americas (75%), EMEA (9%), China / Asia Pacific (5%), and Channel Development (10%).
Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information presented herein reflects this change.
Americas
Americas operations sell coffee and other beverages, complementary food, packaged coffees, single serve coffee products and a focused selection of merchandise through company-operated stores and licensed stores. The Americas segment is our most mature business and has achieved significant scale.
Europe, Middle East, and Africa
EMEA operations sell coffee and other beverages, complementary food, packaged coffees, single serve coffee products and a focused selection of merchandise through company-operated stores and licensed stores. Certain markets within EMEA operations are in the early stages of development and require a more extensive support organization, relative to the current levels of revenue and operating income, than Americas.
China / Asia Pacific
China /Asia Pacific operations sell coffee and other beverages, complementary food, packaged coffees, single serve coffee products and a focused selection of merchandise through company-operated stores and licensed stores. Certain markets within China / Asia Pacific operations are in the early stages of development and require a more extensive support organization, relative to the current levels of revenue and operating income, than Americas.
Channel Development
Channel Development operations sell a selection of packaged coffees as well as a selection of premium Tazo® teas globally. Channel Development operations also produce and sell a variety of ready-to-drink beverages, Starbucks VIA® Ready Brew, Starbucks® coffee and Tazo® tea K-Cup® portion packs, Starbucks® ice creams, and Starbucks Refreshers™ beverages. The US foodservice business, which is included in the Channel Development segment, sells coffee and other related products to institutional foodservice companies.
Other
Other includes Seattle’s Best Coffee, Evolution Fresh, Digital Ventures, and unallocated corporate expenses that pertain to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, and are not included in the reported financial results of the operating segments.

Revenue mix by product type (in millions):

Fiscal Year Ended	Sep 30, 2012		Oct 2, 2011		Oct 3, 2010
Beverage	$7,838.8	59%	$7,217.0	62%	$6,750.3	63%
Food	2,092.8	16%	2,008.0	17%	1,878.7	18%
Packaged and single serve coffees	2,001.1	15%	1,451.0	12%	1,131.3	10%
Other(1)	1,366.8	10%	1,024.4	9%	947.1	9%
Total	$13,299.5	100%	$11,700.4	100%	$10,707.4	100%

(1)	Other includes royalty and licensing revenues, beverage-related ingredients, packaging and other merchandise.
Information by geographic area (in millions):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Net revenues from external customers:
United States	$10,177.5	$8,966.9	$8,335.4
Other countries	3,122.0	2,733.5	2,372.0
Total	$13,299.5	$11,700.4	$10,707.4
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the US consist primarily of revenues from Canada, UK, and China, which together account for approximately 64% of net revenues from other countries for fiscal 2012.

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Long-lived assets:
United States	$2,767.1	$2,587.1	$2,807.9
Other countries	1,252.5	978.4	821.6
Total	$4,019.6	$3,565.5	$3,629.5
Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income represents earnings before net interest income and other and income taxes. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include net property, plant and equipment, equity and cost investments, goodwill, and other intangible assets. Corporate assets are primarily comprised of cash and investments, assets of the corporate headquarters and roasting facilities, and inventory.

The tables below presents financial information for our reportable operating segments and Other for the years ended September 30, 2012, October 2, 2011, and October 3, 2010 including the reclassifications discussed in Note 1 (in millions):

	Americas	EMEA	China / Asia Pacific	Channel Development	Other	Total
Fiscal 2012
Total net revenues	$9,936.0	$1,141.3	$721.4	$1,292.2	$208.6	$13,299.5
Depreciation and amortization expenses	392.3	57.1	23.2	1.3	76.4	550.3
Income (loss) from equity investees	2.1	0.3	122.4	85.2	0.7	210.7
Operating income/(loss)	2,074.4	10.4	253.5	348.5	(689.4)	1,997.4
Total assets	2,199.0	467.4	656.6	88.8	4,807.4	8,219.2

Fiscal 2011
Total net revenues	$9,065.0	$1,046.8	$552.3	$860.5	$175.8	$11,700.4
Depreciation and amortization expenses	390.8	53.4	18.1	2.4	58.6	523.3
Income (loss) from equity investees	1.6	6.0	92.9	75.6	(2.4)	173.7
Operating income/(loss)	1,842.3	40.3	193.1	287.8	(635.0)	1,728.5
Total assets	1,841.9	398.2	540.0	54.7	4,525.6	7,360.4

Fiscal 2010
Total net revenues	$8,488.5	$953.4	$407.3	$707.4	$150.8	$10,707.4
Depreciation and amortization expenses	392.9	50.6	15.8	3.7	47.4	510.4
Income (loss) from equity investees	0.9	6.8	73.1	70.6	(3.3)	148.1
Operating income/(loss)	1,606.8	(5.5)	129.6	271.0	(582.5)	1,419.4
Total assets	1,837.9	475.8	442.0	54.1	3,576.1	6,385.9
The following table reconciles the total of operating income in the table above to consolidated earnings before income taxes (in millions):

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Oct 3, 2010
Operating income	$1,997.4	$1,728.5	$1,419.4
Interest income and other, net	94.4	115.9	50.3
Interest expense	(32.7)	(33.3)	(32.7)
Earnings before income taxes	$2,059.1	$1,811.1	$1,437.0

Note 18:    Subsequent Event
In the first quarter of fiscal 2013, we signed an agreement to acquire 100% of the outstanding shares of Teavana Holdings, Inc., a specialty retailer of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise, for approximately $620 million in cash. The acquisition is expected to close by December 31, 2012, subject to regulatory approval and customary closing conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 30, 2012 and October 2, 2011, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of September 30, 2012 and October 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 16, 2012

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
During the fourth quarter of fiscal 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 30, 2012).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2012.
Our internal control over financial reporting as of September 30, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended September 30, 2012, of the Company and our report dated November 16, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 16, 2012

Item 9B.	Other Information

On November 13, 2012 the Starbucks Board of Directors approved an amendment to Article X of the Company's amended and restated bylaws (as amended, the “Amended Bylaws”) to read as follows:
ARTICLE X. AMENDMENTS
These bylaws may be altered, amended or repealed, and new bylaws may be adopted, by the Board of Directors or shareholders by action taken in the manner provided by the WBCA, the Articles of Incorporation and these bylaws.
Prior to the amendment, Article X of the Company's amended and restated bylaws read as follows: “These bylaws may be altered, amended or repealed, and new bylaws may be adopted, by the Board of Directors only upon a vote of two-thirds of the Board of Directors.”
The Amended Bylaws became effective on November 13, 2012. The Amended Bylaws are attached hereto as Exhibit 3.2.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”
We adopted a code of ethics applicable to our chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at www.starbucks.com/about-us/company-information/corporate-governance. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at http://www.starbucks.com/about-us/company-information/corporate-governance or in a report on Form 8-K filed with the SEC.
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Board Committees and Related Matters” and “Corporate Governance — Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 20, 2013 (the “Proxy Statement”).

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation of Directors,” “Corporate Governance — Compensation Committee” and "Compensation Committee Report" in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock”in the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:

1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 30, 2012, October 2, 2011, and October 3, 2010;

•	Consolidated Balance Sheets as of September 30, 2012 and October 2, 2011;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, October 2, 2011, and October 3, 2010;

•	Consolidated Statements of Equity for the fiscal years ended September 30, 2012, October 2, 2011, and October 3, 2010;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

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

November 16, 2012
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 16, 2012.

	Signature	Title

By:	/s/ Howard Schultz	chairman, president and chief executive officer
Howard Schultz

By:	/s/ Troy Alstead	chief financial officer and chief administrative officer (principal financial officer and principal accounting officer)
Troy Alstead

By:	/s/ William W. Bradley	director
William W. Bradley

By:	/s/ Robert M. Gates	director
Robert M. Gates

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Kevin R. Johnson	director
Kevin R. Johnson

By:	/s/ Olden Lee	director
Olden Lee

	Signature	Title

By:	/s/ Joshua Cooper Ramo	director
Joshua Cooper Ramo

By:	/s/ James G. Shennan, Jr.	director
James G. Shennan, Jr.

By:	/s/ Clara Shih	director
Clara Shih

By:	/s/ Javier G. Teruel	director
Javier G. Teruel

By:	/s/ Myron E. Ullman, III	director
Myron E. Ullman, III

By:	/s/ Craig E. Weatherup	director
Craig E. Weatherup

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 14, 2012, among Starbucks Corporation, Taj Acquisition Corp. and Teavana Holdings, Inc.	8-K	0-20322	11/15/2012	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	—	—	—	—	X
4.1	Form of Indenture	S-3 ASR	333-145572	8/20/2007	4.1
4.2	Form of Note for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/2007	4.2
4.3	Form of Supplemental Indenture for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/2007	4.3
10.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994, as amended and restated through March 18, 2009	8-K	0-20322	3/20/2009	10.2
10.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/2003	10.2
10.3*	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through March 18, 2009	8-K	0-20322	3/20/2009	10.3
10.3.1*	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/2003	10.3.1
10.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through April 1, 2009	10-Q	0-20322	2/4/2009	10.6
10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/2001	10.5
10.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective November 8, 2011	10-Q	0-20322	5/2/2012	10.2
10.7*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/1999	10.17
10.9	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/2003	10.9
10.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/2003	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.11*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011	10-K	0-20322	11/18/2011	10.1
10.12*	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/2006	10.1
10.13*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 23, 2011	10-Q	0-20322	5/6/2011	10.1
10.14*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2
10.15*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 13, 2011	10-K	0-20322	11/18/2011	10.17
10.16*	Form of Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	5/2/2012	10.1
10.17*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	2/10/2005	10.5
10.18*	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.20
10.19*	2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated on September 14, 2010	10-K	0-20322	11/22/2010	10.20
10.20*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	8/10/2005	10.2
10.21	Credit Agreement dated November 17, 2010 among Starbucks Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	11/19/2010	10.1
10.22	Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/2007	10.1.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.23	Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/2007	10.1.2
10.24*	Letter Agreement dated February 19, 2008 between Starbucks Corporation and Arthur Rubinfeld	10-Q	0-20322	5/8/2008	10.1
10.25*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	5/8/2008	10.3
10.26*	Letter Agreement dated November 6, 2008 between Starbucks Corporation and Troy Alstead	8-K	0-20322	11/12/2008	10.1
10.27*	Form of Time Vested Restricted Stock Unit Agreement (US) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.30
10.28*	Form of Time Vested Restricted Stock Unit Agreement (International) under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.31
10.29*	Form of Performance Based Restricted Stock Unit Agreement under Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.32
10.30*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	2/2/2010	10.3
10.31*	Letter Agreement dated September 1, 2009 between Starbucks Corporation and Annie Young-Scrivner	10-K	0-20322	11/18/2011	10.36
10.32*	Letter Agreement dated May 5, 2010, between Starbucks Corporation and Jeff Hansberry	10-K	0-20322	11/18/2011	10.37
10.33*	Letter Agreement dated August 9, 2011 between Starbucks Corporation and Michelle Gass	10-K	0-20322	11/18/2011	10.38
10.34*	Letter Agreement dated September 16, 2011 between Starbucks Corporation and Michelle Gass	10-K	0-20322	11/18/2011	10.39
12	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s 10-K for the fiscal year ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Equity (v) Notes to Consolidated Financial Statements	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
**Furnished herewith.