Form 10-Q
period 2012-12-30
STARBUCKS CORP
filed 2013-01-29
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 23, 2013
Common Stock, par value $0.001 per share	749.3 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
Net revenues:
Company-operated stores	$2,989.6	$2,731.8
Licensed stores	350.2	306.6
CPG, foodservice and other	459.8	397.5
Total net revenues	3,799.6	3,435.9
Cost of sales including occupancy costs	1,620.7	1,496.1
Store operating expenses	1,089.5	995.7
Other operating expenses	132.5	106.7
Depreciation and amortization expenses	148.9	134.8
General and administrative expenses	231.9	191.5
Total operating expenses	3,223.5	2,924.8
Income from equity investees	54.5	44.9
Operating income	630.6	556.0
Interest income and other, net	(2.9)	23.2
Interest expense	(6.6)	(8.6)
Earnings before income taxes	621.1	570.6
Income taxes	188.7	188.4
Net earnings including noncontrolling interests	432.4	382.2
Net earnings attributable to noncontrolling interests	0.2	0.1
Net earnings attributable to Starbucks	$432.2	$382.1
Earnings per share - basic	$0.58	$0.51
Earnings per share - diluted	$0.57	$0.50
Weighted average shares outstanding:
Basic	746.1	747.9
Diluted	761.3	768.5
Cash dividends declared per share	$0.21	$0.17
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
Net earnings including noncontrolling interests	$432.4	$382.2
Other comprehensive loss, net of tax:
Unrealized holding losses	(7.2)	(0.7)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	5.2	2.0
Translation adjustment	(8.8)	(5.5)
Other comprehensive loss	(10.8)	(4.2)
Comprehensive income including noncontrolling interests	421.6	378.0
Comprehensive income attributable to noncontrolling interests	0.2	0.1
Comprehensive income attributable to Starbucks	$421.4	$377.9

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 30, 2012	Sep 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,852.1	$1,188.6
Short-term investments	607.6	848.4
Accounts receivable, net	469.2	485.9
Inventories	1,093.2	1,241.5
Prepaid expenses and other current assets	178.3	196.5
Deferred income taxes, net	215.6	238.7
Total current assets	4,416.0	4,199.6
Long-term investments	80.0	116.0
Equity and cost investments	454.3	459.9
Property, plant and equipment, net	2,711.1	2,658.9
Other assets	428.5	385.7
Goodwill	400.2	399.1
TOTAL ASSETS	$8,490.1	$8,219.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$380.8	$398.1
Accrued liabilities	1,055.5	1,133.8
Insurance reserves	169.1	167.7
Deferred revenue	785.5	510.2
Total current liabilities	2,390.9	2,209.8
Long-term debt	549.6	549.6
Other long-term liabilities	374.6	345.3
Total liabilities	3,315.1	3,104.7
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 748.9 shares and 749.3 shares (includes 3.4 common stock units), respectively	0.7	0.7
Additional paid-in capital	39.4	39.4
Retained earnings	5,117.3	5,046.2
Accumulated other comprehensive income	11.9	22.7
Total shareholders’ equity	5,169.3	5,109.0
Noncontrolling interests	5.7	5.5
Total equity	5,175.0	5,114.5
TOTAL LIABILITIES AND EQUITY	$8,490.1	$8,219.2
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$432.4	$382.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	156.8	143.6
Deferred income taxes, net	16.7	30.0
Income earned from equity method investees, net of distributions	(12.6)	(7.8)
Stock-based compensation	37.4	39.8
Other	5.6	(1.7)
Cash provided/(used) by changes in operating assets and liabilities:
Inventories	150.1	(157.7)
Accounts payable	(9.6)	(178.2)
Accrued liabilities and insurance reserves	(30.7)	56.0
Deferred revenue	275.3	224.3
Prepaid expenses, other current assets and other assets	45.9	(64.2)
Net cash provided by operating activities	1,067.3	466.3
INVESTING ACTIVITIES:
Purchase of investments	(11.6)	(622.1)
Maturities and calls of investments	287.9	780.8
Acquisitions, net of cash acquired	—	(29.7)
Additions to property, plant and equipment, net	(242.3)	(153.5)
Other	(5.3)	4.8
Net cash provided/(used) by investing activities	28.7	(19.7)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	98.3	93.7
Excess tax benefit from exercise of stock options	167.5	76.0
Cash dividends paid	(156.1)	(126.8)
Repurchase of common stock	(424.8)	(15.7)
Minimum tax withholdings on share-based awards	(118.9)	(53.7)
Other	—	(0.1)
Net cash used by financing activities	(434.0)	(26.6)
Effect of exchange rate changes on cash and cash equivalents	1.5	1.5
Net increase in cash and cash equivalents	663.5	421.5
CASH AND CASH EQUIVALENTS:
Beginning of period	1,188.6	1,148.1
End of period	$1,852.1	$1,569.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$—	$—
Income taxes	$26.3	$45.5
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 30, 2012, and for the quarters ended December 30, 2012 and January 1, 2012, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 30, 2012 and January 1, 2012 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our”.
The financial information as of September 30, 2012 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 30, 2012 (“fiscal 2012”), included in Item 8 in the Fiscal 2012 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the financial statements in the 10-K. In the first quarter of fiscal 2013 we changed the allocation of certain general and administrative costs between our segments. See further discussion and the impact of these changes in Note 10 of this 10-Q.
The results of operations for the quarter ended December 30, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2013 (“fiscal 2013”).
Recent Accounting Pronouncements
In July 2012, the FASB issued guidance that revises the requirements around how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance became effective for us at the beginning of our first quarter of fiscal 2013. The adoption of this guidance does not have a material impact on our financial statements.
In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The guidance became effective for us at the beginning of our first quarter of fiscal 2013. In adopting this guidance, we added the consolidated statements of comprehensive income following our consolidated statements of earnings.

Note 2:	Derivative Financial Instruments
Foreign Currency
We enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. Net derivative gains from these cash flow hedges of $0.5 million and net derivative losses of $2.9 million, net of taxes, were included in accumulated other comprehensive income as of December 30, 2012 and September 30, 2012, respectively. Of the net derivative gains accumulated as of December 30, 2012, $0.5 million pertains to derivative instruments that will be dedesignated as cash flow hedges within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 9 months.
We also enter into net investment derivative instruments to hedge our equity method investment in Starbucks Coffee Japan, Ltd., to minimize foreign currency exposure. Net derivative losses from net investment hedges of $24.3 million and $33.6 million, net of taxes, were included in accumulated other comprehensive income as of December 30, 2012 and September 30, 2012, respectively. Outstanding contracts will expire within 26 months.
In addition to the hedging instruments above, to mitigate the translation risk of certain balance sheet items, we enter into foreign currency swap contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other on the consolidated statements of earnings. Gains and losses from these instruments are largely offset by the financial impact of translating foreign currency denominated payables and receivables, which is also recognized in net interest income and other.

Coffee
Depending on market conditions, we also enter into futures contracts to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 4. Net derivative losses of $47.6 million and $32.9 million, net of taxes, were included in accumulated other comprehensive income as of December 30, 2012 and September 30, 2012, respectively, related to coffee hedges. Of the net derivative losses accumulated as of December 30, 2012, $43.9 million pertains to derivative instruments that will be dedesignated as cash flow hedges within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 15 months.
Dairy
To mitigate the price uncertainty of a portion of our future purchases of dairy products, we enter into futures contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other. Gains and losses from these instruments are largely offset by price fluctuations on our dairy purchases which are included in cost of sales.
Diesel Fuel
To mitigate the price uncertainty of a portion of our future purchases of diesel fuel, we enter into swap contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other. Gains and losses from these instruments are largely offset by the financial impact of diesel fuel fluctuations on our shipping costs which are included in operating expenses.

The following table presents the pretax effect of derivative contracts designated as hedging instruments on earnings and other comprehensive income ("OCI") for the quarters ended (in millions):

	Foreign Currency		Coffee
Quarter Ended:	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$(0.6)	$(3.1)	$(5.2)	$—
Gain/(Loss) recognized in OCI	$4.6	$(2.1)	$(21.5)	$0.9
Net Investment Hedges:
Gain/(Loss) recognized in earnings	$—	$—
Gain/(Loss) recognized in OCI	$14.7	$—
The amounts shown in the above table as recognized in earnings for foreign currency and coffee hedges represent the realized gains/(losses) reclassified from OCI to net earnings during the year. The amounts shown as recognized in OCI are prior to these reclassifications.

The following table presents the pretax effect of derivative contracts not designated as hedging instruments on earnings for the quarters ended (in millions):

	Foreign Currency		Coffee		Dairy		Diesel Fuel
	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
Gain/(Loss) recognized in earnings for the quarter ended	$(1.1)	$1.1	$(2.7)	$6.3	$(1.5)	$2.4	$—	$(0.1)

Notional amounts of outstanding derivative contracts (in millions):

	Dec 30, 2012	Sep 30, 2012
Foreign currency	$328	$383
Coffee	111	125
Dairy	60	72
Diesel fuel	15	24

Note 3:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at December 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,852.1	$1,852.1	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	40.0	—	40.0	—
Commercial paper	53.9	—	53.9	—
Corporate debt securities	92.4	—	92.4	—
Government treasury securities	319.9	319.9	—	—
Certificates of deposit	43.6	—	43.6	—
Total available-for-sale securities	549.8	319.9	229.9	—
Trading securities	57.8	57.8	—	—
Total short-term investments	607.6	377.7	229.9	—
Long-term investments:
Available-for-sale securities
Agency obligations	14.0	—	14.0	—
Corporate debt securities	47.7	—	47.7	—
Auction rate securities	13.8	—	—	13.8
Certificates of deposit	4.5	—	4.5	—
Total long-term investments	80.0	—	66.2	13.8
Total	$2,539.7	$2,229.8	$296.1	$13.8
Liabilities:
Short-term derivatives:
Foreign Currency	$2.0	$—	$2.0	$—
Coffee	31.1	—	31.1	—
Total short-term derivatives	33.1	—	33.1	—
Total	$33.1	$—	$33.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,188.6	$1,188.6	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	80.0	—	80.0	—
Commercial paper	103.9	—	103.9	—
Corporate debt securities	84.3	—	84.3	—
Government treasury securities	459.7	459.7	—	—
Certificates of deposit	62.9	—	62.9	—
Total available-for-sale securities	790.8	459.7	331.1	—
Trading securities	57.6	57.6	—	—
Total short-term investments	848.4	517.3	331.1	—
Long-term investments:
Available-for-sale securities
Agency Obligations	14.0	—	14.0	—
Corporate debt securities	61.3	—	61.3	—
Auction rate securities	18.6	—	—	18.6
Certificates of deposit	22.1	—	22.1	—
Total long-term investments	116.0	—	97.4	18.6
Total	$2,153.0	$1,705.9	$428.5	$18.6
Liabilities:
Short-term derivatives:
Foreign Currency	$10.1	$—	$10.1	$—
Coffee	8.8	—	8.8	—
Total short-term derivatives	18.9	—	18.9	—
Long-term derivatives:
Foreign Currency	3.0	—	3.0	—
Total long-term derivatives	3.0	—	3.0	—
Total	$21.9	$—	$21.9	$—
Short-term and long-term derivatives are included in other accrued liabilities and other long-term liabilities, respectively.
Gross unrealized holding gains and losses were not material as of December 30, 2012 and September 30, 2012.
Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
Financial instruments measured using Level 3 inputs described above are comprised entirely of our auction rate securities (“ARS”). In the first quarter of fiscal 2013, $5.0 million of our ARS were called at par.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired.

During the quarters ended December 30, 2012 and January 1, 2012, we recognized fair market value adjustments with a charge to earnings for these assets as follows (in millions):

	Quarter Ended December 30, 2012
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$1.2	$(0.6)	$0.6

	Quarter Ended January 1, 2012
	Carrying Value before adjustment	Fair value adjustment	Carrying value after adjustment
Property, plant and equipment (1)	$0.5	$(0.3)	$0.2

(1)
These assets primarily consist of leasehold improvements in underperforming stores. The fair value was determined using a discounted cash flow model based on expected future store revenues and operating costs, using internal projections. The resulting impairment charge was included in store operating expenses.

Fair Value of Other Financial Instruments
The estimated fair value of the $550 million of 6.25% Senior Notes based on the quoted market price (Level 2) was approximately $661 million and $674 million as of December 30, 2012 and September 30, 2012, respectively.

Note 4:	Inventories

(in millions)	Dec 30, 2012	Sep 30, 2012	Jan 1, 2012
Coffee:
Unroasted	$619.0	$711.3	$671.9
Roasted	196.6	222.2	199.2
Other merchandise held for sale	161.3	181.6	133.2
Packaging and other supplies	116.3	126.4	119.7
Total	$1,093.2	$1,241.5	$1,124.0
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of December 30, 2012, we had committed to purchasing green coffee totaling $476 million under fixed-price contracts and an estimated $502 million under price-to-be-fixed contracts. As of December 30, 2012, approximately $111 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 5:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Dec 30, 2012	Sep 30, 2012

Land	$44.0	$46.2
Buildings	225.9	225.2
Leasehold improvements	4,033.0	3,957.6
Store equipment	1,246.9	1,251.0
Roasting equipment	343.2	322.8
Furniture, fixtures and other	860.0	836.2
Work in progress	300.0	264.1
Property, plant and equipment, gross	7,053.0	6,903.1
Less accumulated depreciation	(4,341.9)	(4,244.2)
Property, plant and equipment, net	$2,711.1	$2,658.9

Other Assets	Dec 30, 2012	Sep 30, 2012

Long-term deferred tax asset	$98.2	$97.3
Other intangible assets	146.6	143.7
Other	183.7	144.7
Total other assets	$428.5	$385.7

Accrued Liabilities	Dec 30, 2012	Sep 30, 2012

Accrued compensation and related costs	$323.8	$381.6
Accrued occupancy costs	123.2	126.9
Accrued taxes	114.3	138.3
Accrued dividend payable	157.3	157.4
Other	336.9	329.6
Total accrued liabilities	$1,055.5	$1,133.8

Other Long-Term Liabilities	Dec 30, 2012	Sep 30, 2012

Deferred rent	$202.9	$201.9
Unrecognized tax benefits	84.2	78.4
Asset retirement obligations	43.7	42.6
Other	43.8	22.4
Total other long-term liabilities	$374.6	$345.3

Note 6:	Equity
Changes in total equity (in millions):

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
Beginning balance of total equity	$5,114.5	$4,387.3
Net earnings including noncontrolling interest	432.4	382.2
Other comprehensive loss	(10.8)	(4.2)
Stock-based compensation expense	37.9	40.4
Exercise of stock options	144.6	109.0
Sale of common stock	5.0	4.6
Repurchase of common stock	(392.7)	(15.7)
Cash dividends declared	(155.9)	(128.3)
Ending balance of total equity	$5,175.0	$4,775.3
Components of accumulated other comprehensive income, net of tax (in millions):

	Dec 30, 2012	Sep 30, 2012
Net unrealized gains / (losses) on available-for-sale securities	$(0.2)	$(0.1)
Net unrealized gains / (losses) on hedging instruments	(74.0)	(72.1)
Translation adjustment	86.1	94.9
Accumulated other comprehensive income	$11.9	$22.7
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized $7.5 million shares of preferred stock, none of which was outstanding as of December 30, 2012.
Share repurchase activity (in millions, except for average price data):

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
Number of shares acquired	8.0	0.4
Average price per share of acquired shares	$48.88	$36.49
Total cost of acquired shares	$392.7	$15.7
As of December 30, 2012, 29.1 million shares remained available for repurchase under the current authorizations.

During the first quarter of fiscal 2013, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.21 per share to be paid on February 22, 2013 to shareholders of record as of the close of business on February 7, 2013.

Note 7:	Employee Stock Plans
As of December 30, 2012, there were 16.4 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 8.0 million shares available for issuance under our ESPP.
Pursuant to the 1997 Deferred Stock Plan, in September 1997 our chairman, president and ceo elected to defer receipt of approximately 3.4 million shares of common stock (as adjusted for stock splits since 1997). In November 2006, he re-deferred receipt of the shares until December 21, 2012 (or earlier if his employment with Starbucks terminated before such date). On December 21, 2012, the deferral period ended and pursuant to the terms of the 1997 Deferred Stock Plan, we issued approximately 2.2 million shares of common stock to him and withheld approximately 1.2 million shares to satisfy tax withholdings.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
Options	$11.9	$14.1
Restricted Stock Units (“RSUs”)	25.5	25.7
Total stock-based compensation	$37.4	$39.8
Value of awards granted and exercised during the period:

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
Estimated fair value per option granted	$12.71	$12.73
Weighted average option grant price	$49.76	$43.59
Weighted average price per option exercised	$14.56	$16.01
Weighted average RSU grant price	$49.62	$43.66
Stock option and RSU transactions from September 30, 2012 through December 30, 2012 (in millions):

	Stock Option	RSUs
Options outstanding/Nonvested RSUs, September 30, 2012	33.1	7.3
Granted	3.1	3.0
Options exercised/RSUs vested	(6.4)	(3.3)
Forfeited/expired	(0.5)	(0.3)
Options outstanding/Nonvested RSUs, December 30, 2012	29.3	6.7
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 30, 2012	$54.3	$153.9

Note 8:	Earnings Per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
Net earnings attributable to Starbucks	$432.2	$382.1
Weighted average common shares and common stock units outstanding (for basic calculation)	746.1	747.9
Dilutive effect of outstanding common stock options and RSUs	15.2	20.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	761.3	768.5
EPS — basic	$0.58	$0.51
EPS — diluted	$0.57	$0.50
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 0.2 million and 1.6 million as of December 30, 2012 and January 1, 2012, respectively.

Note 9:	Commitments and Contingencies
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
Segment information is prepared on the same basis that management reviews financial information for operational decision making purposes. Effective at the beginning of fiscal 2013, we decentralized certain leadership functions in the areas of retail marketing and category management, global store development and partner resources, to support and align with the respective operating segment presidents. In conjunction with these moves, certain general and administrative and depreciation and amortization expenses associated with these functions, which were previously reported as unallocated corporate expenses within "Other," are now reported within the respective reportable operating segments to align with the regions which they support.
Concurrent with the change in reportable operating segments and realignment of certain operating expenses noted above, we revised our prior period financial information to reflect comparable financial information for the new segment structure and reporting changes. Historical financial information presented herein reflects these changes. There was no impact on consolidated net revenues, total operating expenses, operating income, or net earnings as a result of these changes.

The table below presents financial information for our reportable operating segments and Other (in millions):
Quarter Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	Other	Total
December 30, 2012
Total net revenues	$2,840.7	$306.1	$214.1	$379.8	$58.9	$3,799.6
Depreciation and amortization expenses	105.4	14.2	7.4	0.3	21.6	148.9
Income from equity investees	—	—	34.1	20.4	—	54.5
Operating income/(loss)	590.3	22.3	72.1	96.8	(150.9)	630.6

January 1, 2012
Total net revenues	$2,578.6	$303.0	$166.9	$335.8	$51.6	$3,435.9
Depreciation and amortization expenses	97.1	14.2	5.0	0.4	18.1	134.8
Income from equity investees	—	0.3	27.6	17.0	—	44.9
Operating income/(loss)	548.9	18.9	57.3	77.9	(147.0)	556.0

The following table reconciles the total of operating income in the table above to consolidated earnings before income taxes (in millions):

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012
Operating income	$630.6	$556.0
Interest income and other, net	(2.9)	23.2
Interest expense	(6.6)	(8.6)
Earnings before income taxes	$621.1	$570.6

Note 11:	Subsequent Event
In the second quarter of fiscal 2013, we acquired 100% of the outstanding shares of Teavana Holdings, Inc., a specialty retailer of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise, for approximately $630 million in cash. Because of the timing of when this acquisition closed, the initial accounting for this acquisition is still in process, including determining the fair value of the net assets acquired. Teavana is now a wholly-owned subsidiary of Starbucks Corporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating income, operating margins, comparable store sales, sales leverage, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of international operations, profitable growth models and opportunities, strategic acquisitions, changes to the organizational and leadership structures, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft to a direct distribution model, liquidity, cash flow from operations, anticipated store openings, closings and renovations, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation and distribution, tax rates, and economic conditions in the US and international markets all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.

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
Overview
Starbucks results for the first quarter of fiscal 2013 continue to demonstrate the strength and relevancy of our diversified growth model. Total net revenues increased 11% to $3.8 billion, driven by global comparable store sales growth of 6%. Strong holiday performance combined with continued expansion of Channel Development and growth throughout the China and Asia Pacific region also contributed to an increase in both operating income and earnings per share.
The Americas segment performed well for the first quarter with a 10% increase in revenues over the prior year, primarily due to strong comparable store sales growth of 7%, comprised of an increase in the number of transactions of 4% and an increase in average ticket of 2%. Operating income reached $590 million, while operating margin contracted 50 basis points to 20.8%. The margin contraction was primarily due to costs associated with our October Global Leadership Conference, incremental litigation charges and the impact of Superstorm Sandy, which negatively impacted operating margin by 190 basis points. Productivity, which drove strong sales leverage, largely offset these costs. Looking forward, we expect to continue driving sales growth and profitability through new store development and expansion of our pipeline of new product offerings to increase revenues throughout all dayparts.
Our work in the turnaround of our EMEA segment is well underway and we are making great progress in driving customer and brand relevancy as well as a new model for growth. Revenues for the region reflect the shift in our ownership structure, including the sale of our Ireland store portfolio and certain UK airport locations to licensed partners, as well as our focus on closing underperforming company-operated stores and growing our licensed store base in profitable locations. These changes drove an increase in revenues of 1% for the quarter, which, combined with a continued focus on cost efficiencies, contributed to a 110 basis point increase in operating margin. We expect the investments we are making will result in improved operating performance as we progress on our plan towards mid-teens operating margin; however, this turnaround will take time to gain traction.

Our CAP segment results reflect a combination of rapid new store development and solid performance from our existing store base. This performance led to revenue growth of 28% and operating income growth of 26% compared to the same quarter in the prior year and is especially encouraging given the economic uncertainty within the region over the past year. We expect this segment to continue to grow rapidly and become a more meaningful contributor to overall company profitability, with growth coming from a mix of net new store openings and comparable store sales growth.
Channel Development segment revenues grew 13% for the quarter, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs. During the quarter, we also launched our Verismo® system by Starbucks and are encouraged by the strong retailer support and customer interest we experienced during the quarter. We expect continued innovation and new product offerings to drive further growth and profitability within this segment over time.
Comparable Store Sales
Comparable store sales for the first quarter of fiscal 2013 are as follows:

	Quarter Ended Dec 30, 2012
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	6%	4%	2%
Americas	7%	4%	2%
EMEA	(1)%	2%	(3)%
China / Asia Pacific	11%	8%	3%
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
We expect increased capital expenditures in fiscal 2013 compared to fiscal 2012, reflecting additional investments in manufacturing capacity, new store growth and store renovations.
Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012	% Change
Company-operated stores	$2,989.6	$2,731.8	9.4%
Licensed stores	350.2	306.6	14.2
CPG, foodservice and other	459.8	397.5	15.7
Total net revenues	$3,799.6	$3,435.9	10.6%
Total net revenues for the first quarter of fiscal 2013 increased $364 million over the prior year period, primarily due to a $258 million increase in company-operated store revenues, driven by 6% global comparable store sales growth (approximately $163 million) and incremental revenues from 401 net new company-operated store openings over the past 12 months (approximately $82 million).

Also contributing to the increase in total net revenues was licensed store revenue growth of $44 million due to higher product sales to and royalty revenues from our licensees, resulting from improved comparable store sales and the opening of 633 net new licensed stores over the last 12 months.

CPG, foodservice and other revenues increased $62 million for the first quarter of fiscal 2013, primarily due to increased sales of Starbucks- and Tazo-branded K-Cup® portion packs (approximately $28 million ). Also contributing to the revenue growth were incremental sales related to the launch of the Verismo® system by Starbucks (approximately $8 million).
Operating Expenses

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
			% of Total
			Net Revenues
Cost of sales including occupancy costs	$1,620.7	$1,496.1	42.7%	43.5%
Store operating expenses	1,089.5	995.7	28.7	29.0
Other operating expenses	132.5	106.7	3.5	3.1
Depreciation and amortization expenses	148.9	134.8	3.9	3.9
General and administrative expenses	231.9	191.5	6.1	5.6
Total operating expenses	3,223.5	2,924.8	84.8	85.1
Income from equity investees	54.5	44.9	1.4	1.3
Operating income	$630.6	$556.0	16.6%	16.2%
Store operating expenses as a % of related revenues			36.4%	36.4%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points for the first quarter of fiscal 2013, driven by lower coffee-related costs, which includes lower commodity costs (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues decreased 30 basis points for the first quarter of fiscal 2013, driven by increased Channel Development and licensed store revenues. Store operating expenses as a percentage of company-operated store revenues was flat compared to the prior year period. Increased sales leverage (approximately 80 basis points) was offset by an increase in litigation charges (approximately 50 basis points) and an increase in marketing related to the launch of the Verismo® system by Starbucks in company-operated stores (approximately 30 basis points).

Other operating expenses as a percentage of total net revenues increased 40 basis points for the first quarter of fiscal 2013. Excluding the impact of company-operated store revenues, other operating expenses increased 120 basis points for the first quarter, primarily driven by increased marketing related to the launch of the Verismo® system by Starbucks in Channel Development (approximately 110 basis points).

General and administrative expenses as a percentage of total net revenues increased 50 basis points for the first quarter of fiscal 2013, driven by the company's October Global Leadership Conference (approximately 70 basis points).
Income from equity investees increased $9.6 million for the first quarter of fiscal 2013, primarily due to improved performance from our North American Coffee Partnership joint venture which produces, bottles and distributes our ready to drink beverages, as well as increased income from our joint venture operations in Japan and China.
The combination of these changes resulted in an increase in operating margin of 40 basis points for the first quarter of fiscal 2013.

Other Income and Expenses

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
			% of Total
			Net Revenues
Operating income	$630.6	$556.0	16.6%	16.2%
Interest income and other, net	(2.9)	23.2	(0.1)	0.7
Interest expense	(6.6)	(8.6)	(0.2)	(0.3)
Earnings before income taxes	621.1	570.6	16.3	16.6
Income taxes	188.7	188.4	5.0	5.5
Net earnings including noncontrolling interests	432.4	382.2	11.4	11.1
Net earnings (loss) attributable to noncontrolling interest	0.2	0.1	—	—
Net earnings attributable to Starbucks	$432.2	$382.1	11.4%	11.1%
Effective tax rate including noncontrolling interest			30.4%	33.0%
For the first quarter of fiscal 2013, net interest income and other decreased $24 million, primarily due to mark-to-market adjustments from derivatives used to manage our risk of commodity price fluctuations (approximately $13 million). Also contributing were unfavorable foreign exchange fluctuations (approximately $5 million) and a decrease in unrealized gains in our Management Deferred Compensation Plan portfolio (approximately $5 million).

The effective tax rate for the quarter ended December 30, 2012 was 30.4% compared to 33.0% for the same quarter in fiscal 2012. The decrease in the rate was due to the recognition of a net tax benefit in the first quarter of fiscal 2013 primarily from state income tax expense adjustments for returns filed in prior years.

Segment Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment (in millions):
Americas

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
			% of Americas Net Revenues
Total net revenues	$2,840.7	$2,578.6
Cost of sales including occupancy costs	1,092.5	1,006.7	38.5%	39.0%
Store operating expenses	959.8	874.8	33.8	33.9
Other operating expenses	30.0	20.5	1.1	0.8
Depreciation and amortization expenses	105.4	97.1	3.7	3.8
General and administrative expenses	62.7	30.6	2.2	1.2
Total operating expenses	2,250.4	2,029.7	79.2	78.7
Operating income	$590.3	$548.9	20.8%	21.3%
Store operating expenses as a % of related revenues			37.1%	37.1%
Revenues
Americas total net revenues for the first quarter of fiscal 2013 increased $262 million, or 10%, primarily driven by increased revenues from company-operated stores (contributing $230 million) and licensed stores (contributing $23 million).
The increase in company-operated store revenues was driven by a 7% increase in comparable store sales (approximately $154 million) and the opening of 253 net new company-operated stores over the past 12 months (approximately $61 million). The licensed store revenue growth was primarily due to increased product sales to and royalty revenues from licensees, primarily resulting from improved comparable store sales and the opening of 236 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 50 basis points for the first quarter of fiscal 2013, driven by lower coffee-related costs, which includes reduced commodity costs (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues decreased 10 basis points for the first quarter of fiscal 2013, driven by increased licensed stores revenues. Store operating expenses as a percentage of company-operated store revenues was flat compared to the prior year period. Increased sales leverage (approximately 110 basis points) was offset by an increase in litigation costs (approximately 70 basis points) and an increase in marketing primarily related to the launch of the Verismo® system by Starbucks in company-operated stores (approximately 30 basis points).
Other operating expenses as a percentage of total net revenues increased 30 basis points for the first quarter of fiscal 2013. Other operating expenses as a percentage of non-company-operated store revenues increased 260 basis points compared to the prior year period. These increases were due to incremental costs related to our acquisition of Bay Bread, LLC (doing business as La Boulange), which was completed in the fourth quarter of fiscal 2012.
General and administrative expenses as a percentage of total net revenues increased 100 basis points for the first quarter of fiscal 2013, driven by the company's October Global Leadership Conference (approximately 90 basis points).
Also contributing to the change in operating margin for the quarter was increased sales leverage resulting in lower depreciation and amortization expenses as a percentage of total net revenues (approximately 10 basis points). The combination of these changes resulted in an overall decrease in operating margin of 50 basis points for the first quarter of fiscal 2013.

EMEA

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
			% of EMEA Net Revenues
Total net revenues	$306.1	$303.0
Cost of sales including occupancy costs	152.5	150.4	49.8%	49.6%
Store operating expenses	90.3	93.8	29.5	31.0
Other operating expenses	8.4	8.6	2.7	2.8
Depreciation and amortization expenses	14.2	14.2	4.6	4.7
General and administrative expenses	18.4	17.4	6.0	5.7
Total operating expenses	283.8	284.4	92.7	93.9
Income from equity investees	—	0.3	—	0.1
Operating income	$22.3	$18.9	7.3%	6.2%
Store operating expenses as a % of related revenues			35.7%	35.5%
Revenues
EMEA total net revenues for the first quarter of fiscal 2013 increased $3 million, or 1%, driven by 41% revenue growth in licensed stores (approximately $13 million), due to higher royalty revenues from and increased product sales to licensees, primarily resulting from the opening of 111 net new licensed stores over the past 12 months and improved comparable store sales. The licensed stores revenue increase was nearly offset by a decline in company-operated store revenue (approximately $12 million) as a result of our recent store portfolio optimization activities, including the sale of the Ireland store portfolio and certain UK airport locations to licensed partners, as well as the closure of underperforming stores in the UK.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 20 basis points for the first quarter of fiscal 2013, primarily driven by a shift in the composition of our store portfolio in the region to more licensed stores.

Store operating expenses as a percentage of total net revenues decreased 150 basis points for the first quarter of fiscal 2013, driven by increased licensed stores revenues. Store operating expenses as a percentage of company-operated store revenues increased 20 basis points compared to the prior year period. Increased marketing (approximately 60 basis points) was partially offset by operational efficiencies.
Other operating expenses as a percentage of total net revenues decreased 10 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 650 basis points, primarily driven by increased sales leverage and operational efficiencies.
The combination of these changes resulted in an overall increase in operating margin of 110 basis points for the first quarter of fiscal 2013.

China / Asia Pacific

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
			% of CAP Net Revenues
Total net revenues	$214.1	$166.9
Cost of sales including occupancy costs	106.5	84.5	49.7%	50.6%
Store operating expenses	39.4	27.1	18.4	16.2
Other operating expenses	10.2	11.4	4.8	6.8
Depreciation and amortization expenses	7.4	5.0	3.5	3.0
General and administrative expenses	12.6	9.2	5.9	5.5
Total operating expenses	176.1	137.2	82.3	82.2
Income from equity investees	34.1	27.6	15.9	16.5
Operating income	$72.1	$57.3	33.7%	34.3%
Store operating expenses as a % of related revenues			26.2%	24.3%
Revenues
CAP total net revenues for the first quarter of fiscal 2013 increased $47 million, or 28%, primarily driven by increased revenues from company-operated stores (contributing $39 million) and licensed stores (contributing $8 million).
The increase in company-operated store revenues was driven by the opening of 166 net new company-operated stores over the past 12 months (approximately $24 million) and an 11% increase in comparable store sales (approximately $12 million). The licensed store revenue growth was primarily due to higher royalty revenues from and increased product sales to licensees, resulting from the opening of 286 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 90 basis points for the first quarter of fiscal 2013, primarily due to a decline in commodity costs (approximately 40 basis points), mainly coffee.
Store operating expenses as a percentage of total net revenues increased 220 basis points for the first quarter of fiscal 2013. Store operating expenses as a percentage of company-operated store revenues increased 190 basis points, primarily driven by increased costs associated with the expansion efforts of company-operated stores in mainland China.
Other operating expenses as a percentage of total net revenues decreased 200 basis points the first quarter of fiscal 2013. Other operating expenses as a percentage of non company-operated store revenues decreased 450 basis points, primarily driven by lower performance-based compensation compared to the first quarter of fiscal 2012 when the region significantly outperformed its operating plan (approximately 240 basis points) and the absence of prior period asset impairments (approximately 150 basis points).

Income from equity investees increased $7 million for the first quarter of fiscal 2013, driven by improved performance of our joint venture operations in Japan and China. Income from equity investees declined as a percentage of total net revenues (approximately 60 basis points) primarily due to the growth in segment revenues.
The changes in the above line items contributed to an overall decrease in operating margin of 60 basis points for the first quarter of fiscal 2013.

Channel Development

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
			% of Channel Development Net Revenues
Total net revenues	$379.8	$335.8
Cost of sales	235.2	220.6	61.9%	65.7%
Other operating expenses	63.1	50.1	16.6	14.9
Depreciation and amortization expenses	0.3	0.4	0.1	0.1
General and administrative expenses	4.8	3.8	1.3	1.1
Total operating expenses	303.4	274.9	79.9	81.9
Income from equity investees	20.4	17.0	5.4	5.1
Operating income	$96.8	$77.9	25.5%	23.2%
Revenues
Total Channel Development net revenues for the first quarter of fiscal 2013 increased $44 million, or 13%, primarily due to sales of Starbucks- and Tazo-branded K-Cup® portion packs (approximately $28 million). Also contributing to the revenue growth were incremental sales related to the launch of Verismo® system by Starbucks (approximately $8 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 380 basis points for the first quarter of fiscal 2013, driven by improved inventory management in the current year (approximately 480 basis points) and lower commodity costs (approximately 200 basis points), partially offset by a shift in our product mix driven by the growth of our premium single cup product offerings (approximately 220 basis points).
Other operating expenses as a percentage of total net revenues increased 170 basis points the first quarter of fiscal 2013, primarily driven by incremental expenses related to the launch of the Verismo® system by Starbucks.
Income from equity investees increased $3 million for the first quarter of fiscal 2013, driven by increased income from our North American Coffee Partnership joint venture.
The changes in the above line items contributed to an overall increase in operating margin of 230 basis points for the first quarter of fiscal 2013.

Other

	Quarter Ended
	Dec 30, 2012	Jan 1, 2012	% Change
Total net revenues	$58.9	$51.6	14.1%
Cost of sales	34.0	33.9	0.3
Other operating expenses	20.8	16.1	29.2
Depreciation and amortization expenses	21.6	18.1	19.3
General and administrative expenses	133.4	130.5	2.2
Total operating expenses	209.8	198.6	5.6
Operating loss	$(150.9)	$(147.0)	2.7%
Other includes operating results from Seattle’s Best Coffee, Evolution Fresh, Digital Ventures, and expenses pertaining to corporate administrative functions that support our operating segments but are not specifically attributable to, or managed by, any segment and are not included in the reported financial results of the operating segments.
Total Other net revenues for the first quarter of fiscal 2013 increased $7 million, primarily due to incremental revenues from our Digital Ventures business.
Total operating expenses increased $11 million for the first quarter of fiscal 2013, primarily due to an increase in other operating expenses (approximately $5 million) driven by timing of marketing and higher depreciation and amortization expenses (approximately $4 million) resulting from an increase in capitalized information technology projects.

Fiscal First Quarter 2013 Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Stores open as of
	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
Americas
Company-operated stores	30	11	7,887	7,634
Licensed stores	50	84	5,096	4,860
	80	95	12,983	12,494
EMEA
Company-operated stores (1)	(20)	8	862	880
Licensed stores (1)	27	17	1,014	903
	7	25	1,876	1,783
China / Asia Pacific
Company-operated stores	47	35	713	547
Licensed stores	78	86	2,706	2,420
	125	121	3,419	2,967
Total	212	241	18,278	17,244

(1)	EMEA store data has been adjusted for the transfer of certain company-operated stores to licensees in the fourth quarter of fiscal 2012.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and short-term investments totaled $2.5 billion and $2.0 billion as of December 30, 2012 and September 30, 2012, respectively. As of December 30, 2012, approximately $745.2 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $355.5 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consist predominantly of US Treasury securities, commercial paper, corporate bonds, US Agency securities, and certificates of deposit. Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers, as well as certificates of deposits with maturities greater than one year.
Borrowing Capacity
Starbucks $500 million unsecured credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have no outstanding borrowings under the facility. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 30, 2012 and September 30, 2012, we were in compliance with each of these covenants. The $550 million of 10-year 6.25% Senior Notes also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 30, 2012 and September 30, 2012, we were in compliance with each of these covenants.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of December 30, 2012 to be indefinitely reinvested and, accordingly, no US income and foreign withholding taxes have been provided on such earnings. We have not repatriated, nor do we anticipate the need to repatriate, funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US we would be subject to additional US income taxes, which could be material. We do not believe it is practical to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.

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
As discussed further in Note 9, we are in arbitration with Kraft Foods Global, Inc. (“Kraft”) for a commercial dispute relating to a distribution agreement we previously held with Kraft. As a part of those proceedings Kraft has claimed damages inclusive of a premium and interest for terminating the arrangement. We believe we have valid claims of material breach by Kraft under the Agreement. We also believe Kraft’s claim is highly inflated and based upon faulty analysis. However, should the arbitration result in an unfavorable outcome, we believe we have adequate liquidity.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2013 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; new company-operated stores; additional investments in manufacturing capacity; and systems and technology investments in the stores and in the support infrastructure. Total capital expenditures for fiscal 2013 are expected to be approximately $1.2 billion.
During the first quarter of fiscal 2013, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.21 per share to be paid on February 22, 2013 to shareholders of record as of the close of business on February 7, 2013. Starbucks repurchased $8.0 million shares of common stock ($392.7 million) during the first quarter of fiscal 2013 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of December 30, 2012 totaled $29.1 million.
Cash Flows
Cash provided by operating activities was $1.1 billion for first quarter of fiscal 2013, compared to $466.3 million for the same period in fiscal 2012. The increase is primarily due to a net decrease in working capital accounts, primarily driven by a decrease in inventories and decreased payments on accounts payable.
Cash provided by investing activities for the first quarter of fiscal 2013 totaled $28.7 million, compared to cash used of $19.7 million for the same period in fiscal 2012. The increase was primarily due to the net increase in cash received from investment securities, partially offset by an increase in capital expenditures, primarily for remodeling and renovating existing company-operated stores and opening new retail stores.
Cash used by financing activities for the first quarter of fiscal 2013 totaled $434.0 million, compared to $26.6 million for the same period in fiscal 2012. The increase was primarily due to an increase in cash returned to shareholders through common share repurchases and dividend payments in the first quarter of fiscal 2013. Also contributing was an increase in minimum tax withholdings on share-based awards related to the issuance of deferred shares to our chairman, president and ceo.
Contractual Obligations
There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.
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
During the first quarter of fiscal 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 30, 2012).
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

Pursuant to the 1997 Deferred Stock Plan, in September 1997 our chairman, president and ceo elected to defer receipt of 3,394,184 shares of common stock (as adjusted for stock splits since 1997). In November 2006, he re-deferred receipt of the shares until December 21, 2012 (or earlier if his employment with Starbucks terminated before such date). On December 21, 2012, the deferral period ended and pursuant to the terms of the 1997 Deferred Stock Plan, we issued 2,206,219 shares of common stock to him and withheld 1,187,965 shares to satisfy tax withholdings. These shares were issued in a transaction that did not involve any public offering and were therefore exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
The following table provides information regarding repurchases of our common stock during the quarter ended December 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
October 1, 2012 — October 28, 2012	6,134,000	$48.19	6,134,000	5,993,776
October 29, 2012 — November 25, 2012	1,094,400	50.54	1,094,400	29,899,376
November 26, 2012 — December 30, 2012	805,474	51.86	805,474	29,093,902
Total	8,033,874	$48.88	8,033,874

(1)	Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2013.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of up to an additional 15 million shares, on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares, on November 3, 2011 we publicly announced the authorization of up to an additional 20 million shares, and on November 15, 2012 we publicly announced the authorization of up to an additional 25 million shares. These authorizations have no expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of November 14, 2012, among Starbucks Corporation, Taj Acquisition Corp. and Teavana Holdings, Inc.	8-K	0-20322	11/15/2012	2.1

3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	10-K	0-20322	11/16/2012	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended December 30, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 29, 2013

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer