Form 10-Q
period 2013-03-31
STARBUCKS CORP
filed 2013-04-30
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 24, 2013
Common Stock, par value $0.001 per share	748.7 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Net revenues:
Company-operated stores	$2,807.7	$2,521.2	$5,797.3	$5,253.0
Licensed stores	322.1	290.3	672.2	596.9
CPG, foodservice and other	426.1	384.4	885.9	781.9
Total net revenues	3,555.9	3,195.9	7,355.4	6,631.8
Cost of sales including occupancy costs	1,530.4	1,411.9	3,151.1	2,908.0
Store operating expenses	1,038.4	956.5	2,127.9	1,952.2
Other operating expenses	112.1	105.3	244.6	212.0
Depreciation and amortization expenses	153.1	137.1	302.0	271.9
General and administrative expenses	230.3	206.9	462.2	398.4
Total operating expenses	3,064.3	2,817.7	6,287.8	5,742.5
Income from equity investees	52.5	52.2	107.0	97.1
Operating income	544.1	430.4	1,174.6	986.4
Interest income and other, net	50.8	35.3	48.0	58.5
Interest expense	(6.1)	(8.8)	(12.7)	(17.4)
Earnings before income taxes	588.8	456.9	1,209.9	1,027.5
Income taxes	198.1	146.8	386.8	335.2
Net earnings including noncontrolling interests	390.7	310.1	823.1	692.3
Net earnings attributable to noncontrolling interests	0.3	0.2	0.6	0.4
Net earnings attributable to Starbucks	$390.4	$309.9	$822.5	$691.9
Earnings per share - basic	$0.52	$0.41	$1.10	$0.92
Earnings per share - diluted	$0.51	$0.40	$1.08	$0.90
Weighted average shares outstanding:
Basic	749.1	754.6	747.6	751.3
Diluted	761.3	773.3	761.3	770.9
Cash dividends declared per share	$0.21	$0.17	$0.42	$0.34
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Net earnings including noncontrolling interests	$390.7	$310.1	$823.1	$692.3
Other comprehensive loss, net of tax:
Unrealized holding gains (losses)	3.5	(8.6)	(3.7)	(9.3)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	9.5	1.8	14.7	3.8
Translation adjustment	(42.2)	6.4	(51.0)	0.9
Other comprehensive loss	(29.2)	(0.4)	(40.0)	(4.6)
Comprehensive income including noncontrolling interests	361.5	309.7	783.1	687.7
Comprehensive income attributable to noncontrolling interests	0.3	0.2	0.6	0.4
Comprehensive income attributable to Starbucks	$361.2	$309.5	$782.5	$687.3

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Mar 31, 2013	Sep 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,223.2	$1,188.6
Short-term investments	474.5	848.4
Accounts receivable, net	520.0	485.9
Inventories	1,124.5	1,241.5
Prepaid expenses and other current assets	256.7	196.5
Deferred income taxes, net	211.3	238.7
Total current assets	3,810.2	4,199.6
Long-term investments	44.4	116.0
Equity and cost investments	424.5	459.9
Property, plant and equipment, net	2,845.3	2,658.9
Other assets	514.8	385.7
Goodwill	863.6	399.1
TOTAL ASSETS	$8,502.8	$8,219.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$355.7	$398.1
Accrued liabilities	1,075.4	1,133.8
Insurance reserves	170.7	167.7
Deferred revenue	667.9	510.2
Total current liabilities	2,269.7	2,209.8
Long-term debt	549.6	549.6
Other long-term liabilities	356.0	345.3
Total liabilities	3,175.3	3,104.7
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 748.3 shares and 749.3 shares (includes 3.4 common stock units), respectively	0.7	0.7
Additional paid-in capital	39.4	39.4
Retained earnings	5,298.6	5,046.2
Accumulated other comprehensive income (loss)	(17.3)	22.7
Total shareholders’ equity	5,321.4	5,109.0
Noncontrolling interests	6.1	5.5
Total equity	5,327.5	5,114.5
TOTAL LIABILITIES AND EQUITY	$8,502.8	$8,219.2
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$823.1	$692.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	318.1	287.9
Deferred income taxes, net	(6.9)	44.6
Income earned from equity method investees, net of distributions	(15.9)	(18.2)
Gain resulting from sale of equity in joint venture	(35.2)	—
Stock-based compensation	70.9	76.0
Other	11.2	(0.8)
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(25.2)	(46.0)
Inventories	138.6	(236.5)
Accounts payable	(37.2)	(159.3)
Accrued liabilities and insurance reserves	(36.9)	(34.2)
Deferred revenue	154.0	81.6
Prepaid expenses, other current assets and other assets	13.9	(111.8)
Net cash provided by operating activities	1,372.5	575.6
INVESTING ACTIVITIES:
Purchase of investments	(119.9)	(1,240.9)
Sales, maturities and calls of investments	569.9	1,306.9
Acquisitions, net of cash acquired	(568.8)	(29.7)
Additions to property, plant and equipment	(484.9)	(313.8)
Other	(9.3)	(9.5)
Net cash used by investing activities	(613.0)	(287.0)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	141.0	178.1
Excess tax benefit from exercise of stock options	193.2	135.2
Principal payments on long-term debt	(35.2)	—
Cash dividends paid	(313.5)	(255.0)
Repurchase of common stock	(588.1)	(15.7)
Minimum tax withholdings on share-based awards	(119.9)	(54.3)
Other	4.0	(0.2)
Net cash used by financing activities	(718.5)	(11.9)
Effect of exchange rate changes on cash and cash equivalents	(6.4)	7.4
Net increase in cash and cash equivalents	34.6	284.1
CASH AND CASH EQUIVALENTS:
Beginning of period	1,188.6	1,148.1
End of period	$1,223.2	$1,432.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$17.2	$17.2
Income taxes	$238.1	$271.2
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of March 31, 2013, and for the quarter and two quarters ended March 31, 2013 and April 1, 2012, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended March 31, 2013 and April 1, 2012 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
The financial information as of September 30, 2012 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 30, 2012 (“fiscal 2012”) included in Item 8 in the Fiscal 2012 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the financial statements in the 10-K. Effective at the beginning of the fiscal year ending September 29, 2013 ("fiscal 2013"), we decentralized certain leadership functions. General and administrative expenses and depreciation and amortization expenses associated with these functions, which were previously reported as unallocated corporate expenses within "Other," are now reported within the respective reportable operating segments to align with the regions which they support. On January 29, 2013, we filed a Current Report on Form 8-K to recast operating results for all periods covered in the 10-K to reflect this change. See further discussion and the impact of these changes in Note 11 of this 10-Q.
Beginning in the second quarter of fiscal 2013, we removed unallocated corporate expenses from Other in our segment reporting. Other is now referred to as All Other Segments and includes Teavana, Seattle's Best Coffee, Evolution Fresh and Tazo retail, as well as our Digital Ventures business. Unallocated corporate expenses are now a reconciling item between our segment results and our consolidated results, which are unchanged. Our historical segment financial information has been revised to be consistent with the current period presentation.
The results of operations for the quarter and two quarters ended March 31, 2013 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal 2013.
Recent Accounting Pronouncements
In February 2013, the FASB issued guidance that adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This guidance requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The guidance will become effective for us at the beginning of our first quarter of fiscal 2014. The adoption of this guidance will result in the disclosure of reclassifications from accumulated other comprehensive income by component in the consolidated statements of comprehensive income.
In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance will become effective for us at the beginning of our first quarter of fiscal 2014. The adoption of this new guidance will not have a material impact on our financial statements.
In July 2012, the FASB issued guidance that revises the requirements around how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance became effective for us at the beginning of our first quarter of fiscal 2013. The adoption of this guidance did not have a material impact on our financial statements.
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

Note 2:	Acquisition
On December 31, 2012, we acquired 100% of the outstanding shares of Teavana Holdings, Inc. (“Teavana”), a specialty retailer of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise, to elevate our tea offerings as well as expand our domestic and global tea footprint. We acquired Teavana for $615.8 million in cash. Of the total cash paid, $13.3 million was excluded from the purchase price allocation below as it represents contingent consideration receivable. At closing, we also paid $35.2 million for long term debt outstanding on Teavana's balance sheet, which was recognized separately from the business combination. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date (in millions):

Fair Value at Dec 31, 2012
Cash and cash equivalents	$47.0
Inventories	21.3
Property, plant and equipment	59.7
Intangible assets	120.8
Goodwill	466.4
Other current and noncurrent assets	19.8
Current liabilities	(36.0)
Long-term deferred tax liability	(54.3)
Long-term debt	(35.2)
Other long-term liabilities	(7.0)
Total purchase price	$602.5

The assets acquired and liabilities assumed are reported within All Other Segments. Other current and noncurrent assets acquired primarily include prepaid expenses, trade receivables, and deferred tax assets. In addition, we assumed various current liabilities primarily consisting of accounts payable, accrued payroll related liabilities and other accrued operating expenses. The intangible assets acquired as part of the transaction include the Teavana trade name, tea blends and non-compete agreements. The Teavana trade name was valued at $105.5 million and determined to have an indefinite life, based on our expectation that the brand will be used indefinitely and has no contractual limitations. The intangible asset related to the tea blends was valued at $13.0 million and will be amortized on a straight-line basis over a period of 10 years, and the intangible asset related to the non-compete agreements was valued at $2.3 million and will be amortized on a straight-line basis over a period of 3 years. The $466.4 million of goodwill represents the intangible assets that do not qualify for separate recognition, primarily including Teavana's established global store presence in high traffic mall locations and other high-sales-volume retail venues, Teavana's global customer base, and Teavana's "Heaven of tea" retail experience in which store employees engage and educate customers about the ritual and enjoyment of tea. The goodwill was allocated to All Other Segments and is not deductible for income tax purposes.

Note 3:	Derivative Financial Instruments
Foreign Currency
We enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. Net derivative gains from these cash flow hedges of $1.0 million and net derivative losses of $2.9 million, net of taxes, were included in accumulated other comprehensive income as of March 31, 2013 and September 30, 2012, respectively. Of the net derivative gains accumulated as of March 31, 2013, $1.0 million pertains to derivative instruments that will be dedesignated as cash flow hedges within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 11 months.
We also enter into net investment derivative instruments to hedge our equity method investment in Starbucks Coffee Japan, Ltd., to minimize foreign currency exposure. Net derivative losses from net investment hedges of $16.9 million and $33.6 million, net of taxes, were included in accumulated other comprehensive income as of March 31, 2013 and September 30, 2012, respectively. Outstanding contracts will expire within 35 months.

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
Coffee
Depending on market conditions, we also enter into futures contracts to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5. Net derivative losses of $42.6 million and $32.9 million, net of taxes, were included in accumulated other comprehensive income as of March 31, 2013 and September 30, 2012, respectively, related to coffee hedges. Of the net derivative losses accumulated as of March 31, 2013, $41.9 million pertains to derivative instruments that will be dedesignated as cash flow hedges within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 12 months.
Dairy
To mitigate the price uncertainty of a portion of our future purchases of dairy products, we enter into futures contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other. Gains and losses from these instruments are largely offset by price fluctuations on our dairy purchases, which are included in cost of sales.
Diesel Fuel
To mitigate the price uncertainty of a portion of our future purchases of diesel fuel, we enter into swap contracts that are not designated as hedging instruments. These contracts are recorded at fair value, with the changes in fair value recognized in net interest income and other. Gains and losses from these instruments are largely offset by the financial impact of diesel fuel fluctuations on our shipping costs, which are included in operating expenses.

The following table presents the pretax effect of derivative contracts designated as hedging instruments on earnings and other comprehensive income ("OCI") for the quarter and two quarters ended (in millions):

	Foreign Currency		Coffee
Quarter Ended	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$1.2	$(2.8)	$(11.1)	$—
Gain/(Loss) recognized in OCI	$1.8	$5.0	$(5.6)	$(20.2)
Net Investment Hedges:
Gain/(Loss) recognized in earnings	$—	$—
Gain/(Loss) recognized in OCI	$11.7	$10.3

	Foreign Currency		Coffee
Two Quarters Ended	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$0.6	$(5.9)	$(16.3)	$—
Gain/(Loss) recognized in OCI	$6.4	$2.9	$(27.1)	$(19.4)
Net Investment Hedges:
Gain/(Loss) recognized in earnings	$—	$—
Gain/(Loss) recognized in OCI	$26.4	$10.3

The amounts shown in the above table as recognized in earnings for foreign currency and coffee hedges represent the realized gains/(losses) reclassified from OCI to net earnings during the year. The amounts shown as recognized in OCI are prior to these reclassifications.

The following table presents the pretax effect of derivative contracts not designated as hedging instruments on earnings for the quarter and two quarters ended (in millions):

	Foreign Currency		Coffee		Dairy		Diesel Fuel
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Gain/(Loss) recognized in earnings for the quarter ended	$3.3	$(5.4)	$0.6	$(0.4)	$(1.1)	$(1.6)	$0.1	$1.7
Gain/(Loss) recognized in earnings for the two quarters ended	$2.2	$(4.3)	$(2.1)	$5.9	$(2.6)	$0.8	$0.1	$1.6
Notional amounts of outstanding derivative contracts (in millions):

	Mar 31, 2013	Sep 30, 2012
Foreign currency	$365	$383
Coffee	74	125
Dairy	48	72
Diesel fuel	6	24

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,223.2	$1,223.2	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	20.0	—	20.0	—
Commercial paper	59.0	—	59.0	—
Corporate debt securities	89.6	—	89.6	—
Government treasury securities	205.0	205.0	—	—
Certificates of deposit	37.6	—	37.6	—
Total available-for-sale securities	411.2	205.0	206.2	—
Trading securities	63.3	63.3	—	—
Total short-term investments	474.5	268.3	206.2	—
Short-term derivatives	14.4	—	14.4	—
Long-term investments:
Available-for-sale securities
Agency obligations	4.0	—	4.0	—
Corporate debt securities	24.0	—	24.0	—
Auction rate securities	13.9	—	—	13.9
Certificates of deposit	2.5	—	2.5	—
Total long-term investments	44.4	—	30.5	13.9
Long-term derivatives	7.5	—	7.5	—
Total	$1,764.0	$1,491.5	$258.6	$13.9
Liabilities:
Short-term derivatives	$23.7	$—	$23.7	$—
Long-term derivatives	1.1	—	1.1	—
Total	$24.8	$—	$24.8	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,188.6	$1,188.6	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	80.0	—	80.0	—
Commercial paper	103.9	—	103.9	—
Corporate debt securities	84.3	—	84.3	—
Government treasury securities	459.7	459.7	—	—
Certificates of deposit	62.9	—	62.9	—
Total available-for-sale securities	790.8	459.7	331.1	—
Trading securities	57.6	57.6	—	—
Total short-term investments	848.4	517.3	331.1	—
Short-term derivatives	9.5	—	9.5	—
Long-term investments:
Available-for-sale securities
Agency Obligations	14.0	—	14.0	—
Corporate debt securities	61.3	—	61.3	—
Auction rate securities	18.6	—	—	18.6
Certificates of deposit	22.1	—	22.1	—
Total long-term investments	116.0	—	97.4	18.6
Total	$2,162.5	$1,705.9	$438.0	$18.6
Liabilities:
Short-term derivatives	$18.9	$—	$18.9	$—
Long-term derivatives	3.0	—	3.0	—
Total	$21.9	$—	$21.9	$—
Short-term and long-term derivative assets are included in prepaid expenses and other current assets and other assets, respectively. Short-term and long-term derivative liabilities are included in other accrued liabilities and other long-term liabilities, respectively.
Gross unrealized holding gains and losses were not material as of March 31, 2013 and September 30, 2012.
Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
Financial instruments measured using Level 3 inputs described above are comprised entirely of our auction rate securities (“ARS”).
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarter and two quarters ended March 31, 2013 and April 1, 2012, there were no material fair market value adjustments.

Fair Value of Other Financial Instruments
The estimated fair value of the $550 million of 6.25% Senior Notes based on the quoted market price (Level 2) was approximately $659 million and $674 million as of March 31, 2013 and September 30, 2012, respectively.

Note 5:	Inventories

(in millions)	Mar 31, 2013	Sep 30, 2012	Apr 1, 2012
Coffee:
Unroasted	$590.4	$711.3	$708.1
Roasted	214.3	222.2	234.7
Other merchandise held for sale	200.7	181.6	131.3
Packaging and other supplies	119.1	126.4	130.9
Total	$1,124.5	$1,241.5	$1,205.0
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of March 31, 2013, we had committed to purchasing green coffee totaling $352 million under fixed-price contracts and an estimated $460 million under price-to-be-fixed contracts. As of March 31, 2013, approximately $74 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Mar 31, 2013	Sep 30, 2012

Land	$43.9	$46.2
Buildings	246.2	225.2
Leasehold improvements	4,136.7	3,957.6
Store equipment	1,261.3	1,251.0
Roasting equipment	349.0	322.8
Furniture, fixtures and other	878.5	836.2
Work in progress	362.9	264.1
Property, plant and equipment, gross	7,278.5	6,903.1
Less accumulated depreciation	(4,433.2)	(4,244.2)
Property, plant and equipment, net	$2,845.3	$2,658.9

Other Assets	Mar 31, 2013	Sep 30, 2012

Long-term deferred tax asset	$68.2	$97.3
Other intangible assets	267.4	143.7
Other	179.2	144.7
Total other assets	$514.8	$385.7

Accrued Liabilities	Mar 31, 2013	Sep 30, 2012

Accrued compensation and related costs	$354.5	$381.6
Accrued occupancy costs	116.9	126.9
Accrued taxes	81.7	138.3
Accrued dividend payable	157.2	157.4
Other	365.1	329.6
Total accrued liabilities	$1,075.4	$1,133.8

Other Long-Term Liabilities	Mar 31, 2013	Sep 30, 2012

Deferred rent	$206.0	$201.9
Unrecognized tax benefits	90.1	78.4
Asset retirement obligations	33.5	42.6
Other	26.4	22.4
Total other long-term liabilities	$356.0	$345.3

Cost Method Investments
In March 2013, we sold our 18% interest in Cafe Sirena S. de R.L. de CV (a Mexican limited liability company), to our controlling joint venture partner, SC de Mexico, S.A. de CV, owned by Alsea, S.A.B. de C.V. This transaction resulted in a gain of $35.2 million which was included in net interest income and other in the consolidated statements of earnings for the quarter and two quarters ended March 31, 2013. Cash proceeds from the sale of $50.3 million were received in April 2013.

Note 7:	Equity
Changes in total equity (in millions):

	Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012
Beginning balance of total equity	$5,114.5	$4,387.3
Net earnings including noncontrolling interest	823.1	692.3
Other comprehensive loss	(40.0)	(4.6)
Stock-based compensation expense	71.9	77.1
Exercise of stock options/vesting of RSUs	205.2	248.1
Sale of common stock	10.2	9.4
Repurchase of common stock	(544.1)	(15.7)
Cash dividends declared	(313.3)	(257.2)
Ending balance of total equity	$5,327.5	$5,136.7
Components of accumulated other comprehensive income, net of tax (in millions):

	Mar 31, 2013	Sep 30, 2012
Net unrealized losses on available-for-sale securities	$(0.1)	$(0.1)
Net unrealized losses on hedging instruments	(61.1)	(72.1)
Translation adjustment	43.9	94.9
Accumulated other comprehensive (loss)/income	$(17.3)	$22.7
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 31, 2013.

Share repurchase activity (in millions, except for average price data):

	Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012
Number of shares acquired	10.8	0.4
Average price per share of acquired shares	$50.52	$36.49
Total cost of acquired shares	$544.1	$15.7
As of March 31, 2013, 26.4 million shares remained available for repurchase under current authorizations.

During the second quarter of fiscal 2013, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.21 per share to be paid on May 24, 2013 to shareholders of record as of the close of business on May 9, 2013.

Note 8:	Employee Stock Plans
As of March 31, 2013, there were 17.1 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 7.9 million shares available for issuance under our employee stock purchase plans.
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

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Options	$7.9	$10.1	$19.8	$24.2
Restricted Stock Units (“RSUs”)	25.6	26.1	51.1	51.8
Total stock-based compensation	$33.5	$36.2	$70.9	$76.0
Value of awards granted and exercised during the period:

	Quarter Ended		Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Estimated fair value per option granted	$13.13	$13.15	$12.74	$12.75
Weighted average option grant price	$55.75	$49.94	$50.13	$43.81
Weighted average price per option exercised	$17.73	$15.36	$15.35	$15.69
Weighted average RSU grant price	$55.76	$50.34	$49.77	$43.83
Stock option and RSU transactions from September 30, 2012 through March 31, 2013 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 30, 2012	33.1	7.3
Granted	3.3	3.0
Options exercised/RSUs vested	(8.5)	(3.4)
Forfeited/expired	(0.9)	(0.6)
Options outstanding/Nonvested RSUs, March 31, 2013	27.0	6.3
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2013	$46.7	$128.6

Note 9:	Earnings Per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Net earnings attributable to Starbucks	$390.4	$309.9	$822.5	$691.9
Weighted average common shares and common stock units outstanding (for basic calculation)	749.1	754.6	747.6	751.3
Dilutive effect of outstanding common stock options and RSUs	12.2	18.7	13.7	19.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	761.3	773.3	761.3	770.9
EPS — basic	$0.52	$0.41	$1.10	$0.92
EPS — diluted	$0.51	$0.40	$1.08	$0.90
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled less than 0.1 million as of March 31, 2013 and April 1, 2012.

Note 10:	Commitments and Contingencies
Legal Proceedings
In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (now known as Kraft Foods Group, Inc.) (“Kraft”) that we were discontinuing our distribution arrangement with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defined the main distribution arrangement between the parties. Through our arrangement with Kraft, Starbucks sold a selection of Starbucks and Seattle's Best Coffee branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft managed the distribution, marketing, advertising and promotion of these products.
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
On December 6, 2010, Kraft commenced a federal court action against Starbucks, entitled Kraft Foods Global, Inc. v. Starbucks Corporation, in the U.S. District Court for the Southern District of New York (the “District Court”) seeking injunctive relief to prevent Starbucks from terminating the distribution arrangement until the parties' dispute is resolved through the arbitration proceeding. On January 28, 2011, the District Court denied Kraft's request for injunctive relief. Kraft appealed the District Court's decision to the Second Circuit Court of Appeals. On February 25, 2011, the Second Circuit Court of Appeals affirmed the District Court's decision. As a result, Starbucks has been in full control of our packaged coffee business since March 1, 2011.
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
On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claimed damages of up to $62.9 million from the loss of sales resulting from Kraft's failure to use commercially reasonable efforts to market Starbucks® coffee, plus attorney fees. Kraft's expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claimed damages of up to $2.9 billion, plus attorney fees.  The arbitration hearing commenced on July 11, 2012 and was completed on August 3. Starbucks presented evidence of material breaches on Kraft's part and sought nominal damages from Kraft for those breaches. Kraft presented evidence denying it had breached the parties' Agreement and sought damages of $2.9 billion plus attorney fees. We were expecting a decision from the Arbitrator in the first half of fiscal 2013 but now expect a decision in the second half of fiscal 2013.
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

Note 11:	Segment Reporting
Segment information is prepared on the same basis that our ceo, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Effective at the beginning of fiscal 2013, we decentralized certain leadership functions in the areas of retail marketing and category management, global store development and partner resources, to support and align with the respective operating segment presidents. In conjunction with these moves, certain general and administrative and depreciation and amortization expenses associated with these functions, which were previously reported as unallocated corporate expenses within "Other," are now reported within the respective reportable operating segments to align with the regions which they support.
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
Beginning in the second quarter of fiscal 2013, we removed unallocated corporate expenses from Other. Other is now referred to as All Other Segments and includes Teavana, Seattle's Best Coffee, Evolution Fresh and Tazo retail, as well as our Digital Ventures business. Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, are now presented as a reconciling item between total segment operating results and consolidated financial results. While our consolidated results are not impacted, our historical segment financial information has been revised to be consistent with the current period presentation.

The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
March 31, 2013
Total net revenues	$2,604.1	$273.2	$213.6	$343.5	$121.5	$3,555.9
Depreciation and amortization expenses	105.6	13.7	8.5	0.3	3.4	131.5
Income from equity investees	2.4	—	30.8	19.3	—	52.5
Operating income/(loss)	549.7	5.2	68.3	94.1	(4.1)	713.2

April 1, 2012
Total net revenues	$2,374.7	$272.4	$174.6	$321.5	$52.7	$3,195.9
Depreciation and amortization expenses	97.2	14.3	5.6	0.3	0.6	118.0
Income from equity investees	2.1	—	32.9	17.2	—	52.2
Operating income/(loss)	449.5	(7.0)	68.2	79.5	(6.7)	583.5

Two Quarters Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
March 31, 2013
Total net revenues	$5,444.7	$579.3	$427.7	$723.4	$180.3	$7,355.4
Depreciation and amortization expenses	211.0	27.9	15.9	0.6	4.3	259.7
Income from equity investees	2.4	—	64.9	39.7	—	107.0
Operating income/(loss)	1,139.8	27.5	140.4	191.0	(8.2)	1,490.5

April 1, 2012
Total net revenues	$4,953.2	$575.6	$341.5	$657.3	$104.2	$6,631.8
Depreciation and amortization expenses	194.3	28.5	10.6	0.7	1.0	235.1
Income from equity investees	2.1	0.3	60.5	34.2	—	97.1
Operating income/(loss)	998.3	11.9	125.6	157.3	(9.5)	1,283.6

The following table reconciles total segment operating income in the tables above to consolidated earnings before income taxes (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Total segment operating income	$713.2	$583.5	$1,490.5	$1,283.6
Unallocated corporate operating expenses	(169.1)	(153.1)	(315.9)	(297.2)
Consolidated operating income	544.1	430.4	1,174.6	986.4
Interest income and other, net	50.8	35.3	48.0	58.5
Interest expense	(6.1)	(8.8)	(12.7)	(17.4)
Earnings before income taxes	$588.8	$456.9	$1,209.9	$1,027.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating income, operating margins, comparable store sales, sales leverage, sales growth, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of international operations, shifts in our store portfolio to more licensed stores in EMEA and to more company-operated stores in CAP, profitable growth models and opportunities, strategic acquisitions, changes to organizational structures, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft to a direct distribution model, liquidity, cash flow from operations, use of cash, anticipated store openings, closings and renovations, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation and distribution, tax rates, and economic conditions in the US and international markets, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.

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
Overview
Starbucks second quarter results demonstrate our continued focus on execution in our existing business portfolio while investing in future growth opportunities. Total net revenues increased 11% to $3.6 billion, driven by global comparable store sales growth of 6%. Consolidated operating income increased 26% and operating margin expanded 180 basis points to 15.3%. Earnings per share of $0.51, which includes $0.03 per share from the gain on the sale of our equity interest in our Mexico joint venture operations, represents growth of 28% over the prior year.
The Americas segment continued its strong performance in the second quarter with a 10% increase in revenues over the prior year, primarily driven by comparable store sales growth of 6%, comprised of a 5% increase in the number of transactions and a 2% increase in average ticket. Featured beverages and growth in afternoon food offerings contributed to the increase in comparable store sales. Operating margin expanded 220 basis points to 21.1%, driven by sales leverage due in part to a continued focus on store productivity, with lower coffee prices also contributing. Looking forward, we expect to continue to drive sales growth and profitability through new stores and the expansion of our pipeline of product offerings, including the roll out of La BoulangeTM products in our retail stores, to increase revenues throughout all dayparts.
Our work to turn around the EMEA segment continues and we are making progress despite the economic uncertainty in the region. Revenues for the region were flat compared to the prior year and reflect the shift in our ownership structure, as we continue our focus on closing underperforming company-operated stores and growing our licensed store base in profitable locations. A continued focus on cost management and the shift in our store portfolio to more licensed stores contributed to an increase in operating margin of 450 basis points over the prior year. We expect the investments we are making in the region today will result in improved operating performance as we progress on our plan towards mid-teens operating margin in the future.
Our CAP segment results reflect a combination of rapid new store growth and solid performance from our existing store base. New store growth, paired with an 8% increase in comparable store sales, drove total net revenue growth of 22% over the prior year. Operating income was flat compared to the same quarter in the prior year, while operating margin contracted this quarter. The margin contraction was primarily a result of our continued investment spending to support growth in China and a shift in the composition of our store portfolio from licensed to company-operated stores. We expect this segment to continue to grow rapidly and become a more meaningful contributor to overall company profitability, with growth coming from a mix of net new store openings and comparable store sales growth.
Channel Development segment revenues grew 7% for the quarter, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs. Lower commodity costs, primarily coffee, were the primary contributor to the increase in operating margin for the second quarter of fiscal 2013. We expect our investments in continued innovation and new product offerings in fiscal 2013 will drive further growth and profitability within this segment over time.
Comparable Store Sales
Starbucks comparable store sales for the second quarter of fiscal 2013 are as follows:

	Quarter Ended Mar 31, 2013			Two Quarters Ended Mar 31, 2013
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	6%	4%	2%	6%	4%	2%
Americas	6%	5%	2%	6%	4%	2%
EMEA	(2)%	(1)%	—%	(1)%	—%	(2)%
China / Asia Pacific	8%	4%	3%	9%	6%	3%

Our comparable store sales represent the growth in revenue from Starbucks company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.
Fiscal 2013 — Financial Outlook for the Year
For fiscal year 2013, we expect revenue growth driven by mid single-digit increased comparable store sales, new store openings and continued growth in the Channel Development business. Licensed stores will comprise between one-half and two-thirds of new store openings.
We expect continued robust consolidated operating margin and EPS improvement compared to fiscal 2012, reflecting the strength of our global business and the pipeline of profitable growth initiatives.
We expect increased capital expenditures in fiscal 2013 compared to fiscal 2012, reflecting new store growth, a continued focus on store renovations and additional investments in manufacturing capacity.
Results of Operations (in millions)
Revenues

	Quarter Ended			Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	% Change	Mar 31, 2013	Apr 1, 2012	% Change
Company-operated stores	$2,807.7	$2,521.2	11.4%	$5,797.3	$5,253.0	10.4%
Licensed stores	322.1	290.3	11.0	672.2	596.9	12.6
CPG, foodservice and other	426.1	384.4	10.8	885.9	781.9	13.3
Total net revenues	$3,555.9	$3,195.9	11.3%	$7,355.4	$6,631.8	10.9%
Total net revenues for the second quarter and the first two quarters of fiscal 2013 increased $360 million and $724 million, respectively, primarily driven by increased revenues from company-operated stores (contributing $287 million and $544 million, respectively). An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for both periods (approximately 6%, or $145 million, for the second quarter and approximately 6%, or $308 million, for the first two quarters). Also contributing for both periods were incremental revenues from 412 net new company-operated store openings over the past 12 months (approximately $82 million for the second quarter and $165 million for the first two quarters).

Licensed store revenue growth also contributed to the increase in total net revenues for the second quarter and the first two quarters of fiscal 2013 (approximately $32 million and $75 million, respectively). These increases were driven by increased product sales to and royalty revenues from our licensees, resulting from improved comparable store sales and the opening of 679 net new licensed stores over the last 12 months.
CPG, foodservice and other revenues increased $42 million and $104 million for the second quarter and the first two quarters of fiscal 2013, respectively. These increases were primarily due to increased sales of single serve products (approximately $25 million and $61 million, respectively).

Operating Expenses

	Quarter Ended				Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
			% of Total				% of Total
			Net Revenues				Net Revenues
Cost of sales including occupancy costs	$1,530.4	$1,411.9	43.0%	44.2%	$3,151.1	$2,908.0	42.8%	43.8%
Store operating expenses	1,038.4	956.5	29.2	29.9	2,127.9	1,952.2	28.9	29.4
Other operating expenses	112.1	105.3	3.2	3.3	244.6	212.0	3.3	3.2
Depreciation and amortization expenses	153.1	137.1	4.3	4.3	302.0	271.9	4.1	4.1
General and administrative expenses	230.3	206.9	6.5	6.5	462.2	398.4	6.3	6.0
Total operating expenses	3,064.3	2,817.7	86.2	88.2	6,287.8	5,742.5	85.5	86.6
Income from equity investees	52.5	52.2	1.5	1.6	107.0	97.1	1.5	1.5
Operating income	$544.1	$430.4	15.3%	13.5%	$1,174.6	$986.4	16.0%	14.9%
Store operating expenses as a % of related revenues			37.0%	37.9%			36.7%	37.2%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 120 basis points and 100 basis points for the second quarter and the first two quarters of fiscal 2013, respectively, primarily driven by lower coffee costs (approximately 50 basis points for both periods).
Store operating expenses as a percentage of total net revenues decreased 70 basis points for the second quarter and 50 basis points for the first two quarters of fiscal 2013. As a percentage of company-operated store revenues, store operating expenses decreased 90 basis points for the second quarter and 50 basis points for the first two quarters of fiscal 2013, primarily driven by sales leverage (approximately 90 basis points for the second quarter and 100 basis points for the first two quarters).

Other operating expenses as a percentage of total net revenues decreased 10 basis points for the second quarter and increased 10 basis points for the first two quarters of fiscal 2013. Excluding the impact of company-operated store revenues, other operating expenses decreased 60 basis points for the second quarter and increased 30 basis points for the first two quarters of fiscal 2013. The second quarter decrease was primarily driven by sales leverage from licensed store revenue growth (approximately 80 basis points). The increase for the first two quarters was primarily due to increased marketing related to the launch of the Verismo® system by Starbucks in Channel Development (approximately 90 basis points), partially offset by sales leverage.

General and administrative expenses as a percentage of total net revenues were flat for the second quarter and increased 30 basis points for the first two quarters of fiscal 2013. The increase for the first two quarters of fiscal 2013 was driven by the company's October Global Leadership Conference (approximately 40 basis points).
Income from equity investees was flat for the second quarter and increased $10 million for the first two quarters of fiscal 2013, primarily due to increased income from our joint venture operations in Japan and China, as well as improved performance from our North American Coffee Partnership joint venture which produces, bottles and distributes our ready to drink beverages. The improved performance from these joint ventures was partially offset by the absence this year of $6.7 million of non-routine income included in income from equity investees in the second quarter of the prior year.
The combination of these changes resulted in an increase in operating margin of 180 basis points for the second quarter and 110 basis points for the first two quarters of fiscal 2013.

Other Income and Expenses

	Quarter Ended				Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating income	$544.1	$430.4	15.3%	13.5%	$1,174.6	$986.4	16.0%	14.9%
Interest income and other, net	50.8	35.3	1.4	1.1	48.0	58.5	0.7	0.9
Interest expense	(6.1)	(8.8)	(0.2)	(0.3)	(12.7)	(17.4)	(0.2)	(0.3)
Earnings before income taxes	588.8	456.9	16.6	14.3	1,209.9	1,027.5	16.4	15.5
Income taxes	198.1	146.8	5.6	4.6	386.8	335.2	5.3	5.1
Net earnings including noncontrolling interests	390.7	310.1	11.0	9.7	823.1	692.3	11.2	10.4
Net earnings (loss) attributable to noncontrolling interest	0.3	0.2	—	—	0.6	0.4	—	—
Net earnings attributable to Starbucks	$390.4	$309.9	11.0%	9.7%	$822.5	$691.9	11.2%	10.4%
Effective tax rate including noncontrolling interest			33.6%	32.1%			32.0%	32.6%
For the second quarter and the first two quarters of fiscal 2013, net interest income and other increased $16 million and decreased $11 million, respectively. The increase for the second quarter was primarily due to a gain on the sale of our equity in the joint venture that operates Starbucks® stores in Mexico (approximately $35 million). Also contributing to the increase for the second quarter was net favorable foreign exchange fluctuations (approximately $4 million). These increases were partially offset by the absence of additional income recognized in the prior year period associated with unredeemed gifts cards due to a court ruling related to state unclaimed property laws (approximately $29 million).
The decrease for the first two quarters was primarily due to the absence of additional income recognized in the prior year period associated with unredeemed gifts cards due to a court ruling related to state unclaimed property laws (approximately $29 million) and mark-to-market adjustments from derivatives used to manage our risk of commodity price fluctuations (approximately $13 million). These decreases were partially offset by a gain on the sale of our equity in the joint venture that operates Starbucks® stores in Mexico (approximately $35 million).

The effective tax rate for the quarter ended March 31, 2013 was 33.6% compared to 32.1% for the same quarter in fiscal 2012. The increase in the rate for the second quarter of fiscal 2013 was primarily due to an increase in taxable income in the US relative to foreign jurisdictions with lower tax rates. The effective tax rate for the two quarters ended March 31, 2013 was 32.0% compared to 32.6% for the same period in fiscal 2012. The decrease in the rate for the first two quarters of fiscal 2013 was primarily due to the recognition of a net tax benefit in the first quarter of fiscal 2013 primarily from state income tax expense adjustments for returns filed in prior years.

Segment Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment (in millions):

Americas

	Quarter Ended				Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
			% of Americas Net Revenues				% of Americas Net Revenues
Total net revenues	$2,604.1	$2,374.7			$5,444.7	$4,953.2
Cost of sales including occupancy costs	1,000.0	941.6	38.4%	39.7%	2,092.5	1,948.3	38.4%	39.3%
Store operating expenses	891.9	837.4	34.2	35.3	1,851.7	1,712.2	34.0	34.6
Other operating expenses	21.2	18.7	0.8	0.8	51.2	39.2	0.9	0.8
Depreciation and amortization expenses	105.6	97.2	4.1	4.1	211.0	194.3	3.9	3.9
General and administrative expenses	38.1	32.4	1.5	1.4	100.9	63.0	1.9	1.3
Total operating expenses	2,056.8	1,927.3	79.0	81.2	4,307.3	3,957.0	79.1	79.9
Income from equity investees	2.4	2.1	0.1	0.1	2.4	2.1	0.0	0.0
Operating income	$549.7	$449.5	21.1%	18.9%	$1,139.8	$998.3	20.9%	20.2%
Store operating expenses as a % of related revenues			37.5%	38.6%			37.3%	37.8%
Revenues
Americas total net revenues for the second quarter and the first two quarters of fiscal 2013 increased $229 million, or 10%, and $492 million, or 10%, respectively. These increases were primarily driven by increased revenues from company-operated stores (contributing $206 million and $436 million, respectively) and licensed stores (contributing $18 million and $41 million, respectively).
An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for both periods (approximately 6%, or $140 million, for the second quarter and approximately 6%, or $293 million, for the first two quarters). The increases in licensed store revenues were primarily due to increased product sales to and higher royalty revenues from our licensees (approximately $19 million for the second quarter and approximately $45 million for the first two quarters), primarily resulting from improved comparable store sales and the opening of 270 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 130 basis points and 90 basis points for the second quarter and the first two quarters of fiscal 2013, respectively. These decreases were primarily driven by lower coffee costs (approximately 40 basis points for the second quarter and approximately 30 basis points for the first two quarters). Also contributing to the decrease for both periods was sales leverage on occupancy costs.
Store operating expenses as a percentage of total net revenues decreased 110 basis points for the second quarter and 60 basis points for the first two quarters of fiscal 2013, primarily driven by sales leverage (approximately 100 basis points for both periods).
Other operating expenses as a percentage of total net revenues was flat for the second quarter and increased 10 basis points for the first two quarters of fiscal 2013. Other operating expenses as a percentage of non-company-operated store revenues increased 20 basis points for the second quarter and 140 basis points for the first two quarters of fiscal 2013. The increase for the first two quarters was primarily due to incremental costs related to our acquisition of Bay Bread LLC (doing business as La Boulange), which was completed in the fourth quarter of fiscal 2012.
General and administrative expenses as a percentage of total net revenues increased 10 basis points and 60 basis points for the second quarter and the first two quarters of fiscal 2013, respectively. The increase for the second quarter was largely due to investments in deepening certain capabilities across the organization to support future growth. The increase for the first two quarters was driven by the company's October Global Leadership Conference (approximately 50 basis points).
The combination of these changes resulted in an overall increase in operating margin of 220 basis points for the second quarter and 70 basis points for the first two quarters of fiscal 2013.

EMEA

	Quarter Ended				Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
			% of EMEA Net Revenues				% of EMEA Net Revenues
Total net revenues	$273.2	$272.4			$579.3	$575.6
Cost of sales including occupancy costs	140.8	143.9	51.5%	52.8%	293.3	294.4	50.6%	51.1%
Store operating expenses	83.2	91.9	30.5	33.7	173.5	185.7	29.9	32.3
Other operating expenses	10.7	8.9	3.9	3.3	19.1	17.6	3.3	3.1
Depreciation and amortization expenses	13.7	14.3	5.0	5.2	27.9	28.5	4.8	5.0
General and administrative expenses	19.6	20.4	7.2	7.5	38.0	37.8	6.6	6.6
Total operating expenses	268.0	279.4	98.1	102.6	551.8	564.0	95.3	98.0
Income from equity investees	—	—	—	—	—	0.3	—	0.1
Operating income (loss)	$5.2	$(7.0)	1.9%	(2.6)%	$27.5	$11.9	4.7%	2.1%
Store operating expenses as a % of related revenues			38.0%	39.4%			36.8%	37.3%
Revenues
EMEA total net revenues increased $1 million for the second quarter of fiscal 2013 and increased $4 million, or 1%, for the first two quarters of fiscal 2013. Licensed store revenues grew (approximately $15 million, or 48%, for the second quarter and $27 million, or 44%, for the first two quarters), due to increased product sales to and higher royalty revenues from our licensees, primarily resulting from the opening of 117 net new licensed stores over the past 12 months and improved comparable store sales. The licensed store revenue increases were nearly offset by a decline in company-operated store revenues (approximately $15 million for the second quarter and approximately $26 million for the first two quarters), primarily resulting from our prior store portfolio optimization activities.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 130 basis points for the second quarter and 50 basis points for the first two quarters of fiscal 2013. These decreases were primarily driven by a reduction to the estimated asset retirement obligations of our store leases in the region (approximately 220 basis points for the second quarter and approximately 100 basis points for the first two quarters), partially offset by the impact of a shift in the composition of our store portfolio in the region to more licensed stores.
Store operating expenses as a percentage of total net revenues decreased 320 basis points for the second quarter and 240 basis points for the first two quarters of fiscal 2013. As a percentage of company-operated store revenues, store operating expenses decreased 140 basis points for the second quarter and 50 basis points for the first two quarters of fiscal 2013, primarily driven by operational efficiencies.
Other operating expenses as a percentage of total net revenues increased 60 basis points for the second quarter and 20 basis points for the first two quarters of fiscal 2013. Excluding the impact of company-operated store revenues, other operating expenses decreased 320 basis points for the second quarter and 490 basis points for the first two quarters, primarily driven by sales leverage from licensed store revenue growth and operational efficiencies.
The combination of these changes resulted in an overall increase in operating margin of 450 basis points for the second quarter and 260 basis points for the first two quarters of fiscal 2013.

China / Asia Pacific

	Quarter Ended				Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
			% of CAP Net Revenues				% of CAP Net Revenues
Total net revenues	$213.6	$174.6			$427.7	$341.5
Cost of sales including occupancy costs	104.9	86.8	49.1%	49.7%	211.4	171.2	49.4%	50.1%
Store operating expenses	40.3	27.2	18.9	15.6	79.7	54.3	18.6	15.9
Other operating expenses	11.5	9.7	5.4	5.6	21.7	21.1	5.1	6.2
Depreciation and amortization expenses	8.5	5.6	4.0	3.2	15.9	10.6	3.7	3.1
General and administrative expenses	10.9	10.0	5.1	5.7	23.5	19.2	5.5	5.6
Total operating expenses	176.1	139.3	82.4	79.8	352.2	276.4	82.3	80.9
Income from equity investees	30.8	32.9	14.4	18.8	64.9	60.5	15.2	17.7
Operating income	$68.3	$68.2	32.0%	39.1%	$140.4	$125.6	32.8%	36.8%
Store operating expenses as a % of related revenues			25.8%	23.1%			26.0%	23.7%
Revenues
CAP total net revenues for the second quarter and the first two quarters of fiscal 2013 increased $39 million, or 22%, and $86 million, or 25%, respectively, primarily driven by increased revenues from company-operated stores (contributing $39 million for the second quarter and $78 million for the first two quarters).
The increases in company-operated store revenues were driven by the opening of 204 net new company-operated stores over the past 12 months (approximately $28 million for the second quarter and approximately $52 million for the first two quarters) and an increase in comparable store sales (approximately 8%, or $9 million, for the second quarter and approximately 9%, or $21 million, for the first two quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 60 basis points for the second quarter and 70 basis points for the first two quarters of fiscal 2013, primarily due to lower commodity costs (approximately 40 basis points), mainly coffee.
Store operating expenses as a percentage of total net revenues increased 330 basis points for the second quarter and 270 basis points for the first two quarters of fiscal 2013. As a percentage of company-operated store revenues, store operating expenses increased 270 basis points for the second quarter and 230 basis points for the first two quarters, primarily driven by increased costs associated with the expansion efforts of company-operated stores in mainland China.
Other operating expenses as a percentage of total net revenues decreased 20 basis points for the second quarter and 110 basis points for the first two quarters of fiscal 2013. Other operating expenses as a percentage of non company-operated store revenues increased 310 basis points for the second quarter and decreased 70 basis points for the first two quarters. The increase for the second quarter was driven by increased costs associated with the expansion efforts in mainland China, largely due to higher headcount in our regional support centers. The decrease for the first two quarters was primarily due to the absence of prior period asset impairments (approximately 90 basis points).
Income from equity investees decreased $2 million for the second quarter and increased $4 million for the first two quarters of fiscal 2013. Improved performance of our joint venture operations in Japan and China was offset by the absence of non-routine income (approximately $7 million) this year that was included in the second quarter of fiscal 2012 results. In addition to this additional income, the growth in segment revenues also contributed to income from equity investees declining as a percentage of total net revenues for both periods.

The changes in the above line items contributed to an overall decrease in operating margin of 710 basis points for the second quarter and 400 basis points for the first two quarters of fiscal 2013.

Channel Development

	Quarter Ended				Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Total net revenues	$343.5	$321.5			$723.4	$657.3
Cost of sales	212.6	204.7	61.9%	63.7%	447.8	425.3	61.9%	64.7%
Other operating expenses	49.3	49.3	14.4	15.3	112.4	99.5	15.5	15.1
Depreciation and amortization expenses	0.3	0.3	0.1	0.1	0.6	0.7	0.1	0.1
General and administrative expenses	6.5	4.9	1.9	1.5	11.3	8.7	1.6	1.3
Total operating expenses	268.7	259.2	78.2	80.6	572.1	534.2	79.1	81.3
Income from equity investees	19.3	17.2	5.6	5.3	39.7	34.2	5.5	5.2
Operating income	$94.1	$79.5	27.4%	24.7%	$191.0	$157.3	26.4%	23.9%
Revenues
Total Channel Development net revenues for the second quarter and the first two quarters of fiscal 2013 increased $22 million, or 7%, and $66 million, or 10%, respectively, primarily due to increased sales of single serve products (approximately $25 million for the second quarter and approximately $61 million for the first two quarters).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 180 basis points for the second quarter and 280 basis points for the first two quarters of fiscal 2013. These decreases were primarily driven by lower coffee costs (approximately 230 basis points for the second quarter and approximately 210 basis points for the first two quarters).
The changes in the above line items contributed to an overall increase in operating margin of 270 basis points for the second quarter and 250 basis points for the first two quarters of fiscal 2013.

All Other Segments

	Quarter Ended			Two Quarters Ended
	Mar 31, 2013	Apr 1, 2012	% Change	Mar 31, 2013	Apr 1, 2012	% Change
Total net revenues	$121.5	$52.7	130.6%	$180.3	$104.2	73.0%
Cost of sales	69.7	34.4	102.6	106.0	68.3	55.2
Store operating expenses	23.0	—	100.0	23.0	—	100.0
Other operating expenses	19.4	18.7	3.7	40.2	34.6	16.2
Depreciation and amortization expenses	3.4	0.6	466.7	4.3	1.0	330.0
General and administrative expenses	10.1	5.7	77.2	15.0	9.8	53.1
Total operating expenses	125.6	59.4	111.4	188.5	113.7	65.8
Operating loss	$(4.1)	$(6.7)	(38.8)%	$(8.2)	$(9.5)	(13.7)%
All Other Segments includes Teavana, Seattle's Best Coffee, Evolution Fresh, Tazo Retail and Digital Ventures.

Total net revenues for All Other Segments for the second quarter and the first two quarters of fiscal 2013 increased $69 million and $76 million, respectively, primarily due to incremental revenues from the acquisition of Teavana in the second quarter of fiscal 2013 (approximately $59 million for both periods).
Total operating expenses increased $66 million and $75 million for the second quarter and the first two quarters of fiscal 2013, respectively, primarily due to incremental expenses from the acquisition of Teavana.

Fiscal Second Quarter 2013 Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Americas
Company-operated stores (1)	25	22	52	34	7,895	7,643
Licensed stores (1)	70	50	130	134	5,100	4,830
	95	72	182	168	12,995	12,473
EMEA
Company-operated stores (2)	(4)	(3)	(24)	5	858	877
Licensed stores (2)	26	20	53	37	1,040	923
	22	17	29	42	1,898	1,800
China / Asia Pacific
Company-operated stores	66	28	113	63	779	575
Licensed stores	81	55	159	141	2,787	2,475
	147	83	272	204	3,566	3,050
All Other Segments
Company-operated stores	306	3	309	2	323	16
Licensed stores	20	1	10	1	86	81
	326	4	319	3	409	97

Total Company	590	176	802	417	18,868	17,420

(1)    Americas store data has been adjusted to exclude Seattle's Best Coffee, Evolution Fresh and Tazo retail, which are now reported within All Other Segments.

(2)    EMEA store data has been adjusted for the transfer of certain company-operated stores to licensees in the fourth quarter of fiscal 2012.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and short-term investments totaled $1.7 billion and $2.0 billion as of March 31, 2013 and September 30, 2012, respectively. As of March 31, 2013, approximately $742.7 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $337.3 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consist predominantly of US Treasury securities, commercial paper, corporate bonds, US Agency securities, and certificates of deposit. Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers, as well as certificates of deposits with maturities greater than one year.

Borrowing Capacity
Our previous $500 million unsecured, revolving credit facility (the “2010 credit facility”) was set to mature November 2014. In the second quarter of fiscal 2013, we replaced the 2010 credit facility with a new $750 million unsecured, revolving credit facility (the “2013 credit facility”) with various banks, of which $150 million may be used for issuances of letters of credit.
The 2013 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on February 5, 2018. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the 2013 credit facility will bear interest at a variable rate based on LIBOR, and, for US Dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2013 credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 2013 credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. As with the 2010 credit facility, the 2013 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 31, 2013, we were in compliance with each of these covenants.
The indenture under which our $550 million of 10-year 6.25% Senior Notes were issued also requires us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 31, 2013, we were in compliance with each of these covenants.
Use of Cash
We expect to use our cash and short-term investments, including any potential future borrowings under the credit facility and our commercial paper program, to invest in our core businesses, including product innovations and related marketing support, and other new business opportunities related to our core businesses. We believe that future cash flows generated from operations and existing cash and short-term investments, both domestically and internationally, will be sufficient to finance capital requirements for our core businesses in those respective markets as well as shareholder distributions for the foreseeable future.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of March 31, 2013 to be indefinitely reinvested and, accordingly, no US income or foreign withholding taxes have been provided on such earnings. We have not repatriated, nor do we anticipate the need to repatriate, funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US we would be subject to additional US income taxes, which could be material. We do not believe it is practical to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.

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
As discussed further in Note 10, we are in arbitration with Kraft Foods Global, Inc. (now known as Kraft Foods Group, Inc.) (“Kraft”) for a commercial dispute relating to a distribution agreement we previously held with Kraft. As a part of those proceedings Kraft has claimed damages inclusive of a premium and interest for terminating the arrangement. We believe we have valid claims of material breach by Kraft under the Agreement. We also believe Kraft’s claim is highly inflated and based upon faulty analysis. However, should the arbitration result in an unfavorable outcome, we believe we have adequate liquidity.
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
During the second quarter of fiscal 2013, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.21 per share to be paid on May 24, 2013 to shareholders of record as of the close of business on May 9, 2013. Starbucks repurchased 10.8 million shares of common stock ($544.1 million) during the first two quarters of fiscal 2013 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of March 31, 2013 totaled 26.4 million.

Cash Flows
Cash provided by operating activities was $1.4 billion for the first two quarters of fiscal 2013, compared to $575.6 million for the same period in fiscal 2012. The increase was primarily due to a net decrease in working capital accounts, primarily driven by a decrease in inventories and decreased payments on accounts payable.
Cash used by investing activities for the first two quarters of fiscal 2013 totaled $613.0 million, compared to $287.0 million for the same period in fiscal 2012. The increase was primarily due to cash paid to acquire Teavana and an increase in capital expenditures, primarily for remodeling and renovating existing company-operated stores and opening new retail stores, partially offset by a net increase in cash received from investment securities.
Cash used by financing activities for the first two quarters of fiscal 2013 totaled $718.5 million, compared to $11.9 million for the same period in fiscal 2012. The increase was primarily due to an increase in cash returned to shareholders through common share repurchases and dividend payments in the first two quarters of fiscal 2013. Also contributing was an increase in minimum tax withholdings on share-based awards related to the issuance of deferred shares to our chairman, president and ceo.
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
During the second quarter of fiscal 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 31, 2013).
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
In the first quarter of fiscal 2011, Starbucks notified Kraft Foods Global, Inc. (now known as Kraft Foods Group, Inc.) (“Kraft”) that we were discontinuing our distribution arrangement with Kraft on March 1, 2011 due to material breaches by Kraft of its obligations under the Supply and License Agreement between the Company and Kraft, dated March 29, 2004 (the “Agreement”), which defined the main distribution arrangement between the parties. Through our arrangement with Kraft, Starbucks sold a selection of Starbucks and Seattle's Best Coffee branded packaged coffees in grocery and warehouse club stores throughout the US, and to grocery stores in Canada, the UK and other European countries. Kraft managed the distribution, marketing, advertising and promotion of these products.
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
On December 6, 2010, Kraft commenced a federal court action against Starbucks, entitled Kraft Foods Global, Inc. v. Starbucks Corporation, in the U.S. District Court for the Southern District of New York (the “District Court”) seeking injunctive relief to prevent Starbucks from terminating the distribution arrangement until the parties' dispute is resolved through the arbitration proceeding. On January 28, 2011, the District Court denied Kraft's request for injunctive relief. Kraft appealed the District Court's decision to the Second Circuit Court of Appeals. On February 25, 2011, the Second Circuit Court of Appeals affirmed the District Court's decision. As a result, Starbucks has been in full control of our packaged coffee business since March 1, 2011.
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
On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claimed damages of up to $62.9 million from the loss of sales resulting from Kraft's failure to use commercially reasonable efforts to market Starbucks® coffee, plus attorney fees. Kraft's expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claimed damages of up to $2.9 billion, plus attorney fees.  The arbitration hearing commenced on July 11, 2012 and was completed on August 3. Starbucks presented evidence of material breaches on Kraft's part and sought nominal damages from Kraft for those breaches. Kraft presented evidence denying it had breached the parties' Agreement and sought damages of $2.9 billion plus attorney fees. We were expecting a decision from the Arbitrator in the first half of fiscal 2013 but now expect a decision in the second half of fiscal 2013.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
December 31, 2012 — January 27, 2013	75,000	$53.00	75,000	29,018,902
January 28, 2013 — February 24, 2013	—	—	—	29,018,902
February 25, 2013 — March 31, 2013	2,659,391	55.43	2,659,391	26,359,511
Total	2,734,391	$55.36	2,734,391

(1)	Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2013.

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

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of November 14, 2012, among Starbucks Corporation, Taj Acquisition Corp. and Teavana Holdings, Inc.	8-K	0-20322	11/15/2012	2.1

3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1

3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	10-K	0-20322	11/16/2012	3.2

10.1	Credit Agreement, dated February 5, 2013, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	2/8/2013	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 30, 2013

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer