Form 10-Q
period 2013-06-30
STARBUCKS CORP
filed 2013-07-30
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 24, 2013
Common Stock, par value $0.001 per share	751.4 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Net revenues:
Company-operated stores	$2,986.3	$2,615.6	$8,783.7	$7,868.6
Licensed stores	342.0	308.2	1,014.2	905.1
CPG, foodservice and other	413.4	379.8	1,299.3	1,161.7
Total net revenues	3,741.7	3,303.6	11,097.2	9,935.4
Cost of sales including occupancy costs	1,597.6	1,446.1	4,748.6	4,354.1
Store operating expenses	1,084.1	976.0	3,212.2	2,928.3
Other operating expenses	105.3	105.9	349.9	317.9
Depreciation and amortization expenses	153.3	136.7	455.3	408.6
General and administrative expenses	249.6	199.0	711.7	597.4
Total operating expenses	3,189.9	2,863.7	9,477.7	8,606.3
Income from equity investees	63.4	51.7	170.4	148.8
Operating income	615.2	491.6	1,789.9	1,477.9
Interest income and other, net	3.5	9.7	51.4	68.2
Interest expense	(6.3)	(8.9)	(19.0)	(26.2)
Earnings before income taxes	612.4	492.4	1,822.3	1,519.9
Income taxes	194.6	159.1	581.4	494.2
Net earnings including noncontrolling interest	417.8	333.3	1,240.9	1,025.7
Net earnings attributable to noncontrolling interest	—	0.2	0.6	0.6
Net earnings attributable to Starbucks	$417.8	$333.1	$1,240.3	$1,025.1
Earnings per share - basic	$0.56	$0.44	$1.66	$1.36
Earnings per share - diluted	$0.55	$0.43	$1.63	$1.33
Weighted average shares outstanding:
Basic	749.7	758.9	748.3	753.8
Diluted	761.9	776.8	761.5	772.9
Cash dividends declared per share	$0.21	$0.17	$0.63	$0.51
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Net earnings including noncontrolling interest	$417.8	$333.3	$1,240.9	$1,025.7
Other comprehensive income/(loss), net of tax:
Unrealized holding losses on available-for-sale securities	(0.3)	—	(0.3)	—
Tax benefit	0.1	—	0.1	—
Unrealized holding gains/(losses) on cash flow hedging instruments	55.6	(22.5)	34.9	(39.0)
Tax (expense)/benefit	(20.0)	2.6	(19.7)	3.2
Unrealized holding gains/(losses) on net investment hedging instruments	7.9	(5.4)	34.3	4.9
Tax (expense)/benefit	(2.9)	2.0	(12.7)	(1.8)
Reclassification adjustment for net losses realized in net earnings for cash flow hedges	11.1	4.1	27.3	10.0
Tax benefit	(0.5)	(1.0)	(1.9)	(3.1)
Net unrealized holding gains/(losses)	51.0	(20.2)	62.0	(25.8)
Translation adjustment	(25.0)	(23.0)	(74.7)	(22.5)
Tax (expense)/benefit	5.8	(1.0)	4.5	(0.5)
Other comprehensive income/(loss)	31.8	(44.2)	(8.2)	(48.8)
Comprehensive income/(loss) including noncontrolling interest	449.6	289.1	1,232.7	976.9
Comprehensive income attributable to noncontrolling interest	—	0.2	0.6	0.6
Comprehensive income attributable to Starbucks	$449.6	$288.9	$1,232.1	$976.3

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jun 30, 2013	Sep 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,430.8	$1,188.6
Short-term investments	613.5	848.4
Accounts receivable, net	506.8	485.9
Inventories	1,173.8	1,241.5
Prepaid expenses and other current assets	302.0	196.5
Deferred income taxes, net	212.8	238.7
Total current assets	4,239.7	4,199.6
Long-term investments	45.5	116.0
Equity and cost investments	443.4	459.9
Property, plant and equipment, net	2,987.1	2,658.9
Other assets	485.8	385.7
Goodwill	860.9	399.1
TOTAL ASSETS	$9,062.4	$8,219.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$415.2	$398.1
Accrued liabilities	1,149.7	1,133.8
Insurance reserves	177.5	167.7
Deferred revenue	682.0	510.2
Total current liabilities	2,424.4	2,209.8
Long-term debt	549.7	549.6
Other long-term liabilities	340.7	345.3
Total liabilities	3,314.8	3,104.7
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 751.1 shares and 749.3 shares (includes 3.4 common stock units), respectively	0.8	0.7
Additional paid-in capital	167.7	39.4
Retained earnings	5,558.5	5,046.2
Accumulated other comprehensive income	14.5	22.7
Total shareholders’ equity	5,741.5	5,109.0
Noncontrolling interest	6.1	5.5
Total equity	5,747.6	5,114.5
TOTAL LIABILITIES AND EQUITY	$9,062.4	$8,219.2
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012
OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$1,240.9	$1,025.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	479.3	427.7
Deferred income taxes, net	3.9	33.6
Income earned from equity method investees, net of distributions	(42.6)	(37.7)
Gain resulting from sale of equity in joint venture	(35.2)	—
Stock-based compensation	105.6	114.8
Other	18.3	10.0
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(20.3)	(44.8)
Inventories	88.8	(285.1)
Accounts payable	20.8	(139.1)
Accrued liabilities and insurance reserves	38.1	(13.8)
Deferred revenue	168.1	71.8
Prepaid expenses, other current assets and other assets	(27.9)	(36.2)
Net cash provided by operating activities	2,037.8	1,126.9
INVESTING ACTIVITIES:
Purchase of investments	(495.8)	(1,578.6)
Sales, maturities and calls of investments	803.2	1,452.9
Acquisitions, net of cash acquired	(576.9)	(29.7)
Additions to property, plant and equipment	(782.2)	(516.5)
Proceeds from sale of equity in joint venture	50.3	—
Other	3.0	(12.3)
Net cash used by investing activities	(998.4)	(684.2)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	199.5	211.3
Excess tax benefit from exercise of stock options	229.2	156.5
Principal payments on long-term debt	(35.2)	—
Cash dividends paid	(470.9)	(384.0)
Repurchase of common stock	(588.1)	(15.7)
Minimum tax withholdings on share-based awards	(120.6)	(56.1)
Other	2.3	(0.5)
Net cash used by financing activities	(783.8)	(88.5)
Effect of exchange rate changes on cash and cash equivalents	(13.4)	(1.0)
Net increase in cash and cash equivalents	242.2	353.2
CASH AND CASH EQUIVALENTS:
Beginning of period	1,188.6	1,148.1
End of period	$1,430.8	$1,501.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$17.2	$17.2
Income taxes	$417.3	$311.4
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of June 30, 2013, and for the quarter and three quarters ended June 30, 2013 and July 1, 2012, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended June 30, 2013 and July 1, 2012 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended June 30, 2013 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal 2013.
Recent Accounting Pronouncements
In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance requires a parent to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance will become effective for us at the beginning of our first quarter of fiscal 2015. The adoption of this new guidance will not have a material impact on our financial statements.
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
On May 2, 2013, we acquired 100% ownership of a coffee farm in Costa Rica for $8.1 million in cash. The fair value of the net assets acquired on the acquisition date primarily comprises property, plant and equipment.
On December 31, 2012, we acquired 100% of the outstanding shares of Teavana Holdings, Inc. (“Teavana”), a specialty retailer of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise, to elevate our tea offerings as well as expand our domestic and global tea footprint. We acquired Teavana for $615.8 million in cash. Of the total cash paid, $13.5 million was excluded from the purchase price allocation below as it represents contingent consideration receivable. At closing, we also repaid $35.2 million of long term debt outstanding on Teavana's balance sheet, which was recognized separately from the business combination. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date (in millions):

Fair Value at Dec 31, 2012
Cash and cash equivalents	$47.0
Inventories	21.3
Property, plant and equipment	59.7
Intangible assets	120.8
Goodwill	466.2
Other current and noncurrent assets	19.8
Current liabilities	(36.0)
Long-term deferred tax liability	(54.3)
Long-term debt	(35.2)
Other long-term liabilities	(7.0)
Total purchase price	$602.3

During the third quarter of fiscal 2013, we recorded certain immaterial purchase accounting adjustments, which are reflected in the purchase price allocation table above.
The assets acquired and liabilities assumed are reported within All Other Segments. Other current and noncurrent assets acquired primarily include prepaid expenses, trade receivables, and deferred tax assets. In addition, we assumed various current liabilities primarily consisting of accounts payable, accrued payroll related liabilities and other accrued operating expenses. The intangible assets acquired as part of the transaction include the Teavana trade name, tea blends and non-compete agreements. The Teavana trade name was valued at $105.5 million and determined to have an indefinite life, based on our expectation that the brand will be used indefinitely and has no contractual limitations. The intangible asset related to the tea blends was valued at $13.0 million and will be amortized on a straight-line basis over a period of 10 years, and the intangible asset related to the non-compete agreements was valued at $2.3 million and will be amortized on a straight-line basis over a period of 3 years. The $466.2 million of goodwill represents the intangible assets that do not qualify for separate recognition, primarily including Teavana's established global store presence in high traffic mall locations and other high-sales-volume retail venues, Teavana's global customer base, and Teavana's "Heaven of tea" retail experience in which store employees engage and educate customers about the ritual and enjoyment of tea. The goodwill was allocated to All Other Segments and is not deductible for income tax purposes.

Note 3:	Derivative Financial Instruments
Interest Rates
During the third quarter of fiscal 2013, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $750.0 million. These swaps hedge the variability in cash flows due to changes in the benchmark interest rate related to an anticipated fixed-rate debt issuance in 2013. We intend to cash settle these agreements upon issuance of the fixed-rate debt, effectively locking in the benchmark interest rate in effect at the time the swap agreements were initiated. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized using the constant effective yield method as a component of interest expense, as the underlying interest expense on the related debt is recognized in the consolidated statements of earnings.
Net derivative gains from these cash flow hedges of $31.1 million, net of taxes, were included in accumulated other comprehensive income as of June 30, 2013. We had no outstanding forward-starting interest rate swaps as of September 30, 2012. Of the net derivative gains accumulated as of June 30, 2013, $2.0 million is expected to be reclassified into earnings within 12 months and will also continue to experience fair value changes before affecting earnings.
Foreign Currency
We enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. Net derivative gains from these cash flow hedges of $3.3 million and net derivative losses of $2.9 million, net of taxes, were included in accumulated other comprehensive income as of June 30, 2013 and September 30, 2012, respectively. Of the net derivative gains accumulated as of June 30, 2013, $2.5 million is expected to be reclassified into earnings within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 23 months.
We also enter into net investment derivative instruments to hedge our equity method investment in Starbucks Coffee Japan, Ltd., to minimize foreign currency exposure. Net derivative losses from net investment hedges of $12.0 million and $33.6 million, net of taxes, were included in accumulated other comprehensive income as of June 30, 2013 and September 30, 2012, respectively. Outstanding contracts will expire within 32 months.
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
Coffee
Depending on market conditions, we enter into futures contracts to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5. Net derivative losses of $30.0 million and $32.9 million, net of taxes, were included in accumulated other comprehensive income as of June 30, 2013 and September 30, 2012, respectively, related to coffee hedges. Of the net derivative losses accumulated as of June 30, 2013, $29.0 million is expected to be reclassified into earnings within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 9 months.
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

The following table presents the pretax effect of derivative contracts designated as hedging instruments on earnings and other comprehensive income ("OCI") for the quarter and three quarters ended (in millions):

	Interest Rates		Foreign Currency		Coffee
Quarter Ended	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$—	$—	$2.4	$(2.8)	$(13.3)	$(1.3)
Gain/(Loss) recognized in OCI	$49.3	$—	$5.6	$(1.9)	$0.7	$(20.6)
Net Investment Hedges:
Gain/(Loss) recognized in earnings			$—	$—
Gain/(Loss) recognized in OCI			$7.9	$(5.4)

	Interest Rates		Foreign Currency		Coffee
Three Quarters Ended	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$—	$—	$3.0	$(8.6)	$(29.6)	$(1.3)
Gain/(Loss) recognized in OCI	$49.3	$—	$12.0	$1.0	$(26.4)	$(40.0)
Net Investment Hedges:
Gain/(Loss) recognized in earnings			$—	$—
Gain/(Loss) recognized in OCI			$34.3	$4.9
The amounts shown in the above table as recognized in earnings for interest rates, foreign currency and coffee hedges represent the realized gains/(losses) reclassified from OCI to net earnings during the year. The amounts shown as recognized in OCI are prior to these reclassifications.

The following table presents the pretax effect of derivative contracts not designated as hedging instruments on earnings for the quarter and three quarters ended (in millions):

	Foreign Currency		Coffee		Dairy		Diesel Fuel
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Gain/(Loss) recognized in earnings for the quarter ended	$0.4	$4.2	$—	$—	$(2.0)	$1.2	$0.1	$(0.9)
Gain/(Loss) recognized in earnings for the three quarters ended	$2.6	$—	$(2.1)	$—	$(4.6)	$2.0	$0.2	$0.7
Notional amounts of outstanding derivative contracts (in millions):

	Jun 30, 2013	Sep 30, 2012
Interest rates	$750	$—
Foreign currency	393	383
Coffee	3	125
Dairy	34	72
Diesel fuel	5	24

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,430.8	$1,430.8	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	10.0	—	10.0	—
Commercial paper	123.9	—	123.9	—
Corporate debt securities	71.9	—	71.9	—
Government treasury securities	311.9	311.9	—	—
Certificates of deposit	34.1	—	34.1	—
Total available-for-sale securities	551.8	311.9	239.9	—
Trading securities	61.7	61.7	—	—
Total short-term investments	613.5	373.6	239.9	—
Short-term derivatives	68.6	—	68.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	4.0	—	4.0	—
Corporate debt securities	27.7	—	27.7	—
Auction rate securities	13.8	—	—	13.8
Total long-term investments	45.5	—	31.7	13.8
Long-term derivatives	12.9	—	12.9	—
Total	$2,171.3	$1,804.4	$353.1	$13.8
Liabilities:
Short-term derivatives	$3.0	$—	$3.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,188.6	$1,188.6	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	80.0	—	80.0	—
Commercial paper	103.9	—	103.9	—
Corporate debt securities	84.3	—	84.3	—
Government treasury securities	459.7	459.7	—	—
Certificates of deposit	62.9	—	62.9	—
Total available-for-sale securities	790.8	459.7	331.1	—
Trading securities	57.6	57.6	—	—
Total short-term investments	848.4	517.3	331.1	—
Short-term derivatives	9.5	—	9.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	14.0	—	14.0	—
Corporate debt securities	61.3	—	61.3	—
Auction rate securities	18.6	—	—	18.6
Certificates of deposit	22.1	—	22.1	—
Total long-term investments	116.0	—	97.4	18.6
Total	$2,162.5	$1,705.9	$438.0	$18.6
Liabilities:
Short-term derivatives	$18.9	$—	$18.9	$—
Long-term derivatives	3.0	—	3.0	—
Total	$21.9	$—	$21.9	$—
Short-term and long-term derivative assets are included in prepaid expenses and other current assets and other assets, respectively. Short-term and long-term derivative liabilities are included in other accrued liabilities and other long-term liabilities, respectively.
Gross unrealized holding gains and losses were not material as of June 30, 2013 and September 30, 2012.
Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
Financial instruments measured using Level 3 inputs are comprised entirely of our auction rate securities (“ARS”).
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarter and three quarters ended June 30, 2013 and July 1, 2012, there were no material fair market value adjustments.

Fair Value of Other Financial Instruments
The estimated fair value of the $550 million of 6.25% Senior Notes based on the quoted market price (Level 2) was approximately $638 million and $674 million as of June 30, 2013 and September 30, 2012, respectively.

Note 5:	Inventories

(in millions)	Jun 30, 2013	Sep 30, 2012	Jul 1, 2012
Coffee:
Unroasted	$605.1	$711.3	$749.1
Roasted	229.9	222.2	225.8
Other merchandise held for sale	204.2	181.6	133.4
Packaging and other supplies	134.6	126.4	140.9
Total	$1,173.8	$1,241.5	$1,249.2
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of June 30, 2013, we had committed to purchasing green coffee totaling $363 million under fixed-price contracts and an estimated $414 million under price-to-be-fixed contracts. As of June 30, 2013, approximately $3 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Jun 30, 2013	Sep 30, 2012

Land	$47.0	$46.2
Buildings	258.6	225.2
Leasehold improvements	4,252.5	3,957.6
Store equipment	1,292.4	1,251.0
Roasting equipment	390.3	322.8
Furniture, fixtures and other	888.4	836.2
Work in progress	330.9	264.1
Property, plant and equipment, gross	7,460.1	6,903.1
Less accumulated depreciation	(4,473.0)	(4,244.2)
Property, plant and equipment, net	$2,987.1	$2,658.9

Other Assets	Jun 30, 2013	Sep 30, 2012

Long-term deferred tax asset	$30.9	$97.3
Other intangible assets	268.8	143.7
Other	186.1	144.7
Total other assets	$485.8	$385.7

Accrued Liabilities	Jun 30, 2013	Sep 30, 2012

Accrued compensation and related costs	$402.5	$381.6
Accrued occupancy costs	118.2	126.9
Accrued taxes	82.4	138.3
Accrued dividend payable	157.7	157.4
Other	388.9	329.6
Total accrued liabilities	$1,149.7	$1,133.8

Other Long-Term Liabilities	Jun 30, 2013	Sep 30, 2012

Deferred rent	$207.5	$201.9
Unrecognized tax benefits	81.0	78.4
Asset retirement obligations	28.4	42.6
Other	23.8	22.4
Total other long-term liabilities	$340.7	$345.3

Cost Method Investments
In March 2013, we sold our 18% interest in Cafe Sirena S. de R.L. de CV (a Mexican limited liability company), to our controlling joint venture partner, SC de Mexico, S.A. de CV, owned by Alsea, S.A.B. de C.V. This transaction resulted in a gain of $35.2 million, which was included in net interest income and other in the consolidated statements of earnings in the second quarter of fiscal 2013. Cash proceeds from the sale of $50.3 million were received in April 2013.

Note 7:	Equity
Changes in total equity (in millions):

	Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012
Beginning balance of total equity	$5,114.5	$4,387.3
Net earnings including noncontrolling interest	1,240.9	1,025.7
Other comprehensive loss	(8.2)	(48.8)
Stock-based compensation expense	107.0	116.3
Exercise of stock options/vesting of RSUs	293.6	295.6
Sale of common stock	15.1	14.3
Repurchase of common stock	(544.1)	(15.7)
Cash dividends declared	(471.2)	(386.7)
Ending balance of total equity	$5,747.6	$5,388.0
Components of accumulated other comprehensive income, net of tax (in millions):

	Jun 30, 2013	Sep 30, 2012
Net unrealized losses on available-for-sale securities	$(0.3)	$(0.1)
Net unrealized losses on hedging instruments	(9.9)	(72.1)
Translation adjustment	24.7	94.9
Accumulated other comprehensive income	$14.5	$22.7
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 30, 2013.

Share repurchase activity (in millions, except for average price data):

	Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012
Number of shares acquired	10.8	0.4
Average price per share of acquired shares	$50.52	$36.49
Total cost of acquired shares	$544.1	$15.7
As of June 30, 2013, 26.4 million shares remained available for repurchase under current authorizations.

During the third quarter of fiscal 2013, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.21 per share to be paid on August 23, 2013 to shareholders of record as of the close of business on August 8, 2013.

Note 8:	Employee Stock Plans
As of June 30, 2013, there were 17.7 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 7.8 million shares available for issuance under our employee stock purchase plans.
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

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Options	$8.3	$11.2	$28.1	$35.4
Restricted Stock Units (“RSUs”)	26.4	27.6	77.5	79.4
Total stock-based compensation	$34.7	$38.8	$105.6	$114.8
Value of awards granted and exercised during the period:

	Quarter Ended		Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Estimated fair value per option granted	$14.32	$14.58	$12.84	$12.79
Weighted average option grant price	$62.82	$54.93	$51.00	$44.07
Weighted average price per option exercised	$20.02	$17.23	$16.46	$15.90
Weighted average RSU grant price	$63.10	$55.38	$50.14	$43.93
Stock option and RSU transactions from September 30, 2012 through June 30, 2013 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 30, 2012	33.1	7.3
Granted	3.5	3.1
Options exercised/RSUs vested	(11.2)	(3.4)
Forfeited/expired	(1.3)	(0.9)
Options outstanding/Nonvested RSUs, June 30, 2013	24.1	6.1
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 30, 2013	$39.9	$104.2

Note 9:	Earnings Per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Net earnings attributable to Starbucks	$417.8	$333.1	$1,240.3	$1,025.1
Weighted average common shares and common stock units outstanding (for basic calculation)	749.7	758.9	748.3	753.8
Dilutive effect of outstanding common stock options and RSUs	12.2	17.9	13.2	19.1
Weighted average common and common equivalent shares outstanding (for diluted calculation)	761.9	776.8	761.5	772.9
EPS — basic	$0.56	$0.44	$1.66	$1.36
EPS — diluted	$0.55	$0.43	$1.63	$1.33
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled 0.1 million as of June 30, 2013. There were no out-of-the-money stock options as of July 1, 2012.

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
On April 2, 2012, Starbucks and Kraft exchanged expert reports regarding alleged damages on their affirmative claims. Starbucks claimed damages of up to $62.9 million from the loss of sales resulting from Kraft's failure to use commercially reasonable efforts to market Starbucks® coffee, plus attorney fees. Kraft's expert opined that the fair market value of the Agreement was $1.9 billion. After applying a 35% premium and 9% interest, Kraft claimed damages of up to $2.9 billion, plus attorney fees.  The arbitration hearing commenced on July 11, 2012 and was completed on August 3, 2012. Starbucks presented evidence of material breaches on Kraft's part and sought nominal damages from Kraft for those breaches. Kraft presented evidence denying it had breached the parties' Agreement and sought damages of $2.9 billion plus attorney fees. We expect a decision in the second half of fiscal 2013.
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

The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
June 30, 2013
Total net revenues	$2,776.5	$287.2	$233.7	$336.4	$107.9	$3,741.7
Depreciation and amortization expenses	105.2	13.7	8.6	0.2	3.6	131.3
Income from equity investees	—	—	40.3	23.1	—	63.4
Operating income/(loss)	619.3	9.3	84.7	96.3	(9.4)	800.2

July 1, 2012
Total net revenues	$2,471.2	$282.0	$181.8	$316.4	$52.2	$3,303.6
Depreciation and amortization expenses	97.2	14.4	5.8	0.3	0.7	118.4
Income from equity investees	—	—	30.1	21.2	0.4	51.7
Operating income/(loss)	498.7	1.6	61.3	84.2	(9.1)	636.7

Three Quarters Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
June 30, 2013
Total net revenues	$8,221.2	$866.6	$661.4	$1,059.8	$288.2	$11,097.2
Depreciation and amortization expenses	316.2	41.6	24.4	0.9	7.9	391.0
Income from equity investees	2.4	—	105.3	62.7	—	170.4
Operating income/(loss)	1,759.2	36.9	225.3	287.1	(18.0)	2,290.5

July 1, 2012
Total net revenues	$7,424.4	$857.5	$523.3	$973.7	$156.5	$9,935.4
Depreciation and amortization expenses	291.5	42.9	16.4	1.0	1.7	353.5
Income from equity investees	2.1	0.3	90.7	55.4	0.3	148.8
Operating income/(loss)	1,497.0	13.3	187.0	241.4	(18.5)	1,920.2

The following table reconciles total segment operating income in the tables above to consolidated earnings before income taxes (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Total segment operating income	$800.2	$636.7	$2,290.5	$1,920.2
Unallocated corporate operating expenses	(185.0)	(145.1)	(500.6)	(442.3)
Consolidated operating income	615.2	491.6	1,789.9	1,477.9
Interest income and other, net	3.5	9.7	51.4	68.2
Interest expense	(6.3)	(8.9)	(19.0)	(26.2)
Earnings before income taxes	$612.4	$492.4	$1,822.3	$1,519.9

Note 12:	Subsequent Event
In July 2013, we entered into an agreement to sell our 82% interest in Starbucks Coffee Chile S.A. and our 18% interest in Starbucks Coffee Argentina S.R.L. to our joint venture partner Alsea, S.A.B. de C.V., for a total purchase price of $61.8 million, which we expect will result in a gain that will be recognized in the fourth quarter of fiscal 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating income, operating margins, comparable store sales, sales leverage, sales growth, profitability, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of international operations, shifts in our store portfolio to more licensed stores in EMEA and to more company-operated stores in CAP, profitable growth models and opportunities, strategic acquisitions, changes to organizational structures, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft to a direct distribution model, liquidity, cash flow from operations, use of cash, the anticipated issuance of debt and applicable interest rate, anticipated store openings, closings and renovations, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation and distribution, tax rates, and economic conditions in the US and international markets, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks third quarter results demonstrate the success of our growth platforms and the overall strength of our business. Total net revenues increased 13% to $3.7 billion, with every segment contributing. Global comparable store sales grew 8%, driven by a 7% increase in number of transactions. Consolidated operating income increased 25% to $615 million and operating margin expanded 150 basis points to 16.4%. Earnings per share was $0.55, representing growth of 28% over the prior year quarter.
The Americas segment continued its strong performance in the third quarter, growing revenues 12% to $2.8 billion, primarily driven by comparable store sales growth of 9%, comprised of a 7% increase in number of transactions and a 2% increase in average ticket. Strength in beverage innovation and promotions, operational improvements, and expanded food offerings all contributed to the increase in comparable store sales. Operating margin expanded 210 basis points to 22.3%, driven by sales leverage and lower coffee costs. Looking forward, we expect to continue to drive sales growth and profitability through new stores and expanded product offerings, including the continued roll out of La Boulange® bakery items in our retail stores.
In the EMEA segment, we are continuing to make steady progress toward long-term profitability in the region. Revenues grew 2% to $287 million compared to the prior year, driven by licensed store revenue growth nearly offset by a decline in company-operated store revenues. This reflects the shift in our ownership structure, as we have closed underperforming company-operated stores and are focused on growing our licensed store base in profitable locations. Ongoing cost management and our prior store portfolio optimization activities contributed to an increase in operating margin of 260 basis points over the prior year to 3.2%. We expect the investments we are making in this region will result in improved operating performance as we progress on our plan towards mid-teens operating margin over time.
Our CAP segment results reflect a combination of rapid new store growth and solid performance from our existing store base, including our joint venture operations in China and Japan. New store growth, along with a 9% increase in comparable store sales, drove a 29% increase in total net revenues to $234 million. Operating income grew 38% to $85 million and operating margin expanded 250 basis points to 36.2%, driven by sales leverage, improved performance from our joint venture operations and lower coffee costs. We expect this segment will become a more meaningful contributor to overall company profitability in the future, as we look forward to continued store openings and establishing China as our largest market outside of the US.
Channel Development segment revenues grew 6% for the quarter to $336 million, primarily due to increased sales of premium single serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs, partially offset by decreased pricing on packaged coffee. Lower coffee costs was the primary contributor to the 200 basis point increase in operating margin for the third quarter of fiscal 2013. As we continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single serve category, we expect this segment will become a more significant contributor to our future growth.

Comparable Store Sales
Starbucks comparable store sales for the third quarter of fiscal 2013 are as follows:

	Quarter Ended Jun 30, 2013			Three Quarters Ended Jun 30, 2013
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	8%	7%	1%	7%	5%	1%
Americas	9%	7%	2%	7%	5%	2%
EMEA	2%	5%	(3)%	(1)%	2%	(2)%
China / Asia Pacific	9%	8%	—%	9%	7%	2%
Our comparable store sales represent the growth in revenue from Starbucks company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.
Fiscal 2013 — Financial Outlook for the Year
For fiscal year 2013, we expect revenue growth driven by mid single-digit comparable store sales growth, new store openings and continued growth in the Channel Development business. Licensed stores will comprise between one-half and two-thirds of new store openings.
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
Fiscal 2014 — Financial Outlook for the Year
For fiscal year 2014, we expect revenue growth driven by mid-single-digit comparable store sales growth, new store openings, and continued growth in the Channel Development business. Approximately one-half of new store openings will be in China / Asia Pacific, with the remaining half coming primarily from the Americas.
We expect full-year consolidated operating margin improvement of 150 to 200 basis points and strong EPS growth.
Results of Operations (in millions)
Revenues

	Quarter Ended			Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Company-operated stores	$2,986.3	$2,615.6	14.2%	$8,783.7	$7,868.6	11.6%
Licensed stores	342.0	308.2	11.0	1,014.2	905.1	12.1
CPG, foodservice and other	413.4	379.8	8.8	1,299.3	1,161.7	11.8
Total net revenues	$3,741.7	$3,303.6	13.3%	$11,097.2	$9,935.4	11.7%
Total net revenues for the third quarter and the first three quarters of fiscal 2013 increased $438 million and $1.2 billion, respectively, primarily driven by increased revenues from company-operated stores (contributing $371 million and $915 million, respectively). An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for both periods (approximately 8%, or $217 million, for the third quarter and approximately 7%, or $525 million, for the first three quarters). Also contributing for both periods were incremental revenues from 802 net new company-operated store openings over the past 12 months (approximately $102 million for the third quarter and $267 million for the first three quarters).
Licensed store revenue growth also contributed to the increase in total net revenues for the third quarter and the first three quarters of fiscal 2013 (approximately $34 million and $109 million, respectively). These increases were driven by increased product sales to and royalty revenues from our licensees, resulting from improved comparable store sales and the opening of 756 net new licensed stores over the last 12 months.
CPG, foodservice and other revenues increased $34 million and $138 million for the third quarter and the first three quarters of fiscal 2013, respectively. These increases were primarily due to increased sales of premium single serve products (approximately $29 million and $90 million, respectively).
Operating Expenses

	Quarter Ended				Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
			% of Total				% of Total
			Net Revenues				Net Revenues
Cost of sales including occupancy costs	$1,597.6	$1,446.1	42.7%	43.8%	$4,748.6	$4,354.1	42.8%	43.8%
Store operating expenses	1,084.1	976.0	29.0	29.5	3,212.2	2,928.3	28.9	29.5
Other operating expenses	105.3	105.9	2.8	3.2	349.9	317.9	3.2	3.2
Depreciation and amortization expenses	153.3	136.7	4.1	4.1	455.3	408.6	4.1	4.1
General and administrative expenses	249.6	199.0	6.7	6.0	711.7	597.4	6.4	6.0
Total operating expenses	3,189.9	2,863.7	85.3	86.7	9,477.7	8,606.3	85.4	86.6
Income from equity investees	63.4	51.7	1.7	1.6	170.4	148.8	1.5	1.5
Operating income	$615.2	$491.6	16.4%	14.9%	$1,789.9	$1,477.9	16.1%	14.9%
Store operating expenses as a % of related revenues			36.3%	37.3%			36.6%	37.2%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 110 basis points and 100 basis points for the third quarter and the first three quarters of fiscal 2013, respectively, primarily driven by lower coffee costs (approximately 60 basis points for the third quarter and 50 basis points for the first three quarters).
Store operating expenses as a percentage of total net revenues decreased 50 basis points for the third quarter and 60 basis points for the first three quarters of fiscal 2013. As a percentage of company-operated store revenues, store operating expenses decreased 100 basis points for the third quarter and 60 basis points for the first three quarters of fiscal 2013, primarily driven by sales leverage (approximately 110 basis points and 80 basis points, respectively).

Other operating expenses as a percentage of total net revenues decreased 40 basis points for the third quarter and was flat for the first three quarters of fiscal 2013. Excluding the impact of company-operated store revenues, other operating expenses decreased 150 basis points for the third quarter and 30 basis points for the first three quarters of fiscal 2013. These decreases were primarily driven by sales leverage from licensed store revenue growth (approximately 100 basis points the third quarter and approximately 20 basis points for the first three quarters). Also contributing to the decrease for the third quarter of fiscal 2013 was timing of marketing (approximately 50 basis points), largely due to lapping the prior year launch of Starbucks® Blonde Roast.

General and administrative expenses as a percentage of total net revenues increased 70 basis points for the third quarter and 40 basis points for the first three quarters of fiscal 2013. These increases were due in part to a donation to the Starbucks Foundation during the quarter (approximately 30 basis points for the third quarter and 10 basis points for the first three quarters). Also contributing to the increase for the first three quarters of fiscal 2013 were costs related to our October Global Leadership Conference (approximately 20 basis points). The remaining change for both periods was primarily the result of increased costs to support overall company growth.
Income from equity investees increased $12 million for the third quarter and $22 million for the first three quarters of fiscal 2013, primarily due to increased income from our joint venture operations in China and Japan, as well as improved performance from our North American Coffee Partnership joint venture which produces, bottles and distributes our ready to drink beverages. The increase for the first three quarters was partially offset by the absence this year of $6.7 million of non-routine income included in income from equity investees in the second quarter of the prior year.

The combination of these changes resulted in an increase in operating margin of 150 basis points for the third quarter and 120 basis points for the first three quarters of fiscal 2013.

Other Income and Expenses

	Quarter Ended				Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
			% of Total				% of Total
			Net Revenues				Net Revenues
Operating income	$615.2	$491.6	16.4%	14.9%	$1,789.9	$1,477.9	16.1%	14.9%
Interest income and other, net	3.5	9.7	0.1	0.3	51.4	68.2	0.5	0.7
Interest expense	(6.3)	(8.9)	(0.2)	(0.3)	(19.0)	(26.2)	(0.2)	(0.3)
Earnings before income taxes	612.4	492.4	16.4	14.9	1,822.3	1,519.9	16.4	15.3
Income taxes	194.6	159.1	5.2	4.8	581.4	494.2	5.2	5.0
Net earnings including noncontrolling interests	417.8	333.3	11.2	10.1	1,240.9	1,025.7	11.2	10.3
Net earnings attributable to noncontrolling interest	—	0.2	—	—	0.6	0.6	—	—
Net earnings attributable to Starbucks	$417.8	$333.1	11.2%	10.1%	$1,240.3	$1,025.1	11.2%	10.3%
Effective tax rate including noncontrolling interest			31.8%	32.3%			31.9%	32.5%
For the third quarter and the first three quarters of fiscal 2013, net interest income and other decreased $6 million and $17 million, respectively. The decrease for the third quarter was primarily due to a decrease in stored value card breakage income (approximately $9 million), resulting from timing and increased utilization of card balances by customers. The decrease for the first three quarters was primarily due to the absence of additional income recognized in the prior year period associated with unredeemed gifts cards due to a court ruling related to state unclaimed property laws (approximately $29 million) and unfavorable mark-to-market adjustments from derivatives used to manage our risk of commodity price fluctuations (approximately $16 million), partially offset by a gain on the sale of our equity in the joint venture that operates Starbucks® stores in Mexico in the second quarter of fiscal 2013 (approximately $35 million).

The effective tax rate for the quarter ended June 30, 2013 was 31.8% compared to 32.3% for the same quarter in fiscal 2012. The decrease in the rate for the third quarter of fiscal 2013 was primarily due to benefits from releasing certain tax reserves, primarily related to statute closures and the outcome of a federal audit. The effective tax rate for the three quarters ended June 30, 2013 was 31.9% compared to 32.5% for the same period in fiscal 2012. The decrease in the rate for the first three quarters of fiscal 2013 was primarily due to benefits from releasing certain tax reserves in the third quarter of fiscal 2013 and the recognition of a net tax benefit in the first quarter of fiscal 2013 primarily from state income tax expense adjustments for returns filed in prior years.

Segment Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. The following tables summarize the results of operations by segment (in millions):

Americas

	Quarter Ended				Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
			% of Americas Net Revenues				% of Americas Net Revenues
Total net revenues	$2,776.5	$2,471.2			$8,221.2	$7,424.4
Cost of sales including occupancy costs	1,051.2	965.1	37.9%	39.1%	3,143.6	2,913.4	38.2%	39.2%
Store operating expenses	934.8	858.1	33.7	34.7	2,786.6	2,570.3	33.9	34.6
Other operating expenses	23.0	20.2	0.8	0.8	74.1	59.4	0.9	0.8
Depreciation and amortization expenses	105.2	97.2	3.8	3.9	316.2	291.5	3.8	3.9
General and administrative expenses	43.0	31.9	1.5	1.3	143.9	94.9	1.8	1.3
Total operating expenses	2,157.2	1,972.5	77.7	79.8	6,464.4	5,929.5	78.6	79.9
Income from equity investees	—	—	—	—	2.4	2.1	0.0	0.0
Operating income	$619.3	$498.7	22.3%	20.2%	$1,759.2	$1,497.0	21.4%	20.2%
Store operating expenses as a % of related revenues			36.8%	38.0%			37.2%	37.9%
Revenues
Americas total net revenues for the third quarter and the first three quarters of fiscal 2013 increased $305 million, or 12%, and $797 million, or 11%, respectively. These increases were primarily driven by increased revenues from company-operated stores (contributing $280 million and $717 million, respectively) and licensed stores (contributing $20 million and $61 million, respectively).
An increase in comparable store sales was the primary driver of the increase in company-operated store revenues for both periods (approximately 9%, or $203 million, for the third quarter and approximately 7%, or $496 million, for the first three quarters). The increases in licensed store revenues were primarily due to increased product sales to and higher royalty revenues from our licensees, primarily resulting from improved comparable store sales and the opening of 330 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 120 basis points and 100 basis points for the third quarter and the first three quarters of fiscal 2013, respectively. These decreases were primarily driven by store initiatives to reduce waste (approximately 30 basis points for the third quarter and 40 basis points for the first three quarters) and lower coffee costs (approximately 30 basis points for both periods). Also contributing to the decrease for both periods was sales leverage on occupancy costs.
Store operating expenses as a percentage of total net revenues decreased 100 basis points for the third quarter and 70 basis points for the first three quarters of fiscal 2013, primarily driven by sales leverage.
Other operating expenses as a percentage of total net revenues was flat for the third quarter and increased 10 basis points for the first three quarters of fiscal 2013. Other operating expenses as a percentage of non-company-operated store revenues increased 20 basis points for the third quarter and 100 basis points for the first three quarters of fiscal 2013. The increase for the first three quarters was primarily due to incremental costs related to our acquisition of Bay Bread LLC (doing business as La Boulange), which was completed in the fourth quarter of fiscal 2012.
General and administrative expenses as a percentage of total net revenues increased 20 basis points and 50 basis points for the third quarter and the first three quarters of fiscal 2013, respectively. The increase for the first three quarters was driven by our October Global Leadership Conference (approximately 40 basis points).
The combination of these changes resulted in an overall increase in operating margin of 210 basis points for the third quarter and 120 basis points for the first three quarters of fiscal 2013.

EMEA

	Quarter Ended				Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
			% of EMEA Net Revenues				% of EMEA Net Revenues
Total net revenues	$287.2	$282.0			$866.6	$857.5
Cost of sales including occupancy costs	147.5	149.8	51.4%	53.1%	440.8	444.2	50.9%	51.8%
Store operating expenses	85.8	88.2	29.9	31.3	259.3	274.0	29.9	32.0
Other operating expenses	9.9	8.4	3.4	3.0	29.0	26.0	3.3	3.0
Depreciation and amortization expenses	13.7	14.4	4.8	5.1	41.6	42.9	4.8	5.0
General and administrative expenses	21.0	19.6	7.3	7.0	59.0	57.4	6.8	6.7
Total operating expenses	277.9	280.4	96.8	99.4	829.7	844.5	95.7	98.5
Income from equity investees	—	—	—	—	—	0.3	—	—
Operating income	$9.3	$1.6	3.2%	0.6%	$36.9	$13.3	4.3%	1.6%
Store operating expenses as a % of related revenues			37.6%	37.2%			37.0%	37.3%
Revenues
EMEA total net revenues increased $5 million, or 2%, for the third quarter of fiscal 2013 and increased $9 million, or 1%, for the first three quarters of fiscal 2013. Licensed store revenues grew (approximately $13 million, or 35%, for the third quarter and $40 million, or 41%, for the first three quarters), due to increased product sales to and higher royalty revenues from our licensees, primarily resulting from the opening of 125 net new licensed stores over the past 12 months and improved comparable store sales. The licensed store revenue increases were partially offset by a decline in company-operated store revenues (approximately $9 million for the third quarter and approximately $35 million for the first three quarters), primarily resulting from our prior store portfolio optimization activities.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 170 basis points for the third quarter and 90 basis points for the first three quarters of fiscal 2013. These decreases were primarily due to a reduction to the estimated asset retirement obligations of our store leases in the region (approximately 80 basis points for the third quarter and approximately 90 basis points for the first three quarters) and continued focus on cost management (approximately 70 basis points for the third quarter and approximately 40 basis points for the first three quarters), partially offset by the impact of the shift in the composition of our store portfolio in the region to more licensed stores, which have a lower gross margin.
Store operating expenses as a percentage of total net revenues decreased 140 basis points for the third quarter and 210 basis points for the first three quarters of fiscal 2013. As a percentage of company-operated store revenues, store operating expenses increased 40 basis points for the third quarter, primarily from increased marketing during the quarter, and decreased 30 basis points for the first three quarters of fiscal 2013, primarily driven by a continued focus on cost management.
Other operating expenses as a percentage of total net revenues increased 40 basis points for the third quarter and 30 basis points for the first three quarters of fiscal 2013. Excluding the impact of company-operated store revenues, other operating expenses decreased 190 basis points for the third quarter, driven by a continued focus on cost management and 380 basis points for the first three quarters, primarily driven by sales leverage from licensed store revenue growth and a continued focus on cost management.
The combination of these changes resulted in an overall increase in operating margin of 260 basis points for the third quarter and 270 basis points for the first three quarters of fiscal 2013.

China / Asia Pacific

	Quarter Ended				Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
			% of CAP Net Revenues				% of CAP Net Revenues
Total net revenues	$233.7	$181.8			$661.4	$523.3
Cost of sales including occupancy costs	112.5	91.5	48.1%	50.3%	323.9	262.7	49.0%	50.2%
Store operating expenses	42.2	29.7	18.1	16.3	121.9	84.0	18.4	16.1
Other operating expenses	12.0	11.3	5.1	6.2	33.7	32.4	5.1	6.2
Depreciation and amortization expenses	8.6	5.8	3.7	3.2	24.4	16.4	3.7	3.1
General and administrative expenses	14.0	12.3	6.0	6.8	37.5	31.5	5.7	6.0
Total operating expenses	189.3	150.6	81.0	82.8	541.4	427.0	81.9	81.6
Income from equity investees	40.3	30.1	17.2	16.6	105.3	90.7	15.9	17.3
Operating income	$84.7	$61.3	36.2%	33.7%	$225.3	$187.0	34.1%	35.7%
Store operating expenses as a % of related revenues			24.6%	24.4%			25.5%	24.0%
Revenues
CAP total net revenues for the third quarter and the first three quarters of fiscal 2013 increased $52 million, or 29%, and $138 million, or 26%, respectively, primarily driven by increased revenues from company-operated stores (contributing $50 million for the third quarter and $128 million for the first three quarters). The increases in company-operated store revenues were driven by the opening of 220 net new company-operated stores over the past 12 months (approximately $36 million for the third quarter and approximately $88 million for the first three quarters) and an increase in comparable store sales (approximately 9%, or $11 million, for the third quarter and approximately 9%, or $32 million, for the first three quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 220 basis points for the third quarter and 120 basis points for the first three quarters of fiscal 2013. The decrease for the third quarter of fiscal 2013 was driven by sales leverage in our supply chain (approximately 140 basis points) and lower coffee costs (approximately 50 basis points). The decrease for the first three quarters of fiscal 2013 was primarily due to lower coffee costs (approximately 50 basis points) and company-operated store growth outpacing licensed store growth in the region (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues increased 180 basis points for the third quarter and 230 basis points for the first three quarters of fiscal 2013. As a percentage of company-operated store revenues, store operating expenses increased 20 basis points for the third quarter and 150 basis points for the first three quarters. The increase for the first three quarters was primarily driven by increased costs associated with the expansion efforts of company-operated stores in mainland China.
Other operating expenses as a percentage of total net revenues decreased 110 basis points for both the third quarter and the first three quarters of fiscal 2013. Other operating expenses as a percentage of non-company-operated store revenues increased 40 basis points for the third quarter and decreased 40 basis points for the first three quarters. The increase for the third quarter was driven by increased costs associated with the expansion efforts in mainland China, largely due to higher headcount in our regional support centers. The decrease for the first three quarters was primarily due to the absence of prior period asset impairments (approximately 60 basis points), partially offset by the increased costs associated with the expansion efforts in mainland China (approximately 30 basis points).
Income from equity investees increased $10 million for the third quarter and $15 million for the first three quarters of fiscal 2013, primarily due to improved performance of our joint venture operations in China and Japan. The increase for the first three quarters was partially offset by the absence of non-routine income (approximately $7 million) this year that was included in the second quarter of fiscal 2012 results.

The changes in the above line items contributed to an overall increase in operating margin of 250 basis points for the third quarter and operating margin contraction of 160 basis points for the first three quarters of fiscal 2013.

Channel Development

	Quarter Ended				Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Total net revenues	$336.4	$316.4			$1,059.8	$973.7
Cost of sales	213.1	201.1	63.3%	63.6%	660.9	626.5	62.4%	64.3%
Other operating expenses	44.4	47.8	13.2	15.1	156.8	147.3	14.8	15.1
Depreciation and amortization expenses	0.2	0.3	0.1	0.1	0.9	1.0	0.1	0.1
General and administrative expenses	5.5	4.2	1.6	1.3	16.8	12.9	1.6	1.3
Total operating expenses	263.2	253.4	78.2	80.1	835.4	787.7	78.8	80.9
Income from equity investees	23.1	21.2	6.9	6.7	62.7	55.4	5.9	5.7
Operating income	$96.3	$84.2	28.6%	26.6%	$287.1	$241.4	27.1%	24.8%
Revenues
Total Channel Development net revenues for the third quarter and the first three quarters of fiscal 2013 increased $20 million, or 6%, and $86 million, or 9%, respectively, primarily due to increased sales of premium single serve products (approximately $29 million for the third quarter and approximately $90 million for the first three quarters), partially offset by decreased pricing on packaged coffee (approximately $10 million for both periods).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 30 basis points for the third quarter and 190 basis points for the first three quarters of fiscal 2013. These decreases were primarily driven by lower coffee costs (approximately 320 basis points for the third quarter and approximately 250 basis points for the first three quarters). The decrease for the third quarter was partially offset by the impact of packaged coffee price reductions on total net revenues (approximately 210 basis points).
Other operating expenses as a percentage of total net revenues decreased 190 basis points for the third quarter and 30 basis points for the first three quarters of fiscal 2013. The decrease for the third quarter was driven by timing of marketing, largely due to lapping the prior year launch of Starbucks® Blonde Roast. The decrease for the first three quarters was primarily due to increased sales leverage.
The changes in the above line items contributed to an overall increase in operating margin of 200 basis points for the third quarter and 230 basis points for the first three quarters of fiscal 2013.

All Other Segments

	Quarter Ended			Three Quarters Ended
	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Total net revenues	$107.9	$52.2	106.7%	$288.2	$156.5	84.2%
Cost of sales	66.5	38.3	73.6	172.5	106.5	62.0
Store operating expenses	21.3	—	100.0	44.4	—	100.0
Other operating expenses	16.2	18.1	(10.5)	56.6	52.7	7.4
Depreciation and amortization expenses	3.6	0.7	414.3	7.9	1.7	364.7
General and administrative expenses	9.7	4.6	110.9	24.8	14.4	72.2
Total operating expenses	117.3	61.7	90.1	306.2	175.3	74.7
Income from equity investees	—	0.4	(100.0)%	—	0.3	(100.0)%
Operating loss	$(9.4)	$(9.1)	3.3%	$(18.0)	$(18.5)	(2.7)%
All Other Segments includes Teavana, Seattle's Best Coffee, Evolution Fresh, Tazo Retail and Digital Ventures.
Total net revenues for All Other Segments for the third quarter and the first three quarters of fiscal 2013 increased $56 million and $132 million, respectively, primarily due to incremental revenues from the acquisition of Teavana in the second quarter of fiscal 2013 (approximately $51 million for the third quarter and approximately $111 million for the first three quarters).
Total operating expenses increased $56 million and $131 million for the third quarter and the first three quarters of fiscal 2013, respectively, primarily due to incremental expenses from the acquisition of Teavana.

Fiscal Third Quarter 2013 Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Americas
Company-operated stores (1)	63	49	115	83	7,958	7,692
Licensed stores (1)	95	35	225	169	5,195	4,865
	158	84	340	252	13,153	12,557
EMEA
Company-operated stores (2)	1	2	(23)	7	859	879
Licensed stores (2)	42	34	95	71	1,082	957
	43	36	72	78	1,941	1,836
China / Asia Pacific
Company-operated stores	48	32	161	95	827	607
Licensed stores	71	80	230	221	2,858	2,555
	119	112	391	316	3,685	3,162
All Other Segments
Company-operated stores	27	(2)	336	—	350	14
Licensed stores	(6)	1	4	2	80	82
	21	(1)	340	2	430	96

Total Company	341	231	1,143	648	19,209	17,651

(1) Americas store data has been adjusted to exclude Seattle's Best Coffee, Evolution Fresh and Tazo Retail, which are now reported within All Other Segments.

(2) EMEA store data has been adjusted for the transfer of certain company-operated stores to licensees in the fourth quarter of fiscal 2012.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and short-term investments totaled $2.0 billion as of June 30, 2013 and September 30, 2012. As of June 30, 2013, approximately $800.5 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $372.3 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consist predominantly of US Treasury securities, commercial paper, corporate bonds, US Agency securities, and certificates of deposit. Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers, as well as certificates of deposits with maturities greater than one year.
Borrowing Capacity
Our previous $500 million unsecured, revolving credit facility (the “2010 credit facility”) was set to mature November 2014. In the second quarter of fiscal 2013, we replaced the 2010 credit facility with a new $750 million unsecured, revolving credit facility (the “2013 credit facility”) with various banks, of which $150 million may be used for issuances of letters of credit.
The 2013 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on February 5, 2018. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the 2013 credit facility will bear interest at a variable rate based on LIBOR, and, for US dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2013 credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 2013 credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. As with the 2010 credit facility, the 2013 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 30, 2013, we were in compliance with each of these covenants.
The indenture under which our $550 million of 10-year 6.25% Senior Notes were issued also requires us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 30, 2013, we were in compliance with each of these covenants.
We anticipate issuing $750 million in additional long-term debt in 2013 to provide us with financial flexibility for general corporate purposes. As discussed further in Note 3 to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, during the third quarter of fiscal 2013, we entered into forward-starting interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to this expected debt issuance.
Use of Cash
We expect to use our cash and short-term investments, including any future borrowings, to invest in our core businesses, including product innovations and related marketing support, and other new business opportunities related to our core businesses. We believe that future cash flows generated from operations and existing cash and short-term investments, both domestically and internationally, will be sufficient to finance capital requirements for our core businesses in those respective markets as well as shareholder distributions for the foreseeable future.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of June 30, 2013 to be indefinitely reinvested and, accordingly, no US income or foreign withholding taxes have been provided on such earnings. We have not repatriated, nor do we anticipate the need to repatriate, funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US we would be subject to additional US income taxes, which could be material. We do not believe it is practical to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
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
As discussed further in Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, we are in arbitration with Kraft Foods Global, Inc. (now known as Kraft Foods Group, Inc.) (“Kraft”) for a commercial dispute relating to a distribution agreement we previously held with Kraft. As a part of those proceedings Kraft has claimed damages inclusive of a premium and interest for terminating the arrangement. We believe we have valid claims of material breach by Kraft under the Agreement. We also believe Kraft’s claim is highly inflated and based upon faulty analysis. However, should the arbitration result in an unfavorable outcome, we believe we have adequate liquidity.
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
During the third quarter of fiscal 2013, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.21 per share to be paid on August 23, 2013 to shareholders of record as of the close of business on August 8, 2013. Starbucks repurchased 10.8 million shares of common stock ($544.1 million) during the first three quarters of fiscal 2013 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of June 30, 2013 totaled 26.4 million.
Cash Flows
Cash provided by operating activities was $2.0 billion for the first three quarters of fiscal 2013, compared to $1.1 billion for the same period in fiscal 2012. The increase was primarily due to a net decrease in working capital accounts, primarily driven by a decrease in inventories and decreased payments on accounts payable.
Cash used by investing activities for the first three quarters of fiscal 2013 totaled $998.4 million, compared to $684.2 million for the same period in fiscal 2012. The increase was primarily due to cash paid to acquire Teavana and an increase in capital expenditures, primarily for remodeling and renovating existing company-operated stores and opening new retail stores, partially offset by a net increase in cash received from investment securities.
Cash used by financing activities for the first three quarters of fiscal 2013 totaled $783.8 million, compared to $88.5 million for the same period in fiscal 2012. The increase was primarily due to an increase in cash returned to shareholders through common share repurchases and dividend payments in the first three quarters of fiscal 2013. Also contributing was an increase in minimum tax withholdings on share-based awards related to the issuance of deferred shares to our chairman, president and ceo.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

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
During the third quarter of fiscal 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 30, 2013).
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this 10-Q.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Starbucks did not repurchase any shares during the third quarter of fiscal 2013. As of the end of the quarter, the maximum number of shares that may yet be purchased under our current share repurchase program was 26,359,511 shares. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 24, 2010 we publicly announced the authorization of up to an additional 15 million shares, on November 15, 2010 we publicly announced the authorization of up to an additional 10 million shares, on November 3, 2011 we publicly announced the authorization of up to an additional 20 million shares, and on November 15, 2012 we publicly announced the authorization of up to an additional 25 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of November 14, 2012, among Starbucks Corporation, Taj Acquisition Corp. and Teavana Holdings, Inc.	8-K	0-20322	11/15/2012	2.1

3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1

3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	10-K	0-20322	11/16/2012	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 30, 2013

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer
and chief administrative officer
Signing on behalf of the registrant and as principal financial officer