Form 10-K
period 2013-09-29
STARBUCKS CORP
filed 2013-11-18
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2013
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 29, 2013 as reported on the NASDAQ Global Select Market was $41 billion. As of November 8, 2013, there were 753.6 million shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 19, 2014 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 29, 2013

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

General
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 62 countries. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of fresh food items, through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and national foodservice accounts. In addition to our flagship Starbucks brand, our portfolio also includes goods and services offered under these brands: Teavana, Tazo, Seattle’s Best Coffee, Starbucks VIA, Starbucks Refreshers, Evolution Fresh, La Boulange and Verismo.
Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this, we are continuing the disciplined expansion of our global store base. In addition, by leveraging the experience gained through our traditional store model, we continue to offer consumers new coffee and other products in a variety of forms, across new categories, and through diverse channels. Starbucks Global Responsibility strategy and commitments related to coffee and the communities we do business in, as well as our focus on being an employer of choice, are also key complements to our business strategies.
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 29, 2013 (“fiscal 2013”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”

Segment Financial Information
We have four reportable operating segments: 1) Americas, inclusive of the US, Canada, and Latin America; 2) Europe, Middle East, and Africa ("EMEA"); 3) China / Asia Pacific (“CAP”) and 4) Channel Development. Segment revenues as a percentage of total net revenues for fiscal year 2013 were as follows: Americas (74%), EMEA (8%), CAP (6%), Channel Development (9%), and all other segments (3%).
Our Americas, EMEA, and CAP segments include both company-operated and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our EMEA and CAP operations are still in the early stages of development and require a more extensive support organization, relative to their current levels of revenue and operating income, than our Americas operations. The Americas and EMEA segments also include certain foodservice accounts, primarily in Canada and the UK. Our Americas segment also includes our La Boulange® retail stores.
Our Channel Development segment includes whole bean and ground coffees, premium Tazo® teas, Starbucks- and Tazo-branded single serve products, a variety of ready-to-drink beverages, such as Starbucks Refreshers™ beverages, and other branded products sold worldwide through channels such as grocery stores, warehouse clubs, specialty retailers, convenience stores, and US foodservice accounts.
Our other, non-reportable, operating segments include the operating results from Teavana, Seattle's Best Coffee, Evolution Fresh, and our Digital Ventures business. These other operating segments are referred to as All Other Segments.
Effective at the beginning of fiscal 2013, we decentralized certain leadership functions in the areas of retail marketing and category management, global store development and partner resources to support and align with the respective operating segment presidents. In conjunction with these moves, certain general and administrative and depreciation and amortization expenses associated with these functions, which were previously reported as unallocated corporate expenses within "Other," are now reported within the respective reportable operating segments to align with the regions they support.
Beginning in the second quarter of fiscal 2013, we changed the presentation of our unallocated corporate expenses, which were previously combined with our non-reportable operating segments in "Other". Unallocated corporate operating expenses pertain primarily to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment. These expenses are now presented as a reconciling item between total segment operating results and consolidated operating results.
Concurrent with the reporting changes noted above, we revised our prior period financial information to reflect comparable financial information. Historical financial information presented herein reflects these changes. There was no impact on consolidated net revenues, total operating expenses, operating income, or net earnings as a result of these changes.
Starbucks segment information is included in Note 16 to the consolidated financial statements included in Item 8 of Part II of this 10-K.

Revenue Components
We generate nearly all of our revenues through company-operated stores, licensed stores, consumer packaged goods ("CPG") and foodservice operations.

Company-operated and Licensed Store Summary as of September 29, 2013

	Americas	As a% of Total Americas Stores	EMEA	As a% of Total EMEA Stores	CAP	As a% of Total CAP Stores	All Other Segments	As a% of Total All Other Segments Stores	Total	As a% of Total Stores
Company-operated stores	8,078	60%	853	43%	906	23%	357	84%	10,194	52%
Licensed stores	5,415	40%	1,116	57%	2,976	77%	66	16%	9,573	48%
Total	13,493	100%	1,969	100%	3,882	100%	423	100%	19,767	100%
The mix of company-operated versus licensed stores in a given market will vary based on several factors, including our ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks, and our ability to leverage the support infrastructure in an existing geographic region.

Company-operated Stores
Revenue from company-operated stores accounted for 79% of total net revenues during fiscal 2013. Our retail objective is to be the leading retailer and brand of coffee in each of our target markets by selling the finest quality coffee and related products, and by providing each customer a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service, as well as clean and well-maintained company-operated stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
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

Company-operated store data for the year-ended September 29, 2013:

	Stores Open as of				Stores Open as of
	Sep 30, 2012	Opened	Closed	Net	Sep 29, 2013
Americas(1):
US	6,856	231	(38)	193	7,049
Canada	874	69	(3)	66	940
Brazil	53	18	(1)	17	70
Puerto Rico	19	1	(1)	—	19
Total Americas	7,802	319	(43)	276	8,078
EMEA(2):
UK	593	6	(50)	(44)	549
Germany	157	9	(9)	—	157
France	67	7	(2)	5	72
Switzerland	50	4	(2)	2	52
Austria	12	4	—	4	16
Netherlands	3	4	—	4	7
Total EMEA	882	34	(63)	(29)	853
CAP:
China	408	209	(3)	206	614
Thailand	155	22	(3)	19	174
Singapore	80	20	(6)	14	94
Australia	23	1	—	1	24
Total CAP	666	252	(12)	240	906
All Other Segments:
Teavana(3)	—	340	(2)	338	338
Seattle's Best Coffee	12	11	(8)	3	15
Evolution Fresh	2	2	—	2	4
Total All Other Segments	14	353	(10)	343	357
Total company-operated	9,364	958	(128)	830	10,194

(1)
Americas store data has been adjusted for the sale of store locations in Chile to a joint venture partner in the fourth quarter of fiscal 2013 by reclassifying historical information from company-operated stores to licensed stores, and to exclude Seattle's Best Coffee and Evolution Fresh, which are now reported within All Other Segments.

(2)	EMEA store data has been adjusted for the transfer of certain company-operated stores to licensees in the fourth quarter of fiscal 2012.

(3)	Acquired during the second quarter of fiscal 2013.
Starbucks® company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses, and in select rural and off-highway locations. To provide a greater degree of access and convenience for non-pedestrian customers, we continue to expand development of Drive Thru stores.
Starbucks® stores offer a choice of coffee and tea beverages, distinctively packaged roasted whole bean and ground coffees, a variety of premium single serve products, juices and bottled water. Starbucks® stores also offer an assortment of fresh food offerings, including selections focusing on high-quality ingredients, nutritional value and great flavor. A focused selection of beverage-making equipment and accessories are also sold in our stores. Each Starbucks® store varies its product mix depending upon the size of the store and its location. To complement the in-store experience, our company-operated Starbucks® stores in the US, Canada, and certain other international markets also provide customers free access to wireless internet.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Beverages	74%	75%	75%
Food	20%	19%	19%
Packaged and single serve coffees	3%	4%	4%
Coffee-making equipment and other merchandise	3%	2%	2%
Total	100%	100%	100%

Starbucks Card
The Starbucks stored value card program is designed to provide convenience, support gifting, and increase the frequency of store visits by cardholders. Starbucks Cards are sold in company-operated and most licensed stores in North America, as well as on-line and in other retail locations. The cards are also sold in a number of other international locations. Customers may access their card balances by utilizing their Starbucks Card or mobile app in retail stores. Customers who register their card in the US, Canada, and certain other countries are automatically enrolled in the My Starbucks Rewards™ program and can receive various benefits depending on the number of reward points (“Stars”) earned in a 12-month period.
Licensed Stores
Product sales to and royalty and license fee revenues from our licensed stores accounted for 9% of total net revenues in fiscal 2013. In our licensed store operations, we leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we receive royalties and license fees and sell coffee, tea and related products for resale in licensed locations. Employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. For Teavana and Seattle's Best Coffee, as well as Starbucks in the UK, we also use traditional franchising.

Licensed store data for the year-ended September 29, 2013:

	Stores Open as of				Stores Open as of
	Sep 30, 2012	Opened	Closed	Net	Sep 29, 2013
Americas(1):
US	4,189	281	(62)	219	4,408
Mexico	356	48	(1)	47	403
Canada	300	98	(1)	97	397
Other	166	41	—	41	207
Total Americas	5,011	468	(64)	404	5,415
EMEA(2):
UK	168	48	(1)	47	215
Turkey	171	26	(4)	22	193
United Arab Emirates	99	9	(1)	8	107
Spain	78	4	—	4	82
Kuwait	65	6	(2)	4	69
Saudi Arabia	64	6	(8)	(2)	62
Russia	60	8	(3)	5	65
Other	282	54	(13)	41	323
Total EMEA	987	161	(32)	129	1,116
CAP:
Japan	965	49	(14)	35	1,000
China	292	116	(5)	111	403
South Korea	467	108	(16)	92	559
Taiwan	271	33	(7)	26	297
Philippines	201	18	(3)	15	216
Other	432	87	(18)	69	501
Total CAP	2,628	411	(63)	348	2,976
All Other Segments:
Teavana(3)	—	28	—	28	28
Seattle's Best Coffee	76	1	(39)	(38)	38
Total All Other Segments	76	29	(39)	(10)	66
Total licensed	8,702	1,069	(198)	871	9,573

(1)
Americas store data has been adjusted for the sale of store locations in Chile to a joint venture partner in the fourth quarter of fiscal 2013 by reclassifying historical information from company-operated stores to licensed stores, and to exclude Seattle's Best Coffee and Evolution Fresh, which are now reported within All Other Segments.

(2)	EMEA store data has been adjusted for the transfer of certain company-operated stores to licensees in the fourth quarter of fiscal 2012.

(3)	Acquired during the second quarter of fiscal 2013.

Consumer Packaged Goods
Consumer packaged goods includes both domestic and international sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse club and specialty retail stores. It also includes revenues from product sales to and licensing revenues from manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements. Revenues from sales of consumer packaged goods comprised 7% of total net revenues in fiscal 2013.

Foodservice
Revenues from foodservice accounts comprised 4% of total net revenues in fiscal 2013. We sell Starbucks® and Seattle’s Best Coffee® whole bean and ground coffees, a selection of premium Tazo® teas, Starbucks VIA® Ready Brew, and other coffee and tea related products to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. We also sell our Seattle’s Best Coffee® through arrangements with national accounts. The majority of the sales in this channel come through national broadline distribution networks with SYSCO Corporation, US Foodservice™, and other distributors.

Product Supply
Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with our rigorous coffee standards, we control coffee purchasing, roasting and packaging, and the global distribution of coffee used in our operations. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards for our many blends and single origin coffees.
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
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to select a date on which to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. Total green coffee purchase commitments as of September 29, 2013 were $882 million, comprised of $588 million under fixed-price contracts and an estimated $294 million under price-to-be-fixed contracts. As of September 29, 2013, approximately $0.3 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. All price-to-be-fixed contracts as of September 29, 2013 were at the Company’s option to fix the base “C” coffee commodity price component. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2014.
We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.
To help ensure the future supply of high-quality green coffees, and to reinforce our leadership role in the coffee industry, Starbucks operates farmer support centers in six countries. The farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields.
In addition to coffee, we also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated stores. We believe, based on relationships established with our dairy suppliers, that the risk of non-delivery of sufficient fluid milk to support our stores is remote.
Products other than whole bean coffees and coffee beverages sold in Starbucks® stores include tea and a number of ready-to-drink beverages that are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as La Boulange™ pastries, breakfast sandwiches and lunch items, are purchased from national, regional and local sources. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail stores as well as our manufacturing and distribution operations. We believe, based on relationships established with these suppliers and manufacturers, that the risk of non-delivery of these items is remote.

Competition
Our primary competitors for coffee beverage sales are quick-service restaurants and specialty coffee shops. In almost all markets in which we do business, there are numerous competitors in the specialty coffee beverage business. We believe that our customers choose among specialty coffee retailers primarily on the basis of product quality, service and convenience, as well as price. We continue to experience direct competition from large competitors in the US quick-service restaurant sector and the US ready-to-drink coffee beverage market, in addition to well-established companies in many international markets. We also compete with restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.
Our coffee and tea products sold through our Channel Development segment compete directly against specialty coffees and teas sold through grocery stores, warehouse clubs, specialty retailers, convenience stores, and US foodservice accounts and compete indirectly against all other coffees and teas on the market.

Patents, Trademarks, Copyrights and Domain Names
Starbucks owns and has applied to register numerous trademarks and service marks in the US and in additional countries throughout the world. Some of our trademarks, including Starbucks, the Starbucks logo, Tazo, Seattle’s Best Coffee, Teavana, Frappuccino, Starbucks VIA, Evolution Fresh and La Boulange are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com,” “Starbucks.net,” "Tazo.com," “Seattlesbest.com" and “Teavana.com.”

Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season in December. Our cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from Starbucks Cards are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are also affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees
Starbucks employed approximately 182,000 people worldwide as of September 29, 2013. In the US, Starbucks employed approximately 137,000 people, with 129,000 in company-operated stores and the remainder in support facilities, store development, and roasting and warehousing operations. Approximately 45,000 employees were employed outside of the US, with 43,000 in company-operated stores and the remainder in regional support operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.

Executive Officers of the Registrant

Name	Age	Position
Howard Schultz	60	chairman, president and chief executive officer
Cliff Burrows	54	group president, Americas and US, EMEA and Teavana
John Culver	53	group president, China & Asia Pacific, Channel Development and Emerging Brands
Jeff Hansberry	49	president, China & Asia Pacific
Troy Alstead	50	chief financial officer and group president, Global Business Services
Lucy Lee Helm	56	executive vice president, general counsel and secretary

Howard Schultz is the founder of Starbucks Corporation and serves as the chairman, president and chief executive officer. Mr. Schultz has served as chairman of the board of directors since Starbucks inception in 1985, and in January 2008, he reassumed the role of president and chief executive officer. From June 2000 to February 2005, Mr. Schultz also held the title of chief global strategist. From November 1985 to June 2000, he served as chairman of the board and chief executive officer. From November 1985 to June 1994, Mr. Schultz also served as president. From January 1986 to July 1987, Mr. Schultz was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company. From September 1982 to December 1985, Mr. Schultz was the director of retail operations and marketing for Starbucks Coffee Company, a predecessor to the Company.
Cliff Burrows joined Starbucks in April 2001 and has served as group president, Americas and US, EMEA (Europe, Middle East and Africa) and Teavana since May 2013. Mr. Burrows served as president, Starbucks Coffee Americas and US from October 2011 to May 2013 and as president, Starbucks Coffee US from March 2008 to October 2011. He served as president, Europe, Middle East and Africa (EMEA) from April 2006 to March 2008. He served as vice president and managing director, UK prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and house wares retailer.
John Culver joined Starbucks in August 2002 and has served as group president, China & Asia Pacific, Channel Development (CPG) and Emerging Brands since May 2013. Mr. Culver served as president, Starbucks Coffee China and Asia Pacific from October 2011 to May 2013. From December 2009 to October 2011, he served as president, Starbucks Coffee International. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007.
Jeff Hansberry joined Starbucks in June 2010 and has served as president, China and Asia Pacific since May 2013. Mr. Hansberry served as president, Channel Development and Emerging Brands from June 2012 to May 2013. From October 2011 to June 2012, he served as president, Channel Development and president, Seattle’s Best Coffee. From June 2010 to October 2011, he served as president, Global Consumer Products and Foodservice. Prior to joining Starbucks, Mr. Hansberry served as vice president and general manager, Popular BU for E. & J. Gallo Winery, a family-owned winery, from November 2008 to May 2010. From September 2007 to November 2008, Mr. Hansberry served as vice president and general manager, Value BU, and from April 2005 to August 2007, he served as vice president and general manager Asia, for E. & J. Gallo Winery. Prior to E. & J. Gallo, Mr. Hansberry held various positions with Procter & Gamble.
Troy Alstead joined Starbucks in 1992 and has served as chief financial officer and group president, Global Business Services since September 2013. Mr. Alstead previously served as chief financial officer and chief administrative officer from November 2008 to September 2013, as chief operating officer, Starbucks Greater China from April 2008 to October 2008, senior vice president, Global Finance and Business Operations from August 2007 to April 2008, and senior vice president, Corporate Finance from September 2004 to August 2007. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004.
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

Global Responsibility
We are committed to being a deeply responsible company in the communities where we do business. Our focus is on ethically sourcing high-quality coffee, reducing our environmental impacts and contributing positively to communities around the world. Starbucks Global Responsibility strategy and commitments are integral to our overall business strategy. As a result, we believe we deliver benefits to our stakeholders, including employees, business partners, customers, suppliers, shareholders, community members and others. For an overview of Starbucks Global Responsibility strategy and commitments, please visit www.starbucks.com.

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
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macro-economic conditions. Our customers may have less money for discretionary purchases and may stop or reduce their purchases of our products or trade down to Starbucks or competitors' lower priced products as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. Decreases in customer traffic and/or average value per transaction will negatively impact our financial performance as reduced revenues without a corresponding decrease in expenses result in sales de-leveraging, which creates downward pressure on margins and also negatively impacts comparable store sales, net revenues, operating income and earnings per share. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

•	We may not be successful in implementing important strategic initiatives or effectively managing growth, which may have an adverse impact on our business and financial results.
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:

•	successfully leveraging Starbucks brand portfolio outside the company-operated store base, including our increased focus on international licensed stores;

•
focusing on relevant product innovation and profitable new growth platforms, including retail tea, and achieving customer acceptance of these new products and platforms while maintaining demand for our current offerings;

•	continuing to accelerate the growth of our Channel Development business;

•	balancing disciplined global store growth and existing store renovation while meeting target store-level unit economics in a given market;

•	timely completion of certain supply chain capacity expansion initiatives, including increased roasting capacity and construction of a new soluble products plant;

•	executing a multi-channel advertising and marketing campaign to effectively communicate our message directly to Starbucks consumers and employees; and

•	strategic acquisitions, divestitures or joint ventures.
In addition to other factors listed in this risk factors section, factors that may adversely affect the successful implementation of these initiatives, which could adversely impact our business and financial results, include construction cost increases associated with new store openings and remodeling of existing stores; delays in store openings for reasons beyond our control or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets in the US and internationally; lack of customer acceptance of new products due to price increases necessary to cover the costs of new products or higher input costs; the degree to which we enter into, maintain, develop and are able to negotiate appropriate terms and conditions of, and enforce, commercial and other agreements; not successfully consummating favorable strategic transactions or integrating acquired businesses; or the deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives.
Additionally, effectively managing growth can be challenging, particularly as we continue to expand into new channels outside the retail store model, increase our focus on our Channel Development business, and expand into new markets internationally where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high-quality raw materials, to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience.

•	We face intense competition in each of our channels and markets, which could lead to reduced profitability.
The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, and price, and we face significant and increasing competition in all these areas in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the US, the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could lead to decreases in customer traffic to Starbucks® stores and/or average value per transaction adversely affecting our sales and results of operations. Similarly, continued competition from well-established competitors in our international markets could hinder growth and adversely affect our sales and results of operations in those markets. Increased competition in the US packaged coffee and tea and single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of the Channel Development segment. Additionally, declines in general consumer demand for specialty coffee products for any reason, including due to consumer preference for other products, could have a negative effect on our business.

•	We are highly dependent on the financial performance of our Americas operating segment.
Our financial performance is highly dependent on our Americas operating segment, as it comprised approximately 74% of consolidated total net revenues in fiscal 2013. If the Americas operating segment revenue trends slow or decline our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the Americas segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international business and other initiatives and for returning cash to shareholders.

•	We are increasingly dependent on the success of our EMEA and CAP operating segments in order to achieve our growth targets.
Our future growth increasingly depends on the growth and sustained profitability of our EMEA and CAP operating segments. Some or all of our international market business units (“MBUs”), which we generally define by the countries in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of these international operations may be adversely affected by economic downturns in one or more of our large MBUs. In particular, our China MBU contributes meaningfully to both net revenues and earnings for our CAP segment and our Japan MBU contributes significantly to earnings in that segment. In the EMEA segment, our UK MBU accounts for a significant portion of the net revenues. A decline in performance of any of these MBUs could have a material adverse impact on the results of our international operations.
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

•
Our success depends substantially on the value of our brands and failure to preserve their value, either through our actions or those of our business partners, could have a negative impact on our financial results.

We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience and for our corporate social responsibility programs. Our brand is recognized throughout the world and we have received high ratings in global brand value studies. To be successful in the future, particularly outside of US, where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities.
Additionally, our business strategy, including our plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of business partners, including licensee and partnership relationships, particularly in our international markets. Licensees and food service operators are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, certain of these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our licensees and food services providers as they do from us and we strive to ensure customers receive the same quality products and service experience whether they visit a company-operated store, licensed store or food service location. We also source our food, beverage and other products from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases such products are produced or sourced by our licensees directly.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust, such as contaminated food, recalls or actual or perceived breaches of privacy, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results. Consumer demand for our products and our brand equity could diminish significantly if we or our licensees or other business partners fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations or fail to deliver a consistently positive consumer experience in each of our markets. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, including from unauthorized uses of our brand or other of our intellectual property assets, can erode consumer trust and our brand value and have a negative impact on our financial results.

•
Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility and, although coffee prices have come down from their near-record highs of 2011, they may again increase significantly due to factors described below. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.
In addition to coffee, we also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Although less significant to our operations than coffee or dairy, other commodities including but not limited to those related to food inputs, such as tea, produce, baking ingredients, and energy, are important to our operations. Increases in the cost of dairy products and other commodities could have an adverse impact on our profitability.

•	Our financial condition and results of operations are sensitive to, and may be adversely affected by, a number of factors, many of which are largely outside our control.
Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could adversely impact our business, financial condition and/or results of operations:

•	declines in general consumer demand for specialty coffee products;

•	increases in labor costs such as increased health care costs, general market wage levels and workers' compensation insurance costs;

•	adverse outcomes of current or future litigation;

•
especially in our larger or fast growing markets, labor discord, war, terrorism (including incidents targeting us), political instability, boycotts, social unrest, and natural disasters, including health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores.

•	Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss of any of our roasting plants, interruptions in service by our third party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, or natural disasters that cause a material disruption in our supply chain could negatively impact our business and our profitability.
Additionally, our food, beverage and other products are sourced from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases are produced or sourced by our licensees directly. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the US. A vendor's or supplier's failure to meet our standards, provide products in a timely and efficient manner, and comply with applicable laws is beyond our control. These issues could negatively impact our business and profitability.

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

Some of our products contain caffeine, dairy products, sugar and other compounds, the health effects of which are the subject of public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other compounds can lead to a variety of adverse health effects. Particularly in the US, there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products.
Similarly, instances or reports, whether true or not, of unclean water supply, food-borne illnesses, food tampering and food contamination, either during growing, manufacturing, packaging or preparation, have in the past severely injured the reputations of companies in the food processing, grocery and quick-service restaurant sectors and could affect us as well. Any report linking us to the use of unclean water, food-borne illnesses or food tampering or contamination could damage our brand value and severely hurt sales of our beverages and food products, and possibly lead to product liability claims, litigation (including class actions) or damages. Clean water is critical to the preparation of coffee and tea beverages and our ability to ensure a clean water supply to our stores can be limited, particularly in some international locations. If customers become ill from food-borne illnesses, tampering or contamination, we could also be forced to temporarily close some stores and/or supply chain facilities. In addition, instances of food-borne illnesses, food tampering or food contamination, even those occurring solely at the restaurants or stores of competitors, could, by resulting in negative publicity about the foodservice industry, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our stores, as well as adverse results of claims or litigation, could materially harm our business and results of operations.

•
We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business and expose us to potential liability and loss of revenues.

We rely heavily on information technology systems across our operations, including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, integrity and capacity of these systems. We also rely on third party providers for some of these information technology systems and support. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems, including through cyber terrorism, could cause material negative impacts to our product sales, the efficiency of our operations and our financial results. Significant capital investments and other expenditures could be required to remedy the problem. Furthermore, security breaches of our employees' or customers' private data could result in a violation of applicable US and international privacy and other laws, loss of revenues from the potential adverse impact to our reputation and our ability to retain or attract new customers, and could result in litigation, potential liability and the imposition of penalties.

•	Failure to comply with applicable laws and regulations could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable trade, labor, healthcare, privacy, food, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure to comply with the various laws and regulations as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The significant properties used by Starbucks in connection with its roasting, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
Rancho Cucamonga, CA	265,000	Manufacturing
Atlanta, GA	87,000	Warehouse and distribution
Augusta, GA	131,000	Manufacturing
Carson Valley, NV	360,000	Roasting and distribution
York County, PA	888,000	Roasting, distribution and warehouse
Sandy Run, SC	117,000	Roasting and distribution
Lebanon, TN	680,000	Distribution center
Auburn, WA	490,000	Warehouse and distribution
Kent, WA	332,000	Roasting and distribution
Seattle, WA	1,000,000	Corporate administrative
Amsterdam, Netherlands	97,000	Roasting and distribution
We own our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 29, 2013, Starbucks had 10,194 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage.

Item 3.	Legal Proceedings
See Note 15 to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings in which we are involved.

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
The following table shows the quarterly high and low sale prices per share of Starbucks common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated:

	High	Low	Cash Dividends Declared
2013:
Fourth Quarter	$77.84	$65.82	$0.26
Third Quarter	67.48	56.65	0.21
Second Quarter	58.97	52.39	0.21
First Quarter	54.90	44.27	0.21
2012:
Fourth Quarter	$54.28	$43.04	$0.21
Third Quarter	62.00	51.03	0.17
Second Quarter	56.55	45.28	0.17
First Quarter	46.50	35.12	0.17
As of November 8, 2013, we had approximately 18,470 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, and other such factors that the Board of Directors considers relevant.

ISSUER PURCHASES OF EQUITY SECURITIES
Starbucks did not repurchase any shares during the fourth quarter of fiscal 2013. As of the end of the quarter, the maximum number of shares that may yet be purchased under our current share repurchase program was 26,359,511 shares. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On November 3, 2011, we publicly announced the authorization of up to an additional 20 million shares, and on November 15, 2012, we publicly announced the authorization of up to an additional 25 million shares. These authorizations have no expiration date.

Performance Comparison Graph
The following graph depicts the total return to shareholders from September 28, 2008 through September 29, 2013, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 28, 2008, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Sep 28, 2008	Sep 27, 2009	Oct 3, 2010	Oct 2, 2011	Sep 30, 2012	Sep 29, 2013
Starbucks Corporation	100.00	132.55	175.02	255.59	352.59	545.34
S&P 500	100.00	93.09	102.55	103.72	135.05	161.17
NASDAQ Composite	100.00	103.76	116.52	120.44	157.60	195.67
S&P Consumer Discretionary	100.00	99.94	123.56	131.19	179.25	236.32

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the consolidated financial statements and notes.
Financial Information (in millions, except per share data):

As of and for the Fiscal Year Ended(1)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)

Results of Operations
Net revenues:
Company-operated stores	$11,793.2	$10,534.5	$9,632.4	$8,963.5	$8,180.1
Licensed stores(2)	1,360.5	1,210.3	1,007.5	875.2	795.0
CPG, foodservice and other(2)	1,738.5	1,554.7	1,060.5	868.7	799.5
Total net revenues	$14,892.2	$13,299.5	$11,700.4	$10,707.4	$9,774.6
Operating income/(loss)(3,4)	$(325.4)	$1,997.4	$1,728.5	$1,419.4	$562.0
Net earnings including noncontrolling interests(3,4)	8.8	1,384.7	1,248.0	948.3	391.5
Net earnings attributable to noncontrolling interests	0.5	0.9	2.3	2.7	0.7
Net earnings attributable to Starbucks(3,4)	8.3	1,383.8	1,245.7	945.6	390.8
EPS — diluted(3,4)	0.01	1.79	1.62	1.24	0.52
Cash dividends declared per share	0.89	0.72	0.56	0.36	—
Net cash provided by operating activities	2,908.3	1,750.3	1,612.4	1,704.9	1,389.0
Capital expenditures (additions to property, plant and equipment)	1,151.2	856.2	531.9	440.7	445.6
Balance Sheet
Total assets	$11,516.7	$8,219.2	$7,360.4	$6,385.9	$5,576.8
Long-term debt (including current portion)	1,299.4	549.6	549.5	549.4	549.5
Shareholders’ equity	4,480.2	5,109.0	4,384.9	3,674.7	3,045.7

(1)	Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2010 included 53 weeks with the 53rd week falling in our fourth fiscal quarter.

(2)
Includes the revenue reclassification described in Note 1. For fiscal years 2010 and 2009, we reclassified $465.7 million and $427.3 million, respectively, from “Licensed stores” revenue to “CPG, foodservice and other” revenue.

(3)	Fiscal 2010 and 2009 results include pretax restructuring charges of $53.0 million and $332.4 million, respectively.

(4)
Fiscal 2013 results include a pretax charge of $2,784.1 million resulting from the conclusion of our arbitration with Kraft Foods Global, Inc. The impact of this charge to net earnings attributable to Starbucks and diluted EPS, net of the related tax benefit, was $1,713.1 million and $2.25 per share, respectively.

Comparable Store Sales:

Fiscal Year Ended	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)

Percentage change in comparable store sales(5)
Americas
Sales growth	7%	8%	8%	7%	(6)%
Change in transactions	5%	6%	5%	3%	(4)%
Change in ticket	2%	2%	2%	3%	(2)%
EMEA
Sales growth	—%	—%	3%	5%	(3)%
Change in transactions	2%	—%	3%	6%	—%
Change in ticket	(2)%	—%	—%	(1)%	(3)%
China / Asia Pacific
Sales growth	9%	15%	22%	11%	2%
Change in transactions	7%	11%	20%	9%	—%
Change in ticket	2%	3%	2%	2%	2%
Consolidated
Sales growth	7%	7%	8%	7%	(6)%
Change in transactions	5%	6%	6%	4%	(4)%
Change in ticket	2%	1%	2%	3%	(2)%

(5)
Includes only Starbucks® company-operated stores open 13 months or longer. For fiscal year 2010, comparable store sales percentages were calculated excluding the 53rd week. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.

Store Count Data:

As of and for the Fiscal Year Ended	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)	Sep 27, 2009 (52 Wks)

Net stores opened (closed) during the year:
Americas(6)
Company-operated stores	276	228	32	(32)	(419)
Licensed stores	404	280	215	101	110
EMEA(7)
Company-operated stores	(29)	10	25	(64)	20
Licensed stores	129	101	79	100	98
China / Asia Pacific
Company-operated stores	240	154	73	30	24
Licensed stores	348	294	193	79	129
All Other Segments (8)
Company-operated stores	343	—	6	(1)	(2)
Licensed stores(9)	(10)	(4)	(478)	10	(5)
Total	1,701	1,063	145	223	(45)
Stores open at year end:
Americas (6)
Company-operated stores	8,078	7,802	7,574	7,542	7,574
Licensed stores	5,415	5,011	4,731	4,516	4,415
EMEA(7)
Company-operated stores	853	882	872	847	911
Licensed stores	1,116	987	886	807	707
China / Asia Pacific
Company-operated stores	906	666	512	439	409
Licensed stores	2,976	2,628	2,334	2,141	2,062
All Other Segments (8)
Company-operated stores	357	14	14	8	9
Licensed stores (9)	66	76	80	558	548
Total	19,767	18,066	17,003	16,858	16,635

(6)
Americas store data has been adjusted for the sale of store locations in Chile to a joint venture partner in the fourth quarter of fiscal 2013 by reclassifying historical information from company-operated stores to licensed stores, and to exclude Seattle's Best Coffee and Evolution Fresh, which are now reported within All Other Segments.

(7)
EMEA store data has been adjusted for the acquisition of store locations in Austria and Switzerland in the fourth quarter of fiscal 2011 by reclassifying historical information from licensed stores to company-operated stores, and the transfer of certain company-operated stores to licensees in the fourth quarter of fiscal 2012.

(8)	Includes 366 Teavana stores added in fiscal 2013.

(9)	Includes the closure of 475 licensed Seattle’s Best Coffee® locations in Borders Bookstores during fiscal 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Our fiscal year ends on the Sunday closest to September 30. The fiscal years ended on September 29, 2013, September 30, 2012 and October 2, 2011 all included 52 weeks. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

Financial Highlights

•	Total net revenues increased 12.0% to $14.9 billion in fiscal 2013 compared to $13.3 billion in fiscal 2012.

•	Global comparable store sales grew 7% driven by a 5% increase in the number of transactions and a 2% increase in average ticket.

•
Consolidated operating income decreased to $(0.3) billion in fiscal 2013 compared to $2.0 billion in fiscal 2012 and fiscal 2013 operating margin was (2.2)% compared to 15.0% in fiscal 2012. The declines were due to the litigation charge noted below.

•	EPS for fiscal 2013 decreased to $0.01, compared to EPS of $1.79 in fiscal 2012. The decline was due to the litigation charge noted below.

•
Arbitration concluded on litigation with Kraft Foods Global, Inc. ("Kraft") on November 12, 2013, which resulted in a pretax charge to fiscal 2013 operating results of $2.8 billion. This charge reduced EPS by $2.25 per share in fiscal 2013.

•	Cash flow from operations was $2.9 billion in fiscal 2013 compared to $1.8 billion in fiscal 2012. Capital expenditures were $1.2 billion in fiscal 2013 compared to $856 million in fiscal 2012.

•	Available operating cash flow after capital expenditures during fiscal 2013 was directed at returning $1.2 billion of cash to our shareholders through dividends and share repurchases.

Overview
Starbucks segment results for fiscal 2013 demonstrate the fundamental health of our global business model and our continued ability to successfully execute new growth initiatives in a disciplined manner. Our strong revenue growth of 12% and continued segment margin expansion drove increased operating cash flows, which allowed us to both fund our growth initiatives and increase cash returned to shareholders through dividends and share repurchases.
The Americas segment continued its strong performance in fiscal 2013, with revenues growing 11% and comparable store sales growth of 7%. Strength in beverage innovation and promotions, operational improvements, and expanded food offerings all contributed to the increase in comparable store sales. Operating margin expanded 120 basis points to 21.5%, driven by sales leverage, store efficiencies, and lower commodity costs. Looking forward, we expect to continue to drive sales growth and profitability through new stores and enhanced product offerings, including the continued roll out of La Boulange™ bakery items into all of our company-operated stores by the end of fiscal 2014.
In the EMEA segment, we are continuing to make steady progress toward long-term profitability in the region. Revenues grew 2% compared to the prior year, with licensed store revenue growth nearly offset by a decline in company-operated store revenues. This reflects the shift in our ownership structure, as we have closed underperforming company-operated stores and are focused on growing our licensed store base in profitable locations. Comparable store sales were flat year over year, but were modestly positive in the second half of fiscal 2013. EMEA operating margin improved to 5.5% in fiscal 2013 due to our ongoing cost management efforts and our store portfolio optimization activities which began in the prior year. We expect the investments we are making in this segment will result in improved operating performance as we progress on our plan towards mid-teens operating margin over time.
Our CAP segment results reflect a combination of rapid new store growth and solid performance from our existing store base, including our joint venture operations in China and Japan. New store growth, along with a 9% increase in comparable store sales, drove a 27% increase in total net revenues for fiscal 2013. Operating income grew 27% to $321 million and operating margin was unchanged at 35%, primarily due to our rapid growth shifting away from our historically licensed model. We expect this segment will become a more meaningful contributor to overall company profitability in the future, as we look forward to continued store openings and establishing China as our largest market outside of the US.

Channel Development segment revenues grew 10% in fiscal 2013, primarily due to increased sales of premium single serve products. Lower coffee costs was the primary contributor to the 290 basis point increase in operating margin for fiscal 2013. As we continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single serve category, we expect this segment will become a more significant contributor to our future growth.
Our consolidated operating results included a litigation charge as a result of the conclusion of our arbitration with Kraft which resulted in a pretax charge to operating expenses of $2.8 billion. The conclusion of this litigation is described in more detail in Note 15 to the consolidated financial statements included in Item 8 of Part II of this 10-K. We believe we have adequate liquidity to fund this expected payment, both in the form of cash on hand and the expected issuance of additional debt in fiscal 2014.
Fiscal 2014 — The View Ahead
For fiscal year 2014, we expect revenue growth driven by mid-single-digit global comparable store sales growth, 1,500 new store openings, and continued growth in the Channel Development business.
We expect fiscal year 2014 consolidated operating margin improvement, when compared to our fiscal 2013 operating results excluding the litigation charge associated with the Kraft arbitration, of 150 to 200 basis points and strong EPS growth, driven primarily by leverage on revenue growth.

The effective tax rate for fiscal 2014 is expected to be approximately 34.5%.
Capital expenditures in fiscal 2014 are expected to be approximately $1.2 billion, primarily for store renovations and new stores, as well for other investments to support our ongoing growth initiatives.

Operating Segment Overview
Starbucks has four reportable operating segments: 1) Americas, inclusive of the US, Canada, and Latin America markets; 2) Europe, Middle East, and Africa, ("EMEA"); 3) China / Asia Pacific (“CAP”) and 4) Channel Development. All Other Segments includes Teavana, Seattle's Best Coffee and Evolution Fresh, as well as our Digital Ventures business.
The Americas, EMEA and CAP segments include company-operated stores and licensed stores. Licensed stores generally have a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in its share of costs as these are primarily incurred by the licensee. The EMEA and CAP segments have a higher relative share of licensed stores versus company-operated stores compared to the Americas segment; however, the Americas segment has been operating significantly longer than the other segments and has developed deeper awareness of, and attachment to, the Starbucks brand and stores among its customer base. As a result, the more mature Americas segment has significantly more stores and higher total revenues than the other two segments. Average sales per store are also higher in the Americas due to various factors including length of time in market.
In certain international markets occupancy costs and store operating expenses can be higher than in the US market due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to the US market. International markets in the early stages of development require a more extensive support organization, relative to the current levels of revenue and operating income, than the US market.
We continue to add new stores in both existing, more-mature markets such as the US, and in newer, higher growth markets such as China. Our disciplined approach to expanding our global store base also includes optimizing the mix of company-operated and licensed stores in each market.
Our Channel Development segment includes whole bean and ground coffees, premium Tazo® teas, Starbucks- and Tazo-branded single serve products, a variety of ready-to-drink beverages, such as Starbucks Refreshers™ beverages, and other branded products sold worldwide through channels such as grocery stores, warehouse clubs, specialty retailers, convenience stores, and US foodservice accounts. Ready-to-drink beverages are primarily manufactured and distributed through The North American Coffee Partnership, a joint venture with the Pepsi-Cola Company. The proportionate share of the results of the joint venture is included, on a net basis, in income from equity investees on the consolidated statements of earnings.
Acquisitions
See Note 2 to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions.

RESULTS OF OPERATIONS — FISCAL 2013 COMPARED TO FISCAL 2012

Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012

				% of Total Net Revenues
Net revenues:
Company-operated stores	$11,793.2	$10,534.5	11.9%	79.2%	79.2%
Licensed stores	1,360.5	1,210.3	12.4%	9.1%	9.1%
CPG, foodservice and other	1,738.5	1,554.7	11.8%	11.7%	11.7%
Total net revenues	$14,892.2	$13,299.5	12.0%	100.0%	100.0%
Total net revenues were $14.9 billion for fiscal 2013, an increase of $1.6 billion, or 12%, over fiscal 2012, primarily due to increased revenues from company-operated stores (contributing $1.3 billion). The increase in company-operated store revenue was driven by an increase in comparable store sales (7%, or approximately $720 million) and incremental revenues from 492 net new company-operated store openings over the past 12 months (approximately $386 million).

Licensed store revenue growth contributed $150 million to the increase in total net revenues in fiscal 2013, primarily due to higher product sales to and royalty revenues from our licensees, as a result of improved comparable store sales and the opening of 843 net new licensed stores over the past 12 months.
CPG, foodservice and other revenues increased $184 million, primarily driven by increased sales of premium single serve products (approximately $116 million) and increased foodservice sales (approximately $37 million).

Operating Expenses

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012

			% of Total Net Revenues
Cost of sales including occupancy costs	$6,382.3	$5,813.3	42.9%	43.7%
Store operating expenses	4,286.1	3,918.1	28.8%	29.5%
Other operating expenses	457.2	429.9	3.1%	3.2%
Depreciation and amortization expenses	621.4	550.3	4.2%	4.1%
General and administrative expenses	937.9	801.2	6.3%	6.0%
Litigation charge	2,784.1	—	18.7%	—%
Total operating expenses	15,469.0	11,512.8	103.9%	86.6%
Income from equity investees	251.4	210.7	1.7%	1.6%
Operating income/(loss)	$(325.4)	$1,997.4	(2.2)%	15.0%
Supplemental ratios as a % of related revenues:
Store operating expenses			36.3%	37.2%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points, primarily due to lower commodity costs (approximately 50 basis points), driven by a decrease in coffee costs.
Store operating expenses as a percentage of total net revenues decreased 70 basis points. As a percentage of company-operated store revenues, store operating expenses decreased 90 basis points, primarily driven by sales leverage in our Americas segment (approximately 90 basis points) and store portfolio optimization initiatives in Europe that began in the fourth quarter of fiscal 2012 (approximately 50 basis points). This was partially offset by the addition of Teavana and continued investment in our emerging brands (approximately 60 basis points).

Other operating expenses as a percentage of total net revenues decreased 10 basis points. As a percentage of non-company-operated store revenues, other operating expenses decreased 70 basis points, primarily driven by sales leverage (approximately 40 basis points) and decreased marketing expenses (approximately 20 basis points).
General and administrative expenses as a percentage of total net revenues increased 30 basis points, primarily driven by increased costs to support overall company growth and the costs related to our October Global Leadership Conference.
Income from equity investees increased $41 million, primarily due to increased income from of our joint venture operations in Japan and China, as well as improved performance from our North American Coffee Partnership joint venture, which produces, bottles and distributes our ready-to-drink beverages.
Litigation charge of $2,784.1 million reflects the accrual we recorded as a result of the conclusion of the arbitration with Kraft. This charge includes $2,227.5 million in damages and $556.6 million in estimated interest and attorneys' fees.
The combination of the above resulted in an operating loss of $325.4 million and operating margin of (220) basis points.

Other Income and Expenses

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012

			% of Total Net Revenues
Operating income/(loss)	$(325.4)	$1,997.4	(2.2)%	15.0%
Interest income and other, net	123.6	94.4	0.8%	0.7%
Interest expense	(28.1)	(32.7)	(0.2)%	(0.2)%
Earnings/(loss) before income taxes	(229.9)	2,059.1	(1.5)%	15.5%
Income taxes	(238.7)	674.4	(1.6)%	5.1%
Net earnings including noncontrolling interests	8.8	1,384.7	0.1%	10.4%
Net earnings attributable to noncontrolling interests	0.5	0.9	—%	—%
Net earnings attributable to Starbucks	$8.3	$1,383.8	0.1%	10.4%
Effective tax rate including noncontrolling interests			103.8%	32.8%
Net interest income and other increased $29 million over the prior year, primarily due to gains on the sale of the equity in our Chile and Argentina joint ventures in the fourth quarter of fiscal 2013 (approximately $45 million) and in Mexico in the second quarter of fiscal 2013 (approximately $35 million). These gains were partially offset by the absence of additional income recognized in the prior year associated with unredeemed gift cards following a court ruling related to state unclaimed property laws (approximately $29 million). Also offsetting the gains were unfavorable mark-to-market adjustments in fiscal 2013 compared to favorable mark-to-market adjustments in fiscal 2012 from derivatives used to manage our risk of commodity price fluctuations (approximately $24 million).

Income taxes for fiscal year 2013 resulted in an effective tax rate of 103.8% compared to 32.8% for fiscal year 2012.  The change in our effective tax rate was primarily due to the impact of the litigation charge associated with the Kraft arbitration in fiscal 2013. For additional information on the impact to our fiscal 2013 effective tax rate from the litigation charge, see Note 13 to the consolidated financial statements included in Item 8 of Part II of this 10-K. Excluding the impact of the litigation charge, the effective tax rate for fiscal year 2013 decreased slightly compared to fiscal 2012 primarily due to benefits from releasing certain tax reserves in fiscal 2013 and a further benefit in fiscal 2013 primarily relating to state income tax expense adjustments for returns filed in prior years. These items were partially offset by a decrease in tax benefits relating to coffee procurement in the current year.

Segment Information
The following tables summarize the results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012

			As a % of Americas Total Net Revenues
Total net revenues	$11,000.8	$9,936.0	100.0%	100.0%
Cost of sales including occupancy costs	4,214.9	3,885.5	38.3%	39.1%
Store operating expenses	3,710.2	3,427.8	33.7%	34.5%
Other operating expenses	96.9	83.8	0.9%	0.8%
Depreciation and amortization expenses	429.3	392.4	3.9%	3.9%
General and administrative expenses	186.7	128.2	1.7%	1.3%
Total operating expenses	8,638.0	7,917.7	78.5%	79.7%
Income from equity investees	2.4	2.1	—%	—%
Operating income	$2,365.2	$2,020.4	21.5%	20.3%
Supplemental ratios as a % of related revenues:
Store operating expenses			37.0%	37.8%
Revenues
Americas total net revenues for fiscal 2013 increased $1.1 billion, or 11%, primarily due to increased revenues from company-operated stores (contributing $961 million) and licensed stores (contributing $90 million).
The increase in company-operated store revenues was driven by an increase in comparable store sales (7%, or approximately$676 million) and incremental revenues from 276 net new company-operated store openings over the past 12 months (approximately $273 million). The increase in licensed stores revenue was due to higher product sales to and royalty revenues from our licensees as a result of improved comparable store sales and the opening of 404 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points, primarily due to store initiatives to reduce waste (approximately 40 basis points) and lower commodity costs (approximately 30 basis points), driven by a decrease in coffee costs.
Store operating expenses as a percentage of total net revenues (as well as a percentage of company-operated store revenues) decreased 80 basis points, primarily driven by sales leverage (approximately 60 basis points).

General and administrative expenses as a percentage of total net revenues increased 40 basis points primarily due to the costs related to our October Global Leadership Conference (approximately 20 basis points).
The combination of these changes resulted in an increase in operating margin of 120 basis points over fiscal 2012.

EMEA

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012

			As a % of EMEA Total Net Revenues
Total net revenues	$1,160.0	$1,141.3	100.0%	100.0%
Cost of sales including occupancy costs	590.9	597.3	50.9%	52.3%
Store operating expenses	339.4	371.1	29.3%	32.5%
Other operating expenses	38.5	33.6	3.3%	2.9%
Depreciation and amortization expenses	55.5	57.1	4.8%	5.0%
General and administrative expenses	71.9	75.7	6.2%	6.6%
Total operating expenses	1,096.2	1,134.8	94.5%	99.4%
Income from equity investees	0.4	0.3	—%	—%
Operating income	$64.2	$6.8	5.5%	0.6%
Supplemental ratios as a % of related revenues:
Store operating expenses			36.4%	38.3%
Revenues
EMEA total net revenues for fiscal 2013 increased $19 million, or 2%, over fiscal 2012. Licensed stores revenue grew $51 million, or 36%, due to increased product sales to and higher royalty revenues from licensees, primarily from the opening of 129 net new licensed stores over the past 12 months and improved comparable store sales. This growth was largely offset by a decline of $36 million in company-operated stores revenue resulting from our store portfolio optimization activities which began in the prior year.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 140 basis points, primarily due to lower occupancy costs resulting from our store portfolio optimization initiatives in Europe that began in the fourth quarter of fiscal 2012 (approximately 120 basis points) and a reduction to the estimated asset retirement obligations of our store leases in the region in fiscal 2013 (approximately 70 basis points). These improvements were partially offset by the impact of the shift in composition of our store portfolio in the region to more licensed stores, which have a lower gross margin.
Store operating expenses as a percentage of total net revenues decreased 320 basis points. As a percentage of company-operated store revenues, store operating expenses decreased 190 basis points, primarily from our store portfolio optimization initiatives (approximately 120 basis points).
Other operating expenses as a percentage of total net revenues increased 40 basis points. As a percentage of non-company-operated store revenues, other operating expenses decreased 250 basis points, mainly driven by sales leverage (approximately 180 basis points).
The above changes contributed to an overall improvement in operating margin of 490 basis points over fiscal 2012.

China / Asia Pacific

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012

			As a % of CAP Total Net Revenues
Total net revenues	$917.0	$721.4	100.0%	100.0%
Cost of sales including occupancy costs	449.5	362.8	49.0%	50.3%
Store operating expenses	170.0	119.2	18.5%	16.5%
Other operating expenses	46.1	47.0	5.0%	6.5%
Depreciation and amortization expenses	33.8	23.2	3.7%	3.2%
General and administrative expenses	48.4	39.0	5.3%	5.4%
Total operating expenses	747.8	591.2	81.5%	82.0%
Income from equity investees	152.0	122.4	16.6%	17.0%
Operating income	$321.2	$252.6	35.0%	35.0%
Supplemental ratios as a % of related revenues:
Store operating expenses			25.3%	24.4%
Revenues
China/Asia Pacific total net revenues for fiscal 2013 increased $196 million, or 27%, primarily due to increased revenues from company-operated stores (contributing $183 million), driven by the opening of 240 net new stores over the past 12 months (approximately $129 million) and a 9% increase in comparable store sales (approximately $43 million).
Licensed store revenues contributed $13 million to the increase in total net revenues, mainly from increased royalty revenues from and product sales to licensees, driven by the opening of 348 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 130 basis points, primarily driven by company-operated store growth (approximately 170 basis points) as product sales through company-operated stores have higher gross margins than product sales to licensees.
Store operating expenses as a percentage of total net revenues increased 200 basis points due primarily to new store growth. As a percentage of company-operated store revenues, store operating expenses increased 90 basis points due to a change in classification of certain operating costs that were included in general and administrative expenses (approximately 50 basis points) and other operating expenses (approximately 40 basis points) in the prior year.
Other operating expenses as a percentage of total net revenues decreased 150 basis points. As a percentage of non-company-operated store revenues, other operating expenses decreased 140 basis points, primarily driven by a change in classification of certain operating costs to store operating expenses in the current year (approximately 110 basis points).
Income from equity investees increased $30 million, primarily due to improved performance of our joint venture operations in Japan and China.
The above changes resulted in the operating margin percentage being unchanged year over year.

Channel Development

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012

			As a % of Channel Development Total Net Revenues
Total net revenues	$1,420.7	$1,292.2	100.0%	100.0%
Cost of sales	878.4	827.6	61.8%	64.0%
Other operating expenses	201.2	191.1	14.2%	14.8%
Depreciation and amortization expenses	1.1	1.3	0.1%	0.1%
General and administrative expenses	21.1	17.0	1.5%	1.3%
Total operating expenses	1,101.8	1,037.0	77.6%	80.3%
Income from equity investees	96.6	85.2	6.8%	6.6%
Operating income	$415.5	$340.4	29.2%	26.3%
Revenues
Channel Development total net revenues for fiscal 2013 increased $129 million, or 10%, primarily due to increased sales of premium single serve products (approximately $116 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 220 basis points, primarily due to lower coffee costs (approximately 250 basis points).
Other operating expenses as a percentage of total net revenues decreased 60 basis points, due primarily to lower marketing expenditures (approximately 20 basis points) and increased sales leverage (approximately 20 basis points).
The above changes contributed to an increase in operating margin of 290 basis points over fiscal 2012.

All Other Segments

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	% Change

Total net revenues	$393.7	$208.6	88.7%
Cost of sales	239.8	140.1	71.2%
Store operating expenses	66.5	—	100.0%
Other operating expenses	75.3	74.4	1.2%
Depreciation and amortization expenses	11.7	2.5	368.0%
General and administrative expenses	34.9	19.7	77.2%
Total operating expenses	428.2	236.7	80.9%
Income from equity investees	—	0.7	(100.0)%
Operating loss	$(34.5)	$(27.4)	25.9%
All Other Segments includes Teavana, Seattle’s Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments increased $185 million, driven by incremental revenues from the acquisition of Teavana in the second quarter of fiscal 2013 (approximately $156 million).
Total operating expenses increased $192 million, largely due to incremental expenses from the acquisition of Teavana.

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
CPG, foodservice and other revenues increased $494 million, primarily due to sales of Starbucks- and Tazo-branded K-Cup® portion packs launched in the CPG channel on November 1, 2011 (approximately $232 million). The benefit of recognizing full revenue from packaged coffee and tea under the direct distribution model (approximately $78 million) and an increase in foodservice revenues (approximately $50 million) also contributed.

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

Other operating expenses as a percentage of total net revenues decreased 20 basis points. As a percentage of net revenues excluding company-operated store revenues, other operating expenses decreased 350 basis points. This decrease was primarily driven by increased sales leverage (approximately 150 basis points), the absence of charges in fiscal 2012 related to the Seattle’s Best Coffee® store closures in Borders bookstores (approximately 80 basis points) and a shift in the timing of marketing spend (approximately 60 basis points).
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

Other Income and Expenses

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
			% of Total Net Revenues
Operating income	$1,997.4	$1,728.5	15.0%	14.8%
Interest income and other, net	94.4	115.9	0.7%	1.0%
Interest expense	(32.7)	(33.3)	(0.2)%	(0.3)%
Earnings before income taxes	2,059.1	1,811.1	15.5%	15.5%
Income taxes	674.4	563.1	5.1%	4.8%
Net earnings including noncontrolling interests	1,384.7	1,248.0	10.4%	10.7%
Net earnings attributable to noncontrolling interests	0.9	2.3	—%	—%
Net earnings attributable to Starbucks	$1,383.8	$1,245.7	10.4%	10.6%
Effective tax rate including noncontrolling interests			32.8%	31.1%
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

Segment Information
The following tables summarize the results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
			As a % of Americas Total Net Revenues
Total net revenues	$9,936.0	$9,065.0	100.0%	100.0%
Cost of sales including occupancy costs	3,885.5	3,512.7	39.1%	38.8%
Store operating expenses	3,427.8	3,184.2	34.5%	35.1%
Other operating expenses	83.8	75.8	0.8%	0.8%
Depreciation and amortization expenses	392.4	391.4	3.9%	4.3%
General and administrative expenses	128.2	127.3	1.3%	1.4%
Total operating expenses	7,917.7	7,291.4	79.7%	80.4%
Income from equity investees	2.1	1.6	—%	—%
Operating income	$2,020.4	$1,775.2	20.3%	19.6%
Supplemental ratios as a % of related revenues:
Store operating expenses			37.8%	38.1%
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
The combination of these changes, along with increased sales leverage on depreciation and amortization expense (approximately 40 basis points), resulted in an increase in operating margin of 70 basis points over fiscal 2011.

EMEA

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
			As a % of EMEA Total Net Revenues
Total net revenues	$1,141.3	$1,046.8	100.0%	100.0%
Cost of sales including occupancy costs	597.3	530.3	52.3%	50.7%
Store operating expenses	371.1	327.3	32.5%	31.3%
Other operating expenses	33.6	36.5	2.9%	3.5%
Depreciation and amortization expenses	57.1	53.4	5.0%	5.1%
General and administrative expenses	75.7	66.4	6.6%	6.3%
Total operating expenses	1,134.8	1,013.9	99.4%	96.9%
Income from equity investees	0.3	6.0	—%	0.6%
Operating income	$6.8	$38.9	0.6%	3.7%
Supplemental ratios as a % of related revenues:
Store operating expenses			38.3%	36.1%
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

Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 160 basis points, primarily driven by higher costs related to the transition to a consolidated food and dairy distribution model in the UK that began in the first quarter of fiscal 2012 (approximately 180 basis points). These costs are expected to decline over time as the full benefits of the transition are realized. Also contributing to the increase were costs related to store portfolio optimization initiatives occurring in the fourth quarter of fiscal 2012 (approximately 60 basis points), partially offset by increased sales leverage on occupancy costs.
Store operating expenses as a percentage of total net revenues increased 120 basis points. Store operating expenses as a percentage of company-operated store revenues increased 220 basis points, primarily driven by asset impairments related to underperforming stores (approximately 140 basis points). Also contributing to the increase were costs related to store portfolio optimization initiatives occurring in the fourth quarter of fiscal 2012 (approximately 40 basis points).
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
The above changes contributed to a decrease in operating margin of 310 basis points over the prior year.

China / Asia Pacific

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
			As a % of CAP Total Net Revenues
Total net revenues	$721.4	$552.3	100.0%	100.0%
Cost of sales including occupancy costs	362.8	282.0	50.3%	51.1%
Store operating expenses	119.2	83.4	16.5%	15.1%
Other operating expenses	47.0	35.7	6.5%	6.5%
Depreciation and amortization expenses	23.2	18.1	3.2%	3.3%
General and administrative expenses	39.0	34.7	5.4%	6.3%
Total operating expenses	591.2	453.9	82.0%	82.2%
Income from equity investees	122.4	92.9	17.0%	16.8%
Operating income	$252.6	$191.3	35.0%	34.6%
Supplemental ratios as a % of related revenues:
Store operating expenses			24.4%	23.1%
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
The combination of these changes, along with increased sales leverage on depreciation and amortization (approximately 10 basis points) and general and administrative expenses (approximately 90 basis points), resulted in an increase in operating margin of 40 basis points over fiscal 2011.

Channel Development

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
			As a % of Channel Development Total Net Revenues
Total net revenues	$1,292.2	$860.5	100.0%	100.0%
Cost of sales	827.6	487.5	64.0%	56.7%
Other operating expenses	191.1	151.8	14.8%	17.6%
Depreciation and amortization expenses	1.3	2.4	0.1%	0.3%
General and administrative expenses	17.0	10.9	1.3%	1.3%
Total operating expenses	1,037.0	652.6	80.3%	75.8%
Income from equity investees	85.2	75.6	6.6%	8.8%
Operating income	$340.4	$283.5	26.3%	32.9%
Revenues
Channel Development total net revenues for fiscal 2012 increased 50%, or $432 million, primarily due to sales of Starbucks- and Tazo-branded K-Cup® portion packs (approximately $232 million). The benefit of recognizing full revenue from packaged coffee and tea sales under the direct distribution model through the second quarter of fiscal 2012 (approximately $70 million) and increased foodservice revenues (approximately $33 million) also contributed.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 730 basis points, primarily due to increased commodity costs (approximately 570 basis points), mainly coffee, and a shift in our product mix driven by the introduction of Starbucks- and Tazo-branded K-Cup® portion packs (approximately 140 basis points).
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
The combination of these changes resulted in a decrease in operating margin of 660 basis points over fiscal 2011.

All Other Segments

Fiscal Year Ended	Sep 30, 2012	Oct 2, 2011	% Change
Total net revenues	$208.6	$175.8	18.7%
Cost of sales	140.1	103.0	36.0%
Other operating expenses	74.4	93.0	(20.0)%
Depreciation and amortization expenses	2.5	1.0	150.0%
General and administrative expenses	19.7	12.2	61.5%
Total operating expenses	236.7	209.2	13.1%
Income/(Loss) from equity investees	0.7	(2.4)	nm
Operating loss	$(27.4)	$(35.8)	(23.5)%
All other segments includes operating results from Teavana, Seattle’s Best Coffee, Evolution Fresh and Digital Ventures.
Total net revenues increased $33 million, primarily due to incremental revenues from Evolution Fresh, which was acquired during the first quarter of fiscal 2012.
Total operating expenses increased $28 million, primarily due to increased cost of sales resulting from higher coffee costs.

SUMMARIZED QUARTERLY FINANCIAL INFORMATION (unaudited; in millions, except EPS)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2013:(1)
Net revenues	$3,799.6	$3,555.9	$3,741.7	$3,795.0	$14,892.2
Operating income/(loss)	630.6	544.1	615.2	(2,115.2)	(325.4)
Net earnings/(loss) attributable to Starbucks	432.2	390.4	417.8	(1,232.0)	8.3
EPS — diluted	$0.57	$0.51	$0.55	$(1.64)	$0.01
Fiscal 2012:
Net revenues	$3,435.9	$3,195.9	$3,303.6	$3,364.2	$13,299.5
Operating income	556.0	430.4	491.6	519.6	1,997.4
Net earnings attributable to Starbucks	382.1	309.9	333.1	359.0	1,383.8
EPS — diluted	$0.50	$0.40	$0.43	$0.46	$1.79

(1) The fourth quarter of fiscal 2013 includes a pretax charge of $2,784.1 million resulting from the conclusion of the arbitration with Kraft.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Investment Overview
Starbucks cash and short-term investments were $3.2 billion and $2.0 billion as of September 29, 2013 and September 30, 2012, respectively. As of September 29, 2013, approximately $994.4 million of cash was held in foreign subsidiaries. Of our cash held in foreign subsidiaries, $527.4 million is denominated in the US dollar. We actively manage our cash and short-term investments in order to internally fund operating needs domestically and internationally, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term investments consisted predominantly of US Treasury securities, commercial paper, corporate bonds, and US Agency securities. Also included in our short-term investment portfolio are certificates of deposit placed through an account registry service, with maturities ranging from 91 days to one year. The principal amounts of the individual certificates of deposit do not exceed the Federal Deposit Insurance Corporation limits. Our portfolio of long-term available for sale securities consists predominantly of high investment-grade corporate bonds, diversified among industries and individual issuers.

Borrowing capacity
Our previous $500 million unsecured, revolving credit facility (the “2010 credit facility”) was set to mature in November 2014. In the second quarter of fiscal 2013, we replaced the 2010 credit facility with a new $750 million unsecured, revolving credit facility (the “2013 credit facility”) with various banks, of which $150 million may be used for issuances of letters of credit.
The 2013 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on February 5, 2018. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the 2013 credit facility will bear interest at a variable rate based on LIBOR, and, for US dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2013 credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 2013 credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The 2013 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As a result of the arbitrator’s ruling on the Kraft litigation, which is discussed further in Note 15 to the consolidated financial statements included in Item 8 of Part II of this 10-K, the credit facility was amended on November 15, 2013 to exclude the impact of the litigation charge, including the impact on our fixed charge coverage ratio. As of September 29, 2013, we were in compliance with each of these covenants, as amended.

Under our commercial paper program, as approved by our board of directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $729 million under our commercial paper program (the $750 million committed credit facility amount, less $21 million in outstanding letters of credit). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During fiscal 2013 and fiscal 2012, there were no borrowings under the credit facility or commercial paper programs. As of September 29, 2013 and September 30, 2012, a total of $21 million and $18 million, respectively, in letters of credit were outstanding under the credit facility.
In September 2013, we issued $750 million of 10-year 3.85% Senior Notes due in October 2023, in an underwritten registered public offering. Interest on the notes is payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2014. As discussed further in Note 3 to the consolidated financial statements included in Item 8 of Part II of this 10-K, during the third quarter of fiscal 2013 we entered into forward-starting interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to these Senior Notes. We cash settled these swap agreements during the fourth quarter of fiscal 2013 at the time of the pricing of the $750 million in Senior Notes. The resulting net gains from these agreements are included in accumulated other comprehensive income and will be amortized as a reduction to interest expense on the consolidated statements of earnings over the life of these Senior Notes.
The indentures under which our $550 million of 10-year 6.25% Senior Notes and our $750 million of 10-year 3.85% Senior Notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 29, 2013, we were in compliance with each of these covenants.

Use of Cash
As discussed further in Note 15 to the consolidated financial statements included in Item 8 of Part II of this 10-K, the arbitration concluded for a commercial dispute relating to a distribution agreement we previously held with Kraft. As a result of the arbitration proceedings, Starbucks was ordered to pay Kraft $2.23 billion in damages plus prejudgment interest and attorneys' fees. We have estimated prejudgment interest and attorneys' fees to be approximately $557 million. We expect to fund our payment to Kraft through the use of available cash on hand in the US and anticipated additional issuance of debt.
We expect to use additional available cash and short-term investments, including additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including new product innovations and related marketing support, as well as other new business opportunities related to our core businesses. We believe that future cash flows generated from operations and existing cash and short-term investments both domestically and internationally will be sufficient to finance capital requirements for our core businesses in those respective markets as well as shareholder distributions for the foreseeable future.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of September 29, 2013 to be indefinitely reinvested and, accordingly, no US income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US we would be subject to additional US income taxes, which could be material. We do not believe it is practical to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
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
Other than the expected payment to Kraft and normal operating expenses, cash requirements for fiscal 2014 are expected to consist primarily of new company-operated stores; capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2014 are expected to be approximately $1.2 billion.

During each of the first three quarters of fiscal 2012, we declared and paid a cash dividend to shareholders of $0.17 per share. In the fourth quarter of fiscal 2012 and each of the first three quarters of fiscal 2013 we declared a cash dividend of $0.21 per share. Cash dividends paid in fiscal 2013 and 2012 totaled $629 million and $513 million, respectively. In the fourth quarter of fiscal 2013, we declared a cash dividend of $0.26 per share to be paid on November 29, 2013 with an expected payout of $196 million.
During fiscal years 2013 and 2012, we repurchased 11 million and 12 million shares of common stock, respectively, or $544 million and $593 million, respectively, under share repurchase authorizations. The number of remaining shares authorized for repurchase at September 29, 2013 totaled 26.4 million.

Cash Flows
Cash provided by operating activities was $2.9 billion for fiscal year 2013, compared to $1.8 billion for fiscal year 2012. The increase was primarily due to increased earnings, excluding the accrued litigation charge, and improvements in working capital accounts, primarily driven by a decrease in inventories and an increase in accounts payable.
Cash used by investing activities totaled $1.4 billion for fiscal years 2013, compared to $974 million for fiscal year 2012. The increase was primarily due to cash paid to acquire Teavana and an increase in capital expenditures, primarily for remodeling and renovating existing company-operated stores and opening new retail stores, partially offset by a net increase in cash received from investment securities.
Cash used by financing activities for fiscal year 2013 totaled $108 million, compared to $746 million for fiscal year 2012. The decrease was primarily due to the net cash proceeds from the fiscal 2013 issuance of long-term debt, partially offset by an increase in cash returned to shareholders through higher dividend payments in fiscal 2013.

Contractual Obligations
Our contractual obligations and borrowings as of September 29, 2013, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(2)	$4,585.9	$875.1	$1,490.2	$978.1	$1,242.5
Purchase obligations(3)	915.7	570.4	300.3	45.0	—
Debt obligations(4)	1,697.3	48.8	126.5	642.1	879.9
Other obligations(5)	2,837.6	2,787.7	6.0	6.4	37.5
Total	$10,036.5	$4,282.0	$1,923.0	$1,671.6	$2,159.9

(1)
Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of September 29, 2013, we had $91.1 million of gross unrecognized tax benefits for uncertain tax positions.

(2)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 96% of total purchase obligations.

(4)	Debt amounts include principal maturities and scheduled interest payments on our long-term debt.

(5)
Other obligations include our estimated future payments associated with the accrued litigation charge and other long-term liabilities primarily consisting of asset retirement obligations, capital lease obligations and hedging instruments.

Starbucks currently expects to fund these commitments primarily with operating cash flows generated in the normal course of business.
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
The following table summarizes the potential impact as of September 29, 2013 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$6	$(6)	$—	$—

Foreign Currency Exchange Risk
The majority of our revenue, expense and capital purchasing activities are transacted in US dollars. However, because a portion of our operations consists of activities outside of the US, we have transactions in other currencies, primarily the Canadian dollar, Japanese yen, Chinese renminbi, British pound, and euro. As a result, we may engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets, and liabilities denominated in foreign currencies.
As of September 29, 2013, we had forward foreign exchange contracts that hedge portions of anticipated international revenue streams and inventory purchases. In addition, we had forward foreign exchange contracts that qualify as accounting hedges of our net investment in Starbucks Japan to minimize foreign currency exposure.
Starbucks also had forward foreign exchange contracts that are not designated as hedging instruments for accounting purposes (free standing derivatives), but which largely offset the financial impact of translating certain foreign currency denominated payables and receivables. Increases or decreases in the fair value of these derivatives are generally offset by corresponding decreases or increases in the US dollar value of our foreign currency denominated payables and receivables (i.e., “hedged items”) that would occur within the period.

The following table summarizes the potential impact as of September 29, 2013 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in the fair value of these derivative financial instruments due in turn to a change in the value of the US dollar as compared to the level of foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$8	$(8)	$37	$(37)

Equity Security Price Risk
We have minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within our trading portfolio. The trading securities approximate a portion of our liability under the Management Deferred Compensation Plan (“MDCP”). A corresponding liability is included in accrued compensation and related costs on the consolidated balance sheets. These investments are recorded at fair value with unrealized gains and losses recognized in net interest income and other in the consolidated statements of earnings. The offsetting changes in the MDCP liability are recorded in general and administrative expenses. We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of September 29, 2013 and determined that such a change would not have a significant impact on the fair value of these instruments.

Interest Rate Risk
Debt Securities
We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt as well as the anticipated issuance of new debt. As of September 29, 2013 and September 30, 2012, we did not have any interest rate hedge agreements outstanding.
The following table summarizes the impact of a change in interest rates as of September 29, 2013 on the fair value of Starbucks debt (in millions):

		Change in Fair Value
	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

6.25% Senior Notes	$644	$(23)	$23
3.85% Senior Notes	$762	$(62)	$62
Available-for-Sale Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of fixed income instruments. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 29, 2013, and determined that such a change would not have a significant impact on the fair value of these instruments.

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

Property, Plant and Equipment and Definite-Lived Assets
When facts and circumstances indicate that the carrying values of property plant and equipment and definite-lived intangible assets may not be recoverable, we evaluate such assets for impairment. We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, we measure an impairment loss based on the asset’s estimated fair value. For retail assets, the impairment test is performed at the individual store asset group level. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections. Key assumptions used in this calculation include revenue growth, operating expenses and a discount rate that we believe a buyer would assume when determining a purchase price for the store. Estimates of revenue growth and operating expenses are based on internal projections and consider a store’s historical performance, local market economics and the business environment impacting the store’s performance. These estimates are subjective and can be significantly impacted by changes in the business or economic conditions. For non-retail assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows, comparable transactions, or comparable company analyses.
Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting asset useful lives. Further, our ability to realize undiscounted cash flows in excess of the carrying values of our assets is affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance. During the past three fiscal years, we have not made any material changes in the accounting methodology that we use to assess property plant and equipment and definite-lived intangible asset impairment loss. For the foreseeable future, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate such impairment losses. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill for impairment on an annual basis during our third fiscal quarter, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. The fair value of each of our reporting units is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow model. Key assumptions used in this calculation include revenue growth, operating expenses and a discount rate that we believe a buyer would assume when determining a purchase price for the reporting unit. Estimates of revenue growth and operating expenses are based on internal projections considering a reporting unit’s past performance and forecasted growth, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is calculated using an estimated cost of capital for a retail operator to operate the reporting unit in the region. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.
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
We evaluate indefinite-lived intangible assets (primarily trade names and trademarks) for impairment on an annual basis or more frequently if an event occurs or changes in circumstances indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative assessment to determine if the fair value of the intangible asset group is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the intangible asset group is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the intangible asset group. If the carrying amount of the intangible asset group exceeds the implied estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. Fair value is the price a willing buyer would pay for the intangible asset and is typically calculated using a discounted cash flow model. Key assumptions used in this calculation include revenue growth, the royalty rate that could hypothetically be charged by a licensor of the asset to an unrelated licensee and a discount rate that we believe reflects the level of risk associated with receiving the future cash flows attributable to the asset. Estimates of revenue growth are based on internal projections considering the intangible asset group's past performance and forecasted growth. The royalty rate used is based on observed market royalty rates for similar licensing arrangements adjusted for our particular facts and circumstances. The discount rate is calculated using an estimated cost of capital that reflects the risk profile of the related business. These estimates are subjective judgments and can be significantly impacted by changes in the business or economic conditions.
Our impairment loss calculations contain uncertainties because they require management to make assumptions in the qualitative assessment of the reporting unit or intangible asset group and require management to apply judgment to estimate the reporting units or intangible asset group's fair value, including estimating future cash flows, and if necessary, the fair value of a reporting units’ assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance, and changes in our business strategies. During the past three fiscal years, we have not made any material changes in the accounting methodology that we use to assess impairment loss. For fiscal 2013, we determined the fair value of our reporting units and intangible asset group's were substantially in excess of their carrying values. Accordingly, we did not recognize any goodwill impairments during the current fiscal year. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to test for impairment losses in the foreseeable future. However, as we periodically reassess our fair value calculations, including estimated future cash flows, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

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
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefits liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when new information becomes available.
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

Our disclosures of and accruals for litigation claims, if any, contain uncertainties because management is required to use judgment to estimate the probability of a loss and a range of possible losses related to each claim. Note 15 to the consolidated financial statements included in Item 8 of Part II of this 10-K describes the Company’s legal and other contingent liability matters.
As we periodically review our assessments of litigation accruals, we may change our assumptions with respect to loss probabilities and ranges of potential losses. Any changes in these assumptions could have a material impact on our future results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to the consolidated financial statements included in Item 8 of Part II of this 10-K for a detailed description of recent accounting pronouncements. We do not expect these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition, or liquidity in future periods.

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

Item 8.	Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Net revenues:
Company-operated stores	$11,793.2	$10,534.5	$9,632.4
Licensed stores	1,360.5	1,210.3	1,007.5
CPG, foodservice and other	1,738.5	1,554.7	1,060.5
Total net revenues	14,892.2	13,299.5	11,700.4
Cost of sales including occupancy costs	6,382.3	5,813.3	4,915.5
Store operating expenses	4,286.1	3,918.1	3,594.9
Other operating expenses	457.2	429.9	392.8
Depreciation and amortization expenses	621.4	550.3	523.3
General and administrative expenses	937.9	801.2	749.3
Litigation charge	2,784.1	—	—
Total operating expenses	15,469.0	11,512.8	10,175.8
Gain on sale of properties	—	—	30.2
Income from equity investees	251.4	210.7	173.7
Operating income/(loss)	(325.4)	1,997.4	1,728.5
Interest income and other, net	123.6	94.4	115.9
Interest expense	(28.1)	(32.7)	(33.3)
Earnings/(loss) before income taxes	(229.9)	2,059.1	1,811.1
Income taxes	(238.7)	674.4	563.1
Net earnings including noncontrolling interests	8.8	1,384.7	1,248.0
Net earnings attributable to noncontrolling interests	0.5	0.9	2.3
Net earnings attributable to Starbucks	$8.3	$1,383.8	$1,245.7
Earnings per share — basic	$0.01	$1.83	$1.66
Earnings per share — diluted	$0.01	$1.79	$1.62
Weighted average shares outstanding:
Basic	749.3	754.4	748.3
Diluted	762.3	773.0	769.7
Cash dividends declared per share	$0.89	$0.72	$0.56

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Net earnings including noncontrolling interests	$8.8	$1,384.7	$1,248.0
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(0.6)	0.7	0.7
Tax (expense)/benefit	0.2	(0.3)	(0.3)
Unrealized holding gains/(losses) on cash flow hedging instruments	47.1	(42.2)	(12.2)
Tax (expense)/benefit	(24.6)	4.3	4.5
Unrealized holding gains/(losses) on net investment hedging instruments	32.8	1.0	(12.1)
Tax (expense)/benefit	(12.1)	(0.4)	4.5
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges	46.3	14.8	16.6
Tax expense/(benefit)	(3.5)	(4.3)	(6.1)
Net unrealized holding gains/(losses)	85.6	(26.4)	(4.4)
Translation adjustment	(41.6)	6.1	(7.4)
Tax (expense)/benefit	0.3	(3.3)	0.9
Other comprehensive income/(loss)	44.3	(23.6)	(10.9)
Comprehensive income/(loss) including noncontrolling interests	53.1	1,361.1	1,237.1
Comprehensive income attributable to noncontrolling interests	0.5	0.9	2.3
Comprehensive income attributable to Starbucks	$52.6	$1,360.2	$1,234.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 29, 2013	Sep 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,575.7	$1,188.6
Short-term investments	658.1	848.4
Accounts receivable, net	561.4	485.9
Inventories	1,111.2	1,241.5
Prepaid expenses and other current assets	287.7	196.5
Deferred income taxes, net	277.3	238.7
Total current assets	5,471.4	4,199.6
Long-term investments	58.3	116.0
Equity and cost investments	496.5	459.9
Property, plant and equipment, net	3,200.5	2,658.9
Deferred income taxes, net	967.0	97.3
Other assets	185.3	144.7
Other intangible assets	274.8	143.7
Goodwill	862.9	399.1
TOTAL ASSETS	$11,516.7	$8,219.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$491.7	$398.1
Accrued litigation charge	2,784.1	—
Accrued liabilities	1,269.3	1,133.8
Insurance reserves	178.5	167.7
Deferred revenue	653.7	510.2
Total current liabilities	5,377.3	2,209.8
Long-term debt	1,299.4	549.6
Other long-term liabilities	357.7	345.3
Total liabilities	7,034.4	3,104.7
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 753.2 shares and 749.3 shares (includes 3.4 common stock units), respectively	0.8	0.7
Additional paid-in capital	282.1	39.4
Retained earnings	4,130.3	5,046.2
Accumulated other comprehensive income	67.0	22.7
Total shareholders’ equity	4,480.2	5,109.0
Noncontrolling interests	2.1	5.5
Total equity	4,482.3	5,114.5
TOTAL LIABILITIES AND EQUITY	$11,516.7	$8,219.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$8.8	$1,384.7	$1,248.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	655.6	580.6	550.0
Litigation charge	2,784.1	—	—
Gain on sale of properties	—	—	(30.2)
Deferred income taxes, net	(1,045.9)	61.1	106.2
Income earned from equity method investees, net of distributions	(56.2)	(49.3)	(32.9)
Gain resulting from sale/acquisition of equity in joint ventures	(80.1)	—	(55.2)
Stock-based compensation	142.3	153.6	145.2
Other	23.0	23.6	33.3
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(68.3)	(90.3)	(88.7)
Inventories	152.5	(273.3)	(422.3)
Accounts payable	88.7	(105.2)	227.5
Accrued liabilities and insurance reserves	87.6	23.7	(81.8)
Deferred revenue	139.9	60.8	35.8
Prepaid expenses, other current assets and other assets	76.3	(19.7)	(22.5)
Net cash provided by operating activities	2,908.3	1,750.3	1,612.4
INVESTING ACTIVITIES:
Purchase of investments	(785.9)	(1,748.6)	(966.0)
Sales, maturities and calls of investments	1,040.2	1,796.4	430.0
Acquisitions, net of cash acquired	(610.4)	(129.1)	(55.8)
Additions to property, plant and equipment	(1,151.2)	(856.2)	(531.9)
Proceeds from the sale of property, plant, and equipment	15.3	5.3	117.4
Proceeds from sale of equity in joint ventures	108.0	—	—
Other	(27.2)	(41.8)	(13.2)
Net cash used by investing activities	(1,411.2)	(974.0)	(1,019.5)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	749.7	—	—
Principal payments on long-term debt	(35.2)	—	—
(Payments)/proceeds from short-term borrowings	—	(30.8)	30.8
Purchase of noncontrolling interest	—	—	(27.5)
Proceeds from issuance of common stock	247.2	236.6	250.4
Excess tax benefit on share-based awards	258.1	169.8	103.9
Cash dividends paid	(628.9)	(513.0)	(389.5)
Repurchase of common stock	(588.1)	(549.1)	(555.9)
Minimum tax withholdings on share-based awards	(121.4)	(58.5)	(15.0)
Other	10.4	(0.5)	(5.2)
Net cash used by financing activities	(108.2)	(745.5)	(608.0)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	9.7	(0.8)
Net increase/(decrease) in cash and cash equivalents	1,387.1	40.5	(15.9)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,188.6	1,148.1	1,164.0
End of period	$2,575.7	$1,188.6	$1,148.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$34.4	$34.4	$34.4
Income taxes	$539.1	$416.9	$350.1
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance, October 3, 2010	742.6	$0.7	$145.6	$3,471.2	$57.2	$3,674.7	$7.6	$3,682.3
Net earnings	—	—	—	1,245.7	—	1,245.7	2.3	1,248.0
Other comprehensive income/(loss)					(10.9)	(10.9)	—	(10.9)
Stock-based compensation expense	—	—	147.2	—	—	147.2	—	147.2
Exercise of stock options, including tax benefit of $96.1	17.3	—	312.5	—	—	312.5	—	312.5
Sale of common stock, including tax benefit of $0.1	0.5	—	19.1	—	—	19.1	—	19.1
Repurchase of common stock	(15.6)	—	(555.9)	—	—	(555.9)	—	(555.9)
Cash dividends declared	—	—	—	(419.5)	—	(419.5)	—	(419.5)
Purchase of noncontrolling interests	—	—	(28.0)	—	—	(28.0)	(7.5)	(35.5)
Balance, October 2, 2011	744.8	$0.7	$40.5	$4,297.4	$46.3	$4,384.9	$2.4	$4,387.3
Net earnings	—	—	—	1,383.8	—	1,383.8	0.9	1,384.7
Other comprehensive income/(loss)					(23.6)	(23.6)	—	(23.6)
Stock-based compensation expense	—	—	155.2	—	—	155.2	—	155.2
Exercise of stock options, including tax benefit of $167.3	16.5	—	326.1	—	—	326.1	—	326.1
Sale of common stock, including tax benefit of $0.2	0.3	—	19.5	—	—	19.5	—	19.5
Repurchase of common stock	(12.3)	—	(501.9)	(91.3)	—	(593.2)	—	(593.2)
Cash dividends declared	—	—	—	(543.7)	—	(543.7)	—	(543.7)
Noncontrolling interest resulting from acquisition	—	—	—	—	—	—	2.2	2.2
Balance, September 30, 2012	749.3	$0.7	$39.4	$5,046.2	$22.7	$5,109.0	$5.5	$5,114.5
Net earnings	—	—	—	8.3	—	8.3	0.5	8.8
Other comprehensive income/(loss)					44.3	44.3	—	44.3
Stock-based compensation expense	—	—	144.1	—	—	144.1	—	144.1
Exercise of stock options, including tax benefit of $259.9	14.4	0.1	366.7	—	—	366.8	—	366.8
Sale of common stock, including tax benefit of $0.2	0.3	—	20.4	—	—	20.4	—	20.4
Repurchase of common stock	(10.8)	—	(288.5)	(255.6)	—	(544.1)	—	(544.1)
Cash dividends declared	—	—	—	(668.6)	—	(668.6)	—	(668.6)
Noncontrolling interest resulting from divestiture	—	—	—	—	—	—	(3.9)	(3.9)
Balance, September 29, 2013	753.2	$0.8	$282.1	$4,130.3	$67.0	$4,480.2	$2.1	$4,482.3
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 29, 2013, September 30, 2012 and October 2, 2011

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
We have four reportable operating segments: 1) Americas, inclusive of the US, Canada, and Latin America; 2) Europe, Middle East, and Africa ("EMEA"); 3) China / Asia Pacific (“CAP”) and 4) Channel Development. Teavana, Seattle's Best Coffee, Evolution Fresh and our Digital Ventures business are included in All Other Segments. Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment operating results and consolidated financial results.
Additional details on the nature of our business and our reportable operating segments are included in Note 16 of these Consolidated Financial Statements.

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

Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2013, 2012 and 2011 included 52 weeks.

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

Short-term and Long-term Investments
Our short-term and long-term investments consist primarily of investment grade debt securities all of which are classified as available-for-sale. Also included in our available-for-sale investment portfolio are certificates of deposit placed through an account registry service. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short term. All other available-for-sale securities, including all of our auction rate securities, are classified as long term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and whether we have the intent to sell or will likely be required to sell before the securities anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.
We also have a trading securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings.

Fair Value
Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. We determine fair value based on the following:
Level 1: The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. For government treasury securities, we use quoted prices in active markets for identical assets to determine fair value.
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
Level 3: We determine fair value of our auction rate securities using an internally developed valuation model, using inputs that include interest rate curves, credit and liquidity spreads, and effective maturity.

Derivative Instruments
We manage our exposure to various risks within the consolidated financial statements according to a market price risk management policy. Under this policy, we may engage in transactions involving various derivative instruments to hedge interest rates, commodity prices and foreign currency denominated revenues, purchases, assets and liabilities. We generally do not offset derivative assets and liabilities in our consolidated balance sheets or enter into derivative instruments with maturities longer than five years.
We enter into fixed-price and price-to-be-fixed green coffee purchase commitments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For both fixed-price and price-to-be-fixed purchase commitments, we expect to take delivery of and to utilize the coffee in a reasonable period of time and in the conduct of normal business. Accordingly, these purchase commitments qualify as normal purchases and are not recorded at fair value on our balance sheets.
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

Allowance for Doubtful Accounts
Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of September 29, 2013 and September 30, 2012, the allowance for doubtful accounts was $5.7 million and $5.6 million, respectively.

Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or market. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of September 29, 2013 and September 30, 2012, inventory reserves were $52.0 million and $22.6 million, respectively.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from 2 to 15 years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of the appropriate estimated useful lives. The portion of depreciation expense related to production and distribution facilities is included in cost of sales including occupancy costs on the consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss recognized in net earnings.

Goodwill
We test goodwill for impairment on an annual basis during our third fiscal quarter, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.
As a part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferable assets. When a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. There were no goodwill impairment charges recorded during fiscal 2013, 2012, and 2011.

Other Intangible Assets
Other intangible assets consist primarily of trade names and trademarks with indefinite lives, which are tested for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that assets might be impaired. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine if the fair value of the intangible asset group is more likely than not greater than its carrying amount. If we do not perform the qualitative assessment or if the fair value of the intangible asset group is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the intangible asset group. If the carrying amount of the intangible asset group exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, contract-based patents and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during fiscal 2013, 2012, and 2011.

Long-lived Assets
When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, we evaluate long-lived assets for impairment. We first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. Property, plant and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Cash flows for company-operated store assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell.
We recognized net disposition and impairment losses of $30.1 million, $31.7 million, and $36.2 million in fiscal 2013, 2012, and 2011, respectively. The nature of the underlying asset that is impaired will determine which operating expense line the impairment charge is recorded in on the consolidated statements of earnings. For assets within our retail operations, net impairment and disposition losses are recorded in store operating expenses. For all other assets, these losses are recorded in cost of sales including occupancy costs, other operating expenses, or general and administrative expenses.

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

Revenue Recognition
Consolidated revenues are presented net of intercompany eliminations for wholly owned subsidiaries and investees controlled by us and for product sales to and royalty and other fees from licensees accounted for under the equity method. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.
Company-operated Stores Revenues
Company-operated stores revenues are recognized when payment is tendered at the point of sale. Company-operated store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.
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
CPG, Foodservice and Other Revenues
CPG, foodservice and other revenues primarily consist of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse club and specialty retail stores, sales to our national foodservice accounts, and revenues from sales of products to and license fee revenues from manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements. Sales of coffee, tea, ready-to-drink beverages and related products to grocery and warehouse club stores are generally recognized when received by the customer or distributor, depending on contract terms. Revenues are recorded net of sales discounts given to customers for trade promotions and other incentives and for sales return allowances, which are determined based on historical patterns.
Revenues from sales of products to manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements are generally recognized when the product is received by the manufacturer or distributor. License fee revenues from manufacturers are based on a percentage of sales and are recognized on a monthly basis when earned. National foodservice account revenues are recognized when the product is received by the customer or distributor.
Stored Value Cards
Revenues from our stored value cards, primarily Starbucks Cards, are recognized when redeemed or when the likelihood of redemption, based on historical experience, is deemed to be remote. Outstanding customer balances are included in deferred revenue on the consolidated balance sheets. There are no expiration dates on our stored value cards, and we do not charge any service fees that cause a decrement to customer balances. While we will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may then be recognized in the consolidated statements of earnings, in net interest income and other. For the fiscal years ended September 29, 2013, September 30, 2012, and October 2, 2011, income recognized on unredeemed stored value card balances was $33.0 million, $65.8 million, and $46.9 million, respectively.
Customers in the US, Canada, the UK and Germany who register their Starbucks Card are automatically enrolled in the My Starbucks Rewards™ program and earn reward points (“Stars”) with each purchase. Reward program members receive various benefits depending on the number of Stars earned in a 12-month period. The value of Stars earned by our program members towards free product is included in deferred revenue and recorded as a reduction in revenue at the time the Stars are earned, based on the value of Stars that are projected to be redeemed.

Marketing & Advertising
Our annual marketing expenses include many components, one of which is advertising costs. We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising campaign takes place.
Marketing expenses totaled $306.8 million, $277.9 million and $244.0 million in fiscal 2013, 2012, and 2011, respectively. Included in these costs were advertising expenses, which totaled $205.8 million, $182.4 million and $141.4 million in fiscal 2013, 2012, and 2011, respectively.

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
For premiums paid upfront to enter a lease agreement, we record a deferred rent asset on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as additional rent expense on the consolidated statements of earnings.

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

Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss, included in cost of sales including occupancy costs, in the consolidated statements of earnings. As of September 29, 2013 and September 30, 2012, our net ARO asset included in property, plant and equipment was $3.8 million and $8.8 million, respectively, and our net ARO liability included in other long-term liabilities was $27.7 million and $42.6 million, respectively.

Stock-based Compensation
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights to employees, non-employee directors and consultants. We also have an employee stock purchase plan (“ESPP”). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance. We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. For stock option awards we use the Black-Scholes-Merton option pricing model to measure fair value. For RSUs, fair value is calculated using the stock price at the date of grant.

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

Recent Accounting Pronouncements
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity should present the unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The guidance will become effective for us at the beginning of our first quarter of fiscal 2015. We do not expect the adoption of this guidance will have a material impact on our financial statements.
In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance requires a parent to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance will become effective for us at the beginning of our first quarter of fiscal 2015. We do not expect the adoption of this guidance will have a material impact on our financial statements.
In February 2013, the FASB issued guidance that adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This guidance requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The guidance will become effective for us at the beginning of our first quarter of fiscal 2014. The adoption of this guidance will result in the disclosure of reclassifications from accumulated other comprehensive income by component in the consolidated statements of comprehensive income either on the face of the consolidated statements of earnings or in the Notes.
In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance will become effective for us at the beginning of our first quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our financial statements.
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

Reclassifications
Change in shared service allocations
Effective at the beginning of fiscal 2012, we implemented a strategic realignment of our organizational structure designed to accelerate our global growth strategy. A president for each region, reporting directly to our chief executive officer, was appointed to oversee the company-operated retail business working closely with both the licensed and joint-venture business partners in each market. The regional presidents were to also work closely with our Channel Development team to continue building out our brands and channels in each region.
In connection with the changes to our organizational structure and reporting, we changed the accountability for, and reporting of, certain indirect overhead costs. Certain indirect merchandising, manufacturing costs and back-office shared service costs, which were previously allocated to segment level costs of sales and operating expenses, are now managed at a corporate level and are reported within unallocated corporate expenses. These expenses have therefore been removed from the segment level financial results. In order to conform prior period classifications with the new alignment, the historical consolidated financial statements have been recast with the following adjustments to previously reported amounts (in millions):

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
There was no impact on consolidated net revenues, total operating expenses, operating income, or net earnings as a result of this change. Additional discussion regarding the change in our organizational structure and segment results is included at Note 16.
Effective in the second half of fiscal 2013, there were further changes to the leadership team which resulted in the promotion of two of these regional presidents to the role of group president. In these new roles, the group presidents have oversight of multiple operating segments. However, this did not change how we manage costs or report on our segment results and therefore did not have an impact on the historical presentation of our financial statements.

Note 2:    Acquisitions and Divestitures
In the fourth quarter of fiscal 2013, we acquired a 49% equity method ownership interest in Starbucks Spain from our licensee partner Sigla S.A. (Grupo Vips) for approximately $33 million in cash.
During the fourth quarter of 2013, we sold our 82% interest in Starbucks Coffee Chile S.A. to our joint venture partner Alsea, S.A.B. de C.V., converting this to a 100% licensed market, for a total purchase price of $68.6 million, which includes final working capital adjustments. This transaction resulted in a gain of $45.9 million, which was included in net interest income and other in the consolidated statements of earnings.
In the third quarter of fiscal 2013, we acquired 100% ownership of a coffee farm in Costa Rica for $8.1 million in cash. The fair value of the net assets acquired on the acquisition date primarily comprises property, plant and equipment.
On December 31, 2012, we acquired 100% of the outstanding shares of Teavana Holdings, Inc. (“Teavana”), a specialty retailer of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise, to elevate our tea offerings as well as expand our domestic and global tea footprint. We acquired Teavana for $615.8 million in cash. Of the total cash paid, $12.2 million was excluded from the purchase price allocation below as it represents contingent consideration receivable. At closing, we also repaid $35.2 million for long term debt outstanding on Teavana's balance sheet, which was recognized separately from the business combination. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date (in millions):

Fair Value at Dec 31, 2012
Cash and cash equivalents	$47.0
Inventories	21.3
Property, plant and equipment	59.7
Intangible assets	120.8
Goodwill	467.5
Other current and noncurrent assets	19.8
Current liabilities	(36.0)
Long-term deferred tax liability	(54.3)
Long-term debt	(35.2)
Other long-term liabilities	(7.0)
Total purchase price	$603.6

Subsequent to the initial purchase price allocation performed in the second quarter of fiscal 2013, we recorded certain immaterial purchase accounting adjustments, which are reflected in the purchase price allocation table above.
The assets acquired and liabilities assumed are reported within All Other Segments. Other current and noncurrent assets acquired primarily include prepaid expenses, trade receivables, and deferred tax assets. In addition, we assumed various current liabilities primarily consisting of accounts payable, accrued payroll related liabilities and other accrued operating expenses. The intangible assets acquired as part of the transaction include the Teavana trade name, tea blends and non-compete agreements. The Teavana trade name was valued at $105.5 million and determined to have an indefinite life, based on our expectation that the brand will be used indefinitely and has no contractual limitations. The intangible asset related to the tea blends was valued at $13.0 million and will be amortized on a straight-line basis over a period of 10 years, and the intangible asset related to the non-compete agreements was valued at $2.3 million and will be amortized on a straight-line basis over a period of 3 years. The $467.5 million of goodwill represents the intangible assets that do not qualify for separate recognition, primarily including Teavana's established global store presence in high traffic mall locations and other high-sales-volume retail venues, Teavana's global customer base, and Teavana's "Heaven of tea" retail experience in which store employees engage and educate customers about the ritual and enjoyment of tea. The goodwill was allocated to All Other Segments and is not deductible for income tax purposes.
On July 3, 2012, we acquired 100% ownership interest in Bay Bread, LLC and its La Boulange bakery brand (collectively “La Boulange”) to elevate our core food offerings and build a premium, artisanal bakery brand. We acquired La Boulange for a purchase price of approximately $100 million in cash. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date (in millions):

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
On November 10, 2011, we acquired the outstanding shares of Evolution Fresh, Inc., a super-premium juice company, to expand our portfolio of product offerings and enter into the super-premium juice market. We acquired Evolution Fresh for a purchase price of $30 million in cash. The fair value of the net assets acquired on the acquisition date included $18 million of goodwill. Evolution Fresh is reported in “All Others Segments.”
In the fourth quarter of fiscal 2011, we acquired the 50% ownership interest in Switzerland and Austria from our joint venture partner, Marinopoulos Holdings S.A.R.L, converting these markets to 100% owned company-operated markets, for a purchase price of $65.5 million. As a result of this acquisition, we adjusted the carrying value of our previous equity investment to fair value, resulting in a gain of approximately $55 million which was included in net interest income and other on our consolidated statements of earnings. The fair value of 100% of the net assets of these markets on the acquisition date was $131 million and was recorded on our consolidated balance sheets. Included in these net assets were $63.8 million of goodwill and $35.1 million in definite-lived intangible assets.
In the third quarter of fiscal 2011, we acquired the remaining 30% ownership of our business in the southern portion of China from our noncontrolling partner, Maxim’s Caterers Limited (Maxim’s). We simultaneously sold our 5% ownership interest in the Hong Kong market to Maxim’s.
The following table shows the effects of the change in Starbucks ownership interest in our business in South China on Starbucks equity:

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Net earnings attributable to Starbucks	$8.3	$1,383.8	$1,245.7
Transfers (to) from the noncontrolling interest:
Decrease in additional paid-in capital for purchase of interest in subsidiary	—	—	(28.0)
Change from net earnings attributable to Starbucks and transfers to noncontrolling interest	$8.3	$1,383.8	$1,217.7

Note 3:    Derivative Financial Instruments
Interest Rates
During the third quarter of fiscal 2013, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $750 million. These swaps hedged the variability in cash flows due to changes in the benchmark interest rate related to the $750 million of 10-year 3.85% Senior Notes due in October 2023 issued in the fourth quarter of 2013. We cash settled these swap agreements at the time of the pricing of the $750 million in Senior Notes, effectively locking in the benchmark interest rate in effect at the time the swap agreements were initiated. The resulting net gains from these agreements are included in accumulated other comprehensive income and amortized using the constant effective yield method as a reduction to interest expense over the life of these Senior Notes, as the underlying interest expense is recognized in the consolidated statements of earnings.
Net derivative gains from these cash flow hedges of $41.4 million, net of taxes, were included in accumulated other comprehensive income as of September 29, 2013. We had no outstanding forward-starting interest rate swaps as of September 30, 2012. Of the net derivative gains accumulated as of September 29, 2013, $3.6 million is expected to be reclassified into earnings within 12 months.
Foreign Currency
We enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. Net derivative losses from cash flow hedges of $0.3 million and $2.9 million, net of taxes, were included in accumulated other comprehensive income as of September 29, 2013 and September 30, 2012, respectively. Of the net derivative losses accumulated as of September 29, 2013, $0.1 million of net gains are expected to be reclassified into earnings within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 21 months.
We also enter into net investment derivative instruments to hedge our equity method investment in Starbucks Coffee Japan, Ltd., to minimize foreign currency exposure. Net derivative losses from net investment hedges of $12.9 million and $33.6 million, net of taxes, were included in accumulated other comprehensive income as of September 29, 2013 and September 30, 2012, respectively. Outstanding contracts will expire within 29 months.

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
Coffee
Depending on market conditions, we enter into futures contracts to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 1. Net derivative losses of $12.2 million and $32.9 million, net of taxes, were included in accumulated other comprehensive income as of September 29, 2013 and September 30, 2012, respectively. Of the net derivative losses accumulated as of September 29, 2013, $11.5 million is expected to be reclassified into earnings within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 6 months.
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

The following table presents the pretax effect of derivative contracts designated as hedging instruments on earnings and other comprehensive income ("OCI") for fiscal years ending (in millions):

	Interest Rates		Foreign Currency		Coffee
	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$0.5	$—	$3.5	$(11.5)	$(49.4)	$(3.4)
Gain/(Loss) recognized in OCI	$66.2	$—	$7.4	$(2.5)	$(26.5)	$(39.8)
Net Investment Hedges:
Gain/(Loss) recognized in earnings			$—	$—
Gain/(Loss) recognized in OCI			$32.8	$1.1
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

The following table presents the pretax effect of derivative contracts not designated as hedging instruments on earnings for fiscal years ending (in millions):

	Foreign Currency		Coffee		Dairy		Diesel Fuel
	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Gain/(Loss) recognized in earnings	$(1.8)	$(2.2)	$(2.1)	$—	$(4.7)	$7.8	$0.3	$3.1

Notional amounts of outstanding derivative contracts (in millions):

	Sep 29, 2013	Sep 30, 2012
Foreign currency	$452	$383
Coffee	—	125
Dairy	38	72
Diesel fuel	17	24

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,575.7	$2,575.7	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	20.0	—	20.0	—
Commercial paper	127.0	—	127.0	—
Corporate debt securities	57.5	—	57.5	—
Government treasury securities	352.9	352.9	—	—
Certificates of deposit	34.1	—	34.1	—
Total available-for-sale securities	591.5	352.9	238.6	—
Trading securities	66.6	66.6	—	—
Total short-term investments	658.1	419.5	238.6	—
Short-term derivatives	12.5	—	12.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.1	—	8.1	—
Corporate debt securities	36.8	—	36.8	—
Auction rate securities	13.4	—	—	13.4
Total long-term investments	58.3	—	44.9	13.4
Long-term derivatives	11.4	—	11.4	—
Total	$3,316.0	$2,995.2	$307.4	$13.4
Liabilities:
Short-term derivatives	$3.5	$—	$3.5	$—
Long-term derivatives	0.5	—	0.5	—
Total	$4.0	$—	$4.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,188.6	$1,188.6	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	80.0	—	80.0	—
Commercial paper	103.9	—	103.9	—
Corporate debt securities	84.3	—	84.3	—
Government treasury securities	459.7	459.7	—	—
Certificates of deposit	62.9	—	62.9	—
Total available-for-sale securities	790.8	459.7	331.1	—
Trading securities	57.6	57.6	—	—
Total short-term investments	848.4	517.3	331.1	—
Short-term derivatives	9.5	—	9.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	14.0	—	14.0	—
Corporate debt securities	61.3	—	61.3	—
Auction rate securities	18.6	—	—	18.6
Certificates of deposit	22.1	—	22.1	—
Total long-term investments	116.0	—	97.4	18.6
Total	$2,162.5	$1,705.9	$438.0	$18.6
Liabilities:
Short-term derivatives	$18.9	$—	$18.9	$—
Long-term derivatives	3.0	—	3.0	—
Total	$21.9	$—	$21.9	$—
Short-term and long-term derivative assets are included in prepaid expenses and other current assets and other assets, respectively. Short-term and long-term derivative liabilities are included in other accrued liabilities and other long-term liabilities, respectively.

Available-for-sale Securities
Available-for-sale securities include government treasury securities, corporate and agency bonds, commercial paper, certificates of deposit placed through an account registry service and auction rate securities (“ARS”). Proceeds from sales of, and realized gains and losses on sales and maturities of, available-for-sale securities were not material for fiscal years 2013, 2012, and 2011.
Certificates of deposit have maturity dates ranging from approximately 1 month to 9 months and principal amounts, that when aggregated with interest that will accrue over the investment term, will not exceed Federal Deposit Insurance Corporation limits. Certificates of deposit with original maturities of 90 days or less, which are included in cash and cash equivalents, were not material as of September 29, 2013 and September 30, 2012.
Long-term investments (except for ARS) generally mature within 3 years. ARS have contractual maturities ranging from 17 to 30 years and are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education.
Gross unrealized holding gains and losses on investments were not material as of September 29, 2013 and September 30, 2012.

Trading Securities
Trading securities include equity mutual funds and exchange-traded funds. For these securities, we use quoted prices in active markets for identical assets to determine fair value, thus these securities are considered Level 1 instruments. Our trading securities portfolio approximates a portion of the liability under the Management Deferred Compensation Plan (“MDCP”), a defined contribution plan. The corresponding deferred compensation liability of $101.6 million and $94.8 million as of September 29, 2013 and September 30, 2012, respectively, is included in accrued compensation and related costs on the consolidated balance sheets. The changes in net unrealized holding gains/losses in the trading portfolio included in earnings for fiscal years 2013, 2012 and 2011 were a net gain of $11.7 million, a net gain of $10.9 million, and a net loss of $2.1 million, respectively.

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

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
Financial instruments measured using Level 3 inputs described above are comprised entirely of our ARS. Changes in this balance related primarily to calls of certain of our ARS. In fiscal 2013 and 2012, $5.0 million and $10.7 million, respectively, of our ARS were called at par.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During fiscal 2013 and 2012, there were no material fair market value adjustments.
Fair Value of Other Financial Instruments
The estimated fair value of the $750 million of 3.85% Senior Notes was approximately $762 million as of September 29, 2013, determined using Level 2 inputs.
The estimated fair value of the $550 million of 6.25% Senior Notes was approximately $644 million and $674 million as of September 29, 2013 and September 30, 2012, respectively, determined using Level 2 inputs.

Note 5:    Inventories (in millions)

	Sep 29, 2013	Sep 30, 2012
Coffee:
Unroasted	$493.0	$711.3
Roasted	235.4	222.2
Other merchandise held for sale	243.3	181.6
Packaging and other supplies	139.5	126.4
Total	$1,111.2	$1,241.5
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of September 29, 2013, we had committed to purchasing green coffee totaling $588 million under fixed-price contracts and an estimated $294 million under price-to-be-fixed contracts. As of September 29, 2013, approximately $0.3 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 6:    Equity and Cost Investments (in millions)

	Sep 29, 2013	Sep 30, 2012
Equity method investments	$450.9	$393.9
Cost method investments	45.6	66.0
Total	$496.5	$459.9

Equity Method Investments
As of September 29, 2013, we had a 50 percent ownership interest in each of the following international equity method investees: Starbucks Coffee Korea Co., Ltd.; President Starbucks Coffee Taiwan Ltd.; Shanghai President Coffee Co.; Berjaya Starbucks Coffee Company Sdn. Bhd. (Malaysia); and Tata Starbucks Limited (India). In addition, we had a 49 percent ownership interest in Starbucks Coffee España, S.L. and a 39.6 percent ownership interest in Starbucks Coffee Japan, Ltd. These international entities operate licensed Starbucks® retail stores. We also have licensed the rights to produce and distribute Starbucks branded products to The North American Coffee Partnership with the Pepsi-Cola Company. We have a 50 percent ownership interest in The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino®coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers™ beverages, and Starbucks Discoveries Iced Café Favorites™.
Our share of income and losses from our equity method investments is included in income from equity investees on the consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties, net of eliminations, were $205.1 million, $190.3 million, and $151.6 million in fiscal years 2013, 2012, and 2011, respectively. Related costs of sales, net of eliminations, were $115.4 million, $111.0 million, and $83.2 million in fiscal years 2013, 2012, and 2011, respectively. As of September 29, 2013 and September 30, 2012, there were $48.3 million and $33.0 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
As of September 29, 2013, the aggregate market value of our investment in Starbucks Japan was approximately $691 million, determined based on its available quoted market price, which exceeds its carrying value of $182 million.
Summarized combined financial information of our equity method investees, which represent 100% of the investees’ financial information (in millions):

Financial Position as of	Sep 29, 2013	Sep 30, 2012
Current assets	$675.8	$603.1
Noncurrent assets	783.3	735.3
Current liabilities	466.6	411.2
Noncurrent liabilities	148.9	119.7

Results of Operations for Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Net revenues	$3,018.7	$2,796.7	$2,395.1
Operating income	434.8	353.5	277.0
Net earnings	358.0	286.7	231.1

Cost Method Investments
As of September 29, 2013, we had a $19 million investment of equity interests in entities that develop and operate Starbucks® licensed retail stores in several global markets. We have the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on our total percentage ownership interest and our ability to exercise significant influence over financial and operating policies, additional investments may require a retroactive application of the equity method of accounting.

During the fourth quarter of 2013, we sold our 18% interest in Starbucks Coffee Argentina S.R.L. to our joint venture partner Alsea, S.A.B. de C.V., for a total purchase price of $4.4 million. This transaction resulted in a loss of $1.0 million, which was included in net interest income and other in the consolidated statements of earnings.
During the second quarter of fiscal 2013, we sold our 18% interest in Cafe Sirena S. de R.L. de CV (a Mexican limited liability company), to our controlling joint venture partner, SC de Mexico, S.A. de CV, owned by Alsea, S.A.B. de C.V., for a total purchase price of $50.3 million, which includes final working capital adjustments. This transaction resulted in a gain of $35.2 million, which was included in net interest income and other in the consolidated statements of earnings.
During the fourth quarter of fiscal 2012, we made a $25 million investment in the preferred stock of Square, Inc. In addition, in conjunction with a commercial agreement with Square, we also received warrants to purchase common stock of Square that are subject to certain vesting conditions.

Note 7:    Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Sep 29, 2013	Sep 30, 2012
Land	$47.0	$46.2
Buildings	259.6	225.2
Leasehold improvements	4,431.6	3,957.6
Store equipment	1,353.9	1,251.0
Roasting equipment	397.9	322.8
Furniture, fixtures and other	949.7	836.2
Work in progress	342.4	264.1
Property, plant and equipment, gross	7,782.1	6,903.1
Less accumulated depreciation	(4,581.6)	(4,244.2)
Property, plant and equipment, net	$3,200.5	$2,658.9
On August 8, 2011, we completed the sale of two office buildings for gross consideration of $125 million. As a result of this sale, we recognized a $30.2 million gain within operating income on the consolidated statements of earnings in fiscal 2011.

Accrued Liabilities	Sep 29, 2013	Sep 30, 2012
Accrued compensation and related costs	$420.2	$381.6
Accrued occupancy costs	120.7	126.9
Accrued taxes	125.0	138.3
Accrued dividend payable	195.8	157.4
Other	407.6	329.6
Total accrued liabilities	$1,269.3	$1,133.8

Note 8:    Other Intangible Assets and Goodwill
Other intangible assets (in millions):

	Sep 29, 2013	Sep 30, 2012
Indefinite-lived intangibles	$205.6	$87.7
Definite-lived intangibles	89.7	72.3
Accumulated amortization	(20.5)	(16.3)
Definite-lived intangibles, net	69.2	56.0
Total other intangible assets	$274.8	$143.7
Definite-lived intangibles approximate remaining weighted average useful life in years	9	10

Amortization expense for definite-lived intangibles was $7.7 million, $4.5 million, and $2.2 million during fiscal 2013, 2012, and 2011, respectively. Amortization expense is estimated to be approximately $8 million each year from fiscal 2014 through fiscal 2018, and a total of approximately $29 million thereafter.
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Total
Balance at October 2, 2011(1)
Goodwill prior to impairment	$162.9	$63.0	$74.8	$23.8	$5.7	$330.2
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$154.3	$63.0	$74.8	$23.8	$5.7	$321.6
Acquisitions	70.5	—	—	—	7.0	77.5
Other(2)	2.5	(3.0)	0.5	—	—	—
Balance at September 30, 2012
Goodwill prior to impairment	$235.9	$60.0	$75.3	$23.8	$12.7	$407.7
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$227.3	$60.0	$75.3	$23.8	$12.7	$399.1
Acquisitions/(divestitures)	(3.7)	—	—	—	467.5	463.8
Other(2)	(2.0)	2.2	(0.2)	—	—	—
Balance at September 29, 2013
Goodwill prior to impairment	$230.2	$62.2	$75.1	$23.8	$480.2	$871.5
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$221.6	$62.2	$75.1	$23.8	$480.2	$862.9

(1)	In conjunction with the change in reportable operating segments, we reclassified goodwill by segment as of October 2, 2011.

(2)	Other is primarily comprised of changes in the goodwill balance as a result of foreign exchange fluctuations.

Note 9:    Debt

Revolving Credit Facility and Commercial Paper Program
Our previous $500 million unsecured, revolving credit facility (the “2010 credit facility”) was set to mature in November 2014. In the second quarter of fiscal 2013, we replaced the 2010 credit facility with a new $750 million unsecured, revolving credit facility (the “2013 credit facility”) with various banks, of which $150 million may be used for issuances of letters of credit.
The 2013 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature in February 2018. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the 2013 credit facility will bear interest at a variable rate based on LIBOR, and, for US dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2013 credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 2013 credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The 2013 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As a result of the arbitrator’s ruling on the Kraft litigation, the credit facility was amended on November 15, 2013 to exclude the impact of the litigation charge, including the impact on our fixed charge coverage ratio. As of September 29, 2013, we were in compliance with each of these covenants, as amended.
Under our commercial paper program, as approved by our board of directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $729 million under our commercial paper program (the $750 million committed credit facility amount, less $21 million in outstanding letters of credit).
The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During fiscal 2013 and fiscal 2012, there were no borrowings under the credit facility or commercial paper programs. As of September 29, 2013 and September 30, 2012, a total of $21 million and $18 million, respectively, in letters of credit were outstanding under the revolving credit facility.

Long-term Debt
In September 2013, we issued $750 million of 10-year 3.85% Senior Notes ("the 2013 notes") due October 2023, in an underwritten registered public offering. Interest on the 2013 notes is payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2014. As discussed in Note 3, we entered into forward-starting interest rate swap agreements related to this debt issuance that effectively locked in the benchmark interest rate, resulting in an effective borrowing cost of 2.86%. As of September 29, 2013, the carrying value of the 2013 notes, recorded on the consolidated balance sheets, was $749.8 million.
In August 2007, we issued $550 million of 6.25% Senior Notes (“the 2007 notes”) due in August 2017, in an underwritten registered public offering. Interest on the 2007 notes is payable semi-annually on February 15 and August 15 of each year. As of September 29, 2013 and September 30, 2012, the carrying value of the 2007 notes, recorded on the consolidated balance sheets, was $549.7 million and $549.6 million, respectively.
The indentures under which the 2013 notes and the 2007 notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 29, 2013 and September 30, 2012, we were in compliance with each of these covenants.

Interest Expense
Interest expense, net of interest capitalized, was $28.1 million, $32.7 million, and $33.3 million in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, 2012, and 2011, $10.4 million, $3.2 million, and $4.4 million, respectively, of interest was capitalized for asset construction projects.

Note 10:    Leases
Rental expense under operating lease agreements (in millions):

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Minimum rentals	$838.3	$759.0	$715.6
Contingent rentals	56.4	44.7	34.3
Total	$894.7	$803.7	$749.9
Minimum future rental payments under non-cancelable operating leases as of September 29, 2013 (in millions):

Fiscal Year Ending
2014	$875.1
2015	799.8
2016	690.4
2017	559.1
2018	419.0
Thereafter	1,242.5
Total minimum lease payments	$4,585.9
We have subleases related to certain of our operating leases. During fiscal 2013, 2012, and 2011, we recognized sublease income of $9.3 million, $10.0 million, and $13.7 million, respectively.

Note 11:    Shareholders’ Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million  shares of preferred stock, none of which was outstanding at September 29, 2013.
Included in additional paid-in capital in our consolidated statements of equity as of September 29, 2013 and September 30, 2012 is $39.4 million related to the increase in value of our share of the net assets of Starbucks Japan at the time of its initial public stock offering in fiscal 2002.
Share repurchase activity (in millions, except for average price data):

Period Ended	Sep 29, 2013	Sep 30, 2012
Number of shares acquired	10.8	12.3
Average price per share of acquired shares	$50.52	$48.15
Total cost of acquired shares	$544.1	$593.2
As of September 29, 2013, 26.4 million shares remained available for repurchase under current authorizations.
During fiscal years 2013 and 2012, our Board of Directors declared the following dividends (in millions, except per share amounts):

	Dividend Per Share	Record date	Total Amount	Payment Date
Fiscal Year 2013:
First quarter	$0.21	February 7, 2013	$157.5	February 22, 2013
Second quarter	$0.21	May 9, 2013	$157.3	May 24, 2013
Third quarter	$0.21	August 8, 2013	$158.0	August 23, 2013
Fourth quarter	$0.26	November 14, 2013	$195.8	November 29, 2013
Fiscal Year 2012:
First quarter	$0.17	February 8, 2012	$128.2	February 24, 2012
Second quarter	$0.17	May 9, 2012	$129.0	May 25, 2012
Third quarter	$0.17	August 8, 2012	$129.1	August 24, 2012
Fourth quarter	$0.21	November 15, 2012	$157.4	November 30, 2012

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
Components of accumulated other comprehensive income, net of tax (in millions):

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012
Net unrealized gains/(losses) on available-for-sale securities	$(0.5)	$(0.1)
Net unrealized gains/(losses) on hedging instruments	13.9	(72.1)
Translation adjustment	53.6	94.9
Accumulated other comprehensive income	$67.0	$22.7
As of September 29, 2013 and September 30, 2012, the translation adjustment was net of tax provisions of $6.3 million and $6.6 million, respectively.

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
As of September 29, 2013, there were 18.2 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 7.8 million shares available for issuance under our ESPP.
Stock based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Options	$37.1	$46.2	$60.4
RSUs	105.2	107.4	84.8
Total stock-based compensation expense recognized in the consolidated statements of earnings	$142.3	$153.6	$145.2
Total related tax benefit	$49.8	$54.2	$51.2
Total capitalized stock-based compensation included in net property, plant and equipment and inventories on the consolidated balance sheets	$1.8	$2.0	$2.1

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
The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized over the requisite service period for each separately vesting portion of the award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2013, 2012, and 2011:

	Employee Stock Options Granted During the Period
Fiscal Year Ended	2013	2012	2011
Expected term (in years)	4.8	4.8	5.0
Expected stock price volatility	34.0%	38.2%	39.0%
Risk-free interest rate	0.7%	1.0%	1.6%
Expected dividend yield	1.6%	1.5%	1.7%
Weighted average grant price	$51.23	$44.26	$31.46
Estimated fair value per option granted	$12.88	$12.79	$9.58
The expected term of the options represents the estimated period of time until exercise, and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of our stock and the one-year implied volatility of Starbucks traded options, for the related vesting periods. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues with an equivalent remaining term. The dividend yield assumption is based on our anticipated cash dividend payouts. The amounts shown above for the estimated fair value per option granted are before the estimated effect of forfeitures, which reduce the amount of expense recorded on the consolidated statements of earnings.

Stock option transactions for the year ended September 29, 2013 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2012	33.1	$22.19	6.1	$945
Granted	3.6	51.23
Exercised	(13.2)	17.20
Expired/forfeited	(1.5)	33.97
Outstanding, September 29, 2013	22.0	29.11	6.0	1,060
Exercisable, September 29, 2013	13.3	22.07	4.7	734
Vested and expected to vest, September 29, 2013	21.0	28.36	5.9	1,031
The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of September 29, 2013, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options was approximately $32 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.7 years. The total intrinsic value of stock options exercised was $539 million, $440 million, and $323 million during fiscal years 2013, 2012, and 2011, respectively. The total fair value of options vested was $56 million, $59 million, and $126 million during fiscal years 2013, 2012, and 2011, respectively.

RSUs
We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject solely to the employee’s continuing employment. Our performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if we achieve specified performance goals during the performance period and the grantee remains employed during the subsequent vesting period. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved.
RSU transactions for the year ended September 29, 2013 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 30, 2012	7.3	34.68	0.9	366
Granted	3.1	50.23
Vested	(3.5)	30.22
Forfeited/cancelled	(1.1)	43.26
Nonvested, September 29, 2013	5.8	44.08	0.9	452
The weighted average fair value per RSU granted was $44.05 and $31.06 in fiscal 2012 and 2011, respectively. As of September 29, 2013, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $78 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years. The total fair value of RSUs vested was $104 million, $80 million and $16 million during fiscal years 2013, 2012, and 2011, respectively.

ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.3 million in fiscal 2013.

Deferred Stock Plan
Our 1997 Deferred Stock Plan for certain key-employees enabled participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. Pursuant to this plan, our chairman, president and ceo elected to defer receipt of approximately 3.4 million shares of common stock (as adjusted for stock splits since 1997). In November 2006, he re-deferred receipt of the shares until December 21, 2012 (or earlier if his employment with Starbucks terminated before such date). On December 21, 2012, the deferral period ended and pursuant to the terms of the plan, we issued approximately 2.2 million shares of common stock to him and withheld approximately 1.2 million shares to satisfy tax withholdings. As of September 29, 2013 there were no remaining deferrals under the terms of this plan and no new deferrals are permitted.

Defined Contribution Plans
We maintain voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws.
Our matching contributions to all US and non-US plans were $54.7 million, $59.8 million, and $45.5 million in fiscal years 2013, 2012, and 2011, respectively.

Note 13:    Income Taxes
The components of earnings/(loss) before income taxes were as follows (in millions):

Fiscal Year Ended	Sep 29, 2013			Sep 30, 2012	Oct 2, 2011
	Total	Litigation charge	All Other
United States	$(674.0)	$(2,784.1)	$2,110.1	$1,679.6	$1,523.4
Foreign	444.1	—	444.1	379.5	287.7
Total earnings/(loss) before income taxes	$(229.9)	$(2,784.1)	$2,554.2	$2,059.1	$1,811.1
Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Sep 29, 2013			Sep 30, 2012	Oct 2, 2011
	Total	Litigation charge	All Other
Current taxes:
US federal	$616.6	$—	$616.6	$466.0	$344.7
US state and local	93.8	—	93.8	79.9	61.2
Foreign	95.9	—	95.9	76.8	37.3
Total current taxes	806.3	—	806.3	622.7	443.2
Deferred taxes:
US federal	(898.8)	(922.3)	23.5	49.2	111.6
US state and local	(144.0)	(148.7)	4.7	(0.7)	8.3
Foreign	(2.2)	—	(2.2)	3.2	—
Total deferred taxes	(1,045.0)	(1,071.0)	26.0	51.7	119.9
Total provision/(benefit) for income taxes	$(238.7)	$(1,071.0)	$832.3	$674.4	$563.1

Reconciliation of the statutory US federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Sep 29, 2013			Sep 30, 2012	Oct 2, 2011
	Total	Litigation charge	All Other
Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	15.8%	3.5%	2.4%	2.5%	2.5%
Benefits and taxes related to foreign operations	37.5%	—%	(3.4)%	(3.3)%	(3.1)%
Domestic production activity deduction	8.1%	—%	(0.7)%	(0.7)%	(0.8)%
Domestic tax credits	2.8%	—%	(0.3)%	(0.3)%	(0.7)%
Charitable contributions	3.9%	—%	(0.3)%	(0.5)%	(0.3)%
Other, net(1)	0.7%	—%	(0.1)%	0.1%	(1.5)%
Effective tax rate	103.8%	38.5%	32.6%	32.8%	31.1%

(1)	Fiscal 2011 includes a benefit of 0.9% related to the acquisition of the remaining ownership interest in Switzerland and Austria.
Our effective tax rate in 2013 was significantly affected by the litigation charge we recorded as a result of the conclusion of our arbitration with Kraft. In order to provide a more meaningful analysis of tax expense and the effective tax rate, the tables above present separate reconciliations of the effect of the litigation charge. The deferred tax asset related to the litigation charge is estimated to be recovered over a period of years; the deferred tax asset has been classified between current and non-current consistent with the expected recovery period for income tax reporting purposes.
US income and foreign withholding taxes have not been provided on approximately $1.9 billion of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the US, in the form of dividends or otherwise, we would be subject to additional US income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with its hypothetical calculation, and the amount of liability, if any, is dependent on circumstances existing if and when remittance occurs.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 29, 2013	Sep 30, 2012
Deferred tax assets:
Property, plant and equipment	$64.9	$62.7
Accrued occupancy costs	69.0	72.0
Accrued compensation and related costs	77.6	66.9
Other accrued liabilities	22.0	15.7
Asset retirement obligation asset	21.0	20.1
Deferred revenue	49.9	43.7
Asset impairments	33.3	38.5
Tax credits	19.1	14.6
Stock based compensation	120.9	131.8
Net operating losses	99.0	99.2
Litigation charge	1,071.9	—
Other	62.7	80.9
Total	$1,711.3	$646.1
Valuation allowance	(160.5)	(154.2)
Total deferred tax asset, net of valuation allowance	$1,550.8	$491.9
Deferred tax liabilities:
Property, plant and equipment	(182.9)	(89.0)
Intangible assets and goodwill	(81.6)	(34.0)
Other	(53.1)	(44.8)
Total	(317.6)	(167.8)
Net deferred tax asset	$1,233.2	$324.1
Reported as:
Current deferred income tax assets	$277.3	$238.7
Long-term deferred income tax assets	967.0	97.3
Current deferred income tax liabilities (included in Accrued liabilities)	(1.0)	(1.3)
Long-term deferred income tax liabilities (included in Other long-term liabilities)	(10.1)	(10.6)
Net deferred tax asset	$1,233.2	$324.1
The valuation allowance as of September 29, 2013 and September 30, 2012 is primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries. The net change in the total valuation allowance for the years ended September 29, 2013 and September 30, 2012, was an increase of $6.3 million and $16.8 million, respectively.
As of September 29, 2013, Starbucks has state tax credit carryforwards of $19.1 million with an expiration date of fiscal 2024. Starbucks has foreign net operating loss carryforwards of $324 million, with the predominant amount having no expiration date.

Uncertain Tax Positions
As of September 29, 2013, we had $88.8 million of gross unrecognized tax benefits of which $59.6 million, if recognized, would affect our effective tax rate. We recognize interest and penalties related to income tax matters in income tax expense. As of September 29, 2013 and September 30, 2012, we had accrued interest and penalties of $4.7 million and $5.5 million, respectively, before the benefit of the federal tax deduction, recorded on our consolidated balance sheets.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Beginning balance	$75.3	$52.9	$68.4
Increase related to prior year tax positions	8.9	8.8	4.4
Decrease related to prior year tax positions	(9.3)	—	(32.3)
Increase related to current year tax positions	19.3	20.0	26.0
Decrease related to current year tax positions	(0.4)	(1.1)	(0.8)
Decreases related to settlements with taxing authorities	—	(0.5)	(5.0)
Decreases related to lapsing of statute of limitations	(5.0)	(4.8)	(7.8)
Ending balance	$88.8	$75.3	$52.9
We are currently under routine audit by various jurisdictions inside and outside the US as well as US state taxing jurisdictions for fiscal years 2006 through 2012. We are no longer subject to US federal or state examination for years prior to fiscal year 2010, with the exception of nine states. We are no longer subject to examination in any material international markets prior to 2006.
There is a reasonable possibility that the unrecognized tax benefits will change within 12 months, but we do not expect this change to be significant to the consolidated financial statements.

Note 14:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Net earnings attributable to Starbucks	$8.3	$1,383.8	$1,245.7
Weighted average common shares and common stock units outstanding (for basic calculation)	749.3	754.4	748.3
Dilutive effect of outstanding common stock options and RSUs	13.0	18.6	21.4
Weighted average common and common equivalent shares outstanding (for diluted calculation)	762.3	773.0	769.7
EPS — basic	$0.01	$1.83	$1.66
EPS — diluted	$0.01	$1.79	$1.62
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. We had no out-of-the-money stock options as of September 29, 2013. We had 0.2 million and 0.1 million out-of-the-money stock options as of September 30, 2012, and October 2, 2011, respectively.

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
Kraft denied it had materially breached the Agreement. On November 29, 2010, Starbucks received a notice of arbitration from Kraft putting the commercial dispute between the parties into binding arbitration pursuant to the terms of the Agreement. In addition to denying it materially breached the Agreement, Kraft further alleged that if Starbucks wished to terminate the

Agreement it must compensate Kraft as provided in the Agreement in an amount equal to the fair value of the Agreement, with an additional premium of up to 35% under certain circumstances.
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
We believe we had valid claims of material breach by Kraft under the Agreement that allowed us to terminate the Agreement and certain other relationships with Kraft without compensation to Kraft. Although Kraft disclosed to the press and in federal court filings a $750 million offer Starbucks made to Kraft in August 2010 to avoid litigation and ensure a smooth transition of the business, the figure was not a proper basis upon which to estimate a possible outcome of the arbitration but was based upon facts and circumstances at the time. Kraft rejected the offer immediately and did not provide a counter-offer, effectively ending the discussions between the parties with regard to any payment. Moreover, the offer was made prior to our investigation of Kraft's breaches and without consideration of Kraft's continuing failure to comply with material terms of the agreements. As a result, prior to receiving the arbitrator's ruling we could not reasonably estimate the possible loss. Accordingly, no loss contingency was recorded for this matter.
On November 12, 2013, the arbitrator ordered Starbucks to pay Kraft $2,227.5 million in damages plus prejudgment interest and attorneys' fees. We have estimated prejudgment interest, which includes an accrual through the estimated payment date, and attorneys fees to be approximately $556.6 million. As a result, we recorded a litigation charge of $2,784.1 million in our fiscal 2013 operating results.
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

Note 16:    Segment Reporting
Segment information is prepared on the same basis that our ceo, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Beginning with the first quarter of fiscal 2012, we redefined our reportable operating segments to align with the three-region leadership and organizational structure of our retail business that took effect at the beginning of fiscal 2012. The three-region structure includes: 1) Americas, inclusive of the US, Canada, and Latin America; 2) Europe, Middle East, and Africa (“EMEA”); and 3) China / Asia Pacific (“CAP”).
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
Effective at the beginning of fiscal 2013, we decentralized certain leadership functions in the areas of retail marketing and category management, global store development and partner resources to support and align with the respective operating segment presidents. In conjunction with these moves, certain general and administrative and depreciation and amortization expenses associated with these functions, which were previously reported as unallocated corporate expenses within "Other," are now reported within the respective reportable operating segments to align with the regions which they support.
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
Beginning in the second quarter of fiscal 2013, we removed unallocated corporate expenses from Other. Other is now referred to as All Other Segments and includes Teavana, Seattle's Best Coffee and Evolution Fresh, as well as our Digital Ventures business. Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment operating results and consolidated financial results. While our consolidated results are not impacted, our historical segment financial information has been revised to be consistent with the current presentation.
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
Channel Development
Channel Development operations sell a selection of packaged coffees as well as a selection of premium Tazo® teas globally. Channel Development operations also produce and sell a variety of ready-to-drink beverages, Starbucks- and Tazo-branded single serve products, and Starbucks Refreshers™ beverages. The US foodservice business, which is included in the Channel Development segment, sells coffee and other related products to institutional foodservice companies.
All Other Segments
All Other Segments includes Teavana, Seattle's Best Coffee and Evolution Fresh, as well as our Digital Ventures business.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Sep 29, 2013		Sep 30, 2012		Oct 2, 2011
Beverage	$8,588.9	58%	$7,838.8	59%	$7,217.0	62%
Food	2,424.6	16%	2,092.8	16%	2,008.0	17%
Packaged and single serve coffees	2,166.5	15%	2,001.1	15%	1,451.0	12%
Other(1)	1,712.2	11%	1,366.8	10%	1,024.4	9%
Total	$14,892.2	100%	$13,299.5	100%	$11,700.4	100%

(1)	Other includes royalty and licensing revenues, beverage-related ingredients, tea, packaging and other merchandise.
Information by geographic area (in millions):

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Net revenues from external customers:
United States	$11,415.0	$10,177.5	$8,966.9
Other countries	3,477.2	3,122.0	2,733.5
Total	$14,892.2	$13,299.5	$11,700.4

No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the US consist primarily of revenues from Canada, the UK, and China, which together account for approximately 64% of net revenues from other countries for fiscal 2013.

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Long-lived assets:
United States	$4,641.3	$2,767.1	$2,587.1
Other countries	1,404.0	1,252.5	978.4
Total	$6,045.3	$4,019.6	$3,565.5
Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in Note 1. Operating income represents earnings before net interest income and other, interest expense and income taxes. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, net property, plant and equipment, equity and cost investments, goodwill, and other intangible assets. Assets not identified by reportable operating segment below are corporate assets and are primarily comprised of cash and investments, assets of the corporate headquarters and roasting facilities, and inventory.

The table below presents financial information for our reportable operating segments and All Other Segments for the years ended September 29, 2013, September 30, 2012, and October 2, 2011 including the reclassifications discussed in Note 1 (in millions):

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
Fiscal 2013
Total net revenues	$11,000.8	$1,160.0	$917.0	$1,420.7	$393.7	$14,892.2
Depreciation and amortization expenses	429.3	55.5	33.8	1.1	11.7	531.4
Income/(loss) from equity investees	2.4	0.4	152.0	96.6	—	251.4
Operating income/(loss)	2,365.2	64.2	321.2	415.5	(34.5)	3,131.6
Total assets	2,323.4	510.6	805.0	89.2	821.1	4,549.3

Fiscal 2012
Total net revenues	$9,936.0	$1,141.3	$721.4	$1,292.2	$208.6	$13,299.5
Depreciation and amortization expenses	392.4	57.1	23.2	1.3	2.5	476.5
Income/(loss) from equity investees	2.1	0.3	122.4	85.2	0.7	210.7
Operating income/(loss)	2,020.4	6.8	252.6	340.4	(27.4)	2,592.8
Total assets	2,199.0	467.4	656.6	88.8	80.8	3,492.6

Fiscal 2011
Total net revenues	$9,065.0	$1,046.8	$552.3	$860.5	$175.8	$11,700.4
Depreciation and amortization expenses	391.4	53.4	18.1	2.4	1.0	466.3
Income/(loss) from equity investees	1.6	6.0	92.9	75.6	(2.4)	173.7
Operating income/(loss)	1,775.2	38.9	191.3	283.5	(35.8)	2,253.1
Total assets	1,841.9	398.2	540.0	54.7	44.8	2,879.6

The following table reconciles total segment operating income in the table above to consolidated earnings/(loss) before income taxes (in millions):

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Oct 2, 2011
Total segment operating income	$3,131.6	$2,592.8	$2,253.1
Unallocated corporate operating expenses(1)	(3,457.0)	(595.4)	(524.6)
Consolidated operating income/(loss)	(325.4)	1,997.4	1,728.5
Interest income and other, net	123.6	94.4	115.9
Interest expense	(28.1)	(32.7)	(33.3)
Earnings/(loss) before income taxes	$(229.9)	$2,059.1	$1,811.1
(1) Fiscal 2013 includes a pretax charge of $2,784.1 million resulting from the litigation charge we recorded associated with the conclusion of our arbitration with Kraft.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 29, 2013 and September 30, 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended September 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of September 29, 2013 and September 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 18, 2013

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
During the fourth quarter of fiscal 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 29, 2013).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (the "1992 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 29, 2013.
Our internal control over financial reporting as of September 29, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended September 29, 2013, of the Company and our report dated November 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 18, 2013

Item 9B.	Other Information

On November 15, 2013, Starbucks entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement (the “Credit Agreement”) dated February 5, 2013 with Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer and each of the other Lenders a party thereto.
The Amendment amends the Credit Agreement to exclude the impact of the litigation matter involving Kraft Foods Global, Inc., including but not limited to, the impact of fees, charges, reserves, costs or expenses related to the matter in an amount up to $2.9 billion commencing with the fiscal quarter ending September 29, 2013 and through and including all fiscal quarters ending on or before December 31, 2014.  Starbucks previously disclosed that the arbitrator assigned to the matter has ordered Starbucks to pay Kraft $2.23 billion in damages plus prejudgment interest and attorneys' fees (the "Award").  Starbucks has estimated prejudgment interest and attorneys' fees to be approximately $557 million.
A copy of the Amendment is attached to this report as Exhibit 10.23 and is incorporated herein by reference as though it were fully set forth herein. The description above is a summary of the Amendment, does not provide a complete description of the Amendment, and is qualified in its entirety by the complete text of the Amendment itself.

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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Board Committees and Related Matters” and “Corporate Governance — Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 19, 2014 (the “Proxy Statement”).

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation of Directors,” “Corporate Governance — Compensation Committee” and "Compensation Committee Report" in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” in the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:

1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 29, 2013, September 30, 2012, and October 2, 2011;

•	Consolidated Statements of Comprehensive Income for the years ended September 29, 2013, September 30, 2012, and October 2, 2011;

•	Consolidated Balance Sheets as of September 29, 2013 and September 30, 2012;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2013, September 30, 2012, and October 2, 2011;

•	Consolidated Statements of Equity for the fiscal years ended September 29, 2013, September 30, 2012, and October 2, 2011;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

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

November 18, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 18, 2013.

	Signature	Title

By:	/s/ Howard Schultz	chairman, president and chief executive officer
Howard Schultz

By:	/s/ Troy Alstead	chief financial officer and group president, Global Business Services (principal financial officer and principal accounting officer)
Troy Alstead

By:	/s/ William W. Bradley	director
William W. Bradley

By:	/s/ Robert M. Gates	director
Robert M. Gates

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Kevin R. Johnson	director
Kevin R. Johnson

By:	/s/ Olden Lee	director
Olden Lee

	Signature	Title

By:	/s/ Joshua Cooper Ramo	director
Joshua Cooper Ramo

By:	/s/ James G. Shennan, Jr.	director
James G. Shennan, Jr.

By:	/s/ Clara Shih	director
Clara Shih

By:	/s/ Javier G. Teruel	director
Javier G. Teruel

By:	/s/ Myron E. Ullman, III	director
Myron E. Ullman, III

By:	/s/ Craig E. Weatherup	director
Craig E. Weatherup

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 14, 2012, among Starbucks Corporation, Taj Acquisition Corp. and Teavana Holdings, Inc.	8-K	0-20322	11/15/2012	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	10-K	0-20322	11/16/2012	3.2
4.1	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.2	Form of Note for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/2007	4.2
4.3	Form of Supplemental Indenture for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/2007	4.3
4.4	Second Supplemental Indenture, dated as of September 6, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (3.850% Senior Notes due October 1, 2023)	8-K	0-20322	9/6/2013	4.2
4.5	Form of 3.850% Senior Notes due October 1, 2023	8-K	0-20322	9/6/2013	4.3
10.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994, as amended and restated through March 18, 2009	8-K	0-20322	3/20/2009	10.2
10.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/2003	10.2
10.3*	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through March 18, 2009	8-K	0-20322	3/20/2009	10.3
10.3.1*	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/2003	10.3.1
10.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through April 1, 2009	10-Q	0-20322	2/4/2009	10.6
10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/2001	10.5
10.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective November 8, 2011	10-Q	0-20322	5/2/2012	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.7*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/1999	10.17
10.9	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/2003	10.9
10.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/2003	10.10
10.11*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011	10-K	0-20322	11/18/2011	10.11
10.12*	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/2006	10.12
10.13*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013	S-8	333-191512	10/1/2013	99.1
10.14*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2
10.15*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 13, 2011	10-K	0-20322	11/18/2011	10.17
10.16*	Form of Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	5/2/2012	10.1
10.17*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	__	__	__	__	X
10.18*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	2/10/2005	10.5
10.19*	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.20

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.20*	2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated on September 14, 2010	10-K	0-20322	11/22/2010	10.20
10.21*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	8/10/2005	10.2
10.22	Credit Agreement dated February 5, 2013 among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	2/8/2013	10.1
10.23
Amendment No.1 dated November 15, 2013 to Credit Agreement dated February 5, 2013 among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.
		__	__	__	__	X
10.24	Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/2007	10.1.1
10.25	Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/2007	10.1.2
10.26*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	5/8/2008	10.3
10.27*	Letter Agreement dated November 6, 2008 between Starbucks Corporation and Troy Alstead	8-K	0-20322	11/12/2008	10.1
10.28*	Form of Time Vested Restricted Stock Unit Grant Agreement (US) under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.30
10.29*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	__	__	__	__	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.30*	Form of Performance Based Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	__	__	__	__	X
10.31*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	2/2/2010	10.3
10.32*	Letter of Understanding dated May 22, 2013, between Starbucks Corporation and Jeff Hansberry	__	__	__	__	X
10.33*	Letter Agreement dated August 9, 2011 between Starbucks Corporation and Michelle Gass	10-K	0-20322	11/18/2011	10.38
10.34*	Letter Agreement dated September 16, 2011 between Starbucks Corporation and Michelle Gass	10-K	0-20322	11/18/2011	10.39
12	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	__	__	__	__	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s 10-K for the fiscal year ended September 29, 2013, formatted in XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii)Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
**Furnished herewith.