Form 10-Q
period 2013-12-29
STARBUCKS CORP
filed 2014-01-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 22, 2014
Common Stock, par value $0.001 per share	755.9 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 29, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012
Net revenues:
Company-operated stores	$3,343.8	$2,989.6
Licensed stores	401.8	350.2
CPG, foodservice and other	494.0	453.4
Total net revenues	4,239.6	3,793.2
Cost of sales including occupancy costs	1,795.1	1,620.7
Store operating expenses	1,175.1	1,089.5
Other operating expenses	114.9	126.1
Depreciation and amortization expenses	169.7	148.9
General and administrative expenses	242.6	231.9
Litigation charge/(credit)	(20.2)	—
Total operating expenses	3,477.2	3,217.1
Income from equity investees	51.1	54.5
Operating income	813.5	630.6
Interest income and other, net	19.8	(2.9)
Interest expense	(14.5)	(6.6)
Earnings before income taxes	818.8	621.1
Income taxes	278.1	188.7
Net earnings including noncontrolling interests	540.7	432.4
Net earnings attributable to noncontrolling interests	—	0.2
Net earnings attributable to Starbucks	$540.7	$432.2
Earnings per share - basic	$0.72	$0.58
Earnings per share - diluted	$0.71	$0.57
Weighted average shares outstanding:
Basic	754.9	746.1
Diluted	766.2	761.3
Cash dividends declared per share	$0.26	$0.21
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012
Net earnings including noncontrolling interests	$540.7	$432.4
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(2.0)	—
Tax (expense)/benefit	0.8	—
Unrealized holding gains/(losses) on cash flow hedging instruments	11.8	(16.9)
Tax (expense)/benefit	(3.9)	0.4
Unrealized holding gains/(losses) on net investment hedging instruments	9.8	14.7
Tax (expense)/benefit	(3.6)	(5.4)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges	7.6	5.8
Tax expense/(benefit)	(0.1)	(0.6)
Net unrealized holding gains/(losses)	20.4	(2.0)
Translation adjustment	(30.4)	(14.0)
Tax (expense)/benefit	11.7	5.2
Other comprehensive income/(loss)	1.7	(10.8)
Comprehensive income including noncontrolling interests	542.4	421.6
Comprehensive income attributable to noncontrolling interests	—	0.2
Comprehensive income attributable to Starbucks	$542.4	$421.4

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 29, 2013	Sep 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,545.8	$2,575.7
Short-term investments	157.0	658.1
Accounts receivable, net	589.8	561.4
Inventories	943.3	1,111.2
Prepaid expenses and other current assets	271.1	287.7
Deferred income taxes, net	252.4	277.3
Total current assets	3,759.4	5,471.4
Long-term investments	480.0	58.3
Equity and cost investments	489.3	496.5
Property, plant and equipment, net	3,233.0	3,200.5
Deferred income taxes, net	949.0	967.0
Other assets	205.8	185.3
Other intangible assets	276.1	274.8
Goodwill	862.6	862.9
TOTAL ASSETS	$10,255.2	$11,516.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$444.2	$491.7
Accrued litigation charge	—	2,784.1
Accrued liabilities	1,309.2	1,269.3
Insurance reserves	186.2	178.5
Deferred revenue	1,013.4	653.7
Total current liabilities	2,953.0	5,377.3
Long-term debt	2,047.9	1,299.4
Other long-term liabilities	364.8	357.7
Total liabilities	5,365.7	7,034.4
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 756.5 shares and 753.2 shares, respectively	0.8	0.8
Additional paid-in capital	343.7	282.1
Retained earnings	4,474.2	4,130.3
Accumulated other comprehensive income	68.7	67.0
Total shareholders’ equity	4,887.4	4,480.2
Noncontrolling interest	2.1	2.1
Total equity	4,889.5	4,482.3
TOTAL LIABILITIES AND EQUITY	$10,255.2	$11,516.7
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$540.7	$432.4
Adjustments to reconcile net earnings to net cash provided/(used) by operating activities:
Depreciation and amortization	180.1	156.8
Deferred income taxes, net	35.7	16.7
Income earned from equity method investees, net of distributions	(2.4)	(12.6)
Stock-based compensation	47.8	37.4
Other	0.7	5.6
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(26.1)	21.4
Inventories	167.9	150.1
Accounts payable	(41.8)	(9.6)
Accrued litigation charge	(2,763.9)	—
Accrued liabilities and insurance reserves	60.9	(30.7)
Deferred revenue	359.7	275.3
Prepaid expenses, other current assets and other assets	38.8	24.5
Net cash provided/(used) by operating activities	(1,401.9)	1,067.3
INVESTING ACTIVITIES:
Purchase of investments	(577.2)	(11.6)
Sales, maturities and calls of investments	659.4	287.9
Additions to property, plant and equipment	(256.1)	(244.5)
Other	(19.4)	(3.1)
Net cash provided/(used) by investing activities	(193.3)	28.7
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	748.5	—
Proceeds from issuance of common stock	61.6	98.3
Excess tax benefit on share-based awards	72.6	167.5
Cash dividends paid	(195.9)	(156.1)
Repurchase of common stock	(38.5)	(424.8)
Minimum tax withholdings on share-based awards	(74.4)	(118.9)
Other	(5.0)	—
Net cash provided/(used) by financing activities	568.9	(434.0)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	1.5
Net increase/(decrease) in cash and cash equivalents	(1,029.9)	663.5
CASH AND CASH EQUIVALENTS:
Beginning of period	2,575.7	1,188.6
End of period	$1,545.8	$1,852.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$0.2	$—
Income taxes	$37.4	$26.3
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 29, 2013, and for the quarters ended December 29, 2013 and December 30, 2012, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 29, 2013 and December 30, 2012 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
The financial information as of September 29, 2013 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 29, 2013 (“fiscal 2013”) included in Item 8 in the Fiscal 2013 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the financial statements in the 10-K.
The results of operations for the quarter ended December 29, 2013 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2014 ("fiscal 2014").
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not netted with a deferred tax asset. The guidance will become effective for us at the beginning of our first quarter of fiscal 2015. We do not expect the adoption of this guidance will have a material impact on our financial statements.
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
In February 2013, the FASB issued guidance that adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This guidance requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The guidance became effective for us at the beginning of our first quarter of fiscal 2014 and the additional disclosures are provided in Note 7 of this 10-Q.
In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance became effective for us at the beginning of our first quarter of fiscal 2014 and did not have a material impact on our financial statements.

Correction of an Immaterial Error
Effective at the beginning of fiscal 2014, we reclassified certain fees related to our US and Seattle's Best Coffee foodservice operations in our Channel Development segment and All Other Segments, respectively, from other operating expenses to foodservice revenues included in CPG, foodservice and other net revenues in our consolidated statements of earnings. This reclassification results from a correction of an error in our prior period financial statements which we have determined to be immaterial. In order to align prior period classifications with the current period presentation, the historical consolidated financial statements have been corrected, resulting in reclassifications of $25.4 million and $22.7 million for fiscal years 2013 and 2012, respectively. The reclassification for the first quarter of fiscal 2013 was $6.4 million. The consolidated statements of earnings as corrected are presented below (in millions):

	Fiscal 2013					Fiscal 2012
	Q1	Q2	Q3	Q4	Full Year	Full Year
Net revenues
Company-operated stores	$2,989.6	$2,807.7	$2,986.3	$3,009.6	$11,793.2	$10,534.5
Licensed stores	350.2	322.1	342.0	346.3	1,360.5	1,210.3
CPG, foodservice and other	453.4	419.8	407.0	432.9	1,713.1	1,532.0
Total net revenues	3,793.2	3,549.6	3,735.3	3,788.8	14,866.8	13,276.8
Cost of sales including occupancy costs	1,620.7	1,530.4	1,597.6	1,633.7	6,382.3	5,813.3
Store operating expenses	1,089.5	1,038.4	1,084.1	1,073.9	4,286.1	3,918.1
Other operating expenses	126.1	105.8	98.9	101.1	431.8	407.2
Depreciation and amortization expenses	148.9	153.1	153.3	166.1	621.4	550.3
General and administrative expenses	231.9	230.3	249.6	226.1	937.9	801.2
Litigation charge	—	—	—	2,784.1	2,784.1	—
Total operating expenses	3,217.1	3,058.0	3,183.5	5,985.0	15,443.6	11,490.1
Income from equity investees	54.5	52.5	63.4	81.0	251.4	210.7
Operating income/(loss)	630.6	544.1	615.2	(2,115.2)	(325.4)	1,997.4
Interest income and other, net	(2.9)	50.8	3.5	72.1	123.6	94.4
Interest expense	(6.6)	(6.1)	(6.3)	(9.1)	(28.1)	(32.7)
Earnings/(loss) before income taxes	621.1	588.8	612.4	(2,052.2)	(229.9)	2,059.1
Income taxes	188.7	198.1	194.6	(820.1)	(238.7)	674.4
Net earnings including noncontrolling interests	432.4	390.7	417.8	(1,232.1)	8.8	1,384.7
Net earnings attributable to noncontrolling interests	0.2	0.3	—	(0.1)	0.5	0.9
Net earnings attributable to Starbucks	$432.2	$390.4	$417.8	$(1,232.0)	$8.3	$1,383.8

There was no impact on operating income or net earnings as a result of the error correction, nor any impact on our consolidated statements of comprehensive income, consolidated balance sheets or consolidated statements of cash flows. Additional disclosure regarding this change as it relates to our segment results is included at Note 11, Segment Reporting.

Note 2: Derivative Financial Instruments
Interest Rates
Depending on market conditions, we enter into interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to anticipated debt issuances. When these agreements are cash settled at the time of the pricing of the related debt, the resulting net gains or losses are included in accumulated other comprehensive income and subsequently amortized using the constant effective yield method as an adjustment to interest expense over the life of the related debt, as the underlying interest expense is recognized in the consolidated statements of earnings.
Net derivative gains from these cash flow hedges of $38.8 million and $41.4 million, net of taxes, were included in accumulated other comprehensive income as of December 29, 2013 and September 29, 2013, respectively. Of the net derivative gains accumulated as of December 29, 2013, $3.2 million is expected to be reclassified into earnings within 12 months.
Foreign Currency
We enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. Net derivative gains from these cash flow hedges of $6.8 million and net derivative losses of $0.3 million, net of taxes, were included in accumulated other comprehensive income as of December 29, 2013 and September 29, 2013, respectively. Of the net derivative gains accumulated as of December 29, 2013, $4.7 million is expected to be reclassified into earnings within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 33 months.
We also enter into net investment derivative instruments to hedge certain of our equity method investments, to minimize foreign currency exposure. Net derivative losses from net investment hedges of $6.7 million and $12.9 million, net of taxes, were included in accumulated other comprehensive income as of December 29, 2013 and September 29, 2013, respectively. Outstanding contracts will expire within 26 months.
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
Coffee
Depending on market conditions, we enter into futures contracts to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 4. Net derivative losses of $3.4 million and $12.2 million, net of taxes, were included in accumulated other comprehensive income as of December 29, 2013 and September 29, 2013, respectively, related to coffee hedges. Of the net derivative losses accumulated as of December 29, 2013, $2.7 million is expected to be reclassified into earnings within 12 months and will also continue to experience fair value changes before affecting earnings. Outstanding contracts will expire within 16 months.
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

The following table presents the pretax effect of derivative contracts designated as hedging instruments on earnings and other comprehensive income ("OCI") for the quarters ended (in millions):

	Interest Rates		Foreign Currency		Coffee
Quarter Ended	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012

Cash Flow Hedges:
Gain/(Loss) recognized in earnings	$1.2	$—	$1.2	$(0.6)	$(10.0)	$(5.2)
Gain/(Loss) recognized in OCI	$0.5	$—	$11.6	$4.6	$(0.3)	$(21.5)
Net Investment Hedges:
Gain/(Loss) recognized in earnings			$—	$—
Gain/(Loss) recognized in OCI			$9.8	$14.7

Interest Rates	Foreign Currency	Coffee
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

The following table presents the pretax effect of derivative contracts not designated as hedging instruments on earnings for the quarters ended (in millions):

	Foreign Currency		Coffee		Dairy		Diesel Fuel
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
Gain/(Loss) recognized in earnings for the quarter ended	$(0.9)	$(1.1)	$—	$(2.7)	$4.5	$(1.5)	$—	$—
Notional amounts of outstanding derivative contracts (in millions):

	Dec 29, 2013	Sep 29, 2013
Foreign currency	$494	$452
Coffee	1	—
Dairy	43	38
Diesel fuel	$14	$17

Note 3:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at December 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,545.8	$1,545.8	$—	$—
Short-term investments:
Available-for-sale securities
Commercial paper	35.8	—	35.8	—
Corporate debt securities	14.2	—	14.2	—
Government treasury securities	11.1	11.1	—	—
Certificates of deposit	24.5	—	24.5	—
Total available-for-sale securities	85.6	11.1	74.5	—
Trading securities	71.4	71.4	—	—
Total short-term investments	157.0	82.5	74.5	—
Short-term derivatives	24.6	—	24.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	20.3	—	20.3	—
Corporate debt securities	199.6	—	199.6	—
Auction rate securities	13.4	—	—	13.4
Government treasury securities	179.1	179.1	—	—
Mortgage and asset-backed securities	67.6	—	67.6	—
Total long-term investments	480.0	179.1	287.5	13.4
Long-term derivatives	22.3	—	22.3	—
Total	$2,229.7	$1,807.4	$408.9	$13.4
Liabilities:
Short-term derivatives	$0.3	$—	$0.3	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,575.7	$2,575.7	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	20.0	—	20.0	—
Commercial paper	127.0	—	127.0	—
Corporate debt securities	57.5	—	57.5	—
Government treasury securities	352.9	352.9	—	—
Certificates of deposit	34.1	—	34.1	—
Total available-for-sale securities	591.5	352.9	238.6	—
Trading securities	66.6	66.6	—	—
Total short-term investments	658.1	419.5	238.6	—
Short-term derivatives	12.5	—	12.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.1	—	8.1	—
Corporate debt securities	36.8	—	36.8	—
Auction rate securities	13.4	—	—	13.4
Total long-term investments	58.3	—	44.9	13.4
Long-term derivatives	11.4	—	11.4	—
Total	$3,316.0	$2,995.2	$307.4	$13.4
Liabilities:
Short-term derivatives	$3.5	$—	$3.5	$—
Long-term derivatives	0.5	—	0.5	—
Total	$4.0	$—	$4.0	$—
The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Short-term and long-term derivative assets are included in prepaid expenses and other current assets and other assets, respectively. Short-term and long-term derivative liabilities are included in other accrued liabilities and other long-term liabilities, respectively.
Gross unrealized holding gains and losses on investments were not material as of December 29, 2013 and September 29, 2013.
Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
Financial instruments measured using Level 3 inputs are comprised entirely of our auction rate securities (“ARS”).
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarters ended December 29, 2013 and December 30, 2012, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 6.

Note 4:	Inventories

(in millions)	Dec 29, 2013	Sep 29, 2013	Dec 30, 2012
Coffee:
Unroasted	$407.6	$493.0	$619.0
Roasted	203.7	235.4	196.6
Other merchandise held for sale	198.8	243.3	161.3
Packaging and other supplies	133.2	139.5	116.3
Total	$943.3	$1,111.2	$1,093.2
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of December 29, 2013, we had committed to purchasing green coffee totaling $519 million under fixed-price contracts and an estimated $264 million under price-to-be-fixed contracts. As of December 29, 2013, approximately $1 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 5:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Dec 29, 2013	Sep 29, 2013
Land	$46.9	$47.0
Buildings	279.3	259.6
Leasehold improvements	4,522.3	4,431.6
Store equipment	1,371.4	1,353.9
Roasting equipment	411.1	397.9
Furniture, fixtures and other	957.1	949.7
Work in progress	349.5	342.4
Property, plant and equipment, gross	7,937.6	7,782.1
Less accumulated depreciation	(4,704.6)	(4,581.6)
Property, plant and equipment, net	$3,233.0	$3,200.5

Accrued Liabilities	Dec 29, 2013	Sep 29, 2013
Accrued compensation and related costs	$360.1	$420.2
Accrued occupancy costs	120.7	120.7
Accrued taxes	231.6	125.0
Accrued dividend payable	196.7	195.8
Other	400.1	407.6
Total accrued liabilities	$1,309.2	$1,269.3

Note 6:	Debt

Long-term Debt
In December 2013, we issued $400 million of 3-year 0.875% Senior Notes ("the 2014 3-year notes") due December 2016, and $350 million of 5-year 2.000% Senior Notes ("the 2014 5-year notes") due December 2018, in an underwritten registered public offering. Interest on both of these notes is payable semi-annually on June 5 and December 5 of each year, commencing on June 5, 2014.
As discussed in Note 2, we enter into interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to anticipated debt issuances. The components of our long-term debt and the associated interest rates, including our effective interest rate, were as follows (in millions, except interest rate amounts):

		Dec 29, 2013		Sep 29, 2013		Stated Interest Rate	Effective Interest Rate
Issuance	Due Date	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2014 3-year notes	December 2016	$400.0	$398.0	$—	$—	0.875%	0.941%
2007 notes	August 2017	550.0	642.0	550.0	644.0	6.250%	6.292%
2014 5-year notes	December 2018	350.0	350.0	—	—	2.000%	2.012%
2013 notes	October 2023	750.0	758.0	750.0	762.0	3.850%	2.860%
Total		2,050.0	2,148.0	1,300.0	1,406.0
Aggregate unamortized discount		2.1		0.6
Total		$2,047.9		$1,299.4

The indentures under which the above notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 29, 2013, we were in compliance with each of these covenants.
Note 7: Equity
Changes in total equity (in millions):

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012
Beginning balance of total equity	$4,482.3	$5,114.5
Net earnings including noncontrolling interests	540.7	432.4
Other comprehensive income / (loss)	1.7	(10.8)
Stock-based compensation expense	48.4	37.9
Exercise of stock options/vesting of RSUs	54.6	144.6
Sale of common stock	5.3	5.0
Repurchase of common stock	(46.7)	(392.7)
Cash dividends declared	(196.8)	(155.9)
Ending balance of total equity	$4,889.5	$5,175.0

Changes in accumulated other comprehensive income ("AOCI") by component for the quarter ended December 29, 2013, net of tax (in millions):

	Gains / (Losses) on Cash Flow Hedges	Gains / (Losses) on Net Investment Hedges	Unrealized Gains/(Losses) on Available-for-Sale Securities	Translation Adjustment	Total
Balance at September 29, 2013	$26.8	$(12.9)	$(0.5)	$53.6	$67.0
OCI before reclassifications	7.9	6.2	(1.2)	(18.7)	(5.8)
Amounts reclassified from AOCI	7.5	—	—	—	7.5
Net current period OCI	15.4	6.2	(1.2)	(18.7)	1.7
Balance at December 29, 2013	$42.2	$(6.7)	$(1.7)	$34.9	$68.7

Impact of reclassifications from AOCI by component on the consolidated statements of earnings for the quarter ended December 29, 2013 (in millions):

AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statements of Earnings
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.2	Interest expense
Foreign currency hedges	1.0	Revenue
Foreign currency / coffee hedges	(9.8)	Cost of sales including occupancy costs
	(7.6)	Total before tax
	0.1	Tax (expense)/benefit
	$(7.5)	Net of tax

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of December 29, 2013.
Share repurchase activity (in millions, except for average price data):

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012
Number of shares acquired	0.6	8.0
Average price per share of acquired shares	$77.25	$48.88
Total cost of acquired shares	$46.7	$392.7
As of December 29, 2013, 25.8 million shares remained available for repurchase under current authorizations.

During the first quarter of fiscal 2014, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.26 per share to be paid on February 21, 2014 to shareholders of record as of the close of business on February 6, 2014.

Note 8:	Employee Stock Plans
As of December 29, 2013, there were 56.0 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 7.7 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012
Options	$12.8	$11.9
Restricted Stock Units (“RSUs”)	35.0	25.5
Total stock-based compensation	$47.8	$37.4
Stock option and RSU transactions from September 29, 2013 through December 29, 2013 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2013	22.0	5.8
Granted	2.8	2.3
Options exercised/RSUs vested	(2.2)	(2.4)
Forfeited/expired	(0.1)	(0.1)
Options outstanding/Nonvested RSUs, December 29, 2013	22.5	5.6
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 29, 2013	$59.5	$184.2
Note 9:     Earnings Per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012
Net earnings attributable to Starbucks	$540.7	$432.2
Weighted average common shares outstanding (for basic calculation)	754.9	746.1
Dilutive effect of outstanding common stock options and RSUs	11.3	15.2
Weighted average common and common equivalent shares outstanding (for diluted calculation)	766.2	761.3
EPS — basic	$0.72	$0.58
EPS — diluted	$0.71	$0.57
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 1.5 million and 0.2 million as of December 29, 2013 and December 30, 2012, respectively.

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
On November 12, 2013, the arbitrator ordered Starbucks to pay Kraft $2,227.5 million in damages plus prejudgment interest and attorneys' fees. We estimated prejudgment interest, which included an accrual through the estimated payment date, and attorneys' fees to be approximately $556.6 million. As a result, we recorded a litigation charge of $2,784.1 million in our fiscal 2013 operating results.
In the first quarter of fiscal 2014, Starbucks paid all amounts due to Kraft under the arbitration, including prejudgment interest and attorneys' fees, and fully extinguished the litigation charge liability. Of the $2,784.1 million litigation charge accrued in the fourth quarter of fiscal 2013, $2,763.9 million was paid and the remainder was released as a litigation credit to reflect a reduction to our estimated prejudgment interest payable as a result of paying our obligation earlier than anticipated.
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

The table below presents financial information for our reportable operating segments and All Other Segments for the quarters ended December 29, 2013 and December 30, 2012, including reclassifications resulting from the correction of the immaterial error discussed in Note 1. The reclassifications for Channel Development were $21.8 million and $19.2 million for fiscal years 2013 and 2012, respectively. The reclassifications for All Other Segments were $3.6 million and $3.5 million for fiscal years 2013 and 2012, respectively. The reclassifications for the first quarter of fiscal 2013 were $5.5 million and $0.9 million for Channel Development and All Other Segments, respectively.
Quarter Ended

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
December 29, 2013
Total net revenues	$3,073.0	$339.5	$266.9	$401.0	$159.2	$4,239.6
Depreciation and amortization expenses	112.3	14.6	10.3	0.4	3.7	141.3
Income from equity investees	—	0.8	33.1	17.2	—	51.1
Operating income	732.1	33.5	81.1	118.8	13.6	979.1

December 30, 2012
Total net revenues	$2,840.7	$306.1	$214.1	$374.3	$58.0	$3,793.2
Depreciation and amortization expenses	105.4	14.2	7.4	0.3	1.0	128.3
Income from equity investees	—	—	34.1	20.4	—	54.5
Operating income/(loss)	590.3	22.3	72.1	96.8	(4.2)	777.3

The following table reconciles total segment operating income in the tables above to consolidated earnings before income taxes (in millions):

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012
Total segment operating income	$979.1	$777.3
Unallocated corporate operating expenses	(165.6)	(146.7)
Consolidated operating income	813.5	630.6
Interest income and other, net	19.8	(2.9)
Interest expense	(14.5)	(6.6)
Earnings before income taxes	$818.8	$621.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating income, operating margins, comparable store sales, sales leverage, sales growth, profitability, expenses, dividends, share repurchases, other financial results, capital expenditures, scaling and expansion of international operations, shifts in our store portfolio to more licensed stores in EMEA and to more company-operated stores in CAP, profitable growth models and opportunities, strategic acquisitions, commodity costs and our mitigation strategies, the transition from our distribution arrangement with Kraft to a direct distribution model, liquidity, cash flow from operations, use of cash, the potential issuance of debt and applicable interest rate, anticipated store openings, closings and renovations, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation and distribution, tax rates, and economic conditions in the US and international markets, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks first quarter results reflect a strong start to fiscal 2014 across all segments. Total net revenues increased 12% to $4.2 billion, with every segment contributing. Global comparable store sales grew 5%, driven by a 4% increase in the number of transactions. Consolidated operating income increased 29% to $814 million and operating margin expanded 260 basis points to 19.2%. Earnings per share was $0.71, representing growth of 25% over the prior year quarter.
The Americas segment continued its solid performance in the first quarter, growing revenues by 8% to $3.1 billion, primarily driven by comparable store sales growth of 5%, comprised of a 4% increase in the number of transactions and a 1% increase in average ticket. Successful holiday beverages and expanded food offerings, including our new La Boulange™ bakery platform, contributed to the growth in comparable store sales. Operating margin expanded 300 basis points to 23.8%, primarily due to lapping costs incurred in the prior year quarter for our leadership conference, incremental litigation charges, and the impact of Superstorm Sandy. Lower coffee costs and sales leverage also contributed. Looking forward, we expect to continue to drive revenue growth and margin expansion through new stores and expanded product offerings, including the completion of the rollout of La Boulange™ bakery items in our retail stores.
In the EMEA segment, the cost management and store portfolio optimization work we have undertaken is translating into improved results. Revenues grew 11% to $340 million, driven by a combination of licensed store revenue growth and a 5% increase in comparable store sales for our company-operated stores. Our strategic portfolio shift to higher margin licensed stores drove the increase in operating margin of 260 basis points over the prior year to 9.9%. We expect continued disciplined licensed store expansion and focus on the customer experience in this region will result in improved operating performance as we progress on our plan towards mid-teens operating margin over time.

The China/Asia Pacific segment continues to be our fastest growing and highest margin region. New store growth, along with an 8% increase in comparable store sales, drove a 25% increase in total net revenues to $267 million. Operating income grew 12% to $81 million, while operating margin declined 330 basis points to 30.4%. The margin contraction was driven by a lower contribution from our equity investees, specifically Japan. We expect this segment will become a more meaningful contributor to overall company profitability in the future, as we look forward to continued new store openings and establishing China as our largest market outside of the US.
Channel Development segment revenues grew 7% for the quarter to $401 million, primarily due to increased sales of premium single serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs. This was partially offset by the packaged coffee price reductions taken in the third quarter of fiscal 2013. Operating margin increased 370 basis points to 29.6% for the first quarter of fiscal 2014, primarily driven by lower coffee costs. As we continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single serve category, we expect this segment to become a more significant contributor to future growth.
Comparable Store Sales
Starbucks comparable store sales for the first quarter of fiscal 2014:

	Quarter Ended Dec 29, 2013
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	5%	4%	1%
Americas	5%	4%	1%
EMEA	5%	3%	1%
China / Asia Pacific	8%	7%	1%
Our comparable store sales represent the growth in revenue from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.
Fiscal 2014 — Financial Outlook for the Year
For fiscal year 2014, we expect revenue growth driven by mid-single digit comparable store sales growth, new store openings, and continued growth in the Channel Development business. Approximately one-half of new store openings will be in China / Asia Pacific, with the remaining half coming primarily from the Americas.
We expect full-year consolidated operating margin improvement of 150 to 200 basis points over fiscal 2013 when excluding the Kraft litigation charge and strong EPS growth.
Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012	% Change
Company-operated stores	$3,343.8	$2,989.6	11.8%
Licensed stores	401.8	350.2	14.7
CPG, foodservice and other	494.0	453.4	9.0
Total net revenues	$4,239.6	$3,793.2	11.8%

Total net revenues for the first quarter of fiscal 2014 increased $446 million, or 12%, over the prior year period, primarily due to increased revenues from company-operated stores (contributing $354 million), driven by a 5% increase in comparable store sales (approximately $160 million) and incremental revenues from 527 net new company-operated store openings over the past 12 months (approximately $128 million).
Also contributing to the increase in total net revenues was licensed store revenue growth of $52 million, primarily due to increased product sales to and royalty revenues from our licensees, as a result of improved comparable store sales and the opening of 1,005 net new licensed stores over the past 12 months.

CPG, foodservice and other revenues increased $41 million for the first quarter of fiscal 2014, primarily due to increased sales of premium single serve products (approximately $25 million).
Operating Expenses

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
			% of Total
			Net Revenues
Cost of sales including occupancy costs	$1,795.1	$1,620.7	42.3%	42.7%
Store operating expenses	1,175.1	1,089.5	27.7	28.7
Other operating expenses	114.9	126.1	2.7	3.3
Depreciation and amortization expenses	169.7	148.9	4.0	3.9
General and administrative expenses	242.6	231.9	5.7	6.1
Litigation charge/(credit)	(20.2)	—	(0.5)	-
Total operating expenses	3,477.2	3,217.1	82.0	84.8
Income from equity investees	51.1	54.5	1.2	1.4
Operating income	$813.5	$630.6	19.2%	16.6%
Store operating expenses as a % of related revenues			35.1%	36.4%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 40 basis points for the first quarter of fiscal 2014, primarily driven by lower coffee costs (approximately 80 basis points), partially offset by the impact of trade promotions on total net revenues (approximately 20 basis points). Sales leverage on occupancy costs also contributed.
Store operating expenses as a percentage of total net revenues decreased 100 basis points for the first quarter of fiscal 2014. Store operating expenses as a percentage of company-operated store revenues decreased 130 basis points for the quarter, primarily driven by higher litigation charges in the prior year quarter (approximately 80 basis points) and decreased marketing (approximately 60 basis points), largely due to lapping the prior year launch of the Verismo® system by Starbucks in company-operated stores. Sales leverage also contributed.

Other operating expenses as a percentage of total net revenues decreased 60 basis points for the first quarter of fiscal 2014. Excluding the impact of company-operated store revenues, other operating expenses decreased 290 basis points for the first quarter, in part due to decreased marketing, primarily resulting from lapping the prior year launch of the Verismo® system by Starbucks in Channel Development.

General and administrative expenses as a percentage of total net revenues decreased 40 basis points for the first quarter of fiscal 2014, primarily due to lapping our leadership conference held in the prior year quarter (approximately 60 basis points).

The $20.2 million litigation credit (contributing approximately 50 basis points) reflects a reduction to our estimated prejudgment interest payable associated with the Kraft arbitration, as a result of paying our obligation earlier than anticipated. The $2.8 billion litigation charge was accrued for in the fourth quarter of fiscal 2013 and fully extinguished in the first quarter of fiscal 2014.
Lapping the impact of Superstorm Sandy, which unfavorably impacted revenues and various expense lines in the prior year quarter, also contributed (approximately 20 basis points). The combination of these changes resulted in an overall increase in operating margin of 260 basis points for the first quarter of fiscal 2014.

Other Income and Expenses

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
			% of Total
			Net Revenues
Operating income	$813.5	$630.6	19.2%	16.6%
Interest income and other, net	19.8	(2.9)	0.5	(0.1)
Interest expense	(14.5)	(6.6)	(0.3)	(0.2)
Earnings before income taxes	818.8	621.1	19.3	16.4
Income taxes	278.1	188.7	6.6	5.0
Net earnings including noncontrolling interests	540.7	432.4	12.8	11.4
Net earnings attributable to noncontrolling interests	—	0.2	—	—
Net earnings attributable to Starbucks	$540.7	$432.2	12.8%	11.4%
Effective tax rate including noncontrolling interests			34.0%	30.4%
For the first quarter of fiscal 2014, net interest income and other increased $23 million, primarily due to favorable mark-to-market adjustments from derivatives used to manage our risk of commodity price fluctuations (approximately $9 million), favorable foreign exchange fluctuations (approximately $5 million), and unrealized gains on our trading securities portfolio (approximately $4 million).
Interest expense increased $8 million, due to interest on the long-term debt we issued in the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013.

The effective tax rate for the first quarter of fiscal 2014 was 34.0% compared to 30.4% for the same quarter in fiscal 2013. The increase in the rate was primarily due to lapping the recognition of a net tax benefit in the first quarter of fiscal 2013, primarily from state income tax expense adjustments for returns filed in prior years.

Segment Information
The following tables summarize the results of operations by segment (in millions):
Americas

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
			% of Americas Net Revenues
Total net revenues	$3,073.0	$2,840.7
Cost of sales including occupancy costs	1,164.2	1,092.5	37.9%	38.5%
Store operating expenses	999.6	959.8	32.5	33.8
Other operating expenses	25.3	30.0	0.8	1.1
Depreciation and amortization expenses	112.3	105.4	3.7	3.7
General and administrative expenses	39.5	62.7	1.3	2.2
Total operating expenses	2,340.9	2,250.4	76.2	79.2
Operating income	$732.1	$590.3	23.8%	20.8%
Store operating expenses as a % of related revenues			35.9%	37.1%
Revenues
Americas total net revenues for the first quarter of fiscal 2014 increased $232 million, or 8%, primarily due to higher revenues from company-operated stores (contributing $201 million) and licensed stores (contributing $35 million).

The increase in company-operated store revenues was driven by a 5% increase in comparable store sales (approximately $137 million), and incremental revenues from 277 net new company-operated store openings over the past 12 months (approximately $90 million). Licensed store revenue growth was primarily due to increased product sales to and higher royalty revenues from our licensees, as a result of improved comparable store sales and the opening of 458 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 60 basis points for the first quarter of fiscal 2014, primarily driven by lower coffee costs (approximately 50 basis points). Sales leverage on occupancy costs also contributed.
Store operating expenses as a percentage of total net revenues decreased 130 basis points for the first quarter of fiscal 2014. As a percentage of company-operated store revenues, store operating expenses decreased 120 basis points, primarily driven by higher litigation charges in the prior year period (approximately 90 basis points). Sales leverage also contributed.
General and administrative expenses as a percentage of total net revenues decreased 90 basis points for the first quarter of fiscal 2014, primarily due to lapping our leadership conference held in the prior year quarter (approximately 80 basis points).
Lapping the impact of Superstorm Sandy, which unfavorably impacted revenues and various expense lines in the prior year quarter, also contributed (approximately 30 basis points). The combination of these changes resulted in an overall increase in operating margin of 300 basis points for the first quarter of fiscal 2014.

EMEA

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
			% of EMEA Net Revenues
Total net revenues	$339.5	$306.1
Cost of sales including occupancy costs	168.2	152.5	49.5%	49.8%
Store operating expenses	96.4	90.3	28.4	29.5
Other operating expenses	11.6	8.4	3.4	2.7
Depreciation and amortization expenses	14.6	14.2	4.3	4.6
General and administrative expenses	16.0	18.4	4.7	6.0
Total operating expenses	306.8	283.8	90.4	92.7
Income from equity investees	0.8	—	0.2	—
Operating income	$33.5	$22.3	9.9%	7.3%
Store operating expenses as a % of related revenues			35.8%	35.7%
Revenues
EMEA total net revenues increased $33 million, or 11%, for the first quarter of fiscal 2014. Licensed store revenues grew $17 million, or 38%, for the first quarter, due to increased product sales to and higher royalty revenues from our licensees, primarily from the opening of 163 net new licensed stores over the past 12 months and improved comparable store sales. Company-operated store revenues increased $16 million, driven by a 5% increase in comparable store sales (approximately $11 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 30 basis points for the first quarter of fiscal 2014, primarily due to lower commodity costs (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues decreased 110 basis points for the first quarter of fiscal 2014, driven by increased licensed store revenues. As a percentage of company-operated store revenues, store operating expenses increased 10 basis points.

Other operating expenses as a percentage of total net revenues increased 70 basis points for the first quarter of fiscal 2014. Excluding the impact of company-operated store revenues, other operating expenses increased 80 basis points for the first quarter, primarily driven by increased costs to grow our licensed operations in the region (approximately 60 basis points).
General and administrative expenses as a percentage of total net revenues decreased 130 basis points, primarily due to decreased salaries expense resulting from cost optimization initiatives in the region (approximately 100 basis points).
The combination of these changes resulted in an overall increase in operating margin of 260 basis points for the first quarter of fiscal 2014.

China / Asia Pacific

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
			% of CAP Net Revenues
Total net revenues	$266.9	$214.1
Cost of sales including occupancy costs	132.7	106.5	49.7%	49.7%
Store operating expenses	51.3	39.4	19.2	18.4
Other operating expenses	10.6	10.2	4.0	4.8
Depreciation and amortization expenses	10.3	7.4	3.9	3.5
General and administrative expenses	14.0	12.6	5.2	5.9
Total operating expenses	218.9	176.1	82.0	82.3
Income from equity investees	33.1	34.1	12.4	15.9
Operating income	$81.1	$72.1	30.4%	33.7%
Store operating expenses as a % of related revenues			25.4%	26.2%
Revenues
China/Asia Pacific total net revenues for the first quarter of fiscal 2014 increased $53 million, or 25%, primarily due to increased revenues from company-operated stores (contributing $51 million), driven by 254 net new company-operated store openings over the past 12 months (approximately $39 million) and an 8% increase in comparable store sales (approximately $12 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues remained flat for the first quarter of fiscal 2014. Cost of sales decreased 130 basis points while occupancy costs increased 120 basis points, both primarily due to company-operated store growth outpacing licensed store growth.
Store operating expenses as a percentage of total net revenues increased 80 basis points for the first quarter of fiscal 2014. As a percentage of company-operated store revenues, store operating expenses decreased 80 basis points for the first quarter, primarily driven by sales leverage.
Other operating expenses as a percentage of total net revenues decreased 80 basis points for the first quarter of fiscal 2014, driven by the increase in company-operated store revenues. Excluding the impact of company-operated store revenues, other operating expenses increased 20 basis points for the first quarter.
Income from equity investees decreased $1 million for the first quarter of fiscal 2014, driven by lower income from our joint venture operation in Japan, primarily due to the weakening of the Yen against the US dollar, partially offset by improved performance of our joint venture operations in Korea and China. The decrease in income from equity investees paired with the growing topline segment revenues resulted in income from equity investees declining as a percentage of total net revenues.

The changes in the above items resulted in an overall decrease in operating margin of 330 basis points for the first quarter of fiscal 2014.

Channel Development

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
			% of Channel Development Net Revenues
Total net revenues	$401.0	$374.3
Cost of sales	245.6	235.2	61.2%	62.8%
Other operating expenses	48.0	57.6	12.0	15.4
Depreciation and amortization expenses	0.4	0.3	0.1	0.1
General and administrative expenses	5.4	4.8	1.3	1.3
Total operating expenses	299.4	297.9	74.7	79.6
Income from equity investees	17.2	20.4	4.3	5.5
Operating income	$118.8	$96.8	29.6%	25.9%
Revenues
Total Channel Development net revenues for the first quarter of fiscal 2014 increased $27 million, or 7%, driven by increased sales of premium single serve products (approximately $25 million), partially offset by the impact of the packaged coffee list price reductions (approximately $14 million) effective beginning in the third quarter of fiscal 2013. Also contributing was an increase in foodservice revenues (approximately $9 million) from increased sales volumes compared to the prior year quarter.
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 160 basis points for the first quarter of fiscal 2014. The decrease was primarily driven by lower coffee costs (approximately 340 basis points), partially offset by the impact of the list price reductions on total net revenues (approximately 220 basis points).
Other operating expenses as a percentage of total net revenues decreased 340 basis points for the first quarter of fiscal 2014, primarily driven by decreased marketing (approximately 190 basis points), largely due to lapping the prior year launch of the Verismo® system by Starbucks.
Income from equity investees decreased $3 million for the first quarter of fiscal 2014 as a result of lower income from our North American Coffee Partnership joint venture (approximately 80 basis points), driven by increased investment in support of new product innovation platforms. The growth in segment revenues also contributed to our joint venture income declining as a percentage of total net revenues.
The combination of these changes resulted in an overall increase in operating margin of 370 basis points for the first quarter of fiscal 2014.

All Other Segments

	Quarter Ended
	Dec 29, 2013	Dec 30, 2012	% Change
Total net revenues	$159.2	$58.0	174.5%
Cost of sales	82.8	36.3	128.1
Store operating expenses	27.8	—	nm
Other operating expenses	19.6	19.9	(1.5)
Depreciation and amortization expenses	3.7	1.0	270.0
General and administrative expenses	11.7	5.0	134.0
Total operating expenses	145.6	62.2	134.1
Operating income/(loss)	$13.6	$(4.2)	nm
All Other Segments includes Teavana, Seattle's Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments for the first quarter of fiscal 2014 increased $101 million, driven by incremental revenues from the acquisition of Teavana in the second quarter of fiscal 2013.
Total operating expenses increased $83 million for the first quarter of fiscal 2014, primarily due to incremental expenses from the acquisition of Teavana.

Fiscal First Quarter 2014 Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Stores open as of
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
Americas
Company-operated stores	27	26	8,105	7,828
Licensed stores	115	61	5,530	5,072
	142	87	13,635	12,900
EMEA
Company-operated stores	3	(20)	856	862
Licensed stores	61	27	1,177	1,014
	64	7	2,033	1,876
China / Asia Pacific
Company-operated stores	61	47	967	713
Licensed stores	148	78	3,124	2,706
	209	125	4,091	3,419
All Other Segments
Company-operated stores	7	3	364	17
Licensed stores	(5)	(10)	61	66
	2	(7)	425	83

Total Company	417	212	20,184	18,278

Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and short-term investments totaled $1.7 billion and $3.2 billion as of December 29, 2013 and September 29, 2013, respectively. As discussed below, in the first quarter of fiscal 2014 we paid the $2.8 billion that was accrued at September 29, 2013 for the Kraft arbitration matter. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term and long-term investments consist of highly liquid available-for-sale securities, predominantly agency obligations, corporate bonds, government treasury securities, mortgage and asset-backed securities, commercial paper, and certificates of deposit. As of December 29, 2013, approximately $1.1 billion of cash and investments was held in foreign subsidiaries.
Borrowing Capacity
In December 2013, we issued $400 million of 3-year 0.875% Senior Notes ("the 2014 3-year notes") due December 2016, and $350 million of 5-year 2.000% Senior Notes ("the 2014 5-year notes") due December 2018, in an underwritten registered public offering, to fund a portion of the payment required by the arbitration award in the Kraft litigation matter. The remaining net proceeds will be used for general corporate purposes, which may include business expansion, payment of cash dividends on Starbucks common stock, the repurchase of common stock under the company's ongoing share repurchase program, or financing of possible acquisitions. Interest on the notes is payable semi-annually on June 5 and December 5 of each year, commencing on June 5, 2014.
Note 6, Debt, to the condensed consolidated financial statements provides details on all of our issued and outstanding long-term debt.

The indentures under which our long-term debt was issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 29, 2013, we were in compliance with each of these covenants.
Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on February 5, 2018. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for US dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 29, 2013, we were in compliance with each of these covenants.
Under our commercial paper program, as approved by our Board of Directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $729 million under our commercial paper program (the $750 million committed credit facility amount, less $21 million in outstanding letters of credit). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During the first quarter of fiscal 2014, we issued commercial paper to fund a portion of the $2.8 billion payment for the Kraft arbitration matter. The largest amount of commercial paper outstanding during the first quarter was $225 million and no amounts were outstanding as of December 29, 2013. During fiscal 2013, there were no borrowings under the credit facility or commercial paper programs. As of December 29, 2013 and September 29, 2013, a total of $21 million in letters of credit were outstanding under the credit facility.

Use of Cash
In the first quarter of fiscal 2014, Starbucks paid all amounts due to Kraft under the arbitration, including prejudgment interest and attorneys' fees, and fully extinguished the litigation charge liability. Of the $2,784.1 million litigation charge accrued in the fourth quarter of fiscal 2013, $2,763.9 million was paid and the remainder was released as a litigation credit to reflect a reduction to our estimated prejudgment interest payable as a result of paying our obligation earlier than anticipated.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of December 29, 2013 to be indefinitely reinvested and, accordingly, no US income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US we would be subject to additional US income taxes, which could be material. We do not believe it is practical to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
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
Other than normal operating expenses, cash requirements for the remainder of fiscal 2014 are expected to consist primarily of capital expenditures for remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; new company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2014 are expected to be approximately $1.2 billion.
During the first quarter of fiscal 2014, Starbucks Board of Directors declared a quarterly cash dividend to shareholders of $0.26 per share to be paid on February 21, 2014 to shareholders of record as of the close of business on February 6, 2014. Starbucks repurchased 0.6 million shares of common stock ($46.7 million) during the first quarter of fiscal 2014 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of December 29, 2013 totaled 25.8 million.
Cash Flows
Cash used by operating activities was $1.4 billion for the first quarter of fiscal 2014, compared to cash provided by operating activities of $1.1 billion for the same period in fiscal 2013. The decrease was driven by the first quarter payment of $2.8 billion for the Kraft arbitration matter discussed above. This was partially offset by cash provided by operating activities of $1.4 billion resulting from increased earnings and improvements in working capital accounts.
Cash used by investing activities for the first quarter of fiscal 2014 totaled $193.3 million, compared to cash provided by investing activities of $28.7 million for the same period in fiscal 2013. The decline was primarily due to increased investment into long-term securities during the quarter, partially offset by sales of short-term securities used to partially fund the payment to Kraft.
Cash provided by financing activities for the first quarter of fiscal 2014 totaled $568.9 million, compared to cash used by financing activities of $434.0 million for the same period in fiscal 2013. The increase was primarily due to the proceeds from the issuance of long-term debt in the first quarter of fiscal 2014 and decreased share repurchases compared to the first quarter of fiscal 2013.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $10.0 billion in total contractual obligations as of September 29, 2013. Other than the items discussed below, there have been no material changes to this total obligation during the period covered by this 10-Q outside of the ordinary course of our business.

In the first quarter of fiscal 2014, we issued $750 million of debt, as described in Note 6 to the condensed consolidated financial statements. In addition, the $2.8 billion that was accrued for the Kraft arbitration matter as of September 29, 2013 was removed from total contractual obligations, as this obligation was fully extinguished in the first quarter of fiscal 2014.
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
Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season in December. Notwithstanding the $2.8 billion cash payment in the first quarter of 2014 related to the Kraft arbitration matter, our cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During the first quarter of fiscal 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 29, 2013).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases of our common stock during the quarter ended December 29, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
September 30, 2013 — October 27, 2013	—	$—	—	26,359,511
October 28, 2013 — November 24, 2013	—	—	—	26,359,511
November 25, 2013 — December 29, 2013	605,091	77.25	605,091	25,754,420
Total	605,091	$77.25	605,091

(1)	Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2014.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On November 3, 2011, we publicly announced the authorization of up to an additional 20 million shares, and on November 15, 2012, we publicly announced the authorization of up to an additional 25 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1

3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	10-K	0-20322	11/16/2012	3.2

4.1	Third Supplemental Indenture, dated as of December 5, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (0.875% Senior Notes due 2016 and 2.000% Senior Notes due 2018)	8-K	0-20322	12/5/2013	4.2

4.2	Form of 0.875% Senior Notes due December 5, 2016	8-K	0-20322	12/5/2013	4.3

4.3	Form of 2.000% Senior Notes due December 5, 2018	8-K	0-20322	12/5/2013	4.4

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended December 29, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 28, 2014

STARBUCKS CORPORATION

By:	/s/ Troy Alstead
Troy Alstead
chief financial officer and group
president, Global Business Services
Signing on behalf of the registrant and as principal financial officer