Form 10-Q
period 2014-03-30
STARBUCKS CORP
filed 2014-04-29
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 23, 2014
Common Stock, par value $0.001 per share	752.8 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Net revenues:
Company-operated stores	$3,068.0	$2,807.7	$6,411.8	$5,797.3
Licensed stores	356.2	322.1	758.0	672.2
CPG, foodservice and other	449.6	419.8	943.6	873.2
Total net revenues	3,873.8	3,549.6	8,113.4	7,342.7
Cost of sales including occupancy costs	1,629.2	1,530.4	3,424.2	3,151.1
Store operating expenses	1,134.5	1,038.4	2,309.6	2,127.9
Other operating expenses	110.9	105.8	225.8	231.9
Depreciation and amortization expenses	174.4	153.1	344.1	302.0
General and administrative expenses	240.6	230.3	483.2	462.2
Litigation charge/(credit)	—	—	(20.2)	—
Total operating expenses	3,289.6	3,058.0	6,766.7	6,275.1
Income from equity investees	59.9	52.5	111.0	107.0
Operating income	644.1	544.1	1,457.7	1,174.6
Interest income and other, net	17.8	50.8	37.6	48.0
Interest expense	(16.7)	(6.1)	(31.3)	(12.7)
Earnings before income taxes	645.2	588.8	1,464.0	1,209.9
Income taxes	218.3	198.1	496.4	386.8
Net earnings including noncontrolling interests	426.9	390.7	967.6	823.1
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	0.3	—	0.6
Net earnings attributable to Starbucks	$427.0	$390.4	$967.6	$822.5
Earnings per share - basic	$0.57	$0.52	$1.28	$1.10
Earnings per share - diluted	$0.56	$0.51	$1.26	$1.08
Weighted average shares outstanding:
Basic	755.2	749.1	755.0	747.6
Diluted	764.6	761.3	765.4	761.3
Cash dividends declared per share	$0.26	$0.21	$0.52	$0.42
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Net earnings including noncontrolling interests	$426.9	$390.7	$967.6	$823.1
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	1.1	—	(0.9)	—
Tax (expense)/benefit	(0.4)	—	0.4	—
Unrealized gains/(losses) on cash flow hedging instruments	8.1	(3.8)	19.9	(20.7)
Tax (expense)/benefit	(2.1)	(0.1)	(6.0)	0.3
Unrealized gains/(losses) on net investment hedging instruments	(3.9)	11.7	5.9	26.4
Tax (expense)/benefit	1.4	(4.3)	(2.2)	(9.7)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges and available-for-sale securities	(2.2)	10.3	5.4	16.1
Tax expense/(benefit)	1.0	(0.8)	0.9	(1.4)
Translation adjustment	7.7	(35.7)	(22.7)	(49.7)
Tax (expense)/benefit	(15.1)	(6.5)	(3.4)	(1.3)
Other comprehensive income/(loss)	(4.4)	(29.2)	(2.7)	(40.0)
Comprehensive income including noncontrolling interests	422.5	361.5	964.9	783.1
Comprehensive income/(loss) attributable to noncontrolling interests	(0.1)	0.3	—	0.6
Comprehensive income attributable to Starbucks	$422.6	$361.2	$964.9	$782.5

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Mar 30, 2014	Sep 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,190.3	$2,575.7
Short-term investments	299.2	658.1
Accounts receivable, net	590.0	561.4
Inventories	954.7	1,111.2
Prepaid expenses and other current assets	286.1	287.7
Deferred income taxes, net	258.7	277.3
Total current assets	3,579.0	5,471.4
Long-term investments	449.8	58.3
Equity and cost investments	512.8	496.5
Property, plant and equipment, net	3,278.1	3,200.5
Deferred income taxes, net	943.4	967.0
Other assets	195.9	185.3
Other intangible assets	277.2	274.8
Goodwill	860.8	862.9
TOTAL ASSETS	$10,097.0	$11,516.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$472.6	$491.7
Accrued litigation charge	—	2,784.1
Accrued liabilities	1,260.1	1,269.3
Insurance reserves	184.5	178.5
Deferred revenue	816.3	653.7
Total current liabilities	2,733.5	5,377.3
Long-term debt	2,048.0	1,299.4
Other long-term liabilities	368.4	357.7
Total liabilities	5,149.9	7,034.4
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 754.1 shares and 753.2 shares, respectively	0.8	0.8
Additional paid-in capital	174.6	282.1
Retained earnings	4,705.4	4,130.3
Accumulated other comprehensive income	64.3	67.0
Total shareholders’ equity	4,945.1	4,480.2
Noncontrolling interest	2.0	2.1
Total equity	4,947.1	4,482.3
TOTAL LIABILITIES AND EQUITY	$10,097.0	$11,516.7
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$967.6	$823.1
Adjustments to reconcile net earnings to net cash (used)/provided by operating activities:
Depreciation and amortization	364.2	318.1
Deferred income taxes, net	36.1	(6.9)
Income earned from equity method investees, net of distributions	(20.8)	(15.9)
Gain resulting from sale of equity in joint venture	—	(35.2)
Stock-based compensation	91.6	70.9
Other	11.4	11.2
Cash (used)/provided by changes in operating assets and liabilities:
Accounts receivable	(28.6)	(25.2)
Inventories	156.2	138.6
Accounts payable	(9.6)	(37.2)
Accrued litigation charge	(2,763.9)	—
Accrued liabilities and insurance reserves	54.2	(36.9)
Deferred revenue	162.5	154.0
Prepaid expenses, other current assets and other assets	(4.4)	13.9
Net cash (used)/provided by operating activities	(983.5)	1,372.5
INVESTING ACTIVITIES:
Purchase of investments	(974.9)	(119.9)
Sales, maturities and calls of investments	943.9	569.9
Acquisitions, net of cash acquired	—	(568.8)
Additions to property, plant and equipment	(503.6)	(484.9)
Other	(14.4)	(9.3)
Net cash used by investing activities	(549.0)	(613.0)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	748.5	—
Principal payments on long-term debt	—	(35.2)
Proceeds from issuance of common stock	89.5	141.0
Excess tax benefit on share-based awards	87.3	193.2
Cash dividends paid	(392.3)	(313.5)
Repurchase of common stock	(290.1)	(588.1)
Minimum tax withholdings on share-based awards	(76.0)	(119.9)
Other	(9.5)	4.0
Net cash provided/(used) by financing activities	157.4	(718.5)
Effect of exchange rate changes on cash and cash equivalents	(10.3)	(6.4)
Net (decrease)/increase in cash and cash equivalents	(1,385.4)	34.6
CASH AND CASH EQUIVALENTS:
Beginning of period	2,575.7	1,188.6
End of period	$1,190.3	$1,223.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$17.4	$17.2
Income taxes	$314.8	$238.1
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of March 30, 2014, and for the quarter and two quarters ended March 30, 2014 and March 31, 2013, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended March 30, 2014 and March 31, 2013 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and two quarters ended March 30, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2014 ("fiscal 2014").
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

Correction of an Immaterial Error
Effective at the beginning of fiscal 2014, we reclassified certain fees related to our US and Seattle's Best Coffee foodservice operations in our Channel Development segment and All Other Segments, respectively, from other operating expenses to foodservice revenues included in CPG, foodservice and other net revenues in our consolidated statements of earnings. This reclassification results from a correction of an error in our prior period financial statements which we have determined to be immaterial. In order to align prior period classifications with the current period presentation, the historical consolidated financial statements have been corrected, resulting in reclassifications of $25.4 million and $22.7 million for fiscal years 2013 and 2012, respectively. The reclassifications for the quarter and two quarters ended March 31, 2013 were $6.3 million and $12.7 million, respectively. The consolidated statements of earnings as corrected are presented below (in millions):

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
Note 2: Derivative Financial Instruments
Interest Rates
Depending on market conditions, we enter into interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to anticipated debt issuances. These agreements are cash settled at the time of the pricing of the related debt. The effective portion of the derivative's gain or loss is recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified to interest expense over the life of the related debt.

Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to revenue or cost of sales when the hedged exposure affects net earnings.
We also enter into forward contracts to hedge the foreign currency exposure of our net investment in certain of our equity method investees. The effective portion of the derivative's gain or loss is recorded in AOCI and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
To mitigate the translation risk of certain balance sheet items, we enter into foreign currency swap contracts that are not designated as hedging instruments. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency denominated payables and receivables; both are recorded in net interest income and other.
Commodities
Depending on market conditions, we enter into coffee futures contracts and collars (the combination of a purchased call option and a sold put option) to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 4, Inventories. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to cost of sales when the hedged exposure affects net earnings.
To mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel, we enter into dairy futures and collars, as well as diesel fuel swap contracts that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in net interest income and other. Gains and losses from dairy futures largely offset price fluctuations on our dairy purchases, which are included in cost of sales. Gains and losses from diesel fuel swaps largely offset the financial impact of diesel fuel fluctuations on our shipping costs, which are included in operating expenses.
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Mar 30, 2014	Sep 29, 2013
Cash Flow Hedges:
Interest rates	$38.0	$41.4	$3.2
Foreign currency	10.3	(0.3)	6.0	34
Coffee	(1.5)	(12.2)	(1.9)	17
Net Investment Hedges:
Foreign currency	(9.2)	(12.9)		36
Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions)

	Quarter Ended				Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Cash Flow Hedges:
Interest rates	$—	$—	$1.3	$—	$0.5	$—	$2.5	$—
Foreign currency	7.0	1.8	2.1	1.2	18.6	6.4	3.3	0.6
Coffee	1.1	(5.6)	(0.9)	(11.1)	0.8	(27.1)	(10.9)	(16.3)
Net Investment Hedges:
Foreign currency	(3.9)	11.7	—	—	5.9	26.4	—	—

Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Foreign currency	$(0.1)	$3.3	$(1.0)	$2.2
Coffee	—	0.6	—	(2.1)
Dairy	7.4	(1.1)	11.9	(2.6)
Diesel fuel	—	0.1	—	0.1
Notional amounts of outstanding derivative contracts (in millions):

	Mar 30, 2014	Sep 29, 2013
Foreign currency	$512	$452
Coffee	37	—
Dairy	21	38
Diesel fuel	18	17

Note 3:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Mar 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,190.3	$1,190.3	$—	$—
Short-term investments:
Available-for-sale securities
Commercial paper	4.0	—	4.0	—
Corporate debt securities	16.3	—	16.3	—
Foreign government obligations	6.4	—	6.4	—
US government treasury securities	44.0	44.0	—	—
State and local government obligations	14.4	—	14.4	—
Short-term bond funds	80.1	80.1	—	—
Certificates of deposit	63.8	—	63.8	—
Total available-for-sale securities	229.0	124.1	104.9	—
Trading securities	70.2	70.2	—	—
Total short-term investments	299.2	194.3	104.9	—
Prepaid expenses and other current assets:
Derivative assets	27.7	5.2	22.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	9.2	—	9.2	—
Corporate debt securities	196.8	—	196.8	—
Auction rate securities	13.5	—	—	13.5
Foreign government obligations	4.0	—	4.0	—
US government treasury securities	148.9	148.9	—	—
State and local government obligations	6.9	—	6.9	—
Mortgage and asset-backed securities	70.5	—	70.5	—
Total long-term investments	449.8	148.9	287.4	13.5
Other assets:
Derivative assets	11.8	—	11.8	—
Total	$1,978.8	$1,538.7	$426.6	$13.5
Liabilities:
Accrued liabilities:
Derivative liabilities	$0.4	$0.2	$0.2	$—
Other long-term liabilities:
Derivative liabilities	0.2	—	0.2	—
Total	$0.6	$0.2	$0.4	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,575.7	$2,575.7	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	20.0	—	20.0	—
Commercial paper	127.0	—	127.0	—
Corporate debt securities	57.5	—	57.5	—
Government treasury securities	352.9	352.9	—	—
Certificates of deposit	34.1	—	34.1	—
Total available-for-sale securities	591.5	352.9	238.6	—
Trading securities	66.6	66.6	—	—
Total short-term investments	658.1	419.5	238.6	—
Prepaid expenses and other current assets:
Derivative assets	12.5	—	12.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.1	—	8.1	—
Corporate debt securities	36.8	—	36.8	—
Auction rate securities	13.4	—	—	13.4
Total long-term investments	58.3	—	44.9	13.4
Other assets:
Derivative assets	11.4	—	11.4	—
Total	$3,316.0	$2,995.2	$307.4	$13.4
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.5	$—	$3.5	$—
Other long-term liabilities:
Derivative liabilities	0.5	—	0.5	—
Total	$4.0	$—	$4.0	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. In the second quarter of fiscal 2014, we revised the classification of coffee and dairy futures from Level 2 to Level 1, as we use quoted prices in active markets for identical assets to determine fair value. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of March 30, 2014 and September 29, 2013.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the the quarter and two quarters ended March 30, 2014 and March 31, 2013, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 6, Debt.

Note 4:	Inventories

(in millions)	Mar 30, 2014	Sep 29, 2013	Mar 31, 2013
Coffee:
Unroasted	$400.0	$493.0	$590.4
Roasted	189.5	235.4	214.3
Other merchandise held for sale	210.1	243.3	200.7
Packaging and other supplies	155.1	139.5	119.1
Total	$954.7	$1,111.2	$1,124.5
Other merchandise held for sale includes, among other items, tea and serveware. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of March 30, 2014, we had committed to purchasing green coffee totaling $534 million under fixed-price contracts and an estimated $560 million under price-to-be-fixed contracts. As of March 30, 2014, approximately $33 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts and approximately $4 million were price-protected through the use of collar instruments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 5:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Mar 30, 2014	Sep 29, 2013
Land	$46.9	$47.0
Buildings	277.9	259.6
Leasehold improvements	4,611.1	4,431.6
Store equipment	1,412.3	1,353.9
Roasting equipment	415.4	397.9
Furniture, fixtures and other	1,007.8	949.7
Work in progress	347.3	342.4
Property, plant and equipment, gross	8,118.7	7,782.1
Less accumulated depreciation	(4,840.6)	(4,581.6)
Property, plant and equipment, net	$3,278.1	$3,200.5

Accrued Liabilities	Mar 30, 2014	Sep 29, 2013
Accrued compensation and related costs	$379.1	$420.2
Accrued occupancy costs	114.6	120.7
Accrued taxes	133.6	125.0
Accrued dividend payable	196.1	195.8
Other	436.7	407.6
Total accrued liabilities	$1,260.1	$1,269.3

Note 6:	Debt
In December 2013, we issued $400 million of 3-year 0.875% Senior Notes ("the 2014 3-year notes") due December 2016, and $350 million of 5-year 2.000% Senior Notes ("the 2014 5-year notes") due December 2018, in an underwritten registered public offering. Interest on both of these notes is payable semi-annually on June 5 and December 5 of each year, commencing on June 5, 2014.

Components of long-term debt including the associated interest rates and related fair values (in millions, except interest rates):

		Mar 30, 2014		Sep 29, 2013		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Due Date	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2014 3-year notes	December 2016	$400.0	$400.0	$—	$—	0.875%	0.941%
2007 notes	August 2017	550.0	636.0	550.0	644.0	6.250%	6.292%
2014 5-year notes	December 2018	350.0	349.0	—	—	2.000%	2.012%
2013 notes	October 2023	750.0	770.0	750.0	762.0	3.850%	2.860%
Total		2,050.0	2,155.0	1,300.0	1,406.0
Aggregate unamortized discount		2.0		0.6
Total		$2,048.0		$1,299.4

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 30, 2014, we were in compliance with all applicable covenants.
Note 7: Equity
Changes in total equity (in millions):

	Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013
Beginning balance of total equity	$4,482.3	$5,114.5
Net earnings including noncontrolling interests	967.6	823.1
Other comprehensive income/(loss)	(2.7)	(40.0)
Stock-based compensation expense	92.6	71.9
Exercise of stock options/vesting of RSUs	90.0	205.2
Sale of common stock	11.0	10.2
Repurchase of common stock	(301.2)	(544.1)
Cash dividends declared	(392.5)	(313.3)
Ending balance of total equity	$4,947.1	$5,327.5

Changes in accumulated other comprehensive income ("AOCI") by component, for the quarter and two quarters ended March 30, 2014, net of tax:
Quarter Ended

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
Net gains/(losses) in AOCI at December 29, 2013	$(1.7)	$42.2	$(6.7)	$34.9	$68.7
Net gains/(losses) recognized in OCI before reclassifications	0.7	6.0	(2.5)	(7.4)	(3.2)
Net (gains)/losses reclassified from AOCI to earnings	0.2	(1.4)	—	—	(1.2)
Other comprehensive income/(loss)	0.9	4.6	(2.5)	(7.4)	(4.4)
Net gains/(losses) in AOCI at March 30, 2014	$(0.8)	$46.8	$(9.2)	$27.5	$64.3

Two Quarters Ended

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
Net gains/(losses) in AOCI at September 29, 2013	$(0.5)	$26.8	$(12.9)	$53.6	$67.0
Net gains/(losses) recognized in OCI before reclassifications	(0.5)	13.9	3.7	(26.1)	(9.0)
Net (gains)/losses reclassified from AOCI to earnings	0.2	6.1	—	—	6.3
Other comprehensive income/(loss)	(0.3)	20.0	3.7	(26.1)	(2.7)
Net gains/(losses) in AOCI at March 30, 2014	$(0.8)	$46.8	$(9.2)	$27.5	$64.3

Impact of reclassifications from AOCI on the consolidated statements of earnings related to cash flow hedges for the quarter and two quarters ended March 30, 2014:
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI (in millions)	Affected Line Item in the Statements of Earnings
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.3	Interest expense
Foreign currency hedges	1.3	Revenue
Foreign currency/coffee hedges	(0.1)	Cost of sales including occupancy costs
	2.5	Total before tax
	(1.1)	Tax (expense)/benefit
	$1.4	Net of tax

Two Quarters Ended

AOCI Components	Amounts Reclassified from AOCI (in millions)	Affected Line Item in the Statements of Earnings
Gains/(losses) on cash flow hedges
Interest rate hedges	$2.5	Interest expense
Foreign currency hedges	2.3	Revenue
Foreign currency / coffee hedges	(9.9)	Cost of sales including occupancy costs
	(5.1)	Total before tax
	(1.0)	Tax (expense)/benefit
	$(6.1)	Net of tax

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 30, 2014.
We repurchased 4.1 million shares of common stock at a total cost of $301.2 million, and 10.8 million shares at a total cost of $544.1 million for the two quarters ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014, 22.3 million shares remained available for repurchase under current authorizations.

During the second quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend to shareholders of $0.26 per share to be paid on May 23, 2014 to shareholders of record as of the close of business on May 8, 2014.

Note 8:	Employee Stock Plans
As of March 30, 2014, there were 56.2 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 7.6 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Options	$9.7	$7.9	$22.5	$19.8
Restricted Stock Units (“RSUs”)	34.1	25.6	69.1	51.1
Total stock-based compensation	$43.8	$33.5	$91.6	$70.9
Stock option and RSU transactions from September 29, 2013 through March 30, 2014 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2013	22.0	5.8
Granted	3.0	2.4
Options exercised/RSUs vested	(3.2)	(2.5)
Forfeited/expired	(0.3)	(0.4)
Options outstanding/Nonvested RSUs, March 30, 2014	21.5	5.3
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 30, 2014	$51.9	$153.0

Note 9:     Earnings Per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Net earnings attributable to Starbucks	$427.0	$390.4	$967.6	$822.5
Weighted average common shares outstanding (for basic calculation)	755.2	749.1	755.0	747.6
Dilutive effect of outstanding common stock options and RSUs	9.4	12.2	10.4	13.7
Weighted average common and common equivalent shares outstanding (for diluted calculation)	764.6	761.3	765.4	761.3
EPS — basic	$0.57	$0.52	$1.28	$1.10
EPS — diluted	$0.56	$0.51	$1.26	$1.08
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 2.8 million and less than 0.1 million as of March 30, 2014 and March 31, 2013, respectively.

Note 10:	Commitments and Contingencies

Legal Proceedings
On November 12, 2013, the arbitrator in our arbitration with Kraft Foods Global, Inc. (now known as Kraft Foods Group, Inc.) (“Kraft”) ordered Starbucks to pay Kraft $2,227.5 million in damages plus prejudgment interest and attorneys' fees. We estimated prejudgment interest, which included an accrual through the estimated payment date, and attorneys' fees to be approximately $556.6 million. As a result, we recorded a litigation charge of $2,784.1 million in our fiscal 2013 operating results.
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
Starbucks is party to various other legal proceedings arising in the ordinary course of business, including, at times, certain employment litigation cases that have been certified as class or collective actions, but is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Note 11: Segment Reporting
Segment information is prepared on the same basis that our ceo, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments for the quarter and two quarters ended March 30, 2014 and March 31, 2013, including reclassifications resulting from the correction of the immaterial error discussed in Note 1. The reclassifications for fiscal years 2013 and 2012 were $21.8 million and $19.2 million for the Channel Development segment, respectively, and $3.6 million and $3.5 million for All Other Segments, respectively. The reclassifications for the quarter and two quarters ended March 31, 2013 were $5.4 million and $10.9 million for the Channel Development segment, respectively, and $0.9 million and $1.8 million for All Other Segments, respectively.

Quarter Ended

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
March 30, 2014
Total net revenues	$2,808.8	$309.9	$265.3	$370.4	$119.4	$3,873.8
Depreciation and amortization expenses	114.8	14.8	11.8	0.4	3.7	145.5
Income from equity investees	—	1.1	37.4	21.4	—	59.9
Operating income/(loss)	605.6	17.7	87.0	127.3	(7.8)	829.8

March 31, 2013
Total net revenues	$2,604.1	$273.2	$213.6	$338.1	$120.6	$3,549.6
Depreciation and amortization expenses	105.6	13.7	8.5	0.3	3.4	131.5
Income from equity investees	2.4	—	30.8	19.3	—	52.5
Operating income/(loss)	549.7	5.2	68.3	94.1	(4.1)	713.2

Two Quarters Ended

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
March 30, 2014
Total net revenues	$5,881.7	$649.5	$532.2	$771.5	$278.5	$8,113.4
Depreciation and amortization expenses	227.1	29.4	22.0	0.8	7.3	286.6
Income from equity investees	—	1.9	70.5	38.6	—	111.0
Operating income	1,337.6	51.2	168.0	246.2	6.1	1,809.1

March 31, 2013
Total net revenues	$5,444.7	$579.3	$427.7	$712.5	$178.5	$7,342.7
Depreciation and amortization expenses	211.0	27.9	15.9	0.6	4.3	259.7
Income from equity investees	2.4	—	64.9	39.7	—	107.0
Operating income/(loss)	1,139.8	27.5	140.4	191.0	(8.2)	1,490.5

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Total segment operating income	$829.8	$713.2	$1,809.1	$1,490.5
Unallocated corporate operating expenses	(185.7)	(169.1)	(351.4)	(315.9)
Consolidated operating income	644.1	544.1	1,457.7	1,174.6
Interest income and other, net	17.8	50.8	37.6	48.0
Interest expense	(16.7)	(6.1)	(31.3)	(12.7)
Earnings before income taxes	$645.2	$588.8	$1,464.0	$1,209.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Starbucks second quarter results reflect improvements across all segments. Consolidated total net revenues increased 9% to $3.9 billion, driven by global comparable store sales growth of 6%. Consolidated operating income increased $100 million, or 18%, to $644 million. Operating margin expanded across all reportable segments, contributing to a consolidated operating margin of 16.6%, reflecting growth of 130 basis points over the prior year quarter. Earnings per share of $0.56 increased 10% over the prior year quarter earnings per share of $0.51, which included a $0.03 per share gain on the sale of our equity interest in our Mexico joint venture operations.
The Americas segment continued its solid performance in the second quarter, growing revenues by 8% to $2.8 billion, primarily driven by comparable store sales growth of 6%, comprised of a 3% increase in average ticket and a 2% increase in number of transactions. Successful promotional beverages and expanded food offerings, including the rollout of our La Boulange™ food platform in the US, contributed to the growth in comparable store sales. Operating margin expanded 50 basis points to 21.6%, primarily due to lower commodity costs, mainly coffee. Looking forward, we expect to continue to drive revenue growth and margin expansion through new stores and expanded product offerings. We plan to continue elevating our food program, in part with the completion of the rollout of La Boulange™ bakery items in our US stores and enhancements to our lunch options.
In the EMEA segment, the combination of solid company-operated and licensed store growth drove increased revenues and profitability. Revenues grew 13% to $310 million, driven by favorable foreign currency exchange and comparable store sales growth of 6%, the highest growth in the region in fourteen quarters. Incremental revenues from 168 net new licensed store openings over the past year also contributed. Sales leverage, largely driven by our strategic portfolio shift to higher margin licensed stores, and continued cost management drove the increase in operating margin of 380 basis points over the prior year quarter, to 5.7%. We expect continued disciplined licensed store expansion and a focus on the customer experience in this region will result in improved operating performance as we progress on our plan towards mid-teens operating margin over time.

The China/Asia Pacific segment leveraged strong sales in the quarter to offset the unfavorable margin impact of the portfolio shift toward more company-operated stores in this segment. New store growth, along with a 7% increase in comparable store sales, drove a 24% increase in revenues to $265 million. The 7% growth in comparable store sales was driven by an increase in number of transactions. Operating income grew 27% to $87 million, while operating margin expanded 80 basis points to 32.8%, primarily driven by sales leverage. We expect this segment will become a more meaningful contributor to overall company profitability in the future, as we look forward to continued new store openings and establishing China as our largest market outside of the US.
Channel Development segment revenues grew 10% for the quarter to $370 million, primarily due to increased sales of premium single serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs. Operating income grew $33 million, or 35%, to $127 million. Operating margin increased 660 basis points to 34.4% for the second quarter of fiscal 2014, primarily driven by lower coffee costs and sales leverage. As we continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single serve category, we expect this segment to become a more significant contributor to future growth.
Fiscal 2014 — Financial Outlook for the Year
For fiscal year 2014, we expect revenue growth will be driven by mid-single digit comparable store sales growth, new store openings, and continued growth in the Channel Development business. Approximately one-half of new store openings will be in China / Asia Pacific, with the remaining half coming primarily from the Americas.
We expect full-year consolidated operating margin improvement of 175 to 200 basis points over fiscal 2013 and strong EPS growth when excluding the Kraft litigation charge and gains from the sales of our equity in our Mexico, Chile and Argentina joint ventures in fiscal 2013.
Comparable Store Sales
Starbucks comparable store sales for the second quarter and the first two quarters of fiscal 2014:

	Quarter Ended Mar 30, 2014			Two Quarters Ended Mar 30, 2014
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	6%	3%	3%	6%	3%	2%
Americas	6%	2%	3%	5%	3%	2%
EMEA	6%	5%	1%	5%	4%	1%
China/Asia Pacific	7%	7%	—%	7%	7%	1%
Our comparable store sales represent the growth in revenue from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.
Results of Operations (in millions)
Revenues

	Quarter Ended			Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	% Change	Mar 30, 2014	Mar 31, 2013	% Change
Company-operated stores	$3,068.0	$2,807.7	9.3%	$6,411.8	$5,797.3	10.6%
Licensed stores	356.2	322.1	10.6	758.0	672.2	12.8
CPG, foodservice and other	449.6	419.8	7.1	943.6	873.2	8.1
Total net revenues	$3,873.8	$3,549.6	9.1%	$8,113.4	$7,342.7	10.5%
Total net revenues for the second quarter and the first two quarters of fiscal 2014 increased $324 million and $771 million, respectively, primarily due to increased revenues from company-operated stores (contributing $260 million and $614 million, respectively). An increase in comparable store sales was the primary driver of the increase in company-operated store revenues (approximately 6% for both periods, or $152 million for the second quarter and $312 million for the first two quarters). Also contributing to net revenue growth for both periods were incremental revenues from 551 net new Starbucks® company-operated store openings over the past 12 months (approximately $127 million for the second quarter and $253 million for the first two quarters).

Licensed store revenue growth also contributed to the increase in total net revenues for the second quarter and the first two quarters of fiscal 2014 (approximately $34 million for the second quarter and $86 million for the first two quarters). The increase for both periods was primarily due to increased product sales to and royalty revenues from our licensees, as a result of improved comparable store sales and the opening of 1,054 net new licensed stores over the past 12 months.
CPG, foodservice and other revenues increased $30 million and $70 million for the second quarter and the first two quarters of fiscal 2014, respectively. These increases were primarily due to increased sales of premium single serve products (approximately $23 million and $48 million, respectively).
Operating Expenses

	Quarter Ended				Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$1,629.2	$1,530.4	42.1%	43.1%	$3,424.2	$3,151.1	42.2%	42.9%
Store operating expenses	1,134.5	1,038.4	29.3	29.3	2,309.6	2,127.9	28.5	29.0
Other operating expenses	110.9	105.8	2.9	3.0	225.8	231.9	2.8	3.2
Depreciation and amortization expenses	174.4	153.1	4.5	4.3	344.1	302.0	4.2	4.1
General and administrative expenses	240.6	230.3	6.2	6.5	483.2	462.2	6.0	6.3
Litigation charge/(credit)	—	—	—	—	(20.2)	—	(0.2)	—
Total operating expenses	3,289.6	3,058.0	84.9	86.2	6,766.7	6,275.1	83.4	85.5
Income from equity investees	59.9	52.5	1.5	1.5	111.0	107.0	1.4	1.5
Operating income	$644.1	$544.1	16.6%	15.3%	$1,457.7	$1,174.6	18.0%	16.0%
Store operating expenses as a % of related revenues			37.0%	37.0%			36.0%	36.7%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 100 basis points and 70 basis points for the second quarter and first two quarters of fiscal 2014, respectively, primarily driven by lower commodity costs (approximately 100 basis points for the second quarter and 90 basis points for the first two quarters), mainly coffee.
Store operating expenses as a percentage of total net revenues were flat for the second quarter and decreased 50 basis points for the first two quarters of fiscal 2014. Store operating expenses as a percentage of company-operated store revenues were flat for the second quarter and decreased 70 basis points for the first two quarters of fiscal 2014. The decrease for the first two quarters of fiscal 2014 was primarily driven by higher litigation charges in the first quarter of the prior year period (approximately 40 basis points) and a decrease in marketing (approximately 20 basis points), largely due to lapping the prior year launch of the Verismo® system by Starbucks in company-operated stores.
Other operating expenses as a percentage of total net revenues decreased 10 basis points for the second quarter and 40 basis points for the first two quarters of fiscal 2014. Excluding the impact of company-operated store revenues, other operating expenses decreased 50 basis points for the second quarter and 170 basis points for the first two quarters of fiscal 2014, primarily due to decreased marketing (approximately 20 basis points for the second quarter and 60 basis points for the first two quarters). The decrease for the first two quarters of fiscal 2014 was primarily attributable to the timing of product launches in Channel Development. Sales leverage from licensed store revenue growth (approximately 20 basis points for the second quarter and 30 basis points for the first two quarters) also contributed to the decreases.
General and administrative expenses as a percentage of total net revenues decreased 30 basis points for both the second quarter and the first two quarters of fiscal 2014. The decrease for the second quarter was primarily due to increased sales leverage. The decrease for the first two quarters was primarily due to lapping our leadership conference held in the first quarter of the prior year period.
The $20.2 million litigation credit (contributing approximately 20 basis points for the first two quarters of fiscal 2014) reflects a reduction to our estimated prejudgment interest payable associated with the Kraft arbitration in the first quarter of fiscal 2014, as a result of paying our obligation earlier than anticipated. The $2.8 billion litigation charge was accrued in the fourth quarter of fiscal 2013 and fully extinguished in the first quarter of fiscal 2014.

The combination of these changes resulted in an overall increase in operating margin of 130 basis points for the second quarter and 200 basis points for the first two quarters of fiscal 2014.
Other Income and Expenses

	Quarter Ended				Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$644.1	$544.1	16.6%	15.3%	$1,457.7	$1,174.6	18.0%	16.0%
Interest income and other, net	17.8	50.8	0.5	1.4	37.6	48.0	0.5	0.7
Interest expense	(16.7)	(6.1)	(0.4)	(0.2)	(31.3)	(12.7)	(0.4)	(0.2)
Earnings before income taxes	645.2	588.8	16.7	16.6	1,464.0	1,209.9	18.0	16.5
Income taxes	218.3	198.1	5.6	5.6	496.4	386.8	6.1	5.3
Net earnings including noncontrolling interests	426.9	390.7	11.0	11.0	967.6	823.1	11.9	11.2
Net earnings attributable to noncontrolling interests	(0.1)	0.3	—	—	—	0.6	—	—
Net earnings attributable to Starbucks	$427.0	$390.4	11.0%	11.0%	$967.6	$822.5	11.9%	11.2%
Effective tax rate including noncontrolling interests			33.8%	33.6%			33.9%	32.0%
For the second quarter and first two quarters of fiscal 2014, net interest income and other decreased $33 million and $10 million, respectively. These decreases were primarily due to lapping the gain on the sale of our equity in the joint venture that operates Starbucks® stores in Mexico in the prior year quarter (approximately $35 million). Also contributing to the decreases were unrealized losses on our trading securities portfolio (approximately $14 million for the second quarter and $10 million for the first two quarters), partially offset by favorable mark-to-market adjustments from derivatives used to manage our risk of commodity price fluctuations (approximately $8 million for the second quarter and $17 million for the first two quarters).
Interest expense increased $11 million for the second quarter and $19 million for the first two quarters of fiscal 2014, respectively, due to interest on the long-term debt we issued in the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013.
The effective tax rate for the quarter ended March 30, 2014 was 33.8% compared to 33.6% for the same quarter in fiscal 2013. The slight increase in the rate was driven by the release of a capital loss valuation allowance in the prior year period. The effective tax rate for the two quarters ended March 30, 2014 was 33.9% compared to 32.0% for the same period in fiscal 2013. The increase in the rate for the first two quarters of fiscal 2014 was primarily due to lapping the recognition of a net tax benefit in the first quarter of fiscal 2013 primarily from state income tax expense adjustments for returns filed in prior years.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
			% of Americas Net Revenues				% of Americas Net Revenues
Total net revenues	$2,808.8	$2,604.1			$5,881.7	$5,444.7
Cost of sales including occupancy costs	1,059.6	1,000.0	37.7%	38.4%	2,223.8	2,092.5	37.8%	38.4%
Store operating expenses	963.9	891.9	34.3	34.2	1,963.5	1,851.7	33.4	34.0
Other operating expenses	23.7	21.2	0.8	0.8	49.0	51.2	0.8	0.9
Depreciation and amortization expenses	114.8	105.6	4.1	4.1	227.1	211.0	3.9	3.9
General and administrative expenses	41.2	38.1	1.5	1.5	80.7	100.9	1.4	1.9
Total operating expenses	2,203.2	2,056.8	78.4	79.0	4,544.1	4,307.3	77.3	79.1
Income from equity investees	—	2.4	—	0.1	—	2.4	—	—
Operating income	$605.6	$549.7	21.6%	21.1%	$1,337.6	$1,139.8	22.7%	20.9%
Store operating expenses as a % of related revenues			37.6%	37.5%			36.7%	37.3%
Revenues
Americas total net revenues for the second quarter and the first two quarters of fiscal 2014 increased 8% for both periods or $205 million and $437 million, respectively. These increases were primarily due to higher revenues from company-operated stores (contributing $185 million and $386 million, respectively) and licensed stores (contributing $21 million and $56 million, respectively).
The increase in company-operated store revenues for both periods was driven by an increase in comparable store sales (approximately 6%, or $129 million, for the second quarter and approximately 5%, or $265 million, for the first two quarters). Also contributing were incremental revenues from 311 net new Starbucks® company-operated store openings over the past 12 months (approximately $88 million and $178 million, respectively). Partially offsetting these increases was unfavorable foreign currency exchange (approximately $21 million and $37 million, respectively), primarily driven by the strengthening of the US dollar against the Canadian dollar.
The increases in licensed store revenues were primarily due to increased product sales to and higher royalty revenues from our licensees, as a result of improved comparable store sales and the opening of 456 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 70 basis points and 60 basis points for the second quarter and the first two quarters of fiscal 2014, respectively. These decreases were primarily driven by lower commodity costs (approximately 60 basis points for the second quarter and 50 basis points for the first two quarters). Sales leverage on occupancy costs also contributed.
Store operating expenses as a percentage of total net revenues and as a percentage of company-operated store revenues, increased 10 basis points for the second quarter and decreased 60 basis points for the first two quarters of fiscal 2014. The slight increase for the second quarter was primarily driven by timing of marketing (20 basis points). The decrease for the first two quarters of fiscal 2014 was primarily driven by higher litigation charges in the first quarter of the prior year period (approximately 40 basis points) and a decrease in marketing (approximately 20 basis points), largely due to lapping the prior year launch of the Verismo® system by Starbucks in company-operated stores.
General and administrative expenses as a percentage of total net revenues were flat for the second quarter and decreased 50 basis points for the first two quarters of fiscal 2014, primarily due to lapping our leadership conference held in the first quarter of the prior year period (approximately 40 basis points).

The combination of these changes resulted in an overall increase in operating margin of 50 basis points for the second quarter and 180 basis points for the first two quarters of fiscal 2014.
EMEA

	Quarter Ended				Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
			% of EMEA Net Revenues				% of EMEA Net Revenues
Total net revenues	$309.9	$273.2			$649.5	$579.3
Cost of sales including occupancy costs	158.3	140.8	51.1%	51.5%	326.5	293.3	50.3%	50.6%
Store operating expenses	92.4	83.2	29.8	30.5	188.8	173.5	29.1	29.9
Other operating expenses	11.8	10.7	3.8	3.9	23.4	19.1	3.6	3.3
Depreciation and amortization expenses	14.8	13.7	4.8	5.0	29.4	27.9	4.5	4.8
General and administrative expenses	16.0	19.6	5.2	7.2	32.1	38.0	4.9	6.6
Total operating expenses	293.3	268.0	94.6	98.1	600.2	551.8	92.4	95.3
Income from equity investees	1.1	—	0.4	—	1.9	—	0.3	—
Operating income	$17.7	$5.2	5.7%	1.9%	$51.2	$27.5	7.9%	4.7%
Store operating expenses as a % of related revenues			37.6%	38.0%			36.7%	36.8%
Revenues
EMEA total net revenues increased $37 million, or 13%, for the second quarter of fiscal 2014 and increased $70 million, or 12%, for the first two quarters of fiscal 2014. These increases were primarily due to higher revenues from company-operated stores (contributing $27 million and $43 million, respectively). These increases were driven by an increase in comparable store sales (approximately 6%, or $12 million, for the second quarter and approximately 5%, or $24 million, for the first two quarters) and favorable foreign currency exchange (approximately $12 million and $19 million, respectively), primarily driven by the weakening of the US dollar against the British pound.
Licensed store revenues grew (approximately $8 million, or 18%, for the second quarter and $25 million, or 28%, for the first two quarters), due to increased equipment and product sales to and higher royalty revenues from our licensees, primarily from the opening of 168 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 40 basis points for the second quarter and 30 basis points for the first two quarters of fiscal 2014, primarily driven by sales leverage and continued cost management (approximately 110 basis points for the second quarter and 100 basis points for the first two quarters). Also contributing to the decreases were lapping higher inventory reserves in the prior year (approximately 80 basis points for the second quarter and 40 basis points for the first two quarters) and lower coffee costs (approximately 60 basis points for both periods), partially offset by lapping a reduction to the estimated asset retirement obligations of our store leases in the region in the second quarter of fiscal 2013 (approximately 190 basis points for the second quarter and 80 basis points for the first two quarters).
Store operating expenses as a percentage of total net revenues decreased 70 basis points and 80 basis points for the second quarter and the first two quarters of fiscal 2014, respectively. These decreases were driven by sales leverage. As a percentage of company-operated store revenues, store operating expenses decreased 40 basis points for the second quarter and 10 basis point for the first two quarters of fiscal 2014.
Other operating expenses as a percentage of total net revenues decreased 10 basis points for the second quarter and increased 30 basis points for the first two quarters of fiscal 2014. Excluding the impact of company-operated store revenues, other operating expenses decreased 140 basis points for the second quarter and 50 basis points for the first two quarters, primarily driven by sales leverage and continued cost management (approximately 100 basis points for both periods).
General and administrative expenses as a percentage of total net revenues decreased 200 basis points and 170 basis points for the second quarter and the first two quarters of fiscal 2014, respectively. These decreases were primarily due to sales leverage and reduced support costs, largely driven by the shift to more licensed stores (approximately 180 basis points for the second quarter and 170 basis points for the first two quarters of fiscal 2014).
The combination of these changes resulted in an overall increase in operating margin of 380 basis points for the second quarter and 320 basis points for the first two quarters of fiscal 2014.
China / Asia Pacific

	Quarter Ended				Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
			% of CAP Net Revenues				% of CAP Net Revenues
Total net revenues	$265.3	$213.6			$532.2	$427.7
Cost of sales including occupancy costs	127.4	104.9	48.0%	49.1%	260.2	211.4	48.9%	49.4%
Store operating expenses	52.4	40.3	19.8	18.9	103.7	79.7	19.5	18.6
Other operating expenses	11.1	11.5	4.2	5.4	21.7	21.7	4.1	5.1
Depreciation and amortization expenses	11.8	8.5	4.4	4.0	22.0	15.9	4.1	3.7
General and administrative expenses	13.0	10.9	4.9	5.1	27.1	23.5	5.1	5.5
Total operating expenses	215.7	176.1	81.3	82.4	434.7	352.2	81.7	82.3
Income from equity investees	37.4	30.8	14.1	14.4	70.5	64.9	13.2	15.2
Operating income	$87.0	$68.3	32.8%	32.0%	$168.0	$140.4	31.6%	32.8%
Store operating expenses as a % of related revenues			25.9%	25.8%			25.7%	26.0%
Revenues
China/Asia Pacific total net revenues for the second quarter and the first two quarters of fiscal 2014 increased $52 million, or 24%, and $105 million, or 24%, respectively, primarily due to increased revenues from company-operated stores (contributing $46 million for the second quarter and $97 million for the first two quarters). The increases in company-operated store revenues were primarily driven by the opening of 241 net new company-operated stores over the past 12 months (approximately $37 million for the second quarter and $75 million for the first two quarters) and an increase in comparable store sales (approximately 7% for both periods, or $11 million for the second quarter and $23 million for the first two quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 110 basis points for the second quarter of fiscal 2014 and 50 basis points for the first two quarters of fiscal 2014, primarily due to sales leverage.
Store operating expenses as a percentage of total net revenues increased 90 basis points for both the second quarter and the first two quarters of fiscal 2014. As a percentage of company-operated store revenues, store operating expenses increased 10 basis points for the second quarter, primarily driven by increased costs associated with company-operated store growth (approximately 50 basis points), partially offset by an insurance claim credit in the current quarter (approximately 40 basis points). As a percentage of company-operated store revenues, store operating expenses decreased 30 basis points for the first two quarters of fiscal 2014, primarily driven by the insurance claim credit in the second quarter of fiscal 2014 (approximately 20 basis points).
Other operating expenses as a percentage of total net revenues decreased 120 basis points for the second quarter of fiscal 2014 and 100 basis points for the first two quarters of fiscal 2014. Excluding the impact of company-operated store revenues, other operating expenses decreased 240 basis points for the second quarter and 110 basis points for the first two quarters. These decreases were primarily due to sales leverage.
Income from equity investees increased $7 million for the second quarter of fiscal 2014 and $6 million for the first two quarters of fiscal 2014, driven by higher income from our joint venture operations, mainly in South Korea and China, partially offset by unfavorable foreign currency fluctuations due to the weakening of the Yen against the US dollar. These fluctuations, paired with the accelerated growth in segment revenues resulting from the shift in the composition of the store portfolio to more company-operated stores, resulted in income from equity investees declining as a percentage of total net revenues.

The changes in the above items resulted in an overall increase in operating margin of 80 basis points for the second quarter of fiscal 2014 and a decrease of 120 basis points for the first two quarters of 2014.
Channel Development

	Quarter Ended				Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Total net revenues	$370.4	$338.1			$771.5	$712.5
Cost of sales	213.6	212.6	57.7%	62.9%	459.2	447.8	59.5%	62.8%
Other operating expenses	46.6	43.9	12.6	13.0	94.6	101.5	12.3	14.2
Depreciation and amortization expenses	0.4	0.3	0.1	0.1	0.8	0.6	0.1	0.1
General and administrative expenses	3.9	6.5	1.1	1.9	9.3	11.3	1.2	1.6
Total operating expenses	264.5	263.3	71.4	77.9	563.9	561.2	73.1	78.8
Income from equity investees	21.4	19.3	5.8	5.7	38.6	39.7	5.0	5.6
Operating income	$127.3	$94.1	34.4%	27.8%	$246.2	$191.0	31.9%	26.8%
Revenues
Total Channel Development net revenues for the second quarter and the first two quarters of fiscal 2014 increased $32 million, or 10%, and $59 million, or 8%, respectively, primarily driven by increased sales of premium single serve products (approximately $23 million for the second quarter and $48 million for the first two quarters). Also contributing was an increase in foodservice revenues (approximately $5 million for the second quarter and $13 million for the first two quarters) driven by increased sales volumes compared to the prior year period. The increased sales for the first two quarters of fiscal 2014 were partially offset by the impact of the packaged coffee list price reductions (approximately $14 million) effective beginning in the third quarter of fiscal 2013.
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 520 basis points for the second quarter and 330 basis points for the first two quarters of fiscal 2014. The decrease was primarily driven by lower coffee costs (approximately 510 basis points for the second quarter and 420 basis points for the first two quarters). The decrease for the first two quarters was partially offset by the impact of the list price reductions on total net revenues (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues decreased 40 basis points for the second quarter and 190 basis points for the first two quarters of fiscal 2014. The decrease for the second quarter was primarily due to sales leverage. The decrease for the first two quarters was primarily due to decreased marketing (approximately 100 basis points), largely due to the timing of product launches.
Income from equity investees increased $2 million for the second quarter of fiscal 2014 and decreased $1 million for the first two quarters of fiscal 2014. The increase for the second quarter was a result of higher income from our North American Coffee Partnership joint venture, primarily due to strong sales of bottled Frappuccino® and iced coffee drinks. The decrease for the first two quarters was a result of lower income from our North American Coffee Partnership joint venture, driven by increased investment in support of new product innovation platforms in the first quarter of fiscal 2014. The growth in segment revenues also contributed to our joint venture income declining as a percentage of total net revenues for the first two quarters of fiscal 2014.
The combination of these changes resulted in an overall increase in operating margin of 660 basis points for the second quarter and 510 basis points for the first two quarters of fiscal 2014.

All Other Segments

	Quarter Ended			Two Quarters Ended
	Mar 30, 2014	Mar 31, 2013	% Change	Mar 30, 2014	Mar 31, 2013	% Change
Total net revenues	$119.4	$120.6	(1.0)%	$278.5	$178.5	56.0%
Cost of sales	68.8	69.7	(1.3)	151.3	106.0	42.7
Store operating expenses	25.8	23.0	12.2	53.6	23.0	133.0
Other operating expenses	18.0	18.5	(2.7)	37.6	38.4	(2.1)
Depreciation and amortization expenses	3.7	3.4	8.8	7.3	4.3	69.8
General and administrative expenses	10.9	10.1	7.9	22.6	15.0	50.7
Total operating expenses	127.2	124.7	2.0	272.4	186.7	45.9
Operating income/(loss)	$(7.8)	$(4.1)	90.2%	$6.1	$(8.2)	nm
All Other Segments includes Teavana, Seattle's Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments decreased $1 million for the second quarter of fiscal 2014 and increased $100 million for the first two quarters of fiscal 2014. The decrease for the second quarter resulted from lower Seattle's Best Coffee revenues (approximately $10 million) mostly offset by growth in emerging businesses (approximately $6 million), including Teavana and Evolution Fresh. The increase for the first two quarters was primarily driven by having an additional quarter of Teavana revenues in fiscal 2014 as Teavana was acquired at the beginning of the second quarter of fiscal 2013 (approximately $92 million).
Total operating expenses increased $3 million for the second quarter and $86 million for the first two quarters of fiscal 2014. The increase for the second quarter was driven by investments to support our emerging businesses. The increase for the first two quarters was primarily due to having an additional quarter of Teavana expenses in fiscal 2014 as Teavana was acquired at the beginning of the second quarter of fiscal 2013.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Americas
Company-operated stores	59	24	86	50	8,164	7,852
Licensed stores	69	71	184	132	5,599	5,143
Total Americas	128	95	270	182	13,763	12,995
EMEA(1)
Company-operated stores	1	(4)	4	(24)	842	843
Licensed stores	31	26	92	53	1,223	1,055
Total EMEA	32	22	96	29	2,065	1,898
China / Asia Pacific
Company-operated stores	53	66	114	113	1,020	779
Licensed stores	121	81	269	159	3,245	2,787
Total China / Asia Pacific	174	147	383	272	4,265	3,566
All Other Segments (2)
Company-operated stores	4	306	11	309	368	323
Licensed stores	(3)	20	(8)	10	58	86
Total All Other Segments	1	326	3	319	426	409
Total Company	335	590	752	802	20,519	18,868
(1) EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the second quarter of fiscal 2014.
(2) Includes 337 Teavana stores added in the second quarter of fiscal 2013.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and short-term investments totaled $1.5 billion and $3.2 billion as of March 30, 2014 and September 29, 2013, respectively. As discussed below, in the first quarter of fiscal 2014 we paid $2.8 billion for the Kraft arbitration matter that was accrued in the fourth quarter of fiscal 2013. We actively manage our cash and short-term investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our short-term and long-term investments consist of highly liquid available-for-sale securities, including agency obligations, corporate bonds, government treasury securities (foreign and domestic), state and local government obligations, mortgage and asset-backed securities, commercial paper, mutual funds, and certificates of deposit. As of March 30, 2014, approximately $1.1 billion of cash and investments was held in foreign subsidiaries.
Borrowing Capacity
In December 2013, we issued $400 million of 3-year 0.875% Senior Notes ("the 2014 3-year notes") due December 2016, and $350 million of 5-year 2.000% Senior Notes ("the 2014 5-year notes") due December 2018, in an underwritten registered public offering, to fund a portion of the payment required by the arbitration award in the Kraft litigation matter. The remaining net proceeds will be used for general corporate purposes, which may include business expansion, payment of cash dividends on our common stock, the repurchase of common stock under our ongoing share repurchase program, or financing of possible acquisitions. Interest on the notes is payable semi-annually on June 5 and December 5 of each year, commencing on June 5, 2014. See Note 6, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 30, 2014, we were in compliance with each of these covenants.
Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on February 5, 2018. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for US dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 30, 2014, we were in compliance with each of these covenants. No amounts were outstanding under our credit facility as of March 30, 2014.
Under our commercial paper program, as approved by our Board of Directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $727 million under our commercial paper program (the $750 million committed credit facility amount, less $23 million in outstanding letters of credit). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. In the first quarter of fiscal 2014, we issued and subsequently repaid commercial paper borrowings of $225 million to fund a portion of the $2.8 billion payment for the Kraft arbitration matter. We had no borrowings under our commercial paper program during the second quarter of fiscal 2014.

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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of March 30, 2014 to be indefinitely reinvested and, accordingly, no US income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US we would be subject to additional US income taxes, which could be material. We do not believe it is practical to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
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
During the second quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend to shareholders of $0.26 per share to be paid on May 23, 2014 to shareholders of record as of the close of business on May 8, 2014. We repurchased 4.1 million shares of common stock ($301.2 million) during the first two quarters of fiscal 2014 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of March 30, 2014 totaled 22.3 million.
Cash Flows
Cash used by operating activities was $983.5 million for the first two quarters of fiscal 2014, compared to cash provided by operating activities of $1.4 billion for the same period in fiscal 2013. The decrease was driven by the first quarter payment of $2.8 billion for the Kraft arbitration matter discussed above. This was partially offset by cash provided by operating activities of $1.8 billion resulting from increased earnings and improvements in working capital accounts.
Cash used by investing activities for the first two quarters of fiscal 2014 totaled $549.0 million, compared to $613.0 million for the same period in fiscal 2013. The change was primarily due to the use of cash to acquire Teavana in the second quarter of fiscal 2013, partially offset by increased investment in long-term securities during the first two quarters of fiscal 2014.
Cash provided by financing activities for the first two quarters of fiscal 2014 totaled $157.4 million, compared to cash used by financing activities of $718.5 million for the same period in fiscal 2013. The increase was primarily due to the proceeds from the issuance of long-term debt in the first quarter of fiscal 2014 and decreased share repurchases compared to the first two quarters of fiscal 2013.
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
In the first quarter of fiscal 2014, we issued $750 million of debt, as described in Note 6 to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q. In addition, the $2.8 billion that was accrued for the Kraft arbitration matter as of September 29, 2013 was removed from total contractual obligations, as this obligation was fully extinguished in the first quarter of fiscal 2014.

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
Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season in December. Notwithstanding our $2.8 billion cash payment in the first quarter of 2014 related to the Kraft arbitration matter, our cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are purchased and loaded during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During the second quarter of fiscal 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 30, 2014).
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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended March 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
December 30, 2013 — January 26, 2014	1,025,288	$75.97	1,025,288	24,729,132
January 27, 2014 — February 23, 2014	1,276,100	72.50	1,276,100	23,453,032
February 24, 2014 — March 30, 2014	1,161,688	72.33	1,161,688	22,291,344
Total	3,463,076	$73.47	3,463,076

(1)	Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2014.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On November 3, 2011, we publicly announced the authorization of up to an additional 20 million shares, and on November 15, 2012, we publicly announced the authorization of up to an additional 25 million shares. These authorizations have no expiration date.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1

3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	10-K	0-20322	11/16/2012	3.2

10.1	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Troy Alstead	8-K	0-20322	1/29/2014	10.1

10.2	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Scott Maw	8-K	0-20322	1/29/2014	10.2

10.3	Exclusive Aircraft Sublease (S/N 6003) dated as of September 27, 2013 by and between Cloverdale Services, LLC and Starbucks Corporation	—	—	—	—	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 30, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 29, 2014

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president and chief financial officer
Signing on behalf of the registrant and as principal financial officer