Form 10-Q
period 2014-06-29
STARBUCKS CORP
filed 2014-07-29
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 23, 2014
Common Stock, par value $0.001 per share	751.2 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 29, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net revenues:
Company-operated stores	$3,290.5	$2,986.3	$9,702.3	$8,783.7
Licensed stores	408.1	342.0	1,166.1	1,014.2
CPG, foodservice and other	455.1	407.0	1,398.7	1,280.2
Total net revenues	4,153.7	3,735.3	12,267.1	11,078.1
Cost of sales including occupancy costs	1,711.5	1,597.6	5,135.7	4,748.6
Store operating expenses	1,176.5	1,084.1	3,486.1	3,212.2
Other operating expenses	120.6	98.9	346.3	330.8
Depreciation and amortization expenses	180.1	153.3	524.2	455.3
General and administrative expenses	269.4	249.6	752.6	711.7
Litigation charge/(credit)	—	—	(20.2)	—
Total operating expenses	3,458.1	3,183.5	10,224.7	9,458.6
Income from equity investees	72.9	63.4	183.9	170.4
Operating income	768.5	615.2	2,226.3	1,789.9
Interest income and other, net	19.4	3.5	57.0	51.4
Interest expense	(16.4)	(6.3)	(47.7)	(19.0)
Earnings before income taxes	771.5	612.4	2,235.6	1,822.3
Income taxes	259.0	194.6	755.4	581.4
Net earnings including noncontrolling interests	512.5	417.8	1,480.2	1,240.9
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	—	(0.1)	0.6
Net earnings attributable to Starbucks	$512.6	$417.8	$1,480.3	$1,240.3
Earnings per share - basic	$0.68	$0.56	$1.96	$1.66
Earnings per share - diluted	$0.67	$0.55	$1.94	$1.63
Weighted average shares outstanding:
Basic	751.8	749.7	753.9	748.3
Diluted	761.0	761.9	763.9	761.5
Cash dividends declared per share	$0.26	$0.21	$0.78	$0.63
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net earnings including noncontrolling interests	$512.5	$417.8	$1,480.2	$1,240.9
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	1.7	(0.3)	0.8	(0.3)
Tax (expense)/benefit	(0.6)	0.1	(0.2)	0.1
Unrealized gains/(losses) on cash flow hedging instruments	(13.8)	55.6	6.1	34.9
Tax (expense)/benefit	3.6	(20.0)	(2.4)	(19.7)
Unrealized gains/(losses) on net investment hedging instruments	(0.7)	7.9	5.2	34.3
Tax (expense)/benefit	0.3	(2.9)	(1.9)	(12.7)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges and available-for-sale securities	(2.6)	11.1	2.8	27.3
Tax expense/(benefit)	1.1	(0.5)	2.0	(1.9)
Translation adjustment	19.8	(25.0)	(2.9)	(74.7)
Tax (expense)/benefit	(2.2)	5.8	(5.6)	4.5
Other comprehensive income/(loss)	6.6	31.8	3.9	(8.2)
Comprehensive income including noncontrolling interests	519.1	449.6	1,484.1	1,232.7
Comprehensive income/(loss) attributable to noncontrolling interests	(0.1)	—	(0.1)	0.6
Comprehensive income attributable to Starbucks	$519.2	$449.6	$1,484.2	$1,232.1

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jun 29, 2014	Sep 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,019.4	$2,575.7
Short-term investments	176.9	658.1
Accounts receivable, net	580.9	561.4
Inventories	1,025.8	1,111.2
Prepaid expenses and other current assets	289.4	287.7
Deferred income taxes, net	264.5	277.3
Total current assets	3,356.9	5,471.4
Long-term investments	832.7	58.3
Equity and cost investments	541.5	496.5
Property, plant and equipment, net	3,373.7	3,200.5
Deferred income taxes, net	947.1	967.0
Other assets	193.0	185.3
Other intangible assets	278.7	274.8
Goodwill	861.7	862.9
TOTAL ASSETS	$10,385.3	$11,516.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$474.5	$491.7
Accrued litigation charge	—	2,784.1
Accrued liabilities	1,376.0	1,269.3
Insurance reserves	202.6	178.5
Deferred revenue	830.8	653.7
Total current liabilities	2,883.9	5,377.3
Long-term debt	2,048.1	1,299.4
Other long-term liabilities	382.5	357.7
Total liabilities	5,314.5	7,034.4
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 751.0 shares and 753.2 shares, respectively	0.8	0.8
Additional paid-in capital	39.4	282.1
Retained earnings	4,957.7	4,130.3
Accumulated other comprehensive income	70.9	67.0
Total shareholders’ equity	5,068.8	4,480.2
Noncontrolling interest	2.0	2.1
Total equity	5,070.8	4,482.3
TOTAL LIABILITIES AND EQUITY	$10,385.3	$11,516.7
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,480.2	$1,240.9
Adjustments to reconcile net earnings to net cash (used)/provided by operating activities:
Depreciation and amortization	554.0	479.3
Deferred income taxes, net	32.1	3.9
Income earned from equity method investees, net of distributions	(37.3)	(42.6)
Gain resulting from sale of equity in joint venture	—	(35.2)
Stock-based compensation	142.6	105.6
Other	33.5	18.3
Cash (used)/provided by changes in operating assets and liabilities:
Accounts receivable	(19.0)	(20.3)
Inventories	85.2	88.8
Accounts payable	(3.1)	20.8
Accrued litigation charge	(2,763.9)	—
Accrued liabilities and insurance reserves	195.3	38.1
Deferred revenue	177.0	168.1
Prepaid expenses, other current assets and other assets	(10.0)	(27.9)
Net cash (used)/provided by operating activities	(133.4)	2,037.8
INVESTING ACTIVITIES:
Purchase of investments	(1,545.2)	(495.8)
Sales, maturities and calls of investments	1,257.9	803.2
Acquisitions, net of cash acquired	—	(576.9)
Additions to property, plant and equipment	(811.2)	(782.2)
Proceeds from sale of equity in joint venture	—	50.3
Other	(24.4)	3.0
Net cash used by investing activities	(1,122.9)	(998.4)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	748.5	—
Principal payments on long-term debt	—	(35.2)
Proceeds from issuance of common stock	117.6	199.5
Excess tax benefit on share-based awards	101.6	229.2
Cash dividends paid	(587.8)	(470.9)
Repurchase of common stock	(595.2)	(588.1)
Minimum tax withholdings on share-based awards	(76.8)	(120.6)
Other	(3.6)	2.3
Net cash used by financing activities	(295.7)	(783.8)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	(13.4)
Net (decrease)/increase in cash and cash equivalents	(1,556.3)	242.2
CASH AND CASH EQUIVALENTS:
Beginning of period	2,575.7	1,188.6
End of period	$1,019.4	$1,430.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$39.2	$17.2
Income taxes	$548.0	$417.3

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of June 29, 2014, and for the quarter and three quarters ended June 29, 2014 and June 30, 2013, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended June 29, 2014 and June 30, 2013 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended June 29, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2014 ("fiscal 2014").
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance will become effective for us at the beginning of our first quarter of fiscal 2018 and will require full or modified retrospective application. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. The guidance will become effective for us at the beginning of our first quarter of fiscal 2016. We do not expect the adoption of this guidance will have a material impact on our financial statements.
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
Correction of an Immaterial Error
Effective at the beginning of fiscal 2014, we reclassified certain fees related to our US and Seattle's Best Coffee foodservice operations in our Channel Development segment and All Other Segments, respectively, from other operating expenses to foodservice revenues included in CPG, foodservice and other net revenues in our consolidated statements of earnings. This reclassification results from a correction of an error in our prior period financial statements which we have determined to be immaterial. In order to align prior period classifications with the current period presentation, the historical consolidated financial statements have been corrected, resulting in reclassifications of $25.4 million and $22.7 million for fiscal years 2013 and 2012, respectively. The reclassifications for the quarter and three quarters ended June 30, 2013 were $6.4 million and $19.1 million, respectively. The consolidated statements of earnings as corrected are presented below (in millions):

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
We also enter into forward contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative's gain or loss is recorded in AOCI and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
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
To mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel, we enter into dairy and diesel fuel swap contracts, as well as dairy futures and collars that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in net interest income and other. Gains and losses from dairy swaps, futures and collars largely offset price fluctuations on our dairy purchases, which are included in cost of sales. Gains and losses from diesel fuel swaps largely offset the financial impact of diesel fuel fluctuations on our shipping costs, which are included in operating expenses.
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Jun 29, 2014	Sep 29, 2013
Cash Flow Hedges:
Interest rates	$37.2	$41.4	$3.2
Foreign currency	1.3	(0.3)	1.2	34
Coffee	(3.4)	(12.2)	(3.3)	14
Net Investment Hedges:
Foreign currency	(9.6)	(12.9)		33

Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Cash Flow Hedges:
Interest rates	$—	$49.3	$1.3	$—	$0.5	$49.3	$3.8	$—
Foreign currency	(10.8)	5.6	2.2	2.4	7.8	12.0	5.5	3.0
Coffee	(3.0)	0.7	(0.9)	(13.3)	(2.2)	(26.4)	(11.8)	(29.6)
Net Investment Hedges:
Foreign currency	(0.7)	7.9	—	—	5.2	34.3	—	—
Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Foreign currency	$(1.0)	$0.4	$(2.0)	$2.6
Coffee	—	—	—	(2.1)
Dairy	0.8	(2.0)	12.7	(4.6)
Diesel fuel	0.6	0.1	0.6	0.2
Notional amounts of outstanding derivative contracts (in millions):

	Jun 29, 2014	Sep 29, 2013
Foreign currency	$664	$452
Coffee	36	—
Dairy	17	38
Diesel fuel	26	17

Note 3:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Jun 29, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,019.4	$1,019.4	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	14.3	—	14.3	—
Foreign government obligations	45.8	—	45.8	—
US government treasury securities	11.0	11.0	—	—
State and local government obligations	12.0	—	12.0	—
Certificates of deposit	20.0	—	20.0	—
Total available-for-sale securities	103.1	11.0	92.1	—
Trading securities	73.8	73.8	—	—
Total short-term investments	176.9	84.8	92.1	—
Prepaid expenses and other current assets:
Derivative assets	18.1	0.3	17.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	10.7	—	10.7	—
Corporate debt securities	342.5	—	342.5	—
Auction rate securities	13.6	—	—	13.6
Foreign government obligations	85.6	—	85.6	—
US government treasury securities	243.5	243.5	—	—
State and local government obligations	11.2	—	11.2	—
Mortgage and asset-backed securities	125.6	—	125.6	—
Total long-term investments	832.7	243.5	575.6	13.6
Other assets:
Derivative assets	6.2	—	6.2	—
Total	$2,053.3	$1,348.0	$691.7	$13.6
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.8	$1.3	$2.5	$—
Other long-term liabilities:
Derivative liabilities	1.9	—	1.9	—
Total	$5.7	$1.3	$4.4	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,575.7	$2,575.7	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	20.0	—	20.0	—
Commercial paper	127.0	—	127.0	—
Corporate debt securities	57.5	—	57.5	—
US government treasury securities	352.9	352.9	—	—
Certificates of deposit	34.1	—	34.1	—
Total available-for-sale securities	591.5	352.9	238.6	—
Trading securities	66.6	66.6	—	—
Total short-term investments	658.1	419.5	238.6	—
Prepaid expenses and other current assets:
Derivative assets	12.5	—	12.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.1	—	8.1	—
Corporate debt securities	36.8	—	36.8	—
Auction rate securities	13.4	—	—	13.4
Total long-term investments	58.3	—	44.9	13.4
Other assets:
Derivative assets	11.4	—	11.4	—
Total	$3,316.0	$2,995.2	$307.4	$13.4
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.5	$—	$3.5	$—
Other long-term liabilities:
Derivative liabilities	0.5	—	0.5	—
Total	$4.0	$—	$4.0	$—
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
Gross unrealized holding gains and losses on investments were not material as of June 29, 2014 and September 29, 2013.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the the quarter and three quarters ended June 29, 2014 and June 30, 2013, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 6, Debt.

Note 4:	Inventories

(in millions)	Jun 29, 2014	Sep 29, 2013	Jun 30, 2013
Coffee:
Unroasted	$442.3	$493.0	$605.1
Roasted	215.1	235.4	229.9
Other merchandise held for sale	213.8	243.3	204.2
Packaging and other supplies	154.6	139.5	134.6
Total	$1,025.8	$1,111.2	$1,173.8
Other merchandise held for sale includes, among other items, tea and serveware. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of June 29, 2014, we had committed to purchasing green coffee totaling $398 million under fixed-price contracts and an estimated $753 million under price-to-be-fixed contracts. As of June 29, 2014, approximately $33 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts and approximately $3 million were price-protected through the use of collar instruments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 5:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net	Jun 29, 2014	Sep 29, 2013
Land	$46.9	$47.0
Buildings	278.2	259.6
Leasehold improvements	4,744.2	4,431.6
Store equipment	1,456.7	1,353.9
Roasting equipment	408.4	397.9
Furniture, fixtures and other	1,045.9	949.7
Work in progress	389.8	342.4
Property, plant and equipment, gross	8,370.1	7,782.1
Accumulated depreciation	(4,996.4)	(4,581.6)
Property, plant and equipment, net	$3,373.7	$3,200.5

Accrued Liabilities	Jun 29, 2014	Sep 29, 2013
Accrued compensation and related costs	$427.7	$420.2
Accrued occupancy costs	119.0	120.7
Accrued taxes	150.8	125.0
Accrued dividend payable	195.2	195.8
Other	483.3	407.6
Total accrued liabilities	$1,376.0	$1,269.3

Note 6:	Debt
In December 2013, we issued $400 million of 3-year 0.875% Senior Notes ("the 2014 3-year notes") due December 2016, and $350 million of 5-year 2.000% Senior Notes ("the 2014 5-year notes") due December 2018, in an underwritten registered public offering. Interest on both of these notes is payable semi-annually on June 5 and December 5 of each year, commencing on June 5, 2014.

Components of long-term debt including the associated interest rates and related fair values (in millions, except interest rates):

		Jun 29, 2014		Sep 29, 2013		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Due Date	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2014 3-year notes	December 2016	$400.0	$401	$—	$—	0.875%	0.941%
2007 notes	August 2017	550.0	633	550.0	644	6.250%	6.292%
2014 5-year notes	December 2018	350.0	353	—	—	2.000%	2.012%
2013 notes	October 2023	750.0	791	750.0	762	3.850%	2.860%
Total		2,050.0	2,178	1,300.0	1,406
Aggregate unamortized discount		1.9		0.6
Total		$2,048.1		$1,299.4

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 29, 2014, we were in compliance with all applicable covenants.
Note 7: Equity
Changes in total equity (in millions):

	Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013
Beginning balance of total equity	$4,482.3	$5,114.5
Net earnings including noncontrolling interests	1,480.2	1,240.9
Other comprehensive income/(loss)	3.9	(8.2)
Stock-based compensation expense	144.0	107.0
Exercise of stock options/vesting of RSUs	126.3	293.6
Sale of common stock	16.5	15.1
Repurchase of common stock	(595.2)	(544.1)
Cash dividends declared	(587.2)	(471.2)
Ending balance of total equity	$5,070.8	$5,747.6
Changes in accumulated other comprehensive income ("AOCI") by component, for the quarter and three quarters ended June 29, 2014, net of tax:
Quarter Ended

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
Net gains/(losses) in AOCI at March 30, 2014	$(0.8)	$46.8	$(9.2)	$27.5	$64.3
Net gains/(losses) recognized in OCI before reclassifications	1.1	(10.2)	(0.4)	17.6	8.1
Net (gains)/losses reclassified from AOCI to earnings	—	(1.5)	—	—	(1.5)
Other comprehensive income/(loss)	1.1	(11.7)	(0.4)	17.6	6.6
Net gains/(losses) in AOCI at June 29, 2014	$0.3	$35.1	$(9.6)	$45.1	$70.9

Three Quarters Ended

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
Net gains/(losses) in AOCI at September 29, 2013	$(0.5)	$26.8	$(12.9)	$53.6	$67.0
Net gains/(losses) recognized in OCI before reclassifications	0.6	3.7	3.3	(8.5)	(0.9)
Net (gains)/losses reclassified from AOCI to earnings	0.2	4.6	—	—	4.8
Other comprehensive income/(loss)	0.8	8.3	3.3	(8.5)	3.9
Net gains/(losses) in AOCI at June 29, 2014	$0.3	$35.1	$(9.6)	$45.1	$70.9

Impact of reclassifications from AOCI on the consolidated statements of earnings related to cash flow hedges for the quarter and three quarters ended June 29, 2014:
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI (in millions)	Affected Line Item in the Statements of Earnings
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.3	Interest expense
Foreign currency hedges	0.9	Revenue
Foreign currency/coffee hedges	0.4	Cost of sales including occupancy costs
	2.6	Total before tax
	(1.1)	Tax (expense)/benefit
	$1.5	Net of tax
Three Quarters Ended

AOCI Components	Amounts Reclassified from AOCI (in millions)	Affected Line Item in the Statements of Earnings
Gains/(losses) on cash flow hedges
Interest rate hedges	$3.8	Interest expense
Foreign currency hedges	3.2	Revenue
Foreign currency / coffee hedges	(9.5)	Cost of sales including occupancy costs
	(2.5)	Total before tax
	(2.1)	Tax (expense)/benefit
	$(4.6)	Net of tax

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 29, 2014.
We repurchased 8.2 million shares of common stock at a total cost of $595.2 million, and 10.8 million shares at a total cost of $544.1 million for the three quarters ended June 29, 2014 and June 30, 2013, respectively. As of June 29, 2014, 18.1 million shares remained available for repurchase under current authorizations.

During the third quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend to shareholders of $0.26 per share to be paid on August 22, 2014 to shareholders of record as of the close of business on August 7, 2014.

Note 8:	Employee Stock Plans
As of June 29, 2014, there were 56.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 7.5 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Options	$9.9	$8.3	$32.4	$28.1
Restricted Stock Units (“RSUs”)	41.1	26.4	110.2	77.5
Total stock-based compensation	$51.0	$34.7	$142.6	$105.6
Stock option and RSU transactions from September 29, 2013 through June 29, 2014 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2013	22.0	5.8
Granted	3.1	2.5
Options exercised/RSUs vested	(4.1)	(2.5)
Forfeited/expired	(0.4)	(0.6)
Options outstanding/Nonvested RSUs, June 29, 2014	20.6	5.2
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 29, 2014	$43.6	$126.7

Note 9:     Earnings Per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net earnings attributable to Starbucks	$512.6	$417.8	$1,480.3	$1,240.3
Weighted average common shares outstanding (for basic calculation)	751.8	749.7	753.9	748.3
Dilutive effect of outstanding common stock options and RSUs	9.2	12.2	10.0	13.2
Weighted average common and common equivalent shares outstanding (for diluted calculation)	761.0	761.9	763.9	761.5
EPS — basic	$0.68	$0.56	$1.96	$1.66
EPS — diluted	$0.67	$0.55	$1.94	$1.63
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 2.9 million and 0.1 million as of June 29, 2014 and June 30, 2013, respectively.

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
The table below presents financial information for our reportable operating segments and All Other Segments for the quarter and three quarters ended June 29, 2014 and June 30, 2013, including reclassifications resulting from the correction of the immaterial error discussed in Note 1. The reclassifications for fiscal years 2013 and 2012 were $21.8 million and $19.2 million for the Channel Development segment, respectively, and $3.6 million and $3.5 million for All Other Segments, respectively. The reclassifications for the quarter and three quarters ended June 30, 2013 were $5.4 million and $16.3 million for the Channel Development segment, respectively, and $1.0 million and $2.8 million for All Other Segments, respectively.
Quarter Ended

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
June 29, 2014
Total net revenues	$3,057.7	$323.5	$287.6	$375.3	$109.6	$4,153.7
Depreciation and amortization expenses	119.5	15.1	11.3	0.4	3.9	150.2
Income from equity investees	—	1.1	46.3	25.5	—	72.9
Operating income/(loss)	728.5	29.2	100.8	139.3	(18.9)	978.9

June 30, 2013
Total net revenues	$2,776.5	$287.2	$233.7	$331.0	$106.9	$3,735.3
Depreciation and amortization expenses	105.2	13.7	8.6	0.2	3.6	131.3
Income from equity investees	—	—	40.3	23.1	—	63.4
Operating income/(loss)	619.3	9.3	84.7	96.3	(9.4)	800.2

Three Quarters Ended

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
June 29, 2014
Total net revenues	$8,939.4	$973.0	$819.8	$1,146.8	$388.1	$12,267.1
Depreciation and amortization expenses	346.6	44.5	33.4	1.2	11.3	437.0
Income from equity investees	—	3.0	116.8	64.1	—	183.9
Operating income/(loss)	2,066.0	80.5	268.8	385.5	(13.0)	2,787.8

June 30, 2013
Total net revenues	$8,221.2	$866.6	$661.4	$1,043.5	$285.4	$11,078.1
Depreciation and amortization expenses	316.2	41.6	24.4	0.9	7.9	391.0
Income from equity investees	2.4	—	105.3	62.7	—	170.4
Operating income/(loss)	1,759.2	36.9	225.3	287.1	(18.0)	2,290.5

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Total segment operating income	$978.9	$800.2	$2,787.8	$2,290.5
Unallocated corporate operating expenses	(210.4)	(185.0)	(561.5)	(500.6)
Consolidated operating income	768.5	615.2	2,226.3	1,789.9
Interest income and other, net	19.4	3.5	57.0	51.4
Interest expense	(16.4)	(6.3)	(47.7)	(19.0)
Earnings before income taxes	$771.5	$612.4	$2,235.6	$1,822.3

Note 12: Subsequent Events

In May 2014, we entered into an agreement to sell our Australian company-operated retail store assets and operations to the Withers Group, which will convert these operations to a fully licensed market. This agreement is contingent upon Starbucks fulfilling its performance obligation to obtain a minimum number of lease assignment consents from landlords, which had not been obtained by the end of the third quarter of fiscal 2014 or as of the date of this filing. Additionally, this transaction is subject to customary closing conditions and working capital adjustments. If this transaction closes, we expect it will result in a loss that will not be material to our financial statements.

In July 2014, we entered into an agreement to sell our 50% equity interest in our Malaysian joint venture, Berjaya Starbucks Coffee Sdn. Bhd., to our joint venture partner, Berjaya Food Berhad, for a total purchase price of $88.0 million, which is subject to customary closing conditions and working capital adjustments. We currently believe this transaction will be recognized in the fourth quarter of fiscal 2014 and will result in a gain.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating margins, comparable store sales, sales leverage, sales growth, profitability, expenses, dividends, share repurchases, other financial results, net benefits from the sale of retail operations that may close in the fourth quarter of fiscal 2014, capital expenditures, scaling and expansion of international operations, shifts in our store portfolio to more licensed stores in EMEA and to more company-operated stores in CAP, establishing China as our largest market outside the U.S., profitable growth models and opportunities, emerging businesses, strategic acquisitions, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, anticipated store openings and closings, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation, offerings and distribution, tax rates, and economic conditions in the US and international markets, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee, dairy and other raw materials prices and availability, successful execution of our initiatives, successful execution of internal plans, fluctuations in US and international economies and currencies, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks third quarter results reflect an acceleration of top-line growth and meaningful contributions from all segments. Consolidated total net revenues increased 11% to $4.2 billion, driven by global comparable store sales growth of 6% and incremental revenue from 1,654 net new store openings over the last 12 months. Consolidated operating income increased $153 million, or 25%, to $769 million. Operating margin expanded 200 basis points to 18.5%, driven by sales leverage and favorable commodity costs, mainly coffee. Earnings per share of $0.67 increased 22% over the prior year quarter earnings per share of $0.55.
The Americas segment continued its solid performance in the third quarter, growing revenues by 10% to $3.1 billion, primarily driven by comparable store sales growth of 6%, comprised of a 4% increase in average ticket and a 2% increase in number of transactions. Expanded food offerings, including the continued rollout of our La Boulange™ food platform in the US, the impact of price increases in our retail stores and successful promotional beverages contributed to the growth in comparable store sales. Operating margin expanded 150 basis points to 23.8%, primarily due to sales leverage. Looking forward, we expect to continue to drive revenue growth and margin expansion through new stores and expanded product offerings, targeted at driving growth across all dayparts. We plan to continue to expand our beverage platforms and elevate our food program, in part with the completion of the rollout of La Boulange™ bakery items in our US stores in the fourth quarter of fiscal 2014 and continued enhancements to our lunch options.
In the EMEA segment, the turnaround of the segment continues to progress, resulting in increased profitability. Revenues grew 13% to $323 million, driven by favorable foreign currency exchange and comparable store sales growth of 3%. Incremental revenues from 166 net new licensed store openings over the past year also contributed. Sales leverage, largely driven by our strategic portfolio shift to higher-margin licensed stores, and continued cost management drove the increase in operating margin of 580 basis points over the prior year quarter, to 9.0%. We expect our continued disciplined licensed store expansion and focus on the customer experience in this region will result in improved operating performance as we progress on our plan towards mid-teens operating margin over time.
The China/Asia Pacific segment results reflect the growth and strong performance of new stores in the region, including 238 company-operated and 502 licensed net new store openings over the past year. New store growth, along with a 7% increase in comparable store sales, drove a 23% increase in revenues to $288 million. The 7% growth in comparable store sales was driven by a 6% increase in number of transactions. Operating income grew 19%, to $101 million, while operating margin declined 120 basis points to 35.0%. The operating margin decline was primarily driven by the unfavorable margin impact of the portfolio shift toward more company-operated stores in this segment and unfavorable foreign currency exchange from a weaker Yen, partially offset by leverage from strong sales during the quarter. We expect this segment will become a more significant contributor to overall company profitability in the future, as we look forward to continued new store openings and establishing China as our largest market outside of the US.
Channel Development segment revenues grew 13% for the quarter to $375 million, primarily due to increased sales of premium single serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs, and higher sales volumes of packaged coffee. Operating income grew $43 million, or 45%, to $139 million. Operating margin increased 800 basis points to 37.1% for the third quarter of fiscal 2014, driven by lower coffee costs and improved inventory management compared to the prior year. As we continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single serve category, we expect this segment to become a more significant contributor to future growth.
Fiscal 2014 — Financial Outlook for the Year
For fiscal year 2014, we expect revenue growth will be driven by mid-single digit comparable store sales growth, net new store openings, and continued growth in the Channel Development business. Approximately one-half of new store openings will be in China / Asia Pacific, with the remaining half coming primarily from the Americas.
We expect full-year consolidated operating margin improvement of 200 basis points over fiscal 2013 and strong EPS growth, when excluding the Kraft litigation charge and gains from the sales of our equity in our Mexico, Chile and Argentina joint ventures in fiscal 2013, as well as the benefit recognized from a litigation credit in the first quarter of fiscal 2014 and the estimated net benefit from the sale of certain retail operations that may close in the fourth quarter of fiscal 2014.

Fiscal 2015 — Financial Outlook for the Year
For fiscal year 2015, we expect revenue growth driven by mid-single digit comparable store sales growth and approximately 1,600 net new store openings. Approximately one-half of new store openings will be in China / Asia Pacific, with the remaining half coming primarily from the Americas.
We expect EPS growth over fiscal 2014 results, reflecting the strength of our global business and multiple layers of profitable growth initiatives.
Comparable Store Sales
Starbucks comparable store sales for the third quarter and the first three quarters of fiscal 2014:

	Quarter Ended Jun 29, 2014			Three Quarters Ended Jun 29, 2014
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	6%	2%	4%	6%	3%	3%
Americas	6%	2%	4%	6%	3%	3%
EMEA	3%	2%	2%	5%	3%	1%
China/Asia Pacific	7%	6%	1%	7%	6%	1%
Our comparable store sales represent the growth in revenue from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.
Results of Operations (in millions)
Revenues

	Quarter Ended			Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Company-operated stores	$3,290.5	$2,986.3	10.2%	$9,702.3	$8,783.7	10.5%
Licensed stores	408.1	342.0	19.3	1,166.1	1,014.2	15.0
CPG, foodservice and other	455.1	407.0	11.8	1,398.7	1,280.2	9.3
Total net revenues	$4,153.7	$3,735.3	11.2%	$12,267.1	$11,078.1	10.7%
Total net revenues for the third quarter and the first three quarters of fiscal 2014 increased $418 million and $1.2 billion, respectively, primarily due to increased revenues from company-operated stores (contributing $304 million and $919 million, respectively). An increase in comparable store sales was the primary driver of the increase in company-operated store revenues (approximately 6% for both periods, or $181 million for the third quarter and $493 million for the first three quarters). Also contributing to net revenue growth for both periods were incremental revenues from 549 net new Starbucks® company-operated store openings over the past 12 months (approximately $140 million for the third quarter and $395 million for the first three quarters).
Licensed store revenue growth also contributed to the increase in total net revenues for the third quarter and the first three quarters of fiscal 2014 (approximately $66 million for the third quarter and $152 million for the first three quarters). The increase for both periods was primarily due to increased product sales to and royalty revenues from our licensees, as a result of improved comparable store sales and the opening of 1,074 net new licensed stores over the past 12 months.
CPG, foodservice and other revenues increased $48 million and $119 million for the third quarter and the first three quarters of fiscal 2014, respectively. These increases were primarily due to increased sales of premium single serve products (approximately $26 million and $74 million, respectively). For the third quarter of fiscal 2014, increased sales volumes of packaged coffee (approximately $16 million) also contributed.

Operating Expenses

	Quarter Ended				Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$1,711.5	$1,597.6	41.2%	42.8%	$5,135.7	$4,748.6	41.9%	42.9%
Store operating expenses	1,176.5	1,084.1	28.3	29.0	3,486.1	3,212.2	28.4	29.0
Other operating expenses	120.6	98.9	2.9	2.6	346.3	330.8	2.8	3.0
Depreciation and amortization expenses	180.1	153.3	4.3	4.1	524.2	455.3	4.3	4.1
General and administrative expenses	269.4	249.6	6.5	6.7	752.6	711.7	6.1	6.4
Litigation charge/(credit)	—	—	—	—	(20.2)	—	(0.2)	—
Total operating expenses	3,458.1	3,183.5	83.3	85.2	10,224.7	9,458.6	83.4	85.4
Income from equity investees	72.9	63.4	1.8	1.7	183.9	170.4	1.5	1.5
Operating income	$768.5	$615.2	18.5%	16.5%	$2,226.3	$1,789.9	18.1%	16.2%
Store operating expenses as a % of related revenues			35.8%	36.3%			35.9%	36.6%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 160 basis points and 100 basis points for the third quarter and first three quarters of fiscal 2014, respectively, primarily driven by lower commodity costs (approximately 80 basis points for both periods), mainly coffee. For the third quarter of fiscal 2014, sales leverage (approximately 50 basis points), primarily on occupancy costs, also contributed to the decrease.
Store operating expenses as a percentage of total net revenues decreased 70 basis points and 60 basis points for the third quarter and for the first three quarters of fiscal 2014, respectively. Store operating expenses as a percentage of company-operated store revenues decreased 50 basis points for the third quarter and 70 basis points for the first three quarters of fiscal 2014. The decrease for the third quarter was primarily driven by sales leverage. The decrease for the first three quarters of fiscal 2014 was primarily driven by higher litigation charges in the first quarter of the prior year period (approximately 30 basis points) and a decrease in marketing (approximately 20 basis points).
Other operating expenses as a percentage of total net revenues increased 30 basis points for the third quarter and decreased 20 basis points for the first three quarters of fiscal 2014. Excluding the impact of company-operated store revenues, other operating expenses increased 80 basis points for the third quarter and decreased 90 basis points for the first three quarters of fiscal 2014. The increase for the third quarter was primarily driven by increased marketing (approximately 50 basis points). The decrease for the first three quarters was primarily driven by sales leverage (approximately 40 basis points).
General and administrative expenses as a percentage of total net revenues decreased 20 basis points and 30 basis points for the third quarter and for the first three quarters of fiscal 2014, respectively. The decrease for the third quarter was primarily driven by sales leverage. The decrease for the first three quarters was primarily due to lapping our leadership conference held in the first quarter of the prior year period.
The $20.2 million litigation credit (contributing approximately 20 basis points for the first three quarters of fiscal 2014) reflects a reduction to our estimated prejudgment interest payable associated with the Kraft arbitration in the first quarter of fiscal 2014, as a result of paying our obligation earlier than anticipated. The $2.8 billion litigation charge was accrued in the fourth quarter of fiscal 2013 and fully extinguished in the first quarter of fiscal 2014.
The combination of these changes resulted in an overall increase in operating margin of 200 basis points for the third quarter and 190 basis points for the first three quarters of fiscal 2014.

Other Income and Expenses

	Quarter Ended				Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$768.5	$615.2	18.5%	16.5%	$2,226.3	$1,789.9	18.1%	16.2%
Interest income and other, net	19.4	3.5	0.5	0.1	57.0	51.4	0.5	0.5
Interest expense	(16.4)	(6.3)	(0.4)	(0.2)	(47.7)	(19.0)	(0.4)	(0.2)
Earnings before income taxes	771.5	612.4	18.6	16.4	2,235.6	1,822.3	18.2	16.4
Income taxes	259.0	194.6	6.2	5.2	755.4	581.4	6.2	5.2
Net earnings including noncontrolling interests	512.5	417.8	12.3	11.2	1,480.2	1,240.9	12.1	11.2
Net earnings attributable to noncontrolling interests	(0.1)	—	—	—	(0.1)	0.6	—	—
Net earnings attributable to Starbucks	$512.6	$417.8	12.3%	11.2%	$1,480.3	$1,240.3	12.1%	11.2%
Effective tax rate including noncontrolling interests			33.6%	31.8%			33.8%	31.9%
For the third quarter and first three quarters of fiscal 2014, net interest income and other increased $16 million and $6 million, respectively. These increases were primarily driven by favorable fair value adjustments from derivatives used to manage our risk of commodity price fluctuations (approximately $4 million for the third quarter and $21 million for the first three quarters)and increased income associated with unredeemed gift cards (approximately $6 million for the third quarter and $9 million for the first three quarters), primarily due to growth in the Starbucks Card program. For the first three quarters of fiscal 2014, an increase in unrealized gains on our trading securities portfolio (approximately $5 million) and net favorable foreign exchange fluctuations (approximately $5 million) also contributed to the overall increase in such period. The increase for the first three quarters of fiscal 2014 was partially offset by lapping the gain on the sale of our equity in the joint venture that operates Starbucks® stores in Mexico in the second quarter of the prior year period (approximately $35 million).
Interest expense increased $10 million for the third quarter and $29 million for the first three quarters of fiscal 2014, respectively, due to interest on the long-term debt we issued in the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013.
The effective tax rate for the quarter ended June 29, 2014 was 33.6% compared to 31.8% for the same quarter in fiscal 2013. The increase in the rate was primarily driven by lapping benefits from releasing certain tax reserves in the prior year period primarily related to expiration of statutes of limitation and the outcome of a federal audit. The effective tax rate for the three quarters ended June 29, 2014 was 33.8% compared to 31.9% for the same period in fiscal 2013. The increase in the rate for the first three quarters of fiscal 2014 was primarily due to lapping the recognition of a net tax benefit in the first quarter of fiscal 2013 primarily from state income tax expense adjustments for returns filed in prior years and lapping benefits from releasing certain tax reserves in the third quarter of fiscal 2013.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
			% of Americas Net Revenues				% of Americas Net Revenues
Total net revenues	$3,057.7	$2,776.5			$8,939.4	$8,221.2
Cost of sales including occupancy costs	1,130.0	1,051.2	37.0%	37.9%	3,353.8	3,143.6	37.5%	38.2%
Store operating expenses	1,002.4	934.8	32.8	33.7	2,965.9	2,786.6	33.2	33.9
Other operating expenses	26.2	23.0	0.9	0.8	75.2	74.1	0.8	0.9
Depreciation and amortization expenses	119.5	105.2	3.9	3.8	346.6	316.2	3.9	3.8
General and administrative expenses	51.1	43.0	1.7	1.5	131.9	143.9	1.5	1.8
Total operating expenses	2,329.2	2,157.2	76.2	77.7	6,873.4	6,464.4	76.9	78.6
Income from equity investees	—	—	—	—	—	2.4	—	—
Operating income	$728.5	$619.3	23.8%	22.3%	$2,066.0	$1,759.2	23.1%	21.4%
Store operating expenses as a % of related revenues			36.2%	36.8%			36.5%	37.2%
Revenues
Americas total net revenues for the third quarter and the first three quarters of fiscal 2014 increased $281 million, or 10%, and $718 million, or 9%, respectively. These increases were primarily due to higher revenues from company-operated stores (contributing $235 million and $621 million, respectively) and licensed stores (contributing $47 million and $103 million, respectively).
The increase in company-operated store revenues for both periods was driven by an increase in comparable store sales (approximately 6% for both periods, or $161 million for the third quarter and approximately $427 million, for the first three quarters). Also contributing were incremental revenues from 316 net new Starbucks® company-operated store openings over the past 12 months (approximately $101 million and $280 million, respectively). Partially offsetting these increases was unfavorable foreign currency exchange (approximately $16 million and $53 million, respectively), primarily driven by the strengthening of the US dollar against the Canadian dollar.
The increases in licensed store revenues were primarily due to increased product sales to and higher royalty revenues from our licensees as a result of improved comparable store sales and the opening of 440 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 90 basis points and 70 basis points for the third quarter and the first three quarters of fiscal 2014, respectively. These decreases were primarily driven by sales leverage (approximately 50 basis points for the third quarter and 40 basis points for the first three quarters), primarily on occupancy costs. Lower commodity costs (approximately 30 basis points for the third quarter and 40 basis points for the first three quarters), mainly coffee, also contributed.
Store operating expenses as a percentage of total net revenues decreased 90 basis points and 70 basis points for the third quarter and the first three quarters of fiscal 2014, respectively. Store operating expenses as a percentage of company-operated store revenues decreased 60 basis points and 70 basis points for the third quarter and for the first three quarters of fiscal 2014, respectively. The decrease for the third quarter was primarily driven by sales leverage. The decrease for the first three quarters was primarily driven by higher litigation charges in the first quarter of the prior year period (approximately 30 basis points) and a decrease in marketing (approximately 20 basis points).
General and administrative expenses as a percentage of total net revenues increased 20 basis points for the third quarter and decreased 30 basis points for the first three quarters of fiscal 2014. The increase for the third quarter was primarily driven by higher compensation-related costs (approximately 20 basis points). The decrease for the first three quarters was primarily due to lapping our leadership conference held in the first quarter of the prior year period (approximately 30 basis points).
The combination of these changes resulted in an overall increase in operating margin of 150 basis points for the third quarter and 170 basis points for the first three quarters of fiscal 2014.
EMEA

	Quarter Ended				Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
			% of EMEA Net Revenues				% of EMEA Net Revenues
Total net revenues	$323.5	$287.2			$973.0	$866.6
Cost of sales including occupancy costs	161.4	147.5	49.9%	51.4%	487.9	440.8	50.1%	50.9%
Store operating expenses	91.4	85.8	28.3	29.9	280.1	259.3	28.8	29.9
Other operating expenses	12.5	9.9	3.9	3.4	35.9	29.0	3.7	3.3
Depreciation and amortization expenses	15.1	13.7	4.7	4.8	44.5	41.6	4.6	4.8
General and administrative expenses	15.0	21.0	4.6	7.3	47.1	59.0	4.8	6.8
Total operating expenses	295.4	277.9	91.3	96.8	895.5	829.7	92.0	95.7
Income from equity investees	1.1	—	0.3	—	3.0	—	0.3	—
Operating income	$29.2	$9.3	9.0%	3.2%	$80.5	$36.9	8.3%	4.3%
Store operating expenses as a % of related revenues			36.3%	37.6%			36.6%	37.0%
Revenues
EMEA total net revenues increased $36 million, or 13%, for the third quarter of fiscal 2014 and increased $106 million, or 12%, for the first three quarters of fiscal 2014. These increases were primarily due to higher revenues from company-operated stores (contributing $24 million and $66 million, respectively), primarily due to favorable foreign currency exchange (approximately $18 million and $36 million, respectively), primarily driven by the weakening of the US dollar against the British pound and the Euro, and an increase in comparable store sales (approximately 3%, or $8 million, for the third quarter and approximately 5%, or $32 million, for the first three quarters).
Licensed store revenues grew (approximately $11 million, or 23%, for the third quarter and $36 million, or 26%, for the first three quarters), due to increased equipment and product sales to and higher royalty revenues from our licensees, primarily from the opening of 166 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 150 basis points for the third quarter and 80 basis points for the first three quarters of fiscal 2014. The decrease for the third quarter was primarily due to sales leverage (approximately 80 basis points), largely driven by the shift to more licensed stores in the region. Also contributing to the decrease for the third quarter were favorable foreign currency fluctuations (approximately 60 basis points) and lower coffee costs (approximately 50 basis points). The decrease for the first three quarters was primarily driven by lower coffee costs (approximately 60 basis points), sales leverage (approximately 50 basis points) and improved inventory management (approximately 40 basis points). The decreases for both periods were partially offset by lapping a reduction to the estimated asset retirement obligations of our store leases in the region in fiscal 2013 (approximately 70 basis points for the third quarter and 80 basis points for the first three quarters).
Store operating expenses as a percentage of total net revenues decreased 160 basis points and 110 basis points for the third quarter and the first three quarters of fiscal 2014, respectively. As a percentage of company-operated store revenues, store operating expenses decreased 130 basis points for the third quarter and 40 basis points for the first three quarters of fiscal 2014. The decrease for the third quarter was primarily due to decreased marketing (approximately 90 basis points). The decrease for the first three quarters was primarily due to sales leverage (approximately 40 basis points).

Other operating expenses as a percentage of total net revenues increased 50 basis points and 40 basis points for the third quarter and the first three quarters of fiscal 2014, respectively. Excluding the impact of company-operated store revenues, other operating expenses increased 60 basis points for the third quarter and was flat for the first three quarters. The increase in the third quarter was primarily driven by higher performance-based compensation (approximately 60 basis points).
General and administrative expenses as a percentage of total net revenues decreased 270 basis points and 200 basis points for the third quarter and the first three quarters of fiscal 2014, respectively. These decreases were primarily due to sales leverage and reduced support costs, largely driven by the shift to more licensed stores (approximately 250 basis points for the third quarter and 190 basis points for the first three quarters of fiscal 2014).
The combination of these changes resulted in an overall increase in operating margin of 580 basis points for the third quarter and 400 basis points for the first three quarters of fiscal 2014.
China / Asia Pacific

	Quarter Ended				Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
			% of CAP Net Revenues				% of CAP Net Revenues
Total net revenues	$287.6	$233.7			$819.8	$661.4
Cost of sales including occupancy costs	137.8	112.5	47.9%	48.1%	398.0	323.9	48.5%	49.0%
Store operating expenses	54.8	42.2	19.1	18.1	158.5	121.9	19.3	18.4
Other operating expenses	13.2	12.0	4.6	5.1	34.8	33.7	4.2	5.1
Depreciation and amortization expenses	11.3	8.6	3.9	3.7	33.4	24.4	4.1	3.7
General and administrative expenses	16.0	14.0	5.6	6.0	43.1	37.5	5.3	5.7
Total operating expenses	233.1	189.3	81.1	81.0	667.8	541.4	81.5	81.9
Income from equity investees	46.3	40.3	16.1	17.2	116.8	105.3	14.2	15.9
Operating income	$100.8	$84.7	35.0%	36.2%	$268.8	$225.3	32.8%	34.1%
Store operating expenses as a % of related revenues			25.3%	24.6%			25.5%	25.5%
Revenues
China/Asia Pacific total net revenues for the third quarter and the first three quarters of fiscal 2014 increased $54 million, or 23%, and $158 million, or 24%, respectively, primarily due to increased revenues from company-operated stores (contributing $45 million for the third quarter and $143 million for the first three quarters). The increases in company-operated store revenues were primarily driven by the opening of 238 net new company-operated stores over the past 12 months (approximately $38 million for the third quarter and $115 million for the first three quarters) and an increase in comparable store sales (approximately 7% for both periods, or $12 million for the third quarter and $35 million for the first three quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 20 basis points for the third quarter of fiscal 2014 and 50 basis points for the first three quarters of fiscal 2014. The decrease for the third quarter was primarily due to company-operated store revenue growth outpacing licensed store revenue growth (approximately 20 basis points). The decrease for the first three quarters was primarily due to sales leverage (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues increased 100 basis points for the third quarter and 90 basis points for the first three quarters of fiscal 2014. As a percentage of company-operated store revenues, store operating expenses increased 70 basis points for the third quarter, primarily driven by higher costs associated with supporting store growth (approximately 60 basis points), such as salaries and benefits. Store operating expenses as a percentage of company-operated store revenues were flat for the first three quarters.
Other operating expenses as a percentage of total net revenues decreased 50 basis points for the third quarter of fiscal 2014 and 90 basis points for the first three quarters of fiscal 2014. Excluding the impact of company-operated store revenues, other operating expenses decreased 60 basis points for the third quarter and 90 basis points for the first three quarters, primarily due to sales leverage and cost management.
Income from equity investees increased $6 million for the third quarter of fiscal 2014 and $12 million for the first three quarters of fiscal 2014, driven by higher income from our joint venture operations, mainly in South Korea and China. Higher income from our Japan joint venture also contributed to the third quarter increase. The increase for the first three quarters was partially offset by unfavorable foreign currency fluctuations due to the weakening of the Yen against the US dollar. These fluctuations, paired with the accelerated growth in segment revenues resulting from the shift in the composition of the store portfolio to more company-operated stores, resulted in income from equity investees declining as a percentage of total net revenues.
The changes in the above items resulted in an overall decrease in operating margin of 120 basis points for the third quarter and 130 basis points for the first three quarters of 2014.
Channel Development

	Quarter Ended				Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Total net revenues	$375.3	$331.0			$1,146.8	$1,043.5
Cost of sales	208.3	213.1	55.5%	64.4%	667.5	660.9	58.2%	63.3%
Other operating expenses	48.3	39.0	12.9	11.8	142.9	140.5	12.5	13.5
Depreciation and amortization expenses	0.4	0.2	0.1	0.1	1.2	0.9	0.1	0.1
General and administrative expenses	4.5	5.5	1.2	1.7	13.8	16.8	1.2	1.6
Total operating expenses	261.5	257.8	69.7	77.9	825.4	819.1	72.0	78.5
Income from equity investees	25.5	23.1	6.8	7.0	64.1	62.7	5.6	6.0
Operating income	$139.3	$96.3	37.1%	29.1%	$385.5	$287.1	33.6%	27.5%
Revenues
Total Channel Development net revenues for the third quarter and the first three quarters of fiscal 2014 increased $44 million, or 13%, and $103 million, or 10%, respectively, primarily driven by increased sales of premium single serve products (approximately $26 million for the third quarter and $74 million for the first three quarters). Contributing to increased revenues in the third quarter was an increase in US packaged coffee sales (approximately $16 million) driven by increased sales volumes compared to the prior year period. Increased foodservice revenues (approximately $5 million for the third quarter and $18 million for the first three quarters) driven by increased sales volumes, also contributed.
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 890 basis points for the third quarter and 510 basis points for the first three quarters of fiscal 2014. The decrease was primarily driven by lower coffee costs (approximately 540 basis points for the third quarter and 460 basis points for the first three quarters). Also contributing to the decrease in the third quarter was improved inventory management compared to the prior year period (approximately 170 basis points).
Other operating expenses as a percentage of total net revenues increased 110 basis points for the third quarter and decreased 100 basis points for the first three quarters of fiscal 2014. The increase for the third quarter was primarily driven by increased marketing (approximately 70 basis points), largely due to the timing of product launches. The decrease for the first three quarters was primarily driven by sales leverage.
Income from equity investees increased $2 million for the third quarter and $1 million for the first three quarters of fiscal 2014. The increase for both periods was driven by higher income from our North American Coffee Partnership joint venture, primarily due to strong sales of bottled Frappuccino®. The growth in segment revenues resulted in our joint venture income declining as a percentage of total net revenues.
The combination of these changes resulted in an overall increase in operating margin of 800 basis points for the third quarter and 610 basis points for the first three quarters of fiscal 2014.

All Other Segments

	Quarter Ended			Three Quarters Ended
	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Total net revenues	$109.6	$106.9	2.5%	$388.1	$285.4	36.0%
Cost of sales	65.9	66.5	(0.9)	217.2	172.5	25.9
Store operating expenses	27.9	21.3	31.0	81.6	44.4	83.8
Other operating expenses	20.5	15.2	34.9	58.1	53.8	8.0
Depreciation and amortization expenses	3.9	3.6	8.3	11.3	7.9	43.0
General and administrative expenses	10.3	9.7	6.2	32.9	24.8	32.7
Total operating expenses	128.5	116.3	10.5	401.1	303.4	32.2
Operating income/(loss)	$(18.9)	$(9.4)	101.1%	$(13.0)	$(18.0)	(27.8)%
All Other Segments includes Teavana, Seattle's Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments increased $3 million for the third quarter of fiscal 2014 and $103 million for the first three quarters of fiscal 2014. The increase for the third quarter was primarily driven by increased sales in our emerging businesses. The increase for the first three quarters was primarily driven by having an additional quarter of Teavana revenues in fiscal 2014 as Teavana was acquired at the beginning of the second quarter of fiscal 2013 (approximately $92 million).
Total operating expenses increased $12 million for the third quarter and $98 million for the first three quarters of fiscal 2014. The increase for the third quarter was driven by investments to support growth in our emerging businesses. The increase for the first three quarters was primarily due to having an additional quarter of Teavana expenses in fiscal 2014 as Teavana was acquired at the beginning of the second quarter of fiscal 2013.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Americas
Company-operated stores	69	62	155	112	8,233	7,914
Licensed stores	80	96	264	228	5,679	5,239
Total Americas	149	158	419	340	13,912	13,153
EMEA(1)
Company-operated stores	(3)	1	1	(23)	839	844
Licensed stores	40	42	132	95	1,263	1,097
Total EMEA	37	43	133	72	2,102	1,941
China / Asia Pacific
Company-operated stores	45	48	159	161	1,065	827
Licensed stores	115	71	384	230	3,360	2,858
Total China / Asia Pacific	160	119	543	391	4,425	3,685
All Other Segments(2)
Company-operated stores	10	27	21	336	378	350
Licensed stores	(12)	(6)	(20)	4	46	80
Total All Other Segments	(2)	21	1	340	424	430
Total Company	344	341	1,096	1,143	20,863	19,209
(1) EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the second quarter of fiscal 2014.
(2) Net new stores for the three quarters ended June 30, 2013 includes 337 Teavana stores acquired in the second quarter of fiscal 2013.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and investments totaled $2.0 billion and $3.3 billion as of June 29, 2014 and September 29, 2013, respectively. As discussed below, in the first quarter of fiscal 2014 we paid $2.8 billion for the Kraft arbitration matter that was accrued in the fourth quarter of fiscal 2013. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including government treasury securities (foreign and domestic), corporate bonds, mortgage and asset-backed securities, state and local government obligations, certificates of deposit and agency obligations. As of June 29, 2014, approximately $1.3 billion of our cash and investments were held in foreign subsidiaries.
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

The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 29, 2014, we were in compliance with all applicable covenants.
Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on February 5, 2018. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for US dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 29, 2014, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of June 29, 2014.
Under our commercial paper program, as approved by our Board of Directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $727 million under our commercial paper program (the $750 million committed credit facility amount, less $23 million in outstanding letters of credit). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. In the first quarter of fiscal 2014, we issued and subsequently repaid commercial paper borrowings of $225 million to fund a portion of the $2.8 billion payment for the Kraft arbitration matter. We had no borrowings under our commercial paper program during the third quarter of fiscal 2014.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of June 29, 2014 to be indefinitely reinvested and, accordingly, no US income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US we would be subject to additional US income taxes, which could be material. We do not believe it is practical to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
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
During the third quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend to shareholders of $0.26 per share to be paid on August 22, 2014 to shareholders of record as of the close of business on August 7, 2014. We repurchased

8.2 million shares of common stock ($595.2 million) during the first three quarters of fiscal 2014 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of June 29, 2014 totaled 18.1 million.
Cash Flows
Cash used by operating activities was $133.4 million for the first three quarters of fiscal 2014, compared to cash provided by operating activities of $2.0 billion for the same period in fiscal 2013. The decrease was driven by the first quarter payment of $2.8 billion for the Kraft arbitration matter discussed above. This was partially offset by cash provided by operating activities of $2.6 billion resulting from increased earnings and improvements in working capital accounts.
Cash used by investing activities for the first three quarters of fiscal 2014 totaled $1.1 billion, compared to $998.4 million for the same period in fiscal 2013. The change was primarily due to increased investments in long-term securities during the first three quarters of fiscal 2014, partially offset by the use of cash to acquire Teavana in the second quarter of fiscal 2013.
Cash used by financing activities for the first three quarters of fiscal 2014 totaled $295.7 million, compared to $783.8 million for the same period in fiscal 2013. The change was primarily due to the proceeds from the issuance of long-term debt in the first quarter of fiscal 2014, partially offset by a decrease in the excess tax benefit from the exercise of stock options as a result of fewer option exercises during the period. An increase in cash returned to shareholders through higher dividend payments also contributed.
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
Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season in December. Excluding the impact of our $2.8 billion cash payment in the first quarter of fiscal 2014 related to the Kraft arbitration matter, our cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash loaded onto Starbucks Cards during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when purchased, seasonal fluctuations on the consolidated statements of earnings are much less pronounced. Quarterly results are affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During the third quarter of fiscal 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 29, 2014).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended June 29, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
March 31, 2014 — April 27, 2014	1,926,430	$70.87	1,926,430	20,364,914
April 28, 2014 — May 25, 2014	2,149,647	70.35	2,149,647	18,215,267
May 26, 2014 — June 29, 2014	83,200	74.98	83,200	18,132,067
Total	4,159,277	$70.68	4,159,277

(1)	Monthly information is presented by reference to our fiscal months during the third quarter of fiscal 2014.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On November 15, 2012, we publicly announced the authorization of up to an additional 25 million shares. This authorization has no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1

3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	10-K	0-20322	11/16/2012	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 29, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 29, 2014

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president and chief financial officer
Signing on behalf of the registrant and as principal financial officer