Form 10-K
period 2014-09-28
STARBUCKS CORP
filed 2014-11-14
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2014
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 28, 2014 as reported on the NASDAQ Global Select Market was $54 billion. As of November 7, 2014, there were 748.3 million shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 18, 2015 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 28, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," "may," "aims," "intends," or "projects." A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations". Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business
General
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 65 countries. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "SBUX." We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of fresh food items, through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and national foodservice accounts. In addition to our flagship Starbucks Coffee brand, we also sell goods and services under the following brands: Teavana, Tazo, Seattle’s Best Coffee, Evolution Fresh, La Boulange and Ethos.
Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this, we are continuing the disciplined expansion of our global store base, adding stores in both existing, developed markets such as the US, and in newer, higher growth markets such as China, as well as optimizing the mix of company-operated and licensed stores in each market. In addition, by leveraging the experience gained through our traditional store model, we continue to offer consumers new coffee and other products in a variety of forms, across new categories, and through diverse channels. We also believe our Starbucks Global Responsibility strategy, commitments related to ethically sourcing high-quality coffee and contributing positively to the communities we do business in, and being an employer of choice are contributors to our objective.
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended September 28, 2014 ("fiscal 2014"), Starbucks Corporation (together with its subsidiaries) is referred to as "Starbucks," the "Company," "we," "us" or "our."
Segment Financial Information
We have four reportable operating segments: 1) Americas, which is inclusive of the US, Canada, and Latin America; 2) Europe, Middle East, and Africa ("EMEA"); 3) China/Asia Pacific ("CAP") and 4) Channel Development. We also have several non-reportable operating segments, including Teavana, Seattle's Best Coffee, Evolution Fresh, and our Digital Ventures business, which are combined and referred to as All Other Segments. Revenues from our reportable segments and All Other Segments as a percentage of total net revenues for fiscal 2014 were as follows: Americas (73%), EMEA (8%), CAP (7%), Channel Development (9%) and All Other Segments (3%).
Our Americas, EMEA, and CAP segments include both company-operated and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our EMEA and CAP operations are still in the early stages of development and require a more extensive support organization, relative to their current levels of revenue and operating income, than our Americas operations. In certain markets within EMEA and CAP, occupancy costs and store operating expenses can be higher than in the Americas segment due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. The Americas and EMEA segments also include certain foodservice accounts, primarily in Canada and the UK. Our Americas segment also includes our La Boulange® retail stores.
Our Channel Development segment includes roasted whole bean and ground coffees, premium Tazo® teas, Starbucks- and Tazo-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino® beverages, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers® beverages, and other branded products sold worldwide through channels such as grocery stores, warehouse clubs, specialty retailers, convenience stores, and US foodservice accounts.
Starbucks segment information is included in Note 16, Segment Reporting, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

Revenue Components
We generate nearly all of our revenues through company-operated stores, licensed stores, consumer packaged goods ("CPG") and foodservice operations.
Company-operated and Licensed Store Summary as of September 28, 2014

	Americas	As a% of Total Americas Stores	EMEA	As a% of Total EMEA Stores	CAP	As a% of Total CAP Stores	All Other Segments	As a% of Total All Other Segments Stores	Total	As a% of Total Stores
Company-operated stores	8,395	59%	817	38%	1,132	24%	369	90%	10,713	50%
Licensed stores	5,796	41%	1,323	62%	3,492	76%	42	10%	10,653	50%
Total	14,191	100%	2,140	100%	4,624	100%	411	100%	21,366	100%
The mix of company-operated versus licensed stores in a given market will vary based on several factors, including our ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks, and our ability to leverage the support infrastructure in an existing geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 79% of total net revenues during fiscal 2014. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea and related products, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service, as well as clean and well-maintained company-operated stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
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

Company-operated store data for the year-ended September 28, 2014:

	Stores Open as of				Stores Open as of
	Sep 29, 2013	Opened	Closed	Net	Sep 28, 2014
Americas:
US	7,049	287	(33)	254	7,303
Canada	940	56	(13)	43	983
Brazil	70	19	—	19	89
Puerto Rico	19	1	—	1	20
Total Americas	8,078	363	(46)	317	8,395
EMEA(1):
UK(1)	522	1	(17)	(16)	506
Germany	157	1	(6)	(5)	152
France	72	6	—	6	78
Switzerland	52	3	—	3	55
Austria	16	2	(1)	1	17
Netherlands	7	2	—	2	9
Total EMEA	826	15	(24)	(9)	817
CAP(2):
China	614	217	(8)	209	823
Thailand	174	31	(2)	29	203
Singapore	94	16	(4)	12	106
Total CAP	882	264	(14)	250	1,132
All Other Segments:
Teavana	338	27	—	27	365
Seattle's Best Coffee	15	—	(15)	(15)	—
Evolution Fresh	4	—	—	—	4
Total All Other Segments	357	27	(15)	12	369
Total company-operated	10,143	669	(99)	570	10,713

(1)	EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the second and fourth quarters of fiscal 2014.

(2)	CAP store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014.
Starbucks® company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses, and in select rural and off-highway locations. We are continuing the expansion of our various store formats, including Drive Thru stores, to provide a greater degree of access and convenience for our customers.
Starbucks® stores offer a choice of coffee and tea beverages, as well as other premium coffee, tea and related products, including distinctively packaged roasted whole bean and ground coffees, a variety of premium single-serve and ready-to-drink coffee and tea products, juices and bottled water. Starbucks® stores also offer an assortment of fresh food offerings, including selections focusing on high-quality ingredients, nutritional value and great flavor. A focused selection of beverage-making equipment and accessories are also sold in our stores. Each Starbucks® store varies its product mix depending upon the size of the store and its location. To complement the in-store experience, our company-operated Starbucks® stores in the US, Canada, and certain other international markets also provide customers free access to wireless internet.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Beverages	73%	74%	75%
Food	18%	18%	17%
Packaged and single-serve coffees and teas	4%	4%	4%
Other(1)	5%	4%	4%
Total	100%	100%	100%

(1)	"Other" primarily includes sales of ready-to-drink beverages, serveware and coffee-making equipment, among other items.
In fiscal 2014, we moved ready-to-drink beverage revenues from the "Food" category to the "Other" category and combined packaged and single-serve teas, which were previously included in the "Other" category, with packaged and single serve coffees, which are now categorized as "Packaged and single-serve coffees and teas." Additionally, we revised our discount allocation methodology to more precisely allocate sales discounts to the various revenue product categories. None of these changes had a material impact on the composition of our retail sales mix by product type. Prior period amounts have been revised to be consistent with the current period presentation.
Stored Value Cards
The Starbucks Card and our other branded stored value card programs are designed to provide customers with a convenient payment method, support gifting, and increase the frequency of store visits by cardholders, in part through the related My Starbucks Rewards® loyalty program. Stored value cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, China, Brazil, and many of our markets in the EMEA segment, as well as on-line, via the Starbucks mobile app, and through other retailers, including a number of other international locations. Customers may access their card balances by utilizing their stored value card or the Starbucks® mobile app in participating stores, which also includes certain Teavana®, Evolution Fresh™, and La Boulange® locations. Customers who register their card in the US, Canada, and certain other countries are automatically enrolled in the My Starbucks Rewards® program and can receive various benefits depending on factors such as the number of reward points ("Stars") earned in a 12-month period.
Licensed Stores
Revenues from our licensed stores accounted for 10% of total net revenues in fiscal 2014. Licensed stores generally have a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in its share of costs as these are primarily incurred by the licensee.
In our licensed store operations, we leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we receive royalties and license fees from and sell coffee, tea and related products to licensees for use in their operations or resale to customers. We also sell certain equipment, such as coffee brewers and espresso machines, to our licensees for use in their operations. Employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. For Teavana® and Seattle's Best Coffee®, as well as Starbucks® stores within certain markets, we also use traditional franchising.

Licensed store data for the year-ended September 28, 2014:

	Stores Open as of				Stores Open as of
	Sep 29, 2013	Opened	Closed	Net	Sep 28, 2014
Americas:
US	4,408	361	(110)	251	4,659
Mexico	403	31	—	31	434
Canada	397	69	(4)	65	462
Other	207	37	(3)	34	241
Total Americas	5,415	498	(117)	381	5,796
EMEA(1):
UK(1)	242	47	(4)	43	285
Turkey	193	32	(5)	27	220
United Arab Emirates	107	12	(4)	8	115
Spain	82	5	(1)	4	86
Kuwait	69	4	(1)	3	72
Saudi Arabia	62	9	(4)	5	67
Russia	65	24	(2)	22	87
Other	323	74	(6)	68	391
Total EMEA	1,143	207	(27)	180	1,323
CAP(2):
Japan	1,000	61	(1)	60	1,060
China	403	146	(5)	141	544
South Korea	559	159	(18)	141	700
Taiwan	297	32	(6)	26	323
Philippines	216	25	(1)	24	240
Other(2)	525	117	(17)	100	625
Total CAP	3,000	540	(48)	492	3,492
All Other Segments:
Teavana	28	3	(2)	1	29
Seattle's Best Coffee	38	1	(26)	(25)	13
Total All Other Segments	66	4	(28)	(24)	42
Total licensed	9,624	1,249	(220)	1,029	10,653

(1)	EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the second and fourth quarters of fiscal 2014.

(2)	CAP store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014.
Consumer Packaged Goods
Revenues from sales of consumer packaged goods comprised 8% of total net revenues in fiscal 2014. Consumer packaged goods includes both domestic and international sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse clubs and specialty retail stores. It also includes revenues from product sales to and licensing revenues from manufacturers that produce and market Starbucks- and Seattle’s Best Coffee-branded products through licensing agreements.

Foodservice
Revenues from foodservice accounts comprised 3% of total net revenues in fiscal 2014. We sell Starbucks® and Seattle’s Best Coffee® roasted whole bean and ground coffees, a selection of premium Tazo® teas, Starbucks VIA® Ready Brew, and other coffee and tea related products to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. We also sell our Seattle’s Best Coffee® through arrangements with national accounts. The majority of the sales in this channel come through national broadline distribution networks with SYSCO Corporation, US Foodservice™, and other distributors.
Product Supply
Starbucks is committed to selling the finest whole bean coffees and coffee beverages. To ensure compliance with our rigorous coffee standards, we control coffee purchasing, roasting and packaging, and the global distribution of coffee used in our operations. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards for our many blends and single origin coffees.
The price of coffee is subject to significant volatility. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a premium above the "C" coffee commodity price. Both the premium and the commodity price depend upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions. Price is also impacted by trading activities in the arabica coffee futures market, including hedge funds and commodity index funds. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base "C" coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to select a date on which to "fix" the base "C" coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. Total green coffee purchase commitments as of September 28, 2014 were $1.1 billion, comprised of $417 million under fixed-price contracts and an estimated $718 million under price-to-be-fixed contracts. As of September 28, 2014, approximately $29 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts and approximately $16 million were price-protected through the use of collar instruments. All price-to-be-fixed contracts as of September 28, 2014 were at the Company’s option to fix the base "C" coffee commodity price component. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2015.
We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.
To help ensure the future supply of high-quality green coffee, and to reinforce our leadership role in the coffee industry, Starbucks operates six farmer support centers. The farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields.
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
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs. In addition, Starbucks has registered and maintains numerous Internet domain names, including "Starbucks.com," "Starbucks.net," "Tazo.com," "Seattlesbest.com" and "Teavana.com."
Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season in December. Excluding the impact of a $2.8 billion cash payment in the first quarter of fiscal 2014 related to the Kraft arbitration matter, our cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are issued to and loaded by customers during the holiday season. Since revenues from Starbucks Cards are recognized upon redemption and not when purchased, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. Quarterly results are also affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Employees
Starbucks employed approximately 191,000 people worldwide as of September 28, 2014. In the US, Starbucks employed approximately 141,000 people, with approximately 133,000 in company-operated stores and the remainder in support facilities, store development, and roasting, manufacturing, warehousing and distribution operations. Approximately 50,000 employees were employed outside of the US, with approximately 47,000 in company-operated stores and the remainder in regional support operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.
Executive Officers of the Registrant

Name	Age	Position
Howard Schultz	61	chairman, president and chief executive officer
Troy Alstead	51	chief operating officer
Cliff Burrows	55	group president, US, Americas and Teavana
John Culver	54	group president, China, Asia Pacific, Channel Development and Emerging Brands
Scott Maw	47	executive vice president, chief financial officer
Lucy Lee Helm	57	executive vice president, general counsel and secretary

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
Troy Alstead joined Starbucks in 1992 and has served as chief operating officer since February 2014. Mr. Alstead is responsible for overseeing Starbucks day-to-day operations, including aligning and prioritizing Company investments and operations across the global business units. He also has oversight responsibility for Starbucks Global Technology, Global Supply Chain, and Global Finance organizations. From September 2013 to February 2014, he served as chief financial officer and group president, Global Business Services. Mr. Alstead previously served as chief financial officer and chief administrative officer from November 2008 to September 2013, as chief operating officer, Starbucks Greater China from April 2008 to October 2008, senior vice president, Global Finance and Business Operations from August 2007 to April 2008, and senior vice president, Corporate Finance from September 2004 to August 2007. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004.
Cliff Burrows joined Starbucks in April 2001 and has served as group president, US, Americas and Teavana since February 2014. From May 2013 to February 2014, he served as group president, Americas and US, EMEA (Europe, Middle East and Africa) and Teavana. Mr. Burrows served as president, Starbucks Coffee Americas and US from October 2011 to May 2013 and as president, Starbucks Coffee US from March 2008 to October 2011. He served as president, Europe, Middle East and Africa (EMEA) from April 2006 to March 2008. He served as vice president and managing director, UK prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and housewares retailer.
John Culver joined Starbucks in August 2002 and has served as group president, China, Asia Pacific, Channel Development and Emerging Brands since May 2013. Mr. Culver served as president, Starbucks Coffee China and Asia Pacific from October 2011 to May 2013. From December 2009 to October 2011, he served as president, Starbucks Coffee International. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007.
Scott Maw joined Starbucks in August 2011 and has served as executive vice president, chief financial officer since February 2014. From October 2012 to February 2014, he served as senior vice president, Corporate Finance and as corporate controller from August 2011 to October 2012. Prior to joining Starbucks, Mr. Maw served as chief financial officer of SeaBright Insurance Company from February 2010 to August 2011. From October 2008 to February 2010 Mr. Maw served as chief financial officer of the Consumer Banking division of JPMorgan Chase & Co., having held a similar position at Washington Mutual Bank prior to its acquisition by Chase. From 1994 to 2003, he served in various finance leadership positions at General Electric Company.
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
Global Responsibility
We are committed to being a deeply responsible company in the communities where we do business. Our focus is on ethically sourcing high-quality coffee, reducing our environmental impacts and contributing positively to communities around the world. Starbucks Global Responsibility strategy and commitments are integral to our overall business strategy. As a result, we believe we deliver benefits to our stakeholders, including employees, business partners, customers, suppliers, shareholders, community members and others. For an overview of Starbucks Global Responsibility strategy and commitments, please visit www.starbucks.com/responsibility.

Available Information
Starbucks 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission ("SEC"), are publicly available free of charge on the Investor Relations section of our website at investor.starbucks.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, code of ethics and Board committee charters and policies are also posted on the Investor Relations section of Starbucks website at investor.starbucks.com. The information on our website is not part of this or any other report Starbucks files with, or furnishes to, the SEC.
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
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macro-economic conditions. Our customers may have less money for discretionary purchases and may stop or reduce their purchases of our products or trade down to Starbucks or competitors' lower priced products as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes and reduced access to credit. Decreases in customer traffic and/or average value per transaction will negatively impact our financial performance as reduced revenues without a corresponding decrease in expenses result in sales de-leveraging, which creates downward pressure on margins and also negatively impacts comparable store sales, net revenues, operating income and earnings per share. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

•
Our success depends substantially on the value of our brands and failure to preserve their value, either through our actions or those of our business partners, could have a negative impact on our financial results.

We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience and for our corporate social responsibility programs. Our brand is recognized throughout the world and we have received high ratings in global brand value studies. To be successful in the future, particularly outside of the US, where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities.
Additionally, our business strategy, including our plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of business partners, including licensee and joint venture relationships, particularly in our international markets. Licensees and food service operators are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, certain of these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures they may face. We believe customers expect the same quality of products and service from our licensees and food services providers as they do from us and we strive to ensure customers receive the same quality of products and service experience whether they visit a company-operated store, licensed store or food service location. We also source our food, beverage and other products from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases such products are produced or sourced by our licensees directly.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust, such as actual or perceived breaches of privacy, contaminated food, recalls or other potential incidents discussed in this risk factors section, particularly if the incidents receive considerable publicity, including rapidly through social or digital media, or result in litigation, can significantly reduce brand value and have a negative impact on our financial results. Consumer demand for our products and our brand equity could diminish significantly if we or our licensees or other business partners fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, including with respect to the sourcing or content of our products, fail to comply with laws and regulations or fail to deliver a consistently positive consumer experience in each of our markets. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, including from unauthorized uses of our brand or other of our intellectual property assets, can erode consumer trust and our brand value and have a negative impact on our financial results.

•
The unauthorized access, theft or destruction of customer or employee personal, financial or other data or of Starbucks proprietary or confidential information that is stored in our information systems could impact our reputation and brand and expose us to potential liability and loss of revenues.

Our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems and rewards programs, and for administrative functions, as well as the information technology systems of our third party business partners and service providers, can contain personal, financial or other information that is entrusted to us by our customers and employees. Our information technology systems also contain Starbucks proprietary and other confidential information related to our business. Security breaches of our or a third party’s information technology systems that result in the unauthorized access, theft or destruction of customers' or employees' data or that of the Company stored in such systems, including through cyber-attacks or other external or internal methods, could result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain or attract new customers and the potential disruption to our business and plans. Such security breaches also could result in a violation of applicable US and international privacy and other laws, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to these incidents, which could also result in similar exposure to liability. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems. Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third party business partners or service providers, even if no breach has been attempted or has occurred, can also adversely impact our brand and reputation and materially impact our business. Like many other retail companies and because of the prominence of our brand, we have experienced frequent attempts to compromise our information technology systems but none have resulted in a material breach. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. We continue to make significant investments in technology, third party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and prevent breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

•
Incidents involving food-borne illnesses, food tampering, food contamination or mislabeling, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our products, could harm our business.

Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food processing, grocery and quick-service restaurant sectors and could affect us as well. Any report linking us to the use of unclean water, food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage our brand value and severely hurt sales of our beverages and food products, and possibly lead to product liability claims, litigation (including class actions) or damages. Clean water is critical to the preparation of coffee and tea beverages and our ability to ensure a clean water supply to our stores can be limited, particularly in some international locations. We have also incorporated many products in our food and beverage lineup that require freezing or refrigeration, including produce (such as fruits and vegetables in our salads and juices), dairy products (such as milk and cheeses) and meats. If customers become ill from food-borne illnesses, tampering, contamination, mislabeling or other food-safety issues, we could also be forced to temporarily close some stores and/or supply chain facilities, as well as recall products. In addition, instances of food-safety issues, even those involving solely the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could, by resulting in negative publicity about us or the foodservice industry in general, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of food-safety concerns or negative publicity, or as a result of a temporary closure of any of our stores or recalls, as well as adverse results of claims or litigation, could materially harm our business and results of operations.
Some of our products contain caffeine, dairy products, sugar and other compounds, the health effects of which are the subject of public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other compounds can lead to a variety of adverse health effects. Particularly in the US, there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations.

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

•	continuing the growth of our Channel Development business;

•	balancing disciplined global store growth and existing store renovation while meeting target store-level unit economics in a given market;

•	executing a multi-channel advertising and marketing campaign to effectively communicate our message directly to Starbucks consumers and employees; and

•	strategic acquisitions, divestitures or joint ventures.
In addition to other factors listed in this risk factors section, factors that may adversely affect the successful implementation of these initiatives, which could adversely impact our business and financial results, include construction cost increases associated with new store openings and remodeling of existing stores; delays in store openings for reasons beyond our control or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets in the US and internationally; lack of customer acceptance of new products due to price increases necessary to cover the costs of new products or higher input costs; the degree to which we enter into, maintain, develop and are able to negotiate appropriate terms and conditions of, and enforce, commercial and other agreements; not successfully consummating favorable strategic transactions or integrating acquired businesses; or the deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives. If we are not successful in implementing these strategic initiatives, we may be required to evaluate whether certain assets, including other intangibles and goodwill, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.
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
Our financial performance is highly dependent on our Americas operating segment, as it comprised approximately 73% of consolidated total net revenues in fiscal 2014. If the Americas operating segment revenue trends slow or decline our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the Americas segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international business and other initiatives and for returning cash to shareholders.

•	We are increasingly dependent on the success of our CAP and EMEA operating segments in order to achieve our growth targets.
Our future growth increasingly depends on the growth and sustained profitability of our CAP and EMEA operating segments. Some or all of our international market business units ("MBUs"), which we generally define by the countries in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of these international operations may be adversely affected by economic downturns in one or more of the countries in which our large MBUs operate. In particular, our China MBU contributes meaningfully to both net revenues and earnings for our CAP segment and our Japan MBU contributes significantly to earnings in that segment. In the EMEA segment, our UK MBU accounts for a significant portion of the net revenues. A decline in performance of any of these MBUs could have a material adverse impact on the results of our international operations.
Additionally, some factors that will be critical to the success of the CAP and EMEA segments are different than those affecting our US stores and licensees. Tastes naturally vary by region, and consumers in some MBUs may not embrace our products to the same extent as consumers in the US or other international markets. Occupancy costs and store operating expenses can be higher internationally than in the US due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to more developed operations, such as in the US. Additionally, our international joint venture partners or licensees may face capital constraints or other factors that may limit the speed at which they are able to expand and develop in a certain market.
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

•	import or other business licensing requirements;

•	the enforceability of intellectual property and contract rights;

•	limitations on the repatriation of funds and foreign currency exchange restrictions due to current or new US and international regulations;

•	in developing economies, the growth rate in the portion of the population achieving sufficient levels of disposable income may not be as fast as we forecast;

•
difficulty in staffing, developing and managing foreign operations and supply chain logistics, including ensuring the consistency of product quality and service, due to governmental actions affecting supply chain logistics, distance, language and cultural differences, as well as challenges in recruiting and retaining high quality employees in local markets;

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

We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility and has and may again increase significantly due to one or more of the factors described below. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the "C" price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the "C" coffee commodity price do increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base "C" coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to tea and those related to food inputs, such as cocoa, produce, baking ingredients, meats and energy, are important to our operations. Increases in the cost of dairy products and other commodities, or lack of availability, especially in international markets, could have an adverse impact on our profitability.

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
Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could adversely impact our business, financial condition and/or results of operations:

•	increases in labor costs such as increased health care costs, general market and minimum wage levels and workers' compensation insurance costs;

•	adverse outcomes of litigation; and

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

•
We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business and could adversely affect our financial results.

We rely heavily on information technology systems across our operations, including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, mobile payments, reloads and loyalty functionality and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, integrity and capacity of these systems. We also rely on third party providers and platforms for some of these information technology systems and support. Although we have security measures in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, catastrophic events, problems with transitioning to upgraded or replacement systems or platforms, flaws in third party software, or a breach in the security of these systems or platforms, including through cyber-attacks. If our disaster recovery and business continuity plans do not resolve these issues in an effective manner they could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results.

•	Failure to comply with applicable laws and regulations could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable trade, labor, healthcare, privacy, food, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure to comply with the various laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The significant properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
Rancho Cucamonga, CA	265,000	Manufacturing
San Francisco, CA	79,000	Warehouse and distribution
Augusta, GA	131,000	Manufacturing
Minden, NV (Carson Valley)	360,000	Roasting and distribution
York, PA	1,035,000	Roasting, distribution and warehouse
Gaston, SC (Sandy Run)	117,000	Roasting and distribution
Lebanon, TN	680,000	Distribution center
Auburn, WA	491,000	Warehouse and distribution
Kent, WA	510,000	Roasting and distribution
Seattle, WA	1,001,000	Corporate administrative
Amsterdam, Netherlands	97,000	Roasting and distribution
Samutprakarn, Thailand	80,000	Warehouse and distribution
We own our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 28, 2014, Starbucks had 10,713 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses.

Item 3.	Legal Proceedings
See Note 15, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
SHAREHOLDER INFORMATION
MARKET INFORMATION AND DIVIDEND POLICY
Starbucks common stock is traded on NASDAQ, under the symbol "SBUX."
The following table shows the quarterly high and low sale prices per share of Starbucks common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated:

	High	Low	Cash Dividends Declared
Fiscal 2014:
Fourth Quarter	$80.64	$73.78	$0.32
Third Quarter	78.35	67.93	0.26
Second Quarter	78.83	68.67	0.26
First Quarter	82.50	74.45	0.26
Fiscal 2013:
Fourth Quarter	$77.84	$65.82	$0.26
Third Quarter	67.48	56.65	0.21
Second Quarter	58.97	52.39	0.21
First Quarter	54.90	44.27	0.21
As of November 7, 2014, we had approximately 17,800 shareholders of record. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, and other factors that the Board of Directors considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of our common stock during the quarter ended September 28, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
June 30, 2014 — July 27, 2014	—	$—	—	18,132,067
July 28, 2014 — August 24, 2014	789,975	77.27	789,975	17,342,092
August 25, 2014 — September 28, 2014	1,484,884	76.52	1,484,884	15,857,208
Total	2,274,859	$76.78	2,274,859

(1)	Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2014.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On November 15, 2012, we publicly announced the authorization of up to 25 million shares. This authorization has no expiration date.

Performance Comparison Graph
The following graph depicts the total return to shareholders from September 27, 2009 through September 28, 2014, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 27, 2009, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Sep 27, 2009	Oct 3, 2010	Oct 2, 2011	Sep 30, 2012	Sep 29, 2013	Sep 28, 2014
Starbucks Corporation	$100.00	$132.04	$192.82	$266.00	$411.41	$405.56
S&P 500	100.00	110.16	111.42	145.07	173.13	207.30
NASDAQ Composite	100.00	112.55	116.28	153.12	189.49	227.09
S&P Consumer Discretionary	100.00	123.63	131.26	179.35	236.45	264.29

Item 6.	Selected Financial Data
The following selected financial data is derived from the consolidated financial statements. The data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and the consolidated financial statements and notes.
Financial Information (in millions, except per share data):

As of and for the Fiscal Year Ended (1)	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)

Results of Operations
Net revenues:
Company-operated stores	$12,977.9	$11,793.2	$10,534.5	$9,632.4	$8,963.5
Licensed stores	1,588.6	1,360.5	1,210.3	1,007.5	875.2
CPG, foodservice and other(2)	1,881.3	1,713.1	1,532.0	1,060.5	868.7
Total net revenues(2)	$16,447.8	$14,866.8	$13,276.8	$11,700.4	$10,707.4
Operating income/(loss)(3,4)	$3,081.1	$(325.4)	$1,997.4	$1,728.5	$1,419.4
Net earnings including noncontrolling interests(3,4)	2,067.7	8.8	1,384.7	1,248.0	948.3
Net earnings attributable to noncontrolling interests	(0.4)	0.5	0.9	2.3	2.7
Net earnings attributable to Starbucks(3,4)	2,068.1	8.3	1,383.8	1,245.7	945.6
EPS — diluted(3,4)	2.71	0.01	1.79	1.62	1.24
Cash dividends declared per share	1.10	0.89	0.72	0.56	0.36
Net cash provided by operating activities	607.8	2,908.3	1,750.3	1,612.4	1,704.9
Capital expenditures (additions to property, plant and equipment)	1,160.9	1,151.2	856.2	531.9	440.7
Balance Sheet
Total assets	$10,752.9	$11,516.7	$8,219.2	$7,360.4	$6,385.9
Long-term debt (including current portion)	2,048.3	1,299.4	549.6	549.5	549.4
Shareholders’ equity	5,272.0	4,480.2	5,109.0	4,384.9	3,674.7

(1)	Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 3, 2010 included 53 weeks with the 53rd week falling in our fourth fiscal quarter.

(2)
For fiscal 2013 and 2012, we reclassified certain fees related to our US and Seattle's Best Coffee foodservice operations, totaling $25.4 million and $22.7 million, respectively, from other operating expenses to foodservice revenues included in CPG, foodservice and other net revenues. This correction of an immaterial error is discussed further in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

(3)	Fiscal 2010 results include pretax restructuring charges of $53.0 million.

(4)
Fiscal 2013 results include a pretax charge of $2,784.1 million resulting from the conclusion of our arbitration with Kraft Foods Global, Inc. The impact of this charge to net earnings attributable to Starbucks and diluted EPS, net of the related tax benefit, was $1,713.1 million and $2.25 per share, respectively.

Comparable Store Sales:

Fiscal Year Ended	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)

Percentage change in comparable store sales(5)
Americas
Sales growth	6%	7%	8%	8%	7%
Change in transactions	2%	5%	6%	5%	3%
Change in ticket	3%	2%	2%	2%	3%
EMEA
Sales growth	5%	—%	—%	3%	5%
Change in transactions	3%	2%	—%	3%	6%
Change in ticket	2%	(2)%	—%	—%	(1)%
China/Asia Pacific
Sales growth	7%	9%	15%	22%	11%
Change in transactions	6%	7%	11%	20%	9%
Change in ticket	—%	2%	3%	2%	2%
Consolidated
Sales growth	6%	7%	7%	8%	7%
Change in transactions	3%	5%	6%	6%	4%
Change in ticket	3%	2%	1%	2%	3%

(5)
Includes only Starbucks® company-operated stores open 13 months or longer. For fiscal 2010, comparable store sales percentages were calculated excluding the 53rd week. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.

Store Count Data:

As of and for the Fiscal Year Ended	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)	Oct 3, 2010 (53 Wks)

Net stores opened/(closed) during the year:
Americas(6)
Company-operated stores	317	276	228	32	(32)
Licensed stores	381	404	280	215	101
EMEA(7)
Company-operated stores	(9)	(29)	10	25	(64)
Licensed stores	180	129	101	79	100
China/Asia Pacific (8)
Company-operated stores	250	239	152	74	31
Licensed stores	492	349	296	192	78
All Other Segments (9)
Company-operated stores	12	343	—	6	(1)
Licensed stores(10)	(24)	(10)	(4)	(478)	10
Total	1,599	1,701	1,063	145	223
Stores open at year end:
Americas (6)
Company-operated stores	8,395	8,078	7,802	7,574	7,542
Licensed stores	5,796	5,415	5,011	4,731	4,516
EMEA(7)
Company-operated stores	817	826	855	845	820
Licensed stores	1,323	1,143	1,014	913	834
China/Asia Pacific(8)
Company-operated stores	1,132	882	643	491	417
Licensed stores	3,492	3,000	2,651	2,355	2,163
All Other Segments (9)
Company-operated stores	369	357	14	14	8
Licensed stores (10)	42	66	76	80	558
Total	21,366	19,767	18,066	17,003	16,858

(6)
Americas store data has been adjusted for the sale of store locations in Chile to a joint venture partner in the fourth quarter of fiscal 2013 by reclassifying historical information from company-operated stores to licensed stores, and to exclude Seattle's Best Coffee and Evolution Fresh, which are reported within All Other Segments.

(7)
EMEA store data has been adjusted for the acquisition of store locations in Austria and Switzerland in the fourth quarter of fiscal 2011 by reclassifying historical information from licensed stores to company-operated stores, and the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2012 and in the second and fourth quarters of fiscal 2014.

(8)	CAP store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014.

(9)	Includes 337 Teavana® stores acquired in the second quarter of fiscal 2013.

(10)	Includes the closure of 475 licensed Seattle’s Best Coffee® locations in Borders Bookstores during fiscal 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our fiscal year ends on the Sunday closest to September 30. The fiscal years ended on September 28, 2014, September 29, 2013 and September 30, 2012 all included 52 weeks. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.
Financial Highlights

•	Total net revenues increased 11% to $16.4 billion in fiscal 2014 compared to $14.9 billion in fiscal 2013.

•	Global comparable store sales grew 6% driven by a 3% increase in the number of transactions and a 3% increase in average ticket.

•
Consolidated operating income increased to $3.1 billion in fiscal 2014 compared to an operating loss of $325.4 million in fiscal 2013. Fiscal 2014 operating margin was 18.7% compared to (2.2)% in fiscal 2013. The operating margin expansion was primarily due to lapping the $2.8 billion Kraft litigation charge in the prior year. The remaining change in operating margin was primarily driven by sales leverage and lower commodity costs, mainly coffee.

•
Earnings per share for fiscal 2014 increased to $2.71, compared to EPS of $0.01 in fiscal 2013, primarily due to lapping the Kraft litigation charge, which reduced EPS by $2.25 per share in fiscal 2013. The remaining increase was primarily due to the improved sales leverage and lower commodity costs, as well as a gain on the sale of our equity interest in our Malaysia joint venture.

•
Cash flows from operations were $607.8 million in fiscal 2014 compared to $2.9 billion in fiscal 2013. The decline in fiscal 2014 was driven by the payment of $2.8 billion during the year for the Kraft arbitration matter. This was partially offset by cash provided by operating activities of $3.4 billion resulting from strong earnings and favorable changes in working capital accounts in the current year.

•	Capital expenditures were $1.2 billion in fiscal 2014 and fiscal 2013.

•	We returned $1.6 billion to our shareholders in fiscal 2014 through dividends and share repurchases.
Overview
Starbucks results for fiscal 2014 demonstrate the continued strength of our global business model and our ability to successfully execute new growth initiatives in a disciplined manner. All reportable segments contributed to strong revenue growth and collectively drove an increase in consolidated operating income and operating margin expansion.
The Americas segment continued its strong performance in fiscal 2014, with revenues growing 9% to $12.0 billion, primarily driven by comparable store sales growth of 6%, comprised of a 3% increase in average ticket and a 2% increase in number of transactions. Enhanced food offerings, including the full rollout of our La Boulange™ food platform in the US, the impact of price increases in our retail stores and successful promotional beverages contributed to the growth in comparable store sales. Americas operating margin grew 190 basis points to 23.4% in fiscal 2014, primarily driven by sales leverage and lower commodity costs. Looking forward, we expect to continue to drive revenue growth and margin expansion through new stores and continued product innovation, targeted at driving growth across all geographies and all dayparts. We plan to continue to expand our beverage platforms and elevate our food program, in part with continued enhancements to our lunch options.
In the EMEA segment, fiscal 2014 benefited from the significant performance improvement of this segment, reaching double-digit revenue growth and increased profitability compared to the prior year. Revenues grew 12% to $1.3 billion, primarily driven by favorable foreign currency exchange and comparable store sales growth of 5%. Incremental revenues from 180 net new licensed store openings over the past year also contributed. EMEA operating margin expanded 370 basis points to 9.2% in fiscal 2014, primarily due to sales leverage and continued cost management, largely driven by the shift in our store portfolio to more licensed stores in this segment. We expect our continued disciplined licensed store expansion and focus on the customer experience in this region will result in improved operating performance as we progress on our plan towards mid-teens operating margin over time.
Our China/Asia Pacific segment results reflect the growth and strong performance of new stores in the region, including 250 company-operated and 492 licensed net new store openings over the past year. This new store growth, along with a 7% increase in comparable store sales, drove a 23% increase in total net revenues to $1.1 billion for fiscal 2014. Operating income grew $51.3 million, or 16%, to $373 million compared to the prior year. Operating margin declined 200 basis points primarily resulting from the shift in the composition of our store portfolio in this segment to more company-operated stores. We expect this segment will become a more significant contributor to overall company profitability in the future. We look forward to continued new store openings and the acquisition and integration of Starbucks Japan, including expanding our presence into other channels in the Japan market, such as CPG, licensing and foodservice. We also expect that China will continue to grow toward being one of our largest markets outside of the US.
Channel Development segment revenues grew 11% to $1.5 billion, in fiscal 2014, primarily due to increased sales of premium single-serve products. Lower coffee costs was the primary contributor to the 630 basis point increase in operating margin for fiscal 2014. As we continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single-serve category, we expect this segment to become a more significant contributor to future growth.
Fiscal 2015 — The View Ahead
For fiscal 2015, we expect revenue growth of 16% to 18%, including 6% to 7% of incremental growth from the acquisition of Starbucks Japan. The remaining growth will primarily come from mid-single-digit global comparable store sales growth and the addition of approximately 1,650 net new stores. Approximately one-half of net new store openings will be in our China/Asia Pacific segment, with the remaining half coming primarily from the Americas.
We expect consolidated operating margin to decline slightly in fiscal 2015 when compared to our fiscal 2014 results, primarily due to the mildly dilutive margin impact of the acquisition of Starbucks Japan, largely driven by the change in business model from a joint venture to a company-operated market. We expect strong EPS growth in fiscal 2015, due in part to an anticipated acquisition-related gain of approximately $325 million to $375 million after-tax, or $0.43 to $0.49 per share, resulting from a fair value adjustment of our current 39.5% ownership interest in Starbucks Japan. We expect sales leverage to also contribute to the EPS growth.
The effective tax rate for fiscal 2015 is expected to be approximately 31%, including a net tax benefit of approximately 4% from the acquisition of Starbucks Japan.
Capital expenditures in fiscal 2015 are expected to be approximately $1.4 billion, primarily for new stores and store renovations, as well as for other investments to support our ongoing growth initiatives.
Acquisitions and Divestitures
See Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.
RESULTS OF OPERATIONS — FISCAL 2014 COMPARED TO FISCAL 2013
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	% Change
Net revenues:
Company-operated stores	$12,977.9	$11,793.2	10.0%
Licensed stores	1,588.6	1,360.5	16.8
CPG, foodservice and other	1,881.3	1,713.1	9.8
Total net revenues	$16,447.8	$14,866.8	10.6%
Total net revenues were $16.4 billion for fiscal 2014, an increase of $1.6 billion, or 11%, over fiscal 2013, primarily due to increased revenues from company-operated stores (contributing $1.2 billion). The growth in company-operated store revenues was driven by a 6% increase in comparable store sales (approximately $641 million) and incremental revenues from 555 net new Starbucks® company-operated store openings over the past 12 months (approximately $529 million).
Licensed store revenue growth contributed $228 million to the increase in total net revenues, primarily due to increased product sales to and royalty revenues from our licensees, as a result of improved comparable store sales and the opening of 1,029 net new licensed stores over the past 12 months.
CPG, foodservice and other revenues increased $168 million, primarily due to increased sales of premium single-serve products (approximately $111 million) and increased foodservice sales (approximately $17 million).

Operating Expenses

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			% of Total Net Revenues
Cost of sales including occupancy costs	$6,858.8	$6,382.3	41.7%	42.9%
Store operating expenses	4,638.2	4,286.1	28.2	28.8
Other operating expenses	457.3	431.8	2.8	2.9
Depreciation and amortization expenses	709.6	621.4	4.3	4.2
General and administrative expenses	991.3	937.9	6.0	6.3
Litigation charge	(20.2)	2,784.1	(0.1)	18.7
Total operating expenses	13,635.0	15,443.6	82.9	103.9
Income from equity investees	268.3	251.4	1.6	1.7
Operating income/(loss)	$3,081.1	$(325.4)	18.7%	(2.2)%
Store operating expenses as a percentage of company-operated store revenues			35.7%	36.3%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 120 basis points, primarily driven by lower commodity costs (approximately 80 basis points), mainly coffee, and sales leverage (approximately 40 basis points).
Store operating expenses as a percentage of total net revenues, and as a percentage of company-operated store revenues, decreased 60 basis points, mainly driven by sales leverage (approximately 80 basis points).
Other operating expenses as a percentage of total net revenues decreased 10 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 80 basis points, primarily due to sales leverage (approximately 30 basis points).
General and administrative expenses as a percentage of total net revenues decreased 30 basis points, mainly due to lapping of costs associated with our leadership conference held in the prior year.
The litigation charge of $2,784.1 million in fiscal 2013 reflects the charge we recorded as a result of the conclusion of the arbitration with Kraft. This charge included $2,227.5 million in damages and $556.6 million in estimated interest and attorneys' fees. The $20.2 million litigation credit recorded in fiscal 2014 reflects a reduction to our estimated prejudgment interest payable associated with the Kraft arbitration as a result of paying our obligation earlier than anticipated.
Income from equity investees increased $17 million, primarily due to improved performance from our joint venture operations in China, South Korea, and Japan, as well as improved performance from our North American Coffee Partnership joint venture, which produces, bottles and distributes our ready-to-drink beverages.
The combination of these changes resulted in an overall increase in operating margin to 18.7% compared to (2.2)% in the prior year period.

Other Income and Expenses

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			% of Total Net Revenues
Operating income/(loss)	$3,081.1	$(325.4)	18.7%	(2.2)%
Interest income and other, net	142.7	123.6	0.9	0.8
Interest expense	(64.1)	(28.1)	(0.4)	(0.2)
Earnings/(loss) before income taxes	3,159.7	(229.9)	19.2	(1.5)
Income taxes	1,092.0	(238.7)	6.6	(1.6)
Net earnings including noncontrolling interests	2,067.7	8.8	12.6	0.1
Net earnings attributable to noncontrolling interests	(0.4)	0.5	—	—
Net earnings attributable to Starbucks	$2,068.1	$8.3	12.6%	0.1%
Effective tax rate including noncontrolling interests			34.6%	103.8%
Net interest income and other increased $19 million over the prior year, primarily due to a net benefit from transactions in the fourth quarter of fiscal 2014, driven by a gain on the sale of our equity interest in our Malaysia joint venture (approximately $68 million), favorable fair value adjustments from derivatives used to manage our risk of commodity price and foreign currency fluctuations (approximately $14 million), net favorable foreign exchange fluctuations (approximately $9 million), and realized gains on sales of investments (approximately $6 million). These increases were partially offset by lapping gains on the sales of our equity interests in our joint ventures in Chile and Argentina in the fourth quarter of fiscal 2013 (approximately $45 million) and in Mexico in the second quarter of fiscal 2013 (approximately $35 million).
Interest expense increased $36 million due to interest on the long-term debt we issued in the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013.
Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items that may occur in any given year, but are not consistent from year to year.
The effective tax rate for fiscal 2014 was 34.6% compared to 103.8% for fiscal 2013. The change in our effective tax rate was primarily due to lapping the 71.2% impact of the litigation charge associated with the Kraft arbitration in fiscal 2013. For additional information on the impact to our fiscal 2013 effective tax rate from the litigation charge, see Note 13, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K. The remaining change in the effective tax rate over fiscal 2013 was an increase of 2.0%, which was primarily due to net higher discrete benefits in the prior year. In fiscal 2013, our effective tax rate benefited from releasing certain tax reserves that did not recur in fiscal 2014 and a net tax benefit from state income tax expense adjustments for returns filed in prior years. Also contributing to the increase in fiscal 2014 was additional tax resulting from the sale of our Australian company-operated retail store assets and operations and our 50% equity interest in our Malaysia joint venture.

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$10,866.5	$10,038.3	90.7%	91.3%
Licensed stores	1,074.9	915.4	9.0	8.3
CPG, foodservice and other	39.1	47.1	0.3	0.4
Total net revenues	11,980.5	11,000.8	100.0	100.0
Cost of sales including occupancy costs	4,487.0	4,214.9	37.5	38.3
Store operating expenses	3,946.8	3,710.2	32.9	33.7
Other operating expenses	100.4	96.9	0.8	0.9
Depreciation and amortization expenses	469.5	429.3	3.9	3.9
General and administrative expenses	167.8	186.7	1.4	1.7
Total operating expenses	9,171.5	8,638.0	76.6	78.5
Income from equity investees	—	2.4	—	—
Operating income	$2,809.0	$2,365.2	23.4%	21.5%
Store operating expenses as a percentage of company-operated store revenues			36.3%	37.0%
Revenues
Americas total net revenues for fiscal 2014 increased $980 million, or 9%, primarily due to increased revenues from company-operated stores (contributing $828 million) and licensed stores (contributing $160 million).
The increase in company-operated store revenues was driven by a 6% increase in comparable store sales (approximately $554 million), attributable to a 3% increase in average ticket and a 2% increase in number of transactions, and incremental revenues from 314 net new Starbucks® company-operated store openings over the past 12 months (approximately $377 million). Partially offsetting these increases was unfavorable foreign currency exchange (approximately $65 million), primarily driven by the strengthening of the US dollar against the Canadian dollar.
The increase in licensed store revenues was primarily due to increased product sales to and royalty revenues from our licensees as a result of an increase in comparable store sales and the opening of 381 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points, primarily due to sales leverage (approximately 40 basis points) and lower commodity costs (approximately 30 basis points), mainly coffee.
Store operating expenses as a percentage of total net revenues decreased 80 basis points. As a percentage of company-operated store revenues, store operating expenses decreased 70 basis points, mainly driven by sales leverage (approximately 60 basis points).
General and administrative expenses as a percentage of total net revenues decreased 30 basis points primarily due to lapping of costs associated with our leadership conference held in the prior year (approximately 20 basis points) and sales leverage (approximately 10 basis points).
The combination of these changes resulted in an overall increase in operating margin of 190 basis points over fiscal 2013.

EMEA

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$1,013.8	$932.8	78.3%	80.4%
Licensed stores	238.4	190.3	18.4	16.4
CPG, foodservice and other	42.6	36.9	3.3	3.2
Total net revenues	1,294.8	1,160.0	100.0	100.0
Cost of sales including occupancy costs	646.8	590.9	50.0	50.9
Store operating expenses	365.8	339.4	28.3	29.3
Other operating expenses	48.2	38.5	3.7	3.3
Depreciation and amortization expenses	59.4	55.5	4.6	4.8
General and administrative expenses	59.1	71.9	4.6	6.2
Total operating expenses	1,179.3	1,096.2	91.1	94.5
Income from equity investees	3.7	0.4	0.3	—
Operating income	$119.2	$64.2	9.2%	5.5%
Store operating expenses as a percentage of company-operated store revenues			36.1%	36.4%
Revenues
EMEA total net revenues for fiscal 2014 increased $135 million, or 12%, over the prior year primarily due to an increase in company-operated stores revenues (approximately $81 million). This increase was primarily driven by favorable foreign currency exchange (approximately $47 million) and a 5% increase in comparable store sales (approximately $42 million), attributable to a 3% increase in number of transactions and a 2% increase in average ticket.
Licensed store revenues grew $48 million, or 25%, primarily due to increased product and equipment sales to and royalty revenues from our licensees, primarily resulting from the opening of 180 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 90 basis points, primarily driven by lower coffee costs (approximately 50 basis points), sales leverage (approximately 40 basis points) and favorable foreign currency fluctuations (approximately 40 basis points). This favorability was partially offset by lapping a reduction to the estimated asset retirement obligations of our store leases in the region in fiscal 2013 (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues decreased 100 basis points primarily due to sales leverage from more licensed stores in the region compared to the prior year. As a percentage of company-operated store revenues, store operating expenses decreased 30 basis points mainly due to sales leverage.
Other operating expenses as a percentage of total net revenues increased 40 basis points over fiscal 2013. Excluding the impact of company-operated store revenues, other operating expenses increased 30 basis points, driven by increased costs to grow our non-retail operations in the region (approximately 40 basis points).
General and administrative expenses as a percentage of total net revenues decreased 160 basis points, primarily due to sales leverage and reduced support costs, largely driven by the shift to more licensed stores.
The combination of these changes resulted in an overall increase in operating margin of 370 basis points over fiscal 2013.

China/Asia Pacific

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			As a % of China/Asia Pacific Total Net Revenues
Net revenues:
Company-operated stores	$859.4	$671.7	76.1%	73.2%
Licensed stores	270.2	245.3	23.9	26.8
Total net revenues	1,129.6	917.0	100.0	100.0
Cost of sales including occupancy costs	547.4	449.5	48.5	49.0
Store operating expenses	221.1	170.0	19.6	18.5
Other operating expenses	48.0	46.1	4.2	5.0
Depreciation and amortization expenses	46.1	33.8	4.1	3.7
General and administrative expenses	58.5	48.4	5.2	5.3
Total operating expenses	921.1	747.8	81.5	81.5
Income from equity investees	164.0	152.0	14.5	16.6
Operating income	$372.5	$321.2	33.0%	35.0%
Store operating expenses as a percentage of company-operated store revenues			25.7%	25.3%
Revenues
China/Asia Pacific total net revenues for fiscal 2014 increased $213 million, or 23%, primarily due to increased revenues from company-operated stores (contributing $188 million). This increase was primarily driven by the opening of 250 net new company-operated stores over the past 12 months (approximately $154 million) and a 7% increase in comparable store sales (approximately $44 million), mainly attributable to a 6% increase in the number of transactions.
Licensed store revenues contributed $25 million to the increase in total net revenues, mainly due to higher royalty revenues from and product sales to licensees, as a result of 492 net new licensed store openings over the past 12 months and an increase in comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 50 basis points, primarily due to sales leverage (approximately 40 basis points).
Store operating expenses as a percentage of total net revenues increased 110 basis points, or 40 basis points as a percentage of company-operated store revenues, over the prior year period, as a result of company-operated store growth outpacing licensed store growth.
Other operating expenses as a percentage of total net revenues decreased 80 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 100 basis points, largely due to cost management (approximately 60 basis points) and sales leverage (approximately 40 basis points).
Income from equity investees increased $12 million, primarily driven by improved performance from our joint venture operations in China, South Korea and Japan. This increase was partially offset by unfavorable foreign currency fluctuations, driven by the weakening of the Japanese yen against the US dollar and lapping a reduction to the estimated asset retirement obligations of our store leases in the region in fiscal 2013. These fluctuations, paired with the accelerated growth in segment revenues resulting from the shift in the composition of the store portfolio to more company-operated stores, resulted in income from equity investees declining 210 basis points as a percentage of total net revenues.
The combination of these changes resulted in an overall decline in operating margin of 200 basis points over fiscal 2013.

Channel Development

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$1,178.8	$1,056.0	76.2%	75.5%
Foodservice	367.2	342.9	23.8	24.5
Total net revenues	1,546.0	1,398.9	100.0	100.0
Cost of sales	882.4	878.4	57.1	62.8
Other operating expenses	187.0	179.4	12.1	12.8
Depreciation and amortization expenses	1.8	1.1	0.1	0.1
General and administrative expenses	18.2	21.1	1.2	1.5
Total operating expenses	1,089.4	1,080.0	70.5	77.2
Income from equity investees	100.6	96.6	6.5	6.9
Operating income	$557.2	$415.5	36.0%	29.7%
Revenues
Channel Development total net revenues for fiscal 2014 increased $147 million, or 11%, over the prior year, primarily driven by increased sales of premium single-serve products (approximately $111 million) and increased foodservice sales (approximately $24 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 570 basis points, largely due to lower coffee costs (approximately 440 basis points) and other cost of goods sold efficiencies (approximately 150 basis points).
Other operating expenses as a percentage of total net revenues decreased 70 basis points, primarily driven by sales leverage (approximately 40 basis points).
Income from equity investees increased $4 million, driven by higher income from our North American Coffee Partnership joint venture, primarily due to strong sales of bottled Frappuccino® beverages. The growth in segment revenues resulted in our joint venture income declining 40 basis points as a percentage of total net revenues.
The combination of these changes contributed to an overall increase in operating margin of 630 basis points over fiscal 2013.

All Other Segments

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	% Change
Net revenues:
Company-operated stores	$238.2	$150.4	58.4%
Licensed stores	5.1	9.5	(46.3)
CPG, foodservice and other	253.6	230.2	10.2
Total net revenues	496.9	390.1	27.4
Cost of sales	287.2	239.8	19.8
Store operating expenses	104.5	66.5	57.1
Other operating expenses	74.6	71.7	4.0
Depreciation and amortization expenses	15.2	11.7	29.9
General and administrative expenses	42.2	34.9	20.9
Total operating expenses	523.7	424.6	23.3
Operating loss	$(26.8)	$(34.5)	(22.3)%
All Other Segments includes Teavana, Seattle’s Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments increased $107 million, primarily due to having an additional quarter of Teavana revenues in fiscal 2014 as Teavana was acquired at the beginning of the second quarter of fiscal 2013 (approximately $92 million).
Total operating expenses increased $99 million, primarily due to having an additional quarter of Teavana expenses in fiscal 2014 as Teavana was acquired at the beginning of the second quarter of fiscal 2013.
RESULTS OF OPERATIONS — FISCAL 2013 COMPARED TO FISCAL 2012

Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	% Change
Net revenues:
Company-operated stores	$11,793.2	$10,534.5	11.9%
Licensed stores	1,360.5	1,210.3	12.4
CPG, foodservice and other	1,713.1	1,532.0	11.8
Total net revenues	$14,866.8	$13,276.8	12.0%
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
CPG, foodservice and other revenues increased $181 million, primarily driven by increased sales of premium single-serve products (approximately $116 million) and increased foodservice sales (approximately $35 million).

Operating Expenses

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
			% of Total Net Revenues
Cost of sales including occupancy costs	$6,382.3	$5,813.3	42.9%	43.8%
Store operating expenses	4,286.1	3,918.1	28.8	29.5
Other operating expenses	431.8	407.2	2.9	3.1
Depreciation and amortization expenses	621.4	550.3	4.2	4.1
General and administrative expenses	937.9	801.2	6.3	6.0
Litigation charge	2,784.1	—	18.7	—
Total operating expenses	15,443.6	11,490.1	103.9	86.5
Income from equity investees	251.4	210.7	1.7	1.6
Operating income/(loss)	$(325.4)	$1,997.4	(2.2)%	15.0%
Store operating expenses as a percentage of company-operated store revenues			36.3%	37.2%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 90 basis points, primarily due to lower commodity costs (approximately 50 basis points), driven by a decrease in coffee costs.
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
Other operating expenses as a percentage of total net revenues decreased 20 basis points. As a percentage of non-company-operated store revenues, other operating expenses decreased 80 basis points, primarily driven by sales leverage (approximately 50 basis points) and decreased marketing expenses (approximately 20 basis points).
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
The combination of the above resulted in an operating loss of $325.4 million and operating margin of (220) basis points.

Other Income and Expenses

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
			% of Total Net Revenues
Operating income/(loss)	$(325.4)	$1,997.4	(2.2)%	15.0%
Interest income and other, net	123.6	94.4	0.8	0.7
Interest expense	(28.1)	(32.7)	(0.2)	(0.2)
Earnings/(loss) before income taxes	(229.9)	2,059.1	(1.5)	15.5
Income taxes	(238.7)	674.4	(1.6)	5.1
Net earnings including noncontrolling interests	8.8	1,384.7	0.1	10.4
Net earnings attributable to noncontrolling interests	0.5	0.9	—	—
Net earnings attributable to Starbucks	$8.3	$1,383.8	0.1%	10.4%
Effective tax rate including noncontrolling interests			103.8%	32.8%
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
Income taxes for fiscal year 2013 resulted in an effective tax rate of 103.8% compared to 32.8% for fiscal year 2012. The change in our effective tax rate was primarily due to the impact of the litigation charge associated with the Kraft arbitration in fiscal 2013. For additional information on the impact to our fiscal 2013 effective tax rate from the litigation charge, see Note 13, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K. Excluding the impact of the litigation charge, the effective tax rate for fiscal year 2013 decreased slightly compared to fiscal 2012 primarily due to benefits from releasing certain tax reserves in fiscal 2013 and a further benefit in fiscal 2013 primarily relating to state income tax expense adjustments for returns filed in prior years. These items were partially offset by a decrease in tax benefits relating to coffee procurement in fiscal 2013 compared to fiscal 2012.

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$10,038.3	$9,077.0	91.3%	91.4%
Licensed stores	915.4	825.8	8.3	8.3
CPG, foodservice and other	47.1	33.2	0.4	0.3
Total net revenues	11,000.8	9,936.0	100.0	100.0
Cost of sales including occupancy costs	4,214.9	3,885.5	38.3	39.1
Store operating expenses	3,710.2	3,427.8	33.7	34.5
Other operating expenses	96.9	83.8	0.9	0.8
Depreciation and amortization expenses	429.3	392.4	3.9	3.9
General and administrative expenses	186.7	128.2	1.7	1.3
Total operating expenses	8,638.0	7,917.7	78.5	79.7
Income from equity investees	2.4	2.1	—	—
Operating income	$2,365.2	$2,020.4	21.5%	20.3%
Store operating expenses as a percentage of company-operated store revenues			37.0%	37.8%
Revenues
Americas total net revenues for fiscal 2013 increased $1.1 billion, or 11%, primarily due to increased revenues from company-operated stores (contributing $961 million) and licensed stores (contributing $90 million).
The increase in company-operated store revenues was driven by an increase in comparable store sales (7%, or approximately$676 million) and incremental revenues from 276 net new company-operated store openings over the past 12 months (approximately $273 million). The increase in licensed store revenues was due to higher product sales to and royalty revenues from our licensees as a result of improved comparable store sales and the opening of 404 net new licensed stores over the past 12 months.
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
The combination of these changes resulted in an increase in operating margin of 120 basis points over fiscal 2012.

EMEA

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$932.8	$968.3	80.4%	84.8%
Licensed stores	190.3	139.5	16.4	12.2
CPG, foodservice and other	36.9	33.5	3.2	2.9
Total net revenues	1,160.0	1,141.3	100.0	100.0
Cost of sales including occupancy costs	590.9	597.3	50.9	52.3
Store operating expenses	339.4	371.1	29.3	32.5
Other operating expenses	38.5	33.6	3.3	2.9
Depreciation and amortization expenses	55.5	57.1	4.8	5.0
General and administrative expenses	71.9	75.7	6.2	6.6
Total operating expenses	1,096.2	1,134.8	94.5	99.4
Income from equity investees	0.4	0.3	—	—
Operating income	$64.2	$6.8	5.5%	0.6%
Store operating expenses as a percentage of company-operated store revenues			36.4%	38.3%
Revenues
EMEA total net revenues for fiscal 2013 increased $19 million, or 2%, over fiscal 2012. Licensed store revenues grew $51 million, or 36%, due to increased product sales to and higher royalty revenues from licensees, primarily from the opening of 129 net new licensed stores over the past 12 months and improved comparable store sales. This growth was largely offset by a decline of $36 million in company-operated store revenues resulting from our store portfolio optimization activities which began in the prior year.
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
The above changes contributed to an overall improvement in operating margin of 490 basis points over fiscal 2012.

China/Asia Pacific

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
			As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$671.7	$489.2	73.2%	67.8%
Licensed stores	245.3	232.2	26.8	32.2
Total net revenues	917.0	721.4	100.0	100.0
Cost of sales including occupancy costs	449.5	362.8	49.0	50.3
Store operating expenses	170.0	119.2	18.5	16.5
Other operating expenses	46.1	47.0	5.0	6.5
Depreciation and amortization expenses	33.8	23.2	3.7	3.2
General and administrative expenses	48.4	39.0	5.3	5.4
Total operating expenses	747.8	591.2	81.5	82.0
Income from equity investees	152.0	122.4	16.6	17.0
Operating income	$321.2	$252.6	35.0%	35.0%
Store operating expenses as a percentage of company-operated store revenues			25.3%	24.4%
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
Income from equity investees increased $30 million, primarily due to improved performance of our joint venture operations in Japan and China.
The above changes resulted in the operating margin percentage being unchanged year over year.

Channel Development

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
			As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$1,056.0	$952.1	75.5%	74.8%
Foodservice	342.9	320.9	24.5	25.2
Total net revenues	1,398.9	1,273.0	100.0	100.0
Cost of sales	878.4	827.6	62.8	65.0
Other operating expenses	179.4	171.9	12.8	13.5
Depreciation and amortization expenses	1.1	1.3	0.1	0.1
General and administrative expenses	21.1	17.0	1.5	1.3
Total operating expenses	1,080.0	1,017.8	77.2	80.0
Income from equity investees	96.6	85.2	6.9	6.7
Operating income	$415.5	$340.4	29.7%	26.7%
Revenues
Channel Development total net revenues for fiscal 2013 increased $126 million, or 10%, primarily due to increased sales of premium single-serve products (approximately $116 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 220 basis points, primarily due to lower coffee costs (approximately 260 basis points).
Other operating expenses as a percentage of total net revenues decreased 70 basis points, due primarily to lower marketing expenditures (approximately 20 basis points) and increased sales leverage (approximately 20 basis points).
The above changes contributed to an increase in operating margin of 300 basis points over fiscal 2012.

All Other Segments

Fiscal Year Ended	Sep 29, 2013	Sep 30, 2012	% Change
Net revenues:
Company-operated stores	$150.4	$—	nm
Licensed stores	9.5	12.8	(25.8)%
CPG, foodservice and other	230.2	192.3	19.7
Total net revenues	390.1	205.1	90.2
Cost of sales	239.8	140.1	71.2
Store operating expenses	66.5	—	nm
Other operating expenses	71.7	70.9	1.1
Depreciation and amortization expenses	11.7	2.5	368.0
General and administrative expenses	34.9	19.7	77.2
Total operating expenses	424.6	233.2	82.1
Income from equity investees	—	0.7	(100.0)
Operating loss	$(34.5)	$(27.4)	25.9%
All Other Segments includes Teavana, Seattle’s Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments increased $185 million, driven by incremental revenues from the acquisition of Teavana in the second quarter of fiscal 2013 (approximately $156 million).
Total operating expenses increased $191 million, largely due to incremental expenses from the acquisition of Teavana.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and Investment Overview
Starbucks cash and investments were $2.2 billion and $3.3 billion as of September 28, 2014 and September 29, 2013, respectively. In the first quarter of fiscal 2014, we paid $2.8 billion for the Kraft arbitration matter that was accrued in the fourth quarter of fiscal 2013. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including government treasury securities (foreign and domestic), corporate bonds, mortgage and asset-backed securities, state and local government obligations, agency obligations and certificates of deposit. During the fourth quarter of fiscal 2014, a significant portion of our offshore investment portfolio was liquidated in anticipation of funding the acquisition of Starbucks Japan, Ltd ("Starbucks Japan") in fiscal 2015, discussed further in Note 18, Subsequent Event. As of September 28, 2014, approximately $1.4 billion of cash and investments were held in foreign subsidiaries.
Borrowing capacity
In December 2013, we issued $400 million of 3-year 0.875% Senior Notes ("the 2016 notes") due December 2016, and $350 million of 5-year 2.000% Senior Notes ("the 2018 notes") due December 2018, in an underwritten registered public offering, to fund a portion of the payment required by the arbitration award in the Kraft litigation matter. Interest on the notes is payable semi-annually on June 5 and December 5 of each year, commencing on June 5, 2014. See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 28, 2014, we were in compliance with all applicable covenants.
Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on February 5, 2018. We may request, and the banks may grant, at their discretion, increases to the credit facility by a total additional amount of up to $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for US dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 28, 2014, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of September 28, 2014.
Under our commercial paper program, as approved by our Board of Directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $727 million under our commercial paper program (the $750 million committed credit facility amount, less $23 million in outstanding letters of credit). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. In the first quarter of fiscal 2014, we issued and subsequently repaid commercial paper borrowings of $225 million to fund a portion of the $2.8 billion payment for the Kraft arbitration matter. In the fourth quarter of fiscal 2014, we issued and subsequently repaid commercial paper borrowings of $25 million to fund other corporate purposes. There were no other commercial paper borrowings during fiscal 2014 or fiscal 2013.
Use of Cash
In the first quarter of fiscal 2014, Starbucks paid all amounts due to Kraft under the arbitration, including prejudgment interest and attorneys' fees, and fully extinguished the litigation charge liability. Of the $2,784.1 million litigation charge accrued in the fourth quarter of fiscal 2013, $2,763.9 million was paid and the remainder was released as a litigation credit in the first quarter of fiscal 2014 to reflect a reduction to our estimated prejudgment interest payable as a result of paying our obligation earlier than anticipated.
We expect to use additional available cash and investments, including additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including new product innovations and related marketing support, as well as other new business opportunities related to our core businesses. Further, we may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our equity method and cost method investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
We believe that future cash flows generated from operations and existing cash and investments both domestically and internationally will be sufficient to finance capital requirements for our core businesses in those respective markets as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding.
As described further in Note 18, Subsequent Event, in September 2014, we entered into a tender offer bid agreement with Starbucks Japan and our joint venture partner, Sazaby League, Ltd., to acquire the remaining 60.5% ownership interest in Starbucks Japan for approximately $893 million, through a two-step tender offer. In the first quarter of fiscal 2015, we funded the first tender offer step with approximately $511 million in offshore cash. We also expect to fund a majority of the second tender offer step with offshore cash. We have borrowed funds domestically and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of September 28, 2014 to be indefinitely reinvested and, accordingly, no US income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the US to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the US, we would be subject to additional US income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
Other than normal operating expenses and funding the acquisition of Starbucks Japan for approximately $893 million, cash requirements for fiscal 2015 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2015 are expected to be approximately $1.4 billion.
During each of the first three quarters of fiscal 2013, we declared and paid a cash dividend to shareholders of $0.21 per share. In the fourth quarter of fiscal 2013 and each of the first three quarters of fiscal 2014 we declared a cash dividend of $0.26 per share. Cash dividends paid in fiscal 2014 and 2013 totaled $783.1 million and $628.9 million, respectively. In the fourth quarter of fiscal 2014, we declared a cash dividend of $0.32 per share to be paid on November 28, 2014 with an expected payout of approximately $239.8 million.
During fiscal years 2014 and 2013, we repurchased 10.5 million and 10.8 million shares of common stock, respectively, or $769.8 million and $544.1 million, respectively, under share repurchase authorizations. The number of remaining shares authorized for repurchase at September 28, 2014 totaled 15.9 million.
Cash Flows
Cash provided by operating activities was $607.8 million for fiscal 2014, compared to $2.9 billion for fiscal 2013. The decrease was driven by the first quarter payment of $2.8 billion for the Kraft arbitration matter discussed above. This was partially offset by cash provided by operating activities of $3.4 billion primarily resulting from strong earnings and favorable changes in working capital accounts in the current year.
Cash used by investing activities totaled $817.7 million for fiscal 2014, compared to $1.4 billion for fiscal 2013. The change was primarily due to cash paid to acquire Teavana in the prior year. Also contributing was an increase in our investments in long-term securities during fiscal 2014, more than offset by the subsequent liquidation of a significant portion of our offshore investment portfolio in the fourth quarter of fiscal 2014 in anticipation of funding the acquisition of Starbucks Japan.
Cash used by financing activities for fiscal 2014 totaled $623.3 million, compared to $108.2 million for fiscal 2013. The increase was primarily due to an increase in cash returned to shareholders through share repurchases and higher dividend payments in fiscal 2014 and decreased proceeds from the exercise of stock options and the related excess tax benefits, resulting from fewer stock option exercises during the period.
Contractual Obligations
Our contractual obligations and borrowings as of September 28, 2014, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(2)	$4,957.9	$925.6	$1,522.9	$1,007.1	$1,502.3
Debt obligations
Principal payments	2,050.0	—	950.0	350.0	750.0
Interest payments(3)	417.7	73.8	145.8	68.2	129.9
Purchase obligations(4)	1,254.7	848.9	365.7	27.7	12.4
Other obligations(5)	55.1	2.7	5.6	5.3	41.5
Total	$8,735.4	$1,851.0	$2,990.0	$1,458.3	$2,436.1

(1)
Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of September 28, 2014, we had $121.0 million of gross unrecognized tax benefits for uncertain tax positions, which includes accrued interest and penalties.

(2)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)	Amounts exclude any gain or loss upon settlement of related interest rate swap agreements, which are described further in Note 3, Derivative Financial Instruments.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 90% of total purchase obligations.

(5)	Other obligations include other long-term liabilities primarily consisting of asset retirement obligations, capital lease obligations and hedging instruments.
Starbucks currently expects to fund these commitments primarily with operating cash flows generated in the normal course of business.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements relate to operating lease and purchase commitments detailed in the footnotes to the consolidated financial statements included in Item 8 of Part II of this 10-K.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS
Commodity price risk represents Starbucks primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high-quality whole-bean arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impacts our results of operations and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details see Product Supply in Item 1, as well as Risk Factors in Item 1A of this 10-K.
FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices, and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually and prohibit speculative trading activity. We also monitor and limit the amount of associated counterparty credit risk. In general, hedging instruments do not have maturities in excess of three years.
The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.
Commodity Price Risk
We purchase commodity inputs, including coffee, dairy products and diesel that are used in our operations and are subject to price fluctuations that impact our financial results. We use a combination of pricing features embedded within supply contracts and financial derivatives to manage our commodity price risk exposure, such as fixed-price and price-to-be-fixed contracts for coffee purchases.
The following table summarizes the potential impact as of September 28, 2014 to Starbucks future net earnings and other comprehensive income ("OCI") from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$4	$(4)	$3	$(3)
Foreign Currency Exchange Risk
The majority of our revenue, expense and capital purchasing activities are transacted in US dollars. However, because a portion of our operations consists of activities outside of the US, we have transactions in other currencies, primarily the Canadian dollar, Japanese yen, Chinese renminbi, British pound, and euro. To reduce cash flow volatility from foreign currency fluctuations, we enter into derivative instruments to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than our functional currency, the US dollar, as well as the translation risk of certain balance sheet items. See Note 3, Derivative Financial Instruments, for further discussion.
The following table summarizes the potential impact as of September 28, 2014 to Starbucks future net earnings and other comprehensive income ("OCI") from changes in the fair value of these derivative financial instruments due to a change in the value of the US dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$7	$(7)	$47	$(47)

Equity Security Price Risk
We have minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within our trading securities portfolio. Trading securities are recorded at fair value with unrealized holding gains and losses recorded in net interest income and other in the consolidated statements of earnings. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan ("MDCP"), which is included in accrued compensation and related costs, within accrued liabilities on the consolidated balance sheets. Changes in our MDCP liability are recorded in general and administrative expenses in the consolidated statements of earnings.
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of September 28, 2014 and determined that such a change would not have a significant impact on the fair value of these instruments.
Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in the benchmark interest rate related to anticipated debt issuances. As of September 28, 2014, we did not have any interest rate hedge agreements outstanding.
The following table summarizes the impact of a change in interest rates as of September 28, 2014 on the fair value of Starbucks debt (in millions):

			Change in Fair Value
	Stated Interest Rate	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

2016 notes	0.875%	$400	$(9)	$9
2017 notes	6.250%	$625	$(17)	$17
2018 notes	2.000%	$353	$(14)	$14
2023 notes	3.850%	$786	$(58)	$58
Available-for-Sale Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of fixed-income instruments. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 28, 2014, and determined that such a change would not have a significant impact on the fair value of these instruments.
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
Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of Part II of this 10-K. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity.
We consider financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the past three fiscal years, we have not made any material changes to the accounting methodologies used to assess the areas discussed below, unless noted otherwise.

Property, Plant and Equipment and Other Definite-Lived Assets
We evaluate property, plant and equipment and other definite-lived assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The adjusted carrying amount of the asset becomes its new cost basis and is depreciated over the asset's remaining useful life.
Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated store assets, the impairment test is performed at the individual store asset group level. The fair value of a store’s assets is estimated using a discounted cash flow model. For other long-lived assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows, comparable transactions, or comparable company analyses.
Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values include projected revenue growth and operating expenses, as well as forecasting asset useful lives and selecting an appropriate discount rate. For company-operated stores, estimates of revenue growth and operating expenses are based on internal projections and consider the store’s historical performance, the local market economics and the business environment impacting the store’s performance. The discount rate is selected based on what we believe a buyer would assume when determining a purchase price for the store. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance.
During fiscal 2014, there were no significant changes in any of our estimates or assumptions that had a material impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets (primarily trade names and trademarks) for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit or intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the reporting unit or intangible asset group. Fair value is the price a market participant would pay for the reporting unit or intangible asset and is typically calculated using an income approach, such as a discounted cash flow or relief-from-royalty method. If the carrying amount of the reporting unit or intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.
Our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments. During fiscal 2014, as part of our annual goodwill impairment analysis, we performed the qualitative assessment for approximately $104 million, or 12%, of our total goodwill balance of $856.2 million, the majority of which resides in our China retail, US licensed and US consumer packaged goods reporting units.
As part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We may abandon certain assets associated with a closed store, including leasehold improvements and other non-transferable assets. When a portion of a reporting unit that constitutes a business is to be disposed of, the associated goodwill is included in the carrying amount when determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. If store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur.

Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when performing a qualitative assessment or when estimating future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values typically include projected revenue growth and operating expenses related to existing businesses, product innovation and new store concepts, as well as selecting an appropriate discount rate. For indefinite-lived intangible assets, management also makes assumptions around the royalty rate that could hypothetically be charged by a licensor of the asset to an unrelated licensee. For a goodwill reporting unit, estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a retail operator to operate the reporting unit in the region. For indefinite-lived intangible assets, estimates of revenue growth are based on internal projections considering the intangible asset group's past performance and forecasted growth, and the royalty rate used is based on observed market royalty rates for similar licensing arrangements, adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective judgments and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance, and changes in our business strategies.
For fiscal 2014, we determined the fair value of our material reporting units and intangible asset groups were significantly in excess of their carrying values. Accordingly, we did not recognize any material impairment charges during the current fiscal year. During fiscal 2014, there were no significant changes in any of our estimates or assumptions that had a material impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.
Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future; however, we do not expect changes from recently enacted tax laws to be material to the consolidated financial statements.
In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income/(loss).
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when new information becomes available. There is a reasonable possibility that our unrecognized tax benefit liability will be adjusted within 12 months due to the expiration of a statute of limitations; however, we do not expect this change to be material to the consolidated financial statements.
We have generated income in certain foreign jurisdictions that has not been subject to US income taxes. We intend to reinvest these earnings for the foreseeable future. While we do not expect to repatriate cash to the US to satisfy domestic liquidity needs, if these amounts were distributed to the US, in the form of dividends or otherwise, we would be subject to additional US income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and our liabilities for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits, and our particular facts and circumstances. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of Part II of this 10-K for a detailed description of recent accounting pronouncements. We do not expect any of these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition, or liquidity in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated by reference to the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Prices, Availability and General Risk Conditions" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management" in Item 7 of this Report.

Item 8.	Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Net revenues:
Company-operated stores	$12,977.9	$11,793.2	$10,534.5
Licensed stores	1,588.6	1,360.5	1,210.3
CPG, foodservice and other	1,881.3	1,713.1	1,532.0
Total net revenues	16,447.8	14,866.8	13,276.8
Cost of sales including occupancy costs	6,858.8	6,382.3	5,813.3
Store operating expenses	4,638.2	4,286.1	3,918.1
Other operating expenses	457.3	431.8	407.2
Depreciation and amortization expenses	709.6	621.4	550.3
General and administrative expenses	991.3	937.9	801.2
Litigation charge/(credit)	(20.2)	2,784.1	—
Total operating expenses	13,635.0	15,443.6	11,490.1
Income from equity investees	268.3	251.4	210.7
Operating income/(loss)	3,081.1	(325.4)	1,997.4
Interest income and other, net	142.7	123.6	94.4
Interest expense	(64.1)	(28.1)	(32.7)
Earnings/(loss) before income taxes	3,159.7	(229.9)	2,059.1
Income tax expense/(benefit)	1,092.0	(238.7)	674.4
Net earnings including noncontrolling interests	2,067.7	8.8	1,384.7
Net earnings/(loss) attributable to noncontrolling interests	(0.4)	0.5	0.9
Net earnings attributable to Starbucks	$2,068.1	$8.3	$1,383.8
Earnings per share — basic	$2.75	$0.01	$1.83
Earnings per share — diluted	$2.71	$0.01	$1.79
Weighted average shares outstanding:
Basic	753.1	749.3	754.4
Diluted	763.1	762.3	773.0

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Net earnings including noncontrolling interests	$2,067.7	$8.8	$1,384.7
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	1.6	(0.6)	0.7
Tax (expense)/benefit	(0.6)	0.2	(0.3)
Unrealized gains/(losses) on cash flow hedging instruments	24.1	47.1	(42.2)
Tax (expense)/benefit	(7.8)	(24.6)	4.3
Unrealized gains/(losses) on net investment hedging instruments	25.5	32.8	1.0
Tax (expense)/benefit	(9.4)	(12.1)	(0.4)
Reclassification adjustment for net (gains)/losses realized in net earnings for cash flow hedges and available-for-sale securities	(1.5)	46.3	14.8
Tax expense/(benefit)	3.8	(3.5)	(4.3)
Translation adjustment	(75.8)	(41.6)	6.1
Tax (expense)/benefit	(1.6)	0.3	(3.3)
Other comprehensive income/(loss)	(41.7)	44.3	(23.6)
Comprehensive income including noncontrolling interests	2,026.0	53.1	1,361.1
Comprehensive income/(loss) attributable to noncontrolling interests	(0.4)	0.5	0.9
Comprehensive income attributable to Starbucks	$2,026.4	$52.6	$1,360.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 28, 2014	Sep 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,708.4	$2,575.7
Short-term investments	135.4	658.1
Accounts receivable, net	631.0	561.4
Inventories	1,090.9	1,111.2
Prepaid expenses and other current assets	285.6	287.7
Deferred income taxes, net	317.4	277.3
Total current assets	4,168.7	5,471.4
Long-term investments	318.4	58.3
Equity and cost investments	514.9	496.5
Property, plant and equipment, net	3,519.0	3,200.5
Deferred income taxes, net	903.3	967.0
Other assets	198.9	185.3
Other intangible assets	273.5	274.8
Goodwill	856.2	862.9
TOTAL ASSETS	$10,752.9	$11,516.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$533.7	$491.7
Accrued litigation charge	—	2,784.1
Accrued liabilities	1,514.4	1,269.3
Insurance reserves	196.1	178.5
Deferred revenue	794.5	653.7
Total current liabilities	3,038.7	5,377.3
Long-term debt	2,048.3	1,299.4
Other long-term liabilities	392.2	357.7
Total liabilities	5,479.2	7,034.4
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 749.5 and 753.2 shares, respectively	0.7	0.8
Additional paid-in capital	39.4	282.1
Retained earnings	5,206.6	4,130.3
Accumulated other comprehensive income	25.3	67.0
Total shareholders’ equity	5,272.0	4,480.2
Noncontrolling interest	1.7	2.1
Total equity	5,273.7	4,482.3
TOTAL LIABILITIES AND EQUITY	$10,752.9	$11,516.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,067.7	$8.8	$1,384.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	748.4	655.6	580.6
Litigation charge	—	2,784.1	—
Deferred income taxes, net	10.2	(1,045.9)	61.1
Income earned from equity method investees	(182.7)	(171.8)	(136.0)
Distributions received from equity method investees	139.2	115.6	86.7
Gain resulting from sale of equity in joint ventures and certain retail operations	(70.2)	(80.1)	—
Stock-based compensation	183.2	142.3	153.6
Excess tax benefit on share-based awards	(114.4)	(258.1)	(169.8)
Other	36.2	23.0	23.6
Cash (used)/provided by changes in operating assets and liabilities:
Accounts receivable	(79.7)	(68.3)	(90.3)
Inventories	14.3	152.5	(273.3)
Accounts payable	60.4	88.7	(105.2)
Accrued litigation charge	(2,763.9)	—	—
Income taxes payable, net	309.8	298.4	201.6
Accrued liabilities and insurance reserves	103.9	47.3	(8.1)
Deferred revenue	140.8	139.9	60.8
Prepaid expenses, other current assets and other assets	4.6	76.3	(19.7)
Net cash provided by operating activities	607.8	2,908.3	1,750.3
INVESTING ACTIVITIES:
Purchase of investments	(1,652.5)	(785.9)	(1,748.6)
Sales of investments	1,454.8	60.2	—
Maturities and calls of investments	456.1	980.0	1,796.4
Acquisitions, net of cash acquired	—	(610.4)	(129.1)
Additions to property, plant and equipment	(1,160.9)	(1,151.2)	(856.2)
Proceeds from sale of equity in joint ventures and certain retail operations	103.9	108.0	—
Other	(19.1)	(11.9)	(36.5)
Net cash used by investing activities	(817.7)	(1,411.2)	(974.0)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	748.5	749.7	—
Principal payments on long-term debt	—	(35.2)	—
Payments on short-term borrowings	—	—	(30.8)
Proceeds from issuance of common stock	139.7	247.2	236.6
Excess tax benefit on share-based awards	114.4	258.1	169.8
Cash dividends paid	(783.1)	(628.9)	(513.0)
Repurchase of common stock	(758.6)	(588.1)	(549.1)
Minimum tax withholdings on share-based awards	(77.3)	(121.4)	(58.5)
Other	(6.9)	10.4	(0.5)
Net cash used by financing activities	(623.3)	(108.2)	(745.5)
Effect of exchange rate changes on cash and cash equivalents	(34.1)	(1.8)	9.7
Net (decrease)/increase in cash and cash equivalents	(867.3)	1,387.1	40.5
CASH AND CASH EQUIVALENTS:
Beginning of period	2,575.7	1,188.6	1,148.1
End of period	$1,708.4	$2,575.7	$1,188.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$56.2	$34.4	$34.4
Income taxes, net of refunds	$766.3	$539.1	$416.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance, October 2, 2011	744.8	$0.7	$40.5	$4,297.4	$46.3	$4,384.9	$2.4	$4,387.3
Net earnings	—	—	—	1,383.8	—	1,383.8	0.9	1,384.7
Other comprehensive income/(loss)					(23.6)	(23.6)	—	(23.6)
Stock-based compensation expense	—	—	155.2	—	—	155.2	—	155.2
Exercise of stock options/vesting of RSUs, including tax benefit of $167.3	16.5	—	326.1	—	—	326.1	—	326.1
Sale of common stock, including tax benefit of $0.2	0.3	—	19.5	—	—	19.5	—	19.5
Repurchase of common stock	(12.3)	—	(501.9)	(91.3)	—	(593.2)	—	(593.2)
Cash dividends declared, $0.72 per share	—	—	—	(543.7)	—	(543.7)	—	(543.7)
Noncontrolling interest resulting from acquisition	—	—	—	—	—	—	2.2	2.2
Balance, September 30, 2012	749.3	$0.7	$39.4	$5,046.2	$22.7	$5,109.0	$5.5	$5,114.5
Net earnings	—	—	—	8.3	—	8.3	0.5	8.8
Other comprehensive income/(loss)					44.3	44.3	—	44.3
Stock-based compensation expense	—	—	144.1	—	—	144.1	—	144.1
Exercise of stock options/vesting of RSUs, including tax benefit of $259.9	14.4	0.1	366.7	—	—	366.8	—	366.8
Sale of common stock, including tax benefit of $0.2	0.3	—	20.4	—	—	20.4	—	20.4
Repurchase of common stock	(10.8)	—	(288.5)	(255.6)	—	(544.1)	—	(544.1)
Cash dividends declared, $0.89 per share	—	—	—	(668.6)	—	(668.6)	—	(668.6)
Noncontrolling interest resulting from divestiture	—	—	—	—	—	—	(3.9)	(3.9)
Balance, September 29, 2013	753.2	$0.8	$282.1	$4,130.3	$67.0	$4,480.2	$2.1	$4,482.3
Net earnings	—	—	—	2,068.1	—	2,068.1	(0.4)	2,067.7
Other comprehensive income/(loss)					(41.7)	(41.7)	—	(41.7)
Stock-based compensation expense	—	—	185.1	—	—	185.1	—	185.1
Exercise of stock options/vesting of RSUs, including tax benefit of $114.8	6.5	—	154.8	—	—	154.8	—	154.8
Sale of common stock, including tax benefit of $0.2	0.3	—	22.3	—	—	22.3	—	22.3
Repurchase of common stock	(10.5)	(0.1)	(604.9)	(164.8)	—	(769.8)	—	(769.8)
Cash dividends declared, $1.10 per share	—	—	—	(827.0)	—	(827.0)	—	(827.0)
Balance, September 28, 2014	749.5	$0.7	$39.4	$5,206.6	$25.3	$5,272.0	$1.7	$5,273.7
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 28, 2014, September 29, 2013 and September 30, 2012
Note 1: Summary of Significant Accounting Policies
Description of Business
We purchase and roast high-quality coffees that we sell, along with handcrafted coffee and tea beverages and a variety of fresh food items, through our company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and national foodservice accounts.
In this 10-K, Starbucks Corporation (together with its subsidiaries) is referred to as "Starbucks," the "Company," "we," "us" or "our."
We have four reportable operating segments: 1) Americas, which is inclusive of the US, Canada, and Latin America; 2) Europe, Middle East, and Africa ("EMEA"); 3) China/Asia Pacific ("CAP") and 4) Channel Development. We also have several non-reportable operating segments, including Teavana, Seattle's Best Coffee, Evolution Fresh, and our Digital Ventures business, which are combined and referred to as All Other Segments. Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment operating results and consolidated financial results.
Additional details on the nature of our business and our reportable operating segments are included in Note 16, Segment Reporting, of these Consolidated Financial Statements.
Principles of Consolidation
The consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly-owned subsidiaries and investees that we control. Investments in entities that we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. Intercompany transactions and balances have been eliminated.
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2014, 2013 and 2012 included 52 weeks.
Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for inventory reserves, asset and goodwill impairments, assumptions underlying self-insurance reserves, income from unredeemed stored value cards, stock-based compensation forfeiture rates, future asset retirement obligations, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.
Cash and Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less at the time of purchase, as well as credit card receivables for sales to customers in our company-operated stores that generally settle within two to five days, to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances and we believe credit risk to be minimal.
Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in accounts payable on the consolidated balance sheets.
Investments
Available-for-sale Securities
Our short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities, including all of our auction rate securities, are classified as long-term. We evaluate our available-for-sale securities for other than temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.
Trading Securities
We also have a trading securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Trading securities are recorded at fair value with unrealized holding gains and losses recorded in net interest income and other in the consolidated statements of earnings. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan ("MDCP"), which is included in accrued compensation and related costs, within accrued liabilities on the consolidated balance sheets. Changes in our MDCP liability are recorded in general and administrative expenses in the consolidated statements of earnings.
Equity and Cost Method Investments
We evaluate our equity and cost method investments for impairment annually, and when facts and circumstances indicate that the carrying value of such investments may not be recoverable. We review several factors to determine whether the loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the investee, and whether we have the intent to sell or will more likely than not be required to sell before the investment’s anticipated recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded in net earnings.
Fair Value
Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For assets and liabilities recorded or disclosed at fair value on a recurring basis, we determine fair value based on the following:
Level 1: The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. For trading and US government treasury securities and commodity futures contracts, we use quoted prices in active markets for identical assets to determine fair value.
Level 2: When quoted prices in active markets for identical assets are not available, we determine the fair value of our available-for-sale securities and our over-the-counter forward contracts, collars, and swaps based upon factors such as the quoted market price of similar assets or a discounted cash flow model using readily observable market data, which may include interest rate curves and forward and spot prices for currencies and commodities, depending on the nature of the investment. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.
Level 3: We determine the fair value of our auction rate securities using an internally-developed valuation model, using inputs that include interest rate curves, credit and liquidity spreads, and effective maturity.
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. We determine the fair value of these items using Level 3 inputs, as described in the related sections below.
Derivative Instruments
We manage our exposure to various risks within the consolidated financial statements according to a market price risk management policy. Under this policy, we may engage in transactions involving various derivative instruments to hedge interest rates, commodity prices and foreign currency denominated revenue streams, inventory purchases, assets and liabilities, and investments in certain foreign operations. We record all derivatives on the consolidated balance sheets at fair value. We generally do not offset derivative assets and liabilities in our consolidated balance sheets or enter into derivative instruments with maturities longer than three years. We do not enter into derivative instruments for trading purposes.
We use various types of derivative instruments including forward contracts, commodity futures contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date, and at a predetermined rate or price. A collar is a strategy that uses a combination of a purchased call option and a sold put option with equal premiums to hedge a portion of anticipated cash flows, or to limit the range of possible gains or losses on an underlying asset or liability to a specific range. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices.
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the derivative's gain or loss is reported as a component of other comprehensive income ("OCI") and recorded in accumulated other comprehensive income ("AOCI") on the consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings.
To the extent that the change in the fair value of the contract corresponds to the change in the value of the anticipated transaction using forward rates on a monthly basis, the hedge is considered effective and is recognized as described above. The remaining change in fair value of the contract represents the ineffective portion, which is immediately recorded in net interest income and other in the consolidated statements of earnings.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items, which is discussed further at Note 3, Derivative Financial Instruments. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. For dedesignated cash flow hedges or for transactions that are no longer likely to occur, the related accumulated derivative gains or losses are recognized in net interest income and other in the consolidated statements of earnings.
Net Investment Hedges
For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is reported as a component of OCI and recorded in AOCI. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
To the extent that the change in the fair value of the forward contract corresponds to the change in value of the anticipated transactions using spot rates on a monthly basis, the hedge is considered effective and is recognized as described above. The remaining change in fair value of the forward contract represents the ineffective portion, which is immediately recognized in net interest income and other in the consolidated statements of earnings.
Derivatives Not Designated As Hedging Instruments
We also enter into certain foreign currency forward contracts, commodity futures contracts, collars and swaps that are not designated as hedging instruments for accounting purposes. The change in the fair value of these contracts is immediately recognized in net interest income and other in the consolidated statements of earnings.
Normal Purchase Normal Sale
We enter into fixed-price and price-to-be-fixed green coffee purchase commitments, which are described further at Note 5, Inventories. For both fixed-price and price-to-be-fixed purchase commitments, we expect to take delivery of and to utilize the coffee in a reasonable period of time and in the conduct of normal business. Accordingly, these purchase commitments qualify as normal purchases and are not recorded at fair value on our balance sheets.
Receivables, net of Allowance for Doubtful Accounts
Our receivables are mainly comprised of receivables for product and equipment sales to and royalties from our licensees, as well as receivables from our CPG and foodservice business customers. Our allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of September 28, 2014 and September 29, 2013, the allowance for doubtful accounts was $6.7 million and $5.7 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or market. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of September 28, 2014 and September 29, 2013, inventory reserves were $31.2 million and $52.0 million, respectively.

Property, Plant and Equipment
Property, plant and equipment, which includes assets under capital leases, are carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases. Depreciation is computed using the straight-line method over estimated useful lives of the assets, generally ranging from 2 to 15 years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of the appropriate estimated useful lives.
The portion of depreciation expense related to production and distribution facilities is included in cost of sales including occupancy costs in the consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are disposed of, whether through retirement or sale, the net gain or loss is recognized in net earnings. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.
We evaluate property, plant and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. Property, plant and equipment assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated store assets, the impairment test is performed at the individual store asset group level.
We recognized net disposition charges of $14.7 million, $17.4 million, and $16.5 million and net impairment charges of $19.0 million, $12.7 million, and $15.2 million in fiscal 2014, 2013, and 2012, respectively. The nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded in the consolidated statements of earnings. For assets within our retail operations, net impairment and disposition charges are recorded in store operating expenses. For all other assets, these charges are recorded in cost of sales including occupancy costs, other operating expenses, or general and administrative expenses.
Goodwill
We evaluate goodwill for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate that impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow model. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.
As part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We may abandon certain assets associated with a closed store, including leasehold improvements and other non-transferable assets. When a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. There were no material goodwill impairment charges recorded during fiscal 2014, 2013, and 2012.

Other Intangible Assets
Other intangible assets consist primarily of trade names and trademarks with indefinite lives, which are tested for impairment annually during the third fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using an income approach, such as a relief-from-royalty model. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, contract-based patents and copyrights, are amortized over their estimated useful lives, and are tested for impairment using a similar methodology to our property, plant and equipment, as described above.
There were no other intangible asset impairment charges recorded during fiscal 2014, 2013, and 2012.
Insurance Reserves
We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance, and director and officers’ liability insurance. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographics, exposure and severity factors, and other actuarial assumptions.
Revenue Recognition
Consolidated revenues are presented net of intercompany eliminations for wholly-owned subsidiaries and investees controlled by us and for product sales to and royalty and other fees from licensees accounted for under the equity method. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.
Company-operated Store Revenues
Company-operated store revenues are recognized when payment is tendered at the point of sale. Company-operated store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.
Licensed Store Revenues
Licensed store revenues consist of product and equipment sales to licensees, as well as royalties and other fees paid by licensees to use the Starbucks brand. Sales of coffee, tea and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in cost of sales including occupancy costs in the consolidated statements of earnings.
Initial nonrefundable development fees for licensed stores are recognized upon substantial performance of services for new market business development activities, such as initial business, real estate and store development planning, as well as providing operational materials and functional training courses for opening new licensed retail markets. Additional store licensing fees are recognized when new licensed stores are opened. Royalty revenues based upon a percentage of reported sales, and other continuing fees, such as marketing and service fees, are recognized on a monthly basis when earned.
CPG, Foodservice and Other Revenues
CPG, foodservice and other revenues primarily include sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse clubs and specialty retail stores, sales to our national foodservice accounts, and revenues from sales of products to and license fee revenues from manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements. Sales of coffee, tea, ready-to-drink beverages and related products to grocery and warehouse club stores are generally recognized when received by the customer or distributor, depending on contract terms. Revenues are recorded net of sales discounts given to customers for trade promotions and other incentives and for sales return allowances, which are determined based on historical patterns.
Revenues from sales of products to manufacturers that produce and market Starbucks and Seattle’s Best Coffee branded products through licensing agreements are generally recognized when the product is received by the manufacturer or distributor. License fee revenues from manufacturers are based on a percentage of sales and are recognized on a monthly basis when earned. National foodservice account revenues are recognized, when the product is received by the customer or distributor.
Sales to customers through CPG channels and national foodservice accounts, including sales to national distributors, are recognized net of certain fees paid to the customer. We characterize these fees as a reduction of revenue unless we are able to identify a sufficiently separable benefit from the customer's purchase of our products such that we could have entered into an exchange transaction with a party other than the customer in order to receive such benefit, and we can reasonably estimate the fair value of such benefit.
Stored Value Cards
Revenues from our stored value cards, primarily Starbucks Cards, are recognized when redeemed or when we recognize breakage income, which occurs when the likelihood of redemption, based on historical experience, is deemed to be remote. Outstanding customer balances are included in deferred revenue on the consolidated balance sheets. There are no expiration dates on our stored value cards, and we do not charge any service fees that cause a decrement to customer balances. While we will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may then be recognized as breakage income in net interest income and other in the consolidated statements of earnings. In fiscal 2014, 2013, and 2012, we recognized breakage income of $38.3 million, $33.0 million, and $65.8 million, respectively.
Customers in the US, Canada, and certain other countries who register their Starbucks Card are automatically enrolled in the My Starbucks Rewards® loyalty program and earn reward points ("Stars") with each purchase at participating Starbucks®, Teavana®, Evolution Fresh™ and La Boulange® stores, as well as on certain packaged coffee products purchased in select Starbucks® stores, at StarbucksStore.com, and through CPG channels. Reward program members receive various benefits depending on factors such as the number of Stars earned in a 12-month period. The value of Stars earned by our program members towards free product is included in deferred revenue and recorded as a reduction in revenue at the time the Stars are earned, based on the value of Stars that are projected to be redeemed.
Marketing & Advertising
Our annual marketing expenses include many components, one of which is advertising costs. We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place.
Marketing expenses totaled $315.5 million, $306.8 million and $277.9 million in fiscal 2014, 2013, and 2012, respectively. Included in these costs were advertising expenses, which totaled $198.9 million, $205.8 million and $182.4 million in fiscal 2014, 2013, and 2012, respectively.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.
Operating Leases
We lease retail stores, roasting, distribution and warehouse facilities, and office space for corporate administrative purposes under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. We recognize amortization of lease incentives, premiums and minimum rent expenses on a straight-line basis beginning on the date of initial possession, which is generally when we enter the space and begin to make improvements in preparation for intended use.
For tenant improvement allowances and rent holidays, we record a deferred rent liability within accrued liabilities, or other long-term liabilities, on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense in the consolidated statements of earnings.
For premiums paid upfront to enter a lease agreement, we record a prepaid rent asset in prepaid expenses and other current assets on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as additional rent expense in the consolidated statements of earnings.
For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial possession, we record minimum rent expense on a straight-line basis over the terms of the leases in the consolidated statements of earnings.

Certain leases provide for contingent rent, which is determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when we determine that achieving the specified levels during the fiscal year is probable.
When ceasing operations of company-operated stores under operating leases, in cases where the lease contract specifies a termination fee due to the landlord, we record such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord, we will record the expense upon signing of an agreement with the landlord. In cases where the landlord does not allow us to prematurely exit the lease, but allows for subleasing, we estimate the fair value of any sublease income that can be generated from the location and recognize an expense equal to the present value of the remaining lease payments to the landlord less any projected sublease income at the cease-use date.
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations ("ARO") when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates and discount rates, and accrete it to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in cost of sales including occupancy costs in the consolidated statements of earnings. As of September 28, 2014 and September 29, 2013, our net ARO assets included in property, plant and equipment were $4.1 million and $3.8 million, respectively, and our net ARO liabilities included in other long-term liabilities were $28.4 million and $27.7 million, respectively.
Stock-based Compensation
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units ("RSUs") or stock appreciation rights to employees, non-employee directors and consultants. We also have an employee stock purchase plan ("ESPP"). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance. We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board of Directors and may include measures such as earnings per share, operating income and return on invested capital. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized over the requisite service period for each separately vesting portion of the award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date, less the present value of expected dividends not received during the vesting period.
Foreign Currency Translation
Our international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are reported as a component of OCI and recorded in AOCI on the consolidated balance sheets.
Income Taxes
We compute income taxes using the asset and liability method, under which deferred income taxes are recognized based on the differences between the financial statement carrying amounts and the respective tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.
We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when new information becomes available.
Starbucks recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. Accrued interest and penalties are included within the related tax liability on the consolidated balance sheets.
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
In February 2013, the FASB issued guidance that adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This guidance requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The guidance became effective for us at the beginning of our first quarter of fiscal 2014 and the additional disclosures are provided in Note 11, Equity, of these consolidated financial statements.
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

	Fiscal 2013					Fiscal 2012
	Q1	Q2	Q3	Q4	Full Year	Full Year
Net revenues:
Company-operated stores	$2,989.6	$2,807.7	$2,986.3	$3,009.6	$11,793.2	$10,534.5
Licensed stores	350.2	322.1	342.0	346.3	1,360.5	1,210.3
CPG, foodservice and other	453.4	419.8	407.0	432.9	1,713.1	1,532.0
Total net revenues	3,793.2	3,549.6	3,735.3	3,788.8	14,866.8	13,276.8
Cost of sales including occupancy costs	1,620.7	1,530.4	1,597.6	1,633.7	6,382.3	5,813.3
Store operating expenses	1,089.5	1,038.4	1,084.1	1,073.9	4,286.1	3,918.1
Other operating expenses	126.1	105.8	98.9	101.1	431.8	407.2
Depreciation and amortization expenses	148.9	153.1	153.3	166.1	621.4	550.3
General and administrative expenses	231.9	230.3	249.6	226.1	937.9	801.2
Litigation charge	—	—	—	2,784.1	2,784.1	—
Total operating expenses	3,217.1	3,058.0	3,183.5	5,985.0	15,443.6	11,490.1
Income from equity investees	54.5	52.5	63.4	81.0	251.4	210.7
Operating income/(loss)	630.6	544.1	615.2	(2,115.2)	(325.4)	1,997.4
Interest income and other, net	(2.9)	50.8	3.5	72.1	123.6	94.4
Interest expense	(6.6)	(6.1)	(6.3)	(9.1)	(28.1)	(32.7)
Earnings/(loss) before income taxes	621.1	588.8	612.4	(2,052.2)	(229.9)	2,059.1
Income tax expense/(benefit)	188.7	198.1	194.6	(820.1)	(238.7)	674.4
Net earnings/(loss) including noncontrolling interests	432.4	390.7	417.8	(1,232.1)	8.8	1,384.7
Net earnings/(loss) attributable to noncontrolling interests	0.2	0.3	—	(0.1)	0.5	0.9
Net earnings/(loss) attributable to Starbucks	$432.2	$390.4	$417.8	$(1,232.0)	$8.3	$1,383.8
There was no impact on operating income or net earnings as a result of the error correction, nor any impact on our consolidated statements of comprehensive income, consolidated balance sheets or consolidated statements of cash flows. Additional disclosure regarding this change as it relates to our segment results is included at Note 16, Segment Reporting.

Note 2:    Acquisitions and Divestitures
Fiscal 2014
During the fourth quarter of fiscal 2014, we sold our Australian company-operated retail store assets and operations to the Withers Group, converting these operations to a fully licensed market, for a total of $15.9 million. This transaction resulted in a pre-tax gain of $2.4 million, which was included in net interest income and other in the consolidated statements of earnings. On an after-tax basis, this transaction resulted in a loss that was not material to our financial statements.
Fiscal 2013
During the fourth quarter of fiscal 2013, we sold our 82% interest in Starbucks Coffee Chile S.A. to our joint venture partner Alsea, S.A.B. de C.V., converting this market to a 100% licensed market, for a total purchase price of $68.6 million, which includes final working capital adjustments. This transaction resulted in a gain of $45.9 million, which was included in net interest income and other in the consolidated statements of earnings.
In the third quarter of fiscal 2013, we acquired 100% ownership of a coffee farm in Costa Rica for $8.1 million in cash. The fair value of the net assets acquired on the acquisition date primarily comprised property, plant and equipment.
On December 31, 2012, we acquired 100% of the outstanding shares of Teavana Holdings, Inc. ("Teavana"), a specialty retailer of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise, to elevate our tea offerings as well as expand our domestic and global tea footprint. We acquired Teavana for $615.8 million in cash. Of the total cash paid, $12.2 million was excluded from the purchase price allocation below as it represented contingent consideration receivable, all of which has been settled. At closing, we also repaid $35.2 million for long term debt outstanding on Teavana's balance sheet, which was recognized separately from the business combination. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date (in millions):

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

Fiscal 2012
On July 3, 2012, we acquired 100% ownership interest in Bay Bread, LLC and its La Boulange bakery brand (collectively "La Boulange") to elevate our core food offerings and build a premium, artisanal bakery brand. We acquired La Boulange for a purchase price of approximately $100 million in cash. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date (in millions):

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
On November 10, 2011, we acquired the outstanding shares of Evolution Fresh, Inc., a super-premium juice company, to expand our portfolio of product offerings and enter into the super-premium juice market. We acquired Evolution Fresh for a purchase price of $30 million in cash. The fair value of the net assets acquired on the acquisition date included $18 million of goodwill. Evolution Fresh is reported within All Other Segments.
Note 3:    Derivative Financial Instruments
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
Commodities
Depending on market conditions, we enter into coffee futures contracts and collars (the combination of a purchased call option and a sold put option) to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5, Inventories. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to cost of sales when the hedged exposure affects net earnings.

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
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Sep 28, 2014	Sep 29, 2013
Cash Flow Hedges:
Interest rates	$36.4	$41.4	$3.3
Foreign currency	10.6	(0.3)	7.0	34
Coffee	(0.7)	(12.2)	(1.3)	14
Net Investment Hedges:
Foreign currency	3.2	(12.9)	1.8	36
Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Cash Flow Hedges:
Interest rates	$0.5	$66.2	$5.0	$0.5
Foreign currency	24.0	7.4	8.0	3.5
Coffee	(0.4)	(26.5)	(13.1)	(49.4)
Net Investment Hedges:
Foreign currency	25.5	32.8	—	—

Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Sep 28, 2014	Sep 29, 2013
Foreign currency	$1.7	$(1.8)
Coffee	—	(2.1)
Dairy	12.6	(4.7)
Diesel fuel	(1.0)	0.3

Notional amounts of outstanding derivative contracts (in millions):

	Sep 28, 2014	Sep 29, 2013
Foreign currency	$542	$452
Coffee	45	—
Dairy	24	38
Diesel fuel	17	17
The fair values of our derivative assets and liabilities are included in Note 4, Fair Value Measurements, and additional disclosures related to cash flow hedge gains and losses included in accumulated other comprehensive income, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.
Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,708.4	$1,708.4	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	4.9	—	4.9	—
Foreign government obligations	33.7	—	33.7	—
US government treasury securities	10.9	10.9	—	—
State and local government obligations	12.7	—	12.7	—
Certificates of deposit	1.0	—	1.0	—
Total available-for-sale securities	63.2	10.9	52.3	—
Trading securities	72.2	72.2	—	—
Total short-term investments	135.4	83.1	52.3	—
Prepaid expenses and other current assets:
Derivative assets	28.7	0.9	27.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.9	—	8.9	—
Corporate debt securities	130.9	—	130.9	—
Auction rate securities	13.8	—	—	13.8
Foreign government obligations	17.4	—	17.4	—
US government treasury securities	94.8	94.8	—	—
State and local government obligations	6.7	—	6.7	—
Mortgage and asset-backed securities	45.9	—	45.9	—
Total long-term investments	318.4	94.8	209.8	13.8
Other assets:
Derivative assets	18.0	—	18.0	—
Total	$2,208.9	$1,887.2	$307.9	$13.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$2.4	$0.4	$2.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,575.7	$2,575.7	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	20.0	—	20.0	—
Commercial paper	127.0	—	127.0	—
Corporate debt securities	57.5	—	57.5	—
US government treasury securities	352.9	352.9	—	—
Certificates of deposit	34.1	—	34.1	—
Total available-for-sale securities	591.5	352.9	238.6	—
Trading securities	66.6	66.6	—	—
Total short-term investments	658.1	419.5	238.6	—
Prepaid expenses and other current assets:
Derivative assets	12.5	—	12.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.1	—	8.1	—
Corporate debt securities	36.8	—	36.8	—
Auction rate securities	13.4	—	—	13.4
Total long-term investments	58.3	—	44.9	13.4
Other assets:
Derivative assets	11.4	—	11.4	—
Total	$3,316.0	$2,995.2	$307.4	$13.4
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.5	$—	$3.5	$—
Other long-term liabilities:
Derivative liabilities	0.5	—	0.5	—
Total	$4.0	$—	$4.0	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Securities
Long-term investments (except for auction rate securities, "ARS") generally mature within 7 years. ARS have contractual maturities ranging from 16 to 29 years and are collateralized by portfolios of student loans, substantially all of which are guaranteed by the United States Department of Education.
Proceeds from sales of available-for-sale securities were $1.5 billion and $60.2 million for fiscal years 2014 and 2013, respectively. Proceeds from sales of available-for-sale securities were not material in fiscal 2012. The increase in fiscal 2014 was due to the liquidation of a significant portion of our offshore investment portfolio in the fourth quarter of fiscal 2014 in anticipation of funding the acquisition of Starbucks Japan. Realized gains and losses on sales and maturities of available-for-sale securities were not material for fiscal years 2014, 2013, and 2012. Gross unrealized holding gains and losses on available-for-sale securities were not material as of September 28, 2014 and September 29, 2013.

Trading Securities
Trading securities include equity mutual funds and exchange-traded funds. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan ("MDCP"), a defined contribution plan. Our MDCP liability was $106.4 million and $101.6 million as of September 28, 2014 and September 29, 2013, respectively, which is included in accrued compensation and related costs within accrued liabilities on the consolidated balance sheets. The changes in net unrealized holding gains and losses in the trading securities portfolio included in earnings for fiscal years 2014, 2013 and 2012 were net gains of $1.2 million, $11.7 million, and $10.9 million, respectively. Gross unrealized holding gains and losses on trading securities were not material as of September 28, 2014 and September 29, 2013.
Derivative Assets and Liabilities
Derivative assets and liabilities include foreign currency forward contracts, commodity futures contracts, collars (the combination of a purchased call option and a sold put option) and swaps, which are described further in Note 3, Derivative Financial Instruments. During fiscal 2014, we revised the classification of coffee and dairy futures from Level 2 to Level 1, as we use quoted prices in active markets for identical assets to determine fair value.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. Impairment of property, plant, and equipment is included at Note 1, Summary of Significant Accounting Policies. During fiscal 2014 and 2013, there were no other material fair value adjustments.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Sep 28, 2014	Sep 29, 2013
Coffee:
Unroasted	$432.3	$493.0
Roasted	238.9	235.4
Other merchandise held for sale	265.7	243.3
Packaging and other supplies	154.0	139.5
Total	$1,090.9	$1,111.2
Other merchandise held for sale includes, among other items, tea and serveware. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of September 28, 2014, we had committed to purchasing green coffee totaling $417 million under fixed-price contracts and an estimated $718 million under price-to-be-fixed contracts. As of September 28, 2014, approximately $29 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts and approximately $16 million were price-protected through the use of collar instruments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base "C" coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to "fix" the base "C" coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 6:    Equity and Cost Investments (in millions)

	Sep 28, 2014	Sep 29, 2013
Equity method investments	$469.3	$450.9
Cost method investments	45.6	45.6
Total	$514.9	$496.5

Equity Method Investments
As of September 28, 2014, we had a 50% ownership interest in each of the following international equity method investees: Starbucks Coffee Korea Co., Ltd.; President Starbucks Coffee Corporation (Taiwan); President Starbucks Coffee (Shanghai) Company Limited; and Tata Starbucks Limited (India). In addition, we had a 49% ownership interest in Starbucks Coffee España, S.L. ("Starbucks Spain") and a 39.5% ownership interest in Starbucks Coffee Japan, Ltd. ("Starbucks Japan"). These international entities operate licensed Starbucks® retail stores.
We also license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers® beverages, and Starbucks Discoveries Iced Café Favorites®.
As of September 28, 2014, the aggregate market value of our investment in Starbucks Japan was approximately $762 million, determined based on its available quoted market price, which exceeds its carrying value of $181 million. On October 31, 2014, we acquired an additional 39.5% ownership interest in Starbucks Japan, converting it to a consolidated company-operated market. See further discussion at Note 18, Subsequent Event.
In the fourth quarter of fiscal 2014, we sold our 50% equity method ownership interest in our Malaysian joint venture, Berjaya Starbucks Coffee Company Sdn. Bhd., to our joint venture partner, Berjaya Food Berhad, for a total purchase price of $88.0 million. This transaction resulted in a gain of $67.8 million, which was included in net interest income and other in the consolidated statements of earnings.
In the fourth quarter of fiscal 2013, we acquired a 49% equity method ownership interest in Starbucks Spain from our licensee partner Sigla S.A. (Grupo Vips) for approximately $33 million in cash.
Our share of income and losses from our equity method investments is included in income from equity investees in the consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties were $219.2 million, $205.1 million, and $190.3 million in fiscal years 2014, 2013, and 2012, respectively. Related costs of sales were $121.2 million, $115.4 million, and $111.0 million in fiscal years 2014, 2013, and 2012, respectively. As of September 28, 2014 and September 29, 2013, there were $54.9 million and $48.3 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
Summarized combined financial information of our equity method investees, which represent 100% of the investees’ financial information (in millions):

Financial Position as of	Sep 28, 2014	Sep 29, 2013
Current assets	$701.3	$675.8
Noncurrent assets	873.9	783.3
Current liabilities	615.6	466.6
Noncurrent liabilities	79.1	148.9

Results of Operations for Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Net revenues	$3,461.3	$3,018.7	$2,796.7
Operating income	467.7	434.8	353.5
Net earnings	382.6	358.0	286.7

Cost Method Investments
As of September 28, 2014, we had $19 million invested in equity interests of entities that develop and operate Starbucks® licensed stores in several global markets. We have the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on our total percentage ownership interest and our ability to exercise significant influence over financial and operating policies, additional investments may require a retroactive application of the equity method of accounting. We also have a $25 million investment in the preferred stock of Square, Inc.
During the fourth quarter of fiscal 2013, we sold our 18% interest in Starbucks Coffee Argentina S.R.L. to our joint venture partner Alsea, S.A.B. de C.V., for a total purchase price of $4.4 million. This transaction resulted in a loss of $1.0 million, which was included in net interest income and other in the consolidated statements of earnings.
During the second quarter of fiscal 2013, we sold our 18% interest in Cafe Sirena S. de R.L. de CV (a Mexican limited liability company), to our controlling joint venture partner, SC de Mexico, S.A. de CV, owned by Alsea, S.A.B. de C.V., for a total purchase price of $50.3 million, which included final working capital adjustments. This transaction resulted in a gain of $35.2 million, which was included in net interest income and other in the consolidated statements of earnings.
Note 7:    Supplemental Balance Sheet Information (in millions)
Property, Plant and Equipment, net

	Sep 28, 2014	Sep 29, 2013
Land	$46.7	$47.0
Buildings	278.1	259.6
Leasehold improvements	4,858.4	4,431.6
Store equipment	1,493.3	1,353.9
Roasting equipment	410.9	397.9
Furniture, fixtures and other	1,078.1	949.7
Work in progress	415.6	342.4
Property, plant and equipment, gross	8,581.1	7,782.1
Accumulated depreciation	(5,062.1)	(4,581.6)
Property, plant and equipment, net	$3,519.0	$3,200.5
Accrued Liabilities

	Sep 28, 2014	Sep 29, 2013
Accrued compensation and related costs	$437.9	$420.2
Accrued occupancy costs	119.8	120.7
Accrued taxes	272.0	125.0
Accrued dividend payable	239.8	195.8
Other	444.9	407.6
Total accrued liabilities	$1,514.4	$1,269.3
Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Sep 28, 2014	Sep 29, 2013
Trade names, trademarks and patents	$197.5	$190.5
Other indefinite-lived intangible assets	15.1	15.1
Total indefinite-lived intangible assets	$212.6	$205.6
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions and Divestitures.

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Total
Balance at September 30, 2012
Goodwill prior to impairment	$235.9	$60.0	$75.3	$23.8	$12.7	$407.7
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$227.3	$60.0	$75.3	$23.8	$12.7	$399.1
Acquisitions/(divestitures)	(3.7)	—	—	—	467.5	463.8
Other(1)	(2.0)	2.2	(0.2)	—	—	—
Balance at September 29, 2013
Goodwill prior to impairment	$230.2	$62.2	$75.1	$23.8	$480.2	$871.5
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$221.6	$62.2	$75.1	$23.8	$480.2	$862.9
Impairment	—	—	—	—	(0.8)	(0.8)
Other(1)	(2.6)	(3.1)	(0.2)	—	—	(5.9)
Balance at September 28, 2014
Goodwill prior to impairment	$227.6	$59.1	$74.9	$23.8	$480.2	$865.6
Accumulated impairment charges	(8.6)	—	—	—	(0.8)	(9.4)
Goodwill	$219.0	$59.1	$74.9	$23.8	$479.4	$856.2

(1)	Other is primarily comprised of changes in the goodwill balance as a result of foreign exchange fluctuations.
Definite-Lived Intangible Assets

	Sep 28, 2014			Sep 29, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired rights	$36.8	$(10.1)	$26.7	$38.8	$(7.1)	$31.7
Acquired trade secrets and processes	27.6	(5.4)	22.2	27.6	(2.7)	24.9
Trade names, trademarks and patents	21.6	(11.6)	10.0	19.5	(9.8)	9.7
Other definite-lived intangible assets	3.8	(1.8)	2.0	3.8	(0.9)	2.9
Total definite-lived intangible assets	$89.8	$(28.9)	$60.9	$89.7	$(20.5)	$69.2
Amortization expense for definite-lived intangible assets was $8.7 million, $7.7 million, and $4.5 million during fiscal 2014, 2013, and 2012, respectively.
Estimated future amortization expense as of September 28, 2014 (in millions):

Fiscal Year Ending
2015	$9.3
2016	8.7
2017	8.4
2018	6.8
2019	6.5
Thereafter	21.2
Total estimated future amortization expense	$60.9

Note 9:    Debt
Revolving Credit Facility and Commercial Paper Program
Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature in February 2018. We may request, and the banks may grant, at their discretion, increases to the credit facility by a total additional amount of up to $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for US dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies, and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.795% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As a result of the arbitrator’s ruling on the Kraft litigation, the credit facility was amended on November 15, 2013 to exclude the impact of the litigation charge, including the impact on our fixed charge coverage ratio. As of September 28, 2014, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of September 28, 2014.
Under our commercial paper program, as approved by our Board of Directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $727 million under our commercial paper program (the $750 million committed credit facility amount, less $23 million in outstanding letters of credit). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. In the first quarter of fiscal 2014, we issued and subsequently repaid commercial paper borrowings of $225 million to fund a portion of the $2.8 billion payment for the Kraft arbitration matter. In the fourth quarter of fiscal 2014, we issued and subsequently repaid commercial paper borrowings of $25 million to fund other corporate purposes. There were no other commercial paper borrowings during fiscal 2014 or fiscal 2013.
Long-term Debt
In December 2013, we issued $400 million of 3-year 0.875% Senior Notes ("the 2016 notes") due December 2016, and $350 million of 5-year 2.000% Senior Notes ("the 2018 notes") due December 2018, in an underwritten registered public offering. Interest on both of these notes is payable semi-annually on June 5 and December 5 of each year, commencing on June 5, 2014.
In September 2013, we issued $750 million of 10-year 3.85% Senior Notes ("the 2023 notes") due October 2023, in an underwritten registered public offering. Interest on the 2023 notes is payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2014.
In August 2007, we issued $550 million of 6.25% Senior Notes ("the 2017 notes") due in August 2017, in an underwritten registered public offering. Interest on the 2017 notes is payable semi-annually on February 15 and August 15 of each year.
Components of long-term debt including the associated interest rates and related fair values (in millions, except interest rates):

	Sep 28, 2014		Sep 29, 2013		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$400	$—	$—	0.875%	0.941%
2017 notes	550.0	625	550.0	644	6.250%	6.292%
2018 notes	350.0	353	—	—	2.000%	2.012%
2023 notes	750.0	786	750.0	762	3.850%	2.860%
Total	2,050.0	2,164	1,300.0	1,406
Aggregate unamortized discount	1.7		0.6
Total	$2,048.3		$1,299.4

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 28, 2014, we were in compliance with each of these covenants.
Interest Expense
Interest expense, net of interest capitalized, was $64.1 million, $28.1 million, and $32.7 million in fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, 2013, and 2012, $6.2 million, $10.4 million, and $3.2 million, respectively, of interest was capitalized for asset construction projects.
Note 10:    Leases
Rent expense under operating lease agreements (in millions):

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Minimum rent	$907.4	$838.3	$759.0
Contingent rent	66.8	56.4	44.7
Total	$974.2	$894.7	$803.7
Minimum future rental payments under non-cancelable operating leases as of September 28, 2014 (in millions):

Fiscal Year Ending
2015	$925.6
2016	826.6
2017	696.3
2018	556.3
2019	450.8
Thereafter	1,502.3
Total minimum lease payments	$4,957.9
We have subleases related to certain of our operating leases. During fiscal 2014, 2013, and 2012, we recognized sublease income of $13.3 million, $9.3 million, and $10.0 million, respectively.
Note 11:    Equity
In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at September 28, 2014.
Included in additional paid-in capital in our consolidated statements of equity as of September 28, 2014 and September 29, 2013 is $39.4 million related to the increase in value of our share of the net assets of Starbucks Japan at the time of its initial public stock offering in fiscal 2002.
We repurchased 10.5 million shares of common stock at a total cost of $769.8 million, and 10.8 million shares at a total cost of $544.1 million for the the years ended September 28, 2014 and September 29, 2013, respectively. As of September 28, 2014, 15.9 million shares remained available for repurchase under current authorizations.

During fiscal years 2014 and 2013, our Board of Directors declared the following dividends (in millions, except per share amounts):

	Dividend Per Share	Record date	Total Amount	Payment Date
Fiscal Year 2014:
First quarter	$0.26	February 6, 2014	$196.4	February 21, 2014
Second quarter	$0.26	May 8, 2014	$195.5	May 23, 2014
Third quarter	$0.26	August 7, 2014	$195.3	August 22, 2014
Fourth quarter	$0.32	November 13, 2014	$239.8	November 28, 2014
Fiscal Year 2013:
First quarter	$0.21	February 7, 2013	$157.5	February 22, 2013
Second quarter	$0.21	May 9, 2013	$157.3	May 24, 2013
Third quarter	$0.21	August 8, 2013	$158.0	August 23, 2013
Fourth quarter	$0.26	November 14, 2013	$195.8	November 29, 2013
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
Changes in accumulated other comprehensive income ("AOCI") by component, for the year ended September 28, 2014, net of tax:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
Net gains/(losses) in AOCI at September 29, 2013	$(0.5)	$26.8	$(12.9)	$53.6	$67.0
Net gains/(losses) recognized in OCI before reclassifications	1.0	16.3	16.1	(77.4)	(44.0)
Net (gains)/losses reclassified from AOCI to earnings	(0.9)	3.2	—	—	2.3
Other comprehensive income/(loss)	0.1	19.5	16.1	(77.4)	(41.7)
Net gains/(losses) in AOCI at September 28, 2014	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Impact of reclassifications from AOCI on the consolidated statements of earnings related to cash flow hedges for the year ended September 28, 2014:

AOCI Components	Amounts Reclassified from AOCI (in millions)	Affected Line Item in the Statements of Earnings
Gains/(losses) on cash flow hedges
Interest rate hedges	$5.0	Interest expense
Foreign currency hedges	5.1	Revenue
Foreign currency/coffee hedges	(10.0)	Cost of sales including occupancy costs
	0.1	Total before tax
	(3.3)	Tax (expense)/benefit
	$(3.2)	Net of tax

Note 12:    Employee Stock and Benefit Plans
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units ("RSUs"), or stock appreciation rights to employees, non-employee directors and consultants. We issue new shares of common stock upon exercise of stock options and the vesting of RSUs. We also have an employee stock purchase plan ("ESPP").
As of September 28, 2014, there were 56.0 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 7.4 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Options	$41.8	$37.1	$46.2
RSUs	141.4	105.2	107.4
Total stock-based compensation expense recognized in the consolidated statements of earnings	$183.2	$142.3	$153.6
Total related tax benefit	$63.4	$49.8	$54.2
Total capitalized stock-based compensation included in net property, plant and equipment and inventories on the consolidated balance sheets	$1.9	$1.8	$2.0
Stock Option Plans
Stock options to purchase our common stock are granted at the fair value of the stock on the grant date. The majority of options become exercisable in four equal installments beginning a year from the grant date and generally expire 10 years from the grant date. Options granted to non-employee directors generally vest over one to three years. Nearly all outstanding stock options are non-qualified stock options.
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2014, 2013, and 2012:

	Employee Stock Options Granted During the Period
Fiscal Year Ended	2014	2013	2012
Expected term (in years)	4.5	4.8	4.8
Expected stock price volatility	26.8%	34.0%	38.2%
Risk-free interest rate	1.1%	0.7%	1.0%
Expected dividend yield	1.3%	1.6%	1.5%
Weighted average grant price	$80.23	$51.23	$44.26
Estimated fair value per option granted	$16.72	$12.88	$12.79
The expected term of the options represents the estimated period of time until exercise, and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of our stock and the one-year implied volatility of Starbucks traded options, for the related vesting periods. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues with an equivalent remaining term. The dividend yield assumption is based on our anticipated cash dividend payouts. The amounts shown above for the estimated fair value per option granted are before the estimated effect of forfeitures, which reduce the amount of expense recorded in the consolidated statements of earnings.

Stock option transactions for the year ended September 28, 2014 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 29, 2013	22.0	$29.11	6.0	$1,060
Granted	3.1	80.23
Exercised	(4.8)	24.27
Expired/forfeited	(0.5)	51.80
Outstanding, September 28, 2014	19.8	37.86	5.8	754
Exercisable, September 28, 2014	12.7	25.32	4.4	631
Vested and expected to vest, September 28, 2014	19.2	36.89	5.7	747
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of September 28, 2014, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options was approximately $35 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.6 years. The total intrinsic value of stock options exercised was $258 million, $539 million, and $440 million during fiscal years 2014, 2013, and 2012, respectively. The total fair value of options vested was $44 million, $56 million, and $59 million during fiscal years 2014, 2013, and 2012, respectively.
RSUs
We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of common stock at the end of a vesting period, subject solely to the employee’s continuing employment or the non-employee director's continuing service. The majority of RSUs vest in two equal annual installments beginning a year from the grant date. Our performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if we achieve specified performance goals during the performance period and the grantee remains employed during the subsequent vesting period.
RSU transactions for the year ended September 28, 2014 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 29, 2013	5.8	$44.08	0.9	$452
Granted	2.9	80.13
Vested	(2.6)	40.08
Forfeited/canceled	(0.7)	65.59
Nonvested, September 28, 2014	5.4	62.34	1.0	407
For fiscal 2013 and 2012, the weighted average fair value per RSU granted was $50.23 and $44.05, respectively. As of September 28, 2014, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $113 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of RSUs vested was $103 million, $104 million and $80 million during fiscal years 2014, 2013, and 2012, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.4 million in fiscal 2014.

Deferred Stock Plans
Our 1997 Deferred Stock Plan for certain key-employees enabled participants in the plan to defer receipt of ownership of common shares from the exercise of nonqualified stock options. Pursuant to this plan, our chairman, president and ceo elected to defer receipt of approximately 3.4 million shares of common stock (as adjusted for stock splits since 1997). In November 2006, he re-deferred receipt of the shares until December 21, 2012 (or earlier if his employment with Starbucks terminated before such date). On December 21, 2012, the deferral period ended and pursuant to the terms of the plan, we issued approximately 2.2 million shares of common stock to him and withheld approximately 1.2 million shares to satisfy tax withholdings. As of September 28, 2014 there were no remaining deferrals under the terms of this plan and no new deferrals are permitted.
We have a Deferred Compensation Plan for Non-Employee Directors under which non-employee directors may, for any fiscal year, irrevocably elect to defer receipt of shares of common stock the director would have received upon vesting of restricted stock units. The number of deferred shares outstanding related to deferrals made under this plan is not material.
Defined Contribution Plans
We maintain voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws.
Our matching contributions to all US and non-US plans were $73.0 million, $54.7 million, and $59.8 million in fiscal years 2014, 2013, and 2012, respectively.
Note 13:    Income Taxes
Components of earnings/(loss) before income taxes (in millions):

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013			Sep 30, 2012
		Total	Litigation charge	All Other
United States	$2,572.4	$(674.0)	$(2,784.1)	$2,110.1	$1,679.6
Foreign	587.3	444.1	—	444.1	379.5
Total earnings/(loss) before income taxes	$3,159.7	$(229.9)	$(2,784.1)	$2,554.2	$2,059.1

Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013			Sep 30, 2012
		Total	Litigation charge	All Other
Current taxes:
US federal	$822.7	$616.6	$—	$616.6	$466.0
US state and local	132.9	93.8	—	93.8	79.9
Foreign	128.8	95.9	—	95.9	76.8
Total current taxes	1,084.4	806.3	—	806.3	622.7
Deferred taxes:
US federal	12.0	(898.8)	(922.3)	23.5	49.2
US state and local	(4.9)	(144.0)	(148.7)	4.7	(0.7)
Foreign	0.5	(2.2)	—	(2.2)	3.2
Total deferred taxes	7.6	(1,045.0)	(1,071.0)	26.0	51.7
Total income tax expense/(benefit)	$1,092.0	$(238.7)	$(1,071.0)	$832.3	$674.4

Reconciliation of the statutory US federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013			Sep 30, 2012
		Total	Litigation charge	All Other
Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	15.8	3.5	2.4	2.5
Benefits and taxes related to foreign operations	(1.9)	37.5	—	(3.4)	(3.3)
Domestic production activity deduction	(0.7)	8.1	—	(0.7)	(0.7)
Domestic tax credits	(0.2)	2.8	—	(0.3)	(0.3)
Charitable contributions	(0.4)	3.9	—	(0.3)	(0.5)
Other, net	0.2	0.7	—	(0.1)	0.1
Effective tax rate	34.6%	103.8%	38.5%	32.6%	32.8%
Our effective tax rate in fiscal 2013 was significantly affected by the litigation charge we recorded as a result of the conclusion of our arbitration with Kraft. In order to provide a more meaningful analysis of tax expense and the effective tax rate, the tables above present separate reconciliations of the effect of the litigation charge. The deferred tax asset related to the litigation charge is estimated to be recovered over a period of 15 years; the deferred tax asset has been classified between current and non-current consistent with the expected recovery period for income tax reporting purposes.
US income and foreign withholding taxes have not been provided on approximately $2.2 billion of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the US, in the form of dividends or otherwise, we would be subject to additional US income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with its hypothetical calculation, and the amount of liability, if any, is dependent on circumstances existing if and when remittance occurs.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 28, 2014	Sep 29, 2013
Deferred tax assets:
Property, plant and equipment	$78.5	$64.9
Accrued occupancy costs	58.8	69.0
Accrued compensation and related costs	75.3	77.6
Other accrued liabilities	27.6	22.0
Asset retirement obligation asset	18.6	21.0
Deferred revenue	63.4	49.9
Asset impairments	49.5	33.3
Tax credits	20.3	19.1
Stock-based compensation	131.5	120.9
Net operating losses	104.4	99.0
Litigation charge	1,002.0	1,071.9
Other	77.0	62.7
Total	$1,706.9	$1,711.3
Valuation allowance	(166.8)	(160.5)
Total deferred tax asset, net of valuation allowance	$1,540.1	$1,550.8
Deferred tax liabilities:
Property, plant and equipment	(148.2)	(182.9)
Intangible assets and goodwill	(92.9)	(81.6)
Other	(89.4)	(53.1)
Total	(330.5)	(317.6)
Net deferred tax asset	$1,209.6	$1,233.2
Reported as:
Current deferred income tax assets	$317.4	$277.3
Long-term deferred income tax assets	903.3	967.0
Current deferred income tax liabilities (included in Accrued liabilities)	(4.2)	(1.0)
Long-term deferred income tax liabilities (included in Other long-term liabilities)	(6.9)	(10.1)
Net deferred tax asset	$1,209.6	$1,233.2
The valuation allowance as of September 28, 2014 and September 29, 2013 is primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries. The net change in the total valuation allowance was an increase of $6.3 million for both fiscal 2014 and 2013.
As of September 28, 2014, Starbucks has state tax credit carryforwards of $31.2 million with an expiration date of fiscal 2024. Starbucks has foreign net operating loss carryforwards of $342.4 million, with the predominant amount having no expiration date.
Uncertain Tax Positions
As of September 28, 2014, we had $112.7 million of gross unrecognized tax benefits of which $85.3 million, if recognized, would affect our effective tax rate. We recognized expense of $5.9 million, a benefit of $0.8 million, and a benefit of $0.7 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2014, 2013 and 2012, respectively. As of September 28, 2014 and September 29, 2013, we had accrued interest and penalties of $10.6 million and $4.7 million, respectively, before the benefit of the federal tax deduction, included within the related tax liability on the consolidated balance sheets.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Beginning balance	$88.8	$75.3	$52.9
Increase related to prior year tax positions	1.4	8.9	8.8
Decrease related to prior year tax positions	(2.2)	(9.3)	—
Increase related to current year tax positions	26.7	19.3	20.0
Decrease related to current year tax positions	(1.9)	(0.4)	(1.1)
Decreases related to settlements with taxing authorities	(0.1)	—	(0.5)
Decreases related to lapsing of statute of limitations	—	(5.0)	(4.8)
Ending balance	$112.7	$88.8	$75.3
We are currently under routine audit by various jurisdictions inside and outside the US as well as US state taxing jurisdictions for fiscal years 2006 through 2013. We are no longer subject to US federal or state examination for years prior to fiscal year 2011, with the exception of eleven states. We are no longer subject to examination in any material international markets prior to 2006.
There is a reasonable possibility that our unrecognized tax benefit liability will change within 12 months; however, we do not expect this change to be material to the consolidated financial statements.
Note 14:    Earnings per Share
Calculation of net earnings per common share ("EPS") — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Net earnings attributable to Starbucks	$2,068.1	$8.3	$1,383.8
Weighted average common shares and common stock units outstanding (for basic calculation)	753.1	749.3	754.4
Dilutive effect of outstanding common stock options and RSUs	10.0	13.0	18.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	763.1	762.3	773.0
EPS — basic	$2.75	$0.01	$1.83
EPS — diluted	$2.71	$0.01	$1.79
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. We had 2.7 million and 0.2 million out-of-the-money stock options as of September 28, 2014 and September 30, 2012, respectively. There were no out-of-the-money stock options as of September 29, 2013.
Note 15:    Commitments and Contingencies
Legal Proceedings
On November 12, 2013, the arbitrator in our arbitration with Kraft Foods Global, Inc. (now known as Kraft Foods Group, Inc.) ("Kraft") ordered Starbucks to pay Kraft $2,227.5 million in damages plus prejudgment interest and attorneys' fees. We estimated prejudgment interest, which included an accrual through the estimated payment date, and attorneys' fees to be approximately $556.6 million. As a result, we recorded a litigation charge of $2,784.1 million in our fiscal 2013 operating results.
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
Note 16:    Segment Reporting
Segment information is prepared on the same basis that our ceo, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Beginning with the first quarter of fiscal 2012, we redefined our reportable operating segments to align with the three-region leadership and organizational structure of our retail business that took effect at the beginning of fiscal 2012. The three-region structure includes: 1) Americas, inclusive of the US, Canada, and Latin America; 2) Europe, Middle East, and Africa ("EMEA"); and 3) China/Asia Pacific ("CAP").
Accordingly, beginning with the first quarter of fiscal 2012, we revised our reportable operating segments from 1) US, 2) International, and 3) Global Consumer Products Group to the following four reportable segments: 1) Americas, 2) EMEA, 3) CAP, and 4) Global Consumer Products Group. In the second quarter of fiscal 2012, we renamed our Global Consumer Products Group segment "Channel Development."
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
Beginning in the second quarter of fiscal 2013, we removed unallocated corporate expenses from Other. Other is now referred to as All Other Segments and includes Teavana, Seattle's Best Coffee and Evolution Fresh, as well as our Digital Ventures business. Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that support the operating segments, but are not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment operating results and consolidated financial results. While our consolidated results are not impacted, our historical segment financial information has been revised to be consistent with the current presentation.
Americas, EMEA and CAP operations sell coffee and other beverages, complementary food, packaged coffees, single-serve coffee products and a focused selection of merchandise through company-operated stores and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our EMEA and CAP operations are still in the early stages of development and require a more extensive support organization, relative to their current levels of revenue and operating income, than our Americas operations. The Americas and EMEA segments also include certain foodservice accounts, primarily in Canada and the UK. Our Americas segment also includes our La Boulange® retail stores.
Channel Development operations sell a selection of packaged coffees as well as a selection of premium Tazo® teas globally. Channel Development operations also produce and sell a variety of ready-to-drink beverages, such as Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks and Starbucks Refreshers® beverages, as well as Starbucks- and Tazo-branded single-serve products. The US foodservice business, which is included in the Channel Development segment, sells coffee and other related products to institutional foodservice companies.

Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Sep 28, 2014		Sep 29, 2013		Sep 30, 2012
Beverage	$9,458.4	58%	$8,674.7	58%	$7,883.8	59%
Food	2,505.2	15%	2,189.8	15%	1,875.1	14%
Packaged and single-serve coffees and teas	2,370.0	14%	2,206.5	15%	1,965.8	15%
Other(1)	2,114.2	13%	1,795.8	12%	1,552.1	12%
Total	$16,447.8	100%	$14,866.8	100%	$13,276.8	100%

(1)	"Other" primarily includes royalty and licensing revenues, beverage-related ingredients, ready-to-drink beverages and serveware, among other items.
In fiscal 2014, we moved ready-to-drink beverage revenues from the "Food" category to the "Other" category and combined packaged and single-serve teas, which were previously included in the "Other" category, with packaged and single serve coffees, which are now categorized as "Packaged and single-serve coffees and teas." Additionally, we revised our discount allocation methodology to more precisely allocate sales discounts to the various revenue product categories. None of these changes had a material impact on the composition of our revenue mix by product type. Prior period amounts have been revised to be consistent with the current period presentation.
Information by geographic area (in millions):

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Net revenues from external customers:
United States	$12,590.6	$11,389.6	$10,154.8
Other countries	3,857.2	3,477.2	3,122.0
Total	$16,447.8	$14,866.8	$13,276.8
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the US consist primarily of revenues from Canada, the UK, and China, which together account for approximately 65% of net revenues from other countries for fiscal 2014.

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Long-lived assets:
United States	$5,135.8	$4,641.3	$2,767.1
Other countries	1,448.4	1,404.0	1,252.5
Total	$6,584.2	$6,045.3	$4,019.6
Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Operating income represents earnings before net interest income and other, interest expense and income taxes. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash and cash equivalents, net property, plant and equipment, equity and cost investments, goodwill, and other intangible assets. Assets not identified by reportable operating segment below are corporate assets and are primarily comprised of cash and cash equivalents available for general corporate purposes, investments, assets of the corporate headquarters and roasting facilities, and inventory.

The table below presents financial information for our reportable operating segments and All Other Segments for the years ended September 28, 2014, September 29, 2013, and September 30, 2012, including reclassifications resulting from the correction of the immaterial error discussed in Note 1, Summary of Significant Accounting Policies. The reclassifications for fiscal years 2013 and 2012 were $21.8 million and $19.2 million for the Channel Development segment, respectively, and $3.6 million and $3.5 million for All Other Segments, respectively.

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
Fiscal 2014
Total net revenues	$11,980.5	$1,294.8	$1,129.6	$1,546.0	$496.9	$16,447.8
Depreciation and amortization expenses	469.5	59.4	46.1	1.8	15.2	592.0
Income from equity investees	—	3.7	164.0	100.6	—	268.3
Operating income/(loss)	2,809.0	119.2	372.5	557.2	(26.8)	3,831.1
Total assets	2,521.4	663.0	939.8	84.6	825.2	5,034.0

Fiscal 2013
Total net revenues	$11,000.8	$1,160.0	$917.0	$1,398.9	$390.1	$14,866.8
Depreciation and amortization expenses	429.3	55.5	33.8	1.1	11.7	531.4
Income from equity investees	2.4	0.4	152.0	96.6	—	251.4
Operating income/(loss)	2,365.2	64.2	321.2	415.5	(34.5)	3,131.6
Total assets	2,323.4	510.6	805.0	89.2	821.1	4,549.3

Fiscal 2012
Total net revenues	$9,936.0	$1,141.3	$721.4	$1,273.0	$205.1	$13,276.8
Depreciation and amortization expenses	392.4	57.1	23.2	1.3	2.5	476.5
Income from equity investees	2.1	0.3	122.4	85.2	0.7	210.7
Operating income/(loss)	2,020.4	6.8	252.6	340.4	(27.4)	2,592.8
Total assets	2,199.0	467.4	656.6	88.8	80.8	3,492.6
The following table reconciles total segment operating income in the table above to consolidated earnings/(loss) before income taxes (in millions):

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012
Total segment operating income	$3,831.1	$3,131.6	$2,592.8
Unallocated corporate operating expenses(1)	(750.0)	(3,457.0)	(595.4)
Consolidated operating income/(loss)	3,081.1	(325.4)	1,997.4
Interest income and other, net	142.7	123.6	94.4
Interest expense	(64.1)	(28.1)	(32.7)
Earnings/(loss) before income taxes	$3,159.7	$(229.9)	$2,059.1
(1) Fiscal 2013 includes a pretax charge of $2,784.1 million resulting from the litigation charge we recorded associated with the conclusion of our arbitration with Kraft.

Note 17:    Selected Quarterly Financial Information (unaudited; in millions, except EPS)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2014:
Net revenues	$4,239.6	$3,873.8	$4,153.7	$4,180.8	$16,447.8
Operating income	813.5	644.1	768.5	854.9	3,081.1
Net earnings attributable to Starbucks	540.7	427.0	512.6	587.9	2,068.1
EPS — diluted	0.71	0.56	0.67	0.77	2.71
Fiscal 2013:
Net revenues(1)	$3,793.2	$3,549.6	$3,735.3	$3,788.8	$14,866.8
Operating income/(loss)(2)	630.6	544.1	615.2	(2,115.2)	(325.4)
Net earnings/(loss) attributable to Starbucks(2)	432.2	390.4	417.8	(1,232.0)	8.3
EPS — diluted(2)	0.57	0.51	0.55	(1.64)	0.01

(1)
Includes the reclassifications resulting from the correction of the immaterial error discussed in Note 1, Summary of Significant Accounting Policies. We reclassified $6.4 million, $6.3 million, $6.4 million and $6.2 million for the first, second, third, and fourth quarters of fiscal year 2013, respectively, and $25.4 million for the full year of fiscal 2013.

(2)	The fourth quarter of fiscal 2013 includes a pretax charge of $2,784.1 million resulting from the conclusion of the arbitration with Kraft.
Note 18:    Subsequent Event
On September 23, 2014, we entered into a tender offer bid agreement with Starbucks Coffee Japan, Ltd. ("Starbucks Japan"), a 39.5% owned equity method investment (as discussed in Note 6, Equity and Cost Investments), and our joint venture partner, Sazaby League, Ltd. ("Sazaby"), to acquire the remaining 60.5% ownership interest in Starbucks Japan. We are acquiring Starbucks Japan to further leverage our existing infrastructure to continue disciplined retail store growth and expand our presence into other channels in the Japan market, such as CPG, licensing and foodservice. Structured as a two-step tender offer, the full acquisition of Starbucks Japan is expected to be completed during fiscal 2015.
On October 31, 2014, we acquired Sazaby's 39.5% ownership interest through the first tender offer step for ¥55 billion ($511 million) in cash, bringing our total ownership in Starbucks Japan to a controlling 79% interest. Due to the limited time since the closing of the first tender offer step, the initial accounting for this acquisition is still in process but will be reflected in our first quarter of fiscal 2015 results. We will record the fair value of the assets acquired and liabilities assumed as of October 31, 2014, as well as adjust the carrying value of our existing 39.5% equity method investment to fair value. From the acquisition date forward, we will consolidate Starbucks Japan's results of operations and cash flows in our consolidated financial statements. Until the remaining 21% of minority shareholders’ interests are acquired, we will present them as net earnings attributable to noncontrolling interests in our consolidated statements of earnings.
We initiated the second tender offer step on November 10, 2014 to acquire the remaining 21% ownership interest held by the public shareholders and option holders of Starbucks Japan's common stock, with the objective of acquiring all of the remaining outstanding shares including outstanding stock options, which we expect to complete on December 29, 2014. Upon successful completion of the second tender offer step, we intend to commence a cash-out procedure under Japanese law (the "Cash-out") that will allow us to acquire all remaining shares. At the conclusion of the Cash-out, which we expect to complete during the first half of calendar 2015, Starbucks will own 100% of Starbucks Japan. The expected purchase price for the second tender offer step and the Cash-out is ¥44.5 billion (approximately $382 million with Japanese yen converted into US dollars at a reference conversion rate of 116.52 JPY to USD).
We funded the first tender offer step with $511 million in offshore cash. We also expect to fund a majority of the second tender offer step with offshore cash. Through the date of this filing, we have incurred approximately $5 million in acquisition-related costs, such as regulatory, legal, and advisory fees, which we have recorded within unallocated corporate general and administrative expenses during the respective fiscal periods in which they were incurred.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the "Company") as of September 28, 2014 and September 29, 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended September 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of September 28, 2014 and September 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 14, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
During the fourth quarter of fiscal 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 28, 2014).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (the "1992 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 28, 2014.
Our internal control over financial reporting as of September 28, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the "Company") as of September 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended September 28, 2014, of the Company and our report dated November 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 14, 2014

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth in Item 1 of Part 1 of this Report under the caption "Executive Officers of the Registrant."
We adopted a code of ethics that applies to our chief executive officer, chief operating officer, chief financial officer, controller and other finance leaders, which is a "code of ethics" as defined by applicable rules of the SEC. This code is publicly available on our website at www.starbucks.com/about-us/company-information/corporate-governance. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief operating officer, chief financial officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.starbucks.com/about-us/company-information/corporate-governance or in a report on Form 8-K filed with the SEC.
The remaining information required by this item is incorporated herein by reference to the sections entitled "Proposal 1 — Election of Directors" and "Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance — Board Committees and Related Matters" and "Corporate Governance — Audit and Compliance Committee" in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2015 (the "Proxy Statement").

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Compensation of Directors," "Corporate Governance — Compensation and Management Development Committee" and "Compensation Committee Report" in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the sections entitled "Equity Compensation Plan Information" and "Beneficial Ownership of Common Stock" in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance — Affirmative Determinations Regarding Director Independence and Other Matters" in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the sections entitled "Independent Registered Public Accounting Firm Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:

1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 28, 2014, September 29, 2013, and September 30, 2012;

•	Consolidated Statements of Comprehensive Income for the fiscal years ended September 28, 2014, September 29, 2013, and September 30, 2012;

•	Consolidated Balance Sheets as of September 28, 2014 and September 29, 2013;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2014, September 29, 2013, and September 30, 2012;

•	Consolidated Statements of Equity for the fiscal years ended September 28, 2014, September 29, 2013, and September 30, 2012;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

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
Howard Schultz chairman, president and chief executive officer

November 14, 2014
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Howard Schultz and Scott Maw, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 14, 2014.

	Signature	Title

By:	/s/ Howard Schultz	chairman, president and chief executive officer
Howard Schultz

By:	/s/ Scott Maw	executive vice president, chief financial officer (principal financial officer and principal accounting officer)
Scott Maw

By:	/s/ William W. Bradley	director
William W. Bradley

By:	/s/ Robert M. Gates	director
Robert M. Gates

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Kevin R. Johnson	director
Kevin R. Johnson

By:	/s/ Olden Lee	director
Olden Lee

	Signature	Title

By:	/s/ Joshua Cooper Ramo	director
Joshua Cooper Ramo

By:	/s/ James G. Shennan, Jr.	director
James G. Shennan, Jr.

By:	/s/ Clara Shih	director
Clara Shih

By:	/s/ Javier G. Teruel	director
Javier G. Teruel

By:	/s/ Myron E. Ullman, III	director
Myron E. Ullman, III

By:	/s/ Craig E. Weatherup	director
Craig E. Weatherup

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 14, 2012, among Starbucks Corporation, Taj Acquisition Corp. and Teavana Holdings, Inc.	8-K	0-20322	11/15/2012	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through November 13, 2012)	10-K	0-20322	11/16/2012	3.2
4.1	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.2	Form of Note for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/2007	4.2
4.3	Form of Supplemental Indenture for 6.25% Senior Notes due 2017	8-K	0-20322	8/23/2007	4.3
4.4	Second Supplemental Indenture, dated as of September 6, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (3.850% Senior Notes due October 1, 2023)	8-K	0-20322	9/6/2013	4.2
4.5	Form of 3.850% Senior Notes due October 1, 2023	8-K	0-20322	9/6/2013	4.3
4.6	Third Supplemental Indenture, dated as of December 5, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (0.875% Senior Notes due 2016 and 2.000% Senior Notes due 2018)	8-K	0-20322	12/5/2013	4.2
4.7	Form of 0.875% Senior Notes due December 5, 2016	8-K	0-20322	12/5/2013	4.3
4.8	Form of 2.000% Senior Notes due December 5, 2018	8-K	0-20322	12/5/2013	4.4
10.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994, as amended and restated through March 18, 2009	8-K	0-20322	3/20/2009	10.2
10.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/2003	10.2
10.3*	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through March 18, 2009	8-K	0-20322	3/20/2009	10.3
10.3.1*	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/2003	10.3.1
10.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through April 1, 2009	10-Q	0-20322	2/4/2009	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/2001	10.5
10.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective November 8, 2011	10-Q	0-20322	5/2/2012	10.2
10.7*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.8*	Starbucks Corporation 1997 Deferred Stock Plan	10-K	0-20322	12/23/1999	10.17
10.9*	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/2003	10.9
10.10*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/2003	10.10
10.11*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011	10-K	0-20322	11/18/2011	10.11
10.12*	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/2006	10.12
10.13*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013	S-8	333-191512	10/1/2013	99.1
10.14*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2
10.15*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 13, 2011	10-K	0-20322	11/18/2011	10.17
10.16*	Form of Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	5/2/2012	10.1
10.17*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	0-20322	11/18/2013	10.17
10.18*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	2/10/2005	10.5
10.19*	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.20

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.20*	2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated on September 14, 2010	10-K	0-20322	11/22/2010	10.20
10.21*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Company-Wide Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	8/10/2005	10.2
10.22	Credit Agreement dated February 5, 2013 among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	2/8/2013	10.1
10.23	Amendment No.1 dated November 15, 2013 to Credit Agreement dated February 5, 2013 among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	10-K	0-20322	11/18/2013	10.23
10.24	Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/2007	10.1.1
10.25	Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/2007	10.1.2
10.26*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	5/8/2008	10.3
10.27*	Letter Agreement dated November 6, 2008 between Starbucks Corporation and Troy Alstead	8-K	0-20322	11/12/2008	10.1
10.28*	Form of Time Vested Restricted Stock Unit Grant Agreement (US) under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.30
10.29*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2013	10.29
10.30*	Form of Performance Based Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2013	10.30
10.31*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	2/2/2010	10.3
10.32*	Letter of Understanding dated May 22, 2013, between Starbucks Corporation and Jeff Hansberry	10-K	0-20322	11/18/2013	10.32
10.33*	Letter Agreement dated May 16, 2012 between Starbucks Corporation and Lucy Lee Helm	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.34*	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Troy Alstead	8-K	0-20322	1/29/2014	10.1
10.35*	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Scott Maw	8-K	0-20322	1/29/2014	10.2
10.36*	Exclusive Aircraft Sublease (S/N 6003) dated as of September 27, 2013 by and between Cloverdale Services, LLC and Starbucks Corporation	10-Q	0-20322	4/29/2014	10.3
12	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	__	__	__	__	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101	The following financial statements from the Company’s 10-K for the fiscal year ended September 28, 2014, formatted in XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii)Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
**Furnished herewith.