Form 10-Q
period 2014-12-28
STARBUCKS CORP
filed 2015-01-27
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 21, 2015
Common Stock, par value $0.001 per share	749.8 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 28, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013
Net revenues:
Company-operated stores	$3,772.8	$3,343.8
Licensed stores	483.9	401.8
CPG, foodservice and other	546.5	494.0
Total net revenues	4,803.2	4,239.6
Cost of sales including occupancy costs	1,991.2	1,795.1
Store operating expenses	1,315.5	1,175.1
Other operating expenses	129.4	114.9
Depreciation and amortization expenses	206.0	169.7
General and administrative expenses	298.4	242.6
Litigation credit	—	(20.2)
Total operating expenses	3,940.5	3,477.2
Income from equity investees	52.8	51.1
Operating income	915.5	813.5
Gain resulting from acquisition of joint venture	390.6	—
Interest income and other, net	9.7	19.8
Interest expense	(16.3)	(14.5)
Earnings before income taxes	1,299.5	818.8
Income tax expense	315.0	278.1
Net earnings including noncontrolling interests	984.5	540.7
Net earnings/(loss) attributable to noncontrolling interests	1.4	—
Net earnings attributable to Starbucks	$983.1	$540.7
Earnings per share - basic	$1.31	$0.72
Earnings per share - diluted	$1.30	$0.71
Weighted average shares outstanding:
Basic	749.4	754.9
Diluted	758.4	766.2
Cash dividends declared per share	$0.32	$0.26
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013
Net earnings including noncontrolling interests	$984.5	$540.7
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(0.6)	(2.0)
Tax (expense)/benefit	0.2	0.8
Unrealized gains/(losses) on cash flow hedging instruments	51.7	11.8
Tax (expense)/benefit	(12.9)	(3.9)
Unrealized gains/(losses) on net investment hedging instruments	4.3	9.8
Tax (expense)/benefit	(1.6)	(3.6)
Translation adjustment	(156.4)	(30.4)
Tax (expense)/benefit	3.8	11.7
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	(59.8)	7.6
Tax expense/(benefit)	17.2	(0.1)
Other comprehensive income/(loss)	(154.1)	1.7
Comprehensive income including noncontrolling interests	830.4	542.4
Comprehensive income/(loss) attributable to noncontrolling interests	(30.4)	—
Comprehensive income attributable to Starbucks	$860.8	$542.4

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 28, 2014	Sep 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,857.0	$1,708.4
Short-term investments	96.1	135.4
Accounts receivable, net	664.9	631.0
Inventories	1,018.3	1,090.9
Prepaid expenses and other current assets	600.5	285.6
Deferred income taxes, net	309.3	317.4
Total current assets	4,546.1	4,168.7
Long-term investments	307.5	318.4
Equity and cost investments	320.9	514.9
Property, plant and equipment, net	3,822.3	3,519.0
Deferred income taxes, net	831.7	903.3
Other long-term assets	382.2	198.9
Other intangible assets	555.5	273.5
Goodwill	1,584.9	856.2
TOTAL ASSETS	$12,351.1	$10,752.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$547.7	$533.7
Accrued liabilities	1,561.7	1,514.4
Insurance reserves	217.2	196.1
Deferred revenue	1,230.9	794.5
Total current liabilities	3,557.5	3,038.7
Long-term debt	2,048.4	2,048.3
Other long-term liabilities	587.4	392.2
Total liabilities	6,193.3	5,479.2
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 1,200.0 shares; issued and outstanding, 750.4 shares and 749.5 shares, respectively	0.8	0.7
Additional paid-in capital	39.4	39.4
Retained earnings	5,832.2	5,206.6
Accumulated other comprehensive income/(loss)	(97.0)	25.3
Total shareholders’ equity	5,775.4	5,272.0
Noncontrolling interests	382.4	1.7
Total equity	6,157.8	5,273.7
TOTAL LIABILITIES AND EQUITY	$12,351.1	$10,752.9
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$984.5	$540.7
Adjustments to reconcile net earnings to net cash provided/(used) by operating activities:
Depreciation and amortization	216.3	180.1
Deferred income taxes, net	100.0	35.7
Income earned from equity method investees	(35.6)	(29.7)
Distributions received from equity method investees	35.8	27.3
Gain resulting from acquisition of joint venture	(390.6)	—
Stock-based compensation	51.9	47.8
Excess tax benefit on share-based awards	(53.3)	(72.6)
Other	8.5	0.7
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(9.3)	(26.1)
Inventories	92.0	167.9
Accounts payable	(20.8)	(41.8)
Accrued litigation charge	—	(2,763.9)
Income taxes payable, net	(17.8)	162.4
Accrued liabilities and insurance reserves	40.3	(28.9)
Deferred revenue	408.4	359.7
Prepaid expenses, other current assets and other assets	14.9	38.8
Net cash provided/(used) by operating activities	1,425.2	(1,401.9)
INVESTING ACTIVITIES:
Purchase of investments	(133.1)	(577.2)
Sales of investments	177.5	485.1
Maturities and calls of investments	7.4	174.3
Acquisitions, net of cash acquired	(284.3)	—
Additions to property, plant and equipment	(291.8)	(256.1)
Other	1.8	(19.4)
Net cash used by investing activities	(522.5)	(193.3)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	748.5
Cash restricted for purchase of noncontrolling interest	(257.6)	—
Proceeds from issuance of common stock	64.1	61.6
Excess tax benefit on share-based awards	53.3	72.6
Cash dividends paid	(239.5)	(195.9)
Repurchase of common stock	(215.0)	(38.5)
Minimum tax withholdings on share-based awards	(71.8)	(74.4)
Other	(1.8)	(5.0)
Net cash (used)/provided by financing activities	(668.3)	568.9
Effect of exchange rate changes on cash and cash equivalents	(85.8)	(3.6)
Net increase/(decrease) in cash and cash equivalents	148.6	(1,029.9)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,708.4	2,575.7
End of period	$1,857.0	$1,545.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$19.7	$0.2
Income taxes, net of refunds	$231.2	$37.4

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 28, 2014, and for the quarters ended December 28, 2014 and December 29, 2013, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 28, 2014 and December 29, 2013 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
The financial information as of September 28, 2014 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 28, 2014 (“fiscal 2014”) included in Item 8 in the Fiscal 2014 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 28, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2015 ("fiscal 2015").
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance will become effective for us at the beginning of our first quarter of fiscal 2018 and will require full or modified retrospective application. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. The guidance will become effective for us at the beginning of our first quarter of fiscal 2016. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not netted with a deferred tax asset. The guidance became effective for us at the beginning of our first quarter of fiscal 2015 and did not have a material impact on our consolidated financial statements.
In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance requires a parent to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance became effective for us at the beginning of our first quarter of fiscal 2015 and did not have a material impact on our consolidated financial statements.

Note 2:	Acquisition
On September 23, 2014, we entered into a tender offer bid agreement with Starbucks Coffee Japan, Ltd. ("Starbucks Japan"), at the time a 39.5% owned equity method investment, and our joint venture partner, Sazaby League, Ltd. ("Sazaby"), to acquire the remaining 60.5% ownership interest in Starbucks Japan. Acquiring Starbucks Japan further leverages our existing infrastructure to continue disciplined retail store growth and expand our presence into other channels in the Japan market, such as consumer packaged goods ("CPG"), licensing and foodservice. This acquisition is structured as a two-step tender offer.

On October 31, 2014, we acquired Sazaby's 39.5% ownership interest in Starbucks Japan through the first tender offer step for ¥55 billion in cash, or $509 million with Japanese yen converted into U.S. dollars at a reference conversion rate of 108.13 JPY to USD, based on a spot rate that approximates the rate as of the acquisition date, bringing our total ownership in Starbucks Japan to a controlling 79% interest. The estimated fair values of the assets acquired, liabilities assumed and the noncontrolling interest are based on preliminary valuation as of the October 31, 2014 acquisition date and are subject to change as additional information about the fair value of assets acquired, liabilities assumed and noncontrolling interest become available.
The following table summarizes the allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of October 31, 2014 (in millions):

Consideration:
Cash paid for Sazaby's 39.5% equity interest	$508.7
Fair value of our preexisting 39.5% equity interest	577.0
Total consideration	$1,085.7

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$224.4
Accounts receivable, net	37.4
Inventories	26.4
Prepaid expenses and other current assets	35.7
Deferred income taxes, net (current)	23.4
Property, plant and equipment	282.9
Other long-term assets	141.4
Other intangible assets	323.0
Goodwill	815.6
Total assets acquired	1,910.2
Accounts payable	(54.5)
Accrued liabilities	(119.9)
Deferred revenue	(36.5)
Deferred income taxes (noncurrent)	(92.9)
Other long-term liabilities	(109.6)
Total liabilities assumed	(413.4)
Noncontrolling interest	(411.1)
Total consideration	$1,085.7
The assets acquired and liabilities assumed are reported within our China/Asia Pacific segment. Other current and long-term assets acquired primarily include various deposits, specifically lease and key money deposits. Accrued liabilities and other long-term liabilities assumed primarily include the financing obligations associated with the build-to-suit leases discussed below, as well as asset retirement obligations.
The intangible assets are definite-lived and include reacquired rights, licensing agreements with Starbucks Japan's current licensees and Starbucks Japan's customer loyalty program. The reacquired rights of $305.0 million represent the fair value, calculated over the remaining original contractual period, to exclusively operate licensed Starbucks® retail stores in Japan. These rights will be amortized on a straight-line basis through March 2021, or over a period of approximately 6.4 years. The licensing agreements were valued at $15.0 million and will be amortized on a straight-line basis over a period of approximately 10.9 years, which is based on the remaining terms of the respective licensing agreements. The customer loyalty program was valued at $3.0 million and will be amortized on a straight-line basis over a period of 4.0 years, which represents the period during which we expect to benefit from these customer relationships.

Below is a tabular summary of the acquired intangible assets as of December 28, 2014, for which the balances in total are $32.9 million lower than as of the October 31, 2014 acquisition date due to foreign currency translation (in millions):

	Dec 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Reacquired rights	$273.9	$(7.1)	$266.8
Licensing agreements	13.5	(0.2)	13.3
Customer loyalty program	2.7	(0.1)	2.6
Total acquired definite-lived intangible assets	$290.1	$(7.4)	$282.7
Amortization expense for these definite-lived intangible assets was $7.7 million for the quarter ended December 28, 2014 and is estimated to be approximately $45 million each year for the next five years and approximately $58 million thereafter.
The $815.6 million of goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired current customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, the existing geographic retail and online presence, and the expected geographic presence in new channels. The goodwill was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition declined $83.0 million to $732.6 million as of December 28, 2014.
As a part of this acquisition we acquired a significant number of operating leases, including $7.5 million of favorable lease assets, which are included in prepaid expenses and other current assets and other long-term assets, and $15.5 million of unfavorable lease liabilities, which are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The fair values of these assets and liabilities were determined based on market terms for similar leases as of the date of the acquisition, and will be amortized on a straight-line basis as rent expense, or a reduction of rent expense, respectively, in cost of sales including occupancy costs in the consolidated statements of earnings over the remaining terms of the leases, for which the weighted-average period is 9.4 years. We recorded a $0.2 million net reduction of rent expense during the first quarter of fiscal 2015 in connection with the leases acquired.
Additionally, we acquired a number of build-to-suit lease arrangements that are accounted for as financing leases. Starbucks Japan is the deemed owner of buildings under build-to-suit lease arrangements since Starbucks Japan has significant continuing involvement with the respective lessors and does not qualify for sales recognition during the lease term under sale-leaseback accounting guidance. Accordingly, we have recorded the acquired buildings in property, plant and equipment, and the assumed offsetting lease financing obligations, representing the related future minimum lease payments, in other long-term liabilities, with the current portion recorded in accrued liabilities on the consolidated balance sheets. These financing obligations will be amortized based on the terms of the related lease agreements.
The table below summarizes our estimated minimum future rental payments under the acquired non-cancelable operating leases and lease financing arrangements as of December 28, 2014 (in millions):

	Operating Leases	Lease Financing Arrangements
Year 1	$78.4	$2.9
Year 2	59.1	2.8
Year 3	45.7	2.8
Year 4	35.4	2.8
Year 5	28.2	2.8
Thereafter	139.9	25.2
Total minimum lease payments	$386.7	$39.3
The fair value of the noncontrolling interest in Starbucks Japan was estimated by applying the market approach. Specifically, the fair value was determined based on the purchase price we expect to pay for the remaining 21% noncontrolling interest, which is comprised of a set market price and a premium above the market price. The market price premium is a customary business practice for public tender offer transactions in Japan, so we believe this is what a market participant would pay and should be included in the fair value determination.
As a result of this acquisition, we remeasured the carrying value of our preexisting 39.5% equity method investment to fair value, which resulted in a pre-tax gain of $390.6 million that was presented separately as gain resulting from acquisition of joint venture within other income in the consolidated statements of earnings. The fair value of $577.0 million was calculated using an average of the income and market approach. The income approach fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, as well as the selection of an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections and considered the historical performance of stores, local market economics and the business environment impacting the stores' performance. The discount rate applied was based on Starbucks Japan's weighted-average cost of capital and included a company-specific risk premium. The market approach fair value measurement was based on the implied fair value of Starbucks Japan using the purchase price of Sazaby's 39.5% ownership interest and the expected purchase price of the 21% remaining noncontrolling interest.
We began consolidating Starbucks Japan's results of operations and cash flows into our consolidated financial statements beginning after October 31, 2014. For the quarter ended December 28, 2014, Starbucks Japan's revenue and net earnings included in our consolidated statements of earnings were $192.8 million and $20.3 million, respectively.
The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of Starbucks Japan been the first day of our first quarter of fiscal 2014 rather than during our first quarter of fiscal 2015 (in millions):

	Quarter Ended - Pro Forma (unaudited)
	Dec 28, 2014	Dec 29, 2013
Revenue	$4,895.0	$4,526.7
Net earnings attributable to Starbucks(1)	600.3	921.1

(1)
The pro forma net earnings attributable to Starbucks for the first quarter of fiscal 2014 included the acquisition-related gain of $390.6 million and $11.6 million of transaction and integration costs.

The amounts in the supplemental pro forma earnings for the periods presented above fully eliminate intercompany transactions, apply our accounting policies and reflect adjustments for additional occupancy costs, depreciation and amortization that would have been charged assuming the same fair value adjustments to leases, property, plant and equipment and acquired intangibles had been applied on September 30, 2013. These pro forma results are unaudited and are not necessarily indicative of results of operations that would have occurred had the acquisition actually occurred in the prior year period or indicative of the results of operations for any future period.
We initiated the second tender offer step on November 10, 2014 to acquire the remaining 21% ownership interest held by the public shareholders and option holders of Starbucks Japan's common stock, with the objective of acquiring all of the remaining outstanding shares including outstanding stock options. At the close of the second tender offer period on December 22, 2014, we funded the second tender offer step to acquire an additional 14.7% ownership interest for ¥31 billion in cash, or $258 million with Japanese yen converted into U.S. dollars at a reference conversion rate of 120.39 JPY to USD. However, we did not complete the second tender offer nor obtain control of these shares until the settlement date of December 29, 2014, which was the first day of our second quarter of fiscal 2015. The amount transferred in the first quarter of fiscal 2015 was included in restricted cash within prepaid expenses and other current assets on our consolidated balance sheets. Because we did not own the 21% of minority shareholders’ interests as of December 28, 2014, the related portion of net earnings was presented as net earnings attributable to noncontrolling interests in our consolidated statement of earnings for the quarter ended December 28, 2014.
Subsequent to the completion of the second tender offer step, we commenced a cash-out procedure under Japanese law (the "Cash-out") that will allow us to acquire all remaining shares (an approximate 6.3% interest). At the conclusion of the Cash-out, which we expect to complete during the first half of calendar 2015, we will own 100% of Starbucks Japan. The expected purchase price for the Cash-out is ¥13.5 billion, or approximately $115 million, with Japanese yen converted into U.S. dollars at a reference conversion rate of 117.58 JPY to USD, which was based on the spot rate on our filing date, January 27, 2015.
During the first quarter of fiscal 2015, we incurred approximately $11 million in acquisition-related costs, such as regulatory, legal, and advisory fees, which we have recorded within unallocated corporate general and administrative expenses.
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

During the first quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million related to a potential debt issuance in fiscal 2015.
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams, inventory purchases, and principal and interest payments on intercompany loans in currencies other than the entity's functional currency. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to revenue, cost of sales, or interest income and other, net, respectively, when the hedged exposure affects net earnings.
In connection with the acquisition of Starbucks Japan that is discussed in Note 2, Acquisition, we entered into cross-currency swap contracts during the first quarter of fiscal 2015 to hedge the foreign currency translation risk of certain yen-denominated intercompany loans with a total notional value of ¥73.5 billion, or approximately $610 million as of December 28, 2014. Gains and losses from these swaps offset the changes in value of interest and principal payments as a result of changes in foreign exchange rates, which are also recorded in net interest income and other in the consolidated statements of earnings. These swaps have been designated as cash flow hedges and mature in September 2016 and November 2024 at the same time as the related loans. There are no credit-risk-related contingent features associated with these swaps, although we may hold or post collateral depending upon the gain or loss position of the swap agreement.
We also enter into forward contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative's gain or loss is recorded in AOCI and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
As a result of our acquisition of Starbucks Japan, we reclassified the pretax cumulative net gains in AOCI of $7.2 million related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan into earnings, which was included in the gain resulting from acquisition of joint venture line item in the consolidated statements of earnings. These gains offset the cumulative translation adjustment loss balance associated with our preexisting investment included in the calculation of the remeasurement gain, which is described further in Note 2, Acquisition.
To mitigate the foreign exchange risk of certain balance sheet items, we enter into foreign currency forward contracts that are not designated as hedging instruments. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency denominated payables and receivables; both are recorded in net interest income and other.
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
To mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel, we enter into dairy swap contracts, futures and collars, as well as instruments used to hedge diesel fuel exposure that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in net interest income and other and help to offset price fluctuations on our dairy purchases and the financial impact of diesel fuel fluctuations on our shipping costs, which are included in cost of sales.
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Dec 28, 2014	Sep 28, 2014
Cash Flow Hedges:
Interest rates	$35.8	$36.4	$3.3	0
Cross-currency swaps	(20.1)	—	—	120
Foreign currency - other	19.0	10.6	12.6	34
Coffee	(1.8)	(0.7)	(1.2)	11
Net Investment Hedges:
Foreign currency	1.3	3.2	—	0

Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Dec 28, 2014	Dec 29, 2013	Dec 28, 2014	Dec 29, 2013
Cash Flow Hedges:
Interest rates	$0.3	$0.5	$1.3	$1.2
Cross-currency swaps	37.8	—	63.1	—
Foreign currency - other	16.4	11.6	3.9	1.2
Coffee	(2.8)	(0.3)	(1.6)	(10.0)
Net Investment Hedges:
Foreign currency	4.3	9.8	7.2	—
Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended
	Dec 28, 2014	Dec 29, 2013
Foreign currency - other	$18.6	$(0.9)
Coffee	—	—
Dairy	(4.5)	4.5
Diesel fuel	(7.6)	—
Notional amounts of outstanding derivative contracts (in millions):

	Dec 28, 2014	Sep 28, 2014
Interest rates	$250	$—
Cross-currency swaps	610	—
Foreign currency - other	632	542
Coffee	32	45
Dairy	36	24
Diesel fuel	21	17
The fair values of our derivative assets and liabilities are included in Note 4, Fair Value Measurements, and additional disclosures related to cash flow and net investment hedge gains and losses included in accumulated other comprehensive income, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Dec 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,857.0	$1,857.0	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	10.4	—	10.4	—
Foreign government obligations	2.0	—	2.0	—
U.S. government treasury securities	7.7	7.7	—	—
Total available-for-sale securities	20.1	7.7	12.4	—
Trading securities	76.0	76.0	—	—
Total short-term investments	96.1	83.7	12.4	—
Prepaid expenses and other current assets:
Derivative assets	47.6	—	47.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.4	—	8.4	—
Corporate debt securities	120.9	—	120.9	—
Auction rate securities	10.1	—	—	10.1
Foreign government obligations	14.4	—	14.4	—
U.S. government treasury securities	99.3	99.3	—	—
State and local government obligations	8.6	—	8.6	—
Mortgage and asset-backed securities	45.8	—	45.8	—
Total long-term investments	307.5	99.3	198.1	10.1
Other assets:
Derivative assets	75.5	—	75.5	—
Total	$2,383.7	$2,040.0	$333.6	$10.1
Liabilities:
Accrued liabilities:
Derivative liabilities	$16.7	$4.3	$12.4	$—
Other long-term liabilities:
Derivative liabilities	8.4	—	8.4	—
Total	$25.1	$4.3	$20.8	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,708.4	$1,708.4	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	4.9	—	4.9	—
Foreign government obligations	33.7	—	33.7	—
U.S. government treasury securities	10.9	10.9	—	—
State and local government obligations	12.7	—	12.7	—
Certificates of deposit	1.0	—	1.0	—
Total available-for-sale securities	63.2	10.9	52.3	—
Trading securities	72.2	72.2	—	—
Total short-term investments	135.4	83.1	52.3	—
Prepaid expenses and other current assets:
Derivative assets	28.7	0.9	27.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.9	—	8.9	—
Corporate debt securities	130.9	—	130.9	—
Auction rate securities	13.8	—	—	13.8
Foreign government obligations	17.4	—	17.4	—
U.S. government treasury securities	94.8	94.8	—	—
State and local government obligations	6.7	—	6.7	—
Mortgage and asset-backed securities	45.9	—	45.9	—
Total long-term investments	318.4	94.8	209.8	13.8
Other assets:
Derivative assets	18.0	—	18.0	—
Total	$2,208.9	$1,887.2	$307.9	$13.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$2.4	$0.4	$2.0	$—
There were no transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of December 28, 2014 and September 28, 2014.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarters ended December 28, 2014 and December 29, 2013, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories

(in millions)	Dec 28, 2014	Sep 28, 2014	Dec 29, 2013
Coffee:
Unroasted	$414.2	$432.3	$407.6
Roasted	227.2	238.9	203.7
Other merchandise held for sale	230.2	265.7	198.8
Packaging and other supplies	146.7	154.0	133.2
Total	$1,018.3	$1,090.9	$943.3
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of December 28, 2014, we had committed to purchasing green coffee totaling $564 million under fixed-price contracts and an estimated $416 million under price-to-be-fixed contracts. As of December 28, 2014, approximately $15 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts and approximately $17 million were price-protected through the use of collar instruments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Dec 28, 2014	Sep 28, 2014
Land	$46.7	$46.7
Buildings	343.1	278.1
Leasehold improvements	5,084.4	4,858.4
Store equipment	1,551.5	1,493.3
Roasting equipment	444.7	410.9
Furniture, fixtures and other	1,150.1	1,078.1
Work in progress	379.4	415.6
Property, plant and equipment, gross	8,999.9	8,581.1
Accumulated depreciation	(5,177.6)	(5,062.1)
Property, plant and equipment, net	$3,822.3	$3,519.0

Accrued Liabilities

	Dec 28, 2014	Sep 28, 2014
Accrued compensation and related costs	$437.4	$437.9
Accrued occupancy costs	127.5	119.8
Accrued taxes	268.5	272.0
Accrued dividend payable	240.1	239.8
Other	488.2	444.9
Total accrued liabilities	$1,561.7	$1,514.4

Note 7:	Debt
Components of long-term debt including the associated interest rates and related fair values (in millions, except interest rates):

	Dec 28, 2014		Sep 28, 2014		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$399	$400.0	$400	0.875%	0.941%
2017 notes	550.0	617	550.0	625	6.250%	6.292%
2018 notes	350.0	354	350.0	353	2.000%	2.012%
2023 notes	750.0	814	750.0	786	3.850%	2.860%
Total	2,050.0	2,184	2,050.0	2,164
Aggregate unamortized discount	1.6		1.7
Total	$2,048.4		$2,048.3

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 28, 2014, we were in compliance with all applicable covenants.
Note 8: Equity
Changes in total equity (in millions):

	Quarter Ended
	Dec 28, 2014			Dec 29, 2013
	Attributable to Starbucks	Noncontrolling interest	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,272.0	$1.7	$5,273.7	$4,480.2	$2.1	$4,482.3
Net earnings including noncontrolling interests	983.1	1.4	984.5	540.7	—	540.7
Translation adjustment, net of reclassifications and tax	(106.5)	(31.8)	(138.3)	(18.7)	—	(18.7)
Unrealized gains/(losses), net of reclassifications and tax	(15.8)	—	(15.8)	20.4	—	20.4
Other comprehensive income/(loss)	(122.3)	(31.8)	(154.1)	1.7	—	1.7
Stock-based compensation expense	52.5	—	52.5	48.4	—	48.4
Exercise of stock options/vesting of RSUs	40.2	—	40.2	54.6	—	54.6
Sale of common stock	5.5	—	5.5	5.3	—	5.3
Repurchase of common stock	(216.1)	—	(216.1)	(46.7)	—	(46.7)
Cash dividends declared	(239.5)	—	(239.5)	(196.8)	—	(196.8)
Noncontrolling interest resulting from acquisition	—	411.1	411.1	—	—	—
Ending balance of total equity	$5,775.4	$382.4	$6,157.8	$4,887.4	$2.1	$4,889.5

Changes in accumulated other comprehensive income ("AOCI") by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
December 28, 2014
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	(0.4)	38.8	2.7	(120.8)	(79.7)
Net (gains)/losses reclassified from AOCI to earnings	(0.1)	(52.2)	(4.6)	14.3	(42.6)
Other comprehensive income/(loss) attributable to Starbucks	(0.5)	(13.4)	(1.9)	(106.5)	(122.3)
Net gains/(losses) in AOCI, end of period	$(0.9)	$32.9	$1.3	$(130.3)	$(97.0)

December 29, 2013
Net gains/(losses) in AOCI, beginning of period	$(0.5)	$26.8	$(12.9)	$53.6	$67.0
Net gains/(losses) recognized in OCI before reclassifications	(1.2)	7.9	6.2	(18.7)	(5.8)
Net (gains)/losses reclassified from AOCI to earnings	—	7.5	—	—	7.5
Other comprehensive income/(loss) attributable to Starbucks	(1.2)	15.4	6.2	(18.7)	1.7
Net gains/(losses) in AOCI, end of period	$(1.7)	$42.2	$(6.7)	$34.9	$68.7

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 28, 2014	Dec 29, 2013
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.3	$1.2	Interest expense
Cross-currency swaps	63.1	—	Interest income and other, net
Foreign currency hedges	2.5	1.0	Revenues
Foreign currency/coffee hedges	(0.2)	(9.8)	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	7.2	—	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	(7.2)	—	Gain resulting from acquisition of joint venture
Other	(7.1)	—	Interest income and other, net
	59.6	(7.6)	Total before tax
	(17.1)	0.1	Tax (expense)/benefit
	$42.5	$(7.5)	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.

In addition to 1.2 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of December 28, 2014.

We repurchased 2.8 million shares of common stock at a total cost of $216.1 million, and 0.6 million shares at a total cost of $46.7 million for the quarters ended December 28, 2014 and December 29, 2013, respectively. As of December 28, 2014, 13.1 million shares remained available for repurchase under the current authorization.
During the first quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend to shareholders of $0.32 per share to be paid on February 20, 2015 to shareholders of record as of the close of business on February 5, 2015.

Note 9:	Employee Stock Plans
As of December 28, 2014, there were 47.2 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 7.3 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013
Options	$12.5	$12.8
Restricted Stock Units (“RSUs”)	39.4	35.0
Total stock-based compensation	$51.9	$47.8
Stock option and RSU transactions from September 28, 2014 through December 28, 2014 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 28, 2014	19.8	5.4
Granted	2.9	3.1
Options exercised/RSUs vested	(2.1)	(2.4)
Forfeited/expired	(0.2)	(0.2)
Options outstanding/Nonvested RSUs, December 28, 2014	20.4	5.9
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 28, 2014	$53.2	$230.1

Note 10:     Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013
Net earnings attributable to Starbucks	$983.1	$540.7
Weighted average common shares outstanding (for basic calculation)	749.4	754.9
Dilutive effect of outstanding common stock options and RSUs	9.0	11.3
Weighted average common and common equivalent shares outstanding (for diluted calculation)	758.4	766.2
EPS — basic	$1.31	$0.72
EPS — diluted	$1.30	$0.71
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 3.9 million and 1.5 million as of December 28, 2014 and December 29, 2013, respectively.

Note 11: Segment Reporting
Segment information is prepared on the same basis that our ceo, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
December 28, 2014
Total net revenues	$3,366.9	$333.3	$495.8	$442.6	$164.6	$4,803.2
Depreciation and amortization expenses	127.1	13.8	28.1	0.6	4.0	173.6
Income from equity investees	—	0.2	32.7	19.9	—	52.8
Operating income	817.5	50.0	108.3	157.5	10.2	1,143.5

December 29, 2013
Total net revenues	$3,073.0	$339.5	$266.9	$401.0	$159.2	$4,239.6
Depreciation and amortization expenses	112.3	14.6	10.3	0.4	3.7	141.3
Income from equity investees	—	0.8	33.1	17.2	—	51.1
Operating income	732.1	33.5	81.1	118.8	13.6	979.1

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013
Total segment operating income	$1,143.5	$979.1
Unallocated corporate operating expenses	(228.0)	(165.6)
Consolidated operating income	915.5	813.5
Gain resulting from acquisition of joint venture	390.6	—
Interest income and other, net	9.7	19.8
Interest expense	(16.3)	(14.5)
Earnings before income taxes	$1,299.5	$818.8
Note 12: Subsequent Events
As discussed in Note 2, Acquisition, on December 29, 2014, which was the first day of our second quarter of fiscal 2015, we acquired an additional 14.7% ownership interest for ¥31 billion in cash, or $258 million with Japanese yen converted into U.S. dollars at a reference conversion rate of 120.39 JPY to USD.
Additionally, during the second quarter of fiscal 2015, we extended the duration of our credit facility, which is now set to mature on January 21, 2020, and amended certain facility fees and borrowing rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating margins, comparable store sales, sales leverage, sales growth, profitability, expenses, dividends, share repurchases, other financial results, anticipated gains and costs related to the acquisition of Starbucks Japan, capital expenditures, investments in our store partners, scaling and expansion of international operations, shifts in our store portfolio to more licensed stores in EMEA, foreign currency translation, growth of China into one of our largest markets outside the U.S., profitable growth models and opportunities, emerging businesses, strategic acquisitions, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, anticipated store openings and closings, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, product innovation, offerings and distribution, tax rates, and economic conditions in the U.S. and international markets, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of material breaches of our information technology systems if any were to occur, costs associated with, and the successful execution of, the company's initiatives and plans, including the acquisition of Starbucks Japan, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks first quarter results reflect a strong start to fiscal 2015 with growth across all reportable segments. Consolidated total net revenues increased 13% to $4.8 billion, primarily driven by incremental revenues from the acquisition of Starbucks Japan, global comparable store sales growth of 5% and incremental revenue from 1,641 net new store openings over the last 12 months. Consolidated operating income increased $102 million, or 13%, to $916 million. Operating margin declined 10 basis points to 19.1%, due to the 80 basis point impact of our ownership change in Starbucks Japan, reflecting the change in accounting from a joint venture to a consolidated market and the acquisition-related transaction and integration costs. The decline in operating margin was partially offset by expansion of 70 basis points, which was primarily driven by sales leverage, partially offset by lapping a prior year litigation credit related to the Kraft arbitration matter. Earnings per share of $1.30, which includes a combined $0.49 benefit related to Starbucks Japan acquisition-related items, increased 83% over the prior year quarter earnings per share of $0.71, which included a $0.02 benefit from the prior year litigation credit.
The Americas segment continued its solid performance in the first quarter, growing revenues by 10% to $3.4 billion, primarily driven by comparable store sales growth of 5%, comprised of a 3% increase in average ticket and a 2% increase in number of transactions, as well as revenue from 766 net new store openings over the past 12 months. Growth in food sales, attributed to both new and existing products, increased Teavana® tea sales in our Starbucks® retail stores, and successful limited time offering beverages, contributed to the growth in comparable store sales. Operating margin expanded 50 basis points to 24.3%, primarily due to sales leverage. Looking forward, we expect to continue to drive revenue growth and margin expansion through new stores and continued product innovation, targeted at driving growth across all geographies and dayparts, while continuing to invest in our store partners through enhancements to wages and benefits. We plan to continue to expand our beverage platforms and elevate our food program, in part with ongoing enhancements to our lunch options and the continued rollout of our evenings program.

Growth in the EMEA segment continued into the first quarter. Revenues declined $6.2 million due to $15 million of unfavorable foreign currency translation, partially offset by growth in revenue of $9 million that was driven by comparable store sales growth of 4%. Incremental revenues from 184 net new licensed store openings over the past year also contributed. Sales leverage and continued cost management, driven by our strategic portfolio shift to higher-margin licensed stores and other operational improvements, were the primary drivers of the 510 basis points of margin expansion over the prior year quarter, to 15.0%. We expect our continued disciplined licensed store expansion and focus on the customer experience in this region will result in improved operating performance and contribute towards sustained mid-teens operating margin.
Our China/Asia Pacific segment results reflect the first quarter that includes the impact of fully consolidating Starbucks Japan from the acquisition date of October 31, 2014 through December 28, 2014. Incremental revenues from Starbucks Japan were the primary driver of the 86% increase in segment revenues, to $496 million. Increased sales from opening 239 company-operated and 475 licensed net new stores over the past year, along with an 8% increase in comparable store sales driven entirely by increased transactions, also contributed. Operating income grew 34%, to $108 million, while operating margin declined 860 basis points to 21.8%. The overall operating margin decline was due to the 1,060 basis point impact of the ownership change in Starbucks Japan. The decline in operating margin was partially offset by expansion of 200 basis points that was primarily due to sales leverage. We look forward to continued new store openings and the integration of Starbucks Japan, including growing our presence into other channels in the Japan market, such as CPG, licensing and foodservice. We expect China will continue to grow toward being one of our largest markets outside of the U.S.
Channel Development segment revenues grew 10% for the quarter to $443 million, primarily due to increased sales of premium single-serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs, and growth in packaged coffee sales. Operating income grew $39 million, or 33%, to $158 million. Operating margin increased 600 basis points to 35.6% in the first quarter of fiscal 2015, driven by lower coffee costs and efficiencies in cost of goods sold compared to the prior year. We continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single-serve category.
Fiscal 2015 — Financial Outlook for the Year
For fiscal year 2015, we expect revenue growth driven by incremental growth from the acquisition of Starbucks Japan, the opening of 1,650 net new stores, and mid-single-digit global comparable store sales growth, partially offset by the impact of unfavorable foreign currency translation. Approximately one-half of new store openings will be in China/Asia Pacific, with the remaining half coming primarily from the Americas.
For fiscal 2015, we expect consolidated operating margin to decline slightly compared to fiscal 2014, primarily due to the mildly dilutive margin impact from the ownership change in Starbucks Japan. We also expect strong EPS growth over fiscal 2014, reflecting the strength of our global business and multiple layers of profitable growth initiatives.
Comparable Store Sales
Starbucks comparable store sales for the first quarter of fiscal 2015:

	Quarter Ended Dec 28, 2014
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	5%	2%	3%
Americas	5%	2%	3%
EMEA	4%	3%	1%
China/Asia Pacific	8%	8%	—%
Our comparable store sales represent the growth in revenue from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.

Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013	% Change
Company-operated stores	$3,772.8	$3,343.8	12.8%
Licensed stores	483.9	401.8	20.4
CPG, foodservice and other	546.5	494.0	10.6
Total net revenues	$4,803.2	$4,239.6	13.3%
Total net revenues for the first quarter of fiscal 2015 increased $564 million, or 13%, over the prior year period, primarily due to increased revenues from company-operated stores (contributing $429 million). The increase in company-operated store revenues was driven by incremental revenues from the acquisition of Starbucks Japan (approximately $179 million), a 5% increase in comparable store sales (approximately $164 million), and incremental revenues from 585 net new Starbucks® company-operated store openings over the past 12 months (approximately $143 million). Partially offsetting these increases was the impact of unfavorable foreign currency translation (approximately $36 million).
Licensed store revenue growth also contributed to the increase in total net revenues for the first quarter of fiscal 2015 (contributing $82 million). The increase was primarily due to increased product sales to and royalty revenues from our licensees, as a result of increased food sales to our licensees in the Americas segment, as well as improved comparable store sales and the opening of 1,058 net new licensed stores over the past 12 months.
CPG, foodservice and other revenues increased $53 million for the first quarter of fiscal 2015. The increase was primarily due to increased sales of premium single-serve products (approximately $26 million) and U.S. packaged coffee (approximately $9 million).
Operating Expenses

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013	Dec 28, 2014	Dec 29, 2013
			% of Total Net Revenues
Cost of sales including occupancy costs	$1,991.2	$1,795.1	41.5%	42.3%
Store operating expenses	1,315.5	1,175.1	27.4	27.7
Other operating expenses	129.4	114.9	2.7	2.7
Depreciation and amortization expenses	206.0	169.7	4.3	4.0
General and administrative expenses	298.4	242.6	6.2	5.7
Litigation credit	—	(20.2)	—	(0.5)
Total operating expenses	3,940.5	3,477.2	82.0	82.0
Income from equity investees	52.8	51.1	1.1	1.2
Operating income	$915.5	$813.5	19.1%	19.2%
Store operating expenses as a % of related revenues			34.9%	35.1%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points for the first quarter of fiscal 2015, primarily driven by sales leverage (approximately 70 basis points) and lower commodity costs (approximately 30 basis points), mainly coffee.
Store operating expenses as a percentage of total net revenues decreased 30 basis points for the first quarter of fiscal 2015. Store operating expenses as a percentage of company-operated store revenues decreased 20 basis points for the quarter, primarily driven by sales leverage (approximately 50 basis points).
Other operating expenses as a percentage of total net revenues were flat for the first quarter of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses decreased 20 basis points for the quarter, primarily driven by decreased marketing (approximately 80 basis points), partially offset by changes to required reserves as compared to the prior year (approximately 30 basis points).

Depreciation and amortization expenses increased 30 basis points for the first quarter of fiscal 2015, primarily due to the impact of our ownership change in Starbucks Japan (approximately 20 basis points).
General and administrative expenses as a percentage of total net revenues increased 50 basis points for the first quarter of fiscal 2015, primarily driven by the acquisition-related transaction and integration costs as well as the impact of our ownership change in Starbucks Japan (approximately 30 basis points).
The $20.2 million litigation credit in fiscal 2014 reflects a reduction to our estimated prejudgment interest payable associated with the Kraft arbitration, as a result of paying our obligation earlier than anticipated. The $2.8 billion litigation charge was accrued in the fourth quarter of fiscal 2013 and fully extinguished in the first quarter of fiscal 2014.
The overall decrease in operating margin of 10 basis points for the first quarter of fiscal 2015 was primarily driven by the impact of our ownership change in Starbucks Japan and the acquisition-related transaction and integration costs (approximately 80 basis points), partially offset by 70 basis points of margin expansion driven by the other items discussed above.
Other Income and Expenses

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013	Dec 28, 2014	Dec 29, 2013
			% of Total Net Revenues
Operating income	$915.5	$813.5	19.1%	19.2%
Gain resulting from acquisition of joint venture	390.6	—	8.1	—
Interest income and other, net	9.7	19.8	0.2	0.5
Interest expense	(16.3)	(14.5)	(0.3)	(0.3)
Earnings before income taxes	1,299.5	818.8	27.1	19.3
Income taxes	315.0	278.1	6.6	6.6
Net earnings including noncontrolling interests	984.5	540.7	20.5	12.8
Net earnings/(loss) attributable to noncontrolling interests	1.4	—	—	—
Net earnings attributable to Starbucks	$983.1	$540.7	20.5%	12.8%
Effective tax rate including noncontrolling interests			24.2%	34.0%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
Net interest income and other decreased $10 million for the first quarter of fiscal 2015, primarily driven by unfavorable fair value adjustments from derivative instruments used to manage our risk of commodity price fluctuations (approximately $17 million), partially offset by net favorable foreign currency exchange and foreign currency-related derivatives (approximately $11 million).
Interest expense increased $2 million for the first quarter of fiscal 2015, due to incurring a full quarter of interest on the long-term debt we issued in December of fiscal 2014.
The effective tax rate for the quarter ended December 28, 2014 was 24.2% compared to 34.0% for the same quarter in fiscal 2014. The decrease was primarily due to the 10.1% impact of the gain associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition, which was almost entirely non-taxable.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013	Dec 28, 2014	Dec 29, 2013
			% of Americas Net Revenues
Net revenues:
Company-operated stores	$3,010.6	$2,787.0	89.4%	90.7%
Licensed stores	346.2	274.3	10.3	8.9
Foodservice and other	10.1	11.7	0.3	0.4
Total net revenues	3,366.9	3,073.0	100.0	100.0
Cost of sales including occupancy costs	1,261.0	1,164.2	37.5	37.9
Store operating expenses	1,084.4	999.6	32.2	32.5
Other operating expenses	30.2	25.3	0.9	0.8
Depreciation and amortization expenses	127.1	112.3	3.8	3.7
General and administrative expenses	46.7	39.5	1.4	1.3
Total operating expenses	2,549.4	2,340.9	75.7	76.2
Operating income	$817.5	$732.1	24.3%	23.8%
Store operating expenses as a % of related revenues			36.0%	35.9%
Revenues
Americas total net revenues for the first quarter of fiscal 2015 increased $294 million, or 10%, over the prior year period. These increases were primarily due to higher revenues from company-operated stores (contributing $224 million) and licensed stores (contributing $72 million).
The increase in company-operated store revenues was driven by a 5% growth in comparable store sales (approximately $139 million) and incremental revenues from 354 net new Starbucks® company-operated store openings over the past 12 months (approximately $106 million). Partially offsetting these increases was unfavorable foreign currency translation (approximately $22 million), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
The increase in licensed store revenues was primarily due to increased food sales to our licensees beginning in the first quarter of fiscal 2015. Product sales to and royalty revenues from our licensees resulting from improved comparable store sales and the opening of 409 net new licensed stores over the past 12 months also contributed.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 40 basis points for the first quarter of fiscal 2015, primarily driven by sales leverage (approximately 40 basis points). Lower commodity costs (approximately 10 basis points), mainly coffee, also contributed.
Store operating expenses as a percentage of total net revenues decreased 30 basis points for the first quarter of fiscal 2015. Store operating expenses as a percentage of company-operated store revenues increased 10 basis points for the quarter, primarily driven by various increased operational expenses related to in-store initiatives (approximately 40 basis points) and higher administrative costs related to increased stored value card activity (approximately 30 basis points), partially offset by sales leverage (approximately 50 basis points).
General and administrative expenses as a percentage of total net revenues increased 10 basis points for the first quarter of fiscal 2015, driven by higher salaries and benefits (approximately 10 basis points).
The combination of these changes resulted in an overall increase in operating margin of 50 basis points for the first quarter quarter of fiscal 2015.

EMEA

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013	Dec 28, 2014	Dec 29, 2013
			% of EMEA Net Revenues
Net revenues:
Company-operated stores	$257.6	$269.0	77.3%	79.2%
Licensed stores	63.3	60.6	19.0	17.8
Foodservice	12.4	9.9	3.7	2.9
Total net revenues	333.3	339.5	100.0	100.0
Cost of sales including occupancy costs	156.2	168.2	46.9	49.5
Store operating expenses	85.8	96.4	25.7	28.4
Other operating expenses	13.7	11.6	4.1	3.4
Depreciation and amortization expenses	13.8	14.6	4.1	4.3
General and administrative expenses	14.0	16.0	4.2	4.7
Total operating expenses	283.5	306.8	85.1	90.4
Income from equity investees	0.2	0.8	0.1	0.2
Operating income	$50.0	$33.5	15.0%	9.9%
Store operating expenses as a % of related revenues			33.3%	35.8%
Revenues
EMEA total net revenues decreased $6 million, or 2%, over the prior year period, primarily from a decline in company-operated stores revenue (approximately $11 million). The decrease in company-operated stores revenue was driven by unfavorable foreign currency translation (approximately $11 million) and the transfer of certain stores in the UK from company-operated to licensed (approximately $9 million), partially offset by a 4% increase in comparable store sales (approximately $10 million).
Licensed stores revenue increased (approximately $3 million), due to increased product sales to and royalty revenues from our licensees (approximately $9 million), primarily from the opening of 184 net new licensed stores over the past 12 months and improved comparable store sales, partially offset by unfavorable foreign currency translation (approximately $4 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 260 basis points for the first quarter of fiscal 2015, primarily due to sales leverage (approximately 130 basis points), driven by the shift to more licensed stores in the region and other operational improvements. Also contributing was favorable foreign currency exchange (approximately 100 basis points).
Store operating expenses as a percentage of total net revenues decreased 270 basis points for the first quarter of fiscal 2015. As a percentage of company-operated store revenues, store operating expenses decreased 250 basis points, primarily due to the shift to more licensed stores and continued cost control measures (approximately 100 basis points), as well as a gain on the sale of certain store assets in the UK (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues increased 70 basis points for the first quarter of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses increased 160 basis points, primarily driven by increased costs to grow our non-retail operations in the region (approximately 210 basis points).
General and administrative expenses as a percentage of total net revenues decreased 50 basis points for the first quarter of fiscal 2015, primarily due to timing.
The combination of these changes resulted in an overall increase in operating margin of 510 basis points for the first quarter of fiscal 2015.

China/Asia Pacific

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013	Dec 28, 2014	Dec 29, 2013
			% of CAP Net Revenues
Net revenues:
Company-operated stores	$421.8	$201.6	85.1%	75.5%
Licensed stores	73.2	65.3	14.8	24.5
Foodservice and other	0.8	—	0.2	—
Total net revenues	495.8	266.9	100.0	100.0
Cost of sales including occupancy costs	233.6	132.7	47.1	49.7
Store operating expenses	117.7	51.3	23.7	19.2
Other operating expenses	15.1	10.6	3.0	4.0
Depreciation and amortization expenses	28.1	10.3	5.7	3.9
General and administrative expenses	25.7	14.0	5.2	5.2
Total operating expenses	420.2	218.9	84.8	82.0
Income from equity investees	32.7	33.1	6.6	12.4
Operating income	$108.3	$81.1	21.8%	30.4%
Store operating expenses as a % of related revenues			27.9%	25.4%

Discussion of our China/Asia Pacific segment results below reflects the impact of fully consolidating Starbucks Japan due to the ownership change from an equity method joint venture to a company-operated market since the acquisition date of October 31, 2014. Under the joint venture model, we recognized royalties and product sales within revenue and related product cost of goods sold as well as our proportionate share of Starbucks Japan’s net earnings, which we recognized within income from equity investees. This resulted in a very high operating margin. Under the company-operated ownership model, Starbucks Japan’s operating results are reflected in most income statement lines of this segment and has an operating margin more in line with that of our other retail businesses.
Revenues
China/Asia Pacific total net revenues for the first quarter of fiscal 2015 increased $229 million, or 86%, over the prior year period, primarily from an increase in company-operated stores (approximately $220 million), driven by incremental revenues from the acquisition of Starbucks Japan (approximately $179 million). Also contributing were incremental revenues from 239 net new company-operated store openings over the past 12 months (approximately $40 million).
Licensed store revenues grew (approximately $8 million), primarily due to increased product sales to and royalty revenues from licensees (approximately $12 million), as a result of 475 net new licensed store openings over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 260 basis points for the first quarter of fiscal 2015, primarily due to the impact of our ownership change in Starbucks Japan (approximately 220 basis points).
Store operating expenses as a percentage of total net revenues increased 450 basis points for the first quarter of fiscal 2015. As a percentage of company-operated store revenues, store operating expenses increased 250 basis points for the quarter, primarily from the impact of our ownership change in Starbucks Japan (approximately 430 basis points), partially offset by favorability from the sale of our Australia retail operations in the fourth quarter of fiscal 2014 (approximately 80 basis points) and a business tax refund received in the first quarter of fiscal 2015 (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues decreased 100 basis points for the first quarter of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses increased 420 basis points for the first quarter, primarily due to the impact of our ownership change in Starbucks Japan (approximately 360 basis points).
Depreciation and amortization expenses increased 180 basis points due to the impact of our ownership change in Starbucks Japan.

Income from equity investees declined 580 basis points as a percentage of total net revenues for the first quarter of fiscal 2015, primarily driven by the impact of the ownership change in Starbucks Japan (approximately 540 basis points). The remaining change in income from equity investees was an increase of $3.1 million, primarily driven by higher income from our joint venture operations in China and South Korea, partially offset by the absence of income from our Malaysia joint venture sold in the fourth quarter of fiscal 2014 that mostly drove the remaining decline of 40 basis points as a percentage of total revenues.
The overall decrease in operating margin of 860 basis points for the first quarter of fiscal 2015 was primarily driven by the impact of our ownership change in Starbucks Japan (approximately 1,060 basis points), partially offset by 200 basis points of margin expansion driven by the other items discussed above.
Channel Development

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013	Dec 28, 2014	Dec 29, 2013
			% of Channel Development Net Revenues
Net revenues:
CPG	$343.8	$306.4	77.7%	76.4%
Foodservice	98.8	94.6	22.3	23.6
Total net revenues	442.6	401.0	100.0	100.0
Cost of sales	249.3	245.6	56.3	61.2
Other operating expenses	51.0	48.0	11.5	12.0
Depreciation and amortization expenses	0.6	0.4	0.1	0.1
General and administrative expenses	4.1	5.4	0.9	1.3
Total operating expenses	305.0	299.4	68.9	74.7
Income from equity investees	19.9	17.2	4.5	4.3
Operating income	$157.5	$118.8	35.6%	29.6%
Revenues
Channel Development total net revenues for the first quarter of fiscal 2015 increased $42 million, or 10%, primarily due to increased sales of premium single-serve products (approximately $26 million) and U.S. packaged coffee (approximately $9 million). Also contributing to the growth in total net revenues was an increase in foodservice sales (approximately $4 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 490 basis points for the first quarter of fiscal 2015, largely due to lower coffee costs (approximately 210 basis points) and efficiencies in cost of goods sold (approximately 210 basis points).
Other operating expenses as a percentage of total net revenues decreased 50 basis points for the first quarter of fiscal 2015, primarily driven by decreased marketing (approximately 110 basis points), partially offset by changes to required reserves as compared to the prior year (approximately 80 basis points).
Income from equity investees increased $3 million for the first quarter of fiscal 2015, due to higher income from our North American Coffee Partnership joint venture, primarily due to increased sales of bottled Frappuccino® beverages.
The combination of these changes resulted in an overall increase in operating margin of 600 basis points for the first quarter of fiscal 2015.

All Other Segments

	Quarter Ended
	Dec 28, 2014	Dec 29, 2013	% Change
Net revenues:
Company-operated stores	$82.8	$86.2	(3.9)%
Licensed stores	1.2	1.6	(25.0)
CPG, foodservice and other	80.6	71.4	12.9
Total net revenues	164.6	159.2	3.4
Cost of sales including occupancy costs	93.3	82.8	12.7
Store operating expenses	27.6	27.8	(0.7)
Other operating expenses	19.5	19.6	(0.5)
Depreciation and amortization expenses	4.0	3.7	8.1
General and administrative expenses	10.0	11.7	(14.5)
Total operating expenses	154.4	145.6	6.0
Operating income	$10.2	$13.6	(25.0)%
All Other Segments includes Teavana, Seattle's Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments increased $5 million for the first quarter of fiscal 2015. The increase for the quarter was primarily driven by higher e-commerce and Seattle's Best Coffee sales.
Total operating expenses increased $9 million for the first quarter of fiscal 2015, primarily from an increase in cost of sales.

Quarterly Store Data
Effective in the first quarter of fiscal 2015, we revised our store count policy such that we will no longer recast historical store counts upon a change in ownership model. These transfers will rather be reflected as current period activity within "net stores opened/(closed) and transferred during the period." Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Dec 28, 2014	Dec 29, 2013	Dec 28, 2014	Dec 29, 2013
Americas
Company-operated stores	67	27	8,462	8,105
Licensed stores	143	115	5,939	5,530
Total Americas	210	142	14,401	13,635
EMEA(1)
Company-operated stores	(7)	3	810	829
Licensed stores	65	61	1,388	1,204
Total EMEA	58	64	2,198	2,033
China/Asia Pacific (2,3)
Company-operated stores	1,071	61	2,203	943
Licensed stores	(837)	148	2,655	3,148
Total China/Asia Pacific	234	209	4,858	4,091
All Other Segments
Company-operated stores	9	7	378	364
Licensed stores	1	(5)	43	61
Total All Other Segments	10	2	421	425
Total Company	512	417	21,878	20,184
(1) EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the second and fourth quarters of fiscal 2014.
(2) CAP store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.
(3) CAP store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and investments totaled $2.3 billion and $2.2 billion as of December 28, 2014 and September 28, 2014, respectively. As discussed below, in the first quarter of fiscal 2015 we paid ¥55 billion ($509 million) in cash to acquire Sazaby's 39.5% ownership interest in Starbucks Japan in the first tender offer step. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate bonds, government treasury securities (foreign and domestic), mortgage and asset-backed securities, state and local government obligations and agency obligations. As of December 28, 2014, approximately $1.1 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 28, 2014, we were in compliance with all applicable covenants.

Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During the second quarter of fiscal 2015, we extended the duration of our credit facility, which is now set to mature on January 21, 2020, and amended certain facility fees and borrowing rates. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.680% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 28, 2014, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of December 28, 2014.
Under our commercial paper program, as approved by our Board of Directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $750 million under our commercial paper program (which represents the full committed credit facility as outstanding letters of credit were not material as of December 28, 2014) . The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We had no borrowings under our commercial paper program during the first quarter of fiscal 2015.
We continually evaluate liquidity and funding needs and potentially anticipate issuing long-term debt in fiscal 2015 to provide us with financial flexibility for general corporate purposes. As discussed further in Note 3, Derivative Financial Instruments, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, during the first quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to this potential debt issuance.
Use of Cash
We expect to use our available cash and investments, including additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including new product innovations and related marketing support, as well as other new business opportunities related to our core businesses. Further, we may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our equity method and cost method investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
As described in Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, in September 2014, we entered into a tender offer bid agreement with Starbucks Japan and our joint venture partner, Sazaby League, Ltd., to acquire the remaining 60.5% ownership interest in Starbucks Japan for approximately $882 million, through a two-step tender offer. In the first quarter of fiscal 2015, we funded the first tender offer step with $509 million in offshore cash. At the close of the second tender offer period, which ended on December 22, 2014, we funded the second tender offer step with $258 million in offshore cash, but did not complete the second tender offer nor obtain control of these shares until the settlement date of December 29, 2014, which was the first day of our second quarter of fiscal 2015. The amount transferred in the first quarter of fiscal 2015 is included in restricted cash within prepaid expenses and other current assets on our consolidated balance sheets. Subsequent to the completion of the second tender offer step, we commenced a cash-out procedure under Japanese law to acquire the remaining shares for approximately $115 million in offshore cash.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of December 28, 2014 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S. we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
Other than normal operating expenses and funding the acquisition of Starbucks Japan, cash requirements for the remainder of fiscal 2015 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2015 are expected to be approximately $1.4 billion.
During the first quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend to shareholders of $0.32 per share to be paid on February 20, 2015 to shareholders of record as of the close of business on February 5, 2015. We repurchased 2.8 million shares of common stock ($216.1 million) during the first quarter of fiscal 2015 under the current share repurchase authorization. The number of remaining shares authorized for repurchase as of December 28, 2014 totaled 13.1 million.
Cash Flows
Cash provided by operating activities was $1.4 billion for the first quarter of fiscal 2015, compared to cash used by operating activities of $1.4 billion for the same period in fiscal 2014. The increase was primarily driven by lapping the prior year payment of $2.8 billion for the Kraft arbitration matter. The remaining change of $63.2 million was primarily due to increased earnings, partially offset by changes in working capital accounts mainly due to timing.
Cash used by investing activities for the first quarter of fiscal 2015 totaled $522.5 million, compared to $193.3 million for the same period in fiscal 2014. The change was primarily due to the use of cash to acquire Sazaby's 39.5% ownership interest in Starbucks Japan in the first quarter of fiscal 2015.
Cash used by financing activities for the first quarter of fiscal 2015 totaled $668.3 million, compared to cash provided of $568.9 million for the same period in fiscal 2014. The change was primarily due to lapping the receipt of proceeds from the issuance of long-term debt in the first quarter of fiscal 2014, as well as cash restricted to fund the second tender offer step of the Starbucks Japan acquisition, which settled early in the second quarter of fiscal 2015. Also contributing was increased cash returned to shareholders through share repurchases and higher dividend payments compared to the first quarter of fiscal 2014.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $8.7 billion in total contractual obligations as of September 28, 2014. There have been no material changes to this total obligation during the period covered by this 10-Q outside of the addition of our estimated minimum future rental payments of approximately $426 million under the acquired non-cancelable operating leases and lease financing arrangements resulting from the acquisition of Starbucks Japan discussed in Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
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
Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season in December. Excluding the impact of our $2.8 billion cash payment in the first quarter of fiscal 2014 related to the Kraft arbitration matter, our cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are issued to and loaded by customers during the holiday season. Since revenues from the Starbucks Card are recognized upon redemption and not when cash is loaded onto them, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. Quarterly results are affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

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
During the first quarter of fiscal 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 28, 2014).
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting except as noted below:
We acquired Starbucks Japan during the first quarter of fiscal 2015 (see Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q). As permitted by the Securities Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Starbucks Japan from its evaluation of internal control over financial reporting as of December 28, 2014. We are in the process of documenting and testing Starbucks Japan's internal controls over financial reporting and plan to incorporate Starbucks Japan in our evaluation of internal controls over financial reporting beginning in the first quarter of fiscal 2016. Starbucks Japan contributed $1.7 billion to our consolidated total assets as of December 28, 2014, and $192.8 million and $29.7 million to our consolidated net revenues and operating income, respectively, for the quarter ended December 28, 2014.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended December 28, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
September 29, 2014 — October 26, 2014	1,147,089	$74.27	1,147,089	14,710,119
October 27, 2014 — November 23, 2014	850,103	77.38	850,103	13,860,016
November 24, 2014 — December 28, 2014	801,500	81.20	801,500	13,058,516
Total	2,798,692	$77.20	2,798,692

(1)	Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2015.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On November 15, 2012, we publicly announced the authorization of up to 25 million shares. This authorization has no expiration date.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	5/12/2006	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through January 20, 2015)	8-K	0-20322	1/22/2015	3.1
10.1	Offer Letter dated January 22, 2015 between Starbucks Corporation and Kevin Johnson	8-K	0-20322	1/22/2015	10.1
10.2	Amendment No. 2 to the Credit Agreement dated as of January 21, 2015 made by and among Starbucks Corporation, Bank of America, N.A., in its capacity as administrative agent for the Lenders and each of the Lenders signatory thereto.	8-K	0-20322	1/23/2015	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended December 28, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 27, 2015

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer