Form 10-Q
period 2015-03-29
STARBUCKS CORP
filed 2015-04-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 22, 2015
Common Stock, par value $0.001 per share	1,500.5 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 29, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Net revenues:
Company-operated stores	$3,622.9	$3,068.0	$7,395.7	$6,411.8
Licensed stores	421.3	356.2	905.3	758.0
CPG, foodservice and other	519.3	449.6	1,065.8	943.6
Total net revenues	4,563.5	3,873.8	9,366.8	8,113.4
Cost of sales including occupancy costs	1,859.8	1,629.2	3,851.0	3,424.2
Store operating expenses	1,324.6	1,134.5	2,640.1	2,309.6
Other operating expenses	133.5	110.9	262.9	225.8
Depreciation and amortization expenses	217.1	174.4	423.1	344.1
General and administrative expenses	305.9	240.6	604.3	483.2
Litigation credit	—	—	—	(20.2)
Total operating expenses	3,840.9	3,289.6	7,781.4	6,766.7
Income from equity investees	54.9	59.9	107.7	111.0
Operating income	777.5	644.1	1,693.1	1,457.7
Gain resulting from acquisition of joint venture	—	—	390.6	—
Interest income and other, net	1.3	17.8	11.1	37.6
Interest expense	(16.9)	(16.7)	(33.2)	(31.3)
Earnings before income taxes	761.9	645.2	2,061.6	1,464.0
Income tax expense	266.3	218.3	581.2	496.4
Net earnings including noncontrolling interests	495.6	426.9	1,480.4	967.6
Net earnings/(loss) attributable to noncontrolling interests	0.7	(0.1)	2.1	—
Net earnings attributable to Starbucks	$494.9	$427.0	$1,478.3	$967.6
Earnings per share - basic	$0.33	$0.28	$0.99	$0.64
Earnings per share - diluted	$0.33	$0.28	$0.97	$0.63
Weighted average shares outstanding:
Basic	1,500.5	1,510.3	1,499.7	1,510.1
Diluted	1,516.5	1,529.1	1,516.7	1,530.7
Cash dividends declared per share	$0.16	$0.13	$0.32	$0.26
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Net earnings including noncontrolling interests	$495.6	$426.9	$1,480.4	$967.6
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	2.7	1.1	2.1	(0.9)
Tax (expense)/benefit	(1.0)	(0.4)	(0.8)	0.4
Unrealized gains/(losses) on cash flow hedging instruments	12.2	8.1	63.9	19.9
Tax (expense)/benefit	(2.5)	(2.1)	(15.4)	(6.0)
Unrealized gains/(losses) on net investment hedging instruments	—	(3.9)	4.3	5.9
Tax (expense)/benefit	—	1.4	(1.6)	(2.2)
Translation adjustment	(6.9)	7.7	(163.3)	(22.7)
Tax (expense)/benefit	3.8	(15.1)	7.6	(3.4)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	4.0	(2.2)	(55.8)	5.4
Tax expense/(benefit)	(0.4)	1.0	16.8	0.9
Other comprehensive income/(loss)	11.9	(4.4)	(142.2)	(2.7)
Comprehensive income including noncontrolling interests	507.5	422.5	1,338.2	964.9
Comprehensive income/(loss) attributable to noncontrolling interests	1.4	(0.1)	(29.0)	—
Comprehensive income attributable to Starbucks	$506.1	$422.6	$1,367.2	$964.9

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Mar 29, 2015	Sep 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,750.4	$1,708.4
Short-term investments	99.4	135.4
Accounts receivable, net	655.6	631.0
Inventories	1,061.1	1,090.9
Prepaid expenses and other current assets	355.1	285.6
Deferred income taxes, net	323.8	317.4
Total current assets	4,245.4	4,168.7
Long-term investments	325.1	318.4
Equity and cost investments	337.0	514.9
Property, plant and equipment, net	3,897.7	3,519.0
Deferred income taxes, net	851.1	903.3
Other long-term assets	395.2	198.9
Other intangible assets	547.0	273.5
Goodwill	1,592.2	856.2
TOTAL ASSETS	$12,190.7	$10,752.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$601.3	$533.7
Accrued liabilities	1,685.9	1,514.4
Insurance reserves	215.5	196.1
Deferred revenue	1,018.5	794.5
Total current liabilities	3,521.2	3,038.7
Long-term debt	2,048.5	2,048.3
Other long-term liabilities	610.3	392.2
Total liabilities	6,180.0	5,479.2
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,501.0 shares and 1,499.1 shares, respectively	1.5	0.7
Additional paid-in capital	41.1	39.4
Retained earnings	6,083.0	5,206.6
Accumulated other comprehensive income/(loss)	(116.9)	25.3
Total shareholders’ equity	6,008.7	5,272.0
Noncontrolling interests	2.0	1.7
Total equity	6,010.7	5,273.7
TOTAL LIABILITIES AND EQUITY	$12,190.7	$10,752.9
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,480.4	$967.6
Adjustments to reconcile net earnings to net cash provided/(used) by operating activities:
Depreciation and amortization	444.2	364.2
Deferred income taxes, net	60.0	36.1
Income earned from equity method investees	(76.9)	(69.0)
Distributions received from equity method investees	57.9	48.2
Gain resulting from acquisition of joint venture	(390.6)	—
Stock-based compensation	104.2	91.6
Excess tax benefit on share-based awards	(78.0)	(87.3)
Other	27.7	11.4
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(14.1)	(28.6)
Inventories	39.6	156.2
Accounts payable	48.2	(9.6)
Accrued litigation charge	—	(2,763.9)
Income taxes payable, net	(56.5)	128.4
Accrued liabilities and insurance reserves	121.9	13.1
Deferred revenue	200.1	162.5
Prepaid expenses, other current assets and other assets	32.8	(4.4)
Net cash provided/(used) by operating activities	2,000.9	(983.5)
INVESTING ACTIVITIES:
Purchase of investments	(282.0)	(974.9)
Sales of investments	305.3	574.3
Maturities and calls of investments	12.7	369.6
Acquisitions, net of cash acquired	(284.3)	—
Additions to property, plant and equipment	(606.6)	(503.6)
Other	(17.9)	(14.4)
Net cash used by investing activities	(872.8)	(549.0)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	748.5
Cash used for purchase of noncontrolling interest	(257.6)	—
Proceeds from issuance of common stock	111.1	89.5
Excess tax benefit on share-based awards	78.0	87.3
Cash dividends paid	(479.6)	(392.3)
Repurchase of common stock	(346.4)	(290.1)
Minimum tax withholdings on share-based awards	(73.2)	(76.0)
Other	(7.7)	(9.5)
Net cash (used)/provided by financing activities	(975.4)	157.4
Effect of exchange rate changes on cash and cash equivalents	(110.7)	(10.3)
Net increase/(decrease) in cash and cash equivalents	42.0	(1,385.4)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,708.4	2,575.7
End of period	$1,750.4	$1,190.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$36.9	$17.4
Income taxes, net of refunds	$612.8	$314.8

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of March 29, 2015, and for the quarter and two quarters ended March 29, 2015 and March 30, 2014, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended March 29, 2015 and March 30, 2014 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and two quarters ended March 29, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2015 ("fiscal 2015").
Stock Split
On April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share and per-share data in our consolidated financial statements and notes has been retroactively adjusted to reflect this stock split. We adjusted shareholders' equity to reflect the stock split by reclassifying an amount equal to the par value of the additional shares arising from the split from retained earnings to common stock during the second quarter of fiscal 2015, resulting in no net impact to shareholders' equity on our consolidated balance sheets.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance will become effective for us at the beginning of our first quarter of fiscal 2017 and will only result in a change in presentation of these costs on our consolidated balance sheets.
In February 2015, the FASB issued guidance that changes the evaluation criteria for consolidation and related disclosure requirements. This guidance introduces evaluation criteria specific to limited partnerships and other similar entities, as well as amends the criteria for evaluating variable interest entities with which the reporting entity is involved and certain investment funds. The guidance will become effective for us at the beginning of our first quarter of fiscal 2017. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance will become effective for us at the beginning of our first quarter of fiscal 2018 and will require full or modified retrospective application. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.
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
On September 23, 2014, we entered into a tender offer bid agreement with Starbucks Coffee Japan, Ltd. ("Starbucks Japan"), at the time a 39.5% owned equity method investment, and our joint venture partner, Sazaby League, Ltd. ("Sazaby"), to acquire the remaining 60.5% ownership interest in Starbucks Japan. Acquiring Starbucks Japan further leverages our existing infrastructure to continue disciplined retail store growth and expand our presence into other channels in the Japan market, such as consumer packaged goods ("CPG"), licensing and foodservice. This acquisition was structured as a two-step tender offer.
On October 31, 2014, we acquired Sazaby's 39.5% ownership interest in Starbucks Japan through the first tender offer step for ¥55 billion in cash, or $509 million with Japanese yen converted into U.S. dollars at a reference conversion rate of 108.13 JPY to USD, based on a spot rate that approximates the rate as of the acquisition date, bringing our total ownership in Starbucks Japan to a controlling 79% interest. The estimated fair values of the assets acquired, liabilities assumed and the noncontrolling interest are based on preliminary valuation as of the October 31, 2014 acquisition date and are subject to change as additional information about the fair value of assets acquired, liabilities assumed and noncontrolling interest becomes available.
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
Below is a tabular summary of the acquired intangible assets as of March 29, 2015, for which the gross balances in total are $29.5 million lower than as of the October 31, 2014 acquisition date due to foreign currency translation (in millions):

	Mar 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Reacquired rights	$277.2	$(18.0)	$259.2
Licensing agreements	13.6	(0.5)	13.1
Customer loyalty program	2.7	(0.3)	2.4
Total acquired definite-lived intangible assets	$293.5	$(18.8)	$274.7
Amortization expense for these definite-lived intangible assets for the quarter and two quarters ended March 29, 2015 was $11.3 million and $19.0 million, respectively, and is estimated to be approximately $45 million each year for the next five years and approximately $50 million thereafter.
The $815.6 million of goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired current customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, the existing geographic retail and online presence, and the expected geographic presence in new channels. The goodwill was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition declined $74.4 million to $741.2 million as of March 29, 2015.

As a part of this acquisition we acquired a significant number of operating leases, including $7.5 million of favorable lease assets, which are included in prepaid expenses and other current assets and other long-term assets, and $15.5 million of unfavorable lease liabilities, which are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The fair values of these assets and liabilities were determined based on market terms for similar leases as of the date of the acquisition, and will be amortized on a straight-line basis as rent expense, or a reduction of rent expense, respectively, in cost of sales including occupancy costs on the consolidated statements of earnings over the remaining terms of the leases, for which the weighted-average period was 9.4 years as of the October 31, 2014 acquisition date. We recorded a net reduction of rent expense of $0.2 million and $0.4 million for the quarter and two quarters ended March 29, 2015, respectively, in connection with the leases acquired.
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
The table below summarizes our estimated minimum future rental payments under the acquired non-cancelable operating leases and lease financing arrangements as of March 29, 2015 (in millions):

	Operating Leases	Lease Financing Arrangements
Year 1	$87.0	$3.2
Year 2	68.2	3.1
Year 3	53.1	3.1
Year 4	39.6	3.1
Year 5	31.7	3.1
Thereafter	150.5	31.1
Total minimum lease payments	$430.1	$46.7
The fair value of the noncontrolling interest in Starbucks Japan was estimated by applying the market approach. Specifically, the fair value was determined based on the purchase price we expected to pay for the remaining 21% noncontrolling interest, which was comprised of a set market price and a premium above the market price. The market price premium is a customary business practice for public tender offer transactions in Japan, so we believe this is what a market participant would pay and should be included in the fair value determination.
As a result of this acquisition, we remeasured the carrying value of our preexisting 39.5% equity method investment to fair value, which resulted in a pre-tax gain of $390.6 million that was presented separately as gain resulting from acquisition of joint venture within other income on the consolidated statements of earnings. The fair value of $577.0 million was calculated using an average of the income and market approach. The income approach fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, as well as the selection of an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections and considered the historical performance of stores, local market economics and the business environment impacting the stores' performance. The discount rate applied was based on Starbucks Japan's weighted-average cost of capital and included a company-specific risk premium. The market approach fair value measurement was based on the implied fair value of Starbucks Japan using the purchase price of Sazaby's 39.5% ownership interest and the expected purchase price of the 21% remaining noncontrolling interest.
We began consolidating Starbucks Japan's results of operations and cash flows into our consolidated financial statements beginning after October 31, 2014. For the quarter and two quarters ended March 29, 2015, Starbucks Japan's revenue included in our consolidated statements of earnings was $291.3 million and $484.1 million, respectively. For the quarter and two quarters ended March 29, 2015, Starbucks Japan's net earnings included in our consolidated statements of earnings were $18.5 million and $38.8 million, respectively.

The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of Starbucks Japan been the first day of our first quarter of fiscal 2014 rather than during our first quarter of fiscal 2015 (in millions):

	Pro Forma (unaudited)
	Quarter Ended		Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Revenue	$4,563.5	$4,152.4	$9,458.5	$8,679.1
Net earnings attributable to Starbucks(1)	495.6	418.5	1,097.3	1,340.3

(1)
The pro forma net earnings attributable to Starbucks for fiscal 2014 includes the acquisition-related gain of $390.6 million, and transaction and integration costs of $0.6 million and $12.2 million for the quarter and two quarters ended March 30, 2014, respectively.

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
Subsequent to the completion of the second tender offer step, we commenced a cash-out procedure under Japanese law (the "Cash-out") to acquire all remaining shares of Starbucks Japan (an approximate 6.3% interest). On March 26, 2015, we obtained control of these shares resulting in 100% ownership of Starbucks Japan. The purchase price for the Cash-out, which we expect to pay in the third quarter of fiscal 2015, is ¥13.5 billion, or approximately $113.3 million, with Japanese yen converted into U.S. dollars at a reference conversion rate of 118.99 JPY to USD, which is reflected in accrued liabilities on our consolidated balance sheet as of March 29, 2015.
For the first quarter of fiscal 2015, net earnings attributable to noncontrolling interests in our consolidated statement of earnings related to Starbucks Japan reflects the 21% of minority shareholders’ interests that we did not own as of the end of the first quarter of fiscal 2015. For the second quarter of fiscal 2015, net earnings attributable to noncontrolling interests in our consolidated statement of earnings related to Starbucks Japan reflects the approximate 6.3% of minority shareholders’ interests that we did not obtain control of until March 26, 2015.
The following table shows the effects of the change in Starbucks ownership interest in Starbucks Japan on Starbucks equity:

	Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014
Net earnings attributable to Starbucks	$1,478.3	$967.6
Transfers (to)/from the noncontrolling interest:
Increase/(decrease) in additional paid-in capital for purchase of interest in subsidiary	1.7	—
Change from net earnings attributable to Starbucks and transfers (to)/from noncontrolling interest	$1,480.0	$967.6
During the quarter and two quarters ended March 29, 2015, we incurred approximately $0.3 million and $11.3 million, respectively, of acquisition-related costs, such as regulatory, legal, and advisory fees, which we have recorded within unallocated corporate general and administrative expenses.

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
In connection with the acquisition of Starbucks Japan that is discussed in Note 2, Acquisition, we entered into cross-currency swap contracts during the first quarter of fiscal 2015 to hedge the foreign currency transaction risk of certain yen-denominated intercompany loans with a total notional value of ¥73.5 billion, or approximately $618 million as of March 29, 2015. Gains and losses from these swaps offset the changes in value of interest and principal payments as a result of changes in foreign exchange rates, which are also recorded in net interest income and other on the consolidated statements of earnings. These swaps have been designated as cash flow hedges and mature in September 2016 and November 2024 at the same time as the related loans. There are no credit-risk-related contingent features associated with these swaps, although we may hold or post collateral depending upon the gain or loss position of the swap agreement.
We also enter into forward contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative's gain or loss is recorded in AOCI and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
As a result of our acquisition of Starbucks Japan, we reclassified the pretax cumulative net gains in AOCI of $7.2 million related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan into earnings, which was included in the gain resulting from acquisition of joint venture line item on the consolidated statements of earnings. These gains offset the cumulative translation adjustment loss balance associated with our preexisting investment included in the calculation of the remeasurement gain, which is described further in Note 2, Acquisition.
To mitigate the foreign exchange risk of certain balance sheet items, we enter into foreign currency forward contracts that are not designated as hedging instruments. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency denominated payables and receivables; both are recorded in net interest income and other.
Commodities
Depending on market conditions, we enter into coffee futures contracts and collars (the combination of a purchased call option and a sold put option) to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5, Inventories. The effective portion of each derivative's gain or loss is recorded in AOCI and is subsequently reclassified to cost of sales when the hedged exposure affects net earnings.
To mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel, we enter into dairy swap contracts, futures and collars, as well as instruments used to hedge diesel fuel exposure that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in net interest income and other and help to offset price fluctuations on our dairy purchases and the financial impact of diesel fuel fluctuations on our shipping costs, which are included in cost of sales including occupancy costs.

Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Mar 29, 2015	Sep 28, 2014
Cash Flow Hedges:
Interest rates	$30.8	$36.4	$3.3	0
Cross-currency swaps	(12.7)	—	—	117
Foreign currency - other	30.0	10.6	19.4	34
Coffee	(1.5)	(0.7)	(2.0)	8
Net Investment Hedges:
Foreign currency	1.3	3.2	—	0
Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Cash Flow Hedges:
Interest rates	$(6.6)	$—	$1.3	$1.3	$(6.3)	$0.5	$2.6	$2.5
Cross-currency swaps	(1.5)	—	(10.6)	—	36.3	—	52.5	—
Foreign currency - other	21.0	7.0	5.7	2.1	37.4	18.6	9.6	3.3
Coffee	(0.7)	1.1	(1.0)	(0.9)	(3.5)	0.8	(2.6)	(10.9)
Net Investment Hedges:
Foreign currency	—	(3.9)	—	—	4.3	5.9	7.2	—
Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Foreign currency - other	$4.8	$(0.1)	$23.3	$(1.0)
Dairy	1.1	7.4	(3.3)	11.9
Diesel fuel	(1.0)	—	(8.6)	—
Notional amounts of outstanding derivative contracts (in millions):

	Mar 29, 2015	Sep 28, 2014
Interest rates	$250	$—
Cross-currency swaps	618	—
Foreign currency - other	475	542
Coffee	36	45
Dairy	26	24
Diesel fuel	22	17

The fair values of our derivative assets and liabilities are included in Note 4, Fair Value Measurements, and additional disclosures related to cash flow and net investment hedge gains and losses included in accumulated other comprehensive income, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Mar 29, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,750.4	$1,750.4	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	2.0	—	2.0	—
Corporate debt securities	16.2	—	16.2	—
State and local government obligations	2.0	—	2.0	—
Total available-for-sale securities	20.2	—	20.2	—
Trading securities	79.2	79.2	—	—
Total short-term investments	99.4	79.2	20.2	—
Prepaid expenses and other current assets:
Derivative assets	44.6	1.6	43.0	—
Long-term investments:
Available-for-sale securities
Agency obligations	12.7	—	12.7	—
Corporate debt securities	136.3	—	136.3	—
Auction rate securities	5.8	—	—	5.8
Foreign government obligations	16.4	—	16.4	—
U.S. government treasury securities	101.2	101.2	—	—
State and local government obligations	9.0	—	9.0	—
Mortgage and other asset-backed securities	43.7	—	43.7	—
Total long-term investments	325.1	101.2	218.1	5.8
Other long-term assets:
Derivative assets	71.2	—	71.2	—
Total assets	$2,290.7	$1,932.4	$352.5	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$12.6	$1.1	$11.5	$—
Other long-term liabilities:
Derivative liabilities	11.1	—	11.1	—
Total liabilities	$23.7	$1.1	$22.6	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,708.4	$1,708.4	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	4.9	—	4.9	—
Foreign government obligations	33.7	—	33.7	—
U.S. government treasury securities	10.9	10.9	—	—
State and local government obligations	12.7	—	12.7	—
Certificates of deposit	1.0	—	1.0	—
Total available-for-sale securities	63.2	10.9	52.3	—
Trading securities	72.2	72.2	—	—
Total short-term investments	135.4	83.1	52.3	—
Prepaid expenses and other current assets:
Derivative assets	28.7	0.9	27.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.9	—	8.9	—
Corporate debt securities	130.9	—	130.9	—
Auction rate securities	13.8	—	—	13.8
Foreign government obligations	17.4	—	17.4	—
U.S. government treasury securities	94.8	94.8	—	—
State and local government obligations	6.7	—	6.7	—
Mortgage and other asset-backed securities	45.9	—	45.9	—
Total long-term investments	318.4	94.8	209.8	13.8
Other long-term assets:
Derivative assets	18.0	—	18.0	—
Total assets	$2,208.9	$1,887.2	$307.9	$13.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$2.4	$0.4	$2.0	$—
There were no transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of March 29, 2015 and September 28, 2014.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarter and two quarters ended March 29, 2015 and March 30, 2014, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories

(in millions)	Mar 29, 2015	Sep 28, 2014	Mar 30, 2014
Coffee:
Unroasted	$470.5	$432.3	$400.0
Roasted	213.5	238.9	189.5
Other merchandise held for sale	210.5	265.7	210.1
Packaging and other supplies	166.6	154.0	155.1
Total	$1,061.1	$1,090.9	$954.7
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of March 29, 2015, we had committed to purchasing green coffee totaling $787 million under fixed-price contracts and an estimated $257 million under price-to-be-fixed contracts. As of March 29, 2015, approximately $19 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts and approximately $17 million were price-protected through the use of collar instruments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Mar 29, 2015	Sep 28, 2014
Land	$46.6	$46.7
Buildings	410.8	278.1
Leasehold improvements	5,149.2	4,858.4
Store equipment	1,588.2	1,493.3
Roasting equipment	512.8	410.9
Furniture, fixtures and other	1,180.4	1,078.1
Work in progress	307.6	415.6
Property, plant and equipment, gross	9,195.6	8,581.1
Accumulated depreciation	(5,297.9)	(5,062.1)
Property, plant and equipment, net	$3,897.7	$3,519.0

Accrued Liabilities

	Mar 29, 2015	Sep 28, 2014
Accrued compensation and related costs	$466.8	$437.9
Accrued occupancy costs	125.9	119.8
Accrued taxes	188.1	272.0
Accrued dividends payable	240.1	239.8
Other	665.0	444.9
Total accrued liabilities	$1,685.9	$1,514.4

Note 7:	Debt
Components of long-term debt including the associated interest rates and related fair values (in millions, except interest rates):

	Mar 29, 2015		Sep 28, 2014		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$400	$400.0	$400	0.875%	0.941%
2017 notes	550.0	610	550.0	625	6.250%	6.292%
2018 notes	350.0	359	350.0	353	2.000%	2.012%
2023 notes	750.0	818	750.0	786	3.850%	2.860%
Total	2,050.0	2,187	2,050.0	2,164
Aggregate unamortized discount	1.5		1.7
Total	$2,048.5		$2,048.3

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 29, 2015, we were in compliance with all applicable covenants.
Note 8: Equity
Changes in total equity (in millions):

	Two Quarters Ended
	Mar 29, 2015			Mar 30, 2014
	Attributable to Starbucks	Noncontrolling interest	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,272.0	$1.7	$5,273.7	$4,480.2	$2.1	$4,482.3
Net earnings including noncontrolling interests	1,478.3	2.1	1,480.4	967.6	—	967.6
Translation adjustment, net of reclassifications and tax	(110.3)	(31.1)	(141.4)	(26.1)	—	(26.1)
Unrealized gains/(losses), net of reclassifications and tax	(0.8)	—	(0.8)	23.4	—	23.4
Other comprehensive income/(loss)	(111.1)	(31.1)	(142.2)	(2.7)	—	(2.7)
Stock-based compensation expense	105.2	—	105.2	92.6	—	92.6
Exercise of stock options/vesting of RSUs	104.6	—	104.6	90.0	—	90.0
Sale of common stock	11.3	—	11.3	11.0	—	11.0
Repurchase of common stock	(342.4)	—	(342.4)	(301.2)	—	(301.2)
Cash dividends declared	(479.9)	—	(479.9)	(392.5)	—	(392.5)
Noncontrolling interest resulting from acquisition	—	411.1	411.1	—	—	—
Purchase of noncontrolling interests	(29.3)	(381.8)	(411.1)	—	—	—
Ending balance of total equity	$6,008.7	$2.0	$6,010.7	$4,945.1	$2.0	$4,947.1

Changes in accumulated other comprehensive income ("AOCI") by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
March 29, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.9)	$32.9	$1.3	$(130.3)	$(97.0)
Net gains/(losses) recognized in OCI before reclassifications	1.7	9.7	—	(3.1)	8.3
Net (gains)/losses reclassified from AOCI to earnings	(0.4)	4.0	—	—	3.6
Other comprehensive income/(loss) attributable to Starbucks	1.3	13.7	—	(3.1)	11.9
Purchase of noncontrolling interests	—	—	—	(31.8)	(31.8)
Net gains/(losses) in AOCI, end of period	$0.4	$46.6	$1.3	$(165.2)	$(116.9)

March 30, 2014
Net gains/(losses) in AOCI, beginning of period	$(1.7)	$42.2	$(6.7)	$34.9	$68.7
Net gains/(losses) recognized in OCI before reclassifications	0.7	6.0	(2.5)	(7.4)	(3.2)
Net (gains)/losses reclassified from AOCI to earnings	0.2	(1.4)	—	—	(1.2)
Other comprehensive income/(loss) attributable to Starbucks	0.9	4.6	(2.5)	(7.4)	(4.4)
Net gains/(losses) in AOCI, end of period	$(0.8)	$46.8	$(9.2)	$27.5	$64.3

Two Quarters Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
March 29, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	1.3	48.5	2.7	(124.6)	(72.1)
Net (gains)/losses reclassified from AOCI to earnings	(0.5)	(48.2)	(4.6)	14.3	(39.0)
Other comprehensive income/(loss) attributable to Starbucks	0.8	0.3	(1.9)	(110.3)	(111.1)
Purchase of noncontrolling interests	—	—	—	(31.1)	(31.1)
Net gains/(losses) in AOCI, end of period	$0.4	$46.6	$1.3	$(165.2)	$(116.9)

March 30, 2014
Net gains/(losses) in AOCI, beginning of period	$(0.5)	$26.8	$(12.9)	$53.6	$67.0
Net gains/(losses) recognized in OCI before reclassifications	(0.5)	13.9	3.7	(26.1)	(9.0)
Net (gains)/losses reclassified from AOCI to earnings	0.2	6.1	—	—	6.3
Other comprehensive income/(loss) attributable to Starbucks	(0.3)	20.0	3.7	(26.1)	(2.7)
Net gains/(losses) in AOCI, end of period	$(0.8)	$46.8	$(9.2)	$27.5	$64.3
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 29, 2015	Mar 30, 2014
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.3	$1.3	Interest expense
Cross-currency swaps	(10.6)	—	Interest income and other, net
Foreign currency hedges	3.4	1.3	Revenues
Foreign currency/coffee hedges	1.3	(0.1)	Cost of sales including occupancy costs
	(4.6)	2.5	Total before tax
	0.6	(1.1)	Tax (expense)/benefit
	$(4.0)	$1.4	Net of tax

Two Quarters Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 29, 2015	Mar 30, 2014
Gains/(losses) on cash flow hedges
Interest rate hedges	$2.6	$2.5	Interest expense
Cross-currency swaps	52.5	—	Interest income and other, net
Foreign currency hedges	5.9	2.3	Revenues
Foreign currency/coffee hedges	1.1	(9.9)	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	7.2	—	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	(7.2)	—	Gain resulting from acquisition of joint venture
Other	(7.1)	—	Interest income and other, net
	55.0	(5.1)	Total before tax
	(16.5)	(1.0)	Tax (expense)/benefit
	$38.5	$(6.1)	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share data presented in this note has been retroactively adjusted to reflect this stock split.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 29, 2015.
We repurchased 8.6 million shares of common stock at a total cost of $342.4 million, and 8.1 million shares at a total cost of $301.2 million for the two quarters ended March 29, 2015 and March 30, 2014, respectively. As of March 29, 2015, 23.1 million shares remained available for repurchase under the current authorization.
During the second quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend to shareholders of $0.16 per share to be paid on May 22, 2015 to shareholders of record as of the close of business on May 7, 2015.

Note 9:	Employee Stock Plans
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share and per-share data presented in this note has been retroactively adjusted to reflect this stock split.
As of March 29, 2015, there were 95.1 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 14.6 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Options	$8.1	$9.7	$20.6	$22.5
Restricted Stock Units (“RSUs”)	44.2	34.1	83.6	69.1
Total stock-based compensation	$52.3	$43.8	$104.2	$91.6
Stock option and RSU transactions from September 28, 2014 through March 29, 2015 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 28, 2014	39.6	10.8
Granted	6.2	6.4
Options exercised/RSUs vested	(7.0)	(5.0)
Forfeited/expired	(0.8)	(0.9)
Options outstanding/Nonvested RSUs, March 29, 2015	38.0	11.3
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 29, 2015	$46.8	$195.3

Note 10:     Earnings per Share
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share and per-share data presented in this note has been retroactively adjusted to reflect this stock split.
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Net earnings attributable to Starbucks	$494.9	$427.0	$1,478.3	$967.6
Weighted average common shares outstanding (for basic calculation)	1,500.5	1,510.3	1,499.7	1,510.1
Dilutive effect of outstanding common stock options and RSUs	16.0	18.8	17.0	20.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,516.5	1,529.1	1,516.7	1,530.7
EPS — basic	$0.33	$0.28	$0.99	$0.64
EPS — diluted	$0.33	$0.28	$0.97	$0.63
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 0.1 million and 5.7 million as of March 29, 2015 and March 30, 2014, respectively.

Note 11: Segment Reporting
Segment information is prepared on the same basis that our ceo, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
March 29, 2015
Total net revenues	$3,128.0	$280.3	$595.2	$428.0	$132.0	$4,563.5
Depreciation and amortization expenses	128.6	12.7	37.0	0.6	3.9	182.8
Income from equity investees	—	1.0	25.5	28.4	—	54.9
Operating income/(loss)	709.6	29.2	112.4	156.1	(4.1)	1,003.2

March 30, 2014
Total net revenues	$2,808.8	$309.9	$265.3	$370.4	$119.4	$3,873.8
Depreciation and amortization expenses	114.8	14.8	11.8	0.4	3.7	145.5
Income from equity investees	—	1.1	37.4	21.4	—	59.9
Operating income/(loss)	605.6	17.7	87.0	127.3	(7.8)	829.8
Two Quarters Ended

(in millions)	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
March 29, 2015
Total net revenues	$6,494.9	$613.7	$1,091.0	$870.5	$296.7	$9,366.8
Depreciation and amortization expenses	255.7	26.5	65.1	1.3	7.9	356.5
Income from equity investees	—	1.2	58.2	48.3	—	107.7
Operating income	1,527.1	79.1	220.6	313.3	6.4	2,146.5

March 30, 2014
Total net revenues	$5,881.7	$649.5	$532.2	$771.5	$278.5	$8,113.4
Depreciation and amortization expenses	227.1	29.4	22.0	0.8	7.3	286.6
Income from equity investees	—	1.9	70.5	38.6	—	111.0
Operating income	1,337.6	51.2	168.0	246.2	6.1	1,809.1

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Total segment operating income	$1,003.2	$829.8	$2,146.5	$1,809.1
Unallocated corporate operating expenses	(225.7)	(185.7)	(453.4)	(351.4)
Consolidated operating income	777.5	644.1	1,693.1	1,457.7
Gain resulting from acquisition of joint venture	—	—	390.6	—
Interest income and other, net	1.3	17.8	11.1	37.6
Interest expense	(16.9)	(16.7)	(33.2)	(31.3)
Earnings before income taxes	$761.9	$645.2	$2,061.6	$1,464.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating margins, comparable store sales, sales leverage, sales growth, profitability, expenses, dividends, share repurchases, other financial results, the integration of Starbucks Japan and the anticipated gains and costs related to the acquisition of Starbucks Japan, capital expenditures, investments in our store partners, product innovation, offerings and distribution, including expansion of our beverage platforms and elevation of our food program, scaling and expansion of international operations, shifts in our store portfolio to more licensed stores in EMEA, foreign currency translation, growth of China into one of our largest markets outside the U.S., profitable growth models and opportunities, emerging businesses, strategic acquisitions, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, anticipated store openings and closings, net new stores, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, tax rates, and economic conditions in the U.S. and international markets, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of material breaches of our information technology systems if any were to occur, costs associated with, and the successful execution of, the company's initiatives and plans, including the acquisition of Starbucks Japan, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks second quarter results reflect meaningful contributions from all reportable segments. Consolidated total net revenues increased 18% to $4.6 billion, primarily driven by $270 million of incremental revenues from the acquisition of Starbucks Japan, global comparable store sales growth of 7% and incremental revenue from 1,511 net new store openings over the last 12 months. These increases were partially offset by $70 million of net unfavorable foreign currency translation, which resulted in an unfavorable impact of nearly 2% on revenue growth over the prior year second quarter. Consolidated operating income increased $133 million, or 21%, to $778 million. Operating margin expanded 40 basis points to 17.0%, primarily due to sales leverage, partially offset by the 100 basis point impact of our ownership change in Starbucks Japan, reflecting the change in accounting from a joint venture to a consolidated market and the acquisition-related transaction and integration costs. Earnings per share of $0.33 increased 18% over the prior year quarter earnings per share of $0.28.
The Americas segment continued its solid performance in the second quarter, growing revenues by 11% to $3.1 billion, primarily driven by comparable store sales growth of 7%, comprised of a 5% increase in average ticket and a 2% increase in number of transactions, as well as revenue from 636 net new store openings over the past 12 months. Growth in food sales, attributed to both new and existing products, successful limited time offering beverages and increased Teavana® tea sales in our Starbucks® retail stores contributed to the growth in comparable store sales. Operating margin expanded 110 basis points to 22.7%, primarily due to sales leverage, partially offset by increased salaries and benefits driven by investments in our store partners (employees). Looking forward, we expect to continue to drive revenue growth and margin expansion through net new stores and continued product innovation, targeted at driving growth across all geographies and dayparts, while continuing to make investments in our store partners through enhancements to wages and benefits. We plan to continue to expand our beverage platforms and elevate our food program, in part by expanding our Teavana-branded beverage offerings and with ongoing enhancements to our lunch options and the continued rollout of our Evenings program.
The transformation of our EMEA segment continued into the second quarter. Revenues declined $30 million, or 10%, primarily due to $32 million of unfavorable foreign currency translation, which resulted in an unfavorable impact of 11% on revenue growth over the prior year second quarter. This was partially offset by growth in revenue of $5 million that was driven by comparable store sales growth of 2%. Incremental revenues from 188 net new licensed store openings over the past year also contributed. Sales leverage, driven by our ongoing portfolio shift to higher-margin licensed stores, as well as gains from the sales of certain store assets in the region, were the primary drivers of the 470 basis points of margin expansion over the prior year quarter, to 10.4%. We expect our continued disciplined licensed store expansion and focus on the customer experience, including introducing new food and beverage offerings in our retail stores, in this region will result in improved operating performance and contribute towards sustained mid-teens operating margin.
Our China/Asia Pacific segment results reflect the impact of fully consolidating Starbucks Japan. Incremental revenues from Starbucks Japan were the primary driver of the 124% increase in segment revenues, to $595 million. Also contributing were increased sales from opening 232 company-operated and 479 licensed net new stores over the past year, along with a 12% increase in comparable store sales, primarily driven by a 10% increase in transactions. Operating income grew 29%, to $112 million, while operating margin declined 1,390 basis points to 18.9%. The overall operating margin decline was due to the 1,470 basis point impact of the ownership change in Starbucks Japan and was partially offset by expansion of 80 basis points that was primarily due to sales leverage. We expect that continued new store openings and the integration of Starbucks Japan, including growth in other channels in the Japan market, will enable this segment to continue as a meaningful growth driver for our business. We also expect China will continue to grow toward being one of our largest markets outside of the U.S., primarily through expanding our retail store presence.
Channel Development segment revenues grew 16% for the quarter to $428 million, primarily due to increased sales of premium single-serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs, and growth in both packaged coffee and foodservice sales. Operating income grew $29 million, or 23%, to $156 million. Operating margin increased 210 basis points to 36.5% in the second quarter of fiscal 2015, driven by efficiencies in cost of sales, increased income from strong performance by our North American Coffee Partnership and sales leverage compared to the prior year. We continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single-serve category with innovative new beverage offerings and internationally, particularly in the ready to drink market.
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
For fiscal 2015, we expect consolidated operating margin to be flat compared to fiscal 2014. We also expect strong EPS growth over fiscal 2014, reflecting the strength of our global business and multiple layers of profitable growth initiatives.
Comparable Store Sales
Starbucks comparable store sales for the second quarter and the first two quarters of fiscal 2015:

	Quarter Ended Mar 29, 2015			Two Quarters Ended Mar 29, 2015
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	7%	3%	4%	6%	2%	4%
Americas	7%	2%	5%	6%	2%	4%
EMEA	2%	2%	1%	3%	2%	1%
China/Asia Pacific	12%	10%	2%	10%	9%	1%
Our comparable store sales represent the growth in revenue from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation.

Results of Operations (in millions)
Revenues

	Quarter Ended			Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	% Change	Mar 29, 2015	Mar 30, 2014	% Change
Company-operated stores	$3,622.9	$3,068.0	18.1%	$7,395.7	$6,411.8	15.3%
Licensed stores	421.3	356.2	18.3	905.3	758.0	19.4
CPG, foodservice and other	519.3	449.6	15.5	1,065.8	943.6	13.0
Total net revenues	$4,563.5	$3,873.8	17.8%	$9,366.8	$8,113.4	15.4%
Total net revenues for the second quarter and first two quarters of fiscal 2015 increased $690 million and $1.3 billion, respectively, primarily due to increased revenues from company-operated stores (contributing $555 million and $984 million, respectively). The increase in company-operated store revenues was driven by incremental revenues from the acquisition of Starbucks Japan (approximately $281 million and $460 million, respectively), an increase in comparable store sales (approximately 7% growth, or $202 million, for the second quarter and 6% growth, or $366 million, for the first two quarters), and incremental revenues from 561 net new Starbucks® company-operated store openings over the past 12 months (approximately $150 million and $291 million, respectively). Partially offsetting these increases was the impact of unfavorable foreign currency translation (approximately $61 million for the second quarter and $95 million for the first two quarters).
Licensed store revenue growth also contributed to the increase in total net revenues for the second quarter and first two quarters of fiscal 2015 (contributing $65 million and $147 million, respectively). These increases were primarily a result of increased La Boulange food sales to our licensees in the Americas segment, as well as increased product sales to and royalty revenues from our licensees, primarily resulting from improved comparable store sales and the opening of 953 net new Starbucks® licensed stores over the past 12 months. These increases were partially offset by a decrease in licensed store revenues from the impact of our ownership change in Starbucks Japan (approximately $12 million and $20 million, respectively).
CPG, foodservice and other revenues increased $70 million and $122 million for the second quarter and the first two quarters of fiscal 2015, respectively. These increases were primarily due to increased sales of premium single-serve products (approximately $35 million for the second quarter and $61 million for the first two quarters), foodservice sales (approximately $12 million for the second quarter and $17 million for the first two quarters) and U.S. packaged coffee (approximately $10 million for the second quarter and $23 million for the first two quarters).

Operating Expenses

	Quarter Ended				Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$1,859.8	$1,629.2	40.8%	42.1%	$3,851.0	$3,424.2	41.1%	42.2%
Store operating expenses	1,324.6	1,134.5	29.0	29.3	2,640.1	2,309.6	28.2	28.5
Other operating expenses	133.5	110.9	2.9	2.9	262.9	225.8	2.8	2.8
Depreciation and amortization expenses	217.1	174.4	4.8	4.5	423.1	344.1	4.5	4.2
General and administrative expenses	305.9	240.6	6.7	6.2	604.3	483.2	6.5	6.0
Litigation credit	—	—	—	—	—	(20.2)	—	(0.2)
Total operating expenses	3,840.9	3,289.6	84.2	84.9	7,781.4	6,766.7	83.1	83.4
Income from equity investees	54.9	59.9	1.2	1.5	107.7	111.0	1.1	1.4
Operating income	$777.5	$644.1	17.0%	16.6%	$1,693.1	$1,457.7	18.1%	18.0%
Store operating expenses as a % of related revenues			36.6%	37.0%			35.7%	36.0%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 130 basis points for the second quarter and 110 basis points for the first two quarters of fiscal 2015, primarily driven by sales leverage (approximately 90 basis points for the second quarter and 80 basis points for the first two quarters of fiscal 2015) and cost of sales efficiencies (approximately 40 basis points in both periods).
Store operating expenses as a percentage of total net revenues decreased 30 basis points for the second quarter and for the first two quarters of fiscal 2015. Store operating expenses as a percentage of company-operated store revenues decreased 40 basis points for the second quarter and 30 basis points for the first two quarters, primarily driven by sales leverage (approximately 110 basis points and 100 basis points, respectively), partially offset by increased salaries and benefits driven by increased store partner (employee) investments (approximately 120 basis points and 70 basis points respectively). Decreased marketing (approximately 30 basis points) also contributed to the decrease for the second quarter.
Other operating expenses as a percentage of total net revenues were flat for the second quarter and the first two quarters of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses increased 40 basis points for the quarter and were flat for the first two quarters of fiscal 2015. The impairment of certain assets in the Americas segment (approximately 90 basis points for the second quarter and 50 basis points for the first two quarters), partially offset by sales leverage, drove the change for both periods.
Depreciation and amortization expenses increased 30 basis points for both the second quarter and the first two quarters of fiscal 2015, primarily due to the impact of our ownership change in Starbucks Japan (approximately 30 basis points in each period).
General and administrative expenses as a percentage of total net revenues increased 50 basis points for the second quarter and the first two quarters of fiscal 2015. The second quarter increase was primarily due to increased performance-based compensation expense (approximately 40 basis points). The increase for the first two quarters was primarily due to increased professional fees (approximately 30 basis points) and higher performance based-compensation expense (approximately 20 basis points).
The $20.2 million decrease in litigation credit for the first two quarters of fiscal 2015 was due to lapping of a prior year credit related to a reduction of our estimated prejudgment interest payable associated with the Kraft arbitration, as a result of paying our obligation earlier than anticipated.
The overall increase in operating margin of 40 basis points for the second quarter and 10 basis points for the first two quarters of fiscal 2015 were driven by the changes discussed above, including the impact of our ownership change in Starbucks Japan and the acquisition-related transaction and integration costs, which contributed unfavorably to operating margin 100 basis points for the second quarter and 90 basis points for the first two quarters.

Other Income and Expenses

	Quarter Ended				Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$777.5	$644.1	17.0%	16.6%	$1,693.1	$1,457.7	18.1%	18.0%
Gain resulting from acquisition of joint venture	—	—	—	—	390.6	—	4.2	—
Interest income and other, net	1.3	17.8	—	0.5	11.1	37.6	0.1	0.5
Interest expense	(16.9)	(16.7)	(0.4)	(0.4)	(33.2)	(31.3)	(0.4)	(0.4)
Earnings before income taxes	761.9	645.2	16.7	16.7	2,061.6	1,464.0	22.0	18.0
Income taxes	266.3	218.3	5.8	5.6	581.2	496.4	6.2	6.1
Net earnings including noncontrolling interests	495.6	426.9	10.9	11.0	1,480.4	967.6	15.8	11.9
Net earnings/(loss) attributable to noncontrolling interests	0.7	(0.1)	—	—	2.1	—	—	—
Net earnings attributable to Starbucks	$494.9	$427.0	10.8%	11.0%	$1,478.3	$967.6	15.8%	11.9%
Effective tax rate including noncontrolling interests			35.0%	33.8%			28.2%	33.9%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
Net interest income and other decreased $17 million for the second quarter and $27 million for the first two quarters of fiscal 2015. The decrease for the second quarter was primarily the result of lower income recognized on unredeemed stored value card balances due to an increase in the expected future customer redemption rate (approximately $13 million). The decrease for the first two quarters was primarily due to net unfavorable fair value adjustments from derivative instruments used to manage our risk of commodity price fluctuations (approximately $24 million) and lower income recognized on unredeemed stored value card balances due to an increase in the expected future customer redemption rate and timing (approximately $9 million).
Interest expense increased $0.2 million for the second quarter and $2 million for the first two quarters of fiscal 2015. The increase for the first two quarters was due to incurring a full quarter of interest in the first quarter of fiscal 2015 on the long-term debt we issued in December of fiscal 2014.
The effective tax rate for the quarter ended March 29, 2015 was 35.0% compared to 33.8% for the same quarter in fiscal 2014. The increase was primarily due to slightly higher international taxes, including the impact of consolidating Starbucks Japan. The effective tax rate for the two quarters ended March 29, 2015 was 28.2% compared to 33.9% for the same period in fiscal 2014. The decrease was primarily due to the 7.0% impact of the gain associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition, which was almost entirely non-taxable.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
			% of Americas Net Revenues				% of Americas Net Revenues
Net revenues:
Company-operated stores	$2,818.6	$2,561.3	90.1%	91.2%	$5,829.2	$5,348.2	89.8%	90.9%
Licensed stores	301.9	237.8	9.7	8.5	648.1	512.1	10.0	8.7
Foodservice and other	7.5	9.7	0.2	0.3	17.6	21.4	0.3	0.4
Total net revenues	3,128.0	2,808.8	100.0	100.0	6,494.9	5,881.7	100.0	100.0
Cost of sales including occupancy costs	1,135.8	1,059.6	36.3	37.7	2,396.8	2,223.8	36.9	37.8
Store operating expenses	1,065.0	963.9	34.0	34.3	2,149.4	1,963.5	33.1	33.4
Other operating expenses	36.4	23.7	1.2	0.8	66.6	49.0	1.0	0.8
Depreciation and amortization expenses	128.6	114.8	4.1	4.1	255.7	227.1	3.9	3.9
General and administrative expenses	52.6	41.2	1.7	1.5	99.3	80.7	1.5	1.4
Total operating expenses	2,418.4	2,203.2	77.3	78.4	4,967.8	4,544.1	76.5	77.3
Operating income	$709.6	$605.6	22.7%	21.6%	$1,527.1	$1,337.6	23.5%	22.7%
Store operating expenses as a % of related revenues			37.8%	37.6%			36.9%	36.7%
Revenues
Americas total net revenues for the second quarter and the first two quarters of fiscal 2015 increased $319 million, or 11%, and $613 million, or 10%, respectively. These increases were primarily due to higher revenues from company-operated stores (contributing $257 million and $481 million, respectively) and licensed stores (contributing $64 million and $136 million, respectively).
The increase in company-operated store revenues was driven by 7% growth in comparable store sales (approximately $175 million) for the second quarter and 6% growth in comparable store sales (approximately $314 million) for the first two quarters, as well as incremental revenues from 348 net new Starbucks® company-operated store openings over the past 12 months (approximately $106 million for the second quarter and $210 million for the first two quarters). Partially offsetting these increases was unfavorable foreign currency translation (approximately $24 million for the second quarter and $45 million for the first two quarters), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
The increase in licensed store revenues for the second quarter and the first two quarters was primarily due to increased La Boulange food sales to our licensees beginning in the first quarter of fiscal 2015, as well as other product sales to and royalty revenues from our licensees, resulting from improved comparable store sales and the opening of 286 net new licensed stores over the past 12 months, also contributed.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 140 basis points for the second quarter and 90 basis points for the first two quarters of fiscal 2015, primarily driven by sales leverage (approximately 50 basis points for the second quarter and 40 basis points for the first two quarters), as well as cost of sales efficiencies (approximately 40 basis points in both periods).
Store operating expenses as a percentage of total net revenues decreased 30 basis points for both the second quarter and the first two quarters of fiscal 2015. Store operating expenses as a percentage of company-operated store revenues increased 20 basis points for both periods. These increases were primarily driven by increased salaries and benefits driven by increased store partner (employee) investments (approximately 120 basis points for the second quarter and 70 basis points for the first two quarters) and various increased operational expenses related to in-store initiatives (approximately 30 basis points for the second quarter and 20 basis points for the first two quarters), partially offset by sales leverage (approximately 110 basis points and 90 basis points, respectively).
Other operating expenses as a percentage of total net revenues increased 40 basis points for the second quarter and 20 basis points for the first two quarters of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses increased 220 basis points for the second quarter and 80 basis points for the first two quarters, primarily driven by the impairment of certain assets in the region (approximately 280 basis points for the second quarter and 130 basis points for the first two quarters). Sales leverage partially offset the increase for both periods.
General and administrative expenses as a percentage of total net revenues increased 20 basis points for the second quarter and 10 basis points for the first two quarters of fiscal 2015, driven by higher performance-based compensation (approximately 30 basis points for the second quarter and 20 basis points for the first two quarters).
The combination of these changes resulted in an overall increase in operating margin of 110 basis points for the second quarter and 80 basis points for the first two quarters of fiscal 2015.
EMEA

	Quarter Ended				Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
			% of EMEA Net Revenues				% of EMEA Net Revenues
Net revenues:
Company-operated stores	$212.5	$245.5	75.8%	79.2%	$470.2	$514.5	76.6%	79.2%
Licensed stores	56.6	54.4	20.2	17.6	119.9	115.0	19.5	17.7
Foodservice	11.2	10.0	4.0	3.2	23.6	20.0	3.8	3.1
Total net revenues	280.3	309.9	100.0	100.0	613.7	649.5	100.0	100.0
Cost of sales including occupancy costs	135.0	158.3	48.2	51.1	291.4	326.5	47.5	50.3
Store operating expenses	76.2	92.4	27.2	29.8	162.0	188.8	26.4	29.1
Other operating expenses	13.5	11.8	4.8	3.8	27.2	23.4	4.4	3.6
Depreciation and amortization expenses	12.7	14.8	4.5	4.8	26.5	29.4	4.3	4.5
General and administrative expenses	14.7	16.0	5.2	5.2	28.7	32.1	4.7	4.9
Total operating expenses	252.1	293.3	89.9	94.6	535.8	600.2	87.3	92.4
Income from equity investees	1.0	1.1	0.4	0.4	1.2	1.9	0.2	0.3
Operating income	$29.2	$17.7	10.4%	5.7%	$79.1	$51.2	12.9%	7.9%
Store operating expenses as a % of related revenues			35.9%	37.6%			34.5%	36.7%
Revenues
EMEA total net revenues decreased $30 million, or 10%, for the second quarter and decreased $36 million, or 6% for the first two quarters of fiscal 2015. The decreases were primarily from a decline in company-operated store revenues (approximately $33 million and $44 million, respectively). The decreases in company-operated store revenues were driven by unfavorable foreign currency translation (approximately $31 million and $42 million, respectively) and the transfer of certain stores in the UK from company-operated to licensed (approximately $9 million for the second quarter and $17 million for the first two quarters), partially offset by a 2% increase in comparable store sales (approximately $5 million) for the second quarter and a 3% increase in comparable store sales (approximately $15 million) for the first two quarters.
Licensed store revenues increased (approximately $2 million for the second quarter and $5 million for the first two quarters), due to higher product sales to and royalty revenues from our licensees (approximately $6 million for the second quarter and $15 million for the first two quarters), primarily from the opening of 188 net new licensed stores over the past 12 months and improved comparable store sales, partially offset by unfavorable foreign currency translation (approximately $1 million for the second quarter and $5 million for the first two quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 290 basis points for the second quarter and 280 basis points for the first two quarters of fiscal 2015, primarily due to favorable foreign currency exchange (approximately 170 basis points for the second quarter and 130 basis points for the first two quarters). We buy and sell products, primarily roasted coffee, in multiple currencies throughout the region depending on the functional currency of each market. Differences in those rates generated favorable foreign currency exchange for the second quarter and the first two quarters of fiscal 2015 resulting in a benefit in cost of sales. Sales leverage (approximately 80 basis points for the second quarter and 70 basis points for the first two quarters), driven by the shift to more licensed stores in the region, also contributed.
Store operating expenses as a percentage of total net revenues decreased 260 basis points for the second quarter and 270 basis points for the first two quarters of fiscal 2015. As a percentage of company-operated store revenues, store operating expenses decreased 170 basis points for the second quarter and 220 basis points for the first two quarters, primarily due to gains on the sales of certain store assets in the region (approximately 140 basis points for the second quarter and 100 basis points for the first two quarters). For the first two quarters of fiscal 2015, sales leverage driven by the shift to more licensed stores also contributed (approximately 60 basis points).
Other operating expenses as a percentage of total net revenues increased 100 basis points for the second quarter and 80 basis points for the first two quarters of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses increased 160 basis points for the second quarter and 170 basis points for the first two quarters, primarily driven by increased costs to grow our non-retail operations in the region (approximately 190 basis points for the second quarter and 160 basis points for the first two quarters).
The combination of these changes resulted in an overall increase in operating margin of 470 basis points for the second quarter and 500 basis points for the first two quarters of fiscal 2015.
China/Asia Pacific

	Quarter Ended				Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
			% of CAP Net Revenues				% of CAP Net Revenues
Net revenues:
Company-operated stores	$532.3	$202.5	89.4%	76.3%	$954.1	$404.1	87.5%	75.9%
Licensed stores	61.4	62.8	10.3	23.7	134.6	128.1	12.3	24.1
Foodservice and other	1.5	—	0.3	—	2.3	—	0.2	—
Total net revenues	595.2	265.3	100.0	100.0	1,091.0	532.2	100.0	100.0
Cost of sales including occupancy costs	269.4	127.4	45.3	48.0	503.0	260.2	46.1	48.9
Store operating expenses	157.0	52.4	26.4	19.8	274.8	103.7	25.2	19.5
Other operating expenses	12.5	11.1	2.1	4.2	27.6	21.7	2.5	4.1
Depreciation and amortization expenses	37.0	11.8	6.2	4.4	65.1	22.0	6.0	4.1
General and administrative expenses	32.4	13.0	5.4	4.9	58.1	27.1	5.3	5.1
Total operating expenses	508.3	215.7	85.4	81.3	928.6	434.7	85.1	81.7
Income from equity investees	25.5	37.4	4.3	14.1	58.2	70.5	5.3	13.2
Operating income	$112.4	$87.0	18.9%	32.8%	$220.6	$168.0	20.2%	31.6%
Store operating expenses as a % of related revenues			29.5%	25.9%			28.8%	25.7%

Discussion of our China/Asia Pacific segment results below reflects the impact of fully consolidating Starbucks Japan due to the ownership change from an equity method joint venture to a company-operated market since the acquisition date of October

31, 2014. Under the joint venture model, we recognized royalties and product sales within revenue and related product cost of sales as well as our proportionate share of Starbucks Japan’s net earnings, which we recognized within income from equity investees. This resulted in a very high operating margin. Under the company-operated ownership model, Starbucks Japan’s operating results are reflected in most income statement lines of this segment and have an operating margin more in line with that of our other retail businesses.
Revenues
China/Asia Pacific total net revenues for the second quarter and the first two quarters of fiscal 2015 increased $330 million, or 124%, and $559 million, or 105%, respectively. The increases were primarily from an increase in company-operated store revenues (approximately $330 million for the quarter and $550 million for the first two quarters), driven by incremental revenues from the acquisition of Starbucks Japan (approximately $281 million and $460 million, respectively). Also contributing were incremental revenues from 232 net new company-operated store openings over the past 12 months (approximately $41 million for the second quarter and $81 million for the first two quarters) and an increase in comparable store sales (approximately 12% growth, or $22 million, for the second quarter and 10% growth, or $37 million, for the first two quarters).
Licensed store revenues decreased $1 million for the second quarter and increased $7 million for the first two quarters of fiscal 2015. The decrease for the second quarter was primarily the result of our ownership change in Starbucks Japan (approximately $12 million), partially offset by increased product sales to and royalty revenues from licensees (approximately $6 million), resulting from the opening of 479 net new licensed stores over the past 12 months, and incremental revenues from the transfer of stores in Australia and Malaysia to licensed stores in the fourth quarter of fiscal 2014 (approximately $4 million). The increase for the first two quarters was primarily due to increased product sales to and royalty revenues from licensees (approximately $18 million), resulting from the opening of 479 net new licensed stores over the past 12 months, and incremental revenues from the transfer of stores in Australia and Malaysia to licensed stores in the fourth quarter of fiscal 2014 (approximately $9 million), partially offset by the impact of our ownership change in Starbucks Japan (approximately $20 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 270 basis points for the second quarter and 280 basis points for the first two quarters of fiscal 2015, primarily due to the impact of our ownership change in Starbucks Japan (approximately 200 basis points and 220 basis points, respectively). Sales leverage on occupancy costs also contributed(approximately 60 basis points for both periods).
Store operating expenses as a percentage of total net revenues increased 660 basis points for the second quarter and 570 basis points for the first two quarters of fiscal 2015. As a percentage of company-operated store revenues, store operating expenses increased 360 basis points for the second quarter and 310 basis points for the first two quarters, primarily from the impact of our ownership change in Starbucks Japan (approximately 480 basis points and 460 basis points, respectively), partially offset by the impact of the sale of our Australia retail operations in the fourth quarter of fiscal 2014 (approximately 70 basis points and 80 basis points, respectively) and sales leverage (approximately 70 basis points and 40 basis points, respectively).
Other operating expenses as a percentage of total net revenues decreased 210 basis points for the second quarter and 160 basis points for the first two quarters of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses increased 220 basis points for the second quarter and 330 basis points for the first two quarters, primarily due to the impact of our ownership change in Starbucks Japan (approximately 430 basis points and 400 basis points, respectively). These increases were partially offset by the impact of the conversion of our Malaysia joint venture to a fully licensed market (approximately 130 basis points and 120 basis points, respectively) and the sale of our Australia retail operations (approximately 60 basis points and 60 basis points, respectively) in the fourth quarter of fiscal 2014.
Depreciation and amortization expenses increased 180 basis points for the second quarter and 190 basis points for the first two quarters of fiscal 2015 due to the impact of our ownership change in Starbucks Japan (approximately 190 basis points for both periods).
Income from equity investees as a percentage of total net revenues declined 980 basis points for the second quarter of fiscal 2015 and 790 basis points for the first two quarters of fiscal 2015, primarily driven by the impact of our ownership change in Starbucks Japan (approximately 840 basis points and 690 basis points, respectively). The remaining change in income from equity investees was an increase of $1.5 million for the second quarter and $4.6 million for the first two quarters, which was primarily driven by higher income from our joint venture operations in China and Taiwan, partially offset by the absence of income from our Malaysia joint venture, which was converted to a fully licensed market in the fourth quarter of fiscal 2014. The accelerated growth in segment revenues, driven by the shift in the composition of our store portfolio to more company-operated stores, also contributed to income from equity investees declining as a percentage of total net revenues.

The overall decrease in operating margin of 1,390 basis points for the second quarter and 1,140 basis points for the first two quarters of fiscal 2015 was primarily driven by the impact of our ownership change in Starbucks Japan (approximately 1,470 and 1,270 basis points, respectively), partially offset by 80 basis points of margin expansion for the second quarter and 130 basis points of margin expansion for the first two quarters driven by the other items discussed above.
Channel Development

	Quarter Ended				Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Net revenues:
CPG	$329.8	$282.1	77.1%	76.2%	$673.5	$588.5	77.4%	76.3%
Foodservice	98.2	88.3	22.9	23.8	197.0	183.0	22.6	23.7
Total net revenues	428.0	370.4	100.0	100.0	870.5	771.5	100.0	100.0
Cost of sales	244.5	213.6	57.1	57.7	493.8	459.2	56.7	59.5
Other operating expenses	50.9	46.6	11.9	12.6	102.0	94.6	11.7	12.3
Depreciation and amortization expenses	0.6	0.4	0.1	0.1	1.3	0.8	0.1	0.1
General and administrative expenses	4.3	3.9	1.0	1.1	8.4	9.3	1.0	1.2
Total operating expenses	300.3	264.5	70.2	71.4	605.5	563.9	69.6	73.1
Income from equity investees	28.4	21.4	6.6	5.8	48.3	38.6	5.5	5.0
Operating income	$156.1	$127.3	36.5%	34.4%	$313.3	$246.2	36.0%	31.9%
Revenues
Channel Development total net revenues for the second quarter and the first two quarters of fiscal 2015 increased $58 million, or 16%, and $99 million, or 13%, respectively, primarily due to higher sales of premium single-serve products (approximately $35 million for the second quarter and $61 million for the first two quarters) and U.S. packaged coffee (approximately $10 million for the second quarter and $23 million for the first two quarters). Also contributing to the growth in total net revenues was an increase in foodservice sales (approximately $10 million for the second quarter and $14 million for the first two quarters).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 60 basis points for the second quarter and 280 basis points for the first two quarters of fiscal 2015, primarily due to efficiencies in cost of sales (approximately 80 basis points and 150 basis points, respectively). Lower coffee costs also contributed to the decrease for the first two quarters (approximately 80 basis points).
Other operating expenses as a percentage of total net revenues decreased 70 basis points for the second quarter and 60 basis points for the first two quarters of fiscal 2015, primarily driven by sales leverage (approximately 60 basis points and 70 basis points, respectively).
Income from equity investees increased $7 million for the second quarter and $10 million for the first two quarters of fiscal 2015, due to higher income from our North American Coffee Partnership joint venture, primarily due to increased sales of bottled Frappuccino® beverages.
The combination of these changes resulted in an overall increase in operating margin of 210 basis points for the second quarter and 410 basis points for the first two quarters of fiscal 2015.

All Other Segments

	Quarter Ended			Two Quarters Ended
	Mar 29, 2015	Mar 30, 2014	% Change	Mar 29, 2015	Mar 30, 2014	% Change
Net revenues:
Company-operated stores	$59.5	$58.7	1.4%	$142.2	$145.0	(1.9)%
Licensed stores	1.4	1.2	16.7	2.7	2.8	(3.6)
CPG, foodservice and other	71.1	59.5	19.5	151.8	130.7	16.1
Total net revenues	132.0	119.4	10.6	296.7	$278.5	6.5
Cost of sales including occupancy costs	76.6	68.8	11.3	169.8	151.3	12.2
Store operating expenses	26.4	25.8	2.3	53.9	53.6	0.6
Other operating expenses	20.3	18.0	12.8	39.8	37.6	5.9
Depreciation and amortization expenses	3.9	3.7	5.4	7.9	7.3	8.2
General and administrative expenses	8.9	10.9	(18.3)	18.9	22.6	(16.4)
Total operating expenses	136.1	127.2	7.0	290.3	272.4	6.6
Operating income/(loss)	$(4.1)	$(7.8)	(47.4)%	$6.4	$6.1	4.9%
All Other Segments includes Teavana, Seattle's Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments increased $13 million for the second quarter and $18 million for the first two quarters of fiscal 2015. The increase for both periods was primarily driven by higher Seattle's Best Coffee and e-commerce sales.
Total operating expenses increased $9 million for the second quarter and $18 million for the first two quarters of fiscal 2015, primarily from an increase in cost of sales.

Quarterly Store Data
Effective in the first quarter of fiscal 2015, we revised our store count policy such that we will no longer recast historical store counts upon a change in ownership model. These transfers will rather be reflected as current period activity within "net stores opened/(closed) and transferred during the period." Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Americas(1)
Company-operated stores	52	59	119	86	8,514	8,164
Licensed stores	(54)	69	89	184	5,885	5,599
Total Americas	(2)	128	208	270	14,399	13,763
EMEA(2)
Company-operated stores	(17)	1	(24)	4	793	830
Licensed stores	52	31	117	92	1,440	1,235
Total EMEA	35	32	93	96	2,233	2,065
China/Asia Pacific (3,4)
Company-operated stores	66	53	1,137	114	2,269	996
Licensed stores	110	121	(727)	269	2,765	3,269
Total China/Asia Pacific	176	174	410	383	5,034	4,265
All Other Segments
Company-operated stores	1	4	10	11	379	368
Licensed stores	—	(3)	1	(8)	43	58
Total All Other Segments	1	1	11	3	422	426
Total Company	210	335	722	752	22,088	20,519
(1) Americas store data includes the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.
(2) EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the second and fourth quarters of fiscal 2014.
(3) CAP store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.
(4) CAP store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and investments totaled $2.2 billion as of both March 29, 2015 and September 28, 2014. As discussed below, in the first quarter of fiscal 2015 we paid ¥55 billion ($509 million) in cash to acquire Sazaby's 39.5% ownership interest in Starbucks Japan in the first tender offer step, and we paid ¥31.0 billion ($258 million) in cash in the second quarter of fiscal 2015 to acquire an additional 14.7% ownership interest. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate bonds, government treasury securities (foreign and domestic), mortgage and asset-backed securities, agency obligations and state and local government obligations. As of March 29, 2015, approximately $1.1 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 29, 2015, we were in compliance with all applicable covenants.
Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During the second quarter of fiscal 2015, we extended the duration of our credit facility, which is now set to mature on January 21, 2020, and amended certain facility fees and borrowing rates. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.680% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 29, 2015, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of March 29, 2015.
Under our commercial paper program, as approved by our Board of Directors, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are to be backstopped by available commitments under our credit facility. Currently, we may issue up to $750 million under our commercial paper program (which represents the full committed credit facility as outstanding letters of credit were not material as of March 29, 2015). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We had no borrowings under our commercial paper program during the second quarter of fiscal 2015.
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
As described in Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, in September 2014, we entered into a tender offer bid agreement with Starbucks Japan and our joint venture partner, Sazaby League, Ltd., to acquire the remaining 60.5% ownership interest in Starbucks Japan for approximately $880 million, through a two-step tender offer. In the first quarter of fiscal 2015, we funded the first tender offer step with $509 million in offshore cash. At the close of the second tender offer period, which ended on December 22, 2014, we funded the second tender offer step with $258 million in offshore cash, but did not complete the second tender offer or obtain control of these shares until the settlement date of December 29, 2014, which was the first day of our second quarter of fiscal 2015. Subsequent to the completion of the second tender offer step, we commenced a cash-out procedure under Japanese law to acquire all remaining shares. On March 26, 2015, we obtained control of these shares, resulting in 100% ownership of Starbucks Japan. We expect to fund the cash-out with approximately $113 million in offshore cash in the third quarter of fiscal 2015.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of March 29, 2015 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S. we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
Other than normal operating expenses and the completion of the cash-out procedure described above related to funding the acquisition of Starbucks Japan, cash requirements for the remainder of fiscal 2015 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2015 are expected to be approximately $1.4 billion.
During the second quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend to shareholders of $0.16 per share to be paid on May 22, 2015 to shareholders of record as of the close of business on May 7, 2015. We repurchased 8.6 million shares of common stock ($342.4 million) during the first two quarters of fiscal 2015 under the current share repurchase authorization. The number of remaining shares authorized for repurchase as of March 29, 2015 totaled 23.1 million.
Cash Flows
Cash provided by operating activities was $2.0 billion for the first two quarters of fiscal 2015, compared to cash used by operating activities of $983.5 million for the same period in fiscal 2014. The increase was primarily driven by lapping the prior year payment of $2.8 billion for the Kraft arbitration matter. The remaining change of $220.5 million was primarily due to increased earnings, partially offset by changes in working capital accounts mainly due to timing.
Cash used by investing activities for the first two quarters of fiscal 2015 totaled $872.8 million, compared to $549.0 million for the same period in fiscal 2014. The change was primarily due to the use of cash to acquire Sazaby's 39.5% ownership interest in Starbucks Japan in the first quarter of fiscal 2015.
Cash used by financing activities for the first two quarters of fiscal 2015 totaled $975.4 million, compared to cash provided of $157.4 million for the same period in fiscal 2014. The change was primarily due to lapping the receipt of proceeds from the issuance of long-term debt in the first quarter of fiscal 2014, as well as cash used to fund the second tender offer step of the Starbucks Japan acquisition in the second quarter of fiscal 2015. Also contributing was increased cash returned to shareholders through higher dividend payments and share repurchases compared to the first two quarters of fiscal 2014.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $8.7 billion in total contractual obligations as of September 28, 2014. There have been no material changes to this total obligation during the period covered by this 10-Q outside of the addition of our estimated minimum future rental payments of approximately $476.8 million under the acquired non-cancelable operating leases and lease financing arrangements resulting from the acquisition of Starbucks Japan discussed in Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
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
During the second quarter of fiscal 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 29, 2015).
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting except as noted below:
We acquired Starbucks Japan during the first quarter of fiscal 2015 (see Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q). As permitted by the Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Starbucks Japan from its evaluation of internal control over financial reporting as of March 29, 2015. We are in the process of documenting and testing Starbucks Japan's internal controls over financial reporting and plan to incorporate Starbucks Japan in our evaluation of internal controls over financial reporting beginning in the first quarter of fiscal 2016. Starbucks Japan contributed $1.8 billion to our consolidated total assets as of March 29, 2015, and $291.3 million and $32.5 million to our consolidated net revenues and operating income, respectively, for the quarter ended March 29, 2015. Starbucks Japan contributed $484.1 million and $62.2 million to our consolidated net revenues and operating income, respectively, for the two quarters ended March 29, 2015.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this 10-Q.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Starbucks is party to various legal proceedings arising in the ordinary course of business, including, at times, certain employment litigation cases that have been certified as class or collective actions, but is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended March 29, 2015, as adjusted to give effect to the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies, included in Item 1 of Part I of this 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period(1)
December 29, 2014 — January 25, 2015	1,785,218	$40.60	1,785,218	24,331,814
January 26, 2015 — February 22, 2015	805,400	44.65	805,400	23,526,414
February 23, 2015 — March 29, 2015	379,812	47.15	379,812	23,146,602
Total	2,970,430	$42.53	2,970,430

(1)	Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2015.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The shares reported in the table are covered by the November 15, 2012 publicly announced Board authorization to repurchase up to 50 million shares, as adjusted to give effect to the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies, included in Item 1 of Part I of this 10-Q. This authorization has no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1(1)	Restated Articles of Incorporation of Starbucks Corporation	—	—	—	—	X
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through January 20, 2015)	8-K	0-20322	1/22/2015	3.1
10.1	Offer Letter dated January 22, 2015 between Starbucks Corporation and Kevin Johnson	8-K	0-20322	1/22/2015	10.1
10.2	Amendment No. 2 to Credit Agreement dated as of January 21, 2015 made by and among Starbucks Corporation, Bank of America, N.A., in its capacity as administrative agent for the Lenders and each of the Lenders signatory thereto.	8-K	0-20322	1/23/2015	10.1
10.3(2)	Credit Agreement dated as of February 5, 2013, as amended by Amendment No. 1 to Credit Agreement dated as of November 15, 2013 and Amendment No. 2 to Credit Agreement dated as of January 21, 2015 made by and among Starbucks Corporation, Bank of America, N.A., in its capacity as administrative agent for the Lenders and each of the Lenders signatory thereto (composite copy).	—	—	—	—	X
10.4	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date.	—	—	—	—	X
10.5	Starbucks Employee Stock Purchase Plan - 1995 as amended and restated through April 1, 2009, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date.	—	—	—	—	X
10.6	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through March 18, 2009, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date.	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended March 29, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
 (1) Incorporates amendments effective on March 18, 2015 that were previously filed as Exhibit 3.1 to Registrant's Form 8-K filed on March 19, 2015.
(2) This composite copy has been prepared for informational purposes only; the original Credit Agreement, dated February 5, 2013, was filed as Exhibit 10.1 to Registrant's Form 8-K filed February 8, 2013; Amendment No. 1 to Credit Agreement, dated as of November 15, 2013, was filed as Exhibit 10.23 to the Registrant's Form 10-K filed November 18, 2013; Amendment No. 2 to Credit Agreement, dated as of January 21, 2015, was filed as Exhibit 10.1 to Registrant's Form 8-K filed January 23, 2015. The definitive agreements with respect to the Credit Agreement are set forth in the originally executed Credit Agreement and Amendment No. 1 and Amendment No. 2 thereto.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 28, 2015

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer