Form 10-Q
period 2015-06-28
STARBUCKS CORP
filed 2015-07-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 22, 2015
Common Stock, par value $0.001 per share	1,484.2 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 28, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net revenues:
Company-operated stores	$3,915.0	$3,290.5	$11,310.7	$9,702.3
Licensed stores	475.2	408.1	1,380.5	1,166.1
CPG, foodservice and other	491.0	455.1	1,556.7	1,398.7
Total net revenues	4,881.2	4,153.7	14,247.9	12,267.1
Cost of sales including occupancy costs	1,953.9	1,711.5	5,804.9	5,135.7
Store operating expenses	1,392.4	1,176.5	4,032.5	3,486.1
Other operating expenses	131.6	120.6	394.5	346.3
Depreciation and amortization expenses	236.5	180.1	659.6	524.2
General and administrative expenses	288.5	269.4	892.8	752.6
Litigation credit	—	—	—	(20.2)
Total operating expenses	4,002.9	3,458.1	11,784.3	10,224.7
Income from equity investees	60.3	72.9	168.0	183.9
Operating income	938.6	768.5	2,631.6	2,226.3
Gain resulting from acquisition of joint venture	—	—	390.6	—
Interest income and other, net	25.5	19.4	36.6	57.0
Interest expense	(19.1)	(16.4)	(52.3)	(47.7)
Earnings before income taxes	945.0	771.5	3,006.5	2,235.6
Income tax expense	318.5	259.0	899.7	755.4
Net earnings including noncontrolling interests	626.5	512.5	2,106.8	1,480.2
Net earnings/(loss) attributable to noncontrolling interests	(0.2)	(0.1)	1.9	(0.1)
Net earnings attributable to Starbucks	$626.7	$512.6	$2,104.9	$1,480.3
Earnings per share - basic	$0.42	$0.34	$1.40	$0.98
Earnings per share - diluted	$0.41	$0.34	$1.39	$0.97
Weighted average shares outstanding:
Basic	1,498.5	1,503.5	1,499.3	1,507.9
Diluted	1,515.7	1,522.0	1,516.3	1,527.8
Cash dividends declared per share	$0.16	$0.13	$0.48	$0.39
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net earnings including noncontrolling interests	$626.5	$512.5	$2,106.8	$1,480.2
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(1.8)	1.7	0.3	0.8
Tax (expense)/benefit	0.7	(0.6)	(0.1)	(0.2)
Unrealized gains/(losses) on cash flow hedging instruments	33.9	(13.8)	97.8	6.1
Tax (expense)/benefit	(8.8)	3.6	(24.2)	(2.4)
Unrealized gains/(losses) on net investment hedging instruments	—	(0.7)	4.3	5.2
Tax (expense)/benefit	—	0.3	(1.6)	(1.9)
Translation adjustment	(6.0)	19.8	(169.3)	(2.9)
Tax (expense)/benefit	(5.0)	(2.2)	2.6	(5.6)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	(38.2)	(2.6)	(94.0)	2.8
Tax expense/(benefit)	11.0	1.1	27.8	2.0
Other comprehensive income/(loss)	(14.2)	6.6	(156.4)	3.9
Comprehensive income including noncontrolling interests	612.3	519.1	1,950.4	1,484.1
Comprehensive income/(loss) attributable to noncontrolling interests	(0.2)	(0.1)	(29.2)	(0.1)
Comprehensive income attributable to Starbucks	$612.5	$519.2	$1,979.6	$1,484.2

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jun 28, 2015	Sep 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,080.5	$1,708.4
Short-term investments	94.7	135.4
Accounts receivable, net	672.7	631.0
Inventories	1,166.0	1,090.9
Prepaid expenses and other current assets	413.8	285.6
Deferred income taxes, net	333.0	317.4
Total current assets	4,760.7	4,168.7
Long-term investments	390.1	318.4
Equity and cost investments	359.4	514.9
Property, plant and equipment, net	3,977.7	3,519.0
Deferred income taxes, net	851.2	903.3
Other long-term assets	443.3	198.9
Other intangible assets	525.8	273.5
Goodwill	1,560.6	856.2
TOTAL ASSETS	$12,868.8	$10,752.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$603.2	$533.7
Accrued liabilities	1,656.9	1,514.4
Insurance reserves	214.7	196.1
Stored value card liability	1,024.6	794.5
Current portion of long-term debt	549.8	—
Total current liabilities	4,049.2	3,038.7
Long-term debt	2,347.4	2,048.3
Other long-term liabilities	613.9	392.2
Total liabilities	7,010.5	5,479.2
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,490.8 shares and 1,499.1 shares, respectively	1.5	0.7
Additional paid-in capital	41.1	39.4
Retained earnings	5,945.0	5,206.6
Accumulated other comprehensive income/(loss)	(131.1)	25.3
Total shareholders’ equity	5,856.5	5,272.0
Noncontrolling interests	1.8	1.7
Total equity	5,858.3	5,273.7
TOTAL LIABILITIES AND EQUITY	$12,868.8	$10,752.9
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,106.8	$1,480.2
Adjustments to reconcile net earnings to net cash provided/(used) by operating activities:
Depreciation and amortization	693.3	554.0
Deferred income taxes, net	44.1	32.1
Income earned from equity method investees	(123.3)	(120.2)
Distributions received from equity method investees	84.3	82.9
Gain resulting from acquisition of joint venture	(390.6)	—
Stock-based compensation	156.2	142.6
Excess tax benefit on share-based awards	(97.9)	(101.6)
Other	41.8	33.5
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(31.4)	(19.0)
Inventories	(64.3)	85.2
Accounts payable	53.7	(3.1)
Accrued litigation charge	—	(2,763.9)
Income taxes payable, net	(42.5)	179.8
Accrued liabilities and insurance reserves	119.3	117.1
Stored value card liability	206.6	177.0
Prepaid expenses, other current assets and other assets	23.1	(10.0)
Net cash provided/(used) by operating activities	2,779.2	(133.4)
INVESTING ACTIVITIES:
Purchase of investments	(466.8)	(1,545.2)
Sales of investments	420.1	832.4
Maturities and calls of investments	16.0	425.5
Acquisitions, net of cash acquired	(284.3)	—
Additions to property, plant and equipment	(943.5)	(811.2)
Other	(33.9)	(24.4)
Net cash used by investing activities	(1,292.4)	(1,122.9)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	848.5	748.5
Cash used or restricted for purchase of noncontrolling interest	(366.3)	—
Proceeds from issuance of common stock	146.9	117.6
Excess tax benefit on share-based awards	97.9	101.6
Cash dividends paid	(719.7)	(587.8)
Repurchase of common stock	(921.1)	(595.2)
Minimum tax withholdings on share-based awards	(74.5)	(76.8)
Other	(8.5)	(3.6)
Net cash (used)/provided by financing activities	(996.8)	(295.7)
Effect of exchange rate changes on cash and cash equivalents	(117.9)	(4.3)
Net increase/(decrease) in cash and cash equivalents	372.1	(1,556.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,708.4	2,575.7
End of period	$2,080.5	$1,019.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$56.6	$39.2
Income taxes, net of refunds	$936.5	$548.0

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of June 28, 2015, and for the quarter and three quarters ended June 28, 2015 and June 29, 2014, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended June 28, 2015 and June 29, 2014 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”) Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended June 28, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2015 ("fiscal 2015").
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
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance will become effective for us at the beginning of our first quarter of fiscal 2017 and will only result in an immaterial change in presentation of these costs on our consolidated balance sheets.
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
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The original effective date of the guidance would have required us to adopt at the beginning of our first quarter of fiscal 2018. In July 2015, the FASB approved an optional one-year deferral of the effective date. The new guidance will require full or modified retrospective application. We are currently evaluating the impact this guidance will have on our consolidated financial statements, as well as the expected timing and method of adoption.
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

The following table summarizes the allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of October 31, 2014 (in millions):

Consideration:
Cash paid for Sazaby's 39.5% equity interest	$508.7
Fair value of our preexisting 39.5% equity interest	577.0
Total consideration	$1,085.7

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$224.4
Accounts receivable, net	37.4
Inventories	26.4
Prepaid expenses and other current assets	35.7
Deferred income taxes, net (current)	23.4
Property, plant and equipment	282.9
Other long-term assets	141.4
Other intangible assets	323.0
Goodwill	811.6
Total assets acquired	1,906.2
Accounts payable	(54.5)
Accrued liabilities	(115.9)
Stored value card liability	(36.5)
Deferred income taxes (noncurrent)	(92.9)
Other long-term liabilities	(109.6)
Total liabilities assumed	(409.4)
Noncontrolling interest	(411.1)
Total consideration	$1,085.7
In the third quarter of fiscal 2015, the acquisition date fair value of goodwill was reduced by $4.0 million, due to revisions that decreased the acquisition date fair value of accrued liabilities by the same amount. The adjustment did not have a material effect on our current or prior period consolidated financial statements.
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

Below is a tabular summary of the acquired intangible assets as of June 28, 2015, for which the gross balances in total are $41.0 million lower than as of the October 31, 2014 acquisition date due to foreign currency translation (in millions):

	Jun 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Reacquired rights	$266.2	$(27.6)	$238.6
Licensing agreements	13.1	(0.8)	12.3
Customer loyalty program	2.6	(0.4)	2.2
Total acquired definite-lived intangible assets	$281.9	$(28.8)	$253.1
Amortization expense for these definite-lived intangible assets for the quarter and three quarters ended June 28, 2015 was $11.0 million and $30.0 million, respectively, and is estimated to be approximately $43 million each year for the next five years and approximately $38 million thereafter.
The $811.6 million of goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired current customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, the existing geographic retail and online presence, and the expected geographic presence in new channels. The goodwill was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition declined $103.6 million to $708.0 million as of June 28, 2015.
As a part of this acquisition we acquired a significant number of operating leases, including $7.5 million of favorable lease assets, which are included in prepaid expenses and other current assets and other long-term assets, and $15.5 million of unfavorable lease liabilities, which are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The fair values of these assets and liabilities were determined based on market terms for similar leases as of the date of the acquisition, and will be amortized on a straight-line basis as rent expense, or a reduction of rent expense, respectively, in cost of sales including occupancy costs on the consolidated statements of earnings over the remaining terms of the leases, for which the weighted-average period was 9.4 years as of the October 31, 2014 acquisition date. We recorded a net reduction of rent expense of $0.2 million and $0.6 million for the quarter and three quarters ended June 28, 2015, respectively, in connection with the leases acquired.
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
The table below summarizes our estimated minimum future rental payments under the acquired non-cancelable operating leases and lease financing arrangements as of June 28, 2015 (in millions):

	Operating Leases	Lease Financing Arrangements
Year 1	$88.8	$2.9
Year 2	71.1	2.9
Year 3	51.9	2.9
Year 4	37.9	2.9
Year 5	30.0	2.9
Thereafter	144.4	28.1
Total minimum lease payments	$424.1	$42.6
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

As a result of this acquisition, we remeasured the carrying value of our preexisting 39.5% equity method investment to fair value, which resulted in a pre-tax gain of $390.6 million that was presented separately as gain resulting from acquisition of joint venture within other income on the consolidated statements of earnings. The fair value of $577.0 million was calculated using an average of the income and market approach. The income approach fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, as well as the selection of an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections and considered the historical performance of stores, local market economics and the business environment impacting the stores' performance. The discount rate applied was based on Starbucks Japan's weighted-average cost of capital and included a company-specific risk premium. The market approach fair value measurement was based on the implied fair value of Starbucks Japan using the purchase price of Sazaby's 39.5% ownership interest and the purchase price of the 21% remaining noncontrolling interest.
We began consolidating Starbucks Japan's results of operations and cash flows into our consolidated financial statements beginning after October 31, 2014. For the quarter and three quarters ended June 28, 2015, Starbucks Japan's revenue included in our consolidated statements of earnings was $332.7 million and $816.8 million, respectively. For the quarter and three quarters ended June 28, 2015, Starbucks Japan's net earnings included in our consolidated statements of earnings were $42.3 million and $81.1 million, respectively.
The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of Starbucks Japan been the first day of our first quarter of fiscal 2014 rather than during our first quarter of fiscal 2015 (in millions):

	Pro Forma (unaudited)
	Quarter Ended		Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Revenue	$4,881.2	$4,470.8	$14,339.7	$13,149.6
Net earnings attributable to Starbucks(1)	626.9	523.1	1,724.2	1,863.4

(1)
The pro forma net earnings attributable to Starbucks for fiscal 2014 includes the acquisition-related gain of $390.6 million in our first quarter of fiscal 2014, and transaction and integration costs of $0.5 million and $12.7 million for the quarter and three quarters ended June 29, 2014, respectively.

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
Subsequent to the completion of the second tender offer step, we commenced a cash-out procedure under Japanese law (the "Cash-out") to acquire all remaining shares of Starbucks Japan (an approximate 6.3% interest). On March 26, 2015, we obtained control of these shares resulting in 100% ownership of Starbucks Japan. The purchase price for the Cash-out was ¥13.5 billion, or $109 million, with Japanese yen converted into U.S. dollars at a reference conversion rate of 123.87 JPY to USD. During the third quarter of fiscal 2015, we settled ¥9.6 billion, or $78 million, of the purchase price in offshore cash. The remaining ¥3.9 billion, or $31 million, is recorded as restricted cash within prepaid expenses and other current assets with a corresponding liability in accrued liabilities on our consolidated balance sheets and represents cash that was unclaimed by minority shareholders as of June 28, 2015. The majority of this restricted cash had been settled as of the date of this filing.
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

The following table shows the effects of the change in Starbucks ownership interest in Starbucks Japan on Starbucks equity:

	Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014
Net earnings attributable to Starbucks	$2,104.9	$1,480.3
Transfers (to)/from the noncontrolling interest:
Increase/(decrease) in additional paid-in capital for purchase of interest in subsidiary	1.7	—
Change from net earnings attributable to Starbucks and transfers (to)/from noncontrolling interest	$2,106.6	$1,480.3
During the quarter and three quarters ended June 28, 2015, we incurred approximately $0.2 million and $11.5 million, respectively, of acquisition-related costs, such as regulatory, legal, and advisory fees, which we have recorded within unallocated corporate general and administrative expenses.
Note 3: Derivative Financial Instruments
Interest Rates
Depending on market conditions, we enter into interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. These agreements are cash settled at the time of the pricing of the related debt. The effective portion of the derivative's gain or loss is recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified to interest expense over the life of the related debt.
During the first quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million related to the $500 million of 7-year 2.700% Senior Notes (the "2022 notes") due in June 2022 issued in the third quarter of fiscal 2015. During the third quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million related to the $350 million of 30-year 4.300% Senior Notes (the "2045 notes") due in June 2045 issued in the third quarter of fiscal 2015. We cash settled these swap agreements at the time of the pricing of the 2022 and the 2045 notes, effectively locking in the benchmark interest rate in effect at the time the swap agreements were initiated. Refer to Note 7, Debt, for details of the components of our long-term debt.
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
In connection with the acquisition of Starbucks Japan that is discussed in Note 2, Acquisition, we entered into cross-currency swap contracts during the first and third quarters of fiscal 2015 to hedge the foreign currency transaction risk of certain yen-denominated intercompany loans with a total notional value of ¥86.5 billion, or approximately $698 million as of June 28, 2015. Gains and losses from these swaps offset the changes in value of interest and principal payments as a result of changes in foreign exchange rates, which are also recorded in net interest income and other on the consolidated statements of earnings. We recognize the difference between the U.S. dollar interest payments received from the swap counterparty and the U.S. dollar equivalent of the Japanese yen interest payments made to the swap counterparty in interest income and other, net or interest expense on our consolidated statements of earnings. This difference varies over time and is driven by a number of market factors, including relevant interest rate differentials and foreign exchange rates. These swaps have been designated as cash flow hedges and mature in September 2016 and November 2024 at the same time as the related loans. There are no credit-risk-related contingent features associated with these swaps, although we may hold or post collateral depending upon the gain or loss position of the swap agreement.
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
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Jun 28, 2015	Sep 28, 2014
Cash Flow Hedges:
Interest rates	$29.6	$36.4	$2.2	0
Cross-currency swaps	(1.3)	—	—	114
Foreign currency - other	19.3	10.6	14.0	35
Coffee	(2.6)	(0.7)	(2.0)	15
Net Investment Hedges:
Foreign currency	1.3	3.2	—	0

Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Cash Flow Hedges:
Interest rates	$(0.7)	$—	$1.2	$1.3	$(7.0)	$0.5	$3.8	$3.8
Cross-currency swaps	44.0	—	29.5	—	80.3	—	82.0	—
Foreign currency - other	(7.5)	(10.8)	7.3	2.2	29.9	7.8	16.9	5.5
Coffee	(1.9)	(3.0)	(0.7)	(0.9)	(5.4)	(2.2)	(3.3)	(11.8)
Net Investment Hedges:
Foreign currency	—	(0.7)	—	—	4.3	5.2	7.2	—
Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Foreign currency - other	$2.5	$(1.0)	$25.8	$(2.0)
Dairy	0.4	0.8	(2.9)	12.7
Diesel fuel	1.1	0.6	(7.5)	0.6
Notional amounts of outstanding derivative contracts (in millions):

	Jun 28, 2015	Sep 28, 2014
Cross-currency swaps	698	—
Foreign currency - other	515	542
Coffee	49	45
Dairy	19	24
Diesel fuel	13	17
The fair values of our derivative assets and liabilities are included in Note 4, Fair Value Measurements, and additional disclosures related to cash flow and net investment hedge gains and losses included in accumulated other comprehensive income, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Jun 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,080.5	$2,080.5	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	15.0	—	15.0	—
Foreign government obligations	1.2	—	1.2	—
State and local government obligations	3.4	—	3.4	—
Total available-for-sale securities	19.6	—	19.6	—
Trading securities	75.1	75.1	—	—
Total short-term investments	94.7	75.1	19.6	—
Prepaid expenses and other current assets:
Derivative assets	46.7	0.2	46.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	16.2	—	16.2	—
Corporate debt securities	161.6	—	161.6	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	21.9	—	21.9	—
U.S. government treasury securities	116.7	116.7	—	—
State and local government obligations	16.4	—	16.4	—
Mortgage and other asset-backed securities	51.4	—	51.4	—
Total long-term investments	390.1	116.7	267.5	5.9
Other long-term assets:
Derivative assets	104.4	0.3	104.1	—
Total assets	$2,716.4	$2,272.8	$437.7	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$13.2	$1.0	$12.2	$—
Other long-term liabilities:
Derivative liabilities	10.5	—	10.5	—
Total liabilities	$23.7	$1.0	$22.7	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,708.4	$1,708.4	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	4.9	—	4.9	—
Foreign government obligations	33.7	—	33.7	—
U.S. government treasury securities	10.9	10.9	—	—
State and local government obligations	12.7	—	12.7	—
Certificates of deposit	1.0	—	1.0	—
Total available-for-sale securities	63.2	10.9	52.3	—
Trading securities	72.2	72.2	—	—
Total short-term investments	135.4	83.1	52.3	—
Prepaid expenses and other current assets:
Derivative assets	28.7	0.9	27.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.9	—	8.9	—
Corporate debt securities	130.9	—	130.9	—
Auction rate securities	13.8	—	—	13.8
Foreign government obligations	17.4	—	17.4	—
U.S. government treasury securities	94.8	94.8	—	—
State and local government obligations	6.7	—	6.7	—
Mortgage and other asset-backed securities	45.9	—	45.9	—
Total long-term investments	318.4	94.8	209.8	13.8
Other long-term assets:
Derivative assets	18.0	—	18.0	—
Total assets	$2,208.9	$1,887.2	$307.9	$13.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$2.4	$0.4	$2.0	$—
There were no transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of June 28, 2015 and September 28, 2014.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarter and three quarters ended June 28, 2015 and June 29, 2014, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories

(in millions)	Jun 28, 2015	Sep 28, 2014	Jun 29, 2014
Coffee:
Unroasted	$529.5	$432.3	$442.3
Roasted	240.6	238.9	215.1
Other merchandise held for sale	226.2	265.7	213.8
Packaging and other supplies	169.7	154.0	154.6
Total	$1,166.0	$1,090.9	$1,025.8
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of June 28, 2015, we had committed to purchasing green coffee totaling $914 million under fixed-price contracts and an estimated $267 million under price-to-be-fixed contracts. As of June 28, 2015, approximately $35 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts and approximately $14 million were price-protected through the use of collar instruments. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Jun 28, 2015	Sep 28, 2014
Land	$46.6	$46.7
Buildings	404.4	278.1
Leasehold improvements	5,277.6	4,858.4
Store equipment	1,645.9	1,493.3
Roasting equipment	534.2	410.9
Furniture, fixtures and other	1,233.5	1,078.1
Work in progress	289.6	415.6
Property, plant and equipment, gross	9,431.8	8,581.1
Accumulated depreciation	(5,454.1)	(5,062.1)
Property, plant and equipment, net	$3,977.7	$3,519.0

Accrued Liabilities

	Jun 28, 2015	Sep 28, 2014
Accrued compensation and related costs	$512.9	$437.9
Accrued occupancy costs	129.7	119.8
Accrued taxes	170.1	272.0
Accrued dividends payable	238.5	239.8
Other	605.7	444.9
Total accrued liabilities	$1,656.9	$1,514.4

Note 7:	Debt
In June 2015, we issued additional long-term debt in an underwritten registered public offering, which consisted of $500 million of 7-year 2.700% Senior Notes (the "2022 notes") due June 2022, and $350 million of 30-year 4.300% Senior Notes (the "2045 notes") due June 2045. Interest on the 2022 and 2045 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2015. We used a portion of the proceeds from the 2022 and 2045 notes to redeem our $550 million of 6.250% Senior Notes (the "2017 notes") that were originally scheduled to mature in August 2017. The redemption process commenced in the third quarter of fiscal 2015 and settled in the fourth quarter of fiscal 2015 (see further discussion at Note 12, Subsequent Event). As of June 28, 2015, the $550 million of 2017 notes are presented as current portion of long-term debt on our consolidated balance sheets.
Components of long-term debt including the associated interest rates and related estimated fair values (in millions, except interest rates):

	Jun 28, 2015		Sep 28, 2014		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$400	$400.0	$400	0.875%	0.941%
2017 notes	550.0	609	550.0	625	6.250%	6.292%
2018 notes	350.0	354	350.0	353	2.000%	2.012%
2022 notes	500.0	495	—	—	2.700%	2.819%
2023 notes	750.0	789	750.0	786	3.850%	2.860%
2045 notes	350.0	345	—	—	4.300%	4.348%
Total	2,900.0	2,992	2,050.0	2,164
Aggregate unamortized discount	2.8		1.7
Total	$2,897.2		$2,048.3

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 28, 2015, we were in compliance with all applicable covenants.

Note 8: Equity
Changes in total equity (in millions):

	Three Quarters Ended
	Jun 28, 2015			Jun 29, 2014
	Attributable to Starbucks	Noncontrolling interest	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,272.0	$1.7	$5,273.7	$4,480.2	$2.1	$4,482.3
Net earnings including noncontrolling interests	2,104.9	1.9	2,106.8	1,480.3	(0.1)	1,480.2
Translation adjustment, net of reclassifications and tax	(121.3)	(31.1)	(152.4)	(8.5)	—	(8.5)
Unrealized gains/(losses), net of reclassifications and tax	(4.0)	—	(4.0)	12.4	—	12.4
Other comprehensive income/(loss)	(125.3)	(31.1)	(156.4)	3.9	—	3.9
Stock-based compensation expense	157.6	—	157.6	144.0	—	144.0
Exercise of stock options/vesting of RSUs	153.2	—	153.2	126.3	—	126.3
Sale of common stock	17.5	—	17.5	16.5	—	16.5
Repurchase of common stock	(975.9)	—	(975.9)	(595.2)	—	(595.2)
Cash dividends declared	(718.2)	—	(718.2)	(587.2)	—	(587.2)
Noncontrolling interest resulting from acquisition	—	411.1	411.1	—	—	—
Purchase of noncontrolling interests	(29.3)	(381.8)	(411.1)	—	—	—
Ending balance of total equity	$5,856.5	$1.8	$5,858.3	$5,068.8	$2.0	$5,070.8
Changes in accumulated other comprehensive income ("AOCI") by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
June 28, 2015
Net gains/(losses) in AOCI, beginning of period	$0.4	$46.6	$1.3	$(165.2)	$(116.9)
Net gains/(losses) recognized in OCI before reclassifications	(1.1)	25.1	—	(11.0)	13.0
Net (gains)/losses reclassified from AOCI to earnings	(0.5)	(26.7)	—	—	(27.2)
Other comprehensive income/(loss) attributable to Starbucks	(1.6)	(1.6)	—	(11.0)	(14.2)
Net gains/(losses) in AOCI, end of period	$(1.2)	$45.0	$1.3	$(176.2)	$(131.1)

June 29, 2014
Net gains/(losses) in AOCI, beginning of period	$(0.8)	$46.8	$(9.2)	$27.5	$64.3
Net gains/(losses) recognized in OCI before reclassifications	1.1	(10.2)	(0.4)	17.6	8.1
Net (gains)/losses reclassified from AOCI to earnings	—	(1.5)	—	—	(1.5)
Other comprehensive income/(loss) attributable to Starbucks	1.1	(11.7)	(0.4)	17.6	6.6
Net gains/(losses) in AOCI, end of period	$0.3	$35.1	$(9.6)	$45.1	$70.9

Three Quarters Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
June 28, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	0.2	73.6	2.7	(135.6)	(59.1)
Net (gains)/losses reclassified from AOCI to earnings	(1.0)	(74.9)	(4.6)	14.3	(66.2)
Other comprehensive income/(loss) attributable to Starbucks	(0.8)	(1.3)	(1.9)	(121.3)	(125.3)
Purchase of noncontrolling interests	—	—	—	(31.1)	(31.1)
Net gains/(losses) in AOCI, end of period	$(1.2)	$45.0	$1.3	$(176.2)	$(131.1)

June 29, 2014
Net gains/(losses) in AOCI, beginning of period	$(0.5)	$26.8	$(12.9)	$53.6	$67.0
Net gains/(losses) recognized in OCI before reclassifications	0.6	3.7	3.3	(8.5)	(0.9)
Net (gains)/losses reclassified from AOCI to earnings	0.2	4.6	—	—	4.8
Other comprehensive income/(loss) attributable to Starbucks	0.8	8.3	3.3	(8.5)	3.9
Net gains/(losses) in AOCI, end of period	$0.3	$35.1	$(9.6)	$45.1	$70.9
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 28, 2015	Jun 29, 2014
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.2	$1.3	Interest expense
Cross-currency swaps	29.5	—	Interest income and other, net
Foreign currency hedges	3.7	0.9	Revenues
Foreign currency/coffee hedges	3.0	0.4	Cost of sales including occupancy costs
	37.4	2.6	Total before tax
	(10.7)	(1.1)	Tax (expense)/benefit
	$26.7	$1.5	Net of tax

Three Quarters Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 28, 2015	Jun 29, 2014
Gains/(losses) on cash flow hedges
Interest rate hedges	$3.8	$3.8	Interest expense
Cross-currency swaps	82.0	—	Interest income and other, net
Foreign currency hedges	9.6	3.2	Revenues
Foreign currency/coffee hedges	4.1	(9.5)	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	7.2	—	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	(7.2)	—	Gain resulting from acquisition of joint venture
Other	(7.1)	—	Interest income and other, net
	92.4	(2.5)	Total before tax
	(27.2)	(2.1)	Tax (expense)/benefit
	$65.2	$(4.6)	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share data presented in this note has been retroactively adjusted to reflect this stock split.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 28, 2015.
We repurchased 20.7 million shares of common stock at a total cost of $975.9 million, and 16.5 million shares at a total cost of $595.2 million for the three quarters ended June 28, 2015 and June 29, 2014, respectively. As of June 28, 2015, 11.0 million shares remained available for repurchase under the authorization publicly announced on November 15, 2012. On July 23, 2015, we announced that our Board of Directors approved an increase of 50 million shares to our ongoing share repurchase program.
During the third quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend to shareholders of $0.16 per share to be paid on August 21, 2015 to shareholders of record as of the close of business on August 6, 2015.

Note 9:	Employee Stock Plans
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share and per-share data presented in this note has been retroactively adjusted to reflect this stock split.
As of June 28, 2015, there were 96.0 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 14.4 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Options	$8.3	$9.9	$28.9	$32.4
Restricted Stock Units (“RSUs”)	43.7	41.1	127.3	110.2
Total stock-based compensation	$52.0	$51.0	$156.2	$142.6
Stock option and RSU transactions from September 28, 2014 through June 28, 2015 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 28, 2014	39.6	10.8
Granted	6.3	6.4
Options exercised/RSUs vested	(8.8)	(5.0)
Forfeited/expired	(1.0)	(1.3)
Options outstanding/Nonvested RSUs, June 28, 2015	36.1	10.9
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 28, 2015	$39.2	$156.1
Note 10:     Earnings per Share
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share and per-share data presented in this note has been retroactively adjusted to reflect this stock split.
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net earnings attributable to Starbucks	$626.7	$512.6	$2,104.9	$1,480.3
Weighted average common shares outstanding (for basic calculation)	1,498.5	1,503.5	1,499.3	1,507.9
Dilutive effect of outstanding common stock options and RSUs	17.2	18.5	17.0	19.9
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,515.7	1,522.0	1,516.3	1,527.8
EPS — basic	$0.42	$0.34	$1.40	$0.98
EPS — diluted	$0.41	$0.34	$1.39	$0.97
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. There were no out-of-the money stock options as of June 28, 2015. We had 5.9 million out-of-the-money stock options as of June 29, 2014.

Note 11: Segment Reporting
Our chief executive officer and chief operating officer comprise the Company's Chief Operating Decision Maker function ("CODM"). Segment information is prepared on the same basis that our CODM manages the segments, evaluates financial results, and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
June 28, 2015
Total net revenues	$3,414.6	$294.7	$652.7	$403.6	$115.6	$4,881.2
Depreciation and amortization expenses	130.8	12.4	41.2	0.7	4.3	189.4
Income from equity investees	—	0.9	27.6	31.8	—	60.3
Operating income/(loss)	855.3	36.0	150.0	143.4	(13.1)	1,171.6

June 29, 2014
Total net revenues	$3,057.7	$323.5	$287.6	$375.3	$109.6	$4,153.7
Depreciation and amortization expenses	119.5	15.1	11.3	0.4	3.9	150.2
Income from equity investees	—	1.1	46.3	25.5	—	72.9
Operating income/(loss)	728.5	29.2	100.8	139.3	(18.9)	978.9
Three Quarters Ended

	Americas	EMEA	China / Asia Pacific	Channel Development	All Other Segments	Segment Total
June 28, 2015
Total net revenues	$9,909.5	$908.4	$1,743.6	$1,274.2	$412.2	$14,247.9
Depreciation and amortization expenses	386.5	38.9	106.3	2.0	12.2	545.9
Income from equity investees	—	2.1	85.8	80.1	—	168.0
Operating income/(loss)	2,382.5	115.2	370.5	456.7	(6.8)	3,318.1

June 29, 2014
Total net revenues	$8,939.4	$973.0	$819.8	$1,146.8	$388.1	$12,267.1
Depreciation and amortization expenses	346.6	44.5	33.4	1.2	11.3	437.0
Income from equity investees	—	3.0	116.8	64.1	—	183.9
Operating income/(loss)	2,066.0	80.5	268.8	385.5	(13.0)	2,787.8

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Total segment operating income	$1,171.6	$978.9	$3,318.1	$2,787.8
Unallocated corporate operating expenses	(233.0)	(210.4)	(686.5)	(561.5)
Consolidated operating income	938.6	768.5	2,631.6	2,226.3
Gain resulting from acquisition of joint venture	—	—	390.6	—
Interest income and other, net	25.5	19.4	36.6	57.0
Interest expense	(19.1)	(16.4)	(52.3)	(47.7)
Earnings before income taxes	$945.0	$771.5	$3,006.5	$2,235.6
Note 12: Subsequent Event
In July 2015, we redeemed our $550 million of 6.250% Senior Notes (the "2017 notes") originally scheduled to mature in August 2017. The redemption resulted in a charge of $61.1 million, which will be presented separately as loss on extinguishment of debt within other income on the consolidated statements of earnings in the fourth quarter of fiscal 2015. This loss primarily relates to the optional redemption payment as outlined in the 2017 notes indenture, as well as non-cash expenses related to the previously capitalized original issuance costs and accelerated amortization of the unamortized discount. In connection with the redemption, in the fourth quarter of fiscal 2015, we will also reclassify $2.0 million from accumulated other comprehensive income to interest expense related to remaining unrecognized losses from interest rate contracts entered into in conjunction with the 2017 notes and designated as cash flow hedges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating margins, comparable store sales, sales leverage, sales growth, profitability, expenses, dividends, share repurchases, other financial results, the integration of Starbucks Japan and the anticipated gains and costs related to the acquisition of Starbucks Japan, capital expenditures, investments in our store partners, product innovation, offerings and distribution, including elevation of our food program and expansion of our beverage platforms and of customer occasions outside our stores, scaling and expansion of international operations, shifts in our store portfolio to more licensed stores in EMEA, foreign currency translation, growth of China into one of our largest markets outside the U.S., profitable growth models and opportunities, emerging businesses, strategic acquisitions, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, anticipated store openings and closings, net new stores, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, tax rates, and economic conditions in the U.S. and international markets, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of material breaches of our information technology systems if any were to occur, costs associated with, and the successful execution of, the company's initiatives and plans, including the acquisition of Starbucks Japan, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks third quarter results reflect strong contributions from all reportable segments. Consolidated total net revenues increased 18% to $4.9 billion, primarily driven by $309 million of incremental revenues from the acquisition of Starbucks Japan, global comparable store sales growth of 7% and incremental revenue from 1,592 net new store openings over the last 12 months. These increases were partially offset by $81 million of net unfavorable foreign currency translation, which resulted in an unfavorable impact of nearly 2% on revenue growth over the prior year third quarter. Consolidated operating income increased $170 million, or 22%, to $939 million. Operating margin expanded 70 basis points to 19.2%, primarily due to sales leverage, partially offset by the 90 basis point impact of our ownership change in Starbucks Japan, reflecting the change in accounting from a joint venture to a consolidated market and the acquisition-related transaction and integration costs. Earnings per share of $0.41 increased 21% over the prior year quarter earnings per share of $0.34.
The Americas segment continued to perform well in the third quarter, growing revenues by 12% to $3.4 billion, primarily driven by comparable store sales growth of 8%, comprised of a 4% increase in average ticket and a 4% increase in number of transactions, as well as revenue from 658 net new store openings over the past 12 months. Growth in our core beverage offerings, mainly blended and espresso platforms, growth in food sales, attributed to both new and existing products, successful limited time offering beverages and increased Teavana® tea sales in our Starbucks® retail stores contributed to the growth in comparable store sales. Operating margin expanded 120 basis points to 25.0%, primarily due to sales leverage, partially offset by increased salaries and benefits driven by investments in our store partners (employees). Looking forward, we expect to continue to drive revenue growth and margin expansion through net new stores and continued product innovation, targeted at driving growth across all regions and dayparts, while continuing to make investments in our store partners, through enhancements to wages and benefits, and our digital technologies. We plan to continue to expand our beverage platforms and elevate our food program, in part by expanding our Teavana-branded beverage offerings and with ongoing enhancements to our lunch options, innovative new snack offerings, and the continued rollout of our Evenings program.
The transformation of our EMEA segment continued into the third quarter. Revenues declined $29 million, or 9%, primarily due to $37 million of unfavorable foreign currency translation, which resulted in an unfavorable impact of approximately 11% on revenue growth over the prior year third quarter. This was partially offset by growth in revenue of $8 million that was primarily driven by comparable store sales growth of 3%. Incremental revenues from 209 net new licensed store openings over the past year also contributed. Sales leverage, driven by our ongoing portfolio shift to higher-margin licensed stores was the primary driver of the 320 basis points of margin expansion over the prior year quarter, to 12.2%. We expect our continued disciplined licensed store expansion and focus on the customer experience, including introducing new food and beverage offerings in our retail stores, as well as new strategic partnerships, in this region will result in improved operating performance and contribute towards sustained mid-teens operating margin.
Our China/Asia Pacific segment results reflect the impact of fully consolidating Starbucks Japan. Incremental revenues from Starbucks Japan were the primary driver of the 127% increase in segment revenues, to $653 million. Also contributing were increased sales from opening 253 company-operated and 497 licensed net new stores over the past year, along with an 11% increase in comparable store sales, primarily driven by a 10% increase in transactions. Operating income grew 49%, to $150 million, while operating margin declined 1,200 basis points to 23%. The overall operating margin decline was due to the 1,570 basis point impact of the ownership change in Starbucks Japan, which was partially offset by expansion of 370 basis points that was primarily due to sales and operating leverage. We expect that continued new store openings and the integration of Starbucks Japan, including growth in other channels in the Japan market, will enable this segment to continue as a meaningful growth driver for our business. We also expect China will continue to grow toward being one of our largest markets outside of the U.S., primarily through expanding our retail store presence.
Channel Development segment revenues grew 8% for the quarter to $404 million, primarily due to increased sales of premium single-serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs, and higher foodservice sales. Operating income grew $4 million, or 3%, to $143 million. Operating margin decreased 160 basis points to 35.5% in the third quarter of fiscal 2015, driven by increased marketing to support premium single-serve product launches and higher coffee costs, partially offset by leverage on cost of sales and increased income from strong performance by our North American Coffee Partnership. We continue to expand customer occasions outside of our retail stores, including growing our presence in the premium single-serve category with innovative new beverage offerings and internationally, particularly in the ready to drink market.
Fiscal 2015 — Financial Outlook for the Year
For fiscal year 2015, we expect increased revenues driven by incremental growth from the acquisition of Starbucks Japan, the opening of 1,650 net new stores, and mid-single-digit global comparable store sales, partially offset by the impact of unfavorable foreign currency translation. Approximately one-half of new store openings will be in China/Asia Pacific, with the remaining half coming primarily from the Americas.

For fiscal 2015, we expect consolidated operating margin to be flat compared to fiscal 2014. We also expect strong EPS growth over fiscal 2014, reflecting the strength of our global business and multiple layers of profitable growth initiatives.
Comparable Store Sales
Starbucks comparable store sales for the third quarter and the first three quarters of fiscal 2015:

	Quarter Ended Jun 28, 2015			Three Quarters Ended Jun 28, 2015
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	7%	4%	3%	7%	3%	4%
Americas	8%	4%	4%	7%	3%	4%
EMEA	3%	2%	1%	3%	2%	1%
China/Asia Pacific	11%	10%	1%	10%	9%	1%
Our comparable store sales represent the growth in revenue from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation.
Results of Operations (in millions)
Revenues

	Quarter Ended			Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Company-operated stores	$3,915.0	$3,290.5	19.0%	$11,310.7	$9,702.3	16.6%
Licensed stores	475.2	408.1	16.4	1,380.5	1,166.1	18.4
CPG, foodservice and other	491.0	455.1	7.9	1,556.7	1,398.7	11.3
Total net revenues	$4,881.2	$4,153.7	17.5%	$14,247.9	$12,267.1	16.1%
Total net revenues for the third quarter and first three quarters of fiscal 2015 increased $728 million and $2.0 billion, respectively, primarily due to increased revenues from company-operated stores (contributing $625 million and $1.6 billion, respectively). The increase in company-operated store revenues was driven by incremental revenues from the acquisition of Starbucks Japan (approximately $322 million and $782 million, respectively), an increase in comparable store sales (approximately 7% growth, or $234 million, for the third quarter and 7% growth, or $601 million, for the first three quarters), and incremental revenues from 583 net new Starbucks® company-operated store openings over the past 12 months (approximately $156 million and $441 million, respectively). Partially offsetting these increases was the impact of unfavorable foreign currency translation (approximately $68 million for the third quarter and $164 million for the first three quarters).
Licensed store revenue growth also contributed to the increase in total net revenues for the third quarter and first three quarters of fiscal 2015 (contributing $67 million and $214 million, respectively). These increases were primarily a result of increased product sales to and royalty revenues from our licensees, primarily resulting from the opening of 1,015 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales, as well as increased La Boulange™ food sales to our licensees in the Americas segment. These increases were partially offset by a decrease in licensed store revenues resulting from the impact of our ownership change in Starbucks Japan (approximately $14 million and $34 million, respectively).
CPG, foodservice and other revenues increased $36 million and $158 million for the third quarter and the first three quarters of fiscal 2015, respectively. These increases were primarily due to increased sales of premium single-serve products (approximately $20 million for the third quarter and $80 million for the first three quarters) and foodservice sales (approximately $14 million for the third quarter and $31 million for the first three quarters). Increased sales of Seattle's Best Coffee® (approximately $25 million) and U.S. packaged coffee (approximately $20 million) also contributed for the first three quarters.

Operating Expenses

	Quarter Ended				Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$1,953.9	$1,711.5	40.0%	41.2%	$5,804.9	$5,135.7	40.7%	41.9%
Store operating expenses	1,392.4	1,176.5	28.5	28.3	4,032.5	3,486.1	28.3	28.4
Other operating expenses	131.6	120.6	2.7	2.9	394.5	346.3	2.8	2.8
Depreciation and amortization expenses	236.5	180.1	4.8	4.3	659.6	524.2	4.6	4.3
General and administrative expenses	288.5	269.4	5.9	6.5	892.8	752.6	6.3	6.1
Litigation credit	—	—	—	—	—	(20.2)	—	(0.2)
Total operating expenses	4,002.9	3,458.1	82.0	83.3	11,784.3	10,224.7	82.7	83.4
Income from equity investees	60.3	72.9	1.2	1.8	168.0	183.9	1.2	1.5
Operating income	$938.6	$768.5	19.2%	18.5%	$2,631.6	$2,226.3	18.5%	18.1%
Store operating expenses as a % of related revenues			35.6%	35.8%			35.7%	35.9%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 120 basis points for both the third quarter and for the first three quarters of fiscal 2015, primarily due to sales and operating leverage on cost of sales (approximately 60 basis points for the third quarter and 90 basis points for the first three quarters of fiscal 2015) and sales leverage on occupancy costs (approximately 30 basis points for both periods).
Store operating expenses as a percentage of total net revenues increased 20 basis points for the third quarter and decreased 10 basis points for the first three quarters of fiscal 2015. Store operating expenses as a percentage of company-operated store revenues decreased 20 basis points for both the third quarter and for the first three quarters, primarily driven by sales leverage (approximately 100 basis points in both periods), partially offset by increased salaries and benefits driven by increased store partner (employee) investments (approximately 90 basis points and 70 basis points, respectively).
Other operating expenses as a percentage of total net revenues decreased 20 basis points for the third quarter and was flat for the first three quarters of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses decreased 40 basis points for the quarter and 10 basis points for the first three quarters of fiscal 2015, primarily driven by sales leverage (approximately 110 basis points for the third quarter and 70 basis points for the first three quarters). The decrease for the third quarter was partially offset by increased marketing (approximately 60 basis points). The decrease for the first three quarters was partially offset by the impairment of certain assets in the Americas segment (approximately 30 basis points) and the impact of our ownership change in Starbucks Japan (approximately 20 basis points).
Depreciation and amortization expenses increased 50 basis points for the third quarter and 30 basis points for the first three quarters of fiscal 2015, primarily due to the impact of our ownership change in Starbucks Japan (approximately 30 basis points for the third quarter and 20 basis points for the first three quarters).
General and administrative expenses as a percentage of total net revenues decreased 60 basis points for the third quarter and increased 20 basis points for the first three quarters of fiscal 2015. The third quarter decrease was primarily due to sales leverage (approximately 40 basis points). The increase for the first three quarters was primarily driven by the impact of our ownership change in Starbucks Japan (approximately 20 basis points).
The $20.2 million decrease in litigation credit for the first three quarters of fiscal 2015 was due to lapping of a prior year credit related to a reduction of our estimated prejudgment interest payable associated with the Kraft arbitration, as a result of paying our obligation earlier than anticipated.
The overall increase in operating margin of 70 basis points for the third quarter and 40 basis points for the first three quarters of fiscal 2015 were driven by the changes discussed above, including the impact of our ownership change in Starbucks Japan and the acquisition-related transaction and integration costs, which contributed unfavorably to operating margin 90 basis points for the third quarter and 80 basis points for the first three quarters.

Other Income and Expenses

	Quarter Ended				Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$938.6	$768.5	19.2%	18.5%	$2,631.6	$2,226.3	18.5%	18.1%
Gain resulting from acquisition of joint venture	—	—	—	—	390.6	—	2.7	—
Interest income and other, net	25.5	19.4	0.5	0.5	36.6	57.0	0.3	0.5
Interest expense	(19.1)	(16.4)	(0.4)	(0.4)	(52.3)	(47.7)	(0.4)	(0.4)
Earnings before income taxes	945.0	771.5	19.4	18.6	3,006.5	2,235.6	21.1	18.2
Income taxes	318.5	259.0	6.5	6.2	899.7	755.4	6.3	6.2
Net earnings including noncontrolling interests	626.5	512.5	12.8	12.3	2,106.8	1,480.2	14.8	12.1
Net earnings/(loss) attributable to noncontrolling interests	(0.2)	(0.1)	—	—	1.9	(0.1)	—	—
Net earnings attributable to Starbucks	$626.7	$512.6	12.8%	12.3%	$2,104.9	$1,480.3	14.8%	12.1%
Effective tax rate including noncontrolling interests			33.7%	33.6%			29.9%	33.8%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
Net interest income and other increased $6 million for the third quarter and decreased $20 million for the first three quarters of fiscal 2015. The increase for the third quarter was primarily the result of increased income associated with unredeemed stored value cards (approximately $12 million), primarily due to growth in the Starbucks Card program, partially offset by net unfavorable foreign currency exchange and foreign currency-related derivatives (approximately $7 million). The decrease for the first three quarters was primarily due to net unfavorable fair value adjustments from derivative instruments used to manage our risk of commodity price fluctuations (approximately $24 million).
Interest expense increased $3 million for the third quarter and $5 million for the first three quarters of fiscal 2015. Incremental interest expense incurred related to the additional long-term debt we issued in June of fiscal 2015 contributed to the increase for both periods. The increase for the first three quarters was also due to incurring a full quarter of interest in the first quarter of fiscal 2015 on the long-term debt we issued in December of fiscal 2014.
The effective tax rate for the quarter ended June 28, 2015 was 33.7% compared to 33.6% for the same quarter in fiscal 2014. The increase was primarily due to slightly higher international taxes, including the impact of consolidating Starbucks Japan. The effective tax rate for the three quarters ended June 28, 2015 was 29.9% compared to 33.8% for the same period in fiscal 2014. The decrease was primarily due to the 4.8% impact of the gain associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition, which was almost entirely non-taxable.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
			% of Americas Net Revenues				% of Americas Net Revenues
Net revenues:
Company-operated stores	$3,061.3	$2,772.3	89.7%	90.7%	$8,890.5	$8,120.6	89.7%	90.8%
Licensed stores	344.9	275.6	10.1	9.0	993.0	787.6	10.0	8.8
Foodservice and other	8.4	9.8	0.2	0.3	26.0	31.2	0.3	0.3
Total net revenues	3,414.6	3,057.7	100.0	100.0	9,909.5	8,939.4	100.0	100.0
Cost of sales including occupancy costs	1,227.7	1,130.0	36.0	37.0	3,624.4	3,353.8	36.6	37.5
Store operating expenses	1,126.7	1,002.4	33.0	32.8	3,276.1	2,965.9	33.1	33.2
Other operating expenses	26.9	26.2	0.8	0.9	93.4	75.2	0.9	0.8
Depreciation and amortization expenses	130.8	119.5	3.8	3.9	386.5	346.6	3.9	3.9
General and administrative expenses	47.2	51.1	1.4	1.7	146.6	131.9	1.5	1.5
Total operating expenses	2,559.3	2,329.2	75.0	76.2	7,527.0	6,873.4	76.0	76.9
Operating income	$855.3	$728.5	25.0%	23.8%	$2,382.5	$2,066.0	24.0%	23.1%
Store operating expenses as a % of related revenues			36.8%	36.2%			36.8%	36.5%
Revenues
Americas total net revenues for the third quarter and the first three quarters of fiscal 2015 increased $357 million, or 12%, and $970 million, or 11%, respectively. These increases were primarily due to higher revenues from company-operated stores (contributing $289 million and $770 million, respectively) and licensed stores (contributing $69 million and $205 million, respectively).
The increase in company-operated store revenues was driven by 8% growth in comparable store sales (approximately $205 million) for the third quarter and 7% growth in comparable store sales (approximately $519 million) for the first three quarters, as well as incremental revenues from 349 net new Starbucks® company-operated store openings over the past 12 months (approximately $121 million for the third quarter and $333 million for the first three quarters). Partially offsetting these increases was unfavorable foreign currency translation (approximately $37 million for the third quarter and $83 million for the first three quarters), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
The increase in licensed store revenues for the third quarter and the first three quarters was primarily due to increased product sales to and royalty revenues from our licensees, resulting from the opening of 309 net new licensed stores over the past 12 months and improved comparable store sales, as well as increased La Boulange™ food sales to our licensees beginning in the first quarter of fiscal 2015.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 100 basis points for the third quarter and 90 basis points for the first three quarters of fiscal 2015, primarily driven by lower dairy commodity costs (approximately 50 basis points for the third quarter and 30 basis points for the first three quarters), leverage on cost of sales (approximately 20 basis points for the third quarter and 30 basis points for the first three quarters) and sales leverage on occupancy costs (approximately 20 basis points for both periods).
Store operating expenses as a percentage of total net revenues increased 20 basis points for the third quarter and decreased 10 basis points for the first three quarters of fiscal 2015. Store operating expenses as a percentage of company-operated store revenues increased 60 basis points for the third quarter and 30 basis points for the first three quarters. These increases were primarily driven by increased salaries and benefits driven by increased store partner (employee) investments (approximately 90 basis points for the third quarter and 70 basis points for the first three quarters), the impairment of certain store assets in the region (approximately 30 basis points for the third quarter and 20 basis points for the first three quarters), and various increased operational expenses related to in-store initiatives (approximately 20 basis points for both periods). Partially offsetting these increases was sales leverage (approximately 90 basis points for the third quarter and 80 basis points for the first three quarters).
Other operating expenses as a percentage of total net revenues decreased 10 basis points for the third quarter and increased 10 basis points for the first three quarters of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses decreased 160 basis points for the third quarter and were flat for the first three quarters, primarily driven by sales leverage (approximately 110 basis points for the third quarter and 100 basis points for the first three quarters). The impairment of certain assets in the region in the second quarter of fiscal 2015 (approximately 80 basis points) partially offset sales leverage for the first three quarters.
General and administrative expenses as a percentage of total net revenues decreased 30 basis points for the third quarter and were flat for the first three quarters of fiscal 2015. The decrease for the third quarter was primarily driven by sales leverage.
The combination of these changes resulted in an overall increase in operating margin of 120 basis points for the third quarter and 90 basis points for the first three quarters of fiscal 2015.
EMEA

	Quarter Ended				Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
			% of EMEA Net Revenues				% of EMEA Net Revenues
Net revenues:
Company-operated stores	$217.8	$251.8	73.9%	77.8%	$688.0	$766.3	75.7%	78.8%
Licensed stores	65.5	60.8	22.2	18.8	185.4	175.8	20.4	18.1
Foodservice	11.4	10.9	3.9	3.4	35.0	30.9	3.9	3.2
Total net revenues	294.7	323.5	100.0	100.0	908.4	973.0	100.0	100.0
Cost of sales including occupancy costs	143.1	161.4	48.6	49.9	434.4	487.9	47.8	50.1
Store operating expenses	78.4	91.4	26.6	28.3	240.4	280.1	26.5	28.8
Other operating expenses	12.9	12.5	4.4	3.9	40.0	35.9	4.4	3.7
Depreciation and amortization expenses	12.4	15.1	4.2	4.7	38.9	44.5	4.3	4.6
General and administrative expenses	12.8	15.0	4.3	4.6	41.6	47.1	4.6	4.8
Total operating expenses	259.6	295.4	88.1	91.3	795.3	895.5	87.5	92.0
Income from equity investees	0.9	1.1	0.3	0.3	2.1	3.0	0.2	0.3
Operating income	$36.0	$29.2	12.2%	9.0%	$115.2	$80.5	12.7%	8.3%
Store operating expenses as a % of related revenues			36.0%	36.3%			34.9%	36.6%
Revenues
EMEA total net revenues decreased $29 million, or 9%, for the third quarter and $65 million, or 7% for the first three quarters of fiscal 2015. These decreases were primarily from a decline in company-operated store revenues (approximately $34 million and $78 million, respectively). The decreases in company-operated store revenues were driven by unfavorable foreign currency translation (approximately $29 million and $71 million, respectively) and the absence of revenues from the conversion of certain stores in the UK from company-operated to licensed (approximately $7 million for the third quarter and $17 million for the first three quarters), partially offset by a 3% increase in comparable store sales for both periods (approximately $7 million for the third quarter and $22 million for the first three quarters).
Licensed store revenues increased (approximately $5 million for the third quarter and $10 million for the first three quarters), due to higher product sales to and royalty revenues from our licensees (approximately $12 million for the third quarter and $27 million for the first three quarters), primarily from the opening of 209 net new licensed stores over the past 12 months and improved comparable store sales, partially offset by unfavorable foreign currency translation (approximately $7 million for the third quarter and $12 million for the first three quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 130 basis points for the third quarter and 230 basis points for the first three quarters of fiscal 2015, primarily due to favorable foreign currency exchange (approximately 180 basis points for the third quarter and 130 basis points for the first three quarters). We buy and sell products, primarily roasted coffee, in multiple currencies throughout the region depending on the functional currency of each market. Differences in those rates generated favorable foreign currency exchange for the third quarter and the first three quarters of fiscal 2015 resulting in a benefit in cost of sales. Sales leverage (approximately 50 basis points) also contributed to the decrease for the first three quarters.
Store operating expenses as a percentage of total net revenues decreased 170 basis points for the third quarter and 230 basis points for the first three quarters of fiscal 2015. As a percentage of company-operated store revenues, store operating expenses decreased 30 basis points for the third quarter and 170 basis points for the first three quarters, primarily due to gains on the sales of certain store assets in the region (approximately 40 basis points for the third quarter and 90 basis points for the first three quarters). For the first three quarters of fiscal 2015, sales leverage driven by the shift to more licensed stores also contributed (approximately 40 basis points).
Other operating expenses as a percentage of total net revenues increased 50 basis points for the third quarter and 70 basis points for the first three quarters of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses decreased 60 basis points for the third quarter and increased 70 basis points for the first three quarters. The decrease for the third quarter was primarily driven by sales leverage. The increase for the first three quarters was primarily driven by increased costs to grow our non-retail operations in the region (approximately 100 basis points for the first three quarters), largely driven by increased marketing.
The combination of these changes resulted in an overall increase in operating margin of 320 basis points for the third quarter and 440 basis points for the first three quarters of fiscal 2015.
China/Asia Pacific

	Quarter Ended				Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
			% of CAP Net Revenues				% of CAP Net Revenues
Net revenues:
Company-operated stores	$588.4	$217.0	90.1%	75.5%	$1,542.5	$621.1	88.5%	75.8%
Licensed stores	63.1	70.6	9.7	24.5	197.6	198.7	11.3	24.2
Foodservice and other	1.2	—	0.2	—	3.5	—	0.2	—
Total net revenues	652.7	287.6	100.0	100.0	1,743.6	819.8	100.0	100.0
Cost of sales including occupancy costs	281.8	137.8	43.2	47.9	784.8	398.0	45.0	48.5
Store operating expenses	161.2	54.8	24.7	19.1	436.0	158.5	25.0	19.3
Other operating expenses	15.8	13.2	2.4	4.6	43.4	34.8	2.5	4.2
Depreciation and amortization expenses	41.2	11.3	6.3	3.9	106.3	33.4	6.1	4.1
General and administrative expenses	30.3	16.0	4.6	5.6	88.4	43.1	5.1	5.3
Total operating expenses	530.3	233.1	81.2	81.1	1,458.9	667.8	83.7	81.5
Income from equity investees	27.6	46.3	4.2	16.1	85.8	116.8	4.9	14.2
Operating income	$150.0	$100.8	23.0%	35.0%	$370.5	$268.8	21.2%	32.8%
Store operating expenses as a % of related revenues			27.4%	25.3%			28.3%	25.5%

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
Revenues
China/Asia Pacific total net revenues for the third quarter and the first three quarters of fiscal 2015 increased $365 million, or 127%, and $924 million, or 113%, respectively. The increases were primarily from an increase in company-operated store revenues (approximately $371 million for the quarter and $921 million for the first three quarters), driven by incremental revenues from the acquisition of Starbucks Japan (approximately $322 million and $782 million, respectively). Also contributing were incremental revenues from 253 net new company-operated store openings over the past 12 months (approximately $39 million for the third quarter and $120 million for the first three quarters) and an increase in comparable store sales (approximately 11% growth, or $23 million, for the third quarter and 10% growth, or $60 million, for the first three quarters).
Licensed store revenues decreased $8 million for the third quarter and decreased $1 million for the first three quarters of fiscal 2015. The decreases for the third quarter and for the first three quarters were primarily the result of our ownership change in Starbucks Japan to mostly company-operated stores (approximately $14 million and $34 million, respectively), partially offset by increased product sales to and royalty revenues from licensees (approximately $4 million for the third quarter and $21 million for the first three quarters), resulting from the opening of 497 net new licensed stores over the past 12 months, and incremental revenues from the transfer of stores in Australia and Malaysia to licensed stores in the fourth quarter of fiscal 2014 (approximately $4 million for the third quarter and $13 million for the first three quarters).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 470 basis points for the third quarter and 350 basis points for the first three quarters of fiscal 2015, primarily due to the impact of our ownership change in Starbucks Japan (approximately 190 basis points and 230 basis points, respectively) as well as a shift in our cost of sales mix resulting from growth of our company-operated stores, which have a higher gross margin, for the third quarter (approximately 160 basis points). Sales leverage on occupancy costs also contributed (approximately 40 basis points for the third quarter and 50 basis points for the first three quarters).
Store operating expenses as a percentage of total net revenues increased 560 basis points for the third quarter and 570 basis points for the first three quarters of fiscal 2015. As a percentage of company-operated store revenues, store operating expenses increased 210 basis points for the third quarter and 280 basis points for the first three quarters, primarily from the impact of our ownership change in Starbucks Japan (approximately 380 basis points and 430 basis points, respectively), partially offset by sales leverage (approximately 90 basis points and 50 basis points, respectively) and the impact of the sale of our Australia retail operations in the fourth quarter of fiscal 2014 (approximately 80 basis points and 70 basis points, respectively).
Other operating expenses as a percentage of total net revenues decreased 220 basis points for the third quarter and 170 basis points for the first three quarters of fiscal 2015. Excluding the impact of company-operated store revenues, other operating expenses increased 590 basis points for the third quarter and 410 basis points for the first three quarters, primarily due to the impact of our ownership change in Starbucks Japan (approximately 390 basis points and 400 basis points, respectively).
Depreciation and amortization expenses increased 240 basis points for the third quarter and 200 basis points for the first three quarters of fiscal 2015 primarily due to the impact of our ownership change in Starbucks Japan (approximately 230 basis points and 200 basis points, respectively).
Income from equity investees as a percentage of total net revenues declined 1,190 basis points for the third quarter of fiscal 2015 and 930 basis points for the first three quarters of fiscal 2015, primarily driven by the impact of our ownership change in Starbucks Japan (approximately 1,000 basis points and 810 basis points, respectively).
The overall decrease in operating margin of 1,200 basis points for the third quarter and 1,160 basis points for the first three quarters of fiscal 2015 was primarily driven by the impact of our ownership change in Starbucks Japan (approximately 1,570 and 1,370 basis points, respectively), partially offset by 370 basis points of margin expansion for the third quarter and 210 basis points of margin expansion for the first three quarters driven by the other items discussed above, as well as sales leverage on general and administrative expenses (approximately 60 basis points and 80 basis points, respectively).

Channel Development

	Quarter Ended				Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Net revenues:
CPG	$302.2	$286.6	74.9%	76.4%	$975.8	$875.1	76.6%	76.3%
Foodservice	101.4	88.7	25.1	23.6	298.4	271.7	23.4	23.7
Total net revenues	403.6	375.3	100.0	100.0	1,274.2	1,146.8	100.0	100.0
Cost of sales	228.3	208.3	56.6	55.5	722.2	667.5	56.7	58.2
Other operating expenses	58.9	48.3	14.6	12.9	160.9	142.9	12.6	12.5
Depreciation and amortization expenses	0.7	0.4	0.2	0.1	2.0	1.2	0.2	0.1
General and administrative expenses	4.1	4.5	1.0	1.2	12.5	13.8	1.0	1.2
Total operating expenses	292.0	261.5	72.3	69.7	897.6	825.4	70.4	72.0
Income from equity investees	31.8	25.5	7.9	6.8	80.1	64.1	6.3	5.6
Operating income	$143.4	$139.3	35.5%	37.1%	$456.7	$385.5	35.8%	33.6%
Revenues
Channel Development total net revenues for the third quarter and the first three quarters of fiscal 2015 increased $28 million, or 8%, and $127 million, or 11%, respectively, primarily due to higher sales of premium single-serve products (approximately $20 million for the third quarter and $80 million for the first three quarters) and an increase in foodservice sales (approximately $13 million for the third quarter and $27 million for the first three quarters). Increased sales of U.S. packaged coffee (approximately $20 million) also contributed for the first three quarters.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 110 basis points for the third quarter and decreased 150 basis points for the first three quarters of fiscal 2015. The increase for the third quarter was primarily due to higher coffee costs (approximately 190 basis points), partially offset by leverage on cost of sales (approximately 110 basis points). The decrease for the first three quarters was primarily due to leverage on cost of sales (approximately 140 basis points).
Other operating expenses as a percentage of total net revenues increased 170 basis points for the third quarter and 10 basis points for the first three quarters of fiscal 2015, primarily driven by increased marketing (approximately 270 basis points and 40 basis points, respectively) largely due to new premium single-serve product launches, partially offset by sales leverage (approximately 40 basis points and 20 basis points, respectively).
Income from equity investees increased $6 million for the third quarter and $16 million for the first three quarters of fiscal 2015, due to higher income from our North American Coffee Partnership joint venture, primarily due to increased sales of bottled Frappuccino® beverages.
The combination of these changes resulted in an overall decrease in operating margin of 160 basis points for the third quarter and an increase of 220 basis points for the first three quarters of fiscal 2015.

All Other Segments

	Quarter Ended			Three Quarters Ended
	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Net revenues:
Company-operated stores	$47.5	$49.4	(3.8)%	$189.7	$194.3	(2.4)%
Licensed stores	1.7	1.1	54.5	4.5	4.0	12.5
CPG, foodservice and other	66.4	59.1	12.4	218.0	189.8	14.9
Total net revenues	115.6	109.6	5.5	412.2	$388.1	6.2
Cost of sales including occupancy costs	72.7	65.9	10.3	242.5	217.2	11.6
Store operating expenses	26.1	27.9	(6.5)	80.0	81.6	(2.0)
Other operating expenses	17.3	20.5	(15.6)	57.1	58.1	(1.7)
Depreciation and amortization expenses	4.3	3.9	10.3	12.2	11.3	8.0
General and administrative expenses	8.3	10.3	(19.4)	27.2	32.9	(17.3)
Total operating expenses	128.7	128.5	0.2	419.0	401.1	4.5
Operating loss	$(13.1)	$(18.9)	(30.7)%	$(6.8)	$(13.0)	(47.7)%
All Other Segments includes Teavana, Seattle's Best Coffee, Evolution Fresh, and Digital Ventures.
Total net revenues for All Other Segments increased $6 million for the third quarter and $24 million for the first three quarters of fiscal 2015. The increase for both periods was primarily driven by higher Seattle's Best Coffee® sales. Higher e-commerce sales also contributed to the increase for the first three quarters of fiscal 2015.
Total operating expenses were flat for the third quarter and increased $18 million for the first three quarters of fiscal 2015. The increase for the first three quarters was primarily from an increase in cost of sales.

Quarterly Store Data
Effective in the first quarter of fiscal 2015, we revised our store count policy such that we will no longer recast historical store counts upon a change in ownership model. These transfers will rather be reflected as current period activity within "net stores opened/(closed) and transferred during the period." Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Americas(1)
Company-operated stores	68	69	187	155	8,582	8,233
Licensed stores	103	80	192	264	5,988	5,679
Total Americas	171	149	379	419	14,570	13,912
EMEA(2)
Company-operated stores	(9)	(3)	(33)	1	784	827
Licensed stores	67	40	184	132	1,507	1,275
Total EMEA	58	37	151	133	2,291	2,102
China/Asia Pacific (3,4)
Company-operated stores	82	45	1,219	159	2,351	1,041
Licensed stores	123	115	(604)	384	2,888	3,384
Total China/Asia Pacific	205	160	615	543	5,239	4,425
All Other Segments
Company-operated stores	(1)	10	9	21	378	378
Licensed stores	(2)	(12)	(1)	(20)	41	46
Total All Other Segments	(3)	(2)	8	1	419	424
Total Company	431	344	1,153	1,096	22,519	20,863
(1) Americas store data includes the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.
(2) EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the second and fourth quarters of fiscal 2014.
(3) China/Asia Pacific store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.
(4) China/Asia Pacific store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and investments totaled $2.6 billion as of June 28, 2015 and $2.2 billion as of September 28, 2014. As discussed below, in the first quarter of fiscal 2015 we paid ¥55 billion ($509 million) in cash to acquire Sazaby's 39.5% ownership interest in Starbucks Japan in the first tender offer step, and we paid ¥31.0 billion ($258 million) in cash in the second quarter of fiscal 2015 to acquire an additional 14.7% ownership interest. The purchase price of the remaining shares of Starbucks Japan (an additional 6.3% interest) was ¥13.5 billion ($109 million). During the third quarter of fiscal 2015, we settled ¥9.6 billion ($78 million) of the purchase price in cash. The remaining ¥3.9 billion ($31 million) was recorded as restricted cash within prepaid expenses and other current assets with a corresponding liability in accrued liabilities on our consolidated balance sheets and represents cash that was unclaimed by minority shareholders as of June 28, 2015. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate bonds, government treasury securities (foreign and domestic), mortgage and asset-backed securities, state and local government obligations and agency obligations. As of June 28, 2015, approximately $937 million of our cash and investments were held in foreign subsidiaries.

Borrowing Capacity
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 28, 2015, we were in compliance with all applicable covenants.
Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During the second quarter of fiscal 2015, we extended the duration of our credit facility, which is now set to mature on January 21, 2020, and amended certain facility fees and borrowing rates. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.680% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 28, 2015, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of June 28, 2015.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. As of June 28, 2015, availability under our commercial paper program was approximately $750 million (which represents the full committed credit facility amount, as the amount of outstanding letters of credit was not material as of June 28, 2015). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including share repurchases, business expansion, payment of cash dividends on our common stock or the financing of possible acquisitions. We had no borrowings under our commercial paper program during the third quarter of fiscal 2015.
In June 2015, we issued additional long-term debt in an underwritten registered public offering, which consisted of $500 million of 7-year 2.700% Senior Notes (the "2022 notes") due June 2022, and $350 million of 30-year 4.300% Senior Notes (the "2045 notes") due June 2045. Interest on the 2022 and 2045 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2015. See Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
As discussed in Note 3, Derivatives, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, during the first quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to the 2022 notes. During the third quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to the 2045 notes. The swap agreements were cash settled in the third quarter of fiscal 2015 at the time of the 2022 and 2045 notes pricing. The resulting net losses from these agreements are included in accumulated other comprehensive income and will be amortized as an increase to interest expense on the consolidated statements of net earnings over the life of the 2022 and 2045 notes.
In July 2015, we redeemed our $550 million of 6.250% Senior Notes (the "2017 notes") that were originally scheduled to mature in August 2017. See Note 7, Debt, and Note 12, Subsequent Event, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for further details.
Use of Cash
We expect to use our available cash and investments, including additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including new product innovations and related marketing support, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core businesses. Further, we may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our equity method and cost method investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
As described in Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, in September 2014, we entered into a tender offer bid agreement with Starbucks Japan and our joint venture partner, Sazaby League, Ltd., to acquire the remaining 60.5% ownership interest in Starbucks Japan for approximately $876 million, through a two-step tender offer. In the first quarter of fiscal 2015, we funded the first tender offer step with $509 million in offshore cash. At the close of the second tender offer period, which ended on December 22, 2014, we funded the second tender offer step with $258 million in offshore cash, but did not complete the second tender offer or obtain control of these shares until the settlement date of December 29, 2014, which was the first day of our second quarter of fiscal 2015. Subsequent to the completion of the second tender offer step, we commenced a cash-out procedure under Japanese law to acquire all remaining shares. On March 26, 2015, we obtained control of these shares, resulting in 100% ownership of Starbucks Japan. We settled $78 million of the cash-out purchase price ($109 million) with offshore cash in the third quarter of fiscal 2015. The remaining $31 million represents cash that was unclaimed by minority shareholders as of June 28, 2015 and is recorded as restricted cash within prepaid expenses and other current assets with a corresponding liability in accrued liabilities on our consolidated balance sheets as of June 28, 2015. The majority of this restricted cash had been settled as of the date of this filing.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of June 28, 2015 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S. we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
Other than normal operating expenses and the completion of the cash-out procedure described above related to funding the acquisition of Starbucks Japan, cash requirements for the remainder of fiscal 2015 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2015 are expected to be approximately $1.3 billion.
During the third quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend to shareholders of $0.16 per share to be paid on August 21, 2015 to shareholders of record as of the close of business on August 6, 2015. We repurchased 20.7 million shares of common stock ($975.9 million) during the first three quarters of fiscal 2015 under the share repurchase authorization publicly announced in November 2012. The number of remaining shares authorized for repurchase as of June 28, 2015 totaled 11.0 million, not including the additional 50 million shares authorized for repurchase by our Board of Directors that we announced on July 23, 2015 under our ongoing share repurchase program.
Cash Flows
Cash provided by operating activities was $2.8 billion for the first three quarters of fiscal 2015, compared to cash used by operating activities of $133.4 million for the same period in fiscal 2014. The increase was primarily driven by lapping the prior year payment of $2.8 billion for the Kraft arbitration matter. The remaining change of $148.7 million was primarily due to increased earnings, partially offset by changes in working capital accounts mainly due to timing.
Cash used by investing activities for the first three quarters of fiscal 2015 totaled $1.3 billion, compared to $1.1 billion for the same period in fiscal 2014. The change was primarily due to the use of cash to acquire Sazaby's 39.5% ownership interest in Starbucks Japan in the first quarter of fiscal 2015.
Cash used by financing activities for the first three quarters of fiscal 2015 totaled $996.8 million, compared to $295.7 million for the same period in fiscal 2014. The change was primarily due to cash used or restricted to fund the second tender offer step and the cash-out procedure of the Starbucks Japan acquisition in the second and third quarters of fiscal 2015, respectively, as well as increased cash returned to shareholders through higher share repurchases and dividend payments compared to the first three quarters of fiscal 2014. These changes were partially offset by incremental proceeds from the long-term debt we issued in June of fiscal 2015 over the prior year's issuance.

Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $8.7 billion in total contractual obligations as of September 28, 2014. Other than the items discussed below, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
In the first quarter of fiscal 2015, we added estimated minimum future rental payments of approximately $466.7 million as of June 28, 2015 under the acquired non-cancelable operating leases and lease financing arrangements resulting from the acquisition of Starbucks Japan discussed in Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
In the third quarter of fiscal 2015, we issued $850 million of debt as described in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q. A portion of the proceeds was used to redeem our $550 million of 6.250% Senior Notes (the "2017 notes") in July 2015 and to fund the $60.1 million optional redemption payment as outlined in the 2017 notes indenture, which will be included in the loss on extinguishment of debt, as described further in Note 12, Subsequent Event, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
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
During the third quarter of fiscal 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 28, 2015).

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting except as noted below:
We acquired Starbucks Japan during the first quarter of fiscal 2015 (see Note 2, Acquisition, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q). As permitted by the Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Starbucks Japan from its evaluation of internal control over financial reporting as of June 28, 2015. We are in the process of documenting and testing Starbucks Japan's internal controls over financial reporting and plan to incorporate Starbucks Japan in our evaluation of internal controls over financial reporting beginning in the first quarter of fiscal 2016. Starbucks Japan contributed $1.6 billion to our consolidated total assets as of June 28, 2015, and $332.7 million and $54.9 million to our consolidated net revenues and operating income, respectively, for the quarter ended June 28, 2015. Starbucks Japan contributed $816.8 million and $117.1 million to our consolidated net revenues and operating income, respectively, for the three quarters ended June 28, 2015.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended June 28, 2015, as adjusted to give effect to the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies, included in Item 1 of Part I of this 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Period(1)
March 30, 2015 — April 26, 2015	508,500	$47.56	508,500	22,638,102
April 27, 2015 — May 24, 2015	1,500,000	50.44	1,500,000	21,138,102
May 25, 2015 — June 28, 2015	10,136,591	52.65	10,136,591	11,001,511
Total	12,145,091	$52.16	12,145,091

(1)	Monthly information is presented by reference to our fiscal months during the third quarter of fiscal 2015.

(2)
The Company's ongoing share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The shares reported in the column as purchased by the Company during the quarter ended June 28, 2015 are covered by the November 15, 2012 publicly announced Board authorization to repurchase up to 50 million shares, as adjusted to give effect to the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies, included in Item 1 of Part I of this 10-Q. On July 23, 2015, we publicly announced our Board of Directors authorization of the repurchase of up to an additional 50 million shares, in addition to the 11.0 million that remained available for purchase at June 28, 2015 under the previous authorization. These authorizations have no expiration date.

(3)
This column includes the total number of shares authorized for repurchase under the Company's ongoing share repurchase program under the authorizations publicly announced on November 15, 2012. These amounts do not include the additional 50 million shares authorized for repurchase pursuant to the authorization we announced on July 23, 2015. As with previous authorizations, shares may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of repurchases will be determined at the Company's discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through January 20, 2015)	8-K	0-20322	1/22/2015	3.1
4.1	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.700% Senior Notes due 2022 and 4.300% Senior Notes due 2045)	8-K	0-20322	6/10/2015	4.2
4.2	Form of 2.700% Senior Notes due June 15, 2022	8-K	0-20322	6/10/2015	4.3
4.3	Form of 4.300% Senior Notes due June 15, 2045	8-K	0-20322	6/10/2015	4.4
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended June 28, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 28, 2015

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer