Form 10-K
period 2015-09-27
STARBUCKS CORP
filed 2015-11-12
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 29, 2015 as reported on the NASDAQ Global Select Market was $69 billion. As of November 6, 2015, there were 1,484.8 million shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 23, 2016 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 27, 2015

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

PART I
Item 1. Business
General
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 68 countries. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "SBUX." We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of fresh food items, including snack offerings, through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and foodservice accounts. In addition to our flagship Starbucks Coffee brand, we sell goods and services under the following brands: Teavana, Tazo, Seattle’s Best Coffee, Evolution Fresh, La Boulange and Ethos.
Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this, we are continuing the disciplined expansion of our global store base, adding stores in both existing, developed markets such as the U.S., and in newer, higher growth markets such as China, as well as optimizing the mix of company-operated and licensed stores in each market. In addition, by leveraging the experience gained through our traditional store model, we continue to offer consumers new coffee and other products in a variety of forms, across new categories, and through diverse channels. We also believe our Starbucks Global Responsibility strategy, commitments related to ethically sourcing high-quality coffee and contributing positively to the communities we do business in, and being an employer of choice are contributors to our objective.
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended September 27, 2015 ("fiscal 2015"), Starbucks Corporation (together with its subsidiaries) is referred to as "Starbucks," the "Company," "we," "us" or "our."
Segment Financial Information
We have four reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) China/Asia Pacific ("CAP"); 3) Europe, Middle East, and Africa ("EMEA") and 4) Channel Development. We also have several non-reportable operating segments, including Teavana, Seattle's Best Coffee, Evolution Fresh, and our Digital Ventures business, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Room, which are combined and referred to as All Other Segments. Revenues from our reportable segments and All Other Segments as a percentage of total net revenues for fiscal 2015 were as follows: Americas (69%), CAP (13%), EMEA (6%), Channel Development (9%) and All Other Segments (3%).
Our Americas, CAP, and EMEA segments include both company-operated and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our CAP and EMEA operations are still in the early stages of development and require a more extensive support organization, relative to their current levels of revenue and operating income, than our Americas operations. In certain markets within CAP and EMEA, occupancy costs and store operating expenses can be higher than in the Americas segment due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. The Americas and EMEA segments also include certain foodservice accounts, primarily in Canada and the U.K.
Our Channel Development segment includes roasted whole bean and ground coffees, premium Tazo® teas, Starbucks- and Tazo-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino®, Starbucks Doubleshot® and Starbucks Refreshers® beverages, and other branded products sold worldwide through channels such as grocery stores, warehouse clubs, specialty retailers, convenience stores, and U.S. foodservice accounts.
Starbucks segment information is included in Note 16, Segment Reporting, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

Revenue Components
We generate nearly all of our revenues through company-operated stores, licensed stores, consumer packaged goods ("CPG") and foodservice operations.
Company-operated and Licensed Store Summary as of September 27, 2015

	Americas	As a% of Total Americas Stores	CAP	As a% of Total CAP Stores	EMEA	As a% of Total EMEA Stores	All Other Segments	As a% of Total All Other Segments Stores	Total	As a% of Total Stores
Company-operated stores	8,671	59%	2,452	45%	737	31%	375	90%	12,235	53%
Licensed stores	6,132	41%	3,010	55%	1,625	69%	41	10%	10,808	47%
Total	14,803	100%	5,462	100%	2,362	100%	416	100%	23,043	100%
The mix of company-operated versus licensed stores in a given market will vary based on several factors, including our ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks, and our ability to leverage the support infrastructure in an existing geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 79% of total net revenues during fiscal 2015. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea and related products, as well as complementary food and snack offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service, as well as clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
Our strategy for expanding our global retail business is to increase our market share in a disciplined manner, by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores, to support our long-term strategic objective to maintain Starbucks standing as one of the most recognized and respected brands in the world. Store growth in specific existing markets will vary due to many factors, including the maturity of the market, economic conditions, consumer behavior and local business practices.

Company-operated store data for the year-ended September 27, 2015:

	Stores Open as of					Stores Open as of
	Sep 28, 2014	Opened	Closed	Transfers	Net	Sep 27, 2015
Americas:
U.S.	7,303	312	(56)	—	256	7,559
Canada	983	41	(15)	—	26	1,009
Brazil	89	18	(4)	—	14	103
Puerto Rico	20	—	(1)	(19)	(20)	—
Total Americas	8,395	371	(76)	(19)	276	8,671
China/Asia Pacific(1):
Japan	—	77	(13)	1,009	1,073	1,073
China	823	212	(9)	—	203	1,026
Thailand	203	36	(2)	—	34	237
Singapore	106	14	(4)	—	10	116
Total China/Asia Pacific	1,132	339	(28)	1,009	1,320	2,452
EMEA:
U.K.	506	4	(18)	(64)	(78)	428
Germany	152	2	(5)	—	(3)	149
France	78	—	(2)	—	(2)	76
Switzerland	55	1	—	—	1	56
Austria	17	1	—	—	1	18
Netherlands	9	1	—	—	1	10
Total EMEA	817	9	(25)	(64)	(80)	737
All Other Segments:
Teavana	365	11	(5)	—	6	371
Evolution Fresh	4	—	(1)	—	(1)	3
Starbucks Reserve® Roastery & Tasting Room	—	1	—	—	1	1
Total All Other Segments	369	12	(6)	—	6	375
Total company-operated	10,713	731	(135)	926	1,522	12,235

(1)
China/Asia Pacific store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

Starbucks® company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses, and in select rural and off-highway locations. We are continuing the expansion of our various store formats, including Drive Thru and express stores, to provide a greater degree of access and convenience for our customers.
Starbucks® stores offer a choice of coffee and tea beverages, as well as other premium coffee, tea and related products, including distinctively packaged roasted whole bean and ground coffees, a variety of premium single-serve and ready-to-drink coffee and tea products, juices and bottled water. Starbucks® stores also offer an assortment of fresh food and snack offerings, including selections focusing on high-quality ingredients, nutritional value and great flavor. A focused selection of beverage-making equipment and accessories are also sold in our stores. Each Starbucks® store varies its product mix depending upon the size of the store and its location. To complement the in-store experience, our company-operated Starbucks® stores in the U.S., Canada, and certain other international markets also provide customers free access to wireless internet.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Beverages	73%	73%	74%
Food	19%	18%	18%
Packaged and single-serve coffees and teas	3%	4%	4%
Other(1)	5%	5%	4%
Total	100%	100%	100%

(1)	"Other" primarily consists of sales of ready-to-drink beverages, serveware and coffee-making equipment, among other items.
In fiscal 2014, we moved ready-to-drink beverage revenues from the "Food" category to the "Other" category and combined packaged and single-serve teas, which were previously included in the "Other" category, with packaged and single-serve coffees, which are now categorized as "Packaged and single-serve coffees and teas." Additionally, we revised our discount allocation methodology in fiscal 2014 to more precisely allocate sales discounts to the various revenue product categories. None of these changes had a material impact on the composition of our retail sales mix by product type.
Stored Value Cards
The Starbucks Card and our other branded stored value card programs are designed to provide customers with a convenient payment method, support gifting, and increase the frequency of store visits by cardholders, in part through the related My Starbucks Rewards® loyalty program where available, as discussed below. Stored value cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, China, Brazil, and many of our markets in the EMEA segment, as well as on-line, via the Starbucks® mobile app, and through other retailers, including a number of other international locations. Customers may access their card balances by utilizing their stored value card or the Starbucks® mobile app in participating stores, which also include certain Teavana® and Evolution Fresh™ locations. Using the Mobile Order and Pay functionality of the Starbucks® mobile app, customers can also place orders in advance for pick-up at certain participating locations in the U.S. Customers who register their card in the U.S., Canada, and certain other countries are automatically enrolled in the My Starbucks Rewards® program and can receive various benefits depending on factors such as the number of reward points ("Stars") earned in a 12-month period. Refer to Note 1, Summary of Significant Accounting Policies, included in Item 8 of Part II of this 10-K, for further discussion of our stored value cards and loyalty program.
Licensed Stores
Revenues from our licensed stores accounted for 10% of total net revenues in fiscal 2015. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in our share of costs as these are primarily incurred by the licensee.
In our licensed store operations, we leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we sell coffee, tea, food and related products to licensees for resale to customers and receive royalties and license fees from the licensees. We also sell certain equipment, such as coffee brewers and espresso machines, to our licensees for use in their operations. Employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. For Teavana® and Seattle's Best Coffee®, as well as Starbucks® stores within certain markets, we also use traditional franchising and include these stores in the results of operations from our other licensed stores.

Licensed store data for the year-ended September 27, 2015:

	Stores Open as of					Stores Open as of
	Sep 28, 2014	Opened	Closed	Transfers	Net	Sep 27, 2015
Americas(1):
U.S.	4,659	357	(54)	—	303	4,962
Mexico	434	73	(1)	—	72	506
Canada	462	23	(136)	—	(113)	349
Other	241	55	—	19	74	315
Total Americas	5,796	508	(191)	19	336	6,132
China/Asia Pacific(2):
South Korea	700	149	(18)	—	131	831
China	544	244	(3)	—	241	785
Taiwan	323	41	(8)	—	33	356
Philippines	240	24	—	—	24	264
Japan	1,060	22	(15)	(1,009)	(1,002)	58
Other	625	101	(10)	—	91	716
Total China/Asia Pacific	3,492	581	(54)	(1,009)	(482)	3,010
EMEA:
U.K.	285	65	(1)	65	129	414
Turkey	220	44	(4)	—	40	260
United Arab Emirates	115	18	(2)	—	16	131
Russia	87	21	(4)	—	17	104
Spain	86	4	(1)	—	3	89
Kuwait	72	5	—	—	5	77
Saudi Arabia	67	8	(4)	—	4	71
Other	391	92	(3)	(1)	88	479
Total EMEA	1,323	257	(19)	64	302	1,625
All Other Segments:
Teavana	29	8	(2)	—	6	35
Seattle's Best Coffee	13	—	(7)	—	(7)	6
Total All Other Segments	42	8	(9)	—	(1)	41
Total licensed	10,653	1,354	(273)	(926)	155	10,808

(1)	Americas store data includes the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.

(2)
China/Asia Pacific store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

Consumer Packaged Goods
Revenues from sales of consumer packaged goods comprised 8% of total net revenues in fiscal 2015. Our consumer packaged goods business includes both domestic and international sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse clubs and specialty retail stores. It also includes revenues from product sales to and licensing revenues from manufacturers that produce and market Starbucks-, Seattle’s Best Coffee- and Tazo-branded products through licensing agreements.

Foodservice
Revenues from foodservice accounts comprised 3% of total net revenues in fiscal 2015. We sell Starbucks® and Seattle’s Best Coffee® roasted whole bean and ground coffees, a selection of premium Tazo® teas, Starbucks VIA® Ready Brew, and other coffee and tea-related products to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. We also sell our Seattle’s Best Coffee® through arrangements with national accounts. The majority of the sales in this channel come through national broadline distribution networks with SYSCO Corporation, U.S. Foodservice™, and other distributors.
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
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base "C" coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to select a date on which to "fix" the base "C" coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. Total green coffee purchase commitments as of September 27, 2015 were $1.1 billion, comprised of $819 million under fixed-price contracts and an estimated $266 million under price-to-be-fixed contracts. As of September 27, 2015, approximately $38 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. All price-to-be-fixed contracts as of September 27, 2015 were at the Company’s option to fix the base "C" coffee commodity price component. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2016.
We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.
To help ensure the future supply of high-quality green coffee, and to reinforce our leadership role in the coffee industry, Starbucks operates seven farmer support centers. The farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields.
In addition to coffee, we also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated stores. We believe, based on relationships established with our dairy suppliers, that the risk of non-delivery of sufficient fluid milk to support our stores is remote.
Products other than whole bean coffees and coffee beverages sold in Starbucks® stores include tea and a number of ready-to-drink beverages that are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as La Boulange™ pastries, breakfast sandwiches and lunch items, are purchased from national, regional and local sources. As we continue to develop our food program, we expect the amount of food products purchased to become more significant to our operations. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail stores as well as our manufacturing and distribution operations. We believe, based on relationships established with these suppliers and manufacturers, that the risk of material non-delivery of these items is remote.

Competition
Our primary competitors for coffee beverage sales are specialty coffee shops and quick-service restaurants. In almost all markets in which we do business, there are numerous competitors in the specialty coffee beverage business. We believe that our customers choose among specialty coffee retailers primarily on the basis of product quality, service and convenience, as well as price. We continue to experience direct competition from large competitors in the U.S. quick-service restaurant sector and the U.S. ready-to-drink coffee beverage market, in addition to well-established companies in many international markets. We also compete with restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.
Our coffee and tea products sold through our Channel Development segment compete directly against specialty coffees and teas sold through grocery stores, warehouse clubs, specialty retailers, convenience stores, and U.S. foodservice accounts and compete indirectly against all other coffees and teas on the market.
Trademarks, Copyrights, Patents and Domain Names
Starbucks owns and has applied to register numerous trademarks and service marks in the U.S. and in other countries throughout the world. Some of our trademarks, including Starbucks, the Starbucks logo, Tazo, Seattle’s Best Coffee, Teavana, Frappuccino, Starbucks VIA, Evolution Fresh and La Boulange are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs. In addition, Starbucks has registered and maintains numerous Internet domain names, including "Starbucks.com," "Starbucks.net," "Tazo.com," "Seattlesbest.com" and "Teavana.com."
Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season in December. Excluding the impact of a $2.8 billion cash payment in the first quarter of fiscal 2014 related to the Kraft arbitration matter, our cash flows from operations are considerably higher in the first fiscal quarter than the remainder of the year. This is largely driven by cash received as Starbucks Cards are issued to and loaded by customers during the holiday season. Since revenues from Starbucks Cards are recognized upon redemption and not when cash is loaded onto them, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. Quarterly results are also affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Employees
Starbucks employed approximately 238,000 people worldwide as of September 27, 2015. In the U.S., Starbucks employed approximately 157,000 people, with approximately 150,000 in company-operated stores and the remainder in support facilities, store development, and roasting, manufacturing, warehousing and distribution operations. Approximately 81,000 employees were employed outside of the U.S., with approximately 78,000 in company-operated stores and the remainder in regional support operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.
Executive Officers of the Registrant

Name	Age	Position
Howard Schultz	62	chairman and chief executive officer
Kevin R. Johnson	55	president and chief operating officer
Cliff Burrows	56	group president, U.S. and Americas
John Culver	55	group president, China, Asia Pacific, Channel Development and Emerging Brands
Scott Maw	48	executive vice president, chief financial officer
Lucy Lee Helm	58	executive vice president, general counsel and secretary

Howard Schultz is the founder of Starbucks Corporation and serves as the chairman and chief executive officer. Mr. Schultz has served as chairman of the board of directors since Starbucks inception in 1985, and in January 2008, he reassumed the role of president and chief executive officer. He served as president until March 2015. From June 2000 to February 2005, Mr. Schultz also held the title of chief global strategist. From November 1985 to June 2000, he served as chairman of the board and chief executive officer. From November 1985 to June 1994, Mr. Schultz also served as president. From January 1986 to July 1987, Mr. Schultz was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company. From September 1982 to December 1985, Mr. Schultz was the director of retail operations and marketing for Starbucks Coffee Company, a predecessor to the Company.
Kevin R. Johnson has served as our president and chief operating officer since March 2015 and has been a Starbucks director since March 2009. Mr. Johnson served as Chief Executive Officer of Juniper Networks, Inc., a leading provider of high-performance networking products and services, from September 2008 to December 2013. He also served on the Board of Directors of Juniper Networks from September 2008 through February 2014. Prior to joining Juniper Networks, Mr. Johnson served as President, Platforms and Services Division for Microsoft Corporation, a worldwide provider of software, services and solutions. Mr. Johnson was a member of Microsoft’s Senior Leadership Team and held a number of senior executive positions over the course of his 16 years at Microsoft. Prior to joining Microsoft in 1992, Mr. Johnson worked in International Business Machine Corp.’s systems integration and consulting business.
Cliff Burrows joined Starbucks in April 2001 and has served as group president, U.S. and Americas since July 2015. From February 2014 to June 2015, he served as group president, U.S., Americas and Teavana. From May 2013 to February 2014, he served as group president, Americas and U.S., EMEA (Europe, Middle East and Africa) and Teavana. Mr. Burrows served as president, Starbucks Coffee Americas and U.S. from October 2011 to May 2013 and as president, Starbucks Coffee U.S. from March 2008 to October 2011. He served as president, Europe, Middle East and Africa (EMEA) from April 2006 to March 2008. He served as vice president and managing director, U.K. prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and housewares retailer.
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
Scott Maw joined Starbucks in August 2011 and has served as executive vice president, chief financial officer since February 2014. From October 2012 to February 2014, he served as senior vice president, Corporate Finance and as corporate controller from August 2011 to October 2012. Prior to joining Starbucks, Mr. Maw served as chief financial officer of SeaBright Insurance Company from February 2010 to August 2011. From October 2008 to February 2010, Mr. Maw served as chief financial officer of the Consumer Banking division of JPMorgan Chase & Co., having held a similar position at Washington Mutual Bank prior to its acquisition by Chase. From 1994 to 2003, he served in various finance leadership positions at General Electric Company.
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

•	Economic conditions in the U.S. and international markets could adversely affect our business and financial results.
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

We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience and for our corporate social responsibility programs. The Starbucks brand is recognized throughout the world and we have received high ratings in global brand value studies. To be successful in the future, particularly outside of the U.S., where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities.
Additionally, our business strategy, including our plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of business partners, including licensee and joint venture relationships, particularly in our international markets, and third party manufacturers, distributors and retailers, particularly in our international Channel Development business. Licensees and foodservice operators are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, certain of these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures they may face. We believe customers expect the same quality of products and service from our licensees and foodservice providers as they do from us and we strive to ensure customers receive the same quality of products and service experience whether they visit a company-operated store, licensed store or foodservice location. We also source our food, beverage and other products from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases such products are produced or sourced by our licensees directly.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust, such as actual or perceived breaches of privacy, contaminated food, recalls or other potential incidents discussed in this risk factors section, particularly if the incidents receive considerable publicity, including rapidly through social or digital media, or result in litigation, can significantly reduce brand value and have a negative impact on our financial results. Consumer demand for our products and our brand equity could diminish significantly if we or our licensees or other business partners fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, fail to comply with laws and regulations or fail to deliver a consistently positive consumer experience in each of our markets. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, including from unauthorized uses of our brand or other of our intellectual property assets, can erode consumer trust and our brand value and have a negative impact on our financial results.

•
The unauthorized access, theft or destruction of customer or employee personal, financial or other data or of Starbucks proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

Our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems and rewards programs, and for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third party business partners and service providers, can contain personal, financial or other information that is entrusted to us by our customers and employees. Our information technology systems also contain Starbucks proprietary and other confidential information related to our business, such as business plans, product development initiatives and designs. Similar to many other retail companies and because of the prominence of our brand, we have experienced frequent attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use or destruction of customers' or employees' data or that of the Company stored in such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain or attract new customers and the potential disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S. and international privacy and other laws, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to these incidents. Such failure to properly respond could also result in similar exposure to liability. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
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

Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food processing, grocery and quick-service restaurant sectors and could affect us as well. Any report linking us to the use of unclean water, food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage our brand value and severely hurt sales of our food products, including our beverages, and possibly lead to product liability claims, litigation (including class actions) or damages. Clean water is critical to the preparation of coffee and tea beverages and our ability to ensure a clean water supply to our stores can be limited, particularly in some international locations. We are also continuing to incorporate more products in our food lineup that require freezing or refrigeration, including produce (such as fruits and vegetables in our salads and juices), dairy products (such as milk and cheeses) and meats. If customers become ill from food-borne illnesses, tampering, contamination, mislabeling or other food-safety issues, we could be forced to temporarily close some stores and/or supply chain facilities, as well as recall products. In addition, instances of food-safety issues, even those involving solely the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could, by resulting in negative publicity about us or the foodservice industry in general, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of food-safety concerns or negative publicity, or as a result of a temporary closure of any of our stores, product recalls or food-safety claims or litigation, could materially harm our business and results of operations.
Some of our products contain caffeine, dairy products, sugar and other compounds, the health effects of which are the subject of public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other compounds can lead to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations.

•
We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business and could adversely affect our financial results.

We rely heavily on information technology systems across our operations, including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, mobile technology, including mobile payments and ordering apps, reloads and loyalty functionality and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, integrity and capacity of these systems. We also rely on third party providers and platforms for some of these information technology systems and support, including a small number of large third party providers for some of our administrative functions. Additionally, our systems are not fully redundant within a market or across our markets. As a result, we may be unable to use information systems in one market to cover system failures in such market or another market. Although we have security measures in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, catastrophic events, problems with transitioning to upgraded or replacement systems or platforms, flaws in third party software, errors by our employees or third party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks discussed in more detail in this risk factors section. If our disaster recovery and business continuity plans do not resolve these issues in an effective manner they could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results.

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
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:

•	being an employer of choice and investing in employees to deliver a superior customer experience;

•	building our leadership position around coffee;

•	increasing the scale of the Starbucks store footprint with disciplined global expansion and introducing flexible and unique store formats;

•	creating new occasions in stores across all dayparts with new product offerings;

•	continuing the global growth of our Channel Development business;

•	delivering continued growth in our tea business through the Teavana brand; and

•	driving convenience and brand engagement through our mobile, loyalty and digital capabilities.
In addition to other factors listed in this risk factors section, factors that may adversely affect the successful implementation of these initiatives, which could adversely impact our business and financial results, include the following:

•
increases in labor costs, both domestically and internationally, such as general market and minimum wage levels and investing in competitive compensation, increased health care and workers’ compensation insurance costs and other benefits to attract and retain high quality employees, whether due to regulatory mandates or changing industry practices;

•	increasing competition in channels in which we operate or seek to operate from new and existing large competitors that sell high-quality specialty coffee beverages;

•
construction cost increases associated with new store openings and remodeling of existing stores; delays in store openings for reasons beyond our control or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets in the U.S. and internationally;

•	not successfully scaling our supply chain infrastructure as our product offerings increase and as we continue to expand;

•	the ability of our licensee partners to implement our growth platforms and product innovation;

•
lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands (such as the global expansion of Teavana) and platforms (such as mobile technology), or customers reducing their demand for our current offerings as new products are introduced;

•	the degree to which we enter into, maintain, develop and are able to negotiate appropriate terms and conditions of, and enforce, commercial and other agreements;

•	not successfully consummating favorable strategic transactions or integrating acquired businesses; and

•	the deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives.
Additionally, our Channel Development business is also in part dependent on the level of support our retail business partners provide our products, and in some markets there are only a few retailers. If our retail business partners do not provide sufficient levels of support for our products, which is at their discretion, it could limit our ability to grow our Channel Development business. Also, a relatively small number of licensee partners own a large number of licensed stores. If such licensee partners are not able to access sufficient funds or financing, or are otherwise unable to successfully operate and grow their businesses, including their licensed stores, it could adversely affect our results in the markets in which they operate their licensed stores.
Effectively managing growth can be challenging, particularly as we continue to expand into new channels outside the retail store model, increase our focus on our Channel Development and Teavana businesses, and expand into new markets internationally where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high-quality raw materials, to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience. Furthermore, if we are not successful in implementing these strategic initiatives, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.

•	We face intense competition in each of our channels and markets, which could lead to reduced profitability.
The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, and price, and we face significant and increasing competition in all these areas in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the U.S., the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could lead to decreases in customer traffic to Starbucks® stores and/or average value per transaction adversely affecting our sales and results of operations. Similarly, continued competition from well-established competitors in our international markets could hinder growth and adversely affect our sales and results of operations in those markets. Increased competition in the U.S. packaged coffee and tea and single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of the Channel Development segment. Additionally, declines in general consumer demand for specialty coffee products for any reason, including due to consumer preference for other products, could have a negative effect on our business.

•	We are highly dependent on the financial performance of our Americas operating segment.
Our financial performance is highly dependent on our Americas operating segment, as it comprised approximately 69% of consolidated total net revenues in fiscal 2015. If the Americas operating segment revenue trends slow or decline, especially in our U.S. and Canada markets, our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the Americas segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international business and other initiatives and for returning cash to shareholders.

•	We are increasingly dependent on the success of our CAP and EMEA operating segments in order to achieve our growth targets.
Our future growth increasingly depends on the growth and sustained profitability of our CAP and EMEA operating segments. Some or all of our international market business units ("MBUs"), which we generally define by the countries in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of these international operations may be adversely affected by economic downturns in one or more of the countries in which our large MBUs operate. In particular, both our China and Japan MBUs contribute meaningfully to both net revenues and earnings for our CAP segment. In the EMEA segment, our UK MBU accounts for a significant portion of the net revenues. A decline in performance of any of these MBUs could have a material adverse impact on the results of our international operations.

Additionally, some factors that will be critical to the success of the CAP and EMEA segments are different than those affecting our U.S. stores and licensees. Tastes naturally vary by region, and consumers in some MBUs may not embrace our products to the same extent as consumers in the U.S. or other international markets. Occupancy costs and store operating expenses can be higher internationally than in the U.S. due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to more developed operations, such as in the U.S. Additionally, our international joint venture partners or licensees may face capital constraints or other factors that may limit the speed at which they are able to expand and develop in a certain market.
Our international operations are also subject to additional inherent risks of conducting business abroad, such as:

•	foreign currency exchange rate fluctuations, or requirements to transact in specific currencies;

•	changes or uncertainties in economic, legal, regulatory, social and political conditions in our markets;

•	interpretation and application of laws and regulations;

•
restrictive actions of foreign or U.S. governmental authorities affecting trade and foreign investment, especially during periods of heightened tension between the U.S. and such foreign governmental authorities, including protective measures such as export and customs duties and tariffs, government intervention favoring local competitors, and restrictions on the level of foreign ownership;

•	import or other business licensing requirements;

•	the enforceability of intellectual property and contract rights;

•	limitations on the repatriation of funds and foreign currency exchange restrictions due to current or new U.S. and international regulations;

•	in developing economies, the growth rate in the portion of the population achieving sufficient levels of disposable income may not be as fast as we forecast;

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

We also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to tea and those related to food inputs, such as cocoa, produce, baking ingredients, meats, eggs and energy, as well as the processing of these inputs, are important to our operations. Increases in the cost of dairy products and other commodities, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could have an adverse impact on our profitability.

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
Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could adversely impact our business, financial condition and/or results of operations:

•	increases in real estate costs in certain domestic and international markets;

•	adverse outcomes of litigation; and

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
Additionally, our food, beverage and other products are sourced from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases are produced or sourced by our licensees directly. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. For certain products, we may rely on one or very few suppliers or vendors. A vendor's or supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues, especially for those products for which we rely on one or few suppliers or vendors, could negatively impact our business and profitability.

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
Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. We must continue to recruit, retain and motivate management and other employees sufficiently, both to maintain our current business and to execute our strategic initiatives, some of which involve ongoing expansion in business channels outside of our traditional company-operated store model. Our success also depends substantially on the contributions and abilities of our retail store employees whom we rely on to give customers a superior in-store experience and elevate our brand. Accordingly, our performance depends on our ability to recruit and retain high quality employees to work in and manage our stores, both domestically and internationally. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

•	Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable trade, labor, healthcare, privacy, food, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure by us or our business partners to comply with the various laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The significant properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
Rancho Cucamonga, CA	265,000	Manufacturing
San Francisco, CA	79,000	Warehouse and distribution
Stratford, CT	81,000	Warehouse and distribution
Augusta, GA	131,000	Manufacturing
Minden, NV (Carson Valley)	360,000	Roasting and distribution
York, PA	888,000	Roasting, distribution and warehouse
Gaston, SC (Sandy Run)	117,000	Roasting and distribution
Lebanon, TN	680,000	Distribution center
Auburn, WA	491,000	Warehouse and distribution
Kent, WA	510,000	Roasting and distribution
Seattle, WA	1,004,000	Corporate administrative
Amsterdam, Netherlands	97,000	Roasting and distribution
Samutprakarn, Thailand	81,000	Warehouse and distribution
We own our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 27, 2015, Starbucks had 12,235 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses.

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
The following table shows the quarterly high and low sale prices per share of Starbucks common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated, as adjusted to give effect to the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies, included in Item 8 of Part II of this 10-K:

	High	Low	Cash Dividends Declared
Fiscal 2015:
Fourth Quarter	$59.32	$42.05	$0.20
Third Quarter	54.75	46.28	0.16
Second Quarter	49.60	39.28	0.16
First Quarter	42.10	35.39	0.16
Fiscal 2014:
Fourth Quarter	$40.32	$36.89	$0.16
Third Quarter	39.18	33.97	0.13
Second Quarter	39.42	34.34	0.13
First Quarter	41.25	37.23	0.13
As of November 6, 2015, we had approximately 17,900 shareholders of record. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, and other factors that the Board of Directors considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of our common stock during the quarter ended September 27, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period(1)
June 29, 2015 — July 26, 2015	7,503,869	$55.14	7,503,869	53,497,642
July 27, 2015 — August 23, 2015	200,780	52.03	200,780	53,296,862
August 24, 2015 — September 27, 2015	592,087	56.63	592,087	52,704,775
Total	8,296,736	$55.17	8,296,736

(1)	Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2015.

(2)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On November 15, 2012, we publicly announced the authorization of up to 50 million shares, as adjusted to give effect to the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies, included in Item 8 of Part II of this 10-K. On July 23, 2015, we publicly announced the authorization of up to an additional 50 million shares. These authorizations have no expiration date.

Performance Comparison Graph
The following graph depicts the total return to shareholders from October 3, 2010 through September 27, 2015, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index, and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of October 3, 2010, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Oct 3, 2010	Oct 2, 2011	Sep 30, 2012	Sep 29, 2013	Sep 28, 2014	Sep 27, 2015
Starbucks Corporation	$100.00	$146.04	$201.46	$311.59	$307.16	$480.45
S&P 500	100.00	101.14	131.69	157.17	188.18	187.02
NASDAQ Composite	100.00	103.65	136.22	168.91	202.57	208.69
S&P Consumer Discretionary	100.00	106.17	145.07	191.26	213.77	241.95

Item 6.	Selected Financial Data
The following selected financial data is derived from the consolidated financial statements. All per-share data has been retroactively adjusted to give effect to the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies, included in Item 8 of Part II of this 10-K. The data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and the consolidated financial statements and notes.
Financial Information (in millions, except per share data):

As of and for the Fiscal Year Ended (1)	Sep 27, 2015 (52 Wks)	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)

Results of Operations
Net revenues:
Company-operated stores	$15,197.3	$12,977.9	$11,793.2	$10,534.5	$9,632.4
Licensed stores	1,861.9	1,588.6	1,360.5	1,210.3	1,007.5
CPG, foodservice and other	2,103.5	1,881.3	1,713.1	1,532.0	1,060.5
Total net revenues	$19,162.7	$16,447.8	$14,866.8	$13,276.8	$11,700.4
Operating income/(loss)(2)	$3,601.0	$3,081.1	$(325.4)	$1,997.4	$1,728.5
Net earnings including noncontrolling interests(2)	2,759.3	2,067.7	8.8	1,384.7	1,248.0
Net earnings attributable to noncontrolling interests	1.9	(0.4)	0.5	0.9	2.3
Net earnings attributable to Starbucks(2)	2,757.4	2,068.1	8.3	1,383.8	1,245.7
EPS — diluted(2)	1.82	1.35	0.01	0.90	0.81
Cash dividends declared per share	0.680	0.550	0.445	0.360	0.280
Net cash provided by operating activities	3,749.1	607.8	2,908.3	1,750.3	1,612.4
Capital expenditures (additions to property, plant and equipment)	1,303.7	1,160.9	1,151.2	856.2	531.9
Balance Sheet
Total assets	$12,446.1	$10,752.9	$11,516.7	$8,219.2	$7,360.4
Long-term debt (including current portion)	2,347.5	2,048.3	1,299.4	549.6	549.5
Shareholders’ equity	5,818.0	5,272.0	4,480.2	5,109.0	4,384.9

(1)	Our fiscal year ends on the Sunday closest to September 30.

(2)
Fiscal 2013 results include a pretax charge of $2,784.1 million resulting from the conclusion of our arbitration with Kraft Foods Global, Inc. The impact of this charge to net earnings attributable to Starbucks and diluted EPS, net of the related tax benefit, was $1,713.1 million and $1.12 per share, respectively.

Comparable Store Sales:

Fiscal Year Ended	Sep 27, 2015 (52 Wks)	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)

Percentage change in comparable store sales(3)
Americas
Sales growth	7%	6%	7%	8%	8%
Change in transactions	3%	2%	5%	6%	5%
Change in ticket	4%	3%	2%	2%	2%
China/Asia Pacific
Sales growth	9%	7%	9%	15%	22%
Change in transactions	8%	6%	7%	11%	20%
Change in ticket	1%	—%	2%	3%	2%
EMEA
Sales growth	4%	5%	—%	—%	3%
Change in transactions	2%	3%	2%	—%	3%
Change in ticket	1%	2%	(2)%	—%	—%
Consolidated
Sales growth	7%	6%	7%	7%	8%
Change in transactions	3%	3%	5%	6%	6%
Change in ticket	4%	3%	2%	1%	2%

(3)	Includes only Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates.

Store Count Data:

As of and for the Fiscal Year Ended	Sep 27, 2015 (52 Wks)	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)	Oct 2, 2011 (52 Wks)

Net stores opened/(closed) and transferred during the year:
Americas(4,5)
Company-operated stores	276	317	276	228	32
Licensed stores	336	381	404	280	215
China/Asia Pacific (6,7)
Company-operated stores	1,320	250	239	152	74
Licensed stores	(482)	492	349	296	192
EMEA(8)
Company-operated stores	(80)	(9)	(29)	10	25
Licensed stores	302	180	129	101	79
All Other Segments (9)
Company-operated stores	6	12	343	—	6
Licensed stores(10)	(1)	(24)	(10)	(4)	(478)
Total	1,677	1,599	1,701	1,063	145
Stores open at year end:
Americas (4,5)
Company-operated stores	8,671	8,395	8,078	7,802	7,574
Licensed stores	6,132	5,796	5,415	5,011	4,731
China/Asia Pacific(6,7)
Company-operated stores	2,452	1,132	882	643	491
Licensed stores	3,010	3,492	3,000	2,651	2,355
EMEA(8)
Company-operated stores	737	817	826	855	845
Licensed stores	1,625	1,323	1,143	1,014	913
All Other Segments (9)
Company-operated stores	375	369	357	14	14
Licensed stores (10)	41	42	66	76	80
Total	23,043	21,366	19,767	18,066	17,003

(4)
Americas store data has been adjusted for the sale of store locations in Chile to a joint venture partner in the fourth quarter of fiscal 2013 by reclassifying historical information from company-operated stores to licensed stores, and to exclude Seattle's Best Coffee and Evolution Fresh, which are reported within All Other Segments.

(5)	Americas store data includes the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.

(6)	China/Asia Pacific store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014.

(7)
China/Asia Pacific store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

(8)
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
General
Our fiscal year ends on the Sunday closest to September 30. The fiscal years ended on September 27, 2015, September 28, 2014 and September 29, 2013 all included 52 weeks. Starbucks 2016 fiscal year will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.
Financial Highlights

•	Total net revenues increased 17% to $19.2 billion in fiscal 2015 compared to $16.4 billion in fiscal 2014.

•	Global comparable store sales grew 7% driven by a 4% increase in average ticket and a 3% increase in the number of transactions.

•
Consolidated operating income increased to $3.6 billion in fiscal 2015 compared to operating income of $3.1 billion in fiscal 2014. Fiscal 2015 operating margin was 18.8% compared to 18.7% in fiscal 2014. The operating margin expansion was primarily driven by sales leverage, partially offset by the impact of our ownership change in Starbucks Japan and increased salaries and benefits due to increased store partner (employee) investments.

•
Earnings per share ("EPS") for fiscal 2015 increased to $1.82, compared to EPS of $1.35 in fiscal 2014, primarily due to the gain resulting from the fair value adjustment of our preexisting equity interest in Starbucks Japan upon acquisition, which increased EPS by $0.26 per share in fiscal 2015. The remaining increase was primarily due to improved sales leverage and the incremental tax benefit related to domestic manufacturing deductions claimed for the current year and on U.S. corporate income tax returns for fiscal years 2010 through 2014.

•
Cash flows from operations were $3.7 billion in fiscal 2015 compared to $607.8 million in fiscal 2014. The increase was primarily driven by lapping the prior year payment of $2.8 billion for the Kraft arbitration matter. The remaining change of $377 million was primarily due to strong earnings, partially offset by unfavorable changes in working capital accounts, mainly due to timing.

•	Capital expenditures were $1.3 billion in fiscal 2015 compared to $1.2 billion in fiscal 2014.

•	We returned $2.4 billion to our shareholders in fiscal 2015 through share repurchases and dividends compared to $1.6 billion in fiscal 2014.
Overview
Starbucks results for fiscal 2015 demonstrate the continued strength of our global business model and our ability to successfully make disciplined investments in our business and our partners (employees). Our net revenues grew 17% over fiscal 2014 and all reportable segments drove an increase in consolidated operating income. Consolidated operating margin expanded to 18.8% from 18.7% in fiscal 2014, largely driven by sales leverage, partially offset by the 90 basis point impact of our ownership change in Starbucks Japan as well as increased salaries and benefits due to investments in our store partners (employees) in the Americas segment. The ownership change in Starbucks Japan reflects the change in accounting from a joint venture to a consolidated market and includes the acquisition-related transaction and integration costs.
The Americas segment continued to perform well in fiscal 2015, with revenues growing 11% to $13.3 billion, primarily driven by comparable store sales growth of 7%, comprised of a 4% increase in average ticket and a 3% increase in number of transactions, as well as incremental revenues from 612 net new store openings over the last 12 months. Growth in our core beverages, paired with the success of our food offerings and beverage innovation, drove the increase in comparable store sales. Americas operating margin grew 80 basis points to 24.2% in fiscal 2015, primarily driven by sales leverage, partially offset by increased salaries and benefits due to investments in our store partners (employees) and digital platforms related to in-store initiatives. Looking forward, we expect to continue to drive revenue growth and moderate margin expansion through new stores and leveraging investments in both our store partners (employees) and our digital platforms, such as Mobile Order and Pay.
Our fiscal 2015 China/Asia Pacific segment results reflect the impact of fully consolidating Starbucks Japan since October 31, 2014. Incremental revenues from the change in ownership of Starbucks Japan were the primary driver of the 112% increase in segment revenues, to $2.4 billion. Also contributing were increased sales from the opening of 767 net new stores over the past year, along with a 9% increase in comparable store sales, primarily driven by an 8% increase in transactions. Operating income grew 34%, to $501 million, while operating margin declined 1,210 basis points to 20.9%. The overall operating margin decline was due to the 1,410 basis point impact of the ownership change in Starbucks Japan, which was partially offset by 200 basis points of expansion primarily due to sales leverage. We expect this segment will become a more significant contributor to overall company revenue growth in the future as we look forward to continued net new store openings and the first full year of consolidating Starbucks Japan. In fiscal 2016, we also expect China to continue to move towards being one of our largest international markets, primarily driven by expanding our retail store presence and increasing transaction growth.
Our EMEA segment revenues declined 6% to $1.2 billion, primarily driven by unfavorable foreign currency translation of approximately $116 million. This was partially offset by revenue growth of $38 million that was primarily driven by incremental revenues from 238 net new licensed store openings over the past year. EMEA operating margin expanded 460 basis points to 13.8% in fiscal 2015, primarily due to sales leverage driven by our ongoing portfolio shift to higher-margin licensed stores. We expect our continued disciplined licensed store expansion and focus on the customer experience in this region will result in improved operating performance, with operating margin approaching 15% in fiscal 2016.
The Channel Development segment revenues grew 12% to $1.7 billion in fiscal 2015, primarily due to increased sales of premium single-serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs, and improved packaged coffee sales. Operating margin increased 180 basis points to 37.8%, primarily driven by leverage on cost of sales and increased income due to strong performance by our North American Coffee Partnership joint venture. We continue to expand customer occasions outside of our retail stores and through our developing international presence. For fiscal 2016, we expect moderate margin expansion primarily driven by growing our premium single-serve category with innovative new beverages, including the ready-to-drink market.
Fiscal 2016 — The View Ahead
For fiscal 2016, we expect revenue growth in excess of 10%, driven by strong comparable store sales slightly above the mid-single digits, the addition of approximately 1,800 net new stores, and a 53rd fiscal week, which is expected to contribute an incremental 2% to our revenue growth rate. Approximately one-half of net new store openings will be in our China/Asia Pacific segment, with approximately 40% coming from the Americas and the remaining 10% from the EMEA segment.
We expect consolidated operating margin and earnings per share to increase slightly in fiscal 2016 when compared to our fiscal 2015 results, primarily due to leverage on revenue growth and a 53rd fiscal week, which we expect to contribute approximately $0.06 to earnings per share, partially offset by continued investments in our store partners (employees) in the Americas segment and the development of these initiatives in our international markets, as well as digital innovation.
The effective tax rate for fiscal 2016 is expected to be between 34% to 35%.
Capital expenditures in fiscal 2016 are expected to be approximately $1.4 billion, primarily for new stores and store renovations, as well as for other investments to support our ongoing growth initiatives.
Acquisitions and Divestitures
See Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.
RESULTS OF OPERATIONS — FISCAL 2015 COMPARED TO FISCAL 2014
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	% Change
Net revenues:
Company-operated stores	$15,197.3	$12,977.9	17.1%
Licensed stores	1,861.9	1,588.6	17.2
CPG, foodservice and other	2,103.5	1,881.3	11.8
Total net revenues	$19,162.7	$16,447.8	16.5%
Total net revenues increased $2.7 billion, or 17%, over fiscal 2014, primarily due to increased revenues from company-operated stores (contributing $2.2 billion). The growth in company-operated store revenues was primarily driven by incremental revenues from the acquisition of Starbucks Japan (approximately $1.1 billion), an increase in comparable store sales (approximately 7% growth, or $852 million) and incremental revenues from 550 net new Starbucks® company-operated store openings over the past 12 months (approximately $590 million). Partially offsetting these increases was the impact of unfavorable foreign currency translation (approximately $252 million).

Licensed store revenue growth also contributed $273 million to the increase in total net revenues, primarily resulting from the opening of 1,075 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales as well as increased La Boulange food sales to our licensees in the Americas segment. Partially offsetting these increases was a decrease in licensed store revenues resulting from the impact of our ownership change in Starbucks Japan (approximately $45 million).
CPG, foodservice and other revenues increased $222 million, primarily due to increased sales of premium single-serve products (approximately $116 million), U.S. packaged coffee (approximately $55 million) and foodservice sales (approximately $40 million).
Operating Expenses

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
			% of Total Net Revenues
Cost of sales including occupancy costs	$7,787.5	$6,858.8	40.6%	41.7%
Store operating expenses	5,411.1	4,638.2	28.2	28.2
Other operating expenses	522.4	457.3	2.7	2.8
Depreciation and amortization expenses	893.9	709.6	4.7	4.3
General and administrative expenses	1,196.7	991.3	6.2	6.0
Litigation credit	—	(20.2)	—	(0.1)
Total operating expenses	15,811.6	13,635.0	82.5	82.9
Income from equity investees	249.9	268.3	1.3	1.6
Operating income	$3,601.0	$3,081.1	18.8%	18.7%
Store operating expenses as a % of related revenues			35.6%	35.7%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 110 basis points, primarily driven by sales and operating leverage on cost of sales (approximately 60 basis points), driven by strong sales and initiatives in our supply chain, such as improvements in sourcing, as well as sales leverage on occupancy costs (approximately 40 basis points).
Store operating expenses were flat as a percentage of total net revenues. Store operating expenses as a percentage of company-operated store revenues, decreased 10 basis points, primarily driven by sales leverage (approximately 50 basis points) and decreased expenses, largely salaries and benefits, due to the shift to more licensed stores in EMEA (approximately 40 basis points), partially offset by increased investments in store partners (employees) and digital platforms related to in-store initiatives (approximately 100 basis points) in the Americas segment.
Other operating expenses as a percentage of total net revenues decreased 10 basis points. Excluding the impact of company-operated store revenues, other operating expenses were flat, primarily due to sales leverage (approximately 70 basis points), partially offset by increased marketing (approximately 20 basis points), largely due to timing, the impairment of certain assets in the Americas segment (approximately 20 basis points) and the impact of our ownership change in Starbucks Japan (approximately 20 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 40 basis points, primarily due to the impact of our ownership change in Starbucks Japan (approximately 30 basis points).
General and administrative expenses as a percentage of total net revenues increased 20 basis points, primarily driven by the impact of our ownership change in Starbucks Japan (approximately 10 basis points).
The $20 million decrease in litigation credit for fiscal 2015 was due to lapping a prior year credit related to a reduction of our estimated prejudgment interest payable associated with the Kraft arbitration, as a result of paying our obligation earlier than anticipated.
Income from equity investees decreased $18 million, primarily due to the impact of our ownership change in Starbucks Japan and the absence of income from our Malaysia joint venture sold in the fourth quarter of fiscal 2014, partially offset by improved performance from our North American Coffee Partnership and China joint ventures. As a percentage of total revenues, income from equity investees decreased 30 basis points, primarily due to the impact of our ownership change in Starbucks Japan (approximately 30 basis points).
The overall increase in operating margin of 10 basis points was driven by the changes discussed above, including the impact of our ownership change in Starbucks Japan and the acquisition-related transaction and integration costs, which contributed unfavorably to operating margin (approximately 90 basis points).

Other Income and Expenses

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
			% of Total Net Revenues
Operating income	$3,601.0	$3,081.1	18.8%	18.7%
Gain resulting from acquisition of joint venture	390.6	—	2.0	—
Loss on extinguishment of debt	(61.1)	—	(0.3)	—
Interest income and other, net	43.0	142.7	0.2	0.9
Interest expense	(70.5)	(64.1)	(0.4)	(0.4)
Earnings before income taxes	3,903.0	3,159.7	20.4	19.2
Income taxes	1,143.7	1,092.0	6.0	6.6
Net earnings including noncontrolling interests	2,759.3	2,067.7	14.4	12.6
Net earnings/(loss) attributable to noncontrolling interests	1.9	(0.4)	—	—
Net earnings attributable to Starbucks	$2,757.4	$2,068.1	14.4%	12.6%
Effective tax rate including noncontrolling interests			29.3%	34.6%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
During the fourth quarter of fiscal 2015, we recorded a loss of $61 million related to the redemption of our $550 million of 6.250% Senior Notes (the "2017 notes"), which were originally scheduled to mature in August 2017. The loss primarily relates to the optional redemption premium outlined in the 2017 notes indenture, as well as expenses related to the previously capitalized original issuance costs and accelerated amortization of the unamortized discount.
Net interest income and other decreased $100 million, primarily due to lapping the gain on the sale of our equity interest in our Malaysia joint venture (approximately $68 million) in the prior year and net unfavorable fair value adjustments from derivative instruments used to manage our risk of commodity price fluctuations (approximately $25 million) in fiscal 2015.
Interest expense increased $6 million primarily due to incurring a full quarter of interest in the first quarter of fiscal 2015 on the long-term debt we issued in December of fiscal 2014 as well as the reclassification of $2 million from accumulated other comprehensive income to interest expense related to remaining unrecognized losses from interest rate contracts associated with the 2017 notes redeemed in the fourth quarter of fiscal 2015.
Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items that may occur in any given year, but are not consistent from year to year. The effective tax rate for fiscal 2015 was 29.3% compared to 34.6% for fiscal 2014. The decrease in the rate for fiscal 2015 was primarily due to the 3.7% impact of the gain associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition, which was almost entirely non-taxable, as well as the 1.5% incremental tax benefit related to domestic manufacturing deductions claimed in fiscal 2015 on U.S. corporate income tax returns for fiscal years 2010 through 2015.

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$11,925.6	$10,866.5	89.7%	90.7%
Licensed stores	1,334.4	1,074.9	10.0	9.0
Foodservice and other	33.4	39.1	0.3	0.3
Total net revenues	13,293.4	11,980.5	100.0	100.0
Cost of sales including occupancy costs	4,845.0	4,487.0	36.4	37.5
Store operating expenses	4,387.9	3,946.8	33.0	32.9
Other operating expenses	122.8	100.4	0.9	0.8
Depreciation and amortization expenses	522.3	469.5	3.9	3.9
General and administrative expenses	192.1	167.8	1.4	1.4
Total operating expenses	10,070.1	9,171.5	75.8	76.6
Operating income	$3,223.3	$2,809.0	24.2%	23.4%
Store operating expenses as a % of related revenues			36.8%	36.3%
Revenues
Americas total net revenues for fiscal 2015 increased $1.3 billion, or 11%, primarily due to increased revenues from company-operated stores (contributing $1.1 billion) and licensed stores (contributing $260 million).
The increase in company-operated store revenues was driven by a 7% increase in comparable store sales (approximately $745 million), as well as incremental revenues from 318 net new Starbucks® company-operated store openings over the past 12 months (approximately $455 million). Partially offsetting these increases was unfavorable foreign currency translation (approximately $139 million), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
The increase in licensed store revenues was primarily due to higher product sales to and royalty revenues from our licensees, resulting from increased La Boulange™ food sales to our licensees beginning in the first quarter of fiscal 2015, as well as the opening of 317 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 110 basis points, primarily driven by leverage on cost of sales (approximately 60 basis points), lower commodity costs (approximately 30 basis points), mainly dairy, and sales leverage on occupancy costs (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues increased 10 basis points. As a percentage of company-operated store revenues, store operating expenses increased 50 basis points, primarily driven by increased investments in store partners (employees) and digital platforms related to in-store initiatives (approximately 130 basis points), partially offset by sales leverage (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues increased 10 basis points. Excluding the impact of company-operated store revenues, other operating expenses were flat, primarily driven by sales leverage (approximately 60 basis points), offset by the impairment of certain assets in the region (approximately 60 basis points).
Depreciation and amortization expenses as a percentage of total revenues were flat, primarily driven by sales leverage (approximately 10 basis points), offset by incremental costs from investments in our existing store portfolio (approximately 10 basis points).
The combination of these changes resulted in an overall increase in operating margin of 80 basis points over fiscal 2014.

China/Asia Pacific

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
			As a % of China/Asia Pacific Total Net Revenues
Net revenues:
Company-operated stores	$2,127.3	$859.4	88.8%	76.1%
Licensed stores	264.4	270.2	11.0	23.9
Foodservice and other	4.2	—	0.2	—
Total net revenues	2,395.9	1,129.6	100.0	100.0
Cost of sales including occupancy costs	1,071.5	547.4	44.7	48.5
Store operating expenses	609.8	221.1	25.5	19.6
Other operating expenses	62.2	48.0	2.6	4.2
Depreciation and amortization expenses	150.7	46.1	6.3	4.1
General and administrative expenses	120.8	58.5	5.0	5.2
Total operating expenses	2,015.0	921.1	84.1	81.5
Income from equity investees	119.6	164.0	5.0	14.5
Operating income	$500.5	$372.5	20.9%	33.0%
Store operating expenses as a % of related revenues			28.7%	25.7%
Discussion of our China/Asia Pacific segment results below reflects the impact of fully consolidating Starbucks Japan due to the ownership change from an equity method joint venture to a company-operated market since the acquisition date of October 31, 2014. Under the joint venture model, we recognized royalties and product sales within revenue and related product cost of sales as well as our proportionate share of Starbucks Japan's net earnings, which we recognized within income from equity investees. This resulted in a lower gross margin and a very high operating margin. Under the company-operated ownership model, Starbucks Japan's operating results are reflected in most income statement lines of this segment and have an operating margin more in line with that of our other retail businesses.
Revenues
China/Asia Pacific total net revenues for fiscal 2015 increased $1.3 billion, or 112%, largely due to increased revenues from company-operated stores (approximately $1.3 billion). The increase in company-operated store revenues was primarily driven by incremental revenues from the acquisition of Starbucks Japan (approximately $1.1 billion). Also contributing were incremental revenues from the opening of 247 net new company-operated stores over the past 12 months (approximately $160 million) and a 9% increase in comparable store sales (approximately $74 million).
Licensed store revenues decreased $6 million, primarily due to our ownership change in Starbucks Japan to mostly company-operated stores (approximately $45 million). This decrease was partially offset by increased product sales to and royalty revenues from licensees (approximately $27 million), resulting from the opening of 520 net new licensed store openings over the past 12 months, improved comparable store sales, and incremental revenues from the ownership changes in Australia and Malaysia (approximately $17 million) in the fourth quarter of fiscal 2014.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 380 basis points, primarily due to the impact of our ownership change in Starbucks Japan (approximately 230 basis points) and the shift in our cost of sales mix resulting from growth of company-operated stores, which have a higher gross margin (approximately 50 basis points). Sales leverage (approximately 40 basis points) also contributed.
Store operating expenses as a percentage of total net revenues increased 590 basis points. As a percentage of company-operated store revenues, store operating expenses increased 300 basis points, primarily driven by the impact of our ownership change in Starbucks Japan (approximately 410 basis points), partially offset by the sale of our Australia retail operations in the fourth quarter of fiscal 2014 (approximately 70 basis points) and sales leverage (approximately 50 basis points).
Other operating expenses as a percentage of total net revenues decreased 160 basis points. Excluding the impact of company-operated store revenues, other operating expenses increased 540 basis points, primarily due to the impact of our ownership change in Starbucks Japan (approximately 350 basis points) as well as increased salaries and benefits largely due to increased headcount to support growth in our China market (approximately 150 basis points).

Depreciation and amortization expenses as a percentage of total revenues increased 220 basis points, primarily due to the impact of our ownership change in Starbucks Japan (approximately 210 basis points).
General and administrative expenses as a percentage of total revenues decreased 20 basis points, primarily due to sales leverage (approximately 40 basis points) and the impact of the sale of our Australia retail operations in the fourth quarter of fiscal 2014 (approximately 20 basis points), which includes lapping professional fees associated with the sale. The impact of our ownership change in Starbucks Japan contributed unfavorably (approximately 60 basis points).
Income from equity investees decreased $44 million, primarily due to the impact of our ownership change in Starbucks Japan and absence of income from our Malaysia joint venture sold in the fourth quarter of fiscal 2014, partially offset by improved performance from our China joint venture. As a percentage of total net revenues, income from equity investees declined 950 basis points, primarily due to the impact of our ownership change in Starbucks Japan (approximately 870 basis points).
The overall decrease in operating margin of 1,210 basis points over fiscal 2014 was primarily driven by the impact of our ownership change in Starbucks Japan (approximately 1,410 basis points), partially offset by 200 basis points of margin expansion driven by the other items discussed above.
EMEA

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$911.2	$1,013.8	74.9%	78.3%
Licensed stores	257.2	238.4	21.1	18.4
Foodservice	48.3	42.6	4.0	3.3
Total net revenues	1,216.7	1,294.8	100.0	100.0
Cost of sales including occupancy costs	582.5	646.8	47.9	50.0
Store operating expenses	308.7	365.8	25.4	28.3
Other operating expenses	51.8	48.2	4.3	3.7
Depreciation and amortization expenses	52.0	59.4	4.3	4.6
General and administrative expenses	56.6	59.1	4.7	4.6
Total operating expenses	1,051.6	1,179.3	86.4	91.1
Income from equity investees	3.1	3.7	0.3	0.3
Operating income	$168.2	$119.2	13.8%	9.2%
Store operating expenses as a % of related revenues			33.9%	36.1%
Revenues
EMEA total net revenues for fiscal 2015 decreased $78 million, or 6%. The decrease was primarily due to a decline in company-operated store revenues (approximately $103 million), which was largely due to unfavorable foreign currency translation (approximately $94 million). Also contributing to the decrease in company-operated revenues was the shift to more licensed stores in the region, which includes net store closures as well as the absence of revenues from the conversion of certain stores in the U.K. from company-operated to licensed. This decline was partially offset by 4% growth in comparable store sales.
Licensed store revenues increased $19 million, or 8%, primarily due to higher product sales to and royalty revenues from our licensees (approximately $45 million), resulting from the opening of 238 net new licensed stores over the past 12 months and improved comparable store sales, partially offset by unfavorable foreign currency translation (approximately $22 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 210 basis points, primarily due to favorable foreign currency exchange (approximately 130 basis points). We buy and sell products, primarily roasted coffee, in multiple currencies throughout the region depending on the functional currency of each market. Differences in those rates generated favorable foreign currency exchange for fiscal 2015 resulting in a benefit in cost of sales. Sales leverage(approximately 40 basis points) also contributed to the decrease.

Store operating expenses as a percentage of total net revenues decreased 290 basis points. As a percentage of company-operated store revenues, store operating expenses decreased 220 basis points primarily due to gains on the sales of certain store assets in the region (approximately 150 basis points) as well as decreased expenses, largely salaries and benefits, driven by the shift to more licensed stores (approximately 40 basis points).
Other operating expenses as a percentage of total net revenues increased 60 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 20 basis points, primarily driven by the gain on the sale of certain assets in the region (approximately 40 basis points) and improved collection results (approximately 20 basis points). These decreases were partially offset by increased costs to grow our non-retail operations in the region (approximately 50 basis points), largely driven by higher marketing costs.
The combination of these changes resulted in an overall increase in operating margin of 460 basis points over fiscal 2014.
Channel Development

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
			As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$1,329.0	$1,178.8	76.8%	76.2%
Foodservice	401.9	367.2	23.2	23.8
Total net revenues	1,730.9	1,546.0	100.0	100.0
Cost of sales	974.8	882.4	56.3	57.1
Other operating expenses	210.5	187.0	12.2	12.1
Depreciation and amortization expenses	2.7	1.8	0.2	0.1
General and administrative expenses	16.2	18.2	0.9	1.2
Total operating expenses	1,204.2	1,089.4	69.6	70.5
Income from equity investees	127.2	100.6	7.3	6.5
Operating income	$653.9	$557.2	37.8%	36.0%
Revenues
Channel Development total net revenues for fiscal 2015 increased $185 million, or 12%, over the prior year, primarily driven by higher sales of premium single-serve products (approximately $97 million) and U.S. packaged coffee (approximately $42 million), as well as an increase in foodservice sales (approximately $35 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 80 basis points, primarily due to leverage on cost of sales (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues increased 10 basis points, primarily driven by increased marketing (approximately 60 basis points), largely due to new premium single-serve product launches. This increase was partially offset by lower professional fees (approximately 30 basis points) and sales leverage (approximately 20 basis points).
Income from equity investees increased $27 million, driven by higher income from our North American Coffee Partnership joint venture, primarily due to increased sales of bottled Frappuccino® and Starbucks Doubleshot® beverages, largely driven by new product launches and higher sales volumes.
The combination of these changes contributed to an overall increase in operating margin of 180 basis points over fiscal 2014.

All Other Segments

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	% Change
Net revenues:
Company-operated stores	$233.2	$238.2	(2.1)%
Licensed stores	5.9	5.1	15.7
CPG, foodservice and other	286.7	253.6	13.1
Total net revenues	525.8	496.9	5.8
Cost of sales including occupancy costs	316.5	287.2	10.2
Store operating expenses	104.7	104.5	0.2
Other operating expenses	76.5	74.6	2.5
Depreciation and amortization expenses	16.3	15.2	7.2
General and administrative expenses	36.6	42.2	(13.3)
Total operating expenses	550.6	523.7	5.1
Operating loss	$(24.8)	$(26.8)	(7.5)%
All Other Segments primarily includes Teavana, Seattle’s Best Coffee, Evolution Fresh, and Digital Ventures, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Room.
Total net revenues for All Other Segments increased $29 million over the prior year, primarily driven by higher Seattle's Best Coffee® (approximately $23 million) and e-commerce (approximately $8 million) sales.
Total operating expenses increased $27 million, primarily due to an increase in cost of sales.
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

Operating Expenses

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			% of Total Net Revenues
Cost of sales including occupancy costs	$6,858.8	$6,382.3	41.7%	42.9%
Store operating expenses	4,638.2	4,286.1	28.2	28.8
Other operating expenses	457.3	431.8	2.8	2.9
Depreciation and amortization expenses	709.6	621.4	4.3	4.2
General and administrative expenses	991.3	937.9	6.0	6.3
Litigation charge/(credit)	(20.2)	2,784.1	(0.1)	18.7
Total operating expenses	13,635.0	15,443.6	82.9	103.9
Income from equity investees	268.3	251.4	1.6	1.7
Operating income/(loss)	$3,081.1	$(325.4)	18.7%	(2.2)%
Store operating expenses as a percentage of company-operated store revenues			35.7%	36.3%
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
The combination of these changes resulted in an overall increase in operating margin to 18.7% compared to (2.2)% in the prior year period.

Other Income and Expenses

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			% of Total Net Revenues
Operating income/(loss)	$3,081.1	$(325.4)	18.7%	(2.2)%
Interest income and other, net	142.7	123.6	0.9	0.8
Interest expense	(64.1)	(28.1)	(0.4)	(0.2)
Earnings/(loss) before income taxes	3,159.7	(229.9)	19.2	(1.5)
Income taxes	1,092.0	(238.7)	6.6	(1.6)
Net earnings including noncontrolling interests	2,067.7	8.8	12.6	0.1
Net earnings/(loss) attributable to noncontrolling interests	(0.4)	0.5	—	—
Net earnings attributable to Starbucks	$2,068.1	$8.3	12.6%	0.1%
Effective tax rate including noncontrolling interests			34.6%	103.8%
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
The increase in company-operated store revenues was driven by a 6% increase in comparable store sales (approximately $554 million), attributable to a 3% increase in average ticket and a 2% increase in number of transactions, and incremental revenues from 314 net new Starbucks® company-operated store openings over the past 12 months (approximately $377 million). Partially offsetting these increases was unfavorable foreign currency translation (approximately $65 million), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
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
			As a % of CAP Total Net Revenues
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
Income from equity investees increased $12 million, primarily driven by improved performance from our joint venture operations in China, South Korea and Japan. This increase was partially offset by unfavorable foreign currency fluctuations, driven by the weakening of the Japanese yen against the U.S. dollar and lapping a reduction to the estimated asset retirement obligations of our store leases in the region in fiscal 2013. These fluctuations, paired with the accelerated growth in segment revenues resulting from the shift in the composition of the store portfolio to more company-operated stores, resulted in income from equity investees declining 210 basis points as a percentage of total net revenues.
The combination of these changes resulted in an overall decline in operating margin of 200 basis points over fiscal 2013.

EMEA

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$1,013.8	$932.8	78.3%	80.4%
Licensed stores	238.4	190.3	18.4	16.4
Foodservice	42.6	36.9	3.3	3.2
Total net revenues	1,294.8	1,160.0	100.0	100.0
Cost of sales including occupancy costs	646.8	590.9	50.0	50.9
Store operating expenses	365.8	339.4	28.3	29.3
Other operating expenses	48.2	38.5	3.7	3.3
Depreciation and amortization expenses	59.4	55.5	4.6	4.8
General and administrative expenses	59.1	71.9	4.6	6.2
Total operating expenses	1,179.3	1,096.2	91.1	94.5
Income from equity investees	3.7	0.4	0.3	—
Operating income	$119.2	$64.2	9.2%	5.5%
Store operating expenses as a percentage of company-operated store revenues			36.1%	36.4%
Revenues
EMEA total net revenues for fiscal 2014 increased $135 million, or 12%, over the prior year primarily due to an increase in company-operated stores revenues (approximately $81 million). This increase was primarily driven by favorable foreign currency translation (approximately $47 million) and a 5% increase in comparable store sales (approximately $42 million), attributable to a 3% increase in number of transactions and a 2% increase in average ticket.
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
The combination of these changes contributed to an overall increase in operating margin of 630 basis points over fiscal 2013.

All Other Segments

Fiscal Year Ended	Sep 28, 2014	Sep 29, 2013	% Change
Net revenues:
Company-operated stores	$238.2	$150.4	58.4%
Licensed stores	5.1	9.5	(46.3)%
CPG, foodservice and other	253.6	230.2	10.2
Total net revenues	496.9	390.1	27.4
Cost of sales	287.2	239.8	19.8
Store operating expenses	104.5	66.5	57.1
Other operating expenses	74.6	71.7	4.0
Depreciation and amortization expenses	15.2	11.7	29.9
General and administrative expenses	42.2	34.9	20.9
Total operating expenses	523.7	424.6	23.3
Operating loss	$(26.8)	$(34.5)	(22.3)%
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and Investment Overview
Starbucks cash and investments were $1.9 billion and $2.2 billion as of September 27, 2015 and September 28, 2014, respectively. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities, state and local government obligations and agency obligations. As of September 27, 2015, approximately $1.0 billion of cash and investments were held in foreign subsidiaries.
Borrowing capacity
Our $750 million unsecured, revolving credit facility (the "2013 credit facility") with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During the second quarter of fiscal 2015, we extended the duration of our credit facility, which is now set to mature on January 21, 2020, and amended certain facility fees and borrowing rates. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 27, 2015, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of September 27, 2015. During the first quarter of fiscal 2016, we replaced the 2013 credit facility with a new $1.5 billion unsecured, revolving credit facility (the "2016 credit facility") with various banks, which is now set to mature on November 6, 2020. The terms and conditions of the 2016 credit facility are substantially consistent with those of the 2013 credit facility.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue.

Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. As of September 27, 2015, availability under our commercial paper program was approximately $750 million (which represents the full committed credit facility amount, as the amount of outstanding letters of credit was not material as of September 27, 2015). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including share repurchases, business expansion, payment of cash dividends on our common stock or the financing of possible acquisitions. In the fourth quarter of fiscal 2015, we issued and subsequently repaid commercial paper borrowings of $93 million for general corporate purposes. We had no other borrowings under our commercial paper program during fiscal 2015.
In June 2015, we issued additional long-term debt in an underwritten registered public offering, which consisted of $500 million of 7-year 2.700% Senior Notes (the "2022 notes") due June 2022, and $350 million of 30-year 4.300% Senior Notes (the "2045 notes") due June 2045. Interest on the 2022 notes and the 2045 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2015. See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
As discussed in Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K, during the first quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to the 2022 notes. During the third quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to the 2045 notes. The swap agreements were cash settled in the third quarter of fiscal 2015 at the time the 2022 notes and the 2045 notes were priced. The resulting net losses from these agreements are included in accumulated other comprehensive income and will be amortized as an increase to interest expense on the consolidated statements of net earnings over the lives of the 2022 notes and the 2045 notes.
In July 2015, we redeemed our $550 million of 6.250% Senior Notes (the "2017 notes") that were originally scheduled to mature in August 2017. See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
We continually evaluate liquidity and funding needs and anticipate issuing long-term debt in fiscal 2016 to provide us with financial flexibility. As discussed further in Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K, during the fourth quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements to hedge the variability in cash flows due to changes in the benchmark interest rate related to this anticipated debt issuance.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 27, 2015, we were in compliance with all applicable covenants. See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
Use of Cash
We expect to use our available cash and investments, including additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including capital expenditures, new product innovations, related marketing support and partner investments, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core businesses. Further, we may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our equity method and cost method investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
As described in Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K, in September 2014, we entered into a tender offer bid agreement with Starbucks Japan and our former joint venture partner, Sazaby League, Ltd., to acquire the remaining 60.5% ownership interest in Starbucks Japan for approximately $876 million, through a two-step tender offer. In the first quarter of fiscal 2015, we funded the first tender offer step with $509 million in offshore cash. We funded the second tender offer step in the second quarter of fiscal 2015 and the related cash-out procedure during the remainder of fiscal 2015, which required a combined total of $362 million in offshore cash. The remaining $6 million of the purchase price represents cash that was unclaimed by minority shareholders as of September 27,

2015 and is recorded in accrued liabilities on our consolidated balance sheets. There are no legal restrictions on the remaining unclaimed balance.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of September 27, 2015 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
During each of the first three quarters of fiscal 2014, we declared and paid a cash dividend to shareholders of $0.13 per share. In the fourth quarter of fiscal 2014 and each of the first three quarters of fiscal 2015 we declared a cash dividend of $0.16 per share. Cash returned to shareholders through dividends in fiscal 2015 and 2014 totaled $958.7 million and $783.1 million, respectively. In the fourth quarter of fiscal 2015, we declared a cash dividend of $0.20 per share to be paid on November 27, 2015 with an expected payout of approximately $297.0 million.
During fiscal years 2015 and 2014, we repurchased 29.0 million and 21.0 million shares of common stock, respectively, or $1.4 billion and $769.8 million, respectively, under share repurchase authorizations. On July 23, 2015, we announced that our Board of Directors approved an increase of 50 million shares to our ongoing share repurchase program. The number of remaining shares authorized for repurchase at September 27, 2015 totaled 52.7 million.
Other than normal operating expenses, cash requirements for fiscal 2016 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in our stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2016 are expected to be approximately $1.4 billion.
Cash Flows
Cash provided by operating activities was $3.7 billion for fiscal 2015, compared to $607.8 million for fiscal 2014. The increase was driven by lapping the prior year payment of $2.8 billion for the Kraft arbitration matter. The remaining change of $377 million was primarily due to increased earnings, partially offset by changes in working capital accounts mainly due to timing.
Cash used by investing activities totaled $1.5 billion for fiscal 2015, compared to $817.7 million for fiscal 2014. The change was primarily due to the use of cash to acquire Sazaby's 39.5% ownership interest in Japan in the first quarter of fiscal 2015, as well as lapping the liquidation of a significant portion of our offshore investment portfolio in the fourth quarter of fiscal 2014 in order to fund the acquisition of Starbucks Japan. Additions to property, plant and equipment also contributed, driven by increased store renovations and additions for new store openings.
Cash used by financing activities for fiscal 2015 totaled $2.3 billion, compared to $623.3 million for fiscal 2014. The change was primarily due to increased cash returned to shareholders through higher share repurchases and dividend payments compared to fiscal 2014 and cash used to redeem our 2017 notes, as discussed above, as well as cash used to fund the second tender offer step and the cash-out procedure of the Starbucks Japan acquisition in fiscal 2015. These changes were partially offset by incremental proceeds from the long-term debt we issued in June of fiscal 2015 over the prior year's issuance.

Contractual Obligations
The following table summarizes our contractual obligations and borrowings as of September 27, 2015, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(2)	$5,669.5	$1,032.4	$1,632.3	$1,172.9	$1,831.9
Financing lease obligations(3)	47.1	3.2	6.4	6.4	31.1
Debt obligations
Principal payments	2,350.0	—	400.0	350.0	1,600.0
Interest payments(4)	821.2	67.9	130.6	118.4	504.3
Purchase obligations(5)	1,257.1	884.0	284.7	76.0	12.4
Other obligations(6)	122.7	19.2	28.3	13.0	62.2
Total	$10,267.6	$2,006.7	$2,482.3	$1,736.7	$4,041.9

(1)
Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of September 27, 2015, we had $159.3 million of gross unrecognized tax benefits for uncertain tax positions, which includes accrued interest and penalties.

(2)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)
Amounts consist of build-to-suit lease arrangements primarily related to the Starbucks Japan acquisition, which are described further in Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

(4)
Amounts exclude any gain or loss upon settlement of related interest rate swap agreements, which are described further in Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

(5)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 86% of total purchase obligations.

(6)	Other obligations include other long-term liabilities primarily consisting of asset retirement obligations and hedging instruments.
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
COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS
Commodity price risk represents Starbucks primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high-quality arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impacts our results of operations and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details see Product Supply in Item 1, as well as Risk Factors in Item 1A of this 10-K.
FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices, and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually and prohibit speculative trading activity. We also monitor and limit the amount of associated counterparty credit risk. In general, hedging instruments do not have maturities in excess of three years. Refer to

Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our hedging instruments.
The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.
Commodity Price Risk
We purchase commodity inputs, including coffee, dairy products and diesel that are used in our operations and are subject to price fluctuations that impact our financial results. We use a combination of pricing features embedded within supply contracts, such as fixed-price and price-to-be-fixed contracts for coffee purchases, and financial derivatives to manage our commodity price risk exposure.
The following table summarizes the potential impact as of September 27, 2015 to Starbucks future net earnings and other comprehensive income ("OCI") from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$6	$(6)	$4	$(4)
Foreign Currency Exchange Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Canadian dollar, Japanese yen, Chinese renminbi, British pound, South Korean won and euro. To reduce cash flow volatility from foreign currency fluctuations, we enter into derivative instruments to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, and certain other transactions in currencies other than the functional currency of the entity that enters into the arrangements, as well as the translation risk of certain balance sheet items. See Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion.
The following table summarizes the potential impact as of September 27, 2015 to Starbucks future net earnings and other comprehensive income ("OCI") from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$10	$(10)	$120	$(120)
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
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of September 27, 2015 and determined that such a change would not have a significant impact on the fair value of these instruments.

Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in the benchmark interest rate related to anticipated debt issuances. See Note 3, Derivative Financial Instruments and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of September 27, 2015.
The following table summarizes the impact of a change in interest rates as of September 27, 2015 on the fair value of Starbucks debt (in millions):

			Change in Fair Value
	Stated Interest Rate	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

2016 notes	0.875%	$400	$(5)	$5
2018 notes	2.000%	$354	$(11)	$11
2022 notes	2.700%	$503	$(31)	$31
2023 notes	3.850%	$790	$(54)	$54
2045 notes	4.300%	$355	$(61)	$61
Available-for-Sale Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of fixed-income instruments. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 27, 2015, and determined that such a change would not have a significant impact on the fair value of these instruments.
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
Property, Plant and Equipment and Other Finite-Lived Assets
We evaluate property, plant and equipment and other finite-lived assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The adjusted carrying amount of the asset becomes its new cost basis and is depreciated over the asset's remaining useful life.
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
During fiscal 2015, there were no significant changes in any of our estimates or assumptions that had a material impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets (primarily trade names and trademarks) for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit or intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the reporting unit or intangible asset group. Fair value is the price a market participant would pay for the reporting unit or intangible asset and is typically calculated using an income approach, such as a discounted cash flow or relief-from-royalty method. For certain reporting units, where deemed appropriate, we may also utilize a market approach. Under the market approach, fair value is estimated by reviewing prices in market transactions involving identical or comparable assets or liabilities with a similar risk profile. If the carrying amount of the reporting unit or intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.
Our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. During fiscal 2015, as part of our annual goodwill impairment analysis, we performed the qualitative assessment for approximately $941 million, or 60%, of our total goodwill balance of $1.6 billion, the majority of which resides in our Japan retail, U.S. company-operated and Canada company-operated reporting units. Our Japan retail reporting unit, which was acquired in fiscal 2015, represented approximately $730 million of the goodwill balance that was assessed qualitatively.
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
Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when performing a qualitative assessment or when estimating future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values typically include projected revenue growth and operating expenses related to existing businesses, product innovation and new store concepts, as well as selecting an appropriate discount rate. For indefinite-lived intangible assets, management also makes assumptions around the royalty rate that could hypothetically be charged by a licensor of the asset to an unrelated licensee. For a goodwill reporting unit, estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. For indefinite-lived intangible assets, estimates of revenue growth are based on internal projections considering the intangible asset group's past performance and forecasted growth, and the royalty rate used is based on observed market royalty rates for similar licensing arrangements, adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective judgments and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance, and changes in our business strategies, including retail initiatives and international expansion.
For fiscal 2015, we determined the fair value of our material reporting units and intangible asset groups were significantly in excess of their carrying values. Accordingly, we did not recognize any material impairment charges during the current fiscal year. During fiscal 2015, there were no significant changes in any of our estimates or assumptions that had a material impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.
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
In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income/(loss).
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when new information becomes available. As discussed in Note 13, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, there is a reasonable possibility that our unrecognized tax benefit liability will be adjusted within 12 months due to the expiration of a statute of limitations and expected consent from taxing authorities.
We have generated income in certain foreign jurisdictions that has not been subject to U.S. income taxes. We intend to reinvest these earnings for the foreseeable future. While we do not expect to repatriate cash to the U.S. to satisfy domestic liquidity needs, if these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
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

Item 8.	Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Net revenues:
Company-operated stores	$15,197.3	$12,977.9	$11,793.2
Licensed stores	1,861.9	1,588.6	1,360.5
CPG, foodservice and other	2,103.5	1,881.3	1,713.1
Total net revenues	19,162.7	16,447.8	14,866.8
Cost of sales including occupancy costs	7,787.5	6,858.8	6,382.3
Store operating expenses	5,411.1	4,638.2	4,286.1
Other operating expenses	522.4	457.3	431.8
Depreciation and amortization expenses	893.9	709.6	621.4
General and administrative expenses	1,196.7	991.3	937.9
Litigation charge/(credit)	—	(20.2)	2,784.1
Total operating expenses	15,811.6	13,635.0	15,443.6
Income from equity investees	249.9	268.3	251.4
Operating income/(loss)	3,601.0	3,081.1	(325.4)
Gain resulting from acquisition of joint venture	390.6	—	—
Loss on extinguishment of debt	(61.1)	—	—
Interest income and other, net	43.0	142.7	123.6
Interest expense	(70.5)	(64.1)	(28.1)
Earnings/(loss) before income taxes	3,903.0	3,159.7	(229.9)
Income tax expense/(benefit)	1,143.7	1,092.0	(238.7)
Net earnings including noncontrolling interests	2,759.3	2,067.7	8.8
Net earnings/(loss) attributable to noncontrolling interests	1.9	(0.4)	0.5
Net earnings attributable to Starbucks	$2,757.4	$2,068.1	$8.3
Earnings per share — basic	$1.84	$1.37	$0.01
Earnings per share — diluted	$1.82	$1.35	$0.01
Weighted average shares outstanding:
Basic	1,495.9	1,506.3	1,498.5
Diluted	1,513.4	1,526.3	1,524.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Net earnings including noncontrolling interests	$2,759.3	$2,067.7	$8.8
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	1.4	1.6	(0.6)
Tax (expense)/benefit	(0.5)	(0.6)	0.2
Unrealized gains/(losses) on cash flow hedging instruments	47.6	24.1	47.1
Tax (expense)/benefit	(16.8)	(7.8)	(24.6)
Unrealized gains/(losses) on net investment hedging instruments	4.3	25.5	32.8
Tax (expense)/benefit	(1.6)	(9.4)	(12.1)
Translation adjustment	(222.7)	(75.8)	(41.6)
Tax (expense)/benefit	6.0	(1.6)	0.3
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	(65.9)	(1.5)	46.3
Tax expense/(benefit)	23.5	3.8	(3.5)
Other comprehensive income/(loss)	(224.7)	(41.7)	44.3
Comprehensive income including noncontrolling interests	2,534.6	2,026.0	53.1
Comprehensive income/(loss) attributable to noncontrolling interests	(29.2)	(0.4)	0.5
Comprehensive income attributable to Starbucks	$2,563.8	$2,026.4	$52.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 27, 2015	Sep 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,530.1	$1,708.4
Short-term investments	81.3	135.4
Accounts receivable, net	719.0	631.0
Inventories	1,306.4	1,090.9
Prepaid expenses and other current assets	334.2	285.6
Deferred income taxes, net	381.7	317.4
Total current assets	4,352.7	4,168.7
Long-term investments	312.5	318.4
Equity and cost investments	352.0	514.9
Property, plant and equipment, net	4,088.3	3,519.0
Deferred income taxes, net	828.9	903.3
Other long-term assets	415.9	198.9
Other intangible assets	520.4	273.5
Goodwill	1,575.4	856.2
TOTAL ASSETS	$12,446.1	$10,752.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$684.2	$533.7
Accrued liabilities	1,760.7	1,514.4
Insurance reserves	224.8	196.1
Stored value card liability	983.8	794.5
Total current liabilities	3,653.5	3,038.7
Long-term debt	2,347.5	2,048.3
Other long-term liabilities	625.3	392.2
Total liabilities	6,626.3	5,479.2
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,485.1 and 1,499.1 shares, respectively	1.5	0.7
Additional paid-in capital	41.1	39.4
Retained earnings	5,974.8	5,206.6
Accumulated other comprehensive income/(loss)	(199.4)	25.3
Total shareholders’ equity	5,818.0	5,272.0
Noncontrolling interest	1.8	1.7
Total equity	5,819.8	5,273.7
TOTAL LIABILITIES AND EQUITY	$12,446.1	$10,752.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,759.3	$2,067.7	$8.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	933.8	748.4	655.6
Litigation charge	—	—	2,784.1
Deferred income taxes, net	21.2	10.2	(1,045.9)
Income earned from equity method investees	(190.2)	(182.7)	(171.8)
Distributions received from equity method investees	148.2	139.2	115.6
Gain resulting from acquisition/sale of equity in joint ventures and certain retail operations	(394.3)	(70.2)	(80.1)
Loss on extinguishment of debt	61.1	—	—
Stock-based compensation	209.8	183.2	142.3
Excess tax benefit on share-based awards	(132.4)	(114.4)	(258.1)
Other	53.8	36.2	23.0
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	(82.8)	(79.7)	(68.3)
Inventories	(207.9)	14.3	152.5
Accounts payable	137.7	60.4	88.7
Accrued litigation charge	—	(2,763.9)	—
Income taxes payable, net	87.6	309.8	298.4
Accrued liabilities and insurance reserves	124.4	103.9	47.3
Stored value card liability	170.3	140.8	139.9
Prepaid expenses, other current assets and other long-term assets	49.5	4.6	76.3
Net cash provided by operating activities	3,749.1	607.8	2,908.3
INVESTING ACTIVITIES:
Purchases of investments	(567.4)	(1,652.5)	(785.9)
Sales of investments	600.6	1,454.8	60.2
Maturities and calls of investments	18.8	456.1	980.0
Acquisitions, net of cash acquired	(284.3)	—	(610.4)
Additions to property, plant and equipment	(1,303.7)	(1,160.9)	(1,151.2)
Proceeds from sale of equity in joint ventures and certain retail operations	8.9	103.9	108.0
Other	6.8	(19.1)	(11.9)
Net cash used by investing activities	(1,520.3)	(817.7)	(1,411.2)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	848.5	748.5	749.7
Repayments of long-term debt	(610.1)	—	(35.2)
Cash used for purchase of non-controlling interest	(360.8)	—	—
Proceeds from issuance of common stock	191.8	139.7	247.2
Excess tax benefit on share-based awards	132.4	114.4	258.1
Cash dividends paid	(928.6)	(783.1)	(628.9)
Repurchase of common stock	(1,436.1)	(758.6)	(588.1)
Minimum tax withholdings on share-based awards	(75.5)	(77.3)	(121.4)
Other	(18.1)	(6.9)	10.4
Net cash used by financing activities	(2,256.5)	(623.3)	(108.2)
Effect of exchange rate changes on cash and cash equivalents	(150.6)	(34.1)	(1.8)
Net (decrease)/increase in cash and cash equivalents	(178.3)	(867.3)	1,387.1
CASH AND CASH EQUIVALENTS:
Beginning of period	1,708.4	2,575.7	1,188.6
End of period	$1,530.1	$1,708.4	$2,575.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$69.5	$56.2	$34.4
Income taxes, net of refunds	$1,072.2	$766.3	$539.1
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance, September 30, 2012	749.3	$0.7	$39.4	$5,046.2	$22.7	$5,109.0	$5.5	$5,114.5
Net earnings	—	—	—	8.3	—	8.3	0.5	8.8
Other comprehensive income/(loss)					44.3	44.3	—	44.3
Stock-based compensation expense	—	—	144.1	—	—	144.1	—	144.1
Exercise of stock options/vesting of RSUs, including tax benefit of $259.9	14.4	0.1	366.7	—	—	366.8	—	366.8
Sale of common stock, including tax benefit of $0.2	0.3	—	20.4	—	—	20.4	—	20.4
Repurchase of common stock	(10.8)	—	(288.5)	(255.6)	—	(544.1)	—	(544.1)
Cash dividends declared, $0.445 per share	—	—	—	(668.6)	—	(668.6)	—	(668.6)
Noncontrolling interest resulting from divestiture	—	—	—	—	—	—	(3.9)	(3.9)
Balance, September 29, 2013	753.2	$0.8	$282.1	$4,130.3	$67.0	$4,480.2	$2.1	$4,482.3
Net earnings	—	—	—	2,068.1	—	2,068.1	(0.4)	2,067.7
Other comprehensive income/(loss)					(41.7)	(41.7)	—	(41.7)
Stock-based compensation expense	—	—	185.1	—	—	185.1	—	185.1
Exercise of stock options/vesting of RSUs, including tax benefit of $114.8	6.5	—	154.8	—	—	154.8	—	154.8
Sale of common stock, including tax benefit of $0.2	0.3	—	22.3	—	—	22.3	—	22.3
Repurchase of common stock	(10.5)	(0.1)	(604.9)	(164.8)	—	(769.8)	—	(769.8)
Cash dividends declared, $0.550 per share	—	—	—	(827.0)	—	(827.0)	—	(827.0)
Balance, September 28, 2014	749.5	$0.7	$39.4	$5,206.6	$25.3	$5,272.0	$1.7	$5,273.7
Net earnings	—	—	—	2,757.4	—	2,757.4	1.9	2,759.3
Other comprehensive income/(loss)					(193.6)	(193.6)	(31.1)	(224.7)
Stock-based compensation expense	—	—	211.7	—	—	211.7	—	211.7
Exercise of stock options/vesting of RSUs, including tax benefit of $131.3	14.6	—	224.4	—	—	224.4	—	224.4
Sale of common stock, including tax benefit of $0.2	0.6	—	23.5	—	—	23.5	—	23.5
Repurchase of common stock	(29.0)	—	(459.6)	(972.2)	—	(1,431.8)	—	(1,431.8)
Cash dividends declared, $0.680 per share	—	—	—	(1,016.2)	—	(1,016.2)	—	(1,016.2)
Two-for-one stock split	749.4	0.8	—	(0.8)	—	—	—	—
Noncontrolling interest resulting from acquisition	—	—	—	—	—	—	411.1	411.1
Purchase of noncontrolling interest	—	—	1.7	—	(31.1)	(29.4)	(381.7)	(411.1)
Balance, September 27, 2015	1,485.1	$1.5	$41.1	$5,974.8	$(199.4)	$5,818.0	$1.8	$5,819.8
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 27, 2015, September 28, 2014 and September 29, 2013
Note 1: Summary of Significant Accounting Policies
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
We have four reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) China/Asia Pacific ("CAP"); 3) Europe, Middle East, and Africa ("EMEA") and 4) Channel Development. We also have several non-reportable operating segments, including Teavana, Seattle's Best Coffee, Evolution Fresh, and our Digital Ventures business, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Room, which are combined and referred to as All Other Segments. Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment operating results and consolidated financial results.
Additional details on the nature of our business and our reportable operating segments are included in Note 16, Segment Reporting, of these Consolidated Financial Statements.
Principles of Consolidation
Our consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly-owned subsidiaries and investees that we control. Investments in entities that we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. Intercompany transactions and balances have been eliminated.
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2015, 2014 and 2013 included 52 weeks.
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
Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in accrued liabilities on our consolidated balance sheets.

Investments
Available-for-sale Securities
Our short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. We evaluate our available-for-sale securities for other than temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.
Trading Securities
We also have a trading securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Trading securities are recorded at fair value with unrealized holding gains and losses recorded in net interest income and other on our consolidated statements of earnings. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan ("MDCP"), which is included in accrued compensation and related costs, within accrued liabilities on our consolidated balance sheets. Changes in our MDCP liability are recorded in general and administrative expenses on our consolidated statements of earnings.
Equity and Cost Method Investments
We evaluate our equity and cost method investments for impairment annually and when facts and circumstances indicate that the carrying value of such investments may not be recoverable. We review several factors to determine whether the loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the investee, and whether we have the intent to sell or will more likely than not be required to sell before the investment’s anticipated recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded in net earnings.
Fair Value
Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For assets and liabilities recorded or disclosed at fair value on a recurring basis, we determine fair value based on the following:
Level 1: The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. For trading and U.S. government treasury securities and commodity futures contracts, we use quoted prices in active markets for identical assets to determine fair value.
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
Derivative Instruments
We manage our exposure to various risks within our consolidated financial statements according to a market price risk management policy. Under this policy, we may engage in transactions involving various derivative instruments to hedge interest rates, commodity prices and foreign currency denominated revenue streams, inventory purchases, assets and liabilities, and investments in certain foreign operations. We record all derivatives on our consolidated balance sheets at fair value. We generally do not offset derivative assets and liabilities in our consolidated balance sheets or enter into derivative instruments with maturities longer than three years. Refer to Note 3, Derivative Financial Instruments, for further discussion of our derivative instruments. We do not enter into derivative instruments for trading purposes.
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
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the derivative's gain or loss is reported as a component of other comprehensive income ("OCI") and recorded in accumulated other comprehensive income ("AOCI") on our consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings.
To the extent that the change in the fair value of the contract corresponds to the change in the value of the anticipated transaction using forward rates on a monthly basis, the hedge is considered effective and is recognized as described above. The remaining change in fair value of the contract represents the ineffective portion, which is immediately recorded in net interest income and other on our consolidated statements of earnings.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items, which is discussed further at Note 3, Derivative Financial Instruments. Once established, cash flow hedges generally remain designated as such until the hedge item impacts net earnings, or the anticipated transaction is no longer likely to occur. For dedesignated cash flow hedges or for transactions that are no longer likely to occur, the related accumulated derivative gains or losses are recognized in net interest income and other or interest expense on our consolidated statements of earnings based on the nature of the underlying transaction.
Net Investment Hedges
For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is reported as a component of OCI and recorded in AOCI. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
To the extent that the change in the fair value of the forward contract corresponds to the change in value of the anticipated transactions using spot rates on a monthly basis, the hedge is considered effective and is recognized as described above. The remaining change in fair value of the forward contract represents the ineffective portion, which is immediately recognized in net interest income and other on our consolidated statements of earnings.
Derivatives Not Designated As Hedging Instruments
We also enter into certain foreign currency forward contracts, commodity futures contracts, collars and swaps that are not designated as hedging instruments for accounting purposes. The change in the fair value of these contracts is immediately recognized in net interest income and other on our consolidated statements of earnings.
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
Receivables, net of Allowance for Doubtful Accounts
Our receivables are mainly comprised of receivables for product and equipment sales to and royalties from our licensees, as well as receivables from our CPG and foodservice business customers. Our allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of September 27, 2015 and September 28, 2014, the allowance for doubtful accounts was $10.8 million and $6.7 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or market. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of September 27, 2015 and September 28, 2014, inventory reserves were $33.8 million and $31.2 million, respectively.
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
The portion of depreciation expense related to production and distribution facilities is included in cost of sales including occupancy costs on our consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are disposed of, whether through retirement or sale, the net gain or loss is recognized in net earnings. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.
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
We recognized net disposition charges of $12.5 million, $14.7 million, and $17.4 million and net impairment charges of $25.8 million, $19.0 million, and $12.7 million in fiscal 2015, 2014, and 2013, respectively. The nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings. For assets within our retail operations, net impairment and disposition charges are recorded in store operating expenses. For all other assets, these charges are recorded in cost of sales including occupancy costs, other operating expenses, or general and administrative expenses.
Goodwill
We evaluate goodwill for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate that impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow model. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.
As part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We may abandon certain assets associated with a closed store, including leasehold improvements and other non-transferable assets. When a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. There were no material goodwill impairment charges recorded during fiscal 2015, 2014, and 2013.

Other Intangible Assets
Other intangible assets consist primarily of finite-lived intangible assets, which mainly consist of acquired and reacquired rights, trade secrets, licensing agreements, contract-based patents and copyrights, are amortized over their estimated useful lives, and are tested for impairment using a similar methodology to our property, plant and equipment, as described above.
Indefinite-lived intangibles, which consist primarily of trade names and trademarks, are tested for impairment annually during the third fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using an income approach, such as a relief-from-royalty model. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
There were no other intangible asset impairment charges recorded during fiscal 2015, 2014, and 2013.
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
Licensed Store Revenues
Licensed store revenues consist of product and equipment sales to licensees, as well as royalties and other fees paid by licensees to use the Starbucks brand. Sales of coffee, tea, food and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in cost of sales including occupancy costs on our consolidated statements of earnings.
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
CPG, Foodservice and Other Revenues
CPG, foodservice and other revenues primarily include sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse clubs and specialty retail stores, sales to our national foodservice accounts, and revenues from sales of products to and license fee revenues from manufacturers that produce and market Starbucks-, Seattle’s Best Coffee- and Tazo-branded products through licensing agreements. Sales of coffee, tea, ready-to-drink beverages and related products to grocery and warehouse club stores are generally recognized when received by the customer or distributor, depending on contract terms. Revenues are recorded net of sales discounts given to customers for trade promotions and other incentives and for sales return allowances, which are determined based on historical patterns.
Revenues from sales of products to manufacturers that produce and market Starbucks-, Seattle’s Best Coffee- and Tazo-branded products through licensing agreements are generally recognized when the product is received by the manufacturer or distributor. License fee revenues from manufacturers are based on a percentage of sales and are recognized on a monthly basis when earned. National foodservice account revenues are recognized, when the product is received by the customer or distributor.
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
Stored Value Cards
Stored value cards, primarily Starbucks Cards, can be loaded at our company-operated and most licensed store locations, online at StarbucksStore.com or via mobile devices held by our customers, and at certain other third party locations, such as grocery stores. When an amount is loaded onto a stored value card at any of these locations, we recognize a corresponding liability for the full amount loaded onto the card, which is recorded within stored value card liability on our consolidated balance sheets.
Stored value cards can be redeemed at company-operated and most licensed stores, as well as online. When a stored value card is redeemed at a company-operated store or online, we recognize revenue by reducing the stored value card liability. When a stored value card is redeemed at a licensed store location, we reduce the corresponding stored value card liability and cash, which is reimbursed to the licensee.
There are no expiration dates on our stored value cards, and we do not charge service fees that cause a decrement to customer balances. While we will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in net interest income and other on our consolidated statements of earnings. In fiscal 2015, 2014, and 2013, we recognized breakage income of $39.3 million, $38.3 million, and $33.0 million, respectively.
Loyalty Program
Starbucks has a loyalty program called My Starbucks Rewards® ("MSR"). Customers in the U.S., Canada, and certain other countries who register their Starbucks Card are automatically enrolled in that program. They earn loyalty points ("Stars") with each purchase at participating Starbucks®, Teavana®, and Evolution Fresh™ stores, as well as on certain packaged coffee products purchased in select Starbucks® stores, online, and through CPG channels. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
We defer revenue associated with the estimated selling price of Stars earned by our program members towards free product as each Star is earned, and a corresponding liability is established within stored value card liability on our consolidated balance sheets. The estimated selling price of each Star earned is based on the estimated value of the product for which the reward is expected to be redeemed, net of Stars we do not expect to be redeemed, based on historical redemption patterns. Fully earned rewards generally expire if unredeemed after approximately 30 days. Stars generally expire if inactive for a period of one year.
When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related loyalty program liability.
Marketing & Advertising
Our annual marketing expenses include many components, one of which is advertising costs. We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place.
Marketing expenses totaled $351.5 million, $315.5 million and $306.8 million in fiscal 2015, 2014, and 2013, respectively. Included in these costs were advertising expenses, which totaled $227.9 million, $198.9 million and $205.8 million in fiscal 2015, 2014, and 2013, respectively.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.

Leases
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
For tenant improvement allowances and rent holidays, we record a deferred rent liability within accrued liabilities, or other long-term liabilities, on our consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense in cost of sales including occupancy costs on our consolidated statements of earnings.
For premiums paid upfront to enter a lease agreement, we record a prepaid rent asset in prepaid expenses and other current assets on our consolidated balance sheets and amortize the deferred rent over the terms of the leases as additional rent expense in cost of sales including occupancy costs on our consolidated statements of earnings.
For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial possession, we record minimum rent expense on a straight-line basis over the terms of the leases in cost of sales including occupancy costs on our consolidated statements of earnings.
Certain leases provide for contingent rent, which is determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in accrued occupancy costs within accrued liabilities on our consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when we determine that achieving the specified levels during the fiscal year is probable.
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
Lease Financing Arrangements
We are sometimes involved in the construction of leased buildings, primarily stores. When we qualify as the deemed owner of these buildings due to significant involvement during the construction period under build-to-suit lease accounting requirements and do not qualify for sales recognition under sales-leaseback accounting guidance, we record the cost of the related buildings in property, plant and equipment. The offsetting lease financing obligations are recorded in other long-term liabilities, with the current portion recorded in in accrued occupancy costs within accrued liabilities on our consolidated balance sheets. These assets and obligations are amortized in depreciation and amortization and interest expense, respectively, on our consolidated statements of earnings based on the terms of the related lease agreements.
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations ("ARO") when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates and discount rates, and accrete to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in cost of sales including occupancy costs on our consolidated statements of earnings. As of September 27, 2015 and September 28, 2014, our net ARO assets included in property, plant and equipment were $5.8 million and $4.1 million, respectively, and our net ARO liabilities included in other long-term liabilities were $60.1 million and $28.4 million, respectively. The increases in our net ARO assets and net ARO liabilities in fiscal 2015 were primarily due to the acquisition of Starbucks Japan, which is discussed in Note 2, Acquisitions and Divestitures.
Stock-based Compensation
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units ("RSUs") or stock appreciation rights to employees, non-employee directors and consultants. We also have an employee stock purchase plan ("ESPP"). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance. We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board of Directors and may include measures such as earnings per share, operating income and return on invested capital. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date, less the present value of expected dividends not received during the vesting period. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.
Foreign Currency Translation
Our international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are reported as a component of OCI and recorded in AOCI on our consolidated balance sheets.
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
Starbucks recognizes interest and penalties related to income tax matters in income tax expense on our consolidated statements of earnings. Accrued interest and penalties are included within the related tax liability on our consolidated balance sheets.
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
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued guidance on the recognition of adjustments to preliminary amounts recognized in a business combination, which removes the requirement to retrospectively account for these adjustments. The guidance will become effective for us at the beginning of our first quarter of fiscal 2017. We will apply the guidance prospectively and do not expect the adoption will have a material impact on our consolidated financial statements.
In July 2015, the FASB issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
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
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date of the guidance would have required us to adopt at the beginning of our first quarter of fiscal 2018. In July 2015, the FASB approved an optional one-year deferral of the effective date. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the overall impact this guidance will have on our consolidated financial statements, as well as the expected timing and method of adoption. Based on our preliminary assessment, we determined the adoption will change the timing of recognition and classification of our stored value card breakage income, which is currently recognized using the remote method and recorded in net interest income and other. The new guidance will require application of the proportional method and classification within total net revenues on our consolidated statements of earnings. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We are continuing our assessment, which may identify other impacts.
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
Note 2:    Acquisitions and Divestitures
Fiscal 2015
During the fourth quarter of fiscal 2015, we sold our company-operated retail store assets and operations in Puerto Rico to Baristas Del Caribe, LLC, converting these operations to a fully licensed market, for a total of $8.9 million. This transaction resulted in a pre-tax gain of $3.7 million, which was included in net interest income and other on the consolidated statements of earnings.
On September 23, 2014, we entered into a tender offer bid agreement with Starbucks Coffee Japan, Ltd. ("Starbucks Japan"), at the time a 39.5% owned equity method investment, and our former joint venture partner, Sazaby League, Ltd. ("Sazaby"), to acquire the remaining 60.5% ownership interest in Starbucks Japan. Acquiring Starbucks Japan further leverages our existing infrastructure to continue disciplined retail store growth and expand our presence into other channels in the Japan market, such as consumer packaged goods ("CPG"), licensing and foodservice. This acquisition was structured as a two-step tender offer.
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
The following table summarizes the allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of October 31, 2014 (in millions):

Consideration:
Cash paid for Sazaby's 39.5% equity interest	$508.7
Fair value of our preexisting 39.5% equity interest	577.0
Total consideration	$1,085.7

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$224.4
Accounts receivable, net	37.4
Inventories	26.4
Prepaid expenses and other current assets	35.7
Deferred income taxes, net (current)	23.4
Property, plant and equipment	282.9
Other long-term assets	141.4
Other intangible assets	323.0
Goodwill	815.6
Total assets acquired	1,910.2
Accounts payable	(54.5)
Accrued liabilities	(115.9)
Stored value card liability	(36.5)
Deferred income taxes (noncurrent)	(90.7)
Other long-term liabilities	(115.8)
Total liabilities assumed	(413.4)
Noncontrolling interest	(411.1)
Total consideration	$1,085.7

During fiscal 2015, the acquisition date fair value of goodwill increased due to revisions that decreased the acquisition date fair value of accrued liabilities and deferred income taxes (noncurrent) and increased the acquisition date fair value of other-long-term liabilities. None of the adjustments had a material effect on our current or interim period consolidated financial statements.
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
The intangible assets are finite-lived and include reacquired rights, licensing agreements with Starbucks Japan's current licensees and Starbucks Japan's customer loyalty program. The reacquired rights of $305.0 million represent the fair value, calculated over the remaining original contractual period, to exclusively operate licensed Starbucks® retail stores in Japan. These rights will be amortized on a straight-line basis through March 2021, or over a period of approximately 6.4 years. The licensing agreements were valued at $15.0 million and will be amortized on a straight-line basis over a period of approximately 10.9 years, which is based on the remaining terms of the respective licensing agreements. The customer loyalty program was valued at $3.0 million and will be amortized on a straight-line basis over a period of 4.0 years, which represents the period during which we expect to benefit from these customer relationships.
Below is a tabular summary of the acquired intangible assets as of September 27, 2015, for which the gross balances in total are $33.7 million lower than as of the October 31, 2014 acquisition date due to foreign currency translation (in millions):

	Sep 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Reacquired rights	$273.2	$(39.0)	$234.2
Licensing agreements	13.4	(1.1)	12.3
Customer loyalty program	2.7	(0.6)	2.1
Total acquired finite-lived intangible assets	$289.3	$(40.7)	$248.6
Amortization expense for these finite-lived intangible assets for the year ended September 27, 2015 was $41.0 million and is estimated to be approximately $44 million each year for the next five years and approximately $29 million thereafter.
The $815.6 million of goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, the existing geographic retail and online presence, and the expected geographic presence in new channels. The goodwill was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition declined $85.1 million to $730.5 million as of September 27, 2015.
As a part of this acquisition, we acquired a significant number of operating leases, including $7.5 million of favorable lease assets, which are included in prepaid expenses and other current assets and other long-term assets, and $15.5 million of unfavorable lease liabilities, which are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The fair values of these assets and liabilities were determined based on market terms for similar leases as of the date of the acquisition, and will be amortized on a straight-line basis as rent expense, or a reduction of rent expense, respectively, in cost of sales including occupancy costs on the consolidated statements of earnings over the remaining terms of the leases, for which the weighted-average period was 9.4 years as of the October 31, 2014 acquisition date. We recorded a net reduction of rent expense of $0.8 million for the year ended September 27, 2015, in connection with the leases acquired.
Additionally, we acquired a number of build-to-suit lease arrangements that are accounted for as financing leases. Starbucks Japan is the deemed owner of buildings under build-to-suit lease accounting requirements since Starbucks Japan has significant involvement with the respective lessors and does not qualify for sales recognition under sale-leaseback accounting guidance. Accordingly, we have recorded the acquired buildings in property, plant and equipment, and the assumed lease financing obligations, representing the related future minimum lease payments, in other long-term liabilities, with the current portion recorded in accrued occupancy costs within accrued liabilities on the consolidated balance sheets. These financing obligations will be amortized based on the terms of the related lease agreements.

The table below summarizes our estimated minimum future rental payments under the acquired non-cancelable operating leases and lease financing arrangements as of September 27, 2015 (in millions):

	Operating Leases	Lease Financing Arrangements
Year 1	$83.7	$2.8
Year 2	66.5	2.8
Year 3	49.0	2.8
Year 4	37.5	2.8
Year 5	30.3	2.7
Thereafter	129.4	24.8
Total minimum lease payments	$396.4	$38.7
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
As a result of this acquisition, we remeasured the carrying value of our preexisting 39.5% equity method investment to fair value, which resulted in a pre-tax gain of $390.6 million that was presented separately as gain resulting from acquisition of joint venture within other income and expenses on the consolidated statements of earnings. The fair value of $577.0 million was calculated using an average of the income and market approach. The income approach fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, as well as the selection of an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections and considered the historical performance of stores, local market economics and the business environment impacting the stores' performance. The discount rate applied was based on Starbucks Japan's weighted-average cost of capital and included a company-specific risk premium. The market approach fair value measurement was based on the implied fair value of Starbucks Japan using the purchase price of Sazaby's 39.5% ownership interest and the expected purchase price of the 21% remaining noncontrolling interest.
We began consolidating Starbucks Japan's results of operations and cash flows into our consolidated financial statements beginning after October 31, 2014. For the year ended September 27, 2015, Starbucks Japan's net revenues and net earnings included in our consolidated statements of earnings were $1.1 billion and $108.5 million, respectively.
The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of Starbucks Japan been the first day of our first quarter of fiscal 2014 rather than during our first quarter of fiscal 2015 (in millions):

	Pro Forma (unaudited)
	Year Ended
	Sep 27, 2015	Sep 28, 2014
Revenue	$19,254.5	$17,646.4
Net earnings attributable to Starbucks(1)	2,380.9	2,449.9

(1)
The pro forma net earnings attributable to Starbucks for fiscal 2014 includes the acquisition-related gain of $390.6 million, and transaction and integration costs of $13.6 million for the year ended September 28, 2014.

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
Subsequent to the completion of the second tender offer step, we commenced a cash-out procedure under Japanese law (the "Cash-out") to acquire all remaining shares of Starbucks Japan (an approximate 6.3% interest). On March 26, 2015, we obtained control of these shares resulting in 100% ownership of Starbucks Japan. The purchase price for the Cash-out was ¥13.5 billion, or $109 million. During the third quarter of fiscal 2015, we settled ¥9.6 billion, or $78 million, of the purchase price in cash, with Japanese yen converted into U.S. dollars at a reference conversion rate of 123.87 JPY to USD. During the fourth quarter of fiscal 2015, we settled ¥3.2 billion, or $26 million, of the purchase price in cash, with Japanese yen converted into U.S. dollars at a reference conversion rate of 120.72 JPY to USD. The remaining ¥674 million ($6 million) was recorded in accrued liabilities on our consolidated balance sheets and represents cash that was unclaimed by minority shareholders as of September 27, 2015. There are no legal restrictions on the remaining unclaimed balance.
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
The following table shows the effects of the change in Starbucks ownership interest in Starbucks Japan on Starbucks equity:

	Year Ended
	Sep 27, 2015	Sep 28, 2014
Net earnings attributable to Starbucks	$2,757.4	$2,068.1
Transfers (to)/from the noncontrolling interest:
Increase/(decrease) in additional paid-in capital for purchase of interest in subsidiary	1.7	—
Change from net earnings attributable to Starbucks and transfers (to)/from noncontrolling interest	$2,759.1	$2,068.1
During the year ended September 27, 2015, we incurred approximately $11.9 million of acquisition-related costs, such as regulatory, legal, and advisory fees, which we have recorded within unallocated corporate general and administrative expenses.
Fiscal 2014
During the fourth quarter of fiscal 2014, we sold our Australian company-operated retail store assets and operations to the Withers Group, converting these operations to a fully licensed market, for a total of $15.9 million. This transaction resulted in a pre-tax gain of $2.4 million, which was included in net interest income and other on our consolidated statements of earnings. On an after-tax basis, this transaction resulted in a loss that was not material to our financial statements.
Fiscal 2013
During the fourth quarter of fiscal 2013, we sold our 82% interest in Starbucks Coffee Chile S.A. to our joint venture partner Alsea, S.A.B. de C.V., converting this market to a 100% licensed market, for a total purchase price of $68.6 million, which includes final working capital adjustments. This transaction resulted in a gain of $45.9 million, which was included in net interest income and other on our consolidated statements of earnings.
In the third quarter of fiscal 2013, we acquired 100% ownership of a coffee farm in Costa Rica for $8.1 million in cash. The fair value of the net assets acquired on the acquisition date primarily comprised property, plant and equipment.

On December 31, 2012, we acquired 100% of the outstanding shares of Teavana Holdings, Inc. ("Teavana"), a specialty retailer of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise, to elevate our tea offerings as well as expand our domestic and global tea footprint. We acquired Teavana for $615.8 million in cash. Of the total cash paid, $12.2 million was excluded from the purchase price allocation below as it represented contingent consideration receivable, all of which has been settled. At closing, we also repaid $35.2 million for long-term debt outstanding on Teavana's balance sheet, which was recognized separately from the business combination. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date (in millions):

Fair Value at Dec 31, 2012
Cash and cash equivalents	$47.0
Inventories	21.3
Property, plant and equipment	59.7
Other intangible assets	120.8
Goodwill	467.5
Other current and noncurrent assets	19.8
Current liabilities	(36.0)
Deferred income taxes (noncurrent)	(54.3)
Long-term debt	(35.2)
Other long-term liabilities	(7.0)
Total consideration	$603.6
The assets acquired and liabilities assumed are reported within All Other Segments. Other current and noncurrent assets acquired primarily include prepaid expenses, trade receivables, and deferred tax assets. In addition, we assumed various current liabilities primarily consisting of accounts payable, accrued payroll-related liabilities and other accrued operating expenses. The intangible assets acquired as part of the transaction include the Teavana trade name, tea blends and non-compete agreements. The Teavana trade name was valued at $105.5 million and determined to have an indefinite life, based on our expectation that the brand will be used indefinitely and has no contractual limitations. The intangible asset related to the tea blends was valued at $13.0 million and will be amortized on a straight-line basis over a period of 10 years, and the intangible asset related to the non-compete agreements was valued at $2.3 million and will be amortized on a straight-line basis over a period of 3 years. The $467.5 million of goodwill represents the intangible assets that do not qualify for separate recognition, primarily including Teavana's established global store presence in high traffic mall locations and other high-sales-volume retail venues, Teavana's global customer base, and Teavana's "Heaven of tea" retail experience in which store employees engage and educate customers about the ritual and enjoyment of tea. The goodwill was allocated to All Other Segments and is not deductible for income tax purposes.
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
During the first quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million related to the $500 million of 7-year 2.700% Senior Notes (the "2022 notes") due in June 2022 issued in the third quarter of fiscal 2015. During the third quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million related to the $350 million of 30-year 4.300% Senior Notes (the "2045 notes") due in June 2045 issued in the third quarter of fiscal 2015. We cash settled these swap agreements at the time of the pricing of the 2022 and the 2045 notes, effectively locking in the benchmark interest rate in effect at the time the swap agreements were initiated. In July 2015, we redeemed our $550 million of 6.250% Senior Notes (the "2017 notes") originally scheduled to mature in August 2017. In connection with the redemption in the fourth quarter of fiscal 2015, we reclassified $2.0 million from accumulated other comprehensive income to interest expense on our consolidated statements of earnings related to remaining unrecognized losses from interest rate contracts entered into in conjunction with the 2017 notes and designated as cash flow hedges. In the fourth quarter of fiscal 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $125 million related to an anticipated debt issuance in fiscal 2016. Refer to Note 9, Debt, for details of the components of our long-term debt.

Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated revenue streams and inventory purchases in currencies other than the entity's functional currency. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to revenue or cost of sales including occupancy costs when the hedged exposure affects net earnings.
In connection with the acquisition of Starbucks Japan that is discussed in Note 2, Acquisitions and Divestitures, we entered into cross-currency swap contracts during the first and third quarters of fiscal 2015 to hedge the foreign currency transaction risk of certain yen-denominated intercompany loans with a total notional value of ¥86.5 billion, or approximately $717 million as of September 27, 2015. Gains and losses from these swaps offset the changes in value of interest and principal payments as a result of changes in foreign exchange rates, which are also recorded in net interest income and other on the consolidated statements of earnings. We recognize the difference between the U.S. dollar interest payments received from the swap counterparty and the U.S. dollar equivalent of the Japanese yen interest payments made to the swap counterparty in interest income and other, net or interest expense on our consolidated statements of earnings. This difference varies over time and is driven by a number of market factors, including relevant interest rate differentials and foreign exchange rates. These swaps have been designated as cash flow hedges and mature in September 2016 and November 2024 at the same time as the related loans. There are no credit-risk-related contingent features associated with these swaps, although we may hold or post collateral depending upon the gain or loss position of the swap agreements.
We also enter into forward contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative's gain or loss is recorded in AOCI and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
As a result of our acquisition of Starbucks Japan, we reclassified the pretax cumulative net gains in AOCI of $7.2 million related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan into earnings, which was included in the gain resulting from acquisition of joint venture line item on the consolidated statements of earnings. These gains offset the cumulative translation adjustment loss balance associated with our preexisting investment included in the calculation of the remeasurement gain, which is described further in Note 2, Acquisitions and Divestitures.
To mitigate the translation risk of certain balance sheet items, we enter into foreign currency swap contracts that are not designated as hedging instruments. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency denominated payables and receivables; both are recorded in net interest income and other on our consolidated statements of earnings.
Commodities
Depending on market conditions, we enter into coffee futures contracts and collars (the combination of a purchased call option and a sold put option) to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5, Inventories. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to cost of sales including occupancy costs when the hedged exposure affects net earnings.
To mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel, we enter into swaps, futures and collars that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in net interest income and other and help offset price fluctuations on our dairy purchases and the financial impact of diesel fuel fluctuations on our shipping costs, which are included in cost of sales including occupancy costs on our consolidated statements of earnings.

Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Sep 27, 2015	Sep 28, 2014
Cash Flow Hedges:
Interest rates	$30.1	$36.4	$3.5	4
Cross-currency swaps	(27.8)	—	—	111
Foreign currency - other	29.0	10.6	19.2	35
Coffee	(5.7)	(0.7)	(2.5)	12
Net Investment Hedges:
Foreign currency	1.3	3.2	—	0
Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Cash Flow Hedges:
Interest rates	$(6.8)	$0.5	$3.2	$5.0
Cross-currency swaps	11.4	—	46.2	—
Foreign currency - other	52.0	24.0	26.1	8.0
Coffee	(9.0)	(0.4)	(3.5)	(13.1)
Net Investment Hedges:
Foreign currency	4.3	25.5	7.2	—

Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Sep 27, 2015	Sep 28, 2014
Foreign currency	$27.1	$1.7
Coffee	(0.2)	—
Dairy	(3.8)	12.6
Diesel fuel	(9.0)	(1.0)

Notional amounts of outstanding derivative contracts (in millions):

	Sep 27, 2015	Sep 28, 2014
Interest rates	$125	$—
Cross-currency swaps	717	—
Foreign currency - other	577	542
Coffee	38	45
Dairy	43	24
Diesel fuel	14	17
The fair values of our derivative assets and liabilities are included in Note 4, Fair Value Measurements, and additional disclosures related to cash flow hedge gains and losses included in accumulated other comprehensive income, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,530.1	$1,530.1	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	10.2	—	10.2	—
Foreign government obligations	2.0	—	2.0	—
State and local government obligations	3.3	—	3.3	—
Total available-for-sale securities	15.5	—	15.5	—
Trading securities	65.8	65.8	—	—
Total short-term investments	81.3	65.8	15.5	—
Prepaid expenses and other current assets:
Derivative assets	50.8	—	50.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.6	—	8.6	—
Corporate debt securities	121.8	—	121.8	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	18.5	—	18.5	—
U.S. government treasury securities	104.8	104.8	—	—
State and local government obligations	9.7	—	9.7	—
Mortgage and other asset-backed securities	43.2	—	43.2	—
Total long-term investments	312.5	104.8	201.8	5.9
Other long-term assets:
Derivative assets	54.7	—	54.7	—
Total assets	$2,029.4	$1,700.7	$322.8	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$19.2	$3.6	$15.6	$—
Other long-term liabilities:
Derivative liabilities	14.5	—	14.5	—
Total liabilities	$33.7	$3.6	$30.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,708.4	$1,708.4	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	4.9	—	4.9	—
Foreign government obligations	33.7	—	33.7	—
U.S. government treasury securities	10.9	10.9	—	—
State and local government obligations	12.7	—	12.7	—
Certificates of deposit	1.0	—	1.0	—
Total available-for-sale securities	63.2	10.9	52.3	—
Trading securities	72.2	72.2	—	—
Total short-term investments	135.4	83.1	52.3	—
Prepaid expenses and other current assets:
Derivative assets	28.7	0.9	27.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.9	—	8.9	—
Corporate debt securities	130.9	—	130.9	—
Auction rate securities	13.8	—	—	13.8
Foreign government obligations	17.4	—	17.4	—
U.S. government treasury securities	94.8	94.8	—	—
State and local government obligations	6.7	—	6.7	—
Mortgage and other asset-backed securities	45.9	—	45.9	—
Total long-term investments	318.4	94.8	209.8	13.8
Other long-term assets:
Derivative assets	18.0	—	18.0	—
Total assets	$2,208.9	$1,887.2	$307.9	$13.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$2.4	$0.4	$2.0	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Securities
Long-term investments generally mature within 4 years. Proceeds from sales of available-for-sale securities were $600.6 million, $1.5 billion, and $60.2 million for fiscal years 2015, 2014 and 2013, respectively. The increase in fiscal 2014 was due to the liquidation of a significant portion of our offshore investment portfolio in the fourth quarter of fiscal 2014 in anticipation of funding the acquisition of Starbucks Japan. Realized gains and losses on sales and maturities of available-for-sale securities were not material for fiscal years 2015, 2014, and 2013. Gross unrealized holding gains and losses on available-for-sale securities were not material as of September 27, 2015 and September 28, 2014.

Trading Securities
Trading securities include equity mutual funds and exchange-traded funds. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan ("MDCP"), a defined contribution plan. Our MDCP liability was $98.3 million and $106.4 million as of September 27, 2015 and September 28, 2014, respectively, which is included in accrued compensation and related costs within accrued liabilities on the consolidated balance sheets. The changes in net unrealized holding gains and losses in the trading securities portfolio included in earnings for fiscal years 2015, 2014 and 2013 were a net loss of $4.5 million, and net gains of $1.2 million, and $11.7 million, respectively. Gross unrealized holding gains and losses on trading securities were not material as of September 27, 2015 and September 28, 2014.
Derivative Assets and Liabilities
Derivative assets and liabilities include foreign currency forward contracts, commodity futures contracts, collars and swaps, which are described further in Note 3, Derivative Financial Instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. Impairment of property, plant, and equipment is included at Note 1, Summary of Significant Accounting Policies. During fiscal 2015 and 2014, there were no other material fair value adjustments.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Sep 27, 2015	Sep 28, 2014
Coffee:
Unroasted	$529.4	$432.3
Roasted	279.7	238.9
Other merchandise held for sale	318.3	265.7
Packaging and other supplies	179.0	154.0
Total	$1,306.4	$1,090.9
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of September 27, 2015, we had committed to purchasing green coffee totaling $819 million under fixed-price contracts and an estimated $266 million under price-to-be-fixed contracts. As of September 27, 2015, approximately $38 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base "C" coffee commodity price component will be fixed has not yet been established. For these types of contracts, either Starbucks or the seller has the option to "fix" the base "C" coffee commodity price prior to the delivery date. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Note 6:    Equity and Cost Investments (in millions)

	Sep 27, 2015	Sep 28, 2014
Equity method investments	$306.4	$469.3
Cost method investments	45.6	45.6
Total	$352.0	$514.9
Equity Method Investments
As of September 27, 2015, we had a 50% ownership interest in each of the following international equity method investees: President Starbucks Coffee (Shanghai); Starbucks Coffee Korea Co., Ltd.; President Starbucks Coffee Corporation (Taiwan) Company Limited; and Tata Starbucks Limited (India). In addition, we had a 49% ownership interest in Starbucks Coffee España, S.L. ("Starbucks Spain"). These international entities operate licensed Starbucks® retail stores.
We also license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers® beverages, and Starbucks Discoveries Iced Café Favorites®.
On September 23, 2014, we entered into a two-step tender offer bid agreement to acquire the remaining 60.5% interest in Starbucks Japan, at the time a 39.5% owned equity method investment. Upon the completion of the first tender offer step in the first quarter of fiscal 2015, we obtained a controlling interest in Starbucks Japan and began consolidating its results instead of applying equity method accounting. See further discussion at Note 2, Acquisitions and Divestitures.
In the fourth quarter of fiscal 2014, we sold our 50% equity method ownership interest in our Malaysian joint venture, Berjaya Starbucks Coffee Company Sdn. Bhd., to our joint venture partner, Berjaya Food Berhad, for a total purchase price of $88.0 million. This transaction resulted in a gain of $67.8 million, which was included in net interest income and other on our consolidated statements of earnings.
In the fourth quarter of fiscal 2013, we acquired a 49% equity method ownership interest in Starbucks Spain from our licensee partner Sigla S.A. (Grupo Vips) for approximately $33 million in cash.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties were $153.4 million, $219.2 million, and $205.1 million in fiscal years 2015, 2014, and 2013, respectively. Related costs of sales were $94.5 million, $121.2 million, and $115.4 million in fiscal years 2015, 2014, and 2013, respectively. As of September 27, 2015 and September 28, 2014, there were $36.7 million and $54.9 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
Summarized combined financial information of our equity method investees, which represent 100% of the investees’ financial information (in millions):

Financial Position as of	Sep 27, 2015	Sep 28, 2014
Current assets	$402.8	$701.3
Noncurrent assets	578.8	873.9
Current liabilities	490.0	615.6
Noncurrent liabilities	38.7	79.1

Results of Operations for Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Net revenues	$2,688.0	$3,461.3	$3,018.7
Operating income	426.4	467.7	434.8
Net earnings	392.1	382.6	358.0

Cost Method Investments
As of September 27, 2015, we had $19 million invested in equity interests of entities that develop and operate Starbucks® licensed stores in several global markets. We have the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on our total percentage ownership interest and our ability to exercise significant influence over financial and operating policies, additional investments may require a retroactive application of the equity method of accounting. We also had a $25 million investment in the preferred stock of Square, Inc.
During the fourth quarter of fiscal 2013, we sold our 18% interest in Starbucks Coffee Argentina S.R.L. to our joint venture partner Alsea, S.A.B. de C.V., for a total purchase price of $4.4 million. This transaction resulted in a loss of $1.0 million, which was included in net interest income and other on our consolidated statements of earnings.
During the second quarter of fiscal 2013, we sold our 18% interest in Cafe Sirena S. de R.L. de CV (a Mexican limited liability company), to our controlling joint venture partner, SC de Mexico, S.A. de CV, owned by Alsea, S.A.B. de C.V., for a total purchase price of $50.3 million, which included final working capital adjustments. This transaction resulted in a gain of $35.2 million, which was included in net interest income and other on our consolidated statements of earnings.
Note 7:    Supplemental Balance Sheet Information (in millions)
Property, Plant and Equipment, net

	Sep 27, 2015	Sep 28, 2014
Land	$46.6	$46.7
Buildings	411.5	278.1
Leasehold improvements	5,409.6	4,858.4
Store equipment	1,707.5	1,493.3
Roasting equipment	542.4	410.9
Furniture, fixtures and other	1,281.7	1,078.1
Work in progress	242.5	415.6
Property, plant and equipment, gross	9,641.8	8,581.1
Accumulated depreciation	(5,553.5)	(5,062.1)
Property, plant and equipment, net	$4,088.3	$3,519.0
Accrued Liabilities

	Sep 27, 2015	Sep 28, 2014
Accrued compensation and related costs	$522.3	$437.9
Accrued occupancy costs	137.2	119.8
Accrued taxes	259.0	272.0
Accrued dividends payable	297.0	239.8
Other	545.2	444.9
Total accrued liabilities	$1,760.7	$1,514.4
Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Sep 27, 2015	Sep 28, 2014
Trade names, trademarks and patents	$202.8	$197.5
Other indefinite-lived intangible assets	15.1	15.1
Total indefinite-lived intangible assets	$217.9	$212.6
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions and Divestitures.

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	China/Asia Pacific	EMEA	Channel Development	All Other Segments	Total
Balance at September 29, 2013
Goodwill prior to impairment	$230.2	$75.1	$62.2	$23.8	$480.2	$871.5
Accumulated impairment charges	(8.6)	—	—	—	—	(8.6)
Goodwill	$221.6	$75.1	$62.2	$23.8	$480.2	$862.9
Impairment	—	—	—	—	(0.8)	(0.8)
Other(1)	(2.6)	(0.2)	(3.1)	—	—	(5.9)
Balance at September 28, 2014
Goodwill prior to impairment	$227.6	$74.9	$59.1	$23.8	$480.2	$865.6
Accumulated impairment charges	(8.6)	—	—	—	(0.8)	(9.4)
Goodwill	$219.0	$74.9	$59.1	$23.8	$479.4	$856.2
Acquisition/(divestiture)	(2.5)	815.6	—	—	—	813.1
Impairment	—	—	—	—	(0.5)	(0.5)
Other(1)	(5.3)	(86.4)	(1.7)	—	—	(93.4)
Balance at September 27, 2015
Goodwill prior to impairment	$219.8	$804.1	$57.4	$23.8	$480.2	$1,585.3
Accumulated impairment charges	(8.6)	—	—	—	(1.3)	(9.9)
Goodwill	$211.2	$804.1	$57.4	$23.8	$478.9	$1,575.4

(1)	Other is primarily comprised of changes in the goodwill balance as a result of foreign currency translation.
Finite-Lived Intangible Assets

	Sep 27, 2015			Sep 28, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$308.6	$(52.5)	$256.1	$36.8	$(10.1)	$26.7
Acquired trade secrets and processes	27.6	(8.2)	19.4	27.6	(5.4)	22.2
Licensing agreements	13.4	(1.1)	12.3	—	—	—
Trade names, trademarks and patents	24.5	(13.0)	11.5	21.6	(11.6)	10.0
Other finite-lived intangible assets	6.5	(3.3)	3.2	3.8	(1.8)	2.0
Total finite-lived intangible assets	$380.6	$(78.1)	$302.5	$89.8	$(28.9)	$60.9
Amortization expense for finite-lived intangible assets was $50.0 million, $8.7 million, and $7.7 million during fiscal 2015, 2014, and 2013, respectively.

Estimated future amortization expense as of September 27, 2015 (in millions):

Fiscal Year Ending
2016	$53.2
2017	52.9
2018	51.5
2019	51.2
2020	51.1
Thereafter	42.6
Total estimated future amortization expense	$302.5
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions and Divestitures.
Note 9:    Debt
Revolving Credit Facility and Commercial Paper Program
Our $750 million unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. During the second quarter of fiscal 2015, we extended the duration of our credit facility, which is now set to mature on January 21, 2020, and amended certain facility fees and borrowing rates. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit facility. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 27, 2015, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of September 27, 2015.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary, but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. As of September 27, 2015, availability under our commercial paper program was approximately $750 million (which represents the full committed credit facility amount, as the amount of outstanding letters of credit was not material as of September 27, 2015). The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including share repurchases, business expansion, payment of cash dividends on our common stock or the financing of possible acquisitions. In the fourth quarter of fiscal 2015, we issued and subsequently repaid commercial paper borrowings of $93 million for general corporate purposes. We had no other borrowings under our commercial paper program during fiscal 2015 or fiscal 2014, and there were no amounts outstanding as of September 27, 2015 or September 28, 2014.
Long-term Debt
In July 2015, we redeemed our $550 million of 6.250% Senior Notes (the "2017 notes") originally scheduled to mature in August 2017. The redemption resulted in a charge of $61.1 million, which is presented separately as loss on extinguishment of debt within other income and expenses on our consolidated statements of earnings. This loss primarily relates to the optional redemption payment as outlined in the 2017 notes indenture, as well as non-cash expenses related to the previously capitalized original issuance costs and accelerated amortization of the unamortized discount. In connection with the redemption, we also reclassified $2.0 million from accumulated other comprehensive income to interest expense on our consolidated statements of earnings related to remaining unrecognized losses from interest rate contracts entered into in conjunction with the 2017 notes and designated as cash flow hedges.
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

In December 2013, we issued $400 million of 3-year 0.875% Senior Notes (the "2016 notes") due December 2016, and $350 million of 5-year 2.000% Senior Notes (the "2018 notes") due December 2018, in an underwritten registered public offering. Interest on the 2016 and 2018 notes is payable semi-annually on June 5 and December 5 of each year.
In September 2013, we issued $750 million of 10-year 3.85% Senior Notes (the "2023 notes") due October 2023, in an underwritten registered public offering. Interest on the 2023 notes is payable semi-annually on April 1 and October 1 of each year.
Components of long-term debt including the associated interest rates and related fair values (in millions, except interest rates):

	Sep 27, 2015		Sep 28, 2014		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$400	$400.0	$400	0.875%	0.941%
2017 notes	—	—	550.0	625	6.250%	—%
2018 notes	350.0	354	350.0	353	2.000%	2.012%
2022 notes	500.0	503	—	—	2.700%	2.819%
2023 notes	750.0	790	750.0	786	3.850%	2.860%
2045 notes	350.0	355	—	—	4.300%	4.348%
Total	2,350.0	2,402	2,050.0	2,164
Aggregate unamortized discount	2.5		1.7
Total	$2,347.5		$2,048.3

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 27, 2015, we were in compliance with each of these covenants.
The following table summarizes our long-term debt maturities as of September 27, 2015 (in millions):

Fiscal Year	Total
2016	$—
2017	400.0
2018	—
2019	350.0
2020	—
Thereafter	1,600.0
Total	$2,350.0
Interest Expense
Interest expense, net of interest capitalized, was $70.5 million, $64.1 million, and $28.1 million in fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, 2014, and 2013, $3.6 million, $6.2 million, and $10.4 million, respectively, of interest was capitalized for asset construction projects.
Note 10:    Leases
Rent expense under operating lease agreements (in millions):

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Minimum rent	$1,026.3	$907.4	$838.3
Contingent rent	111.5	66.8	56.4
Total	$1,137.8	$974.2	$894.7

Minimum future rental payments under non-cancelable operating leases and lease financing arrangements as of September 27, 2015 (in millions):

Fiscal Year Ending	Operating Leases	Lease Financing Arrangements
2016	$1,032.4	$3.2
2017	892.5	3.2
2018	739.8	3.2
2019	624.0	3.2
2020	548.9	3.2
Thereafter	1,831.9	31.1
Total minimum lease payments	$5,669.5	$47.1
We have subleases related to certain of our operating leases. During fiscal 2015, 2014, and 2013, we recognized sublease income of $11.9 million, $13.3 million, and $9.3 million, respectively. Additionally, as of September 27, 2015, the gross carrying value of assets related to build-to-suit lease arrangements accounted for as financing leases was $66.8 million with associated accumulated depreciation of $2.5 million. We had no built-to-suit lease arrangements as of September 28, 2014.
Note 11:    Equity
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share data presented in this note has been retroactively adjusted to reflect this stock split.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at September 27, 2015.
Included in additional paid-in capital in our consolidated statements of equity as of September 27, 2015 and September 28, 2014 is $39.4 million related to the increase in value of our share of the net assets of Starbucks Japan at the time of its initial public stock offering in fiscal 2002.    Also included in additional paid-in capital as of September 27, 2015 is $1.7 million, which represents the difference between the carrying value of the remaining outstanding noncontrolling interests in Starbucks Japan prior to obtaining full ownership and the cash paid to acquire the noncontrolling interests. Refer to Note 2, Acquisitions and Divestitures, for further discussion.
We repurchased 29.0 million shares of common stock at a total cost of $1.4 billion, and 21.0 million shares at a total cost of $769.8 million for the years ended September 27, 2015 and September 28, 2014, respectively. On July 23, 2015, we announced that our Board of Directors approved an increase of 50 million shares to our ongoing share repurchase program. As of September 27, 2015, 52.7 million shares remained available for repurchase under current authorizations.
During fiscal years 2015 and 2014, our Board of Directors declared the following dividends (in millions, except per share amounts):

	Dividend Per Share	Record date	Total Amount	Payment Date
Fiscal Year 2015
First quarter	$0.16	February 5, 2015	$240.1	February 20, 2015
Second quarter	$0.16	May 7, 2015	$240.1	May 22, 2015
Third quarter	$0.16	August 6, 2015	$239.0	August 21, 2015
Fourth quarter	$0.20	November 12, 2015	$297.0	November 27, 2015
Fiscal Year 2014:
First quarter	$0.13	February 6, 2014	$196.4	February 21, 2014
Second quarter	$0.13	May 8, 2014	$195.5	May 23, 2014
Third quarter	$0.13	August 7, 2014	$195.3	August 22, 2014
Fourth quarter	$0.16	November 13, 2014	$239.8	November 28, 2014
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
Changes in accumulated other comprehensive income ("AOCI") by component, for year ended September 27, 2015, net of tax:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
September 27, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	0.9	30.8	2.7	(185.6)	(151.2)
Net (gains)/losses reclassified from AOCI to earnings	(0.6)	(51.5)	(4.6)	14.3	(42.4)
Other comprehensive income/(loss) attributable to Starbucks	0.3	(20.7)	(1.9)	(171.3)	(193.6)
Purchase of noncontrolling interest	—	—	—	(31.1)	(31.1)
Net gains/(losses) in AOCI, end of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
September 28, 2014
Net gains/(losses) in AOCI, beginning of period	$(0.5)	$26.8	$(12.9)	$53.6	$67.0
Net gains/(losses) recognized in OCI before reclassifications	1.0	16.3	16.1	(77.4)	(44.0)
Net (gains)/losses reclassified from AOCI to earnings	(0.9)	3.2	—	—	2.3
Other comprehensive income/(loss) attributable to Starbucks	0.1	19.5	16.1	(77.4)	(41.7)
Net gains/(losses) in AOCI, end of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Fiscal Year Ended
	Sep 27, 2015	Sep 28, 2014
Gains/(losses) on cash flow hedges
Interest rate hedges	$3.2	$5.0	Interest expense
Cross-currency swaps	46.2	—	Interest income and other, net
Foreign currency hedges	14.0	5.1	Revenue
Foreign currency/coffee hedges	8.6	(10.0)	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	7.2	—	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	(7.2)	—	Gain resulting from acquisition of joint venture
Other	(7.1)	—	Interest income and other, net
	64.9	0.1	Total before tax
	(23.1)	(3.3)	Tax (expense)/benefit
	$41.8	$(3.2)	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.

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
As of September 27, 2015, there were 96.3 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 14.3 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Options	$37.8	$41.8	$37.1
RSUs	172.0	141.4	105.2
Total stock-based compensation expense recognized in the consolidated statements of earnings	$209.8	$183.2	$142.3
Total related tax benefit	$72.3	$63.4	$49.8
Total capitalized stock-based compensation included in net property, plant and equipment and inventories on the consolidated balance sheets	$1.9	$1.9	$1.8
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
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2015, 2014, and 2013:

	Employee Stock Options Granted During the Period
Fiscal Year Ended	2015	2014	2013
Expected term (in years)	4.2	4.5	4.8
Expected stock price volatility	22.3%	26.8%	34.0%
Risk-free interest rate	1.1%	1.1%	0.7%
Expected dividend yield	1.6%	1.3%	1.6%
Weighted average grant price	$39.89	$40.12	$25.62
Estimated fair value per option granted	$6.58	$8.36	$6.44
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

Stock option transactions for the year ended September 27, 2015 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 28, 2014	39.6	$18.93	5.8	$754
Granted	6.4	39.89
Exercised	(11.3)	14.99
Expired/forfeited	(1.1)	32.38
Outstanding, September 27, 2015	33.6	23.81	6.0	1,150
Exercisable, September 27, 2015	21.1	16.75	4.7	872
Vested and expected to vest, September 27, 2015	32.4	23.29	5.9	1,125
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of September 27, 2015, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested options was approximately $32 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.6 years. The total intrinsic value of options exercised was $358 million, $258 million, and $539 million during fiscal years 2015, 2014, and 2013, respectively. The total fair value of options vested was $36 million, $44 million, and $56 million during fiscal years 2015, 2014, and 2013, respectively.
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
RSU transactions for the year ended September 27, 2015 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 28, 2014	10.8	$31.17	1.0	$407
Granted	6.7	38.56
Vested	(5.1)	26.73
Forfeited/canceled	(1.7)	36.10
Nonvested, September 27, 2015	10.7	36.35	1.0	620
For fiscal 2014 and 2013, the weighted average fair value per RSU granted was $40.07 and $25.12, respectively. As of September 27, 2015, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $126 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years. The total fair value of RSUs vested was $137 million, $103 million and $104 million during fiscal years 2015, 2014, and 2013, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.5 million in fiscal 2015.

Deferred Compensation Plan
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
Our matching contributions to all U.S. and non-U.S. plans were $70.9 million, $73.0 million, and $54.7 million in fiscal years 2015, 2014, and 2013, respectively.
Note 13:    Income Taxes
Components of earnings/(loss) before income taxes (in millions):

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
			Total	Litigation charge	All Other
United States	$2,837.2	$2,572.4	$(674.0)	$(2,784.1)	$2,110.1
Foreign	1,065.8	587.3	444.1	—	444.1
Total earnings/(loss) before income taxes	$3,903.0	$3,159.7	$(229.9)	$(2,784.1)	$2,554.2

Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
			Total	Litigation charge	All Other
Current taxes:
U.S. federal	$801.0	$822.7	$616.6	$—	$616.6
U.S. state and local	150.1	132.9	93.8	—	93.8
Foreign	172.2	128.8	95.9	—	95.9
Total current taxes	1,123.3	1,084.4	806.3	—	806.3
Deferred taxes:
U.S. federal	56.5	12.0	(898.8)	(922.3)	23.5
U.S. state and local	4.0	(4.9)	(144.0)	(148.7)	4.7
Foreign	(40.1)	0.5	(2.2)	—	(2.2)
Total deferred taxes	20.4	7.6	(1,045.0)	(1,071.0)	26.0
Total income tax expense/(benefit)	$1,143.7	$1,092.0	$(238.7)	$(1,071.0)	$832.3

Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
			Total	Litigation charge	All Other
Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	2.6	15.8	3.5	2.4
Benefits and taxes related to foreign operations	(2.1)	(1.9)	37.5	—	(3.4)
Domestic production activity deduction	(2.2)	(0.7)	8.1	—	(0.7)
Domestic tax credits	(0.2)	(0.2)	2.8	—	(0.3)
Charitable contributions	(0.3)	(0.4)	3.9	—	(0.3)
Gain resulting from acquisition of joint venture	(3.7)	—	—	—	—
Other, net	—	0.2	0.7	—	(0.1)
Effective tax rate	29.3%	34.6%	103.8%	38.5%	32.6%
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
U.S. income and foreign withholding taxes have not been provided on approximately $2.8 billion of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with its hypothetical calculation, and the amount of liability, if any, is dependent on circumstances existing if and when remittance occurs.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 27, 2015	Sep 28, 2014
Deferred tax assets:
Property, plant and equipment	$121.4	$78.5
Accrued occupancy costs	98.4	58.8
Accrued compensation and related costs	81.7	75.3
Other accrued liabilities	49.0	27.6
Asset retirement obligation asset	29.0	18.6
Stored value card liability	99.1	63.4
Asset impairments	26.2	49.5
Tax credits	20.8	20.3
Stock-based compensation	135.5	131.5
Net operating losses	93.4	104.4
Litigation charge	931.0	1,002.0
Other	104.5	77.0
Total	$1,790.0	$1,706.9
Valuation allowance	(143.7)	(166.8)
Total deferred tax asset, net of valuation allowance	$1,646.3	$1,540.1
Deferred tax liabilities:
Property, plant and equipment	(217.5)	(148.2)
Intangible assets and goodwill	(177.3)	(92.9)
Other	(114.1)	(89.4)
Total	(508.9)	(330.5)
Net deferred tax asset	$1,137.4	$1,209.6
Reported as:
Current deferred income tax assets	$381.7	$317.4
Long-term deferred income tax assets	828.9	903.3
Current deferred income tax liabilities (included in Accrued liabilities)	(5.4)	(4.2)
Long-term deferred income tax liabilities (included in Other long-term liabilities)	(67.8)	(6.9)
Net deferred tax asset	$1,137.4	$1,209.6
The valuation allowance as of September 27, 2015 and September 28, 2014 is primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries. The net change in the total valuation allowance was a decrease of $23.1 million and an increase of $6.3 million for fiscal 2015 and 2014, respectively.
As of September 27, 2015, we had state tax credit carryforwards of $32.0 million with an expiration date of fiscal 2024 and foreign net operating loss carryforwards of $309.5 million, the majority of which has no expiration date.
Uncertain Tax Positions
As of September 27, 2015, we had $150.4 million of gross unrecognized tax benefits of which $101.7 million, if recognized, would affect our effective tax rate. We recognized expense of $0.7 million, expense of $5.9 million, and a benefit of $0.8 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2015, 2014 and 2013, respectively. As of September 27, 2015 and September 28, 2014, we had accrued interest and penalties of $11.3 million and $10.6 million, respectively, before the benefit of the federal tax deduction, included within other long-term liabilities on our consolidated balance sheets.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Beginning balance	$112.7	$88.8	$75.3
Increase related to prior year tax positions	7.9	1.4	8.9
Decrease related to prior year tax positions	(0.9)	(2.2)	(9.3)
Increase related to current year tax positions	32.0	26.7	19.3
Decrease related to current year tax positions	(0.6)	(1.9)	(0.4)
Decreases related to settlements with taxing authorities	(0.7)	(0.1)	—
Decreases related to lapsing of statute of limitations	—	—	(5.0)
Ending balance	$150.4	$112.7	$88.8
We are currently under examination, or may be subject to examination, by various jurisdictions inside and outside the U.S. as well as U.S. state and municipal taxing jurisdictions for fiscal years 2006 through 2014. We are no longer subject to U.S. federal or state examination for years prior to fiscal year 2010, with the exception of one state and one city. We are no longer subject to examination in any material international markets prior to 2006.
There is a reasonable possibility that $31.2 million of the currently remaining unrecognized tax benefits may be recognized by the end of fiscal 2016 as a result of a lapse of the statute of limitations and expected consent from taxing authorities.
Note 14:    Earnings per Share
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share and per-share data presented in this note has been retroactively adjusted to reflect this stock split.
Calculation of net earnings per common share ("EPS") — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Net earnings attributable to Starbucks	$2,757.4	$2,068.1	$8.3
Weighted average common shares outstanding (for basic calculation)	1,495.9	1,506.3	1,498.5
Dilutive effect of outstanding common stock options and RSUs	17.5	20.0	26.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,513.4	1,526.3	1,524.5
EPS — basic	$1.84	$1.37	$0.01
EPS — diluted	$1.82	$1.35	$0.01
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. We had no out-of-the-money stock options as of September 27, 2015 and September 29, 2013, respectively. There were 5.3 million out-of-the-money stock options as of September 28, 2014.
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
We have four reportable operating segments: 1) Americas, inclusive of the U.S., Canada, and Latin America; 2) China/Asia Pacific ("CAP"); 3) Europe, Middle East, and Africa ("EMEA") and 4) Channel Development.
Americas, CAP, and EMEA operations sell coffee and other beverages, complementary food, packaged coffees, single-serve coffee products and a focused selection of merchandise through company-operated stores and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our CAP and EMEA operations are still in the early stages of development and require a more extensive support organization, relative to their current levels of revenue and operating income, than our Americas operations. The Americas and EMEA segments also include certain foodservice accounts, primarily in Canada and the U.K.
Channel Development operations sell a selection of packaged coffees and single-serve products, as well as a selection of premium Tazo® teas globally. Channel Development operations also produce and sell a variety of ready-to-drink beverages, such as Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers® beverages and chilled multi-serve beverages. The U.S. foodservice business, which is included in the Channel Development segment, sells coffee and other related products to institutional foodservice companies.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Sep 27, 2015		Sep 28, 2014		Sep 29, 2013
Beverage	$11,115.4	58%	$9,458.4	58%	$8,674.7	58%
Food	3,085.3	16%	2,505.2	15%	2,189.8	15%
Packaged and single-serve coffees and teas	2,619.9	14%	2,370.0	14%	2,206.5	15%
Other(1)	2,342.1	12%	2,114.2	13%	1,795.8	12%
Total	$19,162.7	100%	$16,447.8	100%	$14,866.8	100%
(1) "Other" primarily consists of royalty and licensing revenues, beverage-related ingredients, ready-to-drink beverages and serveware, among other items.
In fiscal 2014, we moved ready-to-drink beverage revenues from the "Food" category to the "Other" category and combined packaged and single-serve teas, which were previously included in the "Other" category, with packaged and single-serve coffees, which are now categorized as "Packaged and single-serve coffees and teas." Additionally, we revised our discount allocation methodology to more precisely allocate sales discounts to the various revenue product categories. None of these changes had a material impact on the composition of our revenue mix by product type.

Information by geographic area (in millions):

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Net revenues:
United States	$14,123.7	$12,590.6	$11,389.6
Other countries	5,039.0	3,857.2	3,477.2
Total	$19,162.7	$16,447.8	$14,866.8

Long-lived assets:
United States	$5,468.1	$5,135.8	$4,641.3
Other countries	2,625.3	1,448.4	1,404.0
Total	$8,093.4	$6,584.2	$6,045.3
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. consist primarily of revenues from Japan, Canada, China and the U.K., which together account for approximately 76% of net revenues from other countries for fiscal 2015.
Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Operating income represents earnings before other income and expenses and income taxes. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash and cash equivalents, net property, plant and equipment, equity and cost investments, goodwill, and other intangible assets. Assets not identified by reportable operating segment below are corporate assets and are primarily comprised of cash and cash equivalents available for general corporate purposes, investments, assets of the corporate headquarters and roasting facilities, and inventory.

The table below presents financial information for our reportable operating segments and All Other Segments for the years ended September 27, 2015, September 28, 2014, and September 29, 2013.

(in millions)	Americas	China / Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
Fiscal 2015
Total net revenues	$13,293.4	$2,395.9	$1,216.7	$1,730.9	$525.8	$19,162.7
Depreciation and amortization expenses	522.3	150.7	52.0	2.7	16.3	744.0
Income from equity investees	—	119.6	3.1	127.2	—	249.9
Operating income/(loss)	3,223.3	500.5	168.2	653.9	(24.8)	4,521.1
Total assets	2,726.7	2,230.5	749.1	87.3	1,785.3	7,578.9

Fiscal 2014
Total net revenues	$11,980.5	$1,129.6	$1,294.8	$1,546.0	$496.9	$16,447.8
Depreciation and amortization expenses	469.5	46.1	59.4	1.8	15.2	592.0
Income from equity investees	—	164.0	3.7	100.6	—	268.3
Operating income/(loss)	2,809.0	372.5	119.2	557.2	(26.8)	3,831.1
Total assets	2,521.4	939.8	663.0	84.6	825.2	5,034.0

Fiscal 2013
Total net revenues	$11,000.8	$917.0	$1,160.0	$1,398.9	$390.1	$14,866.8
Depreciation and amortization expenses	429.3	33.8	55.5	1.1	11.7	531.4
Income from equity investees	2.4	152.0	0.4	96.6	—	251.4
Operating income/(loss)	2,365.2	321.2	64.2	415.5	(34.5)	3,131.6
Total assets	2,323.4	805.0	510.6	89.2	821.1	4,549.3

The following table reconciles total segment operating income in the table above to consolidated earnings/(loss) before income taxes (in millions):

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013
Total segment operating income	$4,521.1	$3,831.1	$3,131.6
Unallocated corporate operating expenses(1)	(920.1)	(750.0)	(3,457.0)
Consolidated operating income/(loss)	3,601.0	3,081.1	(325.4)
Gain resulting from acquisition of joint venture	390.6	—	—
Loss on extinguishment of debt	(61.1)	—	—
Interest income and other, net	43.0	142.7	123.6
Interest expense	(70.5)	(64.1)	(28.1)
Earnings/(loss) before income taxes	$3,903.0	$3,159.7	$(229.9)
(1) Fiscal 2013 includes a pretax charge of $2,784.1 million resulting from the litigation charge we recorded associated with the conclusion of our arbitration with Kraft.
Note 17:    Selected Quarterly Financial Information (unaudited; in millions, except EPS)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2015:
Net revenues	$4,803.2	$4,563.5	$4,881.2	$4,914.8	$19,162.7
Operating income	915.5	777.5	938.6	969.4	3,601.0
Net earnings attributable to Starbucks	983.1	494.9	626.7	652.5	2,757.4
EPS — diluted(1)	0.65	0.33	0.41	0.43	1.82
Fiscal 2014:
Net revenues	$4,239.6	$3,873.8	$4,153.7	$4,180.8	$16,447.8
Operating income	813.5	644.1	768.5	854.9	3,081.1
Net earnings attributable to Starbucks	540.7	427.0	512.6	587.9	2,068.1
EPS — diluted(1)	0.35	0.28	0.34	0.39	1.35

(1)
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All per-share data presented in this note has been retroactively adjusted to reflect this stock split.

Note 18:    Subsequent Events
Subsequent to our fiscal year end, the European Commission has concluded that decisions by the tax authorities in the Netherlands with regards to the corporate income tax paid by one of our subsidiaries did not comply with European Union rules on state aid. Based on this decision, which covers a 7-year period from fiscal 2008 to fiscal 2014, we estimate the amount of assessed past taxes to be no more than €30 million, including interest, which equates to approximately $32 million with euro converted into U.S. dollars at a reference conversion rate of 1.075 EUR to USD. The exposure amount is not material and we are currently evaluating this decision, including any impact to our fiscal 2016 tax provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the "Company") as of September 27, 2015 and September 28, 2014, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended September 27, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of September 27, 2015 and September 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 12, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the fourth quarter of fiscal 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 27, 2015).
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
We acquired Starbucks Japan during the first quarter of fiscal 2015 (see Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K). As permitted by the Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Starbucks Japan from its evaluation of internal control over financial reporting as of September 27, 2015. We are in the process of documenting and testing Starbucks Japan's internal controls over financial reporting and plan to incorporate Starbucks Japan in our evaluation of internal controls over financial reporting beginning in the first quarter of fiscal 2016. Starbucks Japan contributed $1.6 billion to our consolidated total assets as of September 27, 2015, and $1.1 billion and $159.1 million to our consolidated net revenues and operating income, respectively, for the year ended September 27, 2015.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (the "2013 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission, excluding Starbucks Japan as mentioned above. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 27, 2015.
Our internal control over financial reporting as of September 27, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the "Company") as of September 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Report of Management on Internal Control over Financial Reporting, management excluded Starbucks Coffee Japan, Ltd. (“Starbucks Japan”) from its assessment of internal control over financial reporting. Starbucks Japan was acquired on October 31, 2014, and its financial statements contributed $1.6 billion, $1.1 billion, and $159.1 million to the consolidated entity’s total assets, net revenues and operating income, respectively, as of and for the year ended September 27, 2015. Accordingly, our audit did not include the internal control over financial reporting at Starbucks Japan. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended September 27, 2015, of the Company and our report dated November 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 12, 2015

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
The remaining information required by this item is incorporated herein by reference to the sections entitled "Proposal 1 — Election of Directors" and "Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance — Board Committees and Related Matters" and "Corporate Governance — Audit and Compliance Committee" in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 23, 2016 (the "Proxy Statement").

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:

1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 27, 2015, September 28, 2014, and September 29, 2013;

•	Consolidated Statements of Comprehensive Income for the fiscal years ended September 27, 2015, September 28, 2014, and September 29, 2013;

•	Consolidated Balance Sheets as of September 27, 2015 and September 28, 2014;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2015, September 28, 2014, and September 29, 2013;

•	Consolidated Statements of Equity for the fiscal years ended September 27, 2015, September 28, 2014, and September 29, 2013;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

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
Howard Schultz chairman and chief executive officer

November 12, 2015
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 12, 2015.

	Signature	Title

By:	/s/ Howard Schultz	chairman and chief executive officer
Howard Schultz

By:	/s/ Scott Maw	executive vice president, chief financial officer (principal financial officer and principal accounting officer)
Scott Maw

By:	/s/ William W. Bradley	director
William W. Bradley

By:	/s/ Robert M. Gates	director
Robert M. Gates

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Kevin R. Johnson	director
Kevin R. Johnson

By:	/s/ Olden Lee	director
Olden Lee

	Signature	Title

By:	/s/ Joshua Cooper Ramo	director
Joshua Cooper Ramo

By:	/s/ James G. Shennan, Jr.	director
James G. Shennan, Jr.

By:	/s/ Clara Shih	director
Clara Shih

By:	/s/ Javier G. Teruel	director
Javier G. Teruel

By:	/s/ Myron E. Ullman, III	director
Myron E. Ullman, III

By:	/s/ Craig E. Weatherup	director
Craig E. Weatherup

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 14, 2012, among Starbucks Corporation, Taj Acquisition Corp. and Teavana Holdings, Inc.	8-K	0-20322	11/15/2012	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through January 20, 2015)	8-K	0-20322	1/22/2015	3.1
4.1	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.2	Second Supplemental Indenture, dated as of September 6, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (3.850% Senior Notes due October 1, 2023)	8-K	0-20322	9/6/2013	4.2
4.3	Form of 3.850% Senior Notes due October 1, 2023	8-K	0-20322	9/6/2013	4.3
4.4	Third Supplemental Indenture, dated as of December 5, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (0.875% Senior Notes due 2016 and 2.000% Senior Notes due 2018)	8-K	0-20322	12/5/2013	4.2
4.5	Form of 0.875% Senior Notes due December 5, 2016	8-K	0-20322	12/5/2013	4.3
4.6	Form of 2.000% Senior Notes due December 5, 2018	8-K	0-20322	12/5/2013	4.4
4.7	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.700% Senior Notes due June 15, 2022 and 4.300% Senior Notes due June 15, 2045)	8-K	0-20322	6/10/2015	4.2
4.8	Form of 2.700% Senior Notes due June 15, 2022	8-K	0-20322	6/10/2015	4.3
4.9	Form of 4.300% Senior Notes due June 15, 2045	8-K	0-20322	6/10/2015	4.4
10.1*	Starbucks Corporation Amended and Restated Key Employee Stock Option Plan — 1994, as amended and restated through March 18, 2009	8-K	0-20322	3/20/2009	10.2
10.2*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/2003	10.2
10.3*	Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended and restated through March 18, 2009, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	4/28/2015	10.6

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.3.1*	Starbucks Corporation 1991 Company-Wide Stock Option Plan — Rules of the UK Sub-Plan, as amended and restated through November 20, 2003	10-K	0-20322	12/23/2003	10.3.1
10.4*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through April 1, 2009, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	4/28/2015	10.5
10.5	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/2001	10.5
10.6*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated effective November 8, 2011	10-Q	0-20322	5/2/2012	10.2
10.7*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.8*	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/2003	10.9
10.9*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/2003	10.10
10.10*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011	10-K	0-20322	11/18/2011	10.11
10.11*	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/2006	10.12
10.12*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	4/28/2015	10.4
10.13*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2
10.14*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 13, 2011	10-K	0-20322	11/18/2011	10.17
10.15*	Form of Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	5/2/2012	10.1
10.16*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	0-20322	11/18/2013	10.17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.17*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	8-K	0-20322	2/10/2005	10.5
10.18*	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.20
10.19	Credit Agreement dated November 6, 2015 among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	11/6/2015	10.1
10.20	Commercial Paper Dealer Agreement between Starbucks Corporation and Banc of America Securities LLC, dated as of March 27, 2007	8-K	0-20322	3/27/2007	10.1.1
10.21	Commercial Paper Dealer Agreement between Starbucks Corporation and Goldman, Sachs & Co., dated as of March 27, 2007	8-K	0-20322	3/27/2007	10.1.2
10.22*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	5/8/2008	10.3
10.23*	Form of Time Vested Restricted Stock Unit Grant Agreement (U.S.) under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.30
10.24*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2013	10.29
10.25*	Form of Performance Based Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2013	10.30
10.26*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	2/2/2010	10.3
10.27*	Letter Agreement dated May 16, 2012 between Starbucks Corporation and Lucy Lee Helm	10-K	0-20322	11/14/2014	10.33
10.28*	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Troy Alstead	8-K	0-20322	1/29/2014	10.1
10.29*	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Scott Maw	8-K	0-20322	1/29/2014	10.2
10.30*	Exclusive Aircraft Sublease (S/N 6003) dated as of September 27, 2013 by and between Cloverdale Services, LLC and Starbucks Corporation	10-Q	0-20322	4/29/2014	10.3
10.31*	Offer Letter dated January 22, 2015 between Starbucks Corporation and Kevin Johnson	8-K	0-20322	1/22/2015	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
12	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	__	__	__	__	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101	The following financial statements from the Company’s 10-K for the fiscal year ended September 27, 2015, formatted in XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii)Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
**Furnished herewith.