Form 10-Q
period 2015-12-27
STARBUCKS CORP
filed 2016-01-26
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 20, 2016
Common Stock, par value $0.001 per share	1,478.1 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 27, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014
Net revenues:
Company-operated stores	$4,210.6	$3,772.8
Licensed stores	540.6	483.9
CPG, foodservice and other	622.3	546.5
Total net revenues	5,373.5	4,803.2
Cost of sales including occupancy costs	2,186.2	1,991.2
Store operating expenses	1,506.2	1,315.5
Other operating expenses	146.2	129.4
Depreciation and amortization expenses	235.5	206.0
General and administrative expenses	305.5	298.4
Total operating expenses	4,379.6	3,940.5
Income from equity investees	64.1	52.8
Operating income	1,058.0	915.5
Gain resulting from acquisition of joint venture	—	390.6
Interest income and other, net	8.1	9.7
Interest expense	(16.5)	(16.3)
Earnings before income taxes	1,049.6	1,299.5
Income tax expense	361.9	315.0
Net earnings including noncontrolling interests	687.7	984.5
Net earnings/(loss) attributable to noncontrolling interests	0.1	1.4
Net earnings attributable to Starbucks	$687.6	$983.1
Earnings per share - basic	$0.46	$0.66
Earnings per share - diluted	$0.46	$0.65
Weighted average shares outstanding:
Basic	1,485.9	1,498.8
Diluted	1,503.3	1,516.8
Cash dividends declared per share	$0.20	$0.16
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014
Net earnings including noncontrolling interests	$687.7	$984.5
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	1.0	(0.6)
Tax (expense)/benefit	(0.4)	0.2
Unrealized gains/(losses) on cash flow hedging instruments	5.8	51.7
Tax (expense)/benefit	(2.7)	(12.9)
Unrealized gains/(losses) on net investment hedging instruments	—	4.3
Tax (expense)/benefit	—	(1.6)
Translation adjustment	(26.1)	(156.4)
Tax (expense)/benefit	1.7	3.8
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	(7.7)	(59.8)
Tax expense/(benefit)	2.7	17.2
Other comprehensive income/(loss)	(25.7)	(154.1)
Comprehensive income including noncontrolling interests	662.0	830.4
Comprehensive income/(loss) attributable to noncontrolling interests	0.1	(30.4)
Comprehensive income attributable to Starbucks	$661.9	$860.8

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 27, 2015	Sep 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,263.5	$1,530.1
Short-term investments	116.4	81.3
Accounts receivable, net	764.4	719.0
Inventories	1,242.6	1,306.4
Prepaid expenses and other current assets	340.8	334.2
Total current assets	4,727.7	3,971.0
Long-term investments	366.9	312.5
Equity and cost investments	289.6	352.0
Property, plant and equipment, net	4,122.5	4,088.3
Deferred income taxes, net	938.5	1,180.8
Other long-term assets	416.9	415.9
Other intangible assets	509.1	520.4
Goodwill	1,572.3	1,575.4
TOTAL ASSETS	$12,943.5	$12,416.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$648.0	$684.2
Accrued liabilities	1,686.0	1,755.3
Insurance reserves	237.5	224.8
Stored value card liability	1,448.8	983.8
Current portion of long-term debt	399.8	—
Total current liabilities	4,420.1	3,648.1
Long-term debt	1,947.9	2,347.5
Other long-term liabilities	592.1	600.9
Total liabilities	6,960.1	6,596.5
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,485.6 shares and 1,485.1 shares, respectively	1.5	1.5
Additional paid-in capital	41.1	41.1
Retained earnings	6,164.0	5,974.8
Accumulated other comprehensive loss	(225.1)	(199.4)
Total shareholders’ equity	5,981.5	5,818.0
Noncontrolling interest	1.9	1.8
Total equity	5,983.4	5,819.8
TOTAL LIABILITIES AND EQUITY	$12,943.5	$12,416.3
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$687.7	$984.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	247.3	216.3
Deferred income taxes, net	225.2	100.0
Income earned from equity method investees	(47.0)	(35.6)
Distributions received from equity method investees	69.3	35.8
Gain resulting from acquisition/sale of equity in joint ventures	(0.6)	(390.6)
Stock-based compensation	57.3	51.9
Excess tax benefit on share-based awards	(67.2)	(53.3)
Other	18.0	8.5
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(65.1)	(9.3)
Inventories	60.6	92.0
Accounts payable	(28.2)	(20.8)
Income taxes payable, net	48.7	(17.8)
Accrued liabilities and insurance reserves	(27.3)	40.3
Stored value card liability	468.9	408.4
Prepaid expenses, other current assets and other long-term assets	(11.6)	14.9
Net cash provided by operating activities	1,636.0	1,425.2
INVESTING ACTIVITIES:
Purchases of investments	(145.6)	(133.1)
Sales of investments	85.3	177.5
Maturities and calls of investments	0.8	7.4
Acquisitions, net of cash acquired	—	(284.3)
Additions to property, plant and equipment	(331.8)	(291.8)
Proceeds from sale of equity in joint venture	30.2	—
Other	1.0	1.8
Net cash used by investing activities	(360.1)	(522.5)
FINANCING ACTIVITIES:
Cash restricted for purchase of noncontrolling interest	—	(257.6)
Proceeds from issuance of common stock	48.4	64.1
Excess tax benefit on share-based awards	67.2	53.3
Cash dividends paid	(297.0)	(239.5)
Repurchase of common stock	(245.8)	(215.0)
Minimum tax withholdings on share-based awards	(101.3)	(71.8)
Other	(0.2)	(1.8)
Net cash used by financing activities	(528.7)	(668.3)
Effect of exchange rate changes on cash and cash equivalents	(13.8)	(85.8)
Net increase in cash and cash equivalents	733.4	148.6
CASH AND CASH EQUIVALENTS:
Beginning of period	1,530.1	1,708.4
End of period	$2,263.5	$1,857.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$34.4	$19.7
Income taxes, net of refunds	$86.7	$231.2

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 27, 2015, and for the quarters ended December 27, 2015 and December 28, 2014, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 27, 2015 and December 28, 2014 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
The financial information as of September 27, 2015 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 27, 2015 (“fiscal 2015”) included in Item 8 in the Fiscal 2015 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 27, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2016 ("fiscal 2016"). Additionally, our 2016 fiscal year will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.
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
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued guidance on the recognition and measurement of financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. We are currently evaluating the impact this guidance will have on our consolidated financial statements and it will become effective for us at the beginning of our first quarter of fiscal 2019.
In November 2015, the FASB issued guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. During the first quarter of fiscal 2016, we elected to early-adopt this guidance retrospectively. The following table summarizes the adjustments made to conform prior period classifications with the new guidance (in millions):

	September 27, 2015
	As Filed	Reclass	As Adjusted
Current deferred income tax assets	$381.7	$(381.7)	$—
Long-term deferred income tax assets	828.9	351.9	1,180.8
Current deferred income tax liabilities (included in Accrued liabilities)	5.4	(5.4)	—
Long-term deferred income tax liabilities (included in Other long-term liabilities)	67.8	(24.4)	43.4
Net deferred tax asset	$1,137.4	$—	$1,137.4

In September 2015, the FASB issued guidance on the recognition of adjustments to preliminary amounts recognized in a business combination, which removes the requirement to retrospectively account for these adjustments. The guidance will become effective for us at the beginning of our first quarter of fiscal 2017. We will apply the guidance prospectively and do not expect the adoption will have a material impact on our consolidated financial statements.
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
In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented on the balance sheet as a reduction of the related debt liability rather than an asset. The guidance will become effective for us at the beginning of our first quarter of fiscal 2017 and will only result in an immaterial change in presentation of these costs on our consolidated balance sheets.
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
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. The guidance became effective for us on a prospective basis at the beginning of our first quarter of fiscal 2016 and had no impact on our consolidated financial statements.

Note 2:	Acquisitions and Divestitures
Fiscal 2016
In the first quarter of fiscal 2016, we sold our 49% ownership interest in our Spanish joint venture, Starbucks Coffee España, S.L. ("Starbucks Spain"), to our joint venture partner, Sigla S.A. (Grupo Vips), for a total purchase price of $30.2 million. This transaction resulted in a gain of $0.6 million, which was included in net interest income and other on the consolidated statements of earnings for the quarter ended December 27, 2015.
Fiscal 2015
On September 23, 2014, we entered into a tender offer bid agreement with Starbucks Coffee Japan, Ltd. ("Starbucks Japan"), at the time a 39.5% owned equity method investment, and our former joint venture partner, Sazaby League, Ltd. ("Sazaby"), to acquire the remaining 60.5% ownership interest in Starbucks Japan for approximately $876 million, through a two-step tender offer. On October 31, 2014, we acquired a controlling interest in Starbucks Japan by funding the first tender offer step with $509 million in offshore cash. We assumed full ownership in the second quarter of fiscal 2015 by completing the second tender offer step, and completed the related cash-out procedure during the remainder of fiscal 2015, which utilized a combined total of $362 million in offshore cash. The remaining amount of the cash-out procedure is immaterial to our consolidated financial statements and represents cash that was unclaimed by minority shareholders, which was recorded in accrued liabilities on our consolidated balance sheets. There are no legal restrictions on the remaining unclaimed balance.

The following table summarizes the final allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of October 31, 2014, which are reported within our China/Asia Pacific segment, and has been adjusted for the reclassification of deferred income taxes as discussed in Note 1, Summary of Significant Accounting Policies (in millions):

Consideration:
Cash paid for Sazaby's 39.5% equity interest	$508.7
Fair value of our preexisting 39.5% equity interest	577.0
Total consideration	$1,085.7

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$224.4
Accounts receivable, net	37.4
Inventories	26.4
Prepaid expenses and other current assets	35.7
Property, plant and equipment	282.9
Other long-term assets	141.4
Other intangible assets	323.0
Goodwill	815.6
Total assets acquired	1,886.8
Accounts payable	(54.5)
Accrued liabilities	(115.9)
Stored value card liability	(36.5)
Deferred income taxes	(67.3)
Other long-term liabilities	(115.8)
Total liabilities assumed	(390.0)
Noncontrolling interest	(411.1)
Total consideration	$1,085.7
The balance of goodwill and the gross carrying value of acquired intangible assets declined $86.3 million and $34.2 million to $729.3 million and $288.8 million, respectively, from the acquisition date to December 27, 2015, due to foreign currency translation. Accumulated amortization related to the acquired intangible assets was $51.8 million as of December 27, 2015.
As a result of this acquisition, we remeasured the carrying value of our preexisting 39.5% equity method investment to fair value, which resulted in a pre-tax gain of $390.6 million that was recorded in the first quarter of fiscal 2015 and was presented separately as gain resulting from acquisition of joint venture within other income on our consolidated statements of earnings.
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
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, and intercompany borrowing and lending activities. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to revenue, cost of sales including occupancy costs, or net interest income and other, respectively, when the hedged exposure affects net earnings.
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
To mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel, we enter into dairy swap contracts, futures and collars that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in net interest income and other and help to offset price fluctuations on our dairy purchases and the financial impact of diesel fuel fluctuations on our shipping costs, which are included in cost of sales including occupancy costs on our consolidated statements of earnings.
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract Remaining Maturity (Months)
	Dec 27, 2015	Sep 27, 2015
Cash Flow Hedges:
Interest rates	$31.2	$30.1	$3.5	1
Cross-currency swaps	(30.8)	(27.8)	—	108
Foreign currency - other	29.7	29.0	19.6	35
Coffee	(6.7)	(5.7)	(5.7)	9
Net Investment Hedges:
Foreign currency	1.3	1.3	—	0
Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Dec 27, 2015	Dec 28, 2014	Dec 27, 2015	Dec 28, 2014
Cash Flow Hedges:
Interest rates	$3.1	$0.3	$1.5	$1.3
Cross-currency swaps	(5.3)	37.8	(1.8)	63.1
Foreign currency - other	9.3	16.4	8.5	3.9
Coffee	(1.3)	(2.8)	(0.1)	(1.6)
Net Investment Hedges:
Foreign currency	—	4.3	—	7.2

Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended
	Dec 27, 2015	Dec 28, 2014
Foreign currency - other	$2.1	$18.6
Coffee	(0.1)	—
Dairy	(5.6)	(4.5)
Diesel fuel	(4.7)	(7.6)
Notional amounts of outstanding derivative contracts (in millions):

	Dec 27, 2015	Sep 27, 2015
Interest rates	$375	$125
Cross-currency swaps	607	717
Foreign currency - other	561	577
Coffee	28	38
Dairy	65	43
Diesel fuel	23	14
The fair values of our derivative assets and liabilities are included in Note 4, Fair Value Measurements, and additional disclosures related to cash flow and net investment hedge gains and losses included in accumulated other comprehensive income, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Dec 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,263.5	$2,263.5	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	5.6	—	5.6	—
Equity securities	28.6	—	28.6	—
Foreign government obligations	6.0	—	6.0	—
U.S. government treasury securities	6.6	6.6	—	—
Total available-for-sale securities	46.8	6.6	40.2	—
Trading securities	69.6	69.6	—	—
Total short-term investments	116.4	76.2	40.2	—
Prepaid expenses and other current assets:
Derivative assets	54.7	—	54.7	—
Long-term investments:
Available-for-sale securities
Agency obligations	4.8	—	4.8	—
Corporate debt securities	138.4	—	138.4	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	14.5	—	14.5	—
U.S. government treasury securities	146.6	146.6	—	—
State and local government obligations	8.6	—	8.6	—
Mortgage and other asset-backed securities	48.3	—	48.3	—
Total long-term investments	366.9	146.6	214.6	5.7
Other long-term assets:
Derivative assets	50.1	—	50.1	—
Total assets	$2,851.6	$2,486.3	$359.6	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$27.5	$6.5	$21.0	$—
Other long-term liabilities:
Derivative liabilities	14.2	—	14.2	—
Total liabilities	$41.7	$6.5	$35.2	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,530.1	$1,530.1	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	10.2	—	10.2	—
Foreign government obligations	2.0	—	2.0	—
State and local government obligations	3.3	—	3.3	—
Total available-for-sale securities	15.5	—	15.5	—
Trading securities	65.8	65.8	—	—
Total short-term investments	81.3	65.8	15.5	—
Prepaid expenses and other current assets:
Derivative assets	50.8	—	50.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.6	—	8.6	—
Corporate debt securities	121.8	—	121.8	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	18.5	—	18.5	—
U.S. government treasury securities	104.8	104.8	—	—
State and local government obligations	9.7	—	9.7	—
Mortgage and other asset-backed securities	43.2	—	43.2	—
Total long-term investments	312.5	104.8	201.8	5.9
Other long-term assets:
Derivative assets	54.7	—	54.7	—
Total assets	$2,029.4	$1,700.7	$322.8	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$19.2	$3.6	$15.6	$—
Other long-term liabilities:
Derivative liabilities	14.5	—	14.5	—
Total	$33.7	$3.6	$30.1	$—
There were no transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of December 27, 2015 and September 27, 2015.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarters ended December 27, 2015 and December 28, 2014, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories (in millions)

	Dec 27, 2015	Sep 27, 2015	Dec 28, 2014
Coffee:
Unroasted	$559.2	$529.4	$414.2
Roasted	256.6	279.7	227.2
Other merchandise held for sale	270.8	318.3	230.2
Packaging and other supplies	156.0	179.0	146.7
Total	$1,242.6	$1,306.4	$1,018.3
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of December 27, 2015, we had committed to purchasing green coffee totaling $701 million under fixed-price contracts and an estimated $353 million under price-to-be-fixed contracts. As of December 27, 2015, approximately $28 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base "C" coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Dec 27, 2015	Sep 27, 2015
Land	$46.6	$46.6
Buildings	415.1	411.5
Leasehold improvements	5,471.5	5,409.6
Store equipment	1,763.6	1,707.5
Roasting equipment	548.3	542.4
Furniture, fixtures and other	1,275.0	1,281.7
Work in progress	268.2	242.5
Property, plant and equipment, gross	9,788.3	9,641.8
Accumulated depreciation	(5,665.8)	(5,553.5)
Property, plant and equipment, net	$4,122.5	$4,088.3

Accrued Liabilities

	Dec 27, 2015	Sep 27, 2015
Accrued compensation and related costs	$461.9	$522.3
Accrued occupancy costs	145.0	137.2
Accrued taxes	236.0	259.0
Accrued dividends payable	297.1	297.0
Other	546.0	539.8
Total accrued liabilities	$1,686.0	$1,755.3

Note 7:	Debt
Components of long-term debt including the associated interest rates and related estimated fair values (in millions, except interest rates):

	Dec 27, 2015		Sep 27, 2015		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$399	$400.0	$400	0.875%	0.941%
2018 notes	350.0	354	350.0	354	2.000%	2.012%
2022 notes	500.0	501	500.0	503	2.700%	2.819%
2023 notes	750.0	800	750.0	790	3.850%	2.860%
2045 notes	350.0	371	350.0	355	4.300%	4.348%
Total	2,350.0	2,425	2,350.0	2,402
Aggregate unamortized discount	2.3		2.5
Total	$2,347.7		$2,347.5

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 27, 2015, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of December 27, 2015 (in millions):

Fiscal Year	Total
2016	$—
2017	400.0
2018	—
2019	350.0
2020	—
Thereafter	1,600.0
Total	$2,350.0

Note 8: Equity
Changes in total equity (in millions):

	Quarter Ended
	Dec 27, 2015			Dec 28, 2014
	Attributable to Starbucks	Noncontrolling interest	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,818.0	$1.8	$5,819.8	$5,272.0	$1.7	$5,273.7
Net earnings including noncontrolling interests	687.6	0.1	687.7	983.1	1.4	984.5
Translation adjustment, net of reclassifications and tax	(24.4)	—	(24.4)	(106.5)	(31.8)	(138.3)
Unrealized gains/(losses), net of reclassifications and tax	(1.3)	—	(1.3)	(15.8)	—	(15.8)
Other comprehensive income/(loss)	(25.7)	—	(25.7)	(122.3)	(31.8)	(154.1)
Stock-based compensation expense	57.9	—	57.9	52.5	—	52.5
Exercise of stock options/vesting of RSUs	7.8	—	7.8	40.2	—	40.2
Sale of common stock	0.1	—	0.1	5.5	—	5.5
Repurchase of common stock	(267.1)	—	(267.1)	(216.1)	—	(216.1)
Cash dividends declared	(297.1)	—	(297.1)	(239.5)	—	(239.5)
Noncontrolling interest resulting from acquisition	—	—	—	—	411.1	411.1
Ending balance of total equity	$5,981.5	$1.9	$5,983.4	$5,775.4	$382.4	$6,157.8
Changes in accumulated other comprehensive income ("AOCI") by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
December 27, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Net gains/(losses) recognized in OCI before reclassifications	0.6	3.1	—	(24.4)	(20.7)
Net (gains)/losses reclassified from AOCI to earnings	0.3	(5.3)	—	—	(5.0)
Other comprehensive income/(loss) attributable to Starbucks	0.9	(2.2)	—	(24.4)	(25.7)
Net gains/(losses) in AOCI, end of period	$0.8	$23.4	$1.3	$(250.6)	$(225.1)

December 28, 2014
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	(0.4)	38.8	2.7	(120.8)	(79.7)
Net (gains)/losses reclassified from AOCI to earnings	(0.1)	(52.2)	(4.6)	14.3	(42.6)
Other comprehensive income/(loss) attributable to Starbucks	(0.5)	(13.4)	(1.9)	(106.5)	(122.3)
Net gains/(losses) in AOCI, end of period	$(0.9)	$32.9	$1.3	$(130.3)	$(97.0)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 27, 2015	Dec 28, 2014
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.5	$1.3	Interest expense
Cross-currency swaps	(1.8)	63.1	Interest income and other, net
Foreign currency hedges	3.1	2.5	Revenues
Foreign currency/coffee hedges	5.3	(0.2)	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	—	7.2	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	—	(7.2)	Gain resulting from acquisition of joint venture
Other	—	(7.1)	Interest income and other, net
	8.1	59.6	Total before tax
	(2.8)	(17.1)	Tax (expense)/benefit
	$5.3	$42.5	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share data presented in this note has been retroactively adjusted to reflect this stock split.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of December 27, 2015.
We repurchased 4.5 million shares of common stock at a total cost of $267.1 million, and 5.6 million shares at a total cost of $216.1 million for the quarter ended December 27, 2015 and December 28, 2014, respectively. As of December 27, 2015, 48.3 million shares remained available for repurchase under current authorizations.
During the first quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend to shareholders of $0.20 per share to be paid on February 19, 2016 to shareholders of record as of the close of business on February 4, 2016.

Note 9:	Employee Stock Plans
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share and per-share data presented in this note has been retroactively adjusted to reflect this stock split.
As of December 27, 2015, there were 84.4 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 14.2 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014
Options	$15.5	$12.5
Restricted Stock Units (“RSUs”)	41.8	39.4
Total stock-based compensation expense	$57.3	$51.9
Stock option and RSU transactions from September 27, 2015 through December 27, 2015 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2015	33.6	10.7
Granted	5.4	3.8
Options exercised/RSUs vested	(2.0)	(4.6)
Forfeited/expired	(0.4)	(0.5)
Options outstanding/Nonvested RSUs, December 27, 2015	36.6	9.4
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 27, 2015	$63.9	$234.0
Note 10:     Earnings per Share
As discussed in Note 1, Summary of Significant Accounting Policies, on April 9, 2015, we effected a two-for-one stock split of our $0.001 par value common stock for shareholders of record as of March 30, 2015. All share and per-share data presented in this note has been retroactively adjusted to reflect this stock split.
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014
Net earnings attributable to Starbucks	$687.6	$983.1
Weighted average common shares outstanding (for basic calculation)	1,485.9	1,498.8
Dilutive effect of outstanding common stock options and RSUs	17.4	18.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,503.3	1,516.8
EPS — basic	$0.46	$0.66
EPS — diluted	$0.46	$0.65
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and nonvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 2.4 million and 7.8 million as of December 27, 2015 and December 28, 2014, respectively.

Note 11: Segment Reporting
Our chief executive officer and chief operating officer comprise the Company's Chief Operating Decision Maker function ("CODM"). Segment information is prepared on the same basis that our CODM manages the segments, evaluates financial results, and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China / Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
December 27, 2015
Total net revenues	$3,726.2	$653.6	$313.0	$512.1	$168.6	$5,373.5
Depreciation and amortization expenses	140.8	42.1	11.5	0.7	3.6	198.7
Income from equity investees	—	31.2	1.2	31.7	—	64.1
Operating income	934.6	127.1	48.1	193.3	5.9	1,309.0

December 28, 2014
Total net revenues	$3,366.9	$495.8	$333.3	$442.6	$164.6	$4,803.2
Depreciation and amortization expenses	127.1	28.1	13.8	0.6	4.0	173.6
Income from equity investees	—	32.7	0.2	19.9	—	52.8
Operating income	817.5	108.3	50.0	157.5	10.2	1,143.5

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014
Total segment operating income	$1,309.0	$1,143.5
Unallocated corporate operating expenses	(251.0)	(228.0)
Consolidated operating income	1,058.0	915.5
Gain resulting from acquisition of joint venture	—	390.6
Interest income and other, net	8.1	9.7
Interest expense	(16.5)	(16.3)
Earnings before income taxes	$1,049.6	$1,299.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding earnings per share, revenues, operating margins, comparable store sales, sales leverage, sales growth, profitability, expenses, dividends, share repurchases, other financial results, the integration of Starbucks Japan and the anticipated gains and costs related to the acquisition of Starbucks Japan, capital expenditures, investments in our business and partners, product innovation, offerings and distribution, scaling and expansion of international operations, foreign currency translation, the contribution of the China/Asia Pacific segment to overall company revenue, growth of China into one of our largest international markets, continued disciplined licensed store expansion and focus on the customer experience in EMEA and expected operating performance in the region, profitable growth models and opportunities, emerging businesses, strategic acquisitions, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, anticipated store openings and closings, net new stores, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, increased traffic to our stores, operational efficiencies, tax rates, and economic conditions in the U.S. and international markets, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, potential negative effects of incidents involving food-borne illnesses, food tampering, food contamination or mislabeling, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
General
Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted. Our 2016 fiscal year will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.
Overview
Starbucks first quarter results reflect strong contributions from all reportable segments and our continued ability to make disciplined investments in our business and our partners (employees). Consolidated total net revenues increased 12% to $5.4 billion, primarily driven by global comparable store sales growth of 8%, incremental revenues from 1,693 net new store openings over the last 12 months and incremental revenues from the impact of our ownership change in Starbucks Japan. These increases were partially offset by $107 million of net unfavorable foreign currency translation, or a reduction of revenue growth by approximately 2% over the prior year first quarter. Consolidated operating income increased $143 million, or 16%, to $1.1 billion. Operating margin expanded 60 basis points to 19.7%, primarily due to sales leverage, partially offset by investments in our partners (employees) and digital platforms, largely in the Americas segment.
The Americas segment continued its strong performance in the first quarter, growing revenues by 11% to $3.7 billion, primarily driven by comparable store sales growth of 9%, comprised of a 5% increase in average ticket and a 4% increase in transactions, as well as revenues from 573 net new store openings over the past 12 months. Growth in our core beverages, including espresso and iced beverages, paired with the success of our food offerings, drove the increase in comparable store sales. Operating margin expanded 80 basis points to 25.1%, primarily due to sales leverage and lower cost of sales, including favorable dairy costs, partially offset by investments in our store partners and digital platforms. Looking forward, we expect to continue to drive revenue growth and moderate margin expansion through new stores and leveraging investments in both our partners and our digital platforms, such as Mobile Order and Pay.

Our China/Asia Pacific segment results reflect the impact of fully consolidating Starbucks Japan since October 31, 2014. Incremental revenues from Starbucks Japan were the primary driver of the 32% increase in segment revenues, to $654 million. Also contributing were increased sales from opening 885 net new stores over the past year, along with an 5% increase in comparable store sales, primarily driven by a 4% increase in transactions. Operating income grew 17%, to $127 million, while operating margin declined 240 basis points to 19.4%. The overall operating margin decline was primarily due to the 330 basis point impact of the ownership change in Starbucks Japan and increased store operating expenses related to higher compensation and benefits, which was partially offset by sales leverage and higher income from our joint venture operations. We expect this segment will become a more significant contributor to overall company revenue growth in the future as we look forward to continued net new store openings and the sustained performance of our Japan market. We also expect China to continue to move towards being one of our largest international markets, primarily driven by expanding our retail store presence and increasing transaction growth.
Our EMEA segment revenues declined $20 million, or 6%, primarily due to unfavorable foreign currency translation of approximately $26 million, which resulted in an unfavorable impact of approximately 8% on revenue growth over the prior year first quarter, as well as the shift in the portfolio towards more licensed stores. This was partially offset by increased product sales to and royalty revenues from licensees, primarily resulting from the opening of 263 net new licensed stores over the past 12 months and improved comparable store sales. Operating margin expanded 40 basis points to 15.4%, primarily driven by the gains on sales of certain store assets, partially offset by higher cost of sales in our licensed stores operations and, to a lesser extent, deleveraging due to a decrease in retail sales in the region. We expect our continued disciplined licensed store expansion and focus on the customer experience in this region will result in improved operating performance, with operating margin approaching 15% in fiscal 2016.
The Channel Development segment continued to expand customer occasions outside of our retail stores, driving revenue growth of 16% for the quarter to $512 million, primarily due to higher sales of premium single-serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs, as well as increased foodservice and packaged coffee sales. Operating income grew $36 million, or 23%, to $193 million. Operating margin increased 210 basis points to 37.7% in the first quarter of fiscal 2016, primarily due to strong performance from our North American Coffee Partnership joint venture and leverage on cost of sales and salaries and benefits. As we look ahead, we continue to expect moderate margin expansion driven by growing our premium single-serve category with innovative new beverages, including the ready-to-drink market, as well as developing our international presence.
Fiscal 2016 — Financial Outlook for the Year
For fiscal 2016, we expect revenue growth in excess of 10%, driven by strong comparable store sales slightly above the mid-single digits, the addition of approximately 1,800 net new stores, and a 53rd fiscal week, which is expected to contribute an incremental 2% to our revenue growth rate. Approximately one-half of net new store openings will be in our China/Asia Pacific segment, with approximately 40% coming from the Americas and the remaining 10% from the EMEA segment.
We expect consolidated operating margin to increase slightly in fiscal 2016 when compared to our fiscal 2015 results, and we expect full year 2016 earnings per share to be in the range of $1.84 to $1.86. Leverage on revenue growth and the benefit of a 53rd fiscal week, which we expect to contribute $0.06 to earnings per share in our fiscal fourth quarter, and increased operating efficiencies are expected to drive our fiscal 2016 results as well as fund continued investments in our partners (employees) and digital platforms. These investments may include enhanced wages and benefits, such as food and education benefits, as well as strategic investments in mobile and loyalty platforms, personalization, partnerships and digital marketing. When comparing to our fiscal 2015 earnings per share, it is important to note that fiscal 2015 benefited from a fair value gain adjustment of our preexisting 39.5% ownership interest as a result of acquiring Starbucks Japan, which contributed $0.26 to full year fiscal 2015 earnings per share of $1.82.

Comparable Store Sales
Starbucks comparable store sales for the first quarter of fiscal 2016:

	Quarter Ended Dec 27, 2015
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated(1)	8%	4%	4%
Americas	9%	4%	5%
China/Asia Pacific(1)	5%	4%	2%
EMEA	1%	1%	—%

(1)
Beginning in December of fiscal 2016, comparable store sales include the results of the 1,009 company-operated stores acquired as part of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

Our comparable store sales represent the growth in revenues from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation.
Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014	% Change
Company-operated stores	$4,210.6	$3,772.8	11.6%
Licensed stores	540.6	483.9	11.7
CPG, foodservice and other	622.3	546.5	13.9
Total net revenues	$5,373.5	$4,803.2	11.9%
Total net revenues for the first quarter of fiscal 2016 increased $570 million over the prior year period, primarily due to increased revenues from company-operated stores (contributing $438 million). The increase in company-operated store revenues was driven by an increase in comparable store sales (approximately 8% growth, or $285 million), incremental revenues from 651 net new Starbucks® company-operated store openings over the past 12 months (approximately $173 million), and additional revenues from the impact of our ownership change in Starbucks Japan (approximately $105 million). Partially offsetting these increases was the impact of unfavorable foreign currency translation (approximately $87 million).
Licensed store revenue growth also contributed $57 million to the increase in total net revenues, primarily as result of increased product sales to and royalty revenues from our licensees, largely due to the opening of 1,073 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales. These increases were partially offset by unfavorable foreign currency translation (approximately $17 million) and a decrease in licensed store revenues resulting from the impact of our ownership change in Starbucks Japan (approximately $6 million).
CPG, foodservice and other revenues increased $76 million for the first quarter of fiscal 2016, primarily due to increased sales of premium single-serve products (approximately $48 million), foodservice sales (approximately $15 million), and U.S. packaged coffee (approximately $15 million).

Operating Expenses

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014	Dec 27, 2015	Dec 28, 2014
			% of Total Net Revenues
Cost of sales including occupancy costs	$2,186.2	$1,991.2	40.7%	41.5%
Store operating expenses	1,506.2	1,315.5	28.0	27.4
Other operating expenses	146.2	129.4	2.7	2.7
Depreciation and amortization expenses	235.5	206.0	4.4	4.3
General and administrative expenses	305.5	298.4	5.7	6.2
Total operating expenses	4,379.6	3,940.5	81.5	82.0
Income from equity investees	64.1	52.8	1.2	1.1
Operating income	$1,058.0	$915.5	19.7%	19.1%
Store operating expenses as a % of related revenues			35.8%	34.9%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points for the first quarter of fiscal 2016, primarily due to leverage on cost of sales and occupancy costs (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues increased 60 basis points for the first quarter of fiscal 2016. Store operating expenses as a percentage of company-operated store revenues increased 90 basis points for the first quarter, primarily driven by increased investments in our partners (employees) and digital platforms (approximately 100 basis points), largely in the Americas segment.
Other operating expenses were flat as a percentage of total net revenues for the first quarter of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses were flat for the first quarter, primarily driven by sales leverage (approximately 50 basis points).
General and administrative expenses as a percentage of total net revenues decreased 50 basis points for the first quarter of fiscal 2016, primarily driven by sales leverage (approximately 20 basis points) and the impact of our ownership change in Starbucks Japan (approximately 20 basis points), largely due to lapping of higher acquisition-related transaction and integration costs in prior year.
The combination of these changes resulted in an overall increase in operating margin of 60 basis points for the first quarter of fiscal 2016.
Other Income and Expenses

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014	Dec 27, 2015	Dec 28, 2014
			% of Total Net Revenues
Operating income	$1,058.0	$915.5	19.7%	19.1%
Gain resulting from acquisition of joint venture	—	390.6	—	8.1
Interest income and other, net	8.1	9.7	0.2	0.2
Interest expense	(16.5)	(16.3)	(0.3)	(0.3)
Earnings before income taxes	1,049.6	1,299.5	19.5	27.1
Income taxes	361.9	315.0	6.7	6.6
Net earnings including noncontrolling interests	687.7	984.5	12.8	20.5
Net earnings/(loss) attributable to noncontrolling interests	0.1	1.4	—	—
Net earnings attributable to Starbucks	$687.6	$983.1	12.8%	20.5%
Effective tax rate including noncontrolling interests			34.5%	24.2%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.

The effective tax rate for the quarter ended December 27, 2015 was 34.5% compared to 24.2% for the same quarter in fiscal 2015. The increase was primarily due to lapping the 11.2% impact of the gain associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition in the first quarter of fiscal 2015, which was almost entirely non-taxable.
Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014	Dec 27, 2015	Dec 28, 2014
			% of Americas Net Revenues
Net revenues:
Company-operated stores	$3,330.7	$3,010.6	89.4%	89.4%
Licensed stores	387.6	346.2	10.4	10.3
Foodservice and other	7.9	10.1	0.2	0.3
Total net revenues	3,726.2	3,366.9	100.0	100.0
Cost of sales including occupancy costs	1,346.9	1,261.0	36.1	37.5
Store operating expenses	1,226.8	1,084.4	32.9	32.2
Other operating expenses	32.6	30.2	0.9	0.9
Depreciation and amortization expenses	140.8	127.1	3.8	3.8
General and administrative expenses	44.5	46.7	1.2	1.4
Total operating expenses	2,791.6	2,549.4	74.9	75.7
Operating income	$934.6	$817.5	25.1%	24.3%
Store operating expenses as a % of related revenues			36.8%	36.0%
Revenues
Americas total net revenues for the first quarter of fiscal 2016 increased $359 million, or 11%. These increases were primarily due to higher revenues from company-operated stores (contributing $320 million) and licensed stores (contributing $41 million).
The increase in company-operated store revenues was driven by a 9% increase in comparable store sales (approximately $264 million), as well as incremental revenues from 332 net new Starbucks® company-operated store openings over the past 12 months (approximately $120 million). Partially offsetting these increases was unfavorable foreign currency translation (approximately $49 million), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
The increase in licensed store revenues was primarily due to higher product sales to and royalty revenues from our licensees, resulting from the opening of 264 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 140 basis points for the first quarter of fiscal 2016, primarily driven by leverage on cost of sales and occupancy costs (approximately 70 basis points) and lower dairy costs (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues increased 70 basis points for the first quarter of fiscal 2016. Store operating expenses as a percentage of company-operated store revenues increased 80 basis points, primarily driven by increased investments in our store partners (employees) and digital platforms (approximately 120 basis points), partially offset by sales leverage on salaries and benefits (approximately 50 basis points).
Other operating expenses as a percentage of total net revenues were flat for the first quarter of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 30 basis points, primarily driven by sales leverage (approximately 20 basis points).
The combination of these changes resulted in an overall increase in operating margin of 80 basis points for the first quarter of fiscal 2016.

China/Asia Pacific

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014	Dec 27, 2015	Dec 28, 2014
			% of CAP Net Revenues
Net revenues:
Company-operated stores	$580.1	$421.8	88.8%	85.1%
Licensed stores	72.2	73.2	11.0	14.8
Foodservice and other	1.3	0.8	0.2	0.2
Total net revenues	653.6	495.8	100.0	100.0
Cost of sales including occupancy costs	295.0	233.6	45.1	47.1
Store operating expenses	175.3	117.7	26.8	23.7
Other operating expenses	14.8	15.1	2.3	3.0
Depreciation and amortization expenses	42.1	28.1	6.4	5.7
General and administrative expenses	30.5	25.7	4.7	5.2
Total operating expenses	557.7	420.2	85.3	84.8
Income from equity investees	31.2	32.7	4.8	6.6
Operating income	$127.1	$108.3	19.4%	21.8%
Store operating expenses as a % of related revenues			30.2%	27.9%

Discussion of our China/Asia Pacific segment results below reflects the impact of fully consolidating Starbucks Japan due to the ownership change from an equity method joint venture to a company-operated market since the acquisition date of October 31, 2014. Under the joint venture model, we recognized royalties and product sales within revenues and related product cost of sales as well as our proportionate share of Starbucks Japan’s net earnings, which we recognized within income from equity investees. This resulted in a very high operating margin. Under the company-operated ownership model, Starbucks Japan’s operating results are reflected in most income statement lines of this segment and have an operating margin more in line with that of our other retail businesses.
Revenues
China/Asia Pacific total net revenues for the first quarter of fiscal 2016 increased $158 million, or 32%, over the prior year period, primarily from an increase in company-operated store revenues (approximately $158 million), driven by incremental revenues from the impact of our ownership change in Starbucks Japan to mostly company-operated stores (approximately $105 million). Incremental revenues from 339 net new company-operated store openings over the past 12 months (approximately $58 million) and a 5% increase in comparable store sales (approximately $18 million) also contributed and were partially offset by unfavorable foreign currency translation (approximately $23 million).
Licensed store revenues decreased $1 million for the first quarter of fiscal 2016, primarily due to our ownership change in Starbucks Japan to mostly company-operated stores (approximately $6 million) and unfavorable foreign currency transaction (approximately $3 million). These decreases were largely offset by increased product sales to and royalty revenues from licensees (approximately $10 million), resulting from the opening of 546 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 200 basis points for the first quarter of fiscal 2016, primarily due to the impact of our ownership change in Starbucks Japan (approximately 120 basis points), as well as a shift in our cost of sales mix resulting from growth of our company-operated stores, which have a higher margin (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues increased 310 basis points for the first quarter of fiscal 2016. As a percentage of company-operated store revenues, store operating expenses increased 230 basis points, primarily from the impact of our ownership change in Starbucks Japan (approximately 120 basis points) and higher compensation and benefits (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues decreased 70 basis points for the first quarter of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 30 basis points, primarily due to sales leverage (approximately 180 basis points), offset by the impact of our ownership change in Starbucks Japan (approximately 210 basis points).
Depreciation and amortization expenses increased 70 basis points for the first quarter of fiscal 2016, primarily due to the impact of our ownership change in Starbucks Japan (approximately 50 basis points).
Income from equity investees as a percentage of total net revenues declined 180 basis points for the first quarter of fiscal 2016, primarily driven by the impact of our ownership change in Starbucks Japan (approximately 220 basis points). The remaining favorable change of 40 basis points was due to higher income from our joint venture operations, primarily in China and South Korea, partially offset by the impact of accelerated growth in segment revenues driven by the shift in the composition of our store portfolio to more company-operated stores and unfavorable foreign currency translation.
The overall decrease in operating margin of 240 basis points for the first quarter of fiscal 2016 was primarily driven by the impact of our ownership change in Starbucks Japan (approximately 330 basis points), partially offset by 90 basis points of margin expansion driven by the other items discussed above.
EMEA

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014	Dec 27, 2015	Dec 28, 2014
			% of EMEA Net Revenues
Net revenues:
Company-operated stores	$218.9	$257.6	69.9%	77.3%
Licensed stores	79.7	63.3	25.5	19.0
Foodservice	14.4	12.4	4.6	3.7
Total net revenues	313.0	333.3	100.0	100.0
Cost of sales including occupancy costs	151.4	156.2	48.4	46.9
Store operating expenses	73.9	85.8	23.6	25.7
Other operating expenses	14.8	13.7	4.7	4.1
Depreciation and amortization expenses	11.5	13.8	3.7	4.1
General and administrative expenses	14.5	14.0	4.6	4.2
Total operating expenses	266.1	283.5	85.0	85.1
Income from equity investees	1.2	0.2	0.4	0.1
Operating income	$48.1	$50.0	15.4%	15.0%
Store operating expenses as a % of related revenues			33.8%	33.3%
Revenues
EMEA total net revenues decreased $20 million, or 6%, over the prior year period, primarily from a decline in company-operated store revenues (approximately $39 million). The decrease was driven by the shift to more licensed stores in the region (approximately $28 million), which includes the absence of revenues from the conversion of certain stores in the U.K. from company-operated to licensed and net store closures. Also contributing to the decrease in company-operated revenues was unfavorable foreign currency translation (approximately $14 million).
Licensed store revenues increased $16 million, or 25.9%, primarily due to higher product sales to and royalty revenues from our licensees (approximately $30 million) resulting from the opening of 263 net new licensed stores over the past 12 months and improved comparable store sales, partially offset by unfavorable foreign currency translation (approximately $13 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 150 basis points for the first quarter of fiscal 2016, primarily due to the shift to more licensed stores in the region (approximately 200 basis points), largely driven by higher cost of sales in our licensed store operations.
Store operating expenses as a percentage of total net revenues decreased 210 basis points for the first quarter of fiscal 2016. As a percentage of company-operated store revenues, store operating expenses increased 50 basis points, primarily driven by sales deleverage, largely on salaries and benefits, due to a decrease in retail sales as a result of the shift to more licensed stores

(approximately 300 basis points), partially offset by gains on sales of certain store assets in the region (approximately 270 basis points).
Other operating expenses as a percentage of total net revenues increased 60 basis points for the first quarter of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 240 basis points, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 240 basis points).
The combination of these changes resulted in an overall increase in operating margin of 40 basis points for the first quarter of fiscal 2016.
Channel Development

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014	Dec 27, 2015	Dec 28, 2014
			% of Channel Development Net Revenues
Net revenues:
CPG	$399.2	$343.8	78.0%	77.7%
Foodservice	112.9	98.8	22.0	22.3
Total net revenues	512.1	442.6	100.0	100.0
Cost of sales	285.4	249.3	55.7	56.3
Other operating expenses	60.3	51.0	11.8	11.5
Depreciation and amortization expenses	0.7	0.6	0.1	0.1
General and administrative expenses	4.1	4.1	0.8	0.9
Total operating expenses	350.5	305.0	68.4	68.9
Income from equity investees	31.7	19.9	6.2	4.5
Operating income	$193.3	$157.5	37.7%	35.6%
Revenues
Channel Development total net revenues for the first quarter of fiscal 2016 increased $70 million, or 16%, primarily driven by higher sales of premium single-serve products (approximately $41 million) and U.S. packaged coffee (approximately $14 million). An increase in foodservice sales also contributed (approximately $14 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 60 basis points for the first quarter, primarily driven by leverage on cost of sales (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues increased 30 basis points for the first quarter of fiscal 2016, primarily driven by higher sales commissions and the costs of a biannual conference held during the quarter (approximately 30 basis points each), partially offset by sales leverage (approximately 60 basis points).
Income from equity investees increased $12 million, due to higher income from our North American Coffee Partnership joint venture, primarily due to increased sales of bottled Frappuccino® beverages and canned Doubleshot® beverages, largely driven by higher sales volume and new product launches. This increase was partially offset by increased marketing costs to support continued growth of our brands, including Frappuccino and Doubleshot.
The combination of these changes resulted in an overall increase in operating margin of 210 basis points for the first quarter of fiscal 2016.

All Other Segments

	Quarter Ended
	Dec 27, 2015	Dec 28, 2014	% Change
Net revenues:
Company-operated stores	$80.9	$82.8	(2.3)%
Licensed stores	1.1	1.2	(8.3)
CPG, foodservice and other	86.6	80.6	7.4
Total net revenues	168.6	164.6	2.4
Cost of sales including occupancy costs	95.3	93.3	2.1
Store operating expenses	30.2	27.6	9.4
Other operating expenses	23.7	19.5	21.5
Depreciation and amortization expenses	3.6	4.0	(10.0)
General and administrative expenses	9.9	10.0	(1.0)
Total operating expenses	162.7	154.4	5.4
Operating income	$5.9	$10.2	(42.2)%
All Other Segments primarily includes Teavana, Seattle’s Best Coffee, Evolution Fresh, e-commerce and Digital Ventures, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Room.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Dec 27, 2015	Dec 28, 2014	Dec 27, 2015	Dec 28, 2014
Americas
Company-operated stores	81	67	8,752	8,462
Licensed stores	90	143	6,222	5,939
Total Americas	171	210	14,974	14,401
China/Asia Pacific(1)
Company-operated stores	90	1,071	2,542	2,203
Licensed stores	191	(837)	3,201	2,655
Total China/Asia Pacific	281	234	5,743	4,858
EMEA
Company-operated stores	(39)	(7)	698	810
Licensed stores	118	65	1,743	1,388
Total EMEA	79	58	2,441	2,198
All Other Segments
Company-operated stores	(1)	9	374	378
Licensed stores	(2)	1	39	43
Total All Other Segments	(3)	10	413	421
Total Company	528	512	23,571	21,878

(1)
China/Asia Pacific store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Starbucks cash and investments totaled $2.7 billion as of December 27, 2015 and $1.9 billion as of September 27, 2015. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including government treasury securities (foreign and domestic), corporate debt securities, mortgage and asset-backed securities, state and local government obligations and agency obligations. As of December 27, 2015, approximately $1.3 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
Our previous $750 million unsecured, revolving credit facility (the "2013 credit facility") was set to mature in January 2020. In the first quarter of fiscal 2016, we replaced the 2013 credit facility with a new $1.5 billion unsecured, revolving credit facility (the "2016 credit facility") with various banks, of which $150 million may be used for issuances of letters of credit.
The 2016 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 27, 2015, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of December 27, 2015.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. As of December 27, 2015, availability under our commercial paper program was approximately $1 billion. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including share repurchases, business expansion, payment of cash dividends on our common stock or the financing of possible acquisitions. We had no borrowings under our commercial paper program during the first quarter of fiscal 2016.
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 27, 2015, we were in compliance with all applicable covenants.
Use of Cash
We expect to use our available cash and investments, including additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including capital expenditures, new product innovations, related marketing support and partner and digital investments, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core businesses. Further, we may use our available cash resources to make proportionate capital contributions to our equity method and cost method investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our equity method and cost method investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of December 27, 2015 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S. we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
During the first quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend to shareholders of $0.20 per share to be paid on February 19, 2016 to shareholders of record as of the close of business on February 4, 2016. We repurchased 4.5 million shares of common stock ($267.1 million) during the first quarter of fiscal 2016 under share repurchase authorizations. The number of remaining shares authorized for repurchase as of December 27, 2015 totaled 48.3 million.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2016 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2016 are expected to be approximately $1.4 billion. Additionally, as discussed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, our $400 million of 0.875% Senior Notes (the "2016 notes") will mature in our first quarter of fiscal 2017.
Cash Flows
Cash provided by operating activities was $1.6 billion for the first quarter of fiscal 2016, compared to $1.4 billion for the same period in fiscal 2015. The change was primarily due to the timing of our cash payments for income taxes, partially offset by changes in working capital accounts due to timing.
Cash used by investing activities for the first quarter of fiscal 2016 totaled $360.1 million, compared to $522.5 million for the same period in fiscal 2015. The change was primarily due to lapping the prior year use of cash to acquire Sazaby's 39.5%

ownership interest in Starbucks Japan, partially offset by a decrease in sales of investments, primarily U.S. government treasury securities.
Cash used by financing activities for the first quarter of fiscal 2016 totaled $528.7 million, compared to $668.3 million for the same period in fiscal 2015. The change was primarily due to lapping prior year cash restricted to fund the second tender offer step of the Starbucks Japan acquisition, partially offset by increased cash returned to shareholders through dividend payments and share repurchases compared to the first quarter of fiscal 2015.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $10.3 billion in total contractual obligations as of September 27, 2015. There have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high-quality arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impacts our results of operations and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details, see Product Supply in Item 1 of the 10-K, as well as Risk Factors in Item 1A of the 10-K.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for a detailed description of recent accounting pronouncements.

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
During the first quarter of fiscal 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 27, 2015).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended December 27, 2015, as adjusted to give effect to the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies, included in Item 1 of Part I of this 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period(1)
September 28, 2015 — October 25, 2015	597,600	$57.45	597,600	52,107,175
October 26, 2015 — November 22, 2015	906,937	61.26	906,937	51,200,238
November 23, 2015 — December 27, 2015	2,947,576	60.13	2,947,576	48,252,662
Total	4,452,113	$60.00	4,452,113

(1)	Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2016.

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

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through January 20, 2015)	8-K	0-20322	1/22/2015	3.1
10.1	Credit Agreement dated November 6, 2015 among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	11/6/2015	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended December 27, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 26, 2016

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer