Form 10-Q
period 2016-03-27
STARBUCKS CORP
filed 2016-04-26
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 20, 2016
Common Stock, par value $0.001 per share	1,464.9 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 27, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
Net revenues:
Company-operated stores	$3,944.2	$3,622.9	$8,154.8	$7,395.7
Licensed stores	493.1	421.3	1,033.8	905.3
CPG, foodservice and other	555.9	519.3	1,178.2	1,065.8
Total net revenues	4,993.2	4,563.5	10,366.8	9,366.8
Cost of sales including occupancy costs	2,010.3	1,859.8	4,196.5	3,851.0
Store operating expenses	1,466.4	1,324.6	2,972.6	2,640.1
Other operating expenses	139.6	133.5	285.8	262.9
Depreciation and amortization expenses	247.8	217.1	483.3	423.1
General and administrative expenses	330.5	305.9	636.0	604.3
Total operating expenses	4,194.6	3,840.9	8,574.2	7,781.4
Income from equity investees	65.6	54.9	129.7	107.7
Operating income	864.2	777.5	1,922.3	1,693.1
Gain resulting from acquisition of joint venture	—	—	—	390.6
Interest income and other, net	14.5	1.3	22.5	11.1
Interest expense	(18.3)	(16.9)	(34.8)	(33.2)
Earnings before income taxes	860.4	761.9	1,910.0	2,061.6
Income tax expense	285.4	266.3	647.4	581.2
Net earnings including noncontrolling interests	575.0	495.6	1,262.6	1,480.4
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	0.7	—	2.1
Net earnings attributable to Starbucks	$575.1	$494.9	$1,262.6	$1,478.3
Earnings per share - basic	$0.39	$0.33	$0.85	$0.99
Earnings per share - diluted	$0.39	$0.33	$0.84	$0.97
Weighted average shares outstanding:
Basic	1,472.1	1,500.5	1,479.0	1,499.7
Diluted	1,486.6	1,516.5	1,495.0	1,516.7
Cash dividends declared per share	$0.20	$0.16	$0.40	$0.32
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
Net earnings including noncontrolling interests	$575.0	$495.6	$1,262.6	$1,480.4
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	3.8	2.7	4.8	2.1
Tax (expense)/benefit	(1.4)	(1.0)	(1.8)	(0.8)
Unrealized gains/(losses) on cash flow hedging instruments	(68.1)	12.2	(62.3)	63.9
Tax (expense)/benefit	17.4	(2.5)	14.7	(15.4)
Unrealized gains/(losses) on net investment hedging instruments	—	—	—	4.3
Tax (expense)/benefit	—	—	—	(1.6)
Translation adjustment	56.1	(6.9)	30.0	(163.3)
Tax (expense)/benefit	4.9	3.8	6.6	7.6
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	27.3	4.0	19.5	(55.8)
Tax expense/(benefit)	(4.1)	(0.4)	(1.3)	16.8
Other comprehensive income/(loss)	35.9	11.9	10.2	(142.2)
Comprehensive income including noncontrolling interests	610.9	507.5	1,272.8	1,338.2
Comprehensive income/(loss) attributable to noncontrolling interests	(0.1)	1.4	—	(29.0)
Comprehensive income attributable to Starbucks	$611.0	$506.1	$1,272.8	$1,367.2

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Mar 27, 2016	Sep 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,294.4	$1,530.1
Short-term investments	123.2	81.3
Accounts receivable, net	743.7	719.0
Inventories	1,293.1	1,306.4
Prepaid expenses and other current assets	429.1	334.2
Total current assets	3,883.5	3,971.0
Long-term investments	605.0	312.5
Equity and cost investments	332.4	352.0
Property, plant and equipment, net	4,246.9	4,088.3
Deferred income taxes, net	910.2	1,180.8
Other long-term assets	401.2	415.9
Other intangible assets	515.2	520.4
Goodwill	1,625.0	1,575.4
TOTAL ASSETS	$12,519.4	$12,416.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$662.7	$684.2
Accrued liabilities	1,695.7	1,755.3
Insurance reserves	240.4	224.8
Stored value card liability	1,203.5	983.8
Short-term debt	149.1	—
Current portion of long-term debt	399.8	—
Total current liabilities	4,351.2	3,648.1
Long-term debt	2,447.6	2,347.5
Other long-term liabilities	624.2	600.9
Total liabilities	7,423.0	6,596.5
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,464.5 shares and 1,485.1 shares, respectively	1.5	1.5
Additional paid-in capital	41.1	41.1
Retained earnings	5,241.2	5,974.8
Accumulated other comprehensive loss	(189.2)	(199.4)
Total shareholders’ equity	5,094.6	5,818.0
Noncontrolling interest	1.8	1.8
Total equity	5,096.4	5,819.8
TOTAL LIABILITIES AND EQUITY	$12,519.4	$12,416.3
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,262.6	$1,480.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	509.3	444.2
Deferred income taxes, net	260.2	60.0
Income earned from equity method investees	(96.5)	(76.9)
Distributions received from equity method investees	102.8	57.9
Gain resulting from acquisition/sale of equity in joint ventures	(0.6)	(390.6)
Stock-based compensation	108.6	104.2
Excess tax benefit on share-based awards	(89.3)	(78.0)
Other	24.5	27.7
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(39.8)	(14.1)
Inventories	15.3	39.6
Accounts payable	(17.2)	48.2
Income taxes payable, net	(69.9)	(56.5)
Accrued liabilities and insurance reserves	23.1	121.9
Stored value card liability	216.2	200.1
Prepaid expenses, other current assets and other long-term assets	(23.8)	32.8
Net cash provided by operating activities	2,185.5	2,000.9
INVESTING ACTIVITIES:
Purchases of investments	(579.0)	(282.0)
Sales of investments	247.7	305.3
Maturities and calls of investments	4.4	12.7
Acquisitions, net of cash acquired	—	(284.3)
Additions to property, plant and equipment	(668.2)	(606.6)
Proceeds from sale of equity in joint venture	30.2	—
Other	12.1	(17.9)
Net cash used by investing activities	(952.8)	(872.8)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	149.1	—
Proceeds from issuance of long-term debt	499.7	—
Cash used for purchase of noncontrolling interest	—	(257.6)
Proceeds from issuance of common stock	79.6	111.1
Excess tax benefit on share-based awards	89.3	78.0
Cash dividends paid	(591.8)	(479.6)
Repurchase of common stock	(1,584.5)	(346.4)
Minimum tax withholdings on share-based awards	(103.6)	(73.2)
Other	(0.8)	(7.7)
Net cash used by financing activities	(1,463.0)	(975.4)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(110.7)
Net (decrease)/increase in cash and cash equivalents	(235.7)	42.0
CASH AND CASH EQUIVALENTS:
Beginning of period	1,530.1	1,708.4
End of period	$1,294.4	$1,750.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$34.4	$36.9
Income taxes, net of refunds	$458.1	$612.8

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of March 27, 2016, and for the quarter and two quarters ended March 27, 2016 and March 29, 2015, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended March 27, 2016 and March 29, 2015 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and two quarters ended March 27, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2016 ("fiscal 2016"). Additionally, our 2016 fiscal year will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance related to stock-based compensation, which changes the accounting for and classification of excess tax benefits and minimum tax withholdings on share-based awards. The guidance becomes effective for us at the beginning of our first quarter of fiscal 2018 but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
Also, in March 2016, the FASB issued guidance eliminating the requirement to retroactively apply the equity method of accounting when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. This guidance will become effective for us at the beginning of our first quarter of fiscal 2018, but earlier adoption is permitted. We do not expect this adoption to have a material impact on our consolidated financial statements.
Additionally, in March 2016, the FASB issued guidance for financial liabilities resulting from selling prepaid stored value products that are redeemable at third-party merchants. Under the new guidance, expected breakage amounts associated with these products must be recognized proportionately in earnings as redemption occurs. Our current accounting policy of applying the remote method to all of our store value cards, including cards redeemable at the third-party licensed locations, will no longer be allowed. The guidance will become effective for us at the beginning of our first quarter of fiscal 2019, with the option to adopt in an earlier period. As the guidance and timing of transition are consistent with the new revenue recognition standard issued by the FASB in May 2014 and discussed below, we expect to implement the provisions of both sets of guidance in the same period.
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of our first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements but expect this adoption will result in a significant increase in our assets and liabilities on our consolidated balance sheet.
In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. We are currently evaluating the impact this guidance will have on our consolidated financial statements, which will become effective for us at the beginning of our first quarter of fiscal 2019.
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
Fiscal 2016
In the first quarter of fiscal 2016, we sold our 49% ownership interest in our Spanish joint venture, Starbucks Coffee España, S.L. ("Starbucks Spain"), to our joint venture partner, Sigla S.A. (Grupo Vips), for a total purchase price of $30.2 million. This transaction resulted in a gain of $0.6 million, which was included in net interest income and other on our consolidated statements of earnings in the first quarter of fiscal 2016.
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
The balance of goodwill and the gross carrying value of acquired intangible assets declined $35.9 million and $14.2 million to $779.7 million and $308.8 million, respectively, from the acquisition date to March 27, 2016, due to foreign currency translation. Accumulated amortization related to the acquired intangible assets was $67.3 million as of March 27, 2016.
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
We also enter into forward contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
To mitigate the foreign exchange risk of certain balance sheet items, we enter into foreign currency forward and swap contracts that are not designated as hedging instruments. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency denominated payables and receivables; both are recorded in net interest income and other.
Commodities
Depending on market conditions, we may enter into coffee futures contracts and collars (the combination of a purchased call option and a sold put option) to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5, Inventories. The effective portion of each derivative's gain or loss is recorded in AOCI and is subsequently reclassified to cost of sales including occupancy costs when the hedged exposure affects net earnings.
To mitigate the price uncertainty of a portion of our future purchases of dairy products and diesel fuel, we enter into swap contracts, futures and collars that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in net interest income and other and help to offset price fluctuations on our dairy purchases and the financial impact of diesel fuel fluctuations on our shipping costs, which are included in cost of sales including occupancy costs on our consolidated statements of earnings.
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract Remaining Maturity (Months)
	Mar 27, 2016	Sep 27, 2015
Cash Flow Hedges:
Interest rates	$23.2	$30.1	$3.0	0
Cross-currency swaps	(33.8)	(27.8)	—	105
Foreign currency - other	12.3	29.0	9.7	35
Coffee	(5.5)	(5.7)	(4.8)	6
Net Investment Hedges:
Foreign currency	1.3	1.3	—	0
Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
Cash Flow Hedges:
Interest rates	$(11.4)	$(6.6)	$1.3	$1.3	$(8.3)	$(6.3)	$2.8	$2.6
Cross-currency swaps	(39.6)	(1.5)	(36.4)	(10.6)	(44.9)	36.3	(38.2)	52.5
Foreign currency - other	(18.1)	21.0	7.8	5.7	(8.8)	37.4	16.3	9.6
Coffee	0.9	(0.7)	(0.5)	(1.0)	(0.4)	(3.5)	(0.6)	(2.6)
Net Investment Hedges:
Foreign currency	—	—	—	—	—	4.3	—	7.2
Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
Foreign currency - other	$(4.0)	$4.8	$(1.9)	$23.3
Coffee	0.1	—	—	—
Dairy	(1.4)	1.1	(7.0)	(3.3)
Diesel fuel	0.5	(1.0)	(4.2)	(8.6)
Notional amounts of outstanding derivative contracts (in millions):

	Mar 27, 2016	Sep 27, 2015
Interest rates	$—	$125
Cross-currency swaps	690	717
Foreign currency - other	757	577
Coffee	28	38
Dairy	54	43
Diesel fuel	30	14

The fair values of our derivative assets and liabilities are included in Note 4, Fair Value Measurements, and additional disclosures related to cash flow and net investment hedge gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Mar 27, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,294.4	$1,294.4	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	3.0	—	3.0	—
Corporate debt securities	13.5	—	13.5	—
Equity securities	29.2	—	29.2	—
Foreign government obligations	3.5	—	3.5	—
U.S. government treasury securities	4.1	4.1	—	—
Mortgage and other asset-backed securities	1.0	—	1.0	—
Total available-for-sale securities	54.3	4.1	50.2	—
Trading securities	68.9	68.9	—	—
Total short-term investments	123.2	73.0	50.2	—
Prepaid expenses and other current assets:
Derivative assets	35.7	—	35.7	—
Long-term investments:
Available-for-sale securities
Agency obligations	9.8	—	9.8	—
Corporate debt securities	230.8	—	230.8	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	25.9	—	25.9	—
U.S. government treasury securities	239.6	239.6	—	—
State and local government obligations	10.7	—	10.7	—
Mortgage and other asset-backed securities	82.5	—	82.5	—
Total long-term investments	605.0	239.6	359.7	5.7
Other long-term assets:
Derivative assets	13.0	—	13.0	—
Total assets	$2,071.3	$1,607.0	$458.6	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$28.8	$4.4	$24.4	$—
Other long-term liabilities:
Derivative liabilities	32.7	—	32.7	—
Total liabilities	$61.5	$4.4	$57.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,530.1	$1,530.1	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	10.2	—	10.2	—
Foreign government obligations	2.0	—	2.0	—
State and local government obligations	3.3	—	3.3	—
Total available-for-sale securities	15.5	—	15.5	—
Trading securities	65.8	65.8	—	—
Total short-term investments	81.3	65.8	15.5	—
Prepaid expenses and other current assets:
Derivative assets	50.8	—	50.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.6	—	8.6	—
Corporate debt securities	121.8	—	121.8	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	18.5	—	18.5	—
U.S. government treasury securities	104.8	104.8	—	—
State and local government obligations	9.7	—	9.7	—
Mortgage and other asset-backed securities	43.2	—	43.2	—
Total long-term investments	312.5	104.8	201.8	5.9
Other long-term assets:
Derivative assets	54.7	—	54.7	—
Total assets	$2,029.4	$1,700.7	$322.8	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$19.2	$3.6	$15.6	$—
Other long-term liabilities:
Derivative liabilities	14.5	—	14.5	—
Total	$33.7	$3.6	$30.1	$—
There were no transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of March 27, 2016 and September 27, 2015.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarter and two quarters ended March 27, 2016 and March 29, 2015, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories (in millions)

	Mar 27, 2016	Sep 27, 2015	Mar 29, 2015
Coffee:
Unroasted	$585.5	$529.4	$470.5
Roasted	261.8	279.7	213.5
Other merchandise held for sale	255.0	318.3	210.5
Packaging and other supplies	190.8	179.0	166.6
Total	$1,293.1	$1,306.4	$1,061.1
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of March 27, 2016, we had committed to purchasing green coffee totaling $607 million under fixed-price contracts and an estimated $423 million under price-to-be-fixed contracts. As of March 27, 2016, approximately $28 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base "C" coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Mar 27, 2016	Sep 27, 2015
Land	$46.6	$46.6
Buildings	428.7	411.5
Leasehold improvements	5,594.0	5,409.6
Store equipment	1,834.3	1,707.5
Roasting equipment	562.4	542.4
Furniture, fixtures and other	1,311.7	1,281.7
Work in progress	313.0	242.5
Property, plant and equipment, gross	10,090.7	9,641.8
Accumulated depreciation	(5,843.8)	(5,553.5)
Property, plant and equipment, net	$4,246.9	$4,088.3

Accrued Liabilities

	Mar 27, 2016	Sep 27, 2015
Accrued compensation and related costs	$474.0	$522.3
Accrued occupancy costs	145.0	137.2
Accrued taxes	184.8	259.0
Accrued dividends payable	292.9	297.0
Other	599.0	539.8
Total accrued liabilities	$1,695.7	$1,755.3

Note 7:	Debt
Short-term Debt

Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. We issue commercial paper from time to time, and the proceeds from borrowings are used for working capital needs, capital expenditures and other corporate purposes, including business expansion, payment of cash dividends on our common stock and share repurchases. As of March 27, 2016, we had $149.1 million of borrowings outstanding under the program with a weighted average interest rate of 0.60%. The estimated fair value of the commercial paper approximates its carrying value.
Long-term Debt
In February 2016, we issued additional long-term debt in an underwritten registered public offering, which consisted of $500 million of 5-year 2.100% Senior Notes (the "2021 notes") due February 2021. Interest on the 2021 notes is payable semi-annually on February 4 and August 4 of each year, commencing on August 4, 2016.
Components of long-term debt including the associated interest rates and related estimated fair values (in millions, except interest rates):

	Mar 27, 2016		Sep 27, 2015		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$400	$400.0	$400	0.875%	0.941%
2018 notes	350.0	356	350.0	354	2.000%	2.012%
2021 notes	500.0	506	—	—	2.100%	2.293%
2022 notes	500.0	510	500.0	503	2.700%	2.819%
2023 notes	750.0	814	750.0	790	3.850%	2.860%
2045 notes	350.0	384	350.0	355	4.300%	4.348%
Total	2,850.0	2,970	2,350.0	2,402
Aggregate unamortized discount	2.6		2.5
Total	$2,847.4		$2,347.5

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 27, 2016, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of March 27, 2016 (in millions):

Fiscal Year	Total
2016	$—
2017	400.0
2018	—
2019	350.0
2020	—
Thereafter	2,100.0
Total	$2,850.0

Note 8: Equity
Changes in total equity (in millions):

	Two Quarters Ended
	Mar 27, 2016			Mar 29, 2015
	Attributable to Starbucks	Noncontrolling interest	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,818.0	$1.8	$5,819.8	$5,272.0	$1.7	$5,273.7
Net earnings including noncontrolling interests	1,262.6	—	1,262.6	1,478.3	2.1	1,480.4
Translation adjustment, net of reclassifications and tax	36.6	—	36.6	(110.3)	(31.1)	(141.4)
Unrealized gains/(losses), net of reclassifications and tax	(26.4)	—	(26.4)	(0.8)	—	(0.8)
Other comprehensive income/(loss)	10.2	—	10.2	(111.1)	(31.1)	(142.2)
Stock-based compensation expense	109.5	—	109.5	105.2	—	105.2
Exercise of stock options/vesting of RSUs	59.7	—	59.7	104.6	—	104.6
Sale of common stock	6.9	—	6.9	11.3	—	11.3
Repurchase of common stock	(1,584.5)	—	(1,584.5)	(342.4)	—	(342.4)
Cash dividends declared	(587.8)	—	(587.8)	(479.9)	—	(479.9)
Noncontrolling interest resulting from acquisition	—	—	—	—	411.1	411.1
Purchase of noncontrolling interests	—	—	—	(29.3)	(381.8)	(411.1)
Ending balance of total equity	$5,094.6	$1.8	$5,096.4	$6,008.7	$2.0	$6,010.7
Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
March 27, 2016
Net gains/(losses) in AOCI, beginning of period	$0.8	$23.4	$1.3	$(250.6)	$(225.1)
Net gains/(losses) recognized in OCI before reclassifications	2.4	(50.7)	—	61.0	12.7
Net (gains)/losses reclassified from AOCI to earnings	(0.3)	23.5	—	—	23.2
Other comprehensive income/(loss) attributable to Starbucks	2.1	(27.2)	—	61.0	35.9
Net gains/(losses) in AOCI, end of period	$2.9	$(3.8)	$1.3	$(189.6)	$(189.2)

March 29, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.9)	$32.9	$1.3	$(130.3)	$(97.0)
Net gains/(losses) recognized in OCI before reclassifications	1.7	9.7	—	(3.1)	8.3
Net (gains)/losses reclassified from AOCI to earnings	(0.4)	4.0	—	—	3.6
Other comprehensive income/(loss) attributable to Starbucks	1.3	13.7	—	(3.1)	11.9
Purchase of noncontrolling interests	—	—	—	(31.8)	(31.8)
Net gains/(losses) in AOCI, end of period	$0.4	$46.6	$1.3	$(165.2)	$(116.9)

Two Quarters Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment	Total
March 27, 2016
Net gains/(losses) in AOCI, beginning of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Net gains/(losses) recognized in OCI before reclassifications	3.0	(47.6)	—	36.6	(8.0)
Net (gains)/losses reclassified from AOCI to earnings	—	18.2	—	—	18.2
Other comprehensive income/(loss) attributable to Starbucks	3.0	(29.4)	—	36.6	10.2
Net gains/(losses) in AOCI, end of period	$2.9	$(3.8)	$1.3	$(189.6)	$(189.2)

March 29, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	1.3	48.5	2.7	(124.6)	(72.1)
Net (gains)/losses reclassified from AOCI to earnings	(0.5)	(48.2)	(4.6)	14.3	(39.0)
Other comprehensive income/(loss) attributable to Starbucks	0.8	0.3	(1.9)	(110.3)	(111.1)
Purchase of noncontrolling interests	—	—	—	(31.1)	(31.1)
Net gains/(losses) in AOCI, end of period	$0.4	$46.6	$1.3	$(165.2)	$(116.9)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 27, 2016	Mar 29, 2015
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.3	$1.3	Interest expense
Cross-currency swaps	(36.4)	(10.6)	Interest income and other, net
Foreign currency hedges	2.3	3.4	Revenues
Foreign currency/coffee hedges	5.0	1.3	Cost of sales including occupancy costs
	(27.8)	(4.6)	Total before tax
	4.3	0.6	Tax (expense)/benefit
	$(23.5)	$(4.0)	Net of tax

Two Quarters Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 27, 2016	Mar 29, 2015
Gains/(losses) on cash flow hedges
Interest rate hedges	$2.8	$2.6	Interest expense
Cross-currency swaps	(38.2)	52.5	Interest income and other, net
Foreign currency hedges	5.4	5.9	Revenues
Foreign currency/coffee hedges	10.3	1.1	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	—	7.2	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	—	(7.2)	Gain resulting from acquisition of joint venture
Other	—	(7.1)	Interest income and other, net
	(19.7)	55.0	Total before tax
	1.5	(16.5)	Tax (expense)/benefit
	$(18.2)	$38.5	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 27, 2016.
We repurchased 27.5 million shares of common stock at a total cost of $1.6 billion, and 8.6 million shares at a total cost of $342.4 million for two quarters ended March 27, 2016 and March 29, 2015, respectively. As of March 27, 2016, 25.2 million shares remained available for repurchase under our ongoing share repurchase program. On April 21, 2016, we announced that our Board of Directors approved an increase of 100 million shares to our ongoing share repurchase program.
During the second quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend to shareholders of $0.20 per share to be paid on May 20, 2016 to shareholders of record as of the close of business on May 5, 2016.

Note 9:	Employee Stock Plans
As of March 27, 2016, there were 85.7 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 14.1 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
Options	$7.5	$8.1	$23.0	$20.6
Restricted Stock Units (“RSUs”)	43.8	44.2	85.6	83.6
Total stock-based compensation expense	$51.3	$52.3	$108.6	$104.2
Stock option and RSU transactions from September 27, 2015 through March 27, 2016 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2015	33.6	10.7
Granted	5.6	3.9
Options exercised/RSUs vested	(3.6)	(4.7)
Forfeited/expired	(1.2)	(1.0)
Options outstanding/Nonvested RSUs, March 27, 2016	34.4	8.9
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 27, 2016	$53.9	$196.6
Note 10:     Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
Net earnings attributable to Starbucks	$575.1	$494.9	$1,262.6	$1,478.3
Weighted average common shares outstanding (for basic calculation)	1,472.1	1,500.5	1,479.0	1,499.7
Dilutive effect of outstanding common stock options and RSUs	14.5	16.0	16.0	17.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,486.6	1,516.5	1,495.0	1,516.7
EPS — basic	$0.39	$0.33	$0.85	$0.99
EPS — diluted	$0.39	$0.33	$0.84	$0.97
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and nonvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 5.2 million and 0.1 million as of March 27, 2016 and March 29, 2015, respectively.

Note 11: Segment Reporting
Our chief executive officer and chief operating officer comprise the Company's Chief Operating Decision Maker function ("CODM"). Segment information is prepared on the same basis that our CODM manages the segments, evaluates financial results, and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
March 27, 2016
Total net revenues	$3,455.6	$677.9	$268.3	$461.2	$130.2	$4,993.2
Depreciation and amortization expenses	151.7	44.0	10.7	0.7	3.4	210.5
Income from equity investees	—	32.7	0.3	32.6	—	65.6
Operating income/(loss)	812.0	129.3	27.6	182.0	(19.2)	1,131.7

March 29, 2015
Total net revenues	$3,128.0	$595.2	$280.3	$428.0	$132.0	$4,563.5
Depreciation and amortization expenses	128.6	37.0	12.7	0.6	3.9	182.8
Income from equity investees	—	25.5	1.0	28.4	—	54.9
Operating income/(loss)	709.6	112.4	29.2	156.1	(4.1)	1,003.2

Two Quarters Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
March 27, 2016
Total net revenues	$7,181.8	$1,331.4	$581.4	$973.3	$298.9	$10,366.8
Depreciation and amortization expenses	292.5	86.1	22.2	1.4	7.0	409.2
Income from equity investees	—	63.9	1.5	64.3	—	129.7
Operating income/(loss)	1,746.5	256.1	75.8	375.2	(13.1)	2,440.5

March 29, 2015
Total net revenues	$6,494.9	$1,091.0	$613.7	$870.5	$296.7	$9,366.8
Depreciation and amortization expenses	255.7	65.1	26.5	1.3	7.9	356.5
Income from equity investees	—	58.2	1.2	48.3	—	107.7
Operating income	1,527.1	220.6	79.1	313.3	6.4	2,146.5

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
Total segment operating income	$1,131.7	$1,003.2	$2,440.5	$2,146.5
Unallocated corporate operating expenses	(267.5)	(225.7)	(518.2)	(453.4)
Consolidated operating income	864.2	777.5	1,922.3	1,693.1
Gain resulting from acquisition of joint venture	—	—	—	390.6
Interest income and other, net	14.5	1.3	22.5	11.1
Interest expense	(18.3)	(16.9)	(34.8)	(33.2)
Earnings before income taxes	$860.4	$761.9	$1,910.0	$2,061.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding revenues, operating margins, comparable store sales, anticipated net new stores, earnings per share, tax rates, capital expenditures, sales leverage, sales growth, other financial results, impact of 53rd week in fiscal 2016 on financial results, operational efficiencies, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, investments in our business and partners, including investments in our digital platforms and innovation, foreign currency translation, the contribution of the China/Asia Pacific segment to overall company revenue growth, the sustained performance of the Japan market, and the growth of China into one of our largest international markets, continued disciplined licensed store expansion and focus on the customer experience in EMEA and expected operating performance and the impact of challenging consumer, economic and geopolitical environments in the region, growth in our single-serve category and developing an international presence, anticipated benefits from the transition of our transaction-based loyalty program to our spend program, and our expectation of no material change to our loyalty program liability as a result of these changes, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, and the expected effects of new accounting pronouncements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, potential negative effects of incidents involving food-borne illnesses, food tampering, food contamination or mislabeling, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks second quarter results reflect strong operating and financial performance and our continued ability to make disciplined investments in our business and our partners (employees). Consolidated total net revenues increased 9% to $5.0 billion, primarily driven by global comparable store sales growth of 6%, incremental revenues from 1,833 net new store openings over the last 12 months and increased product sales to and royalty revenues from our licensees. These increases were partially offset by $52 million of net unfavorable foreign currency translation, or a reduction of revenue growth by approximately 1% over the prior year second quarter. Consolidated operating income increased $87 million, or 11%, to $864 million. Operating margin expanded 30 basis points to 17.3%, primarily due to sales leverage, partially offset by investments in our partners (employees) and digital platforms, largely in the Americas segment. Earnings per share of $0.39 increased 18% over the prior year quarter earnings per share of $0.33.
The Americas segment continued to perform well in the second quarter, growing revenues by 10% to $3.5 billion, primarily driven by comparable store sales growth of 7%, comprised of a 5% increase in average ticket and a 3% increase in transactions, as well as revenues from 707 net new store openings over the past 12 months. Growth in our core beverages, including iced beverages and espresso, paired with the success of our food offerings, drove the increase in comparable store sales. Operating margin expanded 80 basis points to 23.5%, primarily due to sales leverage partially offset by investments in our partners and digital platforms. Looking forward, we expect to continue to drive revenue growth and moderate margin expansion through new stores, continued innovation and leveraging investments in both our partners and our digital platforms, such as Mobile Order and Pay.
In our China/Asia Pacific segment, revenues grew by 14% to $678 million, primarily driven by incremental revenues from 884 net new stores over the past year, along with a 3% increase in comparable store sales. Operating income grew 15%, to $129 million, while operating margin expanded 20 basis points to 19.1%. The overall operating margin expansion was primarily due to sales leverage and higher income from our joint venture operations, partially offset by the impact of foreign currency translation and higher payroll-related expenditures. We expect this segment will become a more significant contributor to overall company revenue growth in the future as we look forward to continued net new store openings and the sustained performance of our Japan market. We also expect China to continue to move towards being one of our largest international markets, primarily driven by expanding our retail store presence and increasing transaction growth.
The EMEA segment revenues declined $12 million, or 4%, primarily due to the shift to more licensed stores in the region and unfavorable foreign currency translation. Partially offsetting lower company-operated store revenues and foreign currency impact were higher licensed store sales, primarily resulting from the opening of 273 net new licensed stores over the past 12 months. Operating margin declined 10 basis points to 10.3%, primarily driven by gains on the sales of certain store assets in the prior year. While our EMEA segment is affected by the challenging consumer, economic, and geopolitical environment across the region, we expect our continued disciplined licensed store expansion and focus on the customer experience will result in improved operating performance, with operating margin approaching 15% in fiscal 2016.
Channel Development segment revenues grew 8% for the quarter to $461 million, primarily due to higher sales of premium single-serve products, driven by sales of Starbucks- and Tazo-branded K-Cup® portion packs, as well as increased foodservice and packaged coffee sales. Operating income grew $26 million, or 17%, to $182 million. Operating margin increased 300 basis points to 39.5% in the second quarter of fiscal 2016, primarily due to leverage on cost of sales, lower green coffee costs and strong performance from our North American Coffee Partnership joint venture. As we look ahead, we continue to expect moderate margin expansion driven by growing our premium single-serve category with innovative new products, including the ready-to-drink market, as well as developing our international presence.
Fiscal 2016 — Financial Outlook for the Year
For fiscal 2016, we expect revenue growth in excess of 10%, with our 53rd fiscal week contributing an additional 2% to our growth rate. Revenue growth will be driven by strong global comparable store sales somewhat above the mid-single digits and the addition of approximately 1,800 net new stores throughout fiscal 2016. Approximately one-half of net new store openings will be in our China/Asia Pacific segment, with approximately 40% coming from the Americas and the remaining 10% from the EMEA segment. For the full fiscal year, on a consolidated basis, foreign currency translation is expected to negatively impact revenues by 1%-2%. Additionally, our revenue guidance for fiscal 2016 incorporates the anticipated benefit from the transition of our transaction-based loyalty program, My Starbucks Rewards®, to our spend-based program, Starbucks Rewards™, which occurred in April 2016. We expect our Starbucks Rewards™ program to drive deeper customer engagement through enhanced marketing and personalization efforts, which are expected to contribute to incremental comparable store sales growth beyond fiscal 2016. With the transition to Starbucks Rewards™, however, we do not expect a material change to our loyalty program liability for the balance of the fiscal year.
We expect consolidated operating margin to increase slightly in fiscal 2016 and full year 2016 earnings per share to be in the range of $1.85 to $1.86. Strong revenue growth, sales leverage, the benefit of a 53rd fiscal week, which we expect to contribute approximately $0.06 to earnings per share in our fiscal fourth quarter, and increased operating efficiencies are expected to be partially offset by the expansion of our continued investments in our partners (employees) and digital platforms and, to a lesser extent, unfavorable foreign currency impacts. Partner investments may include enhanced wages and benefits, such as food and education benefits, and strategic investments in digital platforms include mobile and loyalty programs, personalization, partnerships and digital marketing. When comparing to our fiscal 2015 earnings per share, it is important to note that fiscal 2015 benefited from a fair value gain adjustment of our preexisting 39.5% ownership interest as a result of acquiring Starbucks Japan, which contributed $0.26 to full year fiscal 2015 earnings per share of $1.82.

Comparable Store Sales
Starbucks comparable store sales for the second quarter and the first two quarters of fiscal 2016:

	Quarter Ended Mar 27, 2016			Two Quarters Ended Mar 27, 2016
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated(1)	6%	2%	4%	7%	3%	4%
Americas	7%	3%	5%	8%	3%	5%
China/Asia Pacific(1)	3%	2%	2%	4%	2%	2%
EMEA	1%	—%	1%	1%	1%	—%

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
Results of Operations (in millions)
Revenues

	Quarter Ended			Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	% Change	Mar 27, 2016	Mar 29, 2015	% Change
Company-operated stores	$3,944.2	$3,622.9	8.9%	$8,154.8	$7,395.7	10.3%
Licensed stores	493.1	421.3	17.0	1,033.8	905.3	14.2
CPG, foodservice and other	555.9	519.3	7.0	1,178.2	1,065.8	10.5
Total net revenues	$4,993.2	$4,563.5	9.4%	$10,366.8	$9,366.8	10.7%
Total net revenues for the second quarter and first two quarters of fiscal 2016 increased $430 million and $1 billion, respectively, primarily due to increased revenues from company-operated stores (contributing $321 million and $759 million, respectively). The increase in company-operated store revenues was driven by an increase in comparable store sales (approximately 6% growth, or $224 million, for the second quarter, and 7% growth, or $509 million, for the first two quarters) and incremental revenues from 627 net new Starbucks® company-operated store openings over the past 12 months (approximately $180 million and $352 million, respectively). Incremental revenues from the impact of our ownership change in Starbucks Japan (approximately $105 million) also contributed to the increase in the first two quarters. Partially offsetting these increases was the impact of unfavorable foreign currency translation (approximately $43 million for the second quarter and $130 million for the first two quarters), as well as the absence of revenue from the conversion of certain company-operated stores to licensed (approximately $25 million for the second quarter and $52 million for the first two quarters).
Licensed store revenue growth also contributed to the increase in total net revenues for the second quarter and first two quarters of fiscal 2016 (contributing $72 million and $129 million, respectively). These increases were primarily a result of increased product sales to and royalty revenues from our licensees, largely due to the opening of 1,242 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales. These increases were partially offset by unfavorable foreign currency translation (approximately $7 million in the second quarter and $25 million in the first two quarters), as well as a decrease in licensed store revenues resulting from the impact of our ownership change in Starbucks Japan (approximately $6 million in the first two quarters).
CPG, foodservice and other revenues increased $37 million and $112 million for the second quarter and first two quarters of fiscal 2016, respectively. These increases for the second quarter and for the first two quarters were primarily due to higher sales of premium single-serve products (approximately $18 million and $65 million, respectively), foodservice sales (approximately $9 million and $24 million, respectively), and U.S. packaged coffee (approximately $7 million and $22 million, respectively).

Operating Expenses

	Quarter Ended				Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$2,010.3	$1,859.8	40.3%	40.8%	$4,196.5	$3,851.0	40.5%	41.1%
Store operating expenses	1,466.4	1,324.6	29.4	29.0	2,972.6	2,640.1	28.7	28.2
Other operating expenses	139.6	133.5	2.8	2.9	285.8	262.9	2.8	2.8
Depreciation and amortization expenses	247.8	217.1	5.0	4.8	483.3	423.1	4.7	4.5
General and administrative expenses	330.5	305.9	6.6	6.7	636.0	604.3	6.1	6.5
Total operating expenses	4,194.6	3,840.9	84.0	84.2	8,574.2	7,781.4	82.7	83.1
Income from equity investees	65.6	54.9	1.3	1.2	129.7	107.7	1.3	1.1
Operating income	$864.2	$777.5	17.3%	17.0%	$1,922.3	$1,693.1	18.5%	18.1%
Store operating expenses as a % of related revenues			37.2%	36.6%			36.5%	35.7%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 50 basis points for the second quarter and 60 basis points for the first two quarters of fiscal 2016, primarily due to leverage on cost of sales and occupancy costs (approximately 20 basis points in the second quarter and 70 basis points in the first two quarters). Lower dairy costs also contributed to the decrease in the second quarter (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues increased 40 basis points for the second quarter and 50 basis points for the first two quarters of fiscal 2016. Store operating expenses as a percentage of company-operated store revenues increased 60 basis points for the second quarter and 80 basis points for the first two quarters, primarily driven by increased investments in our partners (employees) and digital platforms (approximately 80 basis points for both periods), largely in the Americas segment. The increase in the second quarter was partially offset by sales leverage (approximately 40 basis points).
Other operating expenses as a percentage of total net revenues decreased 10 basis points for the second quarter and were flat for the first two quarters of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 90 basis points for the second quarter and 40 basis points for the first two quarters, primarily driven by the lapping of the impairment of certain assets in the Americas segment in the prior year (approximately 80 basis points in the second quarter and 40 basis points in the first two quarters).
As a percentage of total net revenues, general and administrative expenses decreased 10 basis points and 40 basis points for the second quarter and first two quarters of fiscal 2016, respectively, primarily as a result of lower performance-based compensation expense (approximately 30 basis points and 20 basis points, respectively) and sales leverage (10 basis points and 20 basis points, respectively). Additional employment taxes resulting from an audit of prior periods negatively impacted general and administrative expenses by 40 basis points and 10 basis points for the second quarter and first two quarters of fiscal 2016.
The combination of these changes resulted in an overall increase in operating margin of 30 basis points for the second quarter and 40 basis points for the first two quarters of fiscal 2016.

Other Income and Expenses

	Quarter Ended				Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$864.2	$777.5	17.3%	17.0%	$1,922.3	$1,693.1	18.5%	18.1%
Gain resulting from acquisition of joint venture	—	—	—	—	—	390.6	—	4.2
Interest income and other, net	14.5	1.3	0.3	—	22.5	11.1	0.2	0.1
Interest expense	(18.3)	(16.9)	(0.4)	(0.4)	(34.8)	(33.2)	(0.3)	(0.4)
Earnings before income taxes	860.4	761.9	17.2	16.7	1,910.0	2,061.6	18.4	22.0
Income tax expense	285.4	266.3	5.7	5.8	647.4	581.2	6.2	6.2
Net earnings including noncontrolling interests	575.0	495.6	11.5	10.9	1,262.6	1,480.4	12.2	15.8
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	0.7	—	—	—	2.1	—	—
Net earnings attributable to Starbucks	$575.1	$494.9	11.5%	10.8%	$1,262.6	$1,478.3	12.2%	15.8%
Effective tax rate including noncontrolling interests			33.2%	35.0%			33.9%	28.2%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
Net interest income and other increased $13 million for the second quarter and $11 million for the first two quarters of fiscal 2016, primarily related to higher income recognized on unredeemed stored value card balances.
The effective tax rate for the quarter ended March 27, 2016 was 33.2% compared to 35.0% for the same quarter in fiscal 2015. The decrease was primarily due to higher domestic manufacturing deductions claimed for the current year (approximately 70 basis points) and income tax credits associated with the additional employment taxes from prior periods (approximately 70 basis points). The effective tax rate for the two quarters ended March 27, 2016 was 33.9% compared to 28.2% for the same period in fiscal 2015. The increase in the rate for the first two quarters of fiscal 2016 was primarily due to the 7.0% impact of the gain in the prior year associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition, which was almost entirely non-taxable.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
			% of Americas Net Revenues				% of Americas Net Revenues
Net revenues:
Company-operated stores	$3,097.5	$2,818.6	89.6%	90.1%	$6,428.2	$5,829.2	89.5%	89.8%
Licensed stores	351.8	301.9	10.2	9.7	739.4	648.1	10.3	10.0
Foodservice and other	6.3	7.5	0.2	0.2	14.2	17.6	0.2	0.3
Total net revenues	3,455.6	3,128.0	100.0	100.0	7,181.8	6,494.9	100.0	100.0
Cost of sales including occupancy costs	1,230.0	1,135.8	35.6	36.3	2,576.9	2,396.8	35.9	36.9
Store operating expenses	1,186.7	1,065.0	34.3	34.0	2,413.5	2,149.4	33.6	33.1
Other operating expenses	27.7	36.4	0.8	1.2	60.4	66.6	0.8	1.0
Depreciation and amortization expenses	151.7	128.6	4.4	4.1	292.5	255.7	4.1	3.9
General and administrative expenses	47.5	52.6	1.4	1.7	92.0	99.3	1.3	1.5
Total operating expenses	2,643.6	2,418.4	76.5	77.3	5,435.3	4,967.8	75.7	76.5
Operating income	$812.0	$709.6	23.5%	22.7%	$1,746.5	$1,527.1	24.3%	23.5%
Store operating expenses as a % of related revenues			38.3%	37.8%			37.5%	36.9%
Revenues
Americas total net revenues for the second quarter and first two quarters of fiscal 2016 increased $328 million, or 10%, and $687 million, or 11%, respectively. These increases were primarily due to higher revenues from company-operated stores (contributing $279 million and $599 million, respectively) and licensed stores (contributing $50 million and $91 million, respectively).
The increase in company-operated store revenues was driven by a 7% increase in comparable store sales (approximately $205 million) for the second quarter, and 8% growth in comparable store sales (approximately $469 million) for the first two quarters, as well as incremental revenues from 318 net new Starbucks® company-operated store openings over the past 12 months (approximately $117 million for the second quarter and $237 million for the first two quarters). Partially offsetting these increases was unfavorable foreign currency translation (approximately $28 million for the second quarter and $78 million for the first two quarters), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
The increase in licensed store revenues was primarily due to higher product sales to and royalty revenues from our licensees, resulting from the opening of 412 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 70 basis points for the second quarter and 100 basis points for the first two quarters of fiscal 2016, primarily driven by leverage on cost of sales and occupancy costs (approximately 60 basis points for both periods) and lower dairy costs (approximately 20 basis points for the second quarter and 40 basis points for the first two quarters).
Store operating expenses as a percentage of total net revenues increased 30 basis points for the second quarter and 50 basis points for the first two quarters of fiscal 2016. Store operating expenses as a percentage of company-operated store revenues increased 50 basis points for the second quarter and 60 basis points for the first two quarters, primarily driven by increased investments in our store partners (employees) and digital platforms (approximately 110 basis points for both periods), partially offset by sales leverage on salaries and benefits (approximately 90 basis points for the second quarter and 70 basis points for the first two quarters).

Other operating expenses as a percentage of total net revenues decreased 40 basis points for the second quarter and 20 basis points for the first two quarters of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 410 basis points for the second quarter and 200 basis points for the first two quarters, primarily driven by lapping the impairment of certain assets in the region (approximately 240 basis points in the second quarter and 110 basis points in the first two quarters), as well as sales leverage (20 basis points in the second quarter and 40 basis points in the first two quarters).
The combination of these changes resulted in an overall increase in operating margin of 80 basis points for the second quarter and first two quarters of fiscal 2016.
China/Asia Pacific

	Quarter Ended				Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
			% of CAP Net Revenues				% of CAP Net Revenues
Net revenues:
Company-operated stores	$608.5	$532.3	89.8%	89.4%	$1,188.6	$954.1	89.3%	87.5%
Licensed stores	67.0	61.4	9.9	10.3	139.1	134.6	10.4	12.3
Foodservice and other	2.4	1.5	0.4	0.3	3.7	2.3	0.3	0.2
Total net revenues	677.9	595.2	100.0	100.0	1,331.4	1,091.0	100.0	100.0
Cost of sales including occupancy costs	307.2	269.4	45.3	45.3	602.3	503.0	45.2	46.1
Store operating expenses	182.3	157.0	26.9	26.4	357.6	274.8	26.9	25.2
Other operating expenses	17.2	12.5	2.5	2.1	32.1	27.6	2.4	2.5
Depreciation and amortization expenses	44.0	37.0	6.5	6.2	86.1	65.1	6.5	6.0
General and administrative expenses	30.6	32.4	4.5	5.4	61.1	58.1	4.6	5.3
Total operating expenses	581.3	508.3	85.8	85.4	1,139.2	928.6	85.6	85.1
Income from equity investees	32.7	25.5	4.8	4.3	63.9	58.2	4.8	5.3
Operating income	$129.3	$112.4	19.1%	18.9%	$256.1	$220.6	19.2%	20.2%
Store operating expenses as a % of related revenues			30.0%	29.5%			30.1%	28.8%
Revenues
China/Asia Pacific total net revenues for the second quarter and first two quarters of fiscal 2016 increased $83 million, or 14%, and $240 million, or 22%, respectively. The increases were primarily from higher company-operated store revenues (approximately $76 million for the second quarter and $235 million for the first two quarters), driven by incremental revenues from 327 net new company-operated store openings over the past 12 months (approximately $67 million for the second quarter and $126 million for the first two quarters), as well as the change in ownership of Starbucks Japan to primarily company-operated stores ($105 million in the first two quarters). Also contributing was an increase in comparable store sales (approximately 3% growth, or $17 million for the second quarter and 4% growth, or $35 million for the first two quarters), partially offset by unfavorable foreign currency translation (approximately $8 million in the second quarter and $32 million in the first two quarters).
Licensed store revenues increased $6 million for the second quarter and $5 million for the first two quarters of fiscal 2016, primarily due to increased product sales to and royalty revenues from licensees (approximately $8 million for the second quarter and $16 million for the first two quarters), primarily resulting from the opening of 557 net new licensed stores over the past 12 months. The increase in the first two quarters was partially offset by a decrease in licensed store revenues resulting from the change in ownership of Starbucks Japan to primarily company-operated stores (approximately $6 million) and unfavorable foreign currency translation (approximately $3 million).

Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues was flat for the second quarter and decreased 90 basis points for the first two quarters of fiscal 2016. The decrease in the first two quarters was primarily due to the impact of our ownership change in Starbucks Japan (approximately 70 basis points).
Store operating expenses as a percentage of total net revenues increased 50 basis points for the second quarter and 170 basis points for the first two quarters of fiscal 2016. As a percentage of company-operated store revenues, store operating expenses increased 50 basis points for the second quarter and 130 basis points for the first two quarters. The increase in the first two quarters was primarily related to the impact of our ownership change in Starbucks Japan (approximately 70 basis points). Partner investments and higher payroll-related expenditures also contributed to the increase (approximately 70 basis points for the second quarter and 60 basis points for the first two quarters).
Other operating expenses as a percentage of total net revenues increased 40 basis points for the second quarter and decreased 10 basis points for the first two quarters of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses increased 490 basis points in the second quarter and 230 basis points in the first two quarters. The increase in the second quarter was primarily due to the impact of investments in regional leadership and training conferences (approximately 220 basis points), digital platforms and upgrade of facilities (approximately 120 basis points) and higher payroll-related expenditures (approximately 120 basis points). The increase in the first two quarters was primarily due to higher payroll-related expenditures (approximately 120 basis points) and the impact of our ownership change in Starbucks Japan (approximately 100 basis points).
Income from equity investees as a percentage of total net revenues increased 50 basis points for the second quarter and decreased 50 basis points for the first two quarters of fiscal 2016, primarily driven by higher income from our joint venture operations, primarily in China and South Korea (approximately 120 basis points for the second quarter and 140 basis points for the first two quarters), partially offset by the unfavorable foreign currency translation (approximately 50 basis points for both periods). The impact of the ownership change in Starbucks Japan also contributed to the decrease for the first two quarters (approximately 100 basis points).
The combination of these changes resulted in an overall increase in operating margin of 20 basis points for the second quarter and a decrease of 100 basis points for the first two quarters of fiscal 2016.

EMEA

	Quarter Ended				Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
			% of EMEA Net Revenues				% of EMEA Net Revenues
Net revenues:
Company-operated stores	$182.8	$212.5	68.1%	75.8%	$401.7	$470.2	69.1%	76.6%
Licensed stores	73.3	56.6	27.3	20.2	153.1	119.9	26.3	19.5
Foodservice	12.2	11.2	4.5	4.0	26.6	23.6	4.6	3.8
Total net revenues	268.3	280.3	100.0	100.0	581.4	613.7	100.0	100.0
Cost of sales including occupancy costs	136.6	135.0	50.9	48.2	288.0	291.4	49.5	47.5
Store operating expenses	66.5	76.2	24.8	27.2	140.4	162.0	24.1	26.4
Other operating expenses	13.9	13.5	5.2	4.8	28.7	27.2	4.9	4.4
Depreciation and amortization expenses	10.7	12.7	4.0	4.5	22.2	26.5	3.8	4.3
General and administrative expenses	13.3	14.7	5.0	5.2	27.8	28.7	4.8	4.7
Total operating expenses	241.0	252.1	89.8	89.9	507.1	535.8	87.2	87.3
Income from equity investees	0.3	1.0	0.1	0.4	1.5	1.2	0.3	0.2
Operating income	$27.6	$29.2	10.3%	10.4%	$75.8	$79.1	13.0%	12.9%
Store operating expenses as a % of related revenues			36.4%	35.9%			35.0%	34.5%
Revenues
EMEA total net revenues decreased $12 million, or 4%, for the second quarter and decreased $32 million, or 5% for the first two quarters of fiscal 2016. The decreases were primarily from a decline in company-operated store revenues (approximately $30 million and $69 million, respectively). The decreases in company-operated store revenues were driven by the shift to more licensed stores in the region (approximately $24 million in the second quarter and $52 million in the first two quarters), which includes the absence of revenues from the conversion of certain company-operated to licensed and net store closures. Also contributing to the decrease in company-operated revenues was unfavorable foreign currency translation (approximately $7 million for the second quarter and $21 million for the first two quarters).
Licensed store revenues increased (approximately $17 million, or 30%, for the second quarter and $33 million, or 28%, for the first two quarters), primarily due to higher product sales to and royalty revenues from our licensees (approximately $24 million and $54 million, respectively) resulting from the opening of 273 net new licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation (approximately $5 million and $18 million, respectively).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 270 basis points for the second quarter and 200 basis points for the first two quarters of fiscal 2016, primarily due to the shift to more licensed stores in the region (approximately 120 basis points for the second quarter and 180 basis points for the first two quarters). Also contributing to the increase in the second quarter was the change in product mix at company-owned stores (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues decreased 240 basis points for the second quarter and 230 basis points for the first two quarters of fiscal 2016. As a percentage of company-operated store revenues, store operating expenses increased 50 basis points in the second quarter, primarily driven by lapping gains on the sales of certain store assets in the prior year (approximately 100 basis points). As a percentage of company-operated store revenues, for the first two quarters of fiscal 2016, store operating expenses increased 50 basis points primarily driven by sales deleverage due to a decrease in retail sales as a result of the shift to more licensed stores (approximately 160 basis points) partially offset by gains on the sales of certain store assets (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues increased 40 basis points for the second quarter and 50 basis points for the first two quarters of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 360 basis points for the second quarter and 300 basis points for the first two quarters, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 200 basis points for the second quarter and 190 basis points for the first two quarters), as well as timing of design fees for licensed stores (approximately 120 basis points for the second quarter and 90 basis points for the first two quarters).
The combination of these changes resulted in an overall decrease in operating margin of 10 basis points for the second quarter and increase in operating margin of 10 basis points for the first two quarters of fiscal 2016.
Channel Development

	Quarter Ended				Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Net revenues:
CPG	$354.4	$329.8	76.8%	77.1%	$753.6	$673.5	77.4%	77.4%
Foodservice	106.8	98.2	23.2	22.9	219.7	197.0	22.6	22.6
Total net revenues	461.2	428.0	100.0	100.0	973.3	870.5	100.0	100.0
Cost of sales	252.9	244.5	54.8	57.1	538.4	493.8	55.3	56.7
Other operating expenses	53.5	50.9	11.6	11.9	113.8	102.0	11.7	11.7
Depreciation and amortization expenses	0.7	0.6	0.2	0.1	1.4	1.3	0.1	0.1
General and administrative expenses	4.7	4.3	1.0	1.0	8.8	8.4	0.9	1.0
Total operating expenses	311.8	300.3	67.6	70.2	662.4	605.5	68.1	69.6
Income from equity investees	32.6	28.4	7.1	6.6	64.3	48.3	6.6	5.5
Operating income	$182.0	$156.1	39.5%	36.5%	$375.2	$313.3	38.5%	36.0%
Revenues
Channel Development total net revenues for the second quarter and the first two quarters of fiscal 2016 increased $33 million, or 8%, and $103 million, or 12%, respectively, primarily driven by higher sales of premium single-serve products (approximately $18 million for the second quarter and $58 million for the first two quarters). An increase in foodservice sales (approximately $9 million for the second quarter and $23 million for the first two quarters) and U.S. packaged coffee sales (approximately $4 million for the second quarter and $18 million for the first two quarters) also contributed.
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 230 basis points for the second quarter and 140 basis points for the first two quarters, primarily driven by leverage on cost of sales (approximately 170 basis points and 120 basis points, respectively). Lower green coffee costs also contributed to the decrease for the second quarter (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues decreased 30 basis points for the second quarter and was flat for the first two quarters of fiscal 2016. In the second quarter, the decrease was primarily driven by lower sales commissions (approximately 30 basis points).
Income from equity investees increased 50 basis points for the second quarter and 110 basis points for the first two quarters of fiscal 2016 due to higher income from our North American Coffee Partnership joint venture, primarily due to increased sales volumes of canned Doubleshot® and bottled Frappuccino® beverages and new product launches.
The combination of these changes resulted in an overall increase in operating margin of 300 basis points for the second quarter and 250 basis points in the first two quarters of fiscal 2016.

All Other Segments

	Quarter Ended			Two Quarters Ended
	Mar 27, 2016	Mar 29, 2015	% Change	Mar 27, 2016	Mar 29, 2015	% Change
Net revenues:
Company-operated stores	$55.4	$59.5	(6.9)%	$136.3	$142.2	(4.1)%
Licensed stores	1.0	1.4	(28.6)	2.2	2.7	(18.5)
CPG, foodservice and other	73.8	71.1	3.8	160.4	151.8	5.7
Total net revenues	130.2	132.0	(1.4)	298.9	$296.7	0.7
Cost of sales including occupancy costs	83.0	76.6	8.4	178.3	169.8	5.0
Store operating expenses	30.9	26.4	17.0	61.1	53.9	13.4
Other operating expenses	27.2	20.3	34.0	50.8	39.8	27.6
Depreciation and amortization expenses	3.4	3.9	(12.8)	7.0	7.9	(11.4)
General and administrative expenses	4.9	8.9	(44.9)	14.8	18.9	(21.7)
Total operating expenses	149.4	136.1	9.8	312.0	290.3	7.5
Operating income/(loss)	$(19.2)	$(4.1)	368.3%	$(13.1)	$6.4	nm
All Other Segments primarily includes Teavana, Seattle’s Best Coffee, Evolution Fresh, e-commerce and Digital Ventures, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Room.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015	Mar 27, 2016	Mar 29, 2015
Americas(1)
Company-operated stores	38	52	119	119	8,790	8,514
Licensed stores	94	(54)	184	89	6,316	5,885
Total Americas	132	(2)	303	208	15,106	14,399
China/Asia Pacific(2)
Company-operated stores	54	66	144	1,137	2,596	2,269
Licensed stores	121	110	312	(727)	3,322	2,765
Total China/Asia Pacific	175	176	456	410	5,918	5,034
EMEA
Company-operated stores	(10)	(17)	(49)	(24)	688	793
Licensed stores	57	52	175	117	1,800	1,440
Total EMEA	47	35	126	93	2,488	2,233
All Other Segments
Company-operated stores	(4)	1	(5)	10	370	379
Licensed stores	—	—	(2)	1	39	43
Total All Other Segments	(4)	1	(7)	11	409	422
Total Company	350	210	878	722	23,921	22,088

(1)	Americas store data includes the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.

(2)
China/Asia Pacific store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $2.0 billion as of March 27, 2016 and $1.9 billion as of September 27, 2015. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including government treasury securities (foreign and domestic), corporate debt securities, mortgage and asset-backed securities, agency obligations and state and local government obligations. As of March 27, 2016, approximately $1.4 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
In the first quarter of fiscal 2016, we replaced our 2013 credit facility with our new $1.5 billion unsecured, revolving 2016 credit facility (the "credit facility") with various banks, of which $150 million may be used for issuances of letters of credit.
The credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 27, 2016, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of March 27, 2016.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of March 27, 2016, we had $149 million in outstanding borrowings and $851 million available under the program.
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 27, 2016, we were in compliance with all applicable covenants.
In February 2016, we issued additional long-term debt in an underwritten registered public offering, which consisted of $500 million of 5-year 2.100% Senior Notes (the "2021 notes") due February 2021. Interest on the 2021 notes is payable semi-annually on February 4 and August 4 of each year, commencing on August 4, 2016. See Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including capital expenditures, new product innovations, related marketing support and partner and digital investments, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core businesses. Further, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of March 27, 2016 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
During the second quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend to shareholders of $0.20 per share to be paid on May 20, 2016 to shareholders of record as of the close of business on May 5, 2016. We repurchased 27.5 million shares of common stock ($1.6 billion) during the first two quarters of fiscal 2016 under our ongoing share repurchase program. The number of remaining shares authorized for repurchase as of March 27, 2016 totaled 25.2 million, not including the additional 100 million shares authorized for repurchase by our Board of Directors that we announced on April 21, 2016.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2016 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2016 are expected to be approximately $1.4 billion. Additionally, as presented in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, our $400 million of 0.875% Senior Notes (the "2016 notes") will mature in our first quarter of fiscal 2017.

Cash Flows
Cash provided by operating activities was $2.2 billion for the first two quarters of fiscal 2016, compared to $2.0 billion for the same period in fiscal 2015. The change was primarily due to increased earnings, adjusted for non-cash items such as the gain resulting from the acquisition of Starbucks Japan, the timing of our cash payments for income taxes and partially offset by changes in our working capital accounts.
Cash used by investing activities for the first two quarters of fiscal 2016 totaled $952.8 million, compared to $872.8 million for the same period in fiscal 2015. The change was primarily due to the increase in purchases of investments, primarily U.S. government treasury securities and corporate debt securities, and capital expenditures associated with new store openings and renovations, partially offset by lapping of cash used to acquire Sazaby's 39.5% ownership interest in Starbucks Japan.
Cash used by financing activities for the first two quarters of fiscal 2016 totaled $1,463.0 million, compared to $975.4 million for the same period in fiscal 2015. The change was primarily due to increased share repurchases, partially offset by proceeds from the issuance of long term debt and the issuance of commercial paper and lapping of cash used to fund the second tender offer step of the Starbucks Japan acquisition.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $10.3 billion in total contractual obligations as of September 27, 2015. Other than the item discussed below, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
In the second quarter of fiscal 2016, we issued $500 million of debt as described in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
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
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. Additionally, as Starbucks Cards are issued to and loaded by customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from Starbucks Cards are recognized upon redemption and not when cash is loaded onto the Card, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During the second quarter of fiscal 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 27, 2016).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended March 27, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
December 28, 2015 — January 24, 2016	9,237,935	$57.93	9,237,935	39,014,727
January 25, 2016 — February 21, 2016	11,117,569	56.39	11,117,569	27,897,158
February 22, 2016 — March 27, 2016	2,675,100	58.06	2,675,100	25,222,058
Total	23,030,604	$57.20	23,030,604

(1)	Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2016.

(2)
Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date. On July 23, 2015, we announced that our Board of Directors approved an increase to the number of shares authorized for repurchase under the program of 50 million shares.

(3)
This column includes the total number of shares authorized for repurchase under the Company's ongoing share repurchase program. These amounts do not include the additional 100 million shares authorized for repurchase that we announced on April 21, 2016. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at the Company's discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through January 20, 2015)	8-K	0-20322	1/22/2015	3.1
4.1	Fifth Supplemental Indenture, dated as of February 4, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.100% Senior Notes due February 4, 2021)	8-K	0-20322	2/4/2016	4.2
4.2	Form of 2.100% Senior Notes due February 4, 2021	8-K	0-20322	2/4/2016	4.3
10.1	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 22, 2016	—	—	—	—	X
10.2	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	—	—	—	—	X
10.3	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended March 27, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 26, 2016

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer