Form 10-Q
period 2016-06-26
STARBUCKS CORP
filed 2016-07-27
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 20, 2016
Common Stock, par value $0.001 per share	1,466.6 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 26, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
Net revenues:
Company-operated stores	$4,181.6	$3,915.0	$12,336.3	$11,310.7
Licensed stores	527.2	475.2	1,561.0	1,380.5
CPG, foodservice and other	529.2	491.0	1,707.4	1,556.7
Total net revenues	5,238.0	4,881.2	15,604.7	14,247.9
Cost of sales including occupancy costs	2,060.3	1,953.9	6,256.9	5,804.9
Store operating expenses	1,529.4	1,392.4	4,502.0	4,032.5
Other operating expenses	137.5	131.6	423.3	394.5
Depreciation and amortization expenses	247.6	236.5	730.9	659.6
General and administrative expenses	323.4	288.5	959.4	892.8
Total operating expenses	4,298.2	4,002.9	12,872.5	11,784.3
Income from equity investees	82.5	60.3	212.3	168.0
Operating income	1,022.3	938.6	2,944.5	2,631.6
Gain resulting from acquisition of joint venture	—	—	—	390.6
Interest income and other, net	72.9	25.5	95.5	36.6
Interest expense	(21.8)	(19.1)	(56.6)	(52.3)
Earnings before income taxes	1,073.4	945.0	2,983.4	3,006.5
Income tax expense	318.9	318.5	966.2	899.7
Net earnings including noncontrolling interests	754.5	626.5	2,017.2	2,106.8
Net earnings/(loss) attributable to noncontrolling interests	0.4	(0.2)	0.4	1.9
Net earnings attributable to Starbucks	$754.1	$626.7	$2,016.8	$2,104.9
Earnings per share - basic	$0.51	$0.42	$1.37	$1.40
Earnings per share - diluted	$0.51	$0.41	$1.35	$1.39
Weighted average shares outstanding:
Basic	1,465.3	1,498.5	1,474.4	1,499.3
Diluted	1,479.3	1,515.7	1,489.7	1,516.3
Cash dividends declared per share	$0.20	$0.16	$0.60	$0.48
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
Net earnings including noncontrolling interests	$754.5	$626.5	$2,017.2	$2,106.8
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(4.1)	(1.8)	0.7	0.3
Tax (expense)/benefit	1.5	0.7	(0.3)	(0.1)
Unrealized gains/(losses) on cash flow hedging instruments	(48.4)	33.9	(110.7)	97.8
Tax (expense)/benefit	12.8	(8.8)	27.5	(24.2)
Unrealized gains/(losses) on net investment hedging instruments	—	—	—	4.3
Tax (expense)/benefit	—	—	—	(1.6)
Translation adjustment and other	49.8	(6.0)	79.8	(169.3)
Tax (expense)/benefit	4.9	(5.0)	11.5	2.6
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	53.8	(38.2)	73.3	(94.0)
Tax expense/(benefit)	(9.7)	11.0	(11.0)	27.8
Other comprehensive income/(loss)	60.6	(14.2)	70.8	(156.4)
Comprehensive income including noncontrolling interests	815.1	612.3	2,088.0	1,950.4
Comprehensive income/(loss) attributable to noncontrolling interests	0.4	(0.2)	0.4	(29.2)
Comprehensive income attributable to Starbucks	$814.7	$612.5	$2,087.6	$1,979.6

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jun 26, 2016	Sep 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,141.8	$1,530.1
Short-term investments	174.5	81.3
Accounts receivable, net	747.3	719.0
Inventories	1,325.1	1,306.4
Prepaid expenses and other current assets	467.5	334.2
Total current assets	4,856.2	3,971.0
Long-term investments	819.5	312.5
Equity and cost investments	352.6	352.0
Property, plant and equipment, net	4,359.2	4,088.3
Deferred income taxes, net	822.8	1,180.8
Other long-term assets	391.1	415.9
Other intangible assets	526.7	520.4
Goodwill	1,705.1	1,575.4
TOTAL ASSETS	$13,833.2	$12,416.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$675.7	$684.2
Accrued liabilities	1,714.5	1,755.3
Insurance reserves	238.6	224.8
Stored value card liability	1,216.6	983.8
Current portion of long-term debt	399.8	—
Total current liabilities	4,245.2	3,648.1
Long-term debt	3,202.4	2,347.5
Other long-term liabilities	661.6	600.9
Total liabilities	8,109.2	6,596.5
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,466.4 shares and 1,485.1 shares, respectively	1.5	1.5
Additional paid-in capital	146.9	41.1
Retained earnings	5,702.0	5,974.8
Accumulated other comprehensive loss	(128.6)	(199.4)
Total shareholders’ equity	5,721.8	5,818.0
Noncontrolling interest	2.2	1.8
Total equity	5,724.0	5,819.8
TOTAL LIABILITIES AND EQUITY	$13,833.2	$12,416.3
See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,017.2	$2,106.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	768.2	693.3
Deferred income taxes, net	344.7	44.1
Income earned from equity method investees	(165.5)	(123.3)
Distributions received from equity method investees	139.4	84.3
Gain resulting from acquisition/sale of equity in joint ventures and certain retail operations	(30.7)	(390.6)
Stock-based compensation	158.4	156.2
Excess tax benefit on share-based awards	(110.9)	(97.9)
Other	40.8	41.8
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(39.5)	(31.4)
Inventories	(15.7)	(64.3)
Accounts payable	(3.7)	53.7
Stored value card liability	223.5	206.6
Other operating assets and liabilities	(59.3)	99.9
Net cash provided by operating activities	3,266.9	2,779.2
INVESTING ACTIVITIES:
Purchases of investments	(1,022.7)	(466.8)
Sales of investments	409.6	420.1
Maturities and calls of investments	11.8	16.0
Acquisitions, net of cash acquired	—	(284.3)
Additions to property, plant and equipment	(1,029.7)	(943.5)
Net proceeds from sale of equity in joint venture and certain retail operations	69.6	—
Other	3.3	(33.9)
Net cash used by investing activities	(1,558.1)	(1,292.4)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,254.5	848.5
Cash used or restricted for purchase of noncontrolling interest	—	(366.3)
Proceeds from issuance of common stock	120.9	146.9
Excess tax benefit on share-based awards	110.9	97.9
Cash dividends paid	(884.8)	(719.7)
Repurchase of common stock	(1,590.4)	(921.1)
Minimum tax withholdings on share-based awards	(105.3)	(74.5)
Other	0.1	(8.5)
Net cash used by financing activities	(1,094.1)	(996.8)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(117.9)
Net increase in cash and cash equivalents	611.7	372.1
CASH AND CASH EQUIVALENTS:
Beginning of period	1,530.1	1,708.4
End of period	$2,141.8	$2,080.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$68.3	$56.6
Income taxes, net of refunds	$669.8	$936.5

See Notes to Condensed Consolidated Financial Statements

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of June 26, 2016, and for the quarter and three quarters ended June 26, 2016 and June 28, 2015, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended June 26, 2016 and June 28, 2015 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended June 26, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2016 ("fiscal 2016"). Additionally, our 2016 fiscal year will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the measurement and recognition of credit losses on most financial assets. For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses will be presented as an adjustable allowance. The guidance will be applied retrospectively with the cumulative effect recognized as of the date of adoption. The guidance will become effective at the beginning of our first quarter of fiscal 2021 but can be adopted as early as the beginning of our first quarter of fiscal 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In March 2016, the FASB issued guidance related to stock-based compensation, which changes the accounting and classification of excess tax benefits and minimum tax withholdings on share-based awards. The guidance becomes effective on a prospective basis at the beginning of our first quarter of fiscal 2018 but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
Additionally, in March 2016, the FASB issued guidance for financial liabilities resulting from selling prepaid stored value products that are redeemable at third-party merchants. Under the new guidance, expected breakage amounts associated with these products must be recognized proportionately in earnings as redemption occurs. Our current accounting policy of applying the remote method to all of our stored value cards, including cards redeemable at the third-party licensed locations, will no longer be allowed. The guidance will become effective at the beginning of our first quarter of fiscal 2019, with the option to adopt in an earlier period. As the guidance and timing of transition are consistent with the new revenue recognition standard issued by the FASB in May 2014 and discussed below, we expect to implement the provisions of both sets of guidance in the same period.
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of our first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet.
In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. The new guidance will result in a cumulative effect adjustment recognized in our balance sheet and will become effective for us at the beginning of our first quarter of fiscal 2019. We are currently evaluating the impact of this guidance.
In November 2015, the FASB issued guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. During the first quarter of fiscal 2016, we elected to early-adopt this guidance retrospectively. The following table summarizes the adjustments made to conform prior period classifications to the new guidance (in millions):

	September 27, 2015
	As Filed	Reclass	As Adjusted
Current deferred income tax assets	$381.7	$(381.7)	$—
Long-term deferred income tax assets	828.9	351.9	1,180.8
Current deferred income tax liabilities (included in Accrued liabilities)	5.4	(5.4)	—
Long-term deferred income tax liabilities (included in Other long-term liabilities)	67.8	(24.4)	43.4
Net deferred tax asset	$1,137.4	$—	$1,137.4
In July 2015, the FASB issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost or net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date of the guidance would have required us to adopt at the beginning of our first quarter of fiscal 2018; however, the FASB approved an optional one-year deferral of the effective date. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the overall impact this guidance will have on our consolidated financial statements, as well as the expected timing and method of adoption. Based on our preliminary assessment, we determined the adoption will change the timing of recognition and classification of our stored value card breakage income, which is currently recognized using the remote method and recorded in net interest income and other. The new guidance will require application of the proportional method and classification within total net revenues on our consolidated statements of earnings. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We are continuing our assessment, which may identify other impacts.

Note 2:	Acquisitions and Divestitures
Fiscal 2016
During the third quarter of fiscal 2016, we sold our Germany company-operated retail store assets and operations to AmRest Holdings SE, converting these operations to a fully licensed market for a total of $47.3 million. This transaction resulted in a pre-tax gain of $30.1 million, which was included in net interest income and other on our condensed consolidated statements of earnings.
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
The balance of goodwill and the gross carrying value of acquired intangible assets expanded $46.0 million and $18.2 million to $861.6 million and $341.2 million, respectively, from the acquisition date to June 26, 2016, due to foreign currency translation. Accumulated amortization related to the acquired intangible assets was $87.4 million as of June 26, 2016.
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

Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract Remaining Maturity (Months)
	Jun 26, 2016	Sep 27, 2015
Cash Flow Hedges:
Interest rates	$21.3	$30.1	$2.9	0
Cross-currency swaps	(9.8)	(27.8)	—	102
Foreign currency - other	(1.8)	29.0	2.2	34
Coffee	(4.3)	(5.7)	(3.9)	6
Net Investment Hedges:
Foreign currency	1.3	1.3	—	0
Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
Cash Flow Hedges:
Interest rates	$(2.0)	$(0.7)	$1.2	$1.2	$(10.3)	$(7.0)	$4.0	$3.8
Cross-currency swaps	(28.0)	44.0	(57.6)	29.5	(72.9)	80.3	(95.8)	82.0
Foreign currency - other	(19.1)	(7.5)	2.2	7.3	(27.9)	29.9	18.5	16.9
Coffee	0.8	(1.9)	(0.5)	(0.7)	0.4	(5.4)	(1.1)	(3.3)
Net Investment Hedges:
Foreign currency	—	—	—	—	—	4.3	—	7.2
Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
Foreign currency - other	$(7.1)	$2.5	$(9.0)	$25.8
Dairy	2.9	0.4	(4.1)	(2.9)
Diesel fuel	3.8	1.1	(0.4)	(7.5)
Notional amounts of outstanding derivative contracts (in millions):

	Jun 26, 2016	Sep 27, 2015
Interest rates	$—	$125
Cross-currency swaps	718	717
Foreign currency - other	737	577
Coffee	13	38
Dairy	56	43
Diesel fuel	28	14
The fair values of our derivative assets and liabilities are included in Note 4, Fair Value Measurements, and additional disclosures related to cash flow and net investment hedge gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Jun 26, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,141.8	$2,141.8	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	31.5	—	31.5	—
Equity securities	19.9	—	19.9	—
Foreign government obligations	5.0	—	5.0	—
U.S. government treasury securities	51.9	51.9	—	—
State and local government obligations	0.5	—	0.5	—
Mortgage and other asset-backed securities	0.2	—	0.2	—
Total available-for-sale securities	109.0	51.9	57.1	—
Trading securities	65.5	65.5	—	—
Total short-term investments	174.5	117.4	57.1	—
Prepaid expenses and other current assets:
Derivative assets	27.4	3.8	23.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	22.0	—	22.0	—
Corporate debt securities	312.4	—	312.4	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	36.3	—	36.3	—
U.S. government treasury securities	307.6	307.6	—	—
State and local government obligations	16.0	—	16.0	—
Mortgage and other asset-backed securities	119.5	—	119.5	—
Total long-term investments	819.5	307.6	506.2	5.7
Other long-term assets:
Derivative assets	10.3	—	10.3	—
Total assets	$3,173.5	$2,570.6	$597.2	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$32.5	$0.9	$31.6	$—
Other long-term liabilities:
Derivative liabilities	67.7	—	67.7	—
Total liabilities	$100.2	$0.9	$99.3	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,530.1	$1,530.1	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	10.2	—	10.2	—
Foreign government obligations	2.0	—	2.0	—
State and local government obligations	3.3	—	3.3	—
Total available-for-sale securities	15.5	—	15.5	—
Trading securities	65.8	65.8	—	—
Total short-term investments	81.3	65.8	15.5	—
Prepaid expenses and other current assets:
Derivative assets	50.8	—	50.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.6	—	8.6	—
Corporate debt securities	121.8	—	121.8	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	18.5	—	18.5	—
U.S. government treasury securities	104.8	104.8	—	—
State and local government obligations	9.7	—	9.7	—
Mortgage and other asset-backed securities	43.2	—	43.2	—
Total long-term investments	312.5	104.8	201.8	5.9
Other long-term assets:
Derivative assets	54.7	—	54.7	—
Total assets	$2,029.4	$1,700.7	$322.8	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$19.2	$3.6	$15.6	$—
Other long-term liabilities:
Derivative liabilities	14.5	—	14.5	—
Total	$33.7	$3.6	$30.1	$—
There were no transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of June 26, 2016 and September 27, 2015.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarter and three quarters ended June 26, 2016 and June 28, 2015, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories (in millions)

	Jun 26, 2016	Sep 27, 2015	Jun 28, 2015
Coffee:
Unroasted	$625.2	$529.4	$529.5
Roasted	269.8	279.7	240.6
Other merchandise held for sale	243.7	318.3	226.2
Packaging and other supplies	186.4	179.0	169.7
Total	$1,325.1	$1,306.4	$1,166.0
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of June 26, 2016, we had committed to purchasing green coffee totaling $567 million under fixed-price contracts and an estimated $433 million under price-to-be-fixed contracts. As of June 26, 2016, approximately $13 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base "C" coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Jun 26, 2016	Sep 27, 2015
Land	$46.6	$46.6
Buildings	443.7	411.5
Leasehold improvements	5,697.9	5,409.6
Store equipment	1,851.3	1,707.5
Roasting equipment	593.1	542.4
Furniture, fixtures and other	1,376.4	1,281.7
Work in progress	292.8	242.5
Property, plant and equipment, gross	10,301.8	9,641.8
Accumulated depreciation	(5,942.6)	(5,553.5)
Property, plant and equipment, net	$4,359.2	$4,088.3

Accrued Liabilities

	Jun 26, 2016	Sep 27, 2015
Accrued compensation and related costs	$544.3	$522.3
Accrued occupancy costs	142.9	137.2
Accrued taxes	185.6	259.0
Accrued dividends payable	293.3	297.0
Other	548.4	539.8
Total accrued liabilities	$1,714.5	$1,755.3

Note 7:	Debt
Short-term Debt

Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. We issue commercial paper from time to time, and the proceeds from borrowings are used for working capital needs, capital expenditures and other corporate purposes, including business expansion, payment of cash dividends on our common stock and share repurchases. As of June 26, 2016, we had no borrowings outstanding under the program.
Long-term Debt
In May 2016, we issued additional long-term debt in an underwritten registered public offering, which consisted of $500 million of 10-year 2.450% Senior Notes (the "2026 notes") due June 2026. Interest on the 2026 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2016.
In February 2016, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 5-year 2.100% Senior Notes (the "2021 notes") due February 2021. In May 2016, we reopened this offering with the same terms and issued an additional $250 million of Senior Notes for an aggregate amount outstanding of $750 million. Interest on the 2021 notes is payable semi-annually on February 4 and August 4 of each year, commencing on August 4, 2016.
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jun 26, 2016		Sep 27, 2015		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$400	$400.0	$400	0.875%	0.941%
2018 notes	350.0	358	350.0	354	2.000%	2.012%
2021 notes	500.0	512	—	—	2.100%	2.293%
2021 notes	250.0	256	—	—	2.100%	1.600%
2022 notes	500.0	527	500.0	503	2.700%	2.819%
2023 notes	750.0	845	750.0	790	3.850%	2.860%
2026 notes	500.0	504	—	—	2.450%	2.511%
2045 notes	350.0	406	350.0	355	4.300%	4.348%
Total	3,600.0	3,808	2,350.0	2,402
Aggregate unamortized premium/(discount)	2.2		(2.5)
Total	$3,602.2		$2,347.5

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 26, 2016, we were in compliance with all applicable covenants.

The following table summarizes our long-term debt maturities as of June 26, 2016 by fiscal year (in millions):

Maturities	Total
2016	$—
2017	400.0
2018	—
2019	350.0
2020	—
Thereafter	2,850.0
Total	$3,600.0
Note 8: Equity
Changes in total equity (in millions):

	Three Quarters Ended
	Jun 26, 2016			Jun 28, 2015
	Attributable to Starbucks	Noncontrolling interest	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,818.0	$1.8	$5,819.8	$5,272.0	$1.7	$5,273.7
Net earnings including noncontrolling interests	2,016.8	0.4	2,017.2	2,104.9	1.9	2,106.8
Translation adjustment and other, net of reclassifications and tax	91.3	—	91.3	(121.3)	(31.1)	(152.4)
Unrealized gains/(losses), net of reclassifications and tax	(20.5)	—	(20.5)	(4.0)	—	(4.0)
Other comprehensive income/(loss)	70.8	—	70.8	(125.3)	(31.1)	(156.4)
Stock-based compensation expense	159.6	—	159.6	157.6	—	157.6
Exercise of stock options/vesting of RSUs	115.4	—	115.4	153.2	—	153.2
Sale of common stock	12.7	—	12.7	17.5	—	17.5
Repurchase of common stock	(1,590.4)	—	(1,590.4)	(975.9)	—	(975.9)
Cash dividends declared	(881.1)	—	(881.1)	(718.2)	—	(718.2)
Noncontrolling interest resulting from acquisition	—	—	—	—	411.1	411.1
Purchase of noncontrolling interests	—	—	—	(29.3)	(381.8)	(411.1)
Ending balance of total equity	$5,721.8	$2.2	$5,724.0	$5,856.5	$1.8	$5,858.3

Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 26, 2016
Net gains/(losses) in AOCI, beginning of period	$2.9	$(3.8)	$1.3	$(189.6)	$(189.2)
Net gains/(losses) recognized in OCI before reclassifications	(2.6)	(35.6)	—	54.7	16.5
Net (gains)/losses reclassified from AOCI to earnings	(0.6)	44.7	—	—	44.1
Other comprehensive income/(loss) attributable to Starbucks	(3.2)	9.1	—	54.7	60.6
Net gains/(losses) in AOCI, end of period	$(0.3)	$5.3	$1.3	$(134.9)	$(128.6)

June 28, 2015
Net gains/(losses) in AOCI, beginning of period	$0.4	$46.6	$1.3	$(165.2)	$(116.9)
Net gains/(losses) recognized in OCI before reclassifications	(1.1)	25.1	—	(11.0)	13.0
Net (gains)/losses reclassified from AOCI to earnings	(0.5)	(26.7)	—	—	(27.2)
Other comprehensive income/(loss) attributable to Starbucks	(1.6)	(1.6)	—	(11.0)	(14.2)
Net gains/(losses) in AOCI, end of period	$(1.2)	$45.0	$1.3	$(176.2)	$(131.1)

Three Quarters Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 26, 2016
Net gains/(losses) in AOCI, beginning of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Net gains/(losses) recognized in OCI before reclassifications	0.4	(83.2)	—	91.3	8.5
Net (gains)/losses reclassified from AOCI to earnings	(0.6)	62.9	—	—	62.3
Other comprehensive income/(loss) attributable to Starbucks	(0.2)	(20.3)	—	91.3	70.8
Net gains/(losses) in AOCI, end of period	$(0.3)	$5.3	$1.3	$(134.9)	$(128.6)

June 28, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	0.2	73.6	2.7	(135.6)	(59.1)
Net (gains)/losses reclassified from AOCI to earnings	(1.0)	(74.9)	(4.6)	14.3	(66.2)
Other comprehensive income/(loss) attributable to Starbucks	(0.8)	(1.3)	(1.9)	(121.3)	(125.3)
Purchase of noncontrolling interests	—	—	—	(31.1)	(31.1)
Net gains/(losses) in AOCI, end of period	$(1.2)	$45.0	$1.3	$(176.2)	$(131.1)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 26, 2016	Jun 28, 2015
Gains/(losses) on cash flow hedges
Interest rate hedges	$1.2	$1.2	Interest expense
Cross-currency swaps	(57.6)	29.5	Interest income and other, net
Foreign currency hedges	0.1	3.7	Revenues
Foreign currency/coffee hedges	1.6	3.0	Cost of sales including occupancy costs
	(54.7)	37.4	Total before tax
	10.0	(10.7)	Tax (expense)/benefit
	$(44.7)	$26.7	Net of tax
Three Quarters Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 26, 2016	Jun 28, 2015
Gains/(losses) on cash flow hedges
Interest rate hedges	$4.0	$3.8	Interest expense
Cross-currency swaps	(95.8)	82.0	Interest income and other, net
Foreign currency hedges	5.5	9.6	Revenues
Foreign currency/coffee hedges	11.9	4.1	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	—	7.2	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	—	(7.2)	Gain resulting from acquisition of joint venture
Other	—	(7.1)	Interest income and other, net
	(74.4)	92.4	Total before tax
	11.5	(27.2)	Tax (expense)/benefit
	$(62.9)	$65.2	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 26, 2016.
We repurchased 27.6 million shares of common stock at a total cost of $1.6 billion, and 20.7 million shares at a total cost of $975.9 million for three quarters ended June 26, 2016 and June 28, 2015, respectively. On April 21, 2016, we announced that our Board of Directors approved an increase of 100 million shares to our ongoing share repurchase program. As of June 26, 2016, 125.1 million shares remained available for repurchase under our ongoing share repurchase program.
During the third quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend to shareholders of $0.20 per share to be paid on August 19, 2016 to shareholders of record as of the close of business on August 4, 2016.

Note 9:	Employee Stock Plans
As of June 26, 2016, there were 86.2 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 14.1 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
Options	$9.2	$8.3	$32.2	$28.9
Restricted Stock Units (“RSUs”)	40.6	43.7	126.2	127.3
Total stock-based compensation expense	$49.8	$52.0	$158.4	$156.2
Stock option and RSU transactions from September 27, 2015 through June 26, 2016 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2015	33.6	10.7
Granted	5.9	4.0
Options exercised/RSUs vested	(5.5)	(4.9)
Forfeited/expired	(1.5)	(1.3)
Options outstanding/Nonvested RSUs, June 26, 2016	32.5	8.5
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 26, 2016	$46.5	$157.3
Note 10:     Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
Net earnings attributable to Starbucks	$754.1	$626.7	$2,016.8	$2,104.9
Weighted average common shares outstanding (for basic calculation)	1,465.3	1,498.5	1,474.4	1,499.3
Dilutive effect of outstanding common stock options and RSUs	14.0	17.2	15.3	17.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,479.3	1,515.7	1,489.7	1,516.3
EPS — basic	$0.51	$0.42	$1.37	$1.40
EPS — diluted	$0.51	$0.41	$1.35	$1.39
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and nonvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 5.3 million as of June 26, 2016. There were no out-of-the money stock options as of June 28, 2015.

Note 11: Segment Reporting
Our chief executive officer and chief operating officer comprise the Company's Chief Operating Decision Maker function ("CODM"). Segment information is prepared on the same basis that our CODM manages the segments, evaluates financial results, and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
June 26, 2016
Total net revenues	$3,645.5	$768.2	$273.4	$440.8	$110.1	$5,238.0
Depreciation and amortization expenses	149.2	45.7	10.3	0.7	3.1	209.0
Income from equity investees	—	40.2	—	42.3	—	82.5
Operating income/(loss)	898.5	182.8	29.9	187.8	(14.9)	1,284.1

June 28, 2015
Total net revenues	$3,414.6	$652.7	$294.7	$403.6	$115.6	$4,881.2
Depreciation and amortization expenses	130.8	41.2	12.4	0.7	4.3	189.4
Income from equity investees	—	27.6	0.9	31.8	—	60.3
Operating income/(loss)	855.3	150.0	36.0	143.4	(13.1)	1,171.6

Three Quarters Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
June 26, 2016
Total net revenues	$10,827.2	$2,099.6	$854.7	$1,414.0	$409.2	$15,604.7
Depreciation and amortization expenses	441.6	131.7	32.4	2.1	10.1	617.9
Income from equity investees	—	104.3	1.5	106.5	—	212.3
Operating income/(loss)	2,645.1	439.2	105.8	563.0	(28.1)	3,725.0

June 28, 2015
Total net revenues	$9,909.5	$1,743.6	$908.4	$1,274.2	$412.2	$14,247.9
Depreciation and amortization expenses	386.5	106.3	38.9	2.0	12.2	545.9
Income from equity investees	—	85.8	2.1	80.1	—	168.0
Operating income/(loss)	2,382.5	370.5	115.2	456.7	(6.8)	3,318.1

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
Total segment operating income	$1,284.1	$1,171.6	$3,725.0	$3,318.1
Unallocated corporate operating expenses	(261.8)	(233.0)	(780.5)	(686.5)
Consolidated operating income	1,022.3	938.6	2,944.5	2,631.6
Gain resulting from acquisition of joint venture	—	—	—	390.6
Interest income and other, net	72.9	25.5	95.5	36.6
Interest expense	(21.8)	(19.1)	(56.6)	(52.3)
Earnings before income taxes	$1,073.4	$945.0	$2,983.4	$3,006.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding revenues, operating margins, comparable store sales, anticipated net new stores, the effects of foreign currency translation, earnings per share, tax rates, capital expenditures, sales leverage, other financial results, impact of 53rd week in fiscal 2016 on financial results, operational efficiencies, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, investments in our business and partners, including investments in our digital platforms and innovation, the contribution of the China/Asia Pacific segment to overall company revenue growth, the sustained performance of the Japan market, and the growth of China into one of our largest international markets, expected operating performance in EMEA and the impact of challenging consumer, economic and geopolitical environments in the region, expected strong margin expansion in the Channel Development segment, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, and the expected effects of new accounting pronouncements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, potential negative effects of incidents involving food-borne illnesses, food tampering, food contamination or mislabeling, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks third quarter results reflect strong operating and financial performance and our continued ability to make disciplined investments in our business and our partners (employees). Consolidated total net revenues increased 7% to $5.2 billion, a Q3 record, primarily driven by incremental revenues from 1,876 net new store openings over the last 12 months, global comparable store sales growth of 4% and increased product sales to and royalty revenues from our licensees. Consolidated operating income increased $84 million, or 9%, to $1.0 billion, also a Q3 record. Operating margin expanded 30 basis points to 19.5%, primarily due to sales leverage and lower coffee costs, partially offset by investments in our partners (employees) and digital platforms, largely in the Americas segment. Earnings per share of $0.51 increased 24% over the prior year quarter earnings per share of $0.41.
The Americas segment continued to perform well in the third quarter, growing revenues by 7% to $3.6 billion, primarily driven by comparable store sales growth of 4% and revenues from 730 net new store openings over the past 12 months. Growth in our iced beverages, including tea, coffee and espresso, paired with the success of our food offerings, drove the increase in comparable store sales. Operating income increased $43 million, and operating margin at 24.6% declined 40 basis points from a year ago primarily due to investments in our partners and digital platforms, partially offset by sales leverage and savings in cost of sales and occupancy. Looking forward, we expect to continue to drive revenue growth and slightly increase margin expansion through new stores, continued innovation and leveraging investments in both our partners and our digital platforms, such as Mobile Order and Pay.
In our China/Asia Pacific segment, revenues grew by 18% to $768 million, primarily driven by incremental revenues from 888 net new stores over the past year, favorable foreign currency translation and a 3% increase in comparable store sales. Operating income grew 22%, to $183 million, while operating margin expanded 80 basis points to 23.8%. The overall operating margin expansion was primarily due to higher income from our joint venture operations and sales leverage, partially offset by the impact of foreign currency translation. We expect this segment will become a more significant contributor to overall company revenue growth in the future as we look forward to continued net new store openings and the sustained performance of our Japan market. We also expect China to continue to move towards being one of our largest international markets, primarily driven by expanding our retail store presence, increasing transaction growth and leveraging our digital investments.
The EMEA segment revenues declined $21 million, or 7%, primarily due to the shift to more licensed stores in the region, including the conversion of our Germany retail operations to licensed, net store closures and unfavorable foreign currency translation. Partially offsetting lower company-operated store revenues were higher licensed store sales, primarily resulting from the opening of 291 net new licensed stores and the transfer of 226 company-operated stores to licensed stores over the past 12 months. Operating margin declined 130 basis points to 10.9%, due to the sale of our Germany retail operations, driven by costs related to the sale and the resulting reduction of company-operated revenue. Sales deleverage of certain company-owned stores in the region also contributed. The margin decline was partially offset by sales leverage driven by the shift in the portfolio towards more licensed stores. Given the challenging consumer, economic, and geopolitical environment across the region, we expect our operating margin for fiscal 2016 to be flat to prior year.
Channel Development segment revenues grew 9% for the quarter to $441 million, primarily due to higher sales of premium single-serve products, driven by sales of Starbucks® K-Cup® portion packs, as well as increased foodservice and packaged coffee sales. Operating income grew $44 million, or 31%, to $188 million. Operating margin increased 710 basis points to 42.6% in the third quarter of fiscal 2016, primarily due to lower coffee costs, decreased marketing spend, strong performance from our North American Coffee Partnership joint venture and leverage on cost of sales. Looking ahead, we expect strong margin expansion driven by leverage on cost of sales and higher income from our joint venture operations.
Fiscal 2016 — Financial Outlook for the Year
For fiscal 2016, we expect revenue growth of approximately 10%, with our 53rd fiscal week contributing an additional 2% to our growth rate. Revenue growth will be driven by global comparable store sales in the mid-single digits and the addition of approximately 1,900 net new stores throughout fiscal 2016. Approximately one-half of net new store openings will be in our China/Asia Pacific segment, with approximately 40% coming from the Americas and the remaining 10% from the EMEA segment. For the full fiscal year, on a consolidated basis, foreign currency translation is expected to negatively impact revenues by approximately 1%.
We expect consolidated operating margin to increase slightly in fiscal 2016 and full year 2016 earnings per share to be in the range of $1.88 to $1.89. Strong revenue growth, sales leverage, the benefit of a 53rd fiscal week, which we expect to contribute approximately $0.06 to earnings per share in our fiscal fourth quarter, and increased operating efficiencies are expected to be partially offset by the expansion of our continued investments in our partners (employees) and digital platforms. Partner investments include enhanced wages and benefits, such as food and education benefits, and strategic investments in digital platforms include mobile and loyalty programs, personalization, partnerships and digital marketing. When comparing to our fiscal 2015 earnings per share, it is important to note that fiscal 2015 benefited from a fair value gain adjustment of our preexisting 39.5% ownership interest as a result of acquiring Starbucks Japan, which contributed $0.26 to full year fiscal 2015 earnings per share of $1.82.

Comparable Store Sales
Starbucks comparable store sales for the third quarter and the first three quarters of fiscal 2016:

	Quarter Ended Jun 26, 2016			Three Quarters Ended Jun 26, 2016
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated(1)	4%	—%	4%	6%	2%	4%
Americas	4%	—%	4%	7%	2%	5%
China/Asia Pacific(1)	3%	2%	1%	4%	2%	2%
EMEA	(1)%	—%	(2)%	—%	1%	—%

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
Results of Operations (in millions)
Revenues

	Quarter Ended			Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	% Change	Jun 26, 2016	Jun 28, 2015	% Change
Company-operated stores	$4,181.6	$3,915.0	6.8%	$12,336.3	$11,310.7	9.1%
Licensed stores	527.2	475.2	10.9	1,561.0	1,380.5	13.1
CPG, foodservice and other	529.2	491.0	7.8	1,707.4	1,556.7	9.7
Total net revenues	$5,238.0	$4,881.2	7.3%	$15,604.7	$14,247.9	9.5%
Total net revenues for the third quarter and first three quarters of fiscal 2016 increased $357 million and $1.4 billion, respectively, primarily due to increased revenues from company-operated stores ($267 million and $1.0 billion, respectively). The increase in company-operated store revenues in the third quarter of fiscal 2016 was driven by an increase in incremental revenues from 642 net new Starbucks® company-operated store openings over the past 12 months ($167 million) and a 4% growth in comparable store sales ($140 million). For the first three quarters of 2016, the increase in company-operated store revenues was driven by 6% growth in comparable store sales ($649 million), additional revenues from from 642 net new Starbucks® company-operated store openings over the past 12 months ($520 million) and incremental revenues from the impact of our ownership change in Starbucks Japan ($105 million). Partially offsetting these increases was the absence of revenue from the conversion of certain company-operated stores to licensed ($35 million for the third quarter and $87 million for the first three quarters). For the first three quarters of fiscal 2016, foreign currency translation negatively impacted company-operated store revenues ($121 million).
Licensed store revenue growth also contributed to the increase in total net revenues for the third quarter and first three quarters of fiscal 2016 ($52 million and $181 million, respectively). These increases were primarily a result of increased product sales to and royalty revenues from our licensees, largely due to the opening of 1,273 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales. These increases were partially offset by unfavorable foreign currency translation ($11 million in the third quarter and $36 million in the first three quarters) and a decrease in licensed store revenues resulting from the impact of our ownership change in Starbucks Japan ($6 million in the first three quarters).
CPG, foodservice and other revenues increased $38 million and $151 million for the third quarter and first three quarters of fiscal 2016, respectively. These increases for the third quarter and for the first three quarters were primarily due to higher sales of premium single-serve products ($28 million and $93 million, respectively), foodservice sales ($7 million and $31 million, respectively), and U.S. packaged coffee ($6 million and $28 million, respectively).

Operating Expenses

	Quarter Ended				Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
			% of Total Net Revenues				% of Total Net Revenues
Cost of sales including occupancy costs	$2,060.3	$1,953.9	39.3%	40.0%	$6,256.9	$5,804.9	40.1%	40.7%
Store operating expenses	1,529.4	1,392.4	29.2	28.5	4,502.0	4,032.5	28.9	28.3
Other operating expenses	137.5	131.6	2.6	2.7	423.3	394.5	2.7	2.8
Depreciation and amortization expenses	247.6	236.5	4.7	4.8	730.9	659.6	4.7	4.6
General and administrative expenses	323.4	288.5	6.2	5.9	959.4	892.8	6.1	6.3
Total operating expenses	4,298.2	4,002.9	82.1	82.0	12,872.5	11,784.3	82.5	82.7
Income from equity investees	82.5	60.3	1.6	1.2	212.3	168.0	1.4	1.2
Operating income	$1,022.3	$938.6	19.5%	19.2%	$2,944.5	$2,631.6	18.9%	18.5%
Store operating expenses as a % of related revenues			36.6%	35.6%			36.5%	35.7%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 70 basis points for the third quarter of fiscal 2016 primarily due to lower coffee costs (approximately 50 basis points). Cost of sales including occupancy costs as a percentage of total net revenues decreased 60 basis points for the first three quarters of fiscal 2016 primarily due to leverage on cost of sales and occupancy costs (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 70 basis points for the third quarter and 60 basis points for the first three quarters of fiscal 2016. Store operating expenses as a percentage of company-operated store revenues increased 100 basis points for the third quarter and 80 basis points for the first three quarters, primarily driven by increased investments in our partners (employees) and digital platforms (approximately 120 basis points in the third quarter and 110 basis points in the first three quarters), largely in the Americas segment.
Other operating expenses as a percentage of total net revenues decreased 10 basis points for the third quarter and the first three quarters of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 60 basis points for the third quarter of fiscal 2016 primarily due to reduced marketing expenses, largely in the Channel Development segment (approximately 70 basis points). Excluding the impact of company-operated store revenues, other operating expenses decreased 40 basis points for the first three quarters of fiscal 2016, primarily driven by sales leverage and lapping the impairment of certain assets in the Americas segment in the prior year (approximately 60 basis points and 20 basis points, respectively). Partially offsetting this favorability for the first three quarters of fiscal 2016 were increased investments in partner and digital platforms and higher performance-based compensation (approximately 20 basis points and 10 basis points, respectively).
The combination of these changes resulted in an overall increase in operating margin of 30 basis points for the third quarter and 40 basis points for the first three quarters of fiscal 2016.

Other Income and Expenses

	Quarter Ended				Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
			% of Total Net Revenues				% of Total Net Revenues
Operating income	$1,022.3	$938.6	19.5%	19.2%	$2,944.5	$2,631.6	18.9%	18.5%
Gain resulting from acquisition of joint venture	—	—	—	—	—	390.6	—	2.7
Interest income and other, net	72.9	25.5	1.4	0.5	95.5	36.6	0.6	0.3
Interest expense	(21.8)	(19.1)	(0.4)	(0.4)	(56.6)	(52.3)	(0.4)	(0.4)
Earnings before income taxes	1,073.4	945.0	20.5	19.4	2,983.4	3,006.5	19.1	21.1
Income tax expense	318.9	318.5	6.1	6.5	966.2	899.7	6.2	6.3
Net earnings including noncontrolling interests	754.5	626.5	14.4	12.8	2,017.2	2,106.8	12.9	14.8
Net earnings/(loss) attributable to noncontrolling interests	0.4	(0.2)	—	—	0.4	1.9	—	—
Net earnings attributable to Starbucks	$754.1	$626.7	14.4%	12.8%	$2,016.8	$2,104.9	12.9%	14.8%
Effective tax rate including noncontrolling interests			29.7%	33.7%			32.4%	29.9%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
Net interest income and other increased $47 million for the third quarter and $59 million for the first three quarters of fiscal 2016, primarily related to the pre-tax gain associated with the conversion of our Germany company-operated stores to a fully licensed market ($30 million). Also contributing, for the third quarter of fiscal 2016, was net favorable foreign exchange fluctuations ($9 million), and for the first three quarters of fiscal 2016, higher income associated with unredeemed stored value card balances ($16 million).
The effective tax rate for the quarter and three quarters ended June 26, 2016 decreased 400 basis points and increased 250 basis points, respectively. Providing favorability for the third quarter and first three quarters of fiscal 2016 were higher domestic manufacturing deductions (approximately 220 basis points and 130 basis points, respectively), benefits from releasing certain tax reserves, primarily related to statute closures (approximately 120 basis points and 50 basis points, respectively), and the largely non-taxable gain on the sale of our Germany company-operated stores to a fully licensed market (approximately 110 basis points and 40 basis points, respectively). The increase in our tax rate for the three quarters ended June 26, 2016 was primarily due to 4.8% impact of the gain in the prior year associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition, which was almost entirely non-taxable.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
			% of Americas Net Revenues				% of Americas Net Revenues
Net revenues:
Company-operated stores	$3,269.0	$3,061.3	89.7%	89.7%	$9,697.2	$8,890.5	89.6%	89.7%
Licensed stores	368.6	344.9	10.1	10.1	1,108.0	993.0	10.2	10.0
Foodservice and other	7.9	8.4	0.2	0.2	22.0	26.0	0.2	0.3
Total net revenues	3,645.5	3,414.6	100.0	100.0	10,827.2	9,909.5	100.0	100.0
Cost of sales including occupancy costs	1,289.0	1,227.7	35.4	36.0	3,865.9	3,624.4	35.7	36.6
Store operating expenses	1,236.1	1,126.7	33.9	33.0	3,649.6	3,276.1	33.7	33.1
Other operating expenses	25.4	26.9	0.7	0.8	85.7	93.4	0.8	0.9
Depreciation and amortization expenses	149.2	130.8	4.1	3.8	441.6	386.5	4.1	3.9
General and administrative expenses	47.3	47.2	1.3	1.4	139.3	146.6	1.3	1.5
Total operating expenses	2,747.0	2,559.3	75.4	75.0	8,182.1	7,527.0	75.6	76.0
Operating income	$898.5	$855.3	24.6%	25.0%	$2,645.1	$2,382.5	24.4%	24.0%
Store operating expenses as a % of related revenues			37.8%	36.8%			37.6%	36.8%
Revenues
Americas total net revenues for the third quarter and first three quarters of fiscal 2016 increased $231 million, or 7%, and $918 million, or 9%, respectively. These increases were primarily due to higher revenues from company-operated stores ($208 million and $807 million, respectively) and licensed stores ($24 million and $115 million, respectively).
The increase in company-operated store revenues was driven by a 4% increase in comparable store sales ($124 million) for the third quarter, and 7% growth in comparable store sales ($593 million) for the first three quarters, as well as incremental revenues from 335 net new Starbucks® company-operated store openings over the past 12 months ($113 million for the third quarter and $350 million for the first three quarters). Partially offsetting these increases was unfavorable foreign currency translation ($14 million for the third quarter and $92 million for the first three quarters), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
The increase in licensed store revenues was primarily due to higher product sales to and royalty revenues from our licensees, resulting from the opening of 418 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 60 basis points for the third quarter and 90 basis points for the first three quarters of fiscal 2016, primarily driven by lower commodity costs (approximately 40 basis points for both periods) and leverage on cost of sales and occupancy costs (approximately 20 basis points for the third quarter and 40 basis points for the first three quarters).
Store operating expenses as a percentage of total net revenues increased 90 basis points for the third quarter and 60 basis points for the first three quarters of fiscal 2016. Store operating expenses as a percentage of company-operated store revenues increased 100 basis points for the third quarter and 80 basis points for the first three quarters, primarily driven by increased investments in our store partners (employees) and digital platforms (approximately 150 basis points for the third quarter and 120 basis points for the first three quarters). Included in our investments in store partners (employees) for the third quarter and first three quarters of fiscal 2016 was an incremental bonus-related accrual for tenured store partners (approximately 90 basis points for the third quarter and 30 basis points for the first three quarters). Sales leverage partially offset our increased investments in the third quarter and first three quarters of fiscal 2016 (approximately 40 basis points and 60 basis points, respectively).
Other operating expenses as a percentage of total net revenues decreased 10 basis points for the third quarter and first three quarters of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 90 basis points for the third quarter and 160 basis points for the first three quarters, primarily driven by improved collection results (approximately 110 basis points and 50 basis points, respectively). Also contributing to the first three quarters was the lapping of impairment of certain assets in the region, as recorded in the second quarter of fiscal 2015 (approximately 70 basis points).
The combination of these changes resulted in an overall decrease in operating margin of 40 basis points and an increase in operating margin of 40 basis points for the third quarter and first three quarters of fiscal 2016, respectively.
China/Asia Pacific

	Quarter Ended				Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
			% of CAP Net Revenues				% of CAP Net Revenues
Net revenues:
Company-operated stores	$695.4	$588.4	90.5%	90.1%	$1,884.0	$1,542.5	89.7%	88.5%
Licensed stores	71.6	63.1	9.3	9.7	210.7	197.6	10.0	11.3
Foodservice and other	1.2	1.2	0.2	0.2	4.9	3.5	0.2	0.2
Total net revenues	768.2	652.7	100.0	100.0	2,099.6	1,743.6	100.0	100.0
Cost of sales including occupancy costs	331.2	281.8	43.1	43.2	933.5	784.8	44.5	45.0
Store operating expenses	200.4	161.2	26.1	24.7	558.0	436.0	26.6	25.0
Other operating expenses	16.2	15.8	2.1	2.4	48.3	43.4	2.3	2.5
Depreciation and amortization expenses	45.7	41.2	5.9	6.3	131.7	106.3	6.3	6.1
General and administrative expenses	32.1	30.3	4.2	4.6	93.2	88.4	4.4	5.1
Total operating expenses	625.6	530.3	81.4	81.2	1,764.7	1,458.9	84.0	83.7
Income from equity investees	40.2	27.6	5.2	4.2	104.3	85.8	5.0	4.9
Operating income	$182.8	$150.0	23.8%	23.0%	$439.2	$370.5	20.9%	21.2%
Store operating expenses as a % of related revenues			28.8%	27.4%			29.6%	28.3%
Revenues
China/Asia Pacific total net revenues for the third quarter and first three quarters of fiscal 2016 increased $116 million, or 18%, and $356 million, or 20%, respectively. The increases were primarily from higher company-operated store revenues ($107 million for the third quarter and $342 million for the first three quarters), driven by incremental revenues from 324 net new company-operated store openings over the past 12 months ($60 million for the third quarter and $186 million for the first three quarters). The change in ownership of Starbucks Japan to primarily company-operated stores contributed $105 million in the first three quarters. Also contributing was an increase in comparable store sales (3% growth, or $18 million for the third quarter and 4% growth, or $53 million for the first three quarters). Favorable foreign currency translation contributed $29 million in the third quarter of fiscal 2016.
Licensed store revenues increased $9 million for the third quarter and $13 million for the first three quarters of fiscal 2016, primarily due to increased product sales to and royalty revenues from licensees ($15 million for the third quarter and $31 million for the first three quarters), primarily resulting from the opening of 564 net new licensed stores over the past 12 months. The increase in the third quarter and first three quarters was partially offset by unfavorable foreign currency translation ($7 million and $10 million, respectively). The change in ownership of Starbucks Japan to primarily company-operated stores also reduced licensed store revenues for the first three quarters ($6 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 10 basis points for the third quarter and 50 basis points for the first three quarters of fiscal 2016. The decrease in the first three quarters was primarily due to the impact of our ownership change in Starbucks Japan (approximately 30 basis points).

Store operating expenses as a percentage of total net revenues increased 140 basis points for the third quarter and 160 basis points for the first three quarters of fiscal 2016. As a percentage of company-operated store revenues, store operating expenses increased 140 basis points for the third quarter and 130 basis points for the first three quarters. Partner investments and higher payroll-related expenditures contributed to the increase (approximately 50 basis points for the third quarter and 60 basis points for the first three quarters). The increase in the first three quarters was also related to the impact of our ownership change in Starbucks Japan (approximately 50 basis points).
Other operating expenses as a percentage of total net revenues decreased 30 basis points for the third quarter and decreased 20 basis points for the first three quarters of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 230 basis points in the third quarter and increased 80 basis points in the first three quarters. The decrease in the third quarter was primarily due to sales leverage and the timing of certain taxes (approximately 230 basis points and 160 basis points, respectively), partially offset by higher payroll related expenditures (approximately 140 basis points). The increase in the first three quarters was primarily due to higher payroll-related expenditures (approximately 130 basis points), the impact of our ownership change in Starbucks Japan (approximately 70 basis points) and investments in digital platforms (approximately 60 basis points), partially offset by sales leverage (approximately 200 basis points).
Income from equity investees as a percentage of total net revenues increased 100 basis points for the third quarter and 10 basis points for the first three quarters of fiscal 2016, driven by higher income from our joint venture operations, primarily in China and South Korea (approximately 210 basis points for the third quarter and 180 basis points for the first three quarters), partially offset by the shift in composition of our store portfolio to more company-operated stores (approximately 60 basis points for the third quarter and 50 basis points for the first three quarters) and unfavorable foreign currency translation (approximately 50 basis points for both periods). The impact of the ownership change in Starbucks Japan also contributed to the decrease for the first three quarters (approximately 60 basis points).
The combination of these changes resulted in an overall increase in operating margin of 80 basis points for the third quarter and a decrease of 30 basis points for the first three quarters of fiscal 2016.
EMEA

	Quarter Ended				Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
			% of EMEA Net Revenues				% of EMEA Net Revenues
Net revenues:
Company-operated stores	$174.3	$217.8	63.8%	73.9%	$576.0	$688.0	67.4%	75.7%
Licensed stores	86.2	65.5	31.5	22.2	239.3	185.4	28.0	20.4
Foodservice	12.9	11.4	4.7	3.9	39.4	35.0	4.6	3.9
Total net revenues	273.4	294.7	100.0	100.0	854.7	908.4	100.0	100.0
Cost of sales including occupancy costs	139.2	143.1	50.9	48.6	427.2	434.4	50.0	47.8
Store operating expenses	69.0	78.4	25.2	26.6	209.4	240.4	24.5	26.5
Other operating expenses	13.4	12.9	4.9	4.4	42.0	40.0	4.9	4.4
Depreciation and amortization expenses	10.3	12.4	3.8	4.2	32.4	38.9	3.8	4.3
General and administrative expenses	11.6	12.8	4.2	4.3	39.4	41.6	4.6	4.6
Total operating expenses	243.5	259.6	89.1	88.1	750.4	795.3	87.8	87.5
Income from equity investees	—	0.9	—	0.3	1.5	2.1	0.2	0.2
Operating income	$29.9	$36.0	10.9%	12.2%	$105.8	$115.2	12.4%	12.7%
Store operating expenses as a % of related revenues			39.6%	36.0%			36.4%	34.9%
Revenues
EMEA total net revenues decreased $21 million, or 7%, for the third quarter and $54 million, or 6% for the first three quarters of fiscal 2016. The decreases were primarily from declines in company-operated store revenues ($44 million and $112 million, respectively). The decreases in company-operated store revenues were driven by the shift to more licensed stores in the region

($36 million in the third quarter and $88 million in the first three quarters). This includes the absence of revenues from the conversion of certain company-operated stores to licensed stores, the sale of our Germany retail operations to licensed in the third quarter of fiscal 2016 and net store closures. Also contributing to the decrease in company-operated revenues was unfavorable foreign currency translation ($6 million for the third quarter and $27 million for the first three quarters).
Licensed store revenues increased ($21 million, or 32%, for the third quarter and $54 million, or 29%, for the first three quarters), primarily due to higher product sales to and royalty revenues from our licensees ($20 million for the third quarter and $74 million for the first three quarters) resulting from the opening of 291 net new licensed stores and the transfer of 226 company-operated stores to licensed stores over the past 12 months. For the first three quarters, unfavorable foreign currency translation also contributed ($20 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 230 basis points for the third quarter and 220 basis points for the first three quarters of fiscal 2016, primarily due to the shift to more licensed stores in the region (approximately 190 basis points for both periods). Also contributing to the increase was the change in product mix at company-owned stores (approximately 60 basis points for the third quarter and 30 basis points for the first three quarters).
Store operating expenses as a percentage of total net revenues decreased 140 basis points for the third quarter and 200 basis points for the first three quarters of fiscal 2016. As a percentage of company-operated store revenues, store operating expenses increased 360 basis points in the third quarter, primarily driven by costs associated with the sale of our Germany retail operations (approximately 140 basis points) and sales deleverage from certain company-owned stores in the region (approximately 120 basis points). As a percentage of company-operated store revenues, for the first three quarters of fiscal 2016, store operating expenses increased 150 basis points primarily driven by sales deleverage from certain company-owned stores in the region (approximately 150 basis points) and costs associated with the sale of our Germany retail operations (approximately 50 basis points), partially offset by gains on the sales of certain store assets (approximately 60 basis points).
Other operating expenses as a percentage of total net revenues increased 50 basis points for both the third quarter and the first three quarters of fiscal 2016. Excluding the impact of company-operated store revenues, other operating expenses decreased 330 basis points for the third quarter and 300 basis points for the first three quarters, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 350 basis points for the third quarter and 310 basis points for the first three quarters).
The combination of these changes resulted in an overall decrease in operating margin of 130 basis points for the third quarter and 30 basis points for the first three quarters of fiscal 2016.

Channel Development

	Quarter Ended				Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
			% of Channel Development Net Revenues				% of Channel Development Net Revenues
Net revenues:
CPG	$333.0	$302.2	75.5%	74.9%	$1,086.5	$975.8	76.8%	76.6%
Foodservice	107.8	101.4	24.5	25.1	327.5	298.4	23.2	23.4
Total net revenues	440.8	403.6	100.0	100.0	1,414.0	1,274.2	100.0	100.0
Cost of sales	232.3	228.3	52.7	56.6	770.6	722.2	54.5	56.7
Other operating expenses	58.0	58.9	13.2	14.6	171.8	160.9	12.1	12.6
Depreciation and amortization expenses	0.7	0.7	0.2	0.2	2.1	2.0	0.1	0.2
General and administrative expenses	4.3	4.1	1.0	1.0	13.0	12.5	0.9	1.0
Total operating expenses	295.3	292.0	67.0	72.3	957.5	897.6	67.7	70.4
Income from equity investees	42.3	31.8	9.6	7.9	106.5	80.1	7.5	6.3
Operating income	$187.8	$143.4	42.6%	35.5%	$563.0	$456.7	39.8%	35.8%
Revenues
Channel Development total net revenues for the third quarter and the first three quarters of fiscal 2016 increased $37 million, or 9%, and $140 million, or 11%, respectively, primarily driven by higher sales of premium single-serve products ($26 million for the third quarter and $84 million for the first three quarters). An increase in foodservice sales ($6 million for the third quarter and $29 million for the first three quarters) and U.S. packaged coffee sales ($6 million for the third quarter and $24 million for the first three quarters) also contributed.
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 390 basis points for the third quarter and 220 basis points for the first three quarters, primarily driven by lower coffee costs (approximately 240 basis points for the third quarter and 80 basis points for the first three quarters) and leverage on cost of sales (approximately 140 basis points for the third quarter and 120 basis points for the first three quarters).
Other operating expenses as a percentage of total net revenues decreased 140 basis points for the third quarter primarily driven by decreased marketing expenses (approximately 180 basis points). For the first three quarters, other operating expenses as a percentage of total net revenues decreased 50 basis points primarily due to sales leverage on higher marketing expenses and salaries and benefits (approximately 60 basis points).
Income from equity investees increased 170 basis points for the third quarter and 120 basis points for the first three quarters of fiscal 2016 due to higher income from our North American Coffee Partnership joint venture, primarily due to increased sales volumes of canned Starbucks Doubleshot® and bottled Frappuccino® beverages and new product launches.
The combination of these changes resulted in an overall increase in operating margin of 710 basis points for the third quarter and 400 basis points in the first three quarters of fiscal 2016.

All Other Segments

	Quarter Ended			Three Quarters Ended
	Jun 26, 2016	Jun 28, 2015	% Change	Jun 26, 2016	Jun 28, 2015	% Change
Net revenues:
Company-operated stores	$42.9	$47.5	(9.7)%	$179.1	$189.7	(5.6)%
Licensed stores	0.8	1.7	(52.9)	3.0	4.5	(33.3)
CPG, foodservice and other	66.4	66.4	—	227.1	218.0	4.2
Total net revenues	110.1	115.6	(4.8)	409.2	$412.2	(0.7)
Cost of sales including occupancy costs	68.3	72.7	(6.1)	246.7	242.5	1.7
Store operating expenses	23.9	26.1	(8.4)	85.0	80.0	6.3
Other operating expenses	24.3	17.3	40.5	75.3	57.1	31.9
Depreciation and amortization expenses	3.1	4.3	(27.9)	10.1	12.2	(17.2)
General and administrative expenses	5.4	8.3	(34.9)	20.2	27.2	(25.7)
Total operating expenses	125.0	128.7	(2.9)	437.3	419.0	4.4
Operating loss	$(14.9)	$(13.1)	13.7%	$(28.1)	$(6.8)	313.2%
All Other Segments primarily includes Teavana, Seattle’s Best Coffee, Evolution Fresh, e-commerce and Digital Ventures, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Room.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015	Jun 26, 2016	Jun 28, 2015
Americas(1)
Company-operated stores	85	68	204	187	8,875	8,582
Licensed stores	109	103	293	192	6,425	5,988
Total Americas	194	171	497	379	15,300	14,570
China/Asia Pacific(2)
Company-operated stores	79	82	223	1,219	2,675	2,351
Licensed stores	130	123	442	(604)	3,452	2,888
Total China/Asia Pacific	209	205	665	615	6,127	5,239
EMEA(3)
Company-operated stores	(147)	(9)	(196)	(33)	541	784
Licensed stores	224	67	399	184	2,024	1,507
Total EMEA	77	58	203	151	2,565	2,291
All Other Segments
Company-operated stores	(5)	(1)	(10)	9	365	378
Licensed stores	(1)	(2)	(3)	(1)	38	41
Total All Other Segments	(6)	(3)	(13)	8	403	419
Total Company	474	431	1,352	1,153	24,395	22,519

(1)	Americas store data includes the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.

(2)
China/Asia Pacific store data includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

(3)	EMEA store data includes the transfer of 144 Germany company-operated retail stores to licensed stores as a result of the sale to AmRest Holdings SE in the third quarter of fiscal 2016.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $3.1 billion as of June 26, 2016 and $1.9 billion as of September 27, 2015. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including government treasury securities (foreign and domestic), corporate debt securities, mortgage and asset-backed securities, agency obligations and state and local government obligations. As of June 26, 2016, approximately $1.5 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
In the first quarter of fiscal 2016, we replaced our 2013 credit facility with our new $1.5 billion unsecured, revolving 2016 credit facility (the "credit facility") with various banks, of which $150 million may be used for issuances of letters of credit.
The credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 26, 2016, we were in compliance with all applicable covenants. There was $0.1 million outstanding under our credit facility as of June 26, 2016.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of June 26, 2016, we had no outstanding borrowings under our commercial paper program.
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 26, 2016, we were in compliance with all applicable covenants.
In May 2016, we issued additional long-term debt in an underwritten registered public offering, which consisted of $500 million of 10-year 2.450% Senior Notes (the "2026 notes") due June 2026. We will use the net proceeds from the offering to enhance our sustainability programs around coffee supply chain management through Eligible Sustainability Projects. Interest on the 2026 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2016.
In February 2016, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 5-year 2.100% Senior Notes (the "2021 notes") due February 2021. In May 2016, we reopened this offering with the same terms and issued an additional $250 million of Senior Notes (collectively, the "2021 notes") for an aggregate amount outstanding of $750 million. Interest on the 2021 notes is payable semi-annually on February 4 and August 4 of each year, commencing on August 4, 2016. See Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of June 26, 2016 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect, and other indirect tax consequences associated with repatriation.
During the third quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend to shareholders of $0.20 per share to be paid on August 19, 2016 to shareholders of record as of the close of business on August 4, 2016. We repurchased 27.6 million shares of common stock ($1.6 billion) during the first three quarters of fiscal 2016 under our ongoing share repurchase program. On April 21, 2016, we announced that our Board of Directors approved an increase of 100 million shares to the program. The number of remaining shares authorized for repurchase as of June 26, 2016 totaled 125.1 million.
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
Cash Flows
Cash provided by operating activities was $3.3 billion for the first three quarters of fiscal 2016, compared to $2.8 billion for the same period in fiscal 2015. The change was primarily due to increased earnings, adjusted for non-cash items such as the gain resulting from the acquisition of Starbucks Japan, and the timing of our cash payments for income taxes, partially offset by changes in our working capital accounts.
Cash used by investing activities for the first three quarters of fiscal 2016 totaled $1.6 billion, compared to $1.3 billion for the same period in fiscal 2015. The change was primarily due to the increase in purchases of investments, primarily U.S. government treasury securities and corporate debt securities, partially offset by lapping of cash used to acquire Sazaby's 39.5% ownership interest in Starbucks Japan.
Cash used by financing activities for the first three quarters of fiscal 2016 totaled $1.1 billion, compared to $996.8 million for the same period in fiscal 2015. The change was primarily due to increased share repurchases and cash dividends, partially offset by proceeds from the issuance of long term debt and lapping of cash used to fund the second tender offer step of the Starbucks Japan acquisition.
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
During the first three quarters of fiscal 2016, we issued $1.3 billion of additional long-term debt, as described in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
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
During the third quarter of fiscal 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 26, 2016).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended June 26, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
March 28, 2016 — April 24, 2016	50,000	$57.49	50,000	125,172,058
April 25, 2016 — May 22, 2016	52,750	56.42	52,750	125,119,308
May 23, 2016 — June 26, 2016	—	—	—	125,119,308
Total	102,750	$56.94	102,750

(1)	Monthly information is presented by reference to our fiscal months during the third quarter of fiscal 2016.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

(3)
This column includes the total number of shares authorized for repurchase under the Company's ongoing share repurchase program and includes the additional 100 million shares authorized for repurchase as announced on April 21, 2016. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at the Company's discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through January 20, 2015)	8-K	0-20322	1/22/2015	3.1
4.1	Fifth Supplemental Indenture, dated as of February 4, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.100% Senior Notes due February 4, 2021)	8-K	0-20322	2/4/2016	4.2
4.2	Form of 2.100% Senior Notes due February 4, 2021	8-K	0-20322	2/4/2016	4.3
4.3	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 15, 2026)	8-K	0-20322	5/16/2016	4.4
4.4	Form of 2.450% Senior Notes due June 15, 2026	8-K	0-20322	5/16/2016	4.5
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended June 26, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 27, 2016

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer