Form 10-K
period 2016-10-02
STARBUCKS CORP
filed 2016-11-18
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 27, 2016 as reported on the NASDAQ Global Select Market was $83 billion. As of November 11, 2016, there were 1,455.4 million shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 22, 2017 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended October 2, 2016

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

PART I
Item 1. Business
General
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 75 countries. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "SBUX." We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of fresh food items, including snack offerings, through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and foodservice accounts. In addition to our flagship Starbucks Coffee brand, we sell goods and services under the following brands: Teavana, Tazo, Seattle’s Best Coffee, Evolution Fresh, La Boulange and Ethos.
Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this, we are continuing the disciplined expansion of our global store base, adding stores in both existing, developed markets such as the U.S., and in newer, higher growth markets such as China, as well as optimizing the mix of company-operated and licensed stores in each market. In addition, by leveraging the experience gained through our traditional store model, we continue to offer consumers new coffee and other products in a variety of forms, across new categories, diverse channels and alternative store formats. We also believe our Starbucks Global Responsibility strategy, commitments related to ethically sourcing high-quality coffee, contributing positively to the communities we do business in and being an employer of choice are contributors to our objective.
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended October 2, 2016 ("fiscal 2016"), Starbucks Corporation (together with its subsidiaries) is referred to as "Starbucks," the "Company," "we," "us" or "our."
Segment Financial Information
We have four reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) China/Asia Pacific ("CAP"); 3) Europe, Middle East, and Africa ("EMEA") and 4) Channel Development. We also have several non-reportable operating segments, including Teavana, Seattle's Best Coffee and Evolution Fresh, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Rooms, which are combined and referred to as All Other Segments. Revenues from our reportable segments and All Other Segments as a percentage of total net revenues for fiscal 2016 were as follows: Americas (69%), CAP (14%), EMEA (5%), Channel Development (9%) and All Other Segments (3%).
Our Americas, CAP, and EMEA segments include both company-operated and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our CAP and EMEA operations are still in the early stages of development and require a more extensive support organization, relative to their current levels of revenue and operating income, than our Americas operations. The Americas, CAP and EMEA segments also include certain foodservice accounts, primarily in Canada, Japan and the U.K.
Our Channel Development segment includes roasted whole bean and ground coffees, premium Tazo® teas, Starbucks- and Tazo-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino®, Starbucks Doubleshot® and Starbucks Refreshers® beverages and other branded products sold worldwide through channels such as grocery stores, warehouse clubs, specialty retailers, convenience stores and U.S. foodservice accounts.
Starbucks segment information is included in Note 16, Segment Reporting, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

Revenue Components
We generate nearly all of our revenues through company-operated stores, licensed stores, consumer packaged goods ("CPG") and foodservice operations.
Company-operated and Licensed Store Summary as of October 2, 2016

	Americas	As a% of Total Americas Stores	CAP	As a% of Total CAP Stores	EMEA	As a% of Total EMEA Stores	All Other Segments	As a% of Total All Other Segments Stores	Total	As a% of Total Stores
Company-operated stores	9,019	58%	2,811	44%	523	20%	358	91%	12,711	51%
Licensed stores	6,588	42%	3,632	56%	2,119	80%	35	9%	12,374	49%
Total	15,607	100%	6,443	100%	2,642	100%	393	100%	25,085	100%
The mix of company-operated versus licensed stores in a given market will vary based on several factors, including our ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks and our ability to leverage the support infrastructure in an existing geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 79% of total net revenues during fiscal 2016. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea and related products, as well as complementary food and snack offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service, as well as clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
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

Company-operated store data for the year-ended October 2, 2016:

	Stores Open as of					Stores Open as of
	Sep 27, 2015	Opened	Closed	Transfers	Net	Oct 2, 2016
Americas:
U.S.	7,559	358	(37)	—	321	7,880
Canada	1,009	45	(19)	—	26	1,035
Brazil	103	3	(2)	—	1	104
Total Americas	8,671	406	(58)	—	348	9,019
China/Asia Pacific:
China	1,026	253	(7)	—	246	1,272
Japan	1,073	85	(18)	—	67	1,140
Thailand	237	38	(2)	—	36	273
Singapore	116	13	(3)	—	10	126
Total China/Asia Pacific	2,452	389	(30)	—	359	2,811
EMEA(1):
U.K.	428	3	(12)	(53)	(62)	366
France	76	—	(2)	—	(2)	74
Switzerland	56	1	(1)	—	—	56
Austria	18	—	(1)	—	(1)	17
Netherlands	10	—	—	—	—	10
Germany	149	1	(3)	(147)	(149)	—
Total EMEA	737	5	(19)	(200)	(214)	523
All Other Segments:
Teavana	371	3	(19)	—	(16)	355
Evolution Fresh	3	—	(1)	—	(1)	2
Starbucks Reserve® Roastery & Tasting Rooms	1	—	—	—	—	1
Total All Other Segments	375	3	(20)	—	(17)	358
Total company-operated	12,235	803	(127)	(200)	476	12,711

(1)	EMEA store data includes the transfer of 144 Germany company-operated retail stores to licensed stores as a result of the sale to AmRest Holdings SE in the third quarter of fiscal 2016.
Starbucks® company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses and in select rural and off-highway locations. We are continuing the expansion of our stores, inclusive of Drive Thru formats that provide a higher degree of access and convenience, and alternative store formats, which are focused on an elevated Starbucks Experience for our customers.
Starbucks® stores offer a choice of coffee and tea beverages, as well as other premium coffee, tea and related products, including distinctively packaged roasted whole bean and ground coffees, a variety of premium single-serve and ready-to-drink coffee and tea products, juices and bottled water. Starbucks® stores also offer an assortment of fresh food and snack offerings, including selections focusing on high-quality ingredients, nutritional value and great flavor. A focused selection of beverage-making equipment and accessories are also sold in our stores. Each Starbucks® store varies its product mix depending upon the size of the store and its location. To complement the in-store experience, our company-operated Starbucks® stores in the U.S., Canada and certain other international markets also provide customers free access to wireless internet.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Beverages	74%	73%	73%
Food	19%	19%	18%
Packaged and single-serve coffees and teas	3%	3%	4%
Other(1)	4%	5%	5%
Total	100%	100%	100%

(1)	"Other" primarily consists of sales of ready-to-drink beverages, serveware and coffee-making equipment, among other items.
Stored Value Cards
The Starbucks Card and our other branded stored value card programs are designed to provide customers with a convenient payment method, support gifting and increase the frequency of store visits by cardholders, in part through the related Starbucks Rewards™ (previously My Starbucks Rewards®) loyalty program where available, as discussed below. Stored value cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, Japan, China, Brazil, and many of our markets in the EMEA segment, as well as on-line, via the Starbucks® mobile app, and through other retailers, including a number of other international locations. Customers may access their card balances by utilizing their stored value card or the Starbucks® mobile app in participating stores, which also include certain Teavana® and Evolution Fresh® locations. Using the Mobile Order and Pay functionality of the Starbucks® mobile app, customers can also place orders in advance for pick-up at certain participating locations in the U.S. and Canada. Customers who register their card in the U.S., Canada, and certain other countries are automatically enrolled in the Starbucks Rewards™ program and can receive various benefits depending on factors such as the number of reward points ("Stars") earned. Refer to Note 1, Summary of Significant Accounting Policies, included in Item 8 of Part II of this 10-K, for further discussion of our stored value cards and loyalty program.
Licensed Stores
Revenues from our licensed stores accounted for 10% of total net revenues in fiscal 2016. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in our share of costs as these are primarily incurred by the licensee.
In our licensed store operations, we leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we sell coffee, tea, food and related products to licensees for resale to customers and receive royalties and license fees from the licensees. We also sell certain equipment, such as coffee brewers and espresso machines, to our licensees for use in their operations. Employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. For Teavana® and Starbucks® stores within certain international markets, we also use traditional franchising and include these stores in the results of operations from our other licensed stores.

Licensed store data for the year-ended October 2, 2016:

	Stores Open as of					Stores Open as of
	Sep 27, 2015	Opened	Closed	Transfers	Net	Oct 2, 2016
Americas:
U.S.	4,962	430	(100)	—	330	5,292
Mexico	506	58	(1)	—	57	563
Canada	349	23	(8)	—	15	364
Other	315	55	(1)	—	54	369
Total Americas	6,132	566	(110)	—	456	6,588
China/Asia Pacific:
China	785	330	(5)	—	325	1,110
South Korea	831	129	(8)	—	121	952
Taiwan	356	45	(9)	—	36	392
Philippines	264	29	—	—	29	293
Indonesia	214	48	(2)	—	46	260
Malaysia	199	28	(1)	—	27	226
Other	361	51	(13)	—	38	399
Total China/Asia Pacific	3,010	660	(38)	—	622	3,632
EMEA(1):
U.K.	414	71	(6)	53	118	532
Turkey	260	63	(9)	—	54	314
United Arab Emirates	131	18	(1)	—	17	148
Germany	10	6	(2)	147	151	161
Russia	104	6	(3)	—	3	107
Spain	89	8	(1)	—	7	96
Kuwait	77	19	(1)	—	18	95
Saudi Arabia	71	24	(3)	—	21	92
Other	469	118	(13)	—	105	574
Total EMEA	1,625	333	(39)	200	494	2,119
All Other Segments:
Teavana	35	—	(1)	—	(1)	34
Seattle's Best Coffee	6	—	(5)	—	(5)	1
Total All Other Segments	41	—	(6)	—	(6)	35
Total licensed	10,808	1,559	(193)	200	1,566	12,374

(1)	EMEA store data includes the transfer of 144 Germany company-operated retail stores to licensed stores as a result of the sale to AmRest Holdings SE in the third quarter of fiscal 2016.
Consumer Packaged Goods
Revenues from sales of consumer packaged goods comprised 8% of total net revenues in fiscal 2016. Our consumer packaged goods business includes both domestic and international sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse clubs and specialty retail stores. It also includes revenues from product sales to and licensing revenues from manufacturers that produce and market Starbucks-, Seattle’s Best Coffee- and Tazo-branded products through licensing agreements.

Foodservice
Revenues from foodservice accounts comprised 3% of total net revenues in fiscal 2016. We sell Starbucks® and Seattle’s Best Coffee® roasted whole bean and ground coffees, a selection of premium Tazo® teas, Starbucks VIA® Ready Brew, and other coffee and tea-related products to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. We also sell our Seattle’s Best Coffee® through arrangements with national accounts. The majority of the sales in this channel come through national broadline distribution networks with SYSCO Corporation, U.S. Foodservice and other distributors.
Product Supply
Starbucks is committed to selling the finest whole bean coffees and coffee beverages. To ensure compliance with our rigorous coffee standards, we control coffee purchasing, roasting and packaging and the global distribution of coffee used in our operations. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards for our many blends and single origin coffees.
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
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base "C" coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to "fix" the base "C" coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base "C" coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. Total green coffee purchase commitments as of October 2, 2016 were $1.1 billion, comprised of $466 million under fixed-price contracts and an estimated $641 million under price-to-be-fixed contracts. As of October 2, 2016, approximately $7 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. All price-to-be-fixed contracts as of October 2, 2016 were at the Company’s option to fix the base "C" coffee commodity price component. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2017.
We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.
To help ensure the future supply of high-quality green coffee and to reinforce our leadership role in the coffee industry, Starbucks operates eight farmer support centers. The farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields.
In addition to coffee, we also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated stores. We believe, based on relationships established with our dairy suppliers, that the risk of non-delivery of sufficient fluid milk to support our stores is remote.
Products other than whole bean coffees and coffee beverages sold in Starbucks® stores include tea and a number of ready-to-drink beverages that are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as La Boulange™ pastries, breakfast sandwiches and lunch items, are purchased from national, regional and local sources. Our food program continues to develop, and we expect the amount of food products purchased to impact our operations. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail stores as well as our manufacturing and distribution operations. We believe, based on relationships established with these suppliers and manufacturers, that the risk of non-delivery of sufficient amounts of these items is remote.

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
Our coffee and tea products sold through our Channel Development segment compete directly against specialty coffees and teas sold through grocery stores, warehouse clubs, specialty retailers, convenience stores and U.S. foodservice accounts and compete indirectly against all other coffees and teas on the market.
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
Employees
Starbucks employed approximately 254,000 people worldwide as of October 2, 2016. In the U.S., Starbucks employed approximately 170,000 people, with approximately 162,000 in company-operated stores and the remainder in support facilities, store development, and roasting, manufacturing, warehousing and distribution operations. Approximately 84,000 employees were employed outside of the U.S., with approximately 81,000 in company-operated stores and the remainder in regional support operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.
Executive Officers of the Registrant

Name	Age	Position
Howard Schultz	63	chairman and chief executive officer
Kevin R. Johnson	56	president and chief operating officer
Cliff Burrows	57	group president, Siren Retail
John Culver	56	group president, Starbucks Global Retail
Scott Maw	49	executive vice president, chief financial officer
Lucy Lee Helm	59	executive vice president, general counsel and secretary

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
Cliff Burrows joined Starbucks in April 2001 and has served as group president, Siren Retail, since September 2016, which includes the Starbucks Reserve® Roastery & Tasting Rooms and the Teavana specialty retail business. From July 2015 to September 2016, he served as group president, U.S. and Americas. From February 2014 to June 2015, he served as group president, U.S., Americas and Teavana. From May 2013 to February 2014, he served as group president, Americas and U.S., EMEA (Europe, Middle East and Africa) and Teavana. Mr. Burrows served as president, Starbucks Coffee Americas and U.S. from October 2011 to May 2013 and as president, Starbucks Coffee U.S. from March 2008 to October 2011. He served as president, EMEA from April 2006 to March 2008. He served as vice president and managing director, U.K. prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and housewares retailer.
John Culver joined Starbucks in August 2002 and has served as group president, Starbucks Global Retail since September 2016. From May 2013 to September 2016, he served as group president, China, Asia Pacific, Channel Development and Emerging Brands. Mr. Culver served as president, Starbucks Coffee China and Asia Pacific from October 2011 to May 2013. From December 2009 to October 2011, he served as president, Starbucks Coffee International. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007.
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
Item 1A. Risk Factors
You should carefully consider the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operations.

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
Additionally, our business strategy, including our plans for new stores, foodservice, branded products and other initiatives, relies significantly on a variety of business partners, including licensee and joint venture relationships, particularly in our international markets, and third party manufacturers, distributors and retailers, particularly in our international Channel Development business. Licensees and foodservice operators are often authorized to use our logos and provide branded food, beverage and other products directly to customers. We provide training and support to, and monitor the operations of, certain of these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures they may face. We believe customers expect the same quality of products and service from our licensees as they do from us and we strive to ensure customers receive the same quality of products and service experience whether they visit a company-operated store or a licensed store. We also source our food, beverage and other products from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases such products are produced or sourced by our licensees directly. And although foodservice operators are authorized to use our logos and provide branded products as part of their foodservice business, we do not monitor the quality of non-Starbucks products served in those locations.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust, such as actual or perceived breaches of privacy, contaminated food, store employees or other food handlers infected with communicable diseases, product recalls or other potential incidents discussed in this risk factors section, particularly if the incidents receive considerable publicity, including rapidly through social or digital media, or result in litigation, and failure to respond appropriately to these incidents, can significantly reduce brand value and have a negative impact on our financial results. Consumer demand for our products and our brand equity could diminish significantly if we or our licensees or other business partners fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, including with respect to the sourcing, content or sale of our products or the use of customer data, fail to comply with laws and regulations or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, including from unauthorized uses of our brand or other of our intellectual property assets, can erode consumer trust and our brand value and have a negative impact on our financial results.

•
Incidents involving food or beverage-borne illnesses, tampering, contamination or mislabeling, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our products, could harm our business.

Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food or beverage-borne illnesses, tampering, contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food and beverage processing, grocery and quick-service restaurant sectors and could affect us as well. Any report linking us to the use of unclean water, food or beverage-borne illnesses, tampering, contamination, mislabeling or other food or beverage-safety issues could damage our brand value and severely hurt sales of our food and beverage products and possibly lead to product liability claims, litigation (including class actions) or damages. Clean water is critical to the preparation of coffee, tea and other beverages and our ability to ensure a clean water supply to our stores can be limited, particularly in some international locations. We are also continuing to incorporate more products in our food and beverage lineup that require freezing or refrigeration, including produce (such as fruits and vegetables in our salads and juices), dairy products (such as milk and cheeses), non-dairy alternative products (such as soymilk and almondmilk) and meats. Additionally, we are evolving our product lineup to include more local or smaller suppliers for some of our products who may not have as rigorous quality and safety systems and protocols as larger or more national suppliers. If customers become ill from food or beverage-borne illnesses, tampering, contamination, mislabeling or other food or beverage-safety issues, we could be forced to temporarily close some stores and/or supply chain facilities, as well as recall products. In addition, instances of food or beverage-safety issues, even those involving solely the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could, by resulting in negative publicity about us or the foodservice industry in general, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of food-safety concerns or negative publicity, or as a result of a temporary closure of any of our stores, product recalls or food or beverage-safety claims or litigation, could materially harm our business and results of operations.
Some of our products contain caffeine, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other compounds can lead to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations.

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
Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third party business partners or service providers, even if no breach has been attempted or has occurred, can also adversely impact our brand and reputation and materially impact our business. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. We continue to make significant investments in technology, third party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

•
We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business and could adversely affect our financial results.

We rely heavily on information technology systems across our operations, including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, mobile technology, including mobile payments and ordering apps, reloads and loyalty functionality and various other processes and transactions, and many of these systems are interdependent on one another for their functionality. Our ability to effectively manage our business and coordinate the production, distribution, administration and sale of our products depends significantly on the reliability, integrity and capacity of these systems. We also rely on third party providers and platforms for some of these information technology systems and support. Additionally, our systems hardware, software and services provided by third party service providers are not fully redundant within a market or across our markets. Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, catastrophic events, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third party software or services, errors by our employees or third party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks discussed in more detail in this risk factors section. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective manner they could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results.

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
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:

•	being an employer of choice and investing in employees to deliver a superior customer experience;

•	building our leadership position around coffee, including through the development of Starbucks Reserve® Roasteries and Starbucks Reserve® stores;

•	increasing the scale of the Starbucks store footprint with disciplined global expansion and introducing flexible and unique store formats;

•	creating new occasions in stores across all dayparts with new product offerings, including our growing lunch food and beverage product lineup;

•	continuing the global growth of our Channel Development business;

•	delivering continued growth in our tea business through the Teavana brand; and

•	driving convenience and brand engagement through our mobile, loyalty and digital capabilities.
In addition to other factors listed in this risk factors section, factors that may adversely affect the successful implementation of these initiatives, which could adversely impact our business and financial results, include the following:

•
increases in labor costs, both domestically and internationally, such as general market and minimum wage levels and investing in competitive compensation, increased health care and workers’ compensation insurance costs and other benefits to attract and retain high quality employees with the right skill sets, whether due to regulatory mandates, changing industry practices or our expansion into new channels or technology dependent operations;

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
Our financial performance is highly dependent on our Americas operating segment, as it comprised approximately 69% of consolidated total net revenues in fiscal 2016. If the Americas operating segment revenue trends slow or decline, especially in our U.S. and Canada markets, our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the Americas segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international business and other initiatives and for returning cash to shareholders.

•	We are increasingly dependent on the success of certain international markets in order to achieve our growth targets.
Our future growth increasingly depends on the growth and sustained profitability of certain international markets. Some or all of our international market business units ("MBUs"), which we generally define by the countries in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of these international operations may be adversely affected by economic downturns in one or more of the countries in which our large MBUs operate. In particular, both our China and Japan MBUs contribute meaningfully to both consolidated and CAP net revenues and earnings. A decline in performance of one or more of our significant international MBUs could have a material adverse impact on our consolidated results.
Additionally, some factors that will be critical to the success of our international operations are different than those affecting our U.S. stores and licensees. Tastes naturally vary by region, and consumers in some MBUs may not embrace our products to the same extent as consumers in the U.S. or other international markets. Occupancy costs and store operating expenses can be higher internationally than in the U.S. due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to more developed operations, such as in the U.S. Additionally, our international joint venture partners or licensees may face capital constraints or other factors that may limit the speed at which they are able to expand and develop in a certain market.
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

We purchase, roast and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility and has and may again increase significantly due to one or more of the factors described below. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the "C" price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the "C" coffee commodity price do increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base "C" coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to tea and those related to food and beverage inputs, such as cocoa, produce, baking ingredients, meats, eggs and energy, as well as the processing of these inputs, are important to our operations. Increases in the cost of dairy products and other commodities, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could have an adverse impact on our profitability.

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
Additionally, our food, beverage and other products are sourced from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases are produced or sourced by our licensees directly. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S., especially countries or regions with diminished infrastructure, developing or failing economies or experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers or vendors. A vendor's or supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues, especially for those products for which we rely on one or few suppliers or vendors, could negatively impact our business and profitability.

•	Failure to meet market expectations for our financial performance and fluctuations in the stock market as a whole will likely adversely affect the market price and volatility of our stock.
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
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable trade, labor, healthcare, privacy, food and beverage, labeling, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure by us or our business partners to comply with the various laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The significant properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
Rancho Cucamonga, CA	265,000	Manufacturing
Stratford, CT	196,000	Warehouse and distribution
Augusta, GA	131,000	Manufacturing
Minden, NV (Carson Valley)	360,000	Roasting and distribution
York, PA	2,098,000	Roasting, distribution and warehouse
Gaston, SC (Sandy Run)	117,000	Roasting and distribution
Lebanon, TN	680,000	Warehouse and distribution
Auburn, WA	491,000	Warehouse and distribution
Kent, WA	510,000	Roasting and distribution
Seattle, WA	1,135,000	Corporate administrative
Shanghai, China	116,000	Corporate administrative
Amsterdam, Netherlands	97,000	Roasting and distribution
Samutprakarn, Thailand	81,000	Warehouse and distribution
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of October 2, 2016, Starbucks had 12,711 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses.

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

	High	Low	Cash Dividends Declared
Fiscal 2016:
Fourth Quarter	$58.84	$52.90	$0.25
Third Quarter	61.64	54.01	0.20
Second Quarter	61.79	52.63	0.20
First Quarter	64.00	54.81	0.20
Fiscal 2015:
Fourth Quarter	$59.32	$42.05	$0.20
Third Quarter	54.75	46.28	0.16
Second Quarter	49.60	39.28	0.16
First Quarter	42.10	35.39	0.16
As of November 11, 2016, we had approximately 18,100 shareholders of record. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of our common stock during the quarter ended October 2, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
June 27, 2016 — July 24, 2016	—	$—	—	125,119,308
July 25, 2016 — August 21, 2016	4,660,655	55.92	4,660,655	120,458,653
August 22, 2016 — October 2, 2016	2,609,092	55.43	2,609,092	117,849,561
Total	7,269,747	$55.74	7,269,747

(1)	Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2016.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

(3)
This column includes the total number of shares authorized for repurchase under the Company's ongoing share repurchase program and includes the additional 100 million shares authorized for repurchase as announced on April 21, 2016. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.
Performance Comparison Graph
The following graph depicts the total return to shareholders from October 2, 2011 through October 2, 2016, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of October 2, 2011, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Oct 2, 2011	Sep 30, 2012	Sep 29, 2013	Sep 28, 2014	Sep 27, 2015	Oct 2, 2016
Starbucks Corporation	$100.00	$137.95	$213.36	$210.33	$328.99	$311.36
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
NASDAQ Composite	100.00	131.89	163.47	195.96	202.60	234.66
S&P Consumer Discretionary	100.00	136.64	180.14	201.34	227.88	249.84

Item 6.	Selected Financial Data
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
Financial Information (in millions, except per share data):

As of and for the Fiscal Year Ended (1)	Oct 2, 2016 (53 Wks)	Sep 27, 2015 (52 Wks)	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)

Results of Operations
Net revenues:
Company-operated stores	$16,844.1	$15,197.3	$12,977.9	$11,793.2	$10,534.5
Licensed stores	2,154.2	1,861.9	1,588.6	1,360.5	1,210.3
CPG, foodservice and other	2,317.6	2,103.5	1,881.3	1,713.1	1,532.0
Total net revenues	$21,315.9	$19,162.7	$16,447.8	$14,866.8	$13,276.8
Operating income/(loss)(2)	$4,171.9	$3,601.0	$3,081.1	$(325.4)	$1,997.4
Net earnings including noncontrolling interests(2)	2,818.9	2,759.3	2,067.7	8.8	1,384.7
Net earnings/(loss) attributable to noncontrolling interests	1.2	1.9	(0.4)	0.5	0.9
Net earnings attributable to Starbucks(2)	2,817.7	2,757.4	2,068.1	8.3	1,383.8
EPS — diluted(2)	1.90	1.82	1.35	0.01	0.90
Cash dividends declared per share	0.850	0.680	0.550	0.445	0.360
Net cash provided by operating activities	4,575.1	3,749.1	607.8	2,908.3	1,750.3
Capital expenditures (additions to property, plant and equipment)	1,440.3	1,303.7	1,160.9	1,151.2	856.2
Balance Sheet
Total assets(3)	$14,329.5	$12,416.3	$10,752.0	$11,516.0	$8,217.6
Long-term debt (including current portion)	3,602.2	2,347.5	2,048.3	1,299.4	549.6
Shareholders’ equity	5,884.0	5,818.0	5,272.0	4,480.2	5,109.0

(1)	Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 2, 2016 included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

(2)
Fiscal 2013 results include a pretax charge of $2,784.1 million resulting from the conclusion of our arbitration with Kraft Foods Global, Inc. The impact of this charge to net earnings attributable to Starbucks and diluted EPS, net of the related tax benefit, was $1,713.1 million and $1.12 per share, respectively.

(3)
Total assets for fiscal 2012 through fiscal 2015 have been adjusted for the adoption of new accounting guidance related to the reclassification of deferred income taxes as discussed in Note 1, Summary of Significant Accounting Policies.

Comparable Store Sales:

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013	Sep 30, 2012

Percentage change in comparable store sales(1)
Americas
Sales growth	6%	7%	6%	7%	8%
Change in transactions	1%	3%	2%	5%	6%
Change in ticket	5%	4%	3%	2%	2%
China/Asia Pacific(2)
Sales growth	3%	9%	7%	9%	15%
Change in transactions	1%	8%	6%	7%	11%
Change in ticket	2%	1%	—%	2%	3%
EMEA
Sales growth	—%	4%	5%	—%	—%
Change in transactions	1%	2%	3%	2%	—%
Change in ticket	—%	1%	2%	(2)%	—%
Consolidated
Sales growth	5%	7%	6%	7%	7%
Change in transactions	1%	3%	3%	5%	6%
Change in ticket	4%	4%	3%	2%	1%

(1)
Includes only Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates. For fiscal year 2016, comparable store sales percentages were calculated excluding the 53rd week.

(2)
Beginning in December of fiscal 2016, comparable store sales include the results of the 1,009 company-operated stores acquired as part of the acquistion of Starbucks Japan in the first quarter of fiscal 2015.

Store Count Data:

As of and for the Fiscal Year Ended	Oct 2, 2016 (53 Wks)	Sep 27, 2015 (52 Wks)	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)	Sep 30, 2012 (52 Wks)

Net stores opened/(closed) and transferred during the year:
Americas(1)
Company-operated stores	348	276	317	276	228
Licensed stores	456	336	381	404	280
China/Asia Pacific (2)
Company-operated stores	359	1,320	250	239	152
Licensed stores	622	(482)	492	349	296
EMEA(3)
Company-operated stores	(214)	(80)	(9)	(29)	10
Licensed stores	494	302	180	129	101
All Other Segments (4)
Company-operated stores	(17)	6	12	343	—
Licensed stores	(6)	(1)	(24)	(10)	(4)
Total	2,042	1,677	1,599	1,701	1,063
Stores open at year end:
Americas (1)
Company-operated stores	9,019	8,671	8,395	8,078	7,802
Licensed stores	6,588	6,132	5,796	5,415	5,011
China/Asia Pacific(2)
Company-operated stores	2,811	2,452	1,132	882	643
Licensed stores	3,632	3,010	3,492	3,000	2,651
EMEA(3)
Company-operated stores	523	737	817	826	855
Licensed stores	2,119	1,625	1,323	1,143	1,014
All Other Segments (4)
Company-operated stores	358	375	369	357	14
Licensed stores	35	41	42	66	76
Total	25,085	23,043	21,366	19,767	18,066

(1)
Americas store data has been adjusted for the sale of store locations in Chile to a joint venture partner in the fourth quarter of fiscal 2013 by reclassifying historical information from company-operated stores to licensed stores, and to exclude Seattle's Best Coffee and Evolution Fresh, which are reported within All Other Segments. Americas store data also includes the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.

(2)
China/Asia Pacific store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014. China/Asia Pacific store data also includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

(3)
EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2012 and in the second and fourth quarters of fiscal 2014. EMEA store data also includes the transfer of 144 Germany company-operated retail stores to licensed stores as a result of the sale to AmRest Holdings SE in the third quarter of fiscal 2016.

(4)	All Other Segments store data includes 337 Teavana® stores acquired in the second quarter of fiscal 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 2, 2016 included 53 weeks, with the extra week falling in our fourth fiscal quarter. Fiscal years ended on September 27, 2015 and September 28, 2014 both included 52 weeks. Comparable store sales percentages below are calculated excluding the 53rd week. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.
Financial Highlights

•	Total net revenues increased 11% to $21.3 billion in fiscal 2016 compared to $19.2 billion in fiscal 2015.

•	Global comparable store sales grew 5% driven by a 4% increase in average ticket and a 1% increase in the number of transactions.

•
Consolidated operating income increased to $4.2 billion in fiscal 2016 compared to operating income of $3.6 billion in fiscal 2015. Fiscal 2016 operating margin was 19.6% compared to 18.8% in fiscal 2015. Operating margin expansion in fiscal 2016 was primarily driven by sales leverage and lower commodity costs, partially offset by investments in partners (employees) and digital platforms.

•
Earnings per share ("EPS") for fiscal 2016 increased to $1.90 and included $0.06 per share for the extra week in fiscal 2016. Fiscal 2015 EPS was $1.82 and included $0.26 per share from the gain on the fair value adjustment of our preexisting equity interest in Starbucks Japan upon acquisition.

•
Cash flows from operations were $4.6 billion in fiscal 2016 compared to $3.7 billion in fiscal 2015. The change was primarily due to increased earnings, the lapping of the non-cash acquisition related gain for Starbucks Japan and the timing of our cash payments for income taxes.

•	Capital expenditures were $1.4 billion in fiscal 2016 compared to $1.3 billion in fiscal 2015.

•	We returned $3.2 billion to our shareholders in fiscal 2016 through share repurchases and dividends compared to $2.4 billion in fiscal 2015.
Overview
Starbucks results for fiscal 2016 continued to demonstrate the strength of our global business model, and our ability to successfully make disciplined investments in our business and our partners (employees). Our net revenues grew 11% over fiscal 2015, and consolidated operating margin expanded 80 basis points from 18.8% in fiscal 2015 to 19.6% in fiscal 2016, largely driven by sales leverage and lower commodity costs, partially offset by investments in our partners and digital platforms.
The Americas segment continued to perform well in fiscal 2016, with revenues growing 11% to $14.8 billion, primarily driven by comparable store sales growth of 6%, comprised of a 5% increase in average ticket and a 1% increase in number of transactions, incremental revenues from 804 net new store openings over the last 12 months and the impact of the extra week in fiscal 2016. Growth in our iced beverages, including coffee, tea and espresso, paired with beverage innovation and the success of our food offerings, drove the increase in comparable store sales. Americas operating margin grew 110 basis points to 25.3% in fiscal 2016, primarily driven by sales leverage and lower commodity costs, partially offset by investments in our store partners and digital platforms.
Our fiscal 2016 China/Asia Pacific segment results reflected higher revenues from the opening of 981 net new stores over the past year, incremental revenues associated with the ownership change in Starbucks Japan, a 3% increase in comparable store sales and the impact of the extra week in fiscal 2016. Operating margin expanded 60 basis points to 21.5%, driven by sales leverage, higher income from our joint venture operations and favorability from changes to certain business tax structures in China. This favorability was partially offset by unfavorable foreign currency translation and the impact of our ownership change in Starbucks Japan. We now operate 6,443 stores in 15 countries in our China/Asia Pacific segment with continued strong performance, reinforcing our confidence in the long-term growth potential of this market.
As we continue to execute our strategy of achieving the appropriate balance between company-operated and licensed stores, our EMEA segment revenues declined 8% to $1.1 billion in fiscal 2016 compared to a year ago. The decline in revenues was primarily driven by lower company-operated store revenues due to the shift to more licensed stores in the region and unfavorable foreign currency translation. Partially offsetting lower company-operated store revenues were higher licensed store sales, primarily resulting from the opening of 294 net new licensed stores and the transfer of 200 company-operated stores to licensed stores over the past 12 months, and the impact of the extra week in fiscal 2016. Compared to fiscal 2015, EMEA operating margin declined 30 basis points to 13.5% primarily due to sales deleverage at certain company-operated stores and unfavorable foreign currency exchange, partially offset by sales leverage driven by the shift in the portfolio towards more licensed stores.
The Channel Development segment revenues grew 12% to $1.9 billion in fiscal 2016, primarily due to higher sales of premium single-serve products, driven by sales of Starbucks® K-Cup® portion packs, the impact of the extra week in fiscal 2016 and increased foodservice and packaged coffee sales. Operating margin increased 400 basis points to 41.8%, primarily driven by strong performance from our North American Coffee Partnership joint venture, lower coffee costs and leverage on cost of sales. As seen through our Channel Development segment results for fiscal 2016, we continue to expand customer occasions outside of our retail stores and through our developing international presence.
Fiscal 2017 — The View Ahead
Turning to fiscal 2017, we expect continued strength in our revenue, operating margin and earnings per share results in comparison to fiscal 2016. These results are expected to be driven by our 7 Strategies for Growth, which include:

•	Be the Employer of Choice

•	Elevate Coffee

•	Grow the Store Portfolio

•	Create New Customer Occasions

•	Drive At-Home Coffee Share and Occasions

•	Build Teavana through Starbucks and CPG

•	Extend Digital Engagement
In fiscal 2017, through our 7 Strategies for Growth, we plan to expand our footprint by opening new stores and enhancing the mix and types of stores in our portfolio. Expansion of our store portfolio is expected to be coupled with continued customer attachment through our morning and lunch dayparts. And, our management team continues to align our leadership with our evolving businesses, including the development of our Global Roastery and Starbucks Reserve® branded stores. As a result of these efforts, we expect consolidated revenue growth to be approximately 8% in fiscal 2017 when compared to our 53-week results in fiscal 2016. After excluding the approximately $400 million of additional revenue attributed to the extra week in fiscal 2016, we expect consolidated revenue growth to be approximately 10% for fiscal 2017 based on a comparable 52-week year. Revenue growth is expected to be driven by comparable store sales in the mid-single digits and the opening of approximately 2,100 net new stores globally.
Additionally, for fiscal 2017, we expect to continue investing in our partners and digital platforms. These investments provide enhanced wages and benefits and also focus on mobile and loyalty programs. We expect partner and digital investments to increase by approximately $250 million versus an increase of approximately $160 million in fiscal 2016, further demonstrating the importance of and value creation realized from these efforts.
We plan for our consolidated operating margin to increase slightly in fiscal 2017 when compared to fiscal 2016. Sales leverage and cost savings initiatives will offset investments in our business and partners. For fiscal 2017, we expect an effective tax rate of about 34%, and diluted net earnings per share to be in the range of $2.09 to $2.11.
Capital expenditures in fiscal 2017 are expected to be approximately $1.6 billion, primarily for new stores and store renovations, as well as for other investments to support our ongoing growth initiatives.
Acquisitions and Divestitures
See Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.

RESULTS OF OPERATIONS — FISCAL 2016 COMPARED TO FISCAL 2015
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	% Change
Net revenues:
Company-operated stores	$16,844.1	$15,197.3	10.8%
Licensed stores	2,154.2	1,861.9	15.7
CPG, foodservice and other	2,317.6	2,103.5	10.2
Total net revenues	$21,315.9	$19,162.7	11.2%
Total net revenues increased $2.2 billion, or 11%, over fiscal 2015, primarily due to increased revenues from company-operated stores (contributing $1.6 billion). The growth in company-operated store revenues was primarily driven by 5% growth in comparable store sales ($793 million), incremental revenues from 693 net new Starbucks® company-operated store openings over the past 12 months ($724 million), the impact of the extra week in fiscal 2016 ($324 million) and incremental revenues from the impact of our ownership change in Starbucks Japan ($105 million). Partially offsetting these increases was the absence of revenue from the conversion of certain company-operated stores to licensed stores ($151 million) and the impact of unfavorable foreign currency translation ($99 million).
Licensed store revenue growth contributed $292 million to the increase in total net revenues, primarily resulting from higher product sales to and royalty revenues from our licensees ($285 million), largely due to the opening of 1,372 net new Starbucks® licensed stores, the transfer of 200 company-operated stores to licensed stores over the past 12 months and improved comparable store sales, as well as the impact of the extra week in fiscal 2016 ($41 million). Partially offsetting these increases was the impact of unfavorable foreign currency translation ($33 million) and a decrease in licensed store revenues resulting from the impact of our ownership change in Starbucks Japan ($6 million).
CPG, foodservice and other revenues increased $214 million, primarily due to higher sales of premium single-serve products ($106 million), the impact of the extra week in fiscal 2016 ($47 million), and increased foodservice sales ($34 million) and U.S. packaged coffee ($32 million).
Operating Expenses

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
			As a % of Total Net Revenues
Cost of sales including occupancy costs	$8,511.1	$7,787.5	39.9%	40.6%
Store operating expenses	6,064.3	5,411.1	28.4	28.2
Other operating expenses	545.4	522.4	2.6	2.7
Depreciation and amortization expenses	980.8	893.9	4.6	4.7
General and administrative expenses	1,360.6	1,196.7	6.4	6.2
Total operating expenses	17,462.2	15,811.6	81.9	82.5
Income from equity investees	318.2	249.9	1.5	1.3
Operating income	$4,171.9	$3,601.0	19.6%	18.8%
Store operating expenses as a % of related revenues			36.0%	35.6%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 70 basis points, primarily driven by leverage on cost of sales and occupancy costs (approximately 70 basis points) and lower commodity costs (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 20 basis points. Store operating expenses as a percentage of company-operated store revenues increased 40 basis points, primarily driven by increased investments in partners (employees) and digital platforms (approximately 80 basis points), partially offset by sales leverage (approximately 30 basis points).

Other operating expenses as a percentage of total net revenues decreased 10 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 100 basis points, primarily due to a settlement in the fourth quarter of fiscal 2016 related to the closure of Target Canada stores in the prior year (approximately 50 basis points), the lapping of impairment of certain assets in the Americas segment in the prior year (approximately 20 basis points) and improved collection results (approximately 20 basis points).
General and administrative expenses as a percentage of total net revenues increased 20 basis points, primarily driven by higher salaries and benefits (approximately 30 basis points).
Income from equity investees as a percentage of total net revenues increased 20 basis points due to higher income from our joint venture operations, primarily from our North American Coffee Partnership and our joint ventures in China and South Korea.
The combination of these changes resulted in an overall increase in operating margin of 80 basis points over fiscal 2015.
Other Income and Expenses

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
			As a % of Total Net Revenues
Operating income	$4,171.9	$3,601.0	19.6%	18.8%
Gain resulting from acquisition of joint venture	—	390.6	—	2.0
Loss on extinguishment of debt	—	(61.1)	—	(0.3)
Interest income and other, net	108.0	43.0	0.5	0.2
Interest expense	(81.3)	(70.5)	(0.4)	(0.4)
Earnings before income taxes	4,198.6	3,903.0	19.7	20.4
Income tax expense	1,379.7	1,143.7	6.5	6.0
Net earnings including noncontrolling interests	2,818.9	2,759.3	13.2	14.4
Net earnings attributable to noncontrolling interests	1.2	1.9	—	—
Net earnings attributable to Starbucks	$2,817.7	$2,757.4	13.2%	14.4%
Effective tax rate including noncontrolling interests			32.9%	29.3%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
During the fourth quarter of fiscal 2015, we recorded a loss of $61 million related to the redemption of our $550 million of 6.250% Senior Notes (the "2017 notes"), which were originally scheduled to mature in August 2017. The loss primarily relates to the optional redemption premium outlined in the 2017 notes indenture, as well as the derecognition of the capitalized issuance costs and unamortized discount.
Interest income and other, net increased $65 million, primarily due to higher income recognized on unredeemed stored value card balances ($21 million), net favorable foreign exchange fluctuations ($11 million) and gains on our trading securities portfolio ($8 million).
Interest expense increased $11 million primarily due to interest on the long-term debt we issued in February and May 2016.
Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items that may occur in any given year, but are not consistent from year to year. The effective tax rate for fiscal 2016 was 32.9% compared to 29.3% for fiscal 2015. The increase in the rate for fiscal 2016 was primarily due to the 3.7% impact of the gain in the prior year associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition, which was almost entirely non-taxable.

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$13,247.4	$11,925.6	89.5%	89.7%
Licensed stores	1,518.5	1,334.4	10.3	10.0
Foodservice and other	29.5	33.4	0.2	0.3
Total net revenues	14,795.4	13,293.4	100.0	100.0
Cost of sales including occupancy costs	5,271.9	4,845.0	35.6	36.4
Store operating expenses	4,909.3	4,387.9	33.2	33.0
Other operating expenses	96.0	122.8	0.6	0.9
Depreciation and amortization expenses	590.1	522.3	4.0	3.9
General and administrative expenses	186.1	192.1	1.3	1.4
Total operating expenses	11,053.4	10,070.1	74.7	75.8
Operating income	$3,742.0	$3,223.3	25.3%	24.2%
Store operating expenses as a % of related revenues			37.1%	36.8%
Revenues
Americas total net revenues for fiscal 2016 increased $1.5 billion, or 11%, primarily due to increased revenues from company-operated stores (contributing $1.3 billion) and licensed stores (contributing $184 million).
The increase in company-operated store revenues was driven by a 6% increase in comparable store sales ($730 million), incremental revenues from 348 net new Starbucks® company-operated store openings over the past 12 months ($481 million) and the impact of the extra week in fiscal 2016 ($258 million). Partially offsetting these increases was unfavorable foreign currency translation ($91 million), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
The increase in licensed store revenues was primarily due to higher product sales to and royalty revenues from our licensees ($150 million), resulting from the opening of 456 net new licensed stores over the past 12 months and improved comparable store sales, as well as the impact of the extra week in fiscal 2016 ($31 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points, primarily driven by leverage on cost of sales and occupancy costs (approximately 50 basis points) and lower commodity costs (approximately 40 basis points).
Store operating expenses as a percentage of total net revenues increased 20 basis points. As a percentage of company-operated store revenues, store operating expenses increased 30 basis points, primarily driven by increased investments in store partners and digital platforms (approximately 100 basis points), partially offset by sales leverage on salaries and benefits (approximately 80 basis points).
Other operating expenses as a percentage of total net revenues decreased 30 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 280 basis points, primarily due to a settlement in the fourth quarter of fiscal 2016 related to the closure of Target Canada stores in the prior year (approximately 140 basis points), the lapping of impairment of certain assets in the region (approximately 60 basis points) and improved collection results (approximately 40 basis points).
The combination of these changes resulted in an overall increase in operating margin of 110 basis points over fiscal 2015.

China/Asia Pacific

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
			As a % of China/Asia Pacific Total Net Revenues
Net revenues:
Company-operated stores	$2,640.4	$2,127.3	89.8%	88.8%
Licensed stores	292.3	264.4	9.9	11.0
Foodservice and other	6.1	4.2	0.2	0.2
Total net revenues	2,938.8	2,395.9	100.0	100.0
Cost of sales including occupancy costs	1,296.7	1,071.5	44.1	44.7
Store operating expenses	779.4	609.8	26.5	25.5
Other operating expenses	70.3	62.2	2.4	2.6
Depreciation and amortization expenses	180.6	150.7	6.1	6.3
General and administrative expenses	130.3	120.8	4.4	5.0
Total operating expenses	2,457.3	2,015.0	83.6	84.1
Income from equity investees	150.1	119.6	5.1	5.0
Operating income	$631.6	$500.5	21.5%	20.9%
Store operating expenses as a % of related revenues			29.5%	28.7%
Revenues
China/Asia Pacific total net revenues for fiscal 2016 increased $543 million, or 23%, largely due to increased revenues from company-operated stores (contributing $513 million). The increase in company-operated store revenues was primarily due to the opening of 359 net new company-operated stores over the past 12 months ($246 million) and incremental revenues from the impact of our ownership in Starbucks Japan ($105 million). Also contributing was a 3% increase in comparable store sales ($61 million), the impact of the extra week in fiscal 2016 ($52 million) and favorable foreign currency translation ($49 million).
Licensed store revenues increased $28 million, primarily due to increased product sales to and royalty revenues from licensees ($47 million), resulting from the opening of 622 net new licensed store openings over the past 12 months, partially offset by unfavorable foreign currency translation ($15 million) and a decrease in licensed store revenues resulting from the impact of our ownership change in Starbucks Japan ($6 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 60 basis points, primarily due to the impact of our ownership change in Starbucks Japan (approximately 30 basis points) and favorability from changes to certain business tax structures in China (30 basis points).
Store operating expenses as a percentage of total net revenues increased 100 basis points. As a percentage of company-operated store revenues, store operating expenses increased 80 basis points, primarily driven by higher partner and digital investments and payroll-related expenditures (approximately 90 basis points) and the impact of our ownership change in Starbucks Japan (approximately 40 basis points), partially offset by sales leverage on salaries and benefits (approximately 60 basis points).
Other operating expenses as a percentage of total net revenues decreased 20 basis points. Excluding the impact of company-operated store revenues, other operating expenses increased 40 basis points, primarily due to higher payroll-related expenditures (approximately 140 basis points), investments in digital platforms (approximately 80 basis points) and the impact of our ownership change in Starbucks Japan (approximately 60 basis points), partially offset by sales leverage (approximately 220 basis points).
General and administrative expenses as a percentage of total revenues decreased 60 basis points, primarily due to sales leverage on salaries and benefits (approximately 40 basis points).
Income from equity investees as a percentage of total net revenues increased 10 basis points, primarily due to higher income from our joint venture operations, primarily in China and South Korea (approximately 70 basis points and 60 basis points, respectively), partially offset by the shift in composition of our store portfolio to more company-operated stores (approximately 50 basis points) and the impact of our ownership change in Starbucks Japan (approximately 50 basis points).
The combination of these changes resulted in an overall increase in operating margin of 60 basis points over fiscal 2015.

EMEA

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$732.0	$911.2	65.1%	74.9%
Licensed stores	339.5	257.2	30.2	21.1
Foodservice	53.4	48.3	4.7	4.0
Total net revenues	1,124.9	1,216.7	100.0	100.0
Cost of sales including occupancy costs	565.0	582.5	50.2	47.9
Store operating expenses	260.6	308.7	23.2	25.4
Other operating expenses	57.0	51.8	5.1	4.3
Depreciation and amortization expenses	40.8	52.0	3.6	4.3
General and administrative expenses	51.4	56.6	4.6	4.7
Total operating expenses	974.8	1,051.6	86.7	86.4
Income from equity investees	1.5	3.1	0.1	0.3
Operating income	$151.6	$168.2	13.5%	13.8%
Store operating expenses as a % of related revenues			35.6%	33.9%
Revenues
EMEA total net revenues for fiscal 2016 decreased $92 million, or 8%. The decrease was primarily due to a decline in company-operated store revenues ($179 million), which was largely due to the shift to more licensed stores in the region ($132 million) and includes the absence of revenues related to the sale of our Germany retail operations, and unfavorable foreign currency translation ($69 million). These decreases were partially offset by the impact of the extra week in fiscal 2016 ($18 million).
Licensed store revenues increased $82 million, or 32%, primarily due to higher product sales to and royalty revenues from our licensees ($89 million), resulting from the opening of 294 net new licensed stores and the transfer of 200 company-operated stores to licensed stores over the past 12 months. Also contributing was the impact of the extra week in fiscal 2016 ($6 million). These increases were partially offset by unfavorable foreign currency translation ($12 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 230 basis points, primarily due to the shift in composition of our store portfolio in the region to more licensed stores (approximately 140 basis points), sales deleverage at certain company-owned stores (approximately 80 basis points) and foreign currency transactions (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues decreased 220 basis points. As a percentage of company-operated store revenues, store operating expenses increased 170 basis points, primarily due to costs associated with the sale of our Germany retail operations and a decrease in company-operated store sales as a result of the shift to more licensed stores in the region (approximately 70 basis points). Sales deleverage at certain company-owned stores, largely related to salaries and benefits, also contributed unfavorably (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues increased 80 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 250 basis points, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 250 basis points).
Depreciation and amortization expenses as a percentage of total net revenues decreased 70 basis points, primarily due to the shift in the composition of our store portfolio in the region to more licensed stores (approximately 40 basis points).
Income from equity investees as a percentage of total net revenues decreased 20 basis points as a result of the sale of our ownership interest in our Spanish joint venture, Starbucks Coffee España, S.L., in the first quarter of fiscal 2016 (approximately 20 basis points).
The combination of these changes resulted in an overall decrease in operating margin of 30 basis points over fiscal 2015.

Channel Development

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
			As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$1,488.2	$1,329.0	77.0%	76.8%
Foodservice	444.3	401.9	23.0	23.2
Total net revenues	1,932.5	1,730.9	100.0	100.0
Cost of sales	1,042.6	974.8	54.0	56.3
Other operating expenses	228.5	210.5	11.8	12.2
Depreciation and amortization expenses	2.8	2.7	0.1	0.2
General and administrative expenses	17.9	16.2	0.9	0.9
Total operating expenses	1,291.8	1,204.2	66.8	69.6
Income from equity investees	166.6	127.2	8.6	7.3
Operating income	$807.3	$653.9	41.8%	37.8%
Revenues
Channel Development total net revenues for fiscal 2016 increased $202 million, or 12%, over the prior year, primarily driven by higher sales of premium single-serve products ($101 million). The impact of the extra week in fiscal 2016 ($40 million), increased foodservice sales ($33 million) and U.S. packaged coffee sales ($28 million) also contributed.
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 230 basis points, primarily due to lower coffee costs (approximately 140 basis points) and leverage on cost of sales (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues decreased 40 basis points, primarily driven by sales leverage on marketing expenses and salaries and benefits (approximately 30 basis points).
Income from equity investees as a percentage of total revenues increased 130 basis points, driven by higher income from our North American Coffee Partnership joint venture, primarily due to increased sales volume of Starbucks Doubleshot® and bottled Frappuccino® beverages and new product launches, partially offset by increased marketing costs (approximately 150 basis points).
The combination of these changes contributed to an overall increase in operating margin of 400 basis points over fiscal 2015.

All Other Segments

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	% Change
Net revenues:
Company-operated stores	$224.3	$233.2	(3.8)%
Licensed stores	3.9	5.9	(33.9)
CPG, foodservice and other	296.1	286.7	3.3
Total net revenues	524.3	525.8	(0.3)
Cost of sales including occupancy costs	316.5	316.5	—
Store operating expenses	115.0	104.7	9.8
Other operating expenses	91.4	76.5	19.5
Depreciation and amortization expenses	13.3	16.3	(18.4)
General and administrative expenses	26.5	36.6	(27.6)
Total operating expenses	562.7	550.6	2.2
Operating loss	$(38.4)	$(24.8)	54.8%
All Other Segments primarily includes Teavana, Seattle’s Best Coffee and Evolution Fresh, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Rooms.
RESULTS OF OPERATIONS — FISCAL 2015 COMPARED TO FISCAL 2014

Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	% Change
Net revenues:
Company-operated stores	$15,197.3	$12,977.9	17.1%
Licensed stores	1,861.9	1,588.6	17.2
CPG, foodservice and other	2,103.5	1,881.3	11.8
Total net revenues	$19,162.7	$16,447.8	16.5%
Total net revenues increased $2.7 billion, or 17%, over fiscal 2014, primarily due to increased revenues from company-operated stores (contributing $2.2 billion). The growth in company-operated store revenues was primarily driven by incremental revenues from the acquisition of Starbucks Japan ($1.1 billion), an increase in comparable store sales (7% growth, or $852 million) and incremental revenues from 550 net new Starbucks® company-operated store openings over the past 12 months ($590 million). Partially offsetting these increases was the impact of unfavorable foreign currency translation ($252 million).
Licensed store revenue growth also contributed $273 million to the increase in total net revenues, primarily resulting from the opening of 1,075 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales as well as increased La Boulange food sales to our licensees in the Americas segment. Partially offsetting these increases was a decrease in licensed store revenues resulting from the impact of our ownership change in Starbucks Japan ($45 million).
CPG, foodservice and other revenues increased $222 million, primarily due to increased sales of premium single-serve products ($116 million), U.S. packaged coffee ($55 million) and foodservice sales ($40 million).

Operating Expenses

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
			As a % of Total Net Revenues
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
Other operating expenses as a percentage of total net revenues decreased 10 basis points. Excluding the impact of company-operated store revenues, other operating expenses were flat, primarily due to sales leverage (approximately 70 basis points), partially offset by increased marketing expenses (approximately 20 basis points), largely due to timing, the impairment of certain assets in the Americas segment (approximately 20 basis points) and the impact of our ownership change in Starbucks Japan (approximately 20 basis points).
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

Other Income and Expenses

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
			As a % of Total Net Revenues
Operating income	$3,601.0	$3,081.1	18.8%	18.7%
Gain resulting from acquisition of joint venture	390.6	—	2.0	—
Loss on extinguishment of debt	(61.1)	—	(0.3)	—
Interest income and other, net	43.0	142.7	0.2	0.9
Interest expense	(70.5)	(64.1)	(0.4)	(0.4)
Earnings before income taxes	3,903.0	3,159.7	20.4	19.2
Income tax expense	1,143.7	1,092.0	6.0	6.6
Net earnings including noncontrolling interests	2,759.3	2,067.7	14.4	12.6
Net earnings/(loss) attributable to noncontrolling interests	1.9	(0.4)	—	—
Net earnings attributable to Starbucks	$2,757.4	$2,068.1	14.4%	12.6%
Effective tax rate including noncontrolling interests			29.3%	34.6%
During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
During the fourth quarter of fiscal 2015, we recorded a loss of $61 million related to the redemption of our $550 million of 6.250% Senior Notes (the "2017 notes"), which were originally scheduled to mature in August 2017. The loss primarily relates to the optional redemption premium outlined in the 2017 notes indenture, as well as the derecognition of the capitalized issuance costs and unamortized discount.
Interest income and other, net decreased $100 million, primarily due to lapping the gain on the sale of our equity interest in our Malaysia joint venture ($68 million) in the prior year and net unfavorable fair value adjustments from derivative instruments used to manage our risk of commodity price fluctuations ($25 million) in fiscal 2015.
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
Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items that may occur in any given year, but are not consistent from year to year. The effective tax rate for fiscal 2015 was 29.3% compared to 34.6% for fiscal 2014. The decrease in the rate for fiscal 2015 was primarily due to the 3.7% impact of the gain associated with the remeasurement of our preexisting 39.5% ownership interest in Starbucks Japan upon acquisition, which was almost entirely non-taxable, as well as the 1.5% incremental tax benefit related to domestic manufacturing deductions claimed in fiscal 2015 on U.S. corporate income tax returns for fiscal years 2011 through 2015.

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
The increase in company-operated store revenues was driven by a 7% increase in comparable store sales ($745 million), as well as incremental revenues from 318 net new Starbucks® company-operated store openings over the past 12 months ($455 million). Partially offsetting these increases was unfavorable foreign currency translation ($139 million), primarily driven by the strengthening of the U.S. dollar against the Canadian dollar.
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
Revenues
China/Asia Pacific total net revenues for fiscal 2015 increased $1.3 billion, or 112%, largely due to increased revenues from company-operated stores ($1.3 billion). The increase in company-operated store revenues was primarily driven by incremental revenues from the acquisition of Starbucks Japan ($1.1 billion). Also contributing were incremental revenues from the opening of 247 net new company-operated stores over the past 12 months ($160 million) and a 9% increase in comparable store sales ($74 million).
Licensed store revenues decreased $6 million, primarily due to our ownership change in Starbucks Japan to mostly company-operated stores ($45 million). This decrease was partially offset by increased product sales to and royalty revenues from licensees ($27 million), resulting from the opening of 520 net new licensed store openings over the past 12 months, improved comparable store sales, and incremental revenues from the ownership changes in Australia and Malaysia ($17 million) in the fourth quarter of fiscal 2014.
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
Revenues
EMEA total net revenues for fiscal 2015 decreased $78 million, or 6%. The decrease was primarily due to a decline in company-operated store revenues ($103 million), which was largely due to unfavorable foreign currency translation ($94 million). Also contributing to the decrease in company-operated revenues was the shift to more licensed stores in the region, which includes net store closures as well as the absence of revenues from the conversion of certain stores in the U.K. from company-operated to licensed. This decline was partially offset by 4% growth in comparable store sales.
Licensed store revenues increased $19 million, or 8%, primarily due to higher product sales to and royalty revenues from our licensees ($45 million), resulting from the opening of 238 net new licensed stores over the past 12 months and improved comparable store sales, partially offset by unfavorable foreign currency translation ($22 million).
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
Other operating expenses as a percentage of total net revenues increased 60 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 20 basis points, primarily driven by the gains on the sales of certain assets in the region (approximately 40 basis points) and improved collection results (approximately 20 basis points). These decreases were partially offset by increased costs to grow our non-retail operations in the region (approximately 50 basis points), largely driven by higher marketing costs.
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
Revenues
Channel Development total net revenues for fiscal 2015 increased $185 million, or 12%, over the prior year, primarily driven by higher sales of premium single-serve products ($97 million) and U.S. packaged coffee ($42 million), as well as an increase in foodservice sales ($35 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 80 basis points, primarily due to leverage on cost of sales (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues increased 10 basis points, primarily driven by increased marketing expenses (approximately 60 basis points), largely due to new premium single-serve product launches. This increase was partially offset by lower professional fees (approximately 30 basis points) and sales leverage (approximately 20 basis points).
Income from equity investees increased $27 million, driven by higher income from our North American Coffee Partnership joint venture, primarily due to increased sales of bottled Frappuccino® and Starbucks Doubleshot® beverages, largely driven by new product launches and higher sales volumes.
The combination of these changes contributed to an overall increase in operating margin of 180 basis points over fiscal 2014.

All Other Segments

Fiscal Year Ended	Sep 27, 2015	Sep 28, 2014	% Change
Net revenues:
Company-operated stores	$233.2	$238.2	(2.1)%
Licensed stores	5.9	5.1	15.7%
CPG, foodservice and other	286.7	253.6	13.1
Total net revenues	525.8	496.9	5.8
Cost of sales including occupancy costs	316.5	287.2	10.2
Store operating expenses	104.7	104.5	0.2
Other operating expenses	76.5	74.6	2.5
Depreciation and amortization expenses	16.3	15.2	7.2
General and administrative expenses	36.6	42.2	(13.3)
Total operating expenses	550.6	523.7	5.1
Operating loss	$(24.8)	$(26.8)	(7.5)%
All Other Segments primarily includes Teavana, Seattle’s Best Coffee, Evolution Fresh, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Rooms.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $3.4 billion and $1.9 billion as of October 2, 2016 and September 27, 2015, respectively. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities, state and local government obligations and agency obligations. As of October 2, 2016, approximately $1.6 billion of cash and investments were held in foreign subsidiaries.
Borrowing capacity
In the first quarter of fiscal 2016, we replaced our 2013 credit facility with our new $1.5 billion unsecured, revolving 2016 credit facility (the "credit facility") with various banks, of which $150 million may be used for issuances of letters of credit.
The credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of October 2, 2016, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of October 2, 2016.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases.  As of October 2, 2016, we had no borrowings under our commercial paper program.

In May 2016, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 10-year 2.450% Senior Notes (the "2026 notes") due June 2026. We will use the net proceeds from the offering to enhance our sustainability programs around coffee supply chain management through Eligible Sustainability Projects. Interest on the 2026 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2016.
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
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of October 2, 2016, we were in compliance with all applicable covenants.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of October 2, 2016 to be indefinitely reinvested, and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect and other indirect tax consequences associated with repatriation.
During each of the first three quarters of fiscal 2015, we declared and paid a cash dividend to shareholders of $0.16 per share. In the fourth quarter of fiscal 2015 and each of the first three quarters of fiscal 2016 we declared a cash dividend of $0.20 per share. Cash returned to shareholders through dividends in fiscal 2016 and 2015 totaled $1,178.0 million and $958.7 million, respectively. In the fourth quarter of fiscal 2016, we declared a cash dividend of $0.25 per share to be paid on December 2, 2016 with an expected payout of approximately $365.1 million.
During fiscal years 2016 and 2015, we repurchased 34.9 million and 29.0 million shares of common stock, respectively, or $2.0 billion and $1.4 billion, respectively, under our ongoing share repurchase program. On April 21, 2016, we announced that our Board of Directors approved an increase of 100 million shares to the program. Including this additional authorization of 100 million shares, the number of remaining shares authorized for repurchase at October 2, 2016 totaled 117.8 million.
Other than normal operating expenses, cash requirements for fiscal 2017 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in our stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2017 are expected to be approximately $1.6 billion.

Cash Flows
Cash provided by operating activities was $4.6 billion for fiscal 2016, compared to $3.7 billion for fiscal 2015. The change was primarily due to increased earnings, the lapping of the non-cash acquisition related gain for Starbucks Japan and the timing of our cash payments for income taxes.
Cash used by investing activities totaled $2.2 billion for fiscal 2016, compared to $1.5 billion for fiscal 2015. The change was primarily due to the increase in purchases of investments, primarily government treasury securities and corporate debt securities, partially offset by the lapping of cash used to acquire Sazaby's 39.5% ownership interest in Starbucks Japan.
Cash used by financing activities for fiscal 2016 totaled $1.8 billion, compared to $2.3 billion for fiscal 2015. The change was primarily due to the lapping of long-term debt redemption in fiscal 2015, higher incremental proceeds from long-term debt issued in February and May 2016 over prior year's issuance and lapping of cash used to fund the second tender offer step of the Starbucks Japan acquisition. These reductions in cash used were partially offset by increased cash returned to shareholders through higher share repurchases and dividend payments compared to fiscal 2015.
Contractual Obligations
The following table summarizes our contractual obligations and borrowings as of October 2, 2016, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(2)	$7,285.0	$1,125.1	$1,902.6	$1,561.8	$2,695.5
Financing lease obligations	62.0	4.3	8.6	8.4	40.7
Debt obligations
Principal payments	3,600.0	400.0	350.0	750.0	2,100.0
Interest payments	932.2	94.2	181.3	163.0	493.7
Purchase obligations(3)	1,223.1	786.4	371.5	57.5	7.7
Other obligations(4)	182.7	18.2	35.7	16.5	112.3
Total	$13,285.0	$2,428.2	$2,849.7	$2,557.2	$5,449.9

(1)
Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of October 2, 2016, we had $154.2 million of gross unrecognized tax benefits for uncertain tax positions, which includes accrued interest and penalties.

(2)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 90% of total purchase obligations.

(4)	Other obligations include other long-term liabilities primarily consisting of asset retirement obligations and hedging instruments.
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
COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS
Commodity price risk represents Starbucks primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high-quality arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impacts our results of operations, and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details see Product Supply in Item 1, as well as Risk Factors in Item 1A of this 10-K.

FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually and prohibit speculative trading activity. We also monitor and limit the amount of associated counterparty credit risk, which we consider to be low. In general, hedging instruments do not have maturities in excess of three years. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our hedging instruments.
The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.
Commodity Price Risk
We purchase commodity inputs, primarily coffee, dairy products, diesel and other commodities, that are used in our operations and are subject to price fluctuations that impact our financial results. We use a combination of pricing features embedded within supply contracts, such as fixed-price and price-to-be-fixed contracts for coffee purchases, and financial derivatives to manage our commodity price risk exposure.
The following table summarizes the potential impact as of October 2, 2016 to Starbucks future net earnings and other comprehensive income ("OCI") from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$12	$(12)	$1	$(1)
Foreign Currency Exchange Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Canadian dollar, Japanese yen, Chinese renminbi, British pound, South Korean won and euro. To reduce cash flow volatility from foreign currency fluctuations, we enter into derivative instruments to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, intercompany borrowing and lending activities and certain other transactions in currencies other than the functional currency of the entity that enters into the arrangements, as well as the translation risk of certain balance sheet items. See Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion.
The following table summarizes the potential impact as of October 2, 2016 to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$9	$(9)	$126	$(126)
Equity Security Price Risk
We have minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within our trading securities portfolio. Trading securities are recorded at fair value with unrealized holding gains and losses recorded in interest income and other, net in the consolidated statements of earnings. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan ("MDCP"), which is included in accrued compensation and related costs, within accrued liabilities on the consolidated balance sheets. Changes in our MDCP liability are recorded in general and administrative expenses in the consolidated statements of earnings.

We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of October 2, 2016 and determined that such a change would not have a significant impact on the fair value of these instruments.
Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of October 2, 2016.
The following table summarizes the impact of a change in interest rates as of October 2, 2016 on the fair value of Starbucks debt (in millions):

			Change in Fair Value
	Stated Interest Rate	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

2016 notes	0.875%	$400	$—	$—
2018 notes	2.000%	$357	$(7)	$7
2021 notes	2.100%	$766	$(31)	$31
2022 notes	2.700%	$526	$(27)	$27
2023 notes	3.850%	$839	$(51)	$51
2026 notes	2.450%	$509	$(43)	$43
2045 notes	4.300%	$417	$(70)	$70
Available-for-Sale Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of October 2, 2016 and determined that such a change would not have a significant impact on the fair value of these instruments.
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
During fiscal 2016, there were no significant changes in any of our estimates or assumptions that had a material impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit or intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the reporting unit using discounted cash flows.
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation and new store concepts, as well as selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion.
When assessing indefinite-lived intangible assets for impairment, where we perform a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the intangible asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the intangible asset group's forecasted growth, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion.
For fiscal 2016, we determined the fair value of our material reporting units and intangible asset groups were significantly in excess of their carrying values. Accordingly, we did not recognize any material impairment charges during the current fiscal year. During fiscal 2016, there were no significant changes in any of our estimates or assumptions that had a material impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.
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
In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates we use to manage our underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income/(loss).
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. As discussed in Note 13, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, there is a reasonable possibility that our unrecognized tax benefit liability will be adjusted within 12 months due to the expiration of a statute of limitations and expected consent from taxing authorities.
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
Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and our liabilities for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected.
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

Item 8.	Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Net revenues:
Company-operated stores	$16,844.1	$15,197.3	$12,977.9
Licensed stores	2,154.2	1,861.9	1,588.6
CPG, foodservice and other	2,317.6	2,103.5	1,881.3
Total net revenues	21,315.9	19,162.7	16,447.8
Cost of sales including occupancy costs	8,511.1	7,787.5	6,858.8
Store operating expenses	6,064.3	5,411.1	4,638.2
Other operating expenses	545.4	522.4	457.3
Depreciation and amortization expenses	980.8	893.9	709.6
General and administrative expenses	1,360.6	1,196.7	991.3
Litigation credit	—	—	(20.2)
Total operating expenses	17,462.2	15,811.6	13,635.0
Income from equity investees	318.2	249.9	268.3
Operating income	4,171.9	3,601.0	3,081.1
Gain resulting from acquisition of joint venture	—	390.6	—
Loss on extinguishment of debt	—	(61.1)	—
Interest income and other, net	108.0	43.0	142.7
Interest expense	(81.3)	(70.5)	(64.1)
Earnings before income taxes	4,198.6	3,903.0	3,159.7
Income tax expense	1,379.7	1,143.7	1,092.0
Net earnings including noncontrolling interests	2,818.9	2,759.3	2,067.7
Net earnings/(loss) attributable to noncontrolling interests	1.2	1.9	(0.4)
Net earnings attributable to Starbucks	$2,817.7	$2,757.4	$2,068.1
Earnings per share — basic	$1.91	$1.84	$1.37
Earnings per share — diluted	$1.90	$1.82	$1.35
Weighted average shares outstanding:
Basic	1,471.6	1,495.9	1,506.3
Diluted	1,486.7	1,513.4	1,526.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Net earnings including noncontrolling interests	$2,818.9	$2,759.3	$2,067.7
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	3.5	1.4	1.6
Tax (expense)/benefit	(1.3)	(0.5)	(0.6)
Unrealized gains/(losses) on cash flow hedging instruments	(109.6)	47.6	24.1
Tax (expense)/benefit	27.5	(16.8)	(7.8)
Unrealized gains/(losses) on net investment hedging instruments	—	4.3	25.5
Tax (expense)/benefit	—	(1.6)	(9.4)
Translation adjustment and other	85.5	(222.7)	(75.8)
Tax (expense)/benefit	19.0	6.0	(1.6)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	78.2	(65.9)	(1.5)
Tax expense/(benefit)	(11.8)	23.5	3.8
Other comprehensive income/(loss)	91.0	(224.7)	(41.7)
Comprehensive income including noncontrolling interests	2,909.9	2,534.6	2,026.0
Comprehensive income/(loss) attributable to noncontrolling interests	1.2	(29.2)	(0.4)
Comprehensive income attributable to Starbucks	$2,908.7	$2,563.8	$2,026.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Oct 2, 2016	Sep 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,128.8	$1,530.1
Short-term investments	134.4	81.3
Accounts receivable, net	768.8	719.0
Inventories	1,378.5	1,306.4
Prepaid expenses and other current assets	350.0	334.2
Total current assets	4,760.5	3,971.0
Long-term investments	1,141.7	312.5
Equity and cost investments	354.5	352.0
Property, plant and equipment, net	4,533.8	4,088.3
Deferred income taxes, net	885.4	1,180.8
Other long-term assets	417.7	415.9
Other intangible assets	516.3	520.4
Goodwill	1,719.6	1,575.4
TOTAL ASSETS	$14,329.5	$12,416.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$730.6	$684.2
Accrued liabilities	1,999.1	1,755.3
Insurance reserves	246.0	224.8
Stored value card liability	1,171.2	983.8
Current portion of long-term debt	400.0	—
Total current liabilities	4,546.9	3,648.1
Long-term debt	3,202.2	2,347.5
Other long-term liabilities	689.7	600.9
Total liabilities	8,438.8	6,596.5
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,460.5 and 1,485.1 shares, respectively	1.5	1.5
Additional paid-in capital	41.1	41.1
Retained earnings	5,949.8	5,974.8
Accumulated other comprehensive loss	(108.4)	(199.4)
Total shareholders’ equity	5,884.0	5,818.0
Noncontrolling interests	6.7	1.8
Total equity	5,890.7	5,819.8
TOTAL LIABILITIES AND EQUITY	$14,329.5	$12,416.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,818.9	$2,759.3	$2,067.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,030.1	933.8	748.4
Deferred income taxes, net	265.7	21.2	10.2
Income earned from equity method investees	(250.2)	(190.2)	(182.7)
Distributions received from equity method investees	223.3	148.2	139.2
Gain resulting from acquisition/sale of equity in joint ventures and certain retail operations	(6.1)	(394.3)	(70.2)
Loss on extinguishment of debt	—	61.1	—
Stock-based compensation	218.1	209.8	183.2
Excess tax benefit on share-based awards	(122.8)	(132.4)	(114.4)
Other	45.1	53.8	36.2
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(55.6)	(82.8)	(79.7)
Inventories	(67.5)	(207.9)	14.3
Accounts payable	46.9	137.7	60.4
Accrued litigation charge	—	—	(2,763.9)
Stored value card liability	180.4	170.3	140.8
Other operating assets and liabilities	248.8	261.5	418.3
Net cash provided by operating activities	4,575.1	3,749.1	607.8
INVESTING ACTIVITIES:
Purchases of investments	(1,585.7)	(567.4)	(1,652.5)
Sales of investments	680.7	600.6	1,454.8
Maturities and calls of investments	27.9	18.8	456.1
Acquisitions, net of cash acquired	—	(284.3)	—
Additions to property, plant and equipment	(1,440.3)	(1,303.7)	(1,160.9)
Net proceeds from sale of equity in joint ventures and certain retail operations	69.6	8.9	103.9
Other	24.9	6.8	(19.1)
Net cash used by investing activities	(2,222.9)	(1,520.3)	(817.7)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,254.5	848.5	748.5
Repayments of long-term debt	—	(610.1)	—
Cash used for purchase of non-controlling interest	—	(360.8)	—
Proceeds from issuance of common stock	160.7	191.8	139.7
Excess tax benefit on share-based awards	122.8	132.4	114.4
Cash dividends paid	(1,178.0)	(928.6)	(783.1)
Repurchase of common stock	(1,995.6)	(1,436.1)	(758.6)
Minimum tax withholdings on share-based awards	(106.0)	(75.5)	(77.3)
Other	(8.4)	(18.1)	(6.9)
Net cash used by financing activities	(1,750.0)	(2,256.5)	(623.3)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(150.6)	(34.1)
Net increase/(decrease) in cash and cash equivalents	598.7	(178.3)	(867.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,530.1	1,708.4	2,575.7
End of period	$2,128.8	$1,530.1	$1,708.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$74.7	$69.5	$56.2
Income taxes, net of refunds	$878.7	$1,072.2	$766.3
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 29, 2013	753.2	$0.8	$282.1	$4,130.3	$67.0	$4,480.2	$2.1	$4,482.3
Net earnings/(loss)	—	—	—	2,068.1	—	2,068.1	(0.4)	2,067.7
Other comprehensive income/(loss)					(41.7)	(41.7)	—	(41.7)
Stock-based compensation expense	—	—	185.1	—	—	185.1	—	185.1
Exercise of stock options/vesting of RSUs, including tax benefit of $114.8	6.5	—	154.8	—	—	154.8	—	154.8
Sale of common stock, including tax benefit of $0.2	0.3	—	22.3	—	—	22.3	—	22.3
Repurchase of common stock	(10.5)	(0.1)	(604.9)	(164.8)	—	(769.8)	—	(769.8)
Cash dividends declared, $0.550 per share	—	—	—	(827.0)	—	(827.0)	—	(827.0)
Balance, September 28, 2014	749.5	$0.7	$39.4	$5,206.6	$25.3	$5,272.0	$1.7	$5,273.7
Net earnings/(loss)	—	—	—	2,757.4	—	2,757.4	1.9	2,759.3
Other comprehensive income/(loss)					(193.6)	(193.6)	(31.1)	(224.7)
Stock-based compensation expense	—	—	211.7	—	—	211.7	—	211.7
Exercise of stock options/vesting of RSUs, including tax benefit of $131.3	14.6	—	224.4	—	—	224.4	—	224.4
Sale of common stock, including tax benefit of $0.2	0.6	—	23.5	—	—	23.5	—	23.5
Repurchase of common stock	(29.0)	—	(459.6)	(972.2)	—	(1,431.8)	—	(1,431.8)
Cash dividends declared, $0.680 per share	—	—	—	(1,016.2)	—	(1,016.2)	—	(1,016.2)
Two-for-one stock split	749.4	0.8	—	(0.8)	—	—	—	—
Noncontrolling interest resulting from acquisition	—	—	—	—	—	—	411.1	411.1
Purchase of noncontrolling interest	—	—	1.7	—	(31.1)	(29.4)	(381.7)	(411.1)
Balance, September 27, 2015	1,485.1	$1.5	$41.1	$5,974.8	$(199.4)	$5,818.0	$1.8	$5,819.8
Net earnings/(loss)	—	—	—	2,817.7	—	2,817.7	1.2	2,818.9
Other comprehensive income/(loss)					91.0	91.0	—	91.0
Stock-based compensation expense	—	—	219.6	—	—	219.6	—	219.6
Exercise of stock options/vesting of RSUs, including tax benefit of $124.3	9.8	—	153.0	—	—	153.0	—	153.0
Sale of common stock, including tax benefit of $0.2	0.5	—	26.5	—	—	26.5	—	26.5
Repurchase of common stock	(34.9)	—	(399.1)	(1,596.5)	—	(1,995.6)	—	(1,995.6)
Cash dividends declared, $0.850 per share	—	—	—	(1,246.2)	—	(1,246.2)	—	(1,246.2)
Noncontrolling interest resulting from acquisition	—	—	—	—	—	—	3.7	3.7
Balance, October 2, 2016	1,460.5	$1.5	$41.1	$5,949.8	$(108.4)	$5,884.0	$6.7	$5,890.7
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended October 2, 2016, September 27, 2015 and September 28, 2014
Note 1: Summary of Significant Accounting Policies
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
We have four reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) China/Asia Pacific ("CAP"); 3) Europe, Middle East, and Africa ("EMEA") and 4) Channel Development. We also have several non-reportable operating segments, including Teavana, Seattle's Best Coffee and Evolution Fresh, as well as certain developing businesses such as the Starbucks Reserve® Roastery & Tasting Rooms, which are combined and referred to as All Other Segments. Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment operating results and consolidated financial results.
Additional details on the nature of our business and our reportable operating segments are included in Note 16, Segment Reporting.
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
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal year 2016 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter. Fiscal years 2015 and 2014 included 52 weeks.
Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for inventory reserves, asset and goodwill impairments, assumptions underlying self-insurance reserves, income from unredeemed stored value cards, stock-based compensation forfeiture rates, future asset retirement obligations and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.
Cash and Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less at the time of purchase, as well as credit card receivables for sales to customers in our company-operated stores that generally settle within two to five business days, to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and we believe credit risk to be minimal.
Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in accrued liabilities on our consolidated balance sheets.

Investments
Available-for-sale Securities
Our short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. We evaluate our available-for-sale securities for other than temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer and whether we have the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.
Trading Securities
We also have a trading securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Trading securities are recorded at fair value with unrealized holding gains and losses recorded in interest income and other, net on our consolidated statements of earnings. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan ("MDCP"), which is included in accrued compensation and related costs, within accrued liabilities on our consolidated balance sheets. Changes in our MDCP liability are recorded in general and administrative expenses on our consolidated statements of earnings.
Equity and Cost Method Investments
Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. Equity method investments are included within long-term investments on our consolidated balance sheets. Our share of the earnings or losses as reported by equity method investees are classified as income from equity investees on our consolidated statements of earnings.
Equity investments for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and are recorded in long-term investments on our consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
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
Level 2: When quoted prices in active markets for identical assets are not available, we determine the fair value of our available-for-sale securities and our over-the-counter forward contracts, collars and swaps based upon factors such as the quoted market price of similar assets or a discounted cash flow model using readily observable market data, which may include interest rate curves and forward and spot prices for currencies and commodities, depending on the nature of the investment. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.
Level 3: We determine the fair value of our auction rate securities using an internally-developed valuation model, using inputs that include interest rate curves, credit and liquidity spreads and effective maturity.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments and other assets. We determine the fair value of these items using Level 3 inputs, as described in the related sections below.
Derivative Instruments
We manage our exposure to various risks within our consolidated financial statements according to a market price risk management policy. Under this policy, we may engage in transactions involving various derivative instruments to hedge interest rates, commodity prices and foreign currency denominated revenue streams, inventory purchases, assets and liabilities and investments in certain foreign operations. In order to manage our exposure to these risks, we use various types of derivative instruments including forward contracts, commodity futures contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. A collar is a strategy that uses a combination of a purchased call option and a sold put option with equal premiums to hedge a portion of anticipated cash flows, or to limit the range of possible gains or losses on an underlying asset or liability to a specific range. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative instruments for speculative purposes.
We record all derivatives on our consolidated balance sheets at fair value. We generally do not offset derivative assets and liabilities in our consolidated balance sheets or enter into derivative instruments with maturities longer than three years. However, we are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of October 2, 2016 and September 27, 2015, we posted and received $19.5 million and $2.6 million, respectively, of cash collateral related to the derivative instruments under collateral security arrangements. As of October 2, 2016 and September 27, 2015, the potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would be a reduction to both derivative assets and liabilities of $9.4 million and $12.5 million, respectively, resulting in a net derivative asset of $24.7 million and net derivative liabilities of $80.2 million as of October 2, 2016, and net derivative assets of $93.0 million and net derivative liabilities of $21.2 million as of September 27, 2015.
By using these derivative instruments, we expose ourselves to potential credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize this credit risk by entering into transactions with carefully selected, credit-worthy counterparties and distribute contracts among several financial institutions to reduce the concentration of credit risk.
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
To the extent that the change in the fair value of the contract corresponds to the change in the value of the anticipated transaction using forward rates on a monthly basis, the hedge is considered effective and is recognized as described above. The remaining change in fair value of the contract represents the ineffective portion, which is immediately recorded in interest income and other, net on our consolidated statements of earnings.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges generally remain designated as such until the hedge item impacts net earnings, or the anticipated transaction is no longer likely to occur. For de-designated cash flow hedges or for transactions that are no longer likely to occur, the related accumulated derivative gains or losses are recognized in interest income and other, net or interest expense on our consolidated statements of earnings based on the nature of the underlying transaction.
Net Investment Hedges
For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is reported as a component of OCI and recorded in AOCI. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
To the extent that the change in the fair value of the forward contract corresponds to the change in value of the anticipated transactions using spot rates on a monthly basis, the hedge is considered effective and is recognized as described above. The remaining change in fair value of the forward contract represents the ineffective portion, which is immediately recognized in interest income and other, net on our consolidated statements of earnings.
Derivatives Not Designated As Hedging Instruments
We also enter into certain foreign currency forward contracts, commodity futures contracts, collars and swaps that are not designated as hedging instruments for accounting purposes. The change in the fair value of these contracts is immediately recognized in interest income and other, net on our consolidated statements of earnings.
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
Refer to Note 3, Derivative Financial Instruments, and Note 5, Inventories, for further discussion of our derivative instruments and green coffee purchase commitments.
Receivables, net of Allowance for Doubtful Accounts
Our receivables are mainly comprised of receivables for product and equipment sales to and royalties from our licensees, as well as receivables from our CPG and foodservice business customers. Our allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of October 2, 2016 and September 27, 2015, our allowance for doubtful accounts was $9.4 million and $10.8 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or market. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of October 2, 2016 and September 27, 2015, inventory reserves were $39.6 million and $33.8 million, respectively.
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
We recognized net disposition charges of $25.1 million, $12.5 million, and $14.7 million and net impairment charges of $24.1 million, $25.8 million, and $19.0 million in fiscal 2016, 2015, and 2014, respectively. The nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings. For assets within our retail operations, net impairment and disposition charges are recorded in store operating expenses. For all other assets, these charges are recorded in cost of sales including occupancy costs, other operating expenses or general and administrative expenses.
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
As part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We may abandon certain assets associated with a closed store, including leasehold improvements and other non-transferable assets. When a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. There were no material goodwill impairment charges recorded during fiscal 2016, 2015, and 2014.
Other Intangible Assets
Other intangible assets include finite-lived intangible assets, which mainly consist of acquired and reacquired rights, trade secrets, licensing agreements, contract-based patents and copyrights. These assets are amortized over their estimated useful lives and are tested for impairment using a similar methodology to our property, plant and equipment, as described above.
Indefinite-lived intangibles, which consist primarily of trade names and trademarks, are tested for impairment annually during the third fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. Fair value is the price a willing buyer would pay for the intangible asset group and is typically calculated using an income approach, such as a relief-from-royalty model. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
There were no other intangible asset impairment charges recorded during fiscal 2016, 2015, and 2014.
Insurance Reserves
We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance and director and officers’ liability insurance. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographics, exposure and severity factors and other actuarial assumptions.
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
There are no expiration dates on our stored value cards, and in most markets, we do not charge service fees that cause a decrement to customer balances. While we will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in interest income and other, net on our consolidated statements of earnings. In fiscal 2016, 2015, and 2014, we recognized breakage income of $60.5 million, $39.3 million, and $38.3 million, respectively.

Loyalty Program
In the U.S. and Canada, effective April 2016, we modified our transaction-based loyalty program, My Starbucks Rewards® to a spend-based program, Starbucks RewardsTM. For fiscal 2016, the existing transaction-based programs remain unchanged for other markets. Customers in the U.S., Canada, and certain other countries who register their Starbucks Card are automatically enrolled in the program. They earn loyalty points ("Stars") with each purchase at participating Starbucks®, Teavana®, and Evolution Fresh® stores, as well as on certain packaged coffee products purchased in select Starbucks® stores, online, and through CPG channels. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
Regardless of whether it is a spend or transaction-based program, we defer revenue associated with the estimated selling price of Stars earned by our program members towards free product as each Star is earned, and a corresponding liability is established within stored value card liability on our consolidated balance sheets. The estimated selling price of each Star earned is based on the estimated value of the product for which the reward is expected to be redeemed, net of Stars we do not expect to be redeemed, based on historical redemption patterns. Stars generally expire if inactive for a period of six months.
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
Marketing expenses totaled $378.7 million, $351.5 million and $315.5 million in fiscal 2016, 2015, and 2014, respectively. Included in these costs were advertising expenses, which totaled $248.6 million, $227.9 million and $198.9 million in fiscal 2016, 2015, and 2014, respectively.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.
Leases
Operating Leases
We lease retail stores, roasting, distribution and warehouse facilities and office space for corporate administrative purposes under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. We recognize amortization of lease incentives, premiums and minimum rent expenses on a straight-line basis beginning on the date of initial possession, which is generally when we enter the space and begin to make improvements in preparation for intended use.
For tenant improvement allowances and rent holidays, we record a deferred rent liability within accrued liabilities, or other long-term liabilities, on our consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense in cost of sales including occupancy costs on our consolidated statements of earnings.
For premiums paid upfront to enter a lease agreement, we record a prepaid rent asset in prepaid expenses and other non-current assets on our consolidated balance sheets and amortize the deferred rent over the terms of the leases as additional rent expense in cost of sales including occupancy costs on our consolidated statements of earnings.
For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial possession, we record minimum rent expense on a straight-line basis over the terms of the leases in cost of sales including occupancy costs on our consolidated statements of earnings, with the adjustments to cash rent accrued as deferred rent in our consolidated balance sheets.
Certain leases provide for contingent rent, which is determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in accrued occupancy costs within accrued liabilities on our consolidated balance sheets and the corresponding rent expense when we determine that achieving the specified levels during the fiscal year is probable.
When ceasing operations of company-operated stores under operating leases, in cases where the lease contract specifies a termination fee due to the landlord, we record such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord, we will record the expense upon signing of an agreement with the landlord. In cases where the landlord does not allow us to prematurely exit the lease, we recognize an expense equal to the present value of the remaining lease payments to the landlord less any projected sublease income at the cease-use date.
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
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations ("ARO") when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in cost of sales including occupancy costs on our consolidated statements of earnings. As of October 2, 2016 and September 27, 2015, our net ARO assets included in property, plant and equipment were $9.3 million and $5.8 million, respectively, and our net ARO liabilities included in other long-term liabilities were $67.9 million and $60.1 million, respectively. .
Stock-based Compensation
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units ("RSUs") or stock appreciation rights to employees, non-employee directors and consultants. We also have an employee stock purchase plan ("ESPP"). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance. We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board of Directors and may include measures such as earnings per share, operating income and return on invested capital. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date, less the present value of expected dividends not received during the vesting period. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those awards expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.
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
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available.
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
Recent Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the assets has been sold to an outside party.  The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings at the beginning of our first quarter of fiscal 2019 but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In June 2016, the FASB issued guidance on the measurement and recognition of credit losses on most financial assets. For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses will be presented as an adjustable allowance. The guidance will be applied retrospectively with the cumulative effect recognized as of the date of adoption. The guidance will become effective at the beginning of our first quarter of fiscal 2021 but can be adopted as early as the beginning of our first quarter of fiscal 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.

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
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of our first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets and will likely have an insignificant impact on our consolidated statements of earnings.
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
In July 2015, the FASB issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost or net realizable value. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018. We do not expect the adoption of this guidance to have a material impact on our financial statements.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date of the guidance would have required us to adopt at the beginning of our first quarter of fiscal 2018; however, the FASB approved an optional one-year deferral of the effective date. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the overall impact this guidance will have on our consolidated financial statements, as well as the expected timing and method of adoption. Based on our preliminary assessment, we determined the adoption will change the timing of recognition and classification of our stored value card breakage income, which is currently recognized using the remote method and recorded in interest income and other, net. The new guidance will require application of the proportional method and classification within total net revenues on our consolidated statements of earnings. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We are continuing our assessment, which may identify other impacts.
Note 2:    Acquisitions and Divestitures
Fiscal 2016
During the third quarter of fiscal 2016, we sold our ownership interest in our Germany retail business to AmRest Holdings SE for a total of $47.3 million. This transaction converted these company-operated stores to a fully licensed market and resulted in an insignificant pre-tax gain, which was included in interest income and other, net on our condensed consolidated statements of earnings.
Fiscal 2015
During the fourth quarter of fiscal 2015, we sold our company-operated retail store assets and operations in Puerto Rico to Baristas Del Caribe, LLC, converting these operations to a fully licensed market, for a total of $8.9 million. This transaction resulted in an insignificant pre-tax gain, which was included in interest income and other, net on the consolidated statements of earnings.
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

Other current and long-term assets acquired primarily include various deposits, specifically lease and key money deposits. Accrued liabilities and other long-term liabilities assumed primarily include financing obligations associated with build-to-suit leases as well as asset retirement obligations.
The intangible assets are finite-lived and include reacquired rights, licensing agreements with Starbucks Japan's current licensees and Starbucks Japan's customer loyalty program. The reacquired rights to exclusively operate licensed Starbucks® retail stores in Japan were assigned a fair value of $305.0 million; these rights will be amortized on a straight-line basis through March 2021. Amortization expense for these finite-lived intangible assets for fiscal year 2016 was $48.2 million, and, as of October 2, 2016, accumulated amortization was $101.6 million. Future amortization expense is estimated to be approximately $52.0 million each year for the next four years, $27.0 million for the following year, and approximately $6.0 million thereafter.
The $815.6 million of goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, the existing geographic retail and online presence, and the expected geographic presence in new channels. The goodwill was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition increased $55.3 million to $870.9 million as of October 2, 2016.
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
We began consolidating Starbucks Japan's results of operations and cash flows into our consolidated financial statements beginning after October 31, 2014. For the year ended September 27, 2015, Starbucks Japan's net revenues and net earnings included in our consolidated statement of earnings were $1.1 billion and $108.5 million, respectively.
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

(1)
The pro forma net earnings attributable to Starbucks for fiscal 2014 includes the acquisition-related gain of $390.6 million and transaction and integration costs of $13.6 million for the year ended September 28, 2014.

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
Fiscal 2014
During the fourth quarter of fiscal 2014, we sold our Australian company-operated retail store assets and operations to the Withers Group, converting these operations to a fully licensed market, for a total of $15.9 million. This transaction resulted in an insignificant pre-tax gain, which was included in interest income and other, net on our consolidated statements of earnings.
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
During fiscal 2016, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $375 million related to the $500 million and $250 million of 5-year 2.100% Senior Notes (the "2021 notes") due February 2021 and $500 million of 10-year 2.450% Senior Notes (the "2026 notes") due June 2026. Refer to Note 9, Debt, for details of the components of our long-term debt. We cash settled these swap agreements at the time of pricing the 2021 and 2026 notes.
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases and intercompany borrowing and lending activities. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to revenue, cost of sales including occupancy costs or interest income and other, net, respectively, when the hedged exposure affects net earnings.
In connection with the acquisition of Starbucks Japan, as discussed in Note 2, Acquisitions and Divestitures, we entered into cross-currency swap contracts during the first and third quarters of fiscal 2015 to hedge the foreign currency transaction risk of certain yen-denominated intercompany loans with a total notional value of ¥86.5 billion, or approximately $717 million as of September 27, 2015. As of October 2, 2016, the total notional value of these cross-currency swap contracts was ¥66.8 billion, or approximately, $660 million. Gains and losses from these swaps offset the changes in value of interest and principal payments as a result of changes in foreign exchange rates. The difference between the U.S. dollar interest payments received from the swap counterparty and the U.S. dollar equivalent of the Japanese yen interest payments, as recognized in interest expense or interest income and other, net on our consolidated statements of earnings, is dependent on a number of market factors, including relevant interest rate differentials and foreign exchange rates. These swaps have been designated as cash flow hedges and, based on the timing of the settlement of these intercompany loans, matured or will mature in September 2016 or November 2024. There are no credit-risk-related contingent features associated with these swaps, although we may hold or post collateral depending upon the gain or loss position of the swap agreements.
We also enter into forward contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
To mitigate the foreign exchange risk of certain balance sheet items, we enter into foreign currency forward and swap contracts that are not designated as hedging instruments. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency denominated payables and receivables; both are recorded in interest income and other, net.
Commodities
Depending on market conditions, we may enter into coffee futures contracts and collars to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5, Inventories. The effective portion of each derivative's gain or loss is recorded in AOCI and is subsequently reclassified to cost of sales including occupancy costs when the hedged exposure affects net earnings.
To mitigate the price uncertainty of a portion of our future purchases, primarily of dairy products, diesel fuel and other commodities, we enter into swap contracts, futures and collars that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in interest income and other, net and help offset price fluctuations on our beverage, food, packaging and transportation costs, which are included in cost of sales including occupancy costs on our consolidated statements of earnings.
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Oct 2, 2016	Sep 27, 2015
Cash Flow Hedges:
Interest rates	$20.5	$30.1	$2.9	0
Cross-currency swaps	(7.7)	(27.8)	—	98
Foreign currency - other	(0.4)	29.0	3.3	35
Coffee	(1.6)	(5.7)	(1.4)	6
Net Investment Hedges:
Foreign currency	1.3	1.3	—	0

Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Cash Flow Hedges:
Interest rates	$(10.3)	$(6.8)	$5.0	$3.2
Cross-currency swaps	(75.7)	11.4	(101.1)	46.2
Foreign currency - other	(25.4)	52.0	19.1	26.1
Coffee	1.7	(9.0)	(2.8)	(3.5)
Net Investment Hedges:
Foreign currency	—	4.3	—	7.2

Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Oct 2, 2016	Sep 27, 2015
Foreign currency - other	$(5.7)	$27.1
Dairy	(5.5)	(3.8)
Diesel fuel and other commodities	(0.2)	(9.0)

Notional amounts of outstanding derivative contracts (in millions):

	Oct 2, 2016	Sep 27, 2015
Interest rates	$—	$125
Cross-currency swaps	660	717
Foreign currency - other	688	577
Coffee	7	38
Dairy	76	43
Diesel fuel and other commodities	46	14

Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Designated Derivative Hedging Instruments:
Interest rates	$—	$0.2	$—	$—
Cross-currency swaps	—	26.9	57.0	16.3
Foreign currency - other	20.8	45.4	24.0	2.2
Coffee	1.8	—	—	2.7
Non-designated Derivative Hedging Instruments:
Foreign currency - other	6.2	32.7	6.5	10.1
Dairy	1.5	0.1	1.6	1.1
Diesel fuel and other commodities	3.8	0.2	0.5	1.3
Additional disclosures related to cash flow hedge gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,128.8	$2,128.8	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	1.3	—	1.3	—
Commercial paper	2.6	—	2.6	—
Corporate debt securities	34.2	—	34.2	—
Foreign government obligations	5.5	—	5.5
U.S. government treasury securities	15.8	15.8	—	—
State and local government obligations	0.5	—	0.5	—
Certificates of deposit	5.8	—	5.8	—
Total available-for-sale securities	65.7	15.8	49.9	—
Trading securities	68.7	68.7	—	—
Total short-term investments	134.4	84.5	49.9	—
Prepaid expenses and other current assets:
Derivative assets	27.7	3.1	24.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	44.4	—	44.4	—
Corporate debt securities	459.3	—	459.3	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	46.7	—	46.7	—
U.S. government treasury securities	358.2	358.2	—	—
State and local government obligations	57.5	—	57.5	—
Mortgage and other asset-backed securities	169.9	—	169.9	—
Total long-term investments	1,141.7	358.2	777.8	5.7
Other long-term assets:
Derivative assets	6.4	—	6.4	—
Total assets	$3,439.0	$2,574.6	$858.7	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$18.0	$1.7	$16.3	$—
Other long-term liabilities:
Derivative liabilities	71.6	—	71.6	—
Total liabilities	$89.6	$1.7	$87.9	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,530.1	$1,530.1	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	10.2	—	10.2	—
Foreign government obligations	2.0	—	2.0	—
State and local government obligations	3.3	—	3.3	—
Total available-for-sale securities	15.5	—	15.5	—
Trading securities	65.8	65.8	—	—
Total short-term investments	81.3	65.8	15.5	—
Prepaid expenses and other current assets:
Derivative assets	50.8	—	50.8	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.6	—	8.6	—
Corporate debt securities	121.8	—	121.8	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	18.5	—	18.5	—
U.S. government treasury securities	104.8	104.8	—	—
State and local government obligations	9.7	—	9.7	—
Mortgage and other asset-backed securities	43.2	—	43.2	—
Total long-term investments	312.5	104.8	201.8	5.9
Other long-term assets:
Derivative assets	54.7	—	54.7	—
Total assets	$2,029.4	$1,700.7	$322.8	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$19.2	$3.6	$15.6	$—
Other long-term liabilities:
Derivative liabilities	14.5	—	14.5	—
Total	$33.7	$3.6	$30.1	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Securities
Long-term investments generally mature within 4 years. Proceeds from sales of available-for-sale securities were $680.7 million, $600.6 million, and $1.5 billion for fiscal years 2016, 2015 and 2014, respectively. The increase in fiscal 2014 was due to the liquidation of a significant portion of our offshore investment portfolio in the fourth quarter of fiscal 2014 in anticipation of funding the acquisition of Starbucks Japan. Realized gains and losses on sales and maturities of available-for-sale securities were not material for fiscal years 2016, 2015, and 2014. Gross unrealized holding gains and losses on available-for-sale securities were not material as of October 2, 2016 and September 27, 2015.

Trading Securities
Trading securities include equity mutual funds and exchange-traded funds. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan ("MDCP"), a defined contribution plan. Our MDCP liability was $101.5 million and $98.3 million as of October 2, 2016 and September 27, 2015, respectively. The changes in net unrealized holding gains and losses in the trading securities portfolio included in earnings for fiscal years 2016 and 2014 were net gains of $3.6 million and $1.2 million, respectively, and a net loss of $4.5 million in fiscal year 2015. Gross unrealized holding gains and losses on trading securities were not material as of October 2, 2016 and September 27, 2015.
Derivative Assets and Liabilities
Derivative assets and liabilities include foreign currency forward contracts, commodity futures contracts, collars and swaps, which are described further in Note 3, Derivative Financial Instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. Impairment of property, plant, and equipment is included at Note 1, Summary of Significant Accounting Policies. During fiscal 2016 and 2015, there were no other material fair value adjustments.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Oct 2, 2016	Sep 27, 2015
Coffee:
Unroasted	$561.6	$529.4
Roasted	300.4	279.7
Other merchandise held for sale	308.6	318.3
Packaging and other supplies	207.9	179.0
Total	$1,378.5	$1,306.4
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of October 2, 2016, we had committed to purchasing green coffee totaling $466 million under fixed-price contracts and an estimated $641 million under price-to-be-fixed contracts. As of October 2, 2016, approximately $7 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base "C" coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to "fix" the base "C" coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base "C" coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:    Equity and Cost Investments (in millions)

	Oct 2, 2016	Sep 27, 2015
Equity method investments	$305.7	$306.4
Cost method investments	48.8	45.6
Total	$354.5	$352.0
Equity Method Investments
As of October 2, 2016, we had a 50% ownership interest in each of the following international equity method investees: President Starbucks Coffee (Shanghai); Starbucks Coffee Korea Co., Ltd.; President Starbucks Coffee Corporation (Taiwan) Company Limited; and Tata Starbucks Limited (India). These international entities operate licensed Starbucks® retail stores.
We also license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers® beverages, and Starbucks® Iced Espresso Classics.
In the first quarter of fiscal 2016, we sold our 49% ownership interest in our Spanish joint venture, Starbucks Coffee España, S.L. ("Starbucks Spain"), to our joint venture partner, Sigla S.A. (Grupo Vips), for a total purchase price of $30.2 million. This transaction resulted in an insignificant pre-tax gain, which was included in interest income and other, net on our consolidated statements of earnings.
In the fourth quarter of fiscal 2014, we sold our 50% equity method ownership interest in our Malaysian joint venture, Berjaya Starbucks Coffee Company Sdn. Bhd., to our joint venture partner, Berjaya Food Berhad, for a total purchase price of $88.0 million. This transaction resulted in a pre-tax gain of $67.8 million, which was included in interest income and other, net on our consolidated statements of earnings.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties were $164.2 million, $153.4 million, and $219.2 million in fiscal years 2016, 2015 and 2014, respectively. Related costs of sales were $97.5 million, $94.5 million, and $121.2 million in fiscal years 2016, 2015 and 2014, respectively. As of October 2, 2016 and September 27, 2015, there were $55.7 million and $36.7 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
Cost Method Investments
As of October 2, 2016, we had $23 million invested in equity interests of entities that develop and operate Starbucks® licensed stores in several global markets. We have the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on our total percentage ownership interest and our ability to exercise significant influence over financial and operating policies, additional investments may require application of the equity method of accounting.

Note 7:    Supplemental Balance Sheet Information (in millions)
Property, Plant and Equipment, net

	Oct 2, 2016	Sep 27, 2015
Land	$46.6	$46.6
Buildings	458.4	411.5
Leasehold improvements	5,892.9	5,409.6
Store equipment	1,931.7	1,707.5
Roasting equipment	605.4	542.4
Furniture, fixtures and other	1,366.9	1,281.7
Work in progress	271.4	242.5
Property, plant and equipment, gross	10,573.3	9,641.8
Accumulated depreciation	(6,039.5)	(5,553.5)
Property, plant and equipment, net	$4,533.8	$4,088.3
Accrued Liabilities

	Oct 2, 2016	Sep 27, 2015
Accrued compensation and related costs	$510.8	$522.3
Accrued occupancy costs	137.5	137.2
Accrued taxes	368.4	259.0
Accrued dividends payable	365.1	297.0
Accrued capital and other operating expenditures	617.3	539.8
Total accrued liabilities	$1,999.1	$1,755.3
Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Oct 2, 2016	Sep 27, 2015
Trade names, trademarks and patents	$207.8	$202.8
Other indefinite-lived intangible assets	15.1	15.1
Total indefinite-lived intangible assets	$222.9	$217.9
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions and Divestitures.

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	China/Asia Pacific	EMEA	Channel Development	All Other Segments	Total
Goodwill balance at September 28, 2014	$219.0	$74.9	$59.1	$23.8	$479.4	$856.2
Acquisition/(divestiture)	(2.5)	815.6	—	—	—	813.1
Impairment	—	—	—	—	(0.5)	(0.5)
Other	(5.3)	(86.4)	(1.7)	—	—	(93.4)
Goodwill balance at September 27, 2015	$211.2	$804.1	$57.4	$23.8	$478.9	$1,575.4
Acquisition/(divestiture)	—	—	(2.6)	—	5.3	2.7
Other	0.4	140.8	0.3	—		141.5
Goodwill balance at October 2, 2016	$211.6	$944.9	$55.1	$23.8	$484.2	$1,719.6
"Other" primarily consists of changes in the goodwill balance as a result of foreign currency translation.
Finite-Lived Intangible Assets

	Oct 2, 2016			Sep 27, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$361.3	$(114.5)	$246.8	$308.6	$(52.5)	$256.1
Acquired trade secrets and processes	27.6	(11.0)	16.6	27.6	(8.2)	19.4
Trade names, trademarks and patents	29.4	(15.2)	14.2	24.5	(13.0)	11.5
Licensing agreements	16.0	(2.8)	13.2	13.4	(1.1)	12.3
Other finite-lived intangible assets	7.2	(4.6)	2.6	6.5	(3.3)	3.2
Total finite-lived intangible assets	$441.5	$(148.1)	$293.4	$380.6	$(78.1)	$302.5
Amortization expense for finite-lived intangible assets was $57.3 million, $50.0 million, and $8.7 million during fiscal 2016, 2015 and 2014, respectively.
Estimated future amortization expense as of October 2, 2016 (in millions):

Fiscal Year Ending
2017	$62.0
2018	60.6
2019	59.5
2020	59.4
2021	33.9
Thereafter	18.0
Total estimated future amortization expense	$293.4
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
The credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of October 2, 2016, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of October 2, 2016.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of October 2, 2016, availability under our commercial paper program was approximately $1 billion (which represents the full committed credit facility amount, as no amounts were outstanding under our commercial paper program).
Long-term Debt
In May 2016, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 10-year 2.450% Senior Notes (the "2026 notes") due June 2026. Interest on the 2026 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2016.
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
In June 2015, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 7-year 2.700% Senior Notes (the "2022 notes") due June 2022, and $350 million of 30-year 4.300% Senior Notes (the "2045 notes") due June 2045. Interest on the 2022 and 2045 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2015.

Components of long-term debt including the associated interest rates and related fair values by calendar maturity (in millions, except interest rates):

	Oct 2, 2016		Sep 27, 2015		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$400.0	$400	$400.0	$400	0.875%	0.941%
2018 notes	350.0	357	350.0	354	2.000%	2.012%
2021 notes	500.0	511	—	—	2.100%	2.293%
2021 notes	250.0	255	—	—	2.100%	1.600%
2022 notes	500.0	526	500.0	503	2.700%	2.819%
2023 notes	750.0	839	750.0	790	3.850%	2.860%
2026 notes	500.0	509	—	—	2.450%	2.511%
2045 notes	350.0	417	350.0	355	4.300%	4.348%
Total	3,600.0	3,814	2,350.0	2,402
Aggregate unamortized premium/(discount)	2.2		(2.5)
Total	$3,602.2		$2,347.5

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of October 2, 2016, we were in compliance with each of these covenants.
The following table summarizes our long-term debt maturities as of October 2, 2016 by fiscal year (in millions):

Fiscal Year	Total
2017	$400.0
2018	—
2019	350.0
2020	—
2021	750.0
Thereafter	2,100.0
Total	$3,600.0
Interest Expense
Interest expense, net of interest capitalized, was $81.3 million, $70.5 million, and $64.1 million in fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, 2015 and 2014, $0.9 million, $3.6 million, and $6.2 million, respectively, of interest was capitalized for asset construction projects.
Note 10:    Leases
Rent expense under operating lease agreements (in millions):

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Minimum rent	$1,092.5	$1,026.3	$907.4
Contingent rent	130.7	111.5	66.8
Total	$1,223.2	$1,137.8	$974.2

Minimum future rental payments under non-cancelable operating leases and lease financing arrangements as of October 2, 2016 (in millions):

Fiscal Year Ending	Operating Leases	Lease Financing Arrangements
2017	$1,125.1	$4.3
2018	1,006.2	4.3
2019	896.4	4.3
2020	821.3	4.3
2021	740.5	4.1
Thereafter	2,695.5	40.7
Total minimum lease payments	$7,285.0	$62.0
We have subleases related to certain of our operating leases. During fiscal 2016, 2015 and 2014, we recognized sublease income of $14.6 million, $11.9 million, and $13.3 million, respectively. Additionally, as of October 2, 2016 and September 27, 2015, the gross carrying values of assets related to build-to-suit lease arrangements accounted for as financing leases were $92.7 million and $66.8 million, respectively, with associated accumulated depreciation of $6.2 million and $2.5 million, respectively.
Note 11:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at October 2, 2016.
Included in additional paid-in capital in our consolidated statements of equity as of October 2, 2016 and September 27, 2015 is $39.4 million related to the increase in value of our share of the net assets of Starbucks Japan at the time of its initial public stock offering in fiscal 2002. Also included in additional paid-in capital as of October 2, 2016 and September 27, 2015 is $1.7 million, which represents the difference between the carrying value of the remaining outstanding noncontrolling interests in Starbucks Japan prior to obtaining full ownership and the cash paid to acquire the noncontrolling interests.
We repurchased 34.9 million shares of common stock at a total cost of $2.0 billion, and 29.0 million shares at a total cost of $1.4 billion for the years ended October 2, 2016 and September 27, 2015, respectively. On April 21, 2016, we announced that our Board of Directors approved an increase of 100 million shares to the program. As of October 2, 2016, 117.8 million shares remained available for repurchase under current authorizations.
During fiscal years 2016 and 2015, our Board of Directors declared the following dividends (in millions, except per share amounts):

	Dividend Per Share	Record date	Total Amount	Payment Date
Fiscal Year 2016:
First quarter	$0.20	February 4, 2016	$294.9	February 19, 2016
Second quarter	$0.20	May 5, 2016	$293.0	May 20, 2016
Third quarter	$0.20	August 4, 2016	$293.2	August 19, 2016
Fourth quarter	$0.25	November 17, 2016	$365.1	December 2, 2016
Fiscal Year 2015:
First quarter	$0.16	February 5, 2015	$240.1	February 20, 2015
Second quarter	$0.16	May 7, 2015	$240.1	May 22, 2015
Third quarter	$0.16	August 6, 2015	$239.0	August 21, 2015
Fourth quarter	$0.20	November 12, 2015	$297.0	November 27, 2015
Comprehensive Income
Comprehensive income includes all changes in equity during the period, except those resulting from transactions with our shareholders. Comprehensive income is comprised of net earnings and other comprehensive income. Accumulated other comprehensive income reported on our consolidated balance sheets consists of foreign currency translation adjustments and other and the unrealized gains and losses, net of applicable taxes, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow and net investment hedges.

Changes in accumulated other comprehensive income ("AOCI") by component, for year ended October 2, 2016, net of tax:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 2, 2016
Net gains/(losses) in AOCI, beginning of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Net gains/(losses) recognized in OCI before reclassifications	2.2	(82.1)	—	104.5	24.6
Net (gains)/losses reclassified from AOCI to earnings	(1.0)	67.4	—	—	66.4
Other comprehensive income/(loss) attributable to Starbucks	1.2	(14.7)	—	104.5	91.0
Net gains/(losses) in AOCI, end of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 27, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	0.9	30.8	2.7	(185.6)	(151.2)
Net (gains)/losses reclassified from AOCI to earnings	(0.6)	(51.5)	(4.6)	14.3	(42.4)
Other comprehensive income/(loss) attributable to Starbucks	0.3	(20.7)	(1.9)	(171.3)	(193.6)
Purchase of noncontrolling interest	—	—	—	(31.1)	(31.1)
Net gains/(losses) in AOCI, end of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Fiscal Year Ended
	Oct 2, 2016	Sep 27, 2015
Gains on available-for-sale securities	$1.6	$1.0	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	5.0	3.2	Interest expense
Cross-currency swaps	(101.1)	46.2	Interest income and other, net
Foreign currency hedges	4.9	14.0	Revenue
Foreign currency/coffee hedges	11.4	8.6	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	—	7.2	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	—	(7.2)	Gain resulting from acquisition of joint venture
Other	—	(7.1)	Interest income and other, net
	(78.2)	65.9	Total before tax
	11.8	(23.5)	Tax (expense)/benefit
	$(66.4)	$42.4	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.

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
As of October 2, 2016, there were 86.7 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 13.9 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Options	$42.7	$37.8	$41.8
RSUs	175.4	172.0	141.4
Total stock-based compensation expense recognized in the consolidated statements of earnings	$218.1	$209.8	$183.2
Total related tax benefit	$73.0	$72.3	$63.4
Total capitalized stock-based compensation included in net property, plant and equipment and inventories on the consolidated balance sheets	$1.5	$1.9	$1.9
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
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2016, 2015 and 2014:

	Employee Stock Options Granted During the Period
Fiscal Year Ended	2016	2015	2014
Expected term (in years)	3.9	4.2	4.5
Expected stock price volatility	23.9%	22.3%	26.8%
Risk-free interest rate	1.2%	1.1%	1.1%
Expected dividend yield	1.3%	1.6%	1.3%
Weighted average grant price	$60.20	$39.89	$40.12
Estimated fair value per option granted	$10.54	$6.58	$8.36
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

Stock option transactions for the year ended October 2, 2016 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 27, 2015	33.6	$23.81	6.0	$1,150
Granted	6.1	60.20
Exercised	(6.7)	20.61
Expired/forfeited	(1.7)	40.94
Outstanding, October 2, 2016	31.3	30.59	5.8	771
Exercisable, October 2, 2016	20.1	21.01	4.4	670
Vested and expected to vest, October 2, 2016	30.1	29.78	5.7	765
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of October 2, 2016, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested options was approximately $38 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.8 years. The total intrinsic value of options exercised was $254 million, $358 million, and $258 million during fiscal years 2016, 2015 and 2014, respectively. The total fair value of options vested was $37 million, $36 million, and $44 million during fiscal years 2016, 2015 and 2014, respectively.
RSUs
We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of common stock at the end of a vesting period, subject solely to the employee’s continuing employment or the non-employee director's continuing service. The majority of time-vested RSUs vest in two equal annual installments beginning a year from the grant date. Our performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if we achieve specified performance goals during the performance period and the grantee remains employed during the subsequent vesting period. The majority of performance-based RSUs vest in two equal annual installments beginning two years from the grant date.
RSU transactions for the year ended October 2, 2016 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 27, 2015	10.7	$36.35	1.0	$620
Granted	4.1	58.81
Vested	(4.9)	34.44
Forfeited/canceled	(1.6)	45.82
Nonvested, October 2, 2016	8.3	46.15	0.9	448
For fiscal 2015 and 2014, the weighted average fair value per RSU granted was $38.56 and $40.07, respectively. As of October 2, 2016, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $116 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of RSUs vested was $169 million, $137 million and $103 million during fiscal years 2016, 2015 and 2014, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.5 million in fiscal 2016.

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
Our matching contributions to all U.S. and non-U.S. plans were $86.2 million, $70.9 million and $73.0 million in fiscal years 2016, 2015 and 2014, respectively.
Note 13:    Income Taxes
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
United States	$3,415.7	$2,837.2	$2,572.4
Foreign	782.9	1,065.8	587.3
Total earnings before income taxes	$4,198.6	$3,903.0	$3,159.7
Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Current taxes:
U.S. federal	$704.1	$801.0	$822.7
U.S. state and local	166.5	150.1	132.9
Foreign	218.5	172.2	128.8
Total current taxes	1,089.1	1,123.3	1,084.4
Deferred taxes:
U.S. federal	351.3	56.5	12.0
U.S. state and local	25.8	4.0	(4.9)
Foreign	(86.5)	(40.1)	0.5
Total deferred taxes	290.6	20.4	7.6
Total income tax expense	$1,379.7	$1,143.7	$1,092.0
Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	2.8	2.6
Benefits and taxes related to foreign operations	(2.2)	(2.1)	(1.9)
Domestic production activity deduction	(1.9)	(2.2)	(0.7)
Gain resulting from acquisition of joint venture	—	(3.7)	—
Other, net	(1.0)	(0.5)	(0.4)
Effective tax rate	32.9%	29.3%	34.6%

U.S. income and foreign withholding taxes have not been provided on approximately $3.3 billion of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with its hypothetical calculation, and the amount of liability, if any, is dependent on circumstances existing if and when remittance occurs.
Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Oct 2, 2016	Sep 27, 2015
Deferred tax assets:
Property, plant and equipment	$56.8	$54.4
Accrued occupancy costs	104.5	95.6
Accrued compensation and related costs	88.6	81.6
Stored value card liability	124.2	97.2
Stock-based compensation	138.3	135.5
Net operating losses	79.0	93.4
Litigation charge	862.3	931.0
Other	197.4	171.3
Total	$1,651.1	$1,660.0
Valuation allowance	(70.3)	(143.7)
Total deferred tax asset, net of valuation allowance	$1,580.8	$1,516.3
Deferred tax liabilities:
Property, plant and equipment	(445.7)	(150.5)
Intangible assets and goodwill	(175.9)	(176.7)
Other	(88.5)	(51.7)
Total	(710.1)	(378.9)
Net deferred tax asset	$870.7	$1,137.4
Reported as:
Deferred income tax assets	885.4	1,180.8
Deferred income tax liabilities (included in Other long-term liabilities)	(14.7)	(43.4)
Net deferred tax asset	$870.7	$1,137.4
(1) We have adjusted the presentation of certain gross deferred tax assets and liabilities as of September 27, 2015 in the above table to conform to our presentation as of October 2, 2016.
The valuation allowance as of October 2, 2016 and September 27, 2015 is primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries. The net change in the total valuation allowance was a decrease of $73.4 million and $23.1 million for fiscal 2016 and 2015, respectively.
As of October 2, 2016, we had state tax credit carryforwards of $24.9 million with an expiration date of fiscal 2024 and foreign net operating loss carryforwards of $264.2 million, the majority of which has no expiration date.
Uncertain Tax Positions
As of October 2, 2016, we had $146.5 million of gross unrecognized tax benefits of which $102.0 million, if recognized, would affect our effective tax rate. We recognized a benefit of $3.6 million, an expense of $0.7 million and an expense of $5.9 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2016, 2015 and 2014, respectively. As of October 2, 2016 and September 27, 2015, we had accrued interest and penalties of $7.7 million and $11.3 million, respectively, before the benefit of the federal tax deduction, included within other long-term liabilities on our consolidated balance sheets.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Beginning balance	$150.4	$112.7	$88.8
Increase related to prior year tax positions	—	7.9	1.4
Decrease related to prior year tax positions	(23.6)	(0.9)	(2.2)
Increase related to current year tax positions	33.7	32.0	26.7
Decrease related to current year tax positions	—	(0.6)	(1.9)
Decreases related to settlements with taxing authorities	(3.1)	(0.7)	(0.1)
Decrease related to lapsing of statute of limitations	(10.9)	—	—
Ending balance	$146.5	$150.4	$112.7
We are currently under examination, or may be subject to examination, by various jurisdictions inside and outside the U.S. as well as U.S. state and municipal taxing jurisdictions for fiscal years 2006 through 2015. We are no longer subject to U.S. federal or state examination for years prior to fiscal year 2011, with the exception of one city. We are no longer subject to examination in any material international markets prior to 2006.
There is a reasonable possibility that $18.6 million of the currently remaining unrecognized tax benefits may be recognized by the end of fiscal 2017 as a result of a lapse of the statute of limitations.
Note 14:    Earnings per Share
Calculation of net earnings per common share ("EPS") — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Net earnings attributable to Starbucks	$2,817.7	$2,757.4	$2,068.1
Weighted average common shares outstanding (for basic calculation)	1,471.6	1,495.9	1,506.3
Dilutive effect of outstanding common stock options and RSUs	15.1	17.5	20.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,486.7	1,513.4	1,526.3
EPS — basic	$1.91	$1.84	$1.37
EPS — diluted	$1.90	$1.82	$1.35
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. We had 5.4 million and 5.3 million out-of-the-money stock options as of October 2, 2016 and September 28, 2014, respectively. There were no out-of-the-money stock options as of September 27, 2015.
Note 15:    Commitments and Contingencies
Legal Proceedings
On November 12, 2013, the arbitrator in our arbitration with Kraft Foods Global, Inc. (now known as Kraft Foods Group, Inc.) ("Kraft") ordered Starbucks to pay Kraft $2,227.5 million in damages plus prejudgment interest and attorneys' fees. We estimated prejudgment interest, which included an accrual through the estimated payment date, and attorneys' fees to be approximately $556.6 million. As a result, we recorded a litigation charge of $2,784.1 million in our fiscal 2013 operating results, and in the first quarter of fiscal 2014, Starbucks paid all amounts due to Kraft under the arbitration including prejudgment interest and attorneys' fees, and fully extinguished the litigation charge liability. Of the $2,784.1 million litigation charge accrued in the fourth quarter of fiscal 2013, $2,763.9 million was paid, and the remainder was released as a litigation credit to reflect a reduction to our estimated prejudgment interest payable as a result of paying our obligation earlier than anticipated.
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
Americas, CAP, and EMEA operations sell coffee and other beverages, complementary food, packaged coffees, single-serve coffee products and a focused selection of merchandise through company-operated stores and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our CAP and EMEA operations are still in the early stages of development and require a more extensive support organization, relative to their current levels of revenue and operating income, than our Americas operations. The Americas, CAP and EMEA segments also include certain foodservice accounts, primarily in Canada, Japan and the U.K.
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
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Oct 2, 2016		Sep 27, 2015		Sep 28, 2014
Beverage	$12,383.4	58%	$11,115.4	58%	$9,458.4	58%
Food	3,495.0	16%	3,085.3	16%	2,505.2	15%
Packaged and single-serve coffees and teas	2,866.0	14%	2,619.9	14%	2,370.0	14%
Other(1)	2,571.5	12%	2,342.1	12%	2,114.2	13%
Total	$21,315.9	100%	$19,162.7	100%	$16,447.8	100%
(1) "Other" primarily consists of royalty and licensing revenues, beverage-related ingredients, serveware, and ready-to-drink beverages, among other items.

Information by geographic area (in millions):

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Net revenues:
United States	$15,774.8	$14,123.7	$12,590.6
Other countries	5,541.1	5,039.0	3,857.2
Total	$21,315.9	$19,162.7	$16,447.8

Long-lived assets(1):
United States	$6,027.2	$5,805.4	$5,450.9
Other countries	3,541.8	2,639.9	1,449.7
Total	$9,569.0	$8,445.3	$6,900.6
(1) Long-lived assets as of September 27, 2015 and September 28, 2014 have been adjusted for the adoption of new accounting guidance related to the reclassification of deferred income taxes as discussed in Note 1, Summary of Significant Accounting Policies.
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. consist primarily of revenues from Japan, Canada, China and the U.K., which together account for approximately 77% of net revenues from other countries for fiscal 2016.
Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Operating income represents earnings before other income and expenses and income taxes. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash and cash equivalents, net property, plant and equipment, equity and cost investments, goodwill, and other intangible assets. Assets not attributed to reportable operating segments below are corporate assets and are primarily comprised of cash and cash equivalents available for general corporate purposes, investments, assets of the corporate headquarters and roasting facilities, and inventory.

The table below presents financial information for our reportable operating segments and All Other Segments for the years ended October 2, 2016, September 27, 2015 and September 28, 2014.

(in millions)	Americas	China / Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
Fiscal 2016
Total net revenues	$14,795.4	$2,938.8	$1,124.9	$1,932.5	$524.3	$21,315.9
Depreciation and amortization expenses	590.1	180.6	40.8	2.8	13.3	827.6
Income from equity investees	—	150.1	1.5	166.6	—	318.2
Operating income/(loss)	3,742.0	631.6	151.6	807.3	(38.4)	5,294.1
Total assets	3,424.6	2,740.2	552.1	67.1	861.1	7,645.1

Fiscal 2015
Total net revenues	$13,293.4	$2,395.9	$1,216.7	$1,730.9	$525.8	$19,162.7
Depreciation and amortization expenses	522.3	150.7	52.0	2.7	16.3	744.0
Income from equity investees	—	119.6	3.1	127.2	—	249.9
Operating income/(loss)	3,223.3	500.5	168.2	653.9	(24.8)	4,521.1
Total assets	2,726.7	2,230.5	749.1	87.3	1,785.3	7,578.9

Fiscal 2014
Total net revenues	$11,980.5	$1,129.6	$1,294.8	$1,546.0	$496.9	$16,447.8
Depreciation and amortization expenses	469.5	46.1	59.4	1.8	15.2	592.0
Income from equity investees	—	164.0	3.7	100.6	—	268.3
Operating income/(loss)	2,809.0	372.5	119.2	557.2	(26.8)	3,831.1
Total assets	2,521.4	939.8	663.0	84.6	825.2	5,034.0
The following table reconciles total segment operating income in the table above to consolidated earnings before income taxes (in millions):

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014
Total segment operating income	$5,294.1	$4,521.1	$3,831.1
Unallocated corporate operating expenses	(1,122.2)	(920.1)	(750.0)
Consolidated operating income	4,171.9	3,601.0	3,081.1
Gain resulting from acquisition of joint venture	—	390.6	—
Loss on extinguishment of debt	—	(61.1)	—
Interest income and other, net	108.0	43.0	142.7
Interest expense	(81.3)	(70.5)	(64.1)
Earnings before income taxes	$4,198.6	$3,903.0	$3,159.7

Note 17:    Selected Quarterly Financial Information (unaudited; in millions, except EPS)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2016(1):
Net revenues	$5,373.5	$4,993.2	$5,238.0	$5,711.2	$21,315.9
Operating income	1,058.0	864.2	1,022.3	1,227.5	4,171.9
Net earnings attributable to Starbucks	687.6	575.1	754.1	801.0	2,817.7
EPS — diluted	0.46	0.39	0.51	0.54	1.90
Fiscal 2015:
Net revenues	$4,803.2	$4,563.5	$4,881.2	$4,914.8	$19,162.7
Operating income	915.5	777.5	938.6	969.4	3,601.0
Net earnings attributable to Starbucks	983.1	494.9	626.7	652.5	2,757.4
EPS — diluted	0.65	0.33	0.41	0.43	1.82
(1) The fiscal year ended on October 2, 2016, included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the "Company") as of October 2, 2016 and September 27, 2015, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended October 2, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of October 2, 2016 and September 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 2, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 18, 2016

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
During the fourth quarter of fiscal 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (October 2, 2016).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (the "2013 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of October 2, 2016.
Our internal control over financial reporting as of October 2, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the "Company") as of October 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended October 2, 2016, of the Company and our report dated November 18, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 18, 2016

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
The remaining information required by this item is incorporated herein by reference to the sections entitled "Proposal 1 — Election of Directors" and "Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance — Board Committees and Related Matters" and "Corporate Governance — Audit and Compliance Committee" in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 22, 2017 (the "Proxy Statement").

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

Item 13.	Certain Relationships, Related Transactions and Director Independence
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:

1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended October 2, 2016, September 27, 2015, and September 28, 2014;

•	Consolidated Statements of Comprehensive Income for the fiscal years ended October 2, 2016, September 27, 2015, and September 28, 2014;

•	Consolidated Balance Sheets as of October 2, 2016 and September 27, 2015;

•	Consolidated Statements of Cash Flows for the fiscal years ended October 2, 2016, September 27, 2015, and September 28, 2014;

•	Consolidated Statements of Equity for the fiscal years ended October 2, 2016, September 27, 2015, and September 28, 2014;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

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

November 18, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 18, 2016.

	Signature	Title

By:	/s/ Howard Schultz	chairman and chief executive officer
Howard Schultz

By:	/s/ Scott Maw	executive vice president, chief financial officer (principal financial officer and principal accounting officer)
Scott Maw

By:	/s/ William W. Bradley	director
William W. Bradley

By:	/s/ Mary N. Dillon	director
Mary N. Dillon

By:	/s/ Robert M. Gates	director
Robert M. Gates

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Kevin R. Johnson	director
Kevin R. Johnson

	Signature	Title

By:	/s/ Joshua Cooper Ramo	director
Joshua Cooper Ramo

By:	/s/ James G. Shennan, Jr.	director
James G. Shennan, Jr.

By:	/s/ Clara Shih	director
Clara Shih

By:	/s/ Javier G. Teruel	director
Javier G. Teruel

By:	/s/ Myron E. Ullman, III	director
Myron E. Ullman, III

By:	/s/ Craig E. Weatherup	director
Craig E. Weatherup

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through September 13, 2016)	8-K	0-20322	9/16/2016	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank National Association	S-3ASR	333-213645	9/15/2016	4.1
4.2	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.3	Second Supplemental Indenture, dated as of September 6, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (3.850% Senior Notes due October 1, 2023)	8-K	0-20322	9/6/2013	4.2
4.4	Form of 3.850% Senior Notes due October 1, 2023	8-K	0-20322	9/6/2013	4.3
4.5	Third Supplemental Indenture, dated as of December 5, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (0.875% Senior Notes due 2016 and 2.000% Senior Notes due 2018)	8-K	0-20322	12/5/2013	4.2
4.6	Form of 0.875% Senior Notes due December 5, 2016	8-K	0-20322	12/5/2013	4.3
4.7	Form of 2.000% Senior Notes due December 5, 2018	8-K	0-20322	12/5/2013	4.4
4.8	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.700% Senior Notes due June 15, 2022 and 4.300% Senior Notes due June 15, 2045)	8-K	0-20322	6/10/2015	4.2
4.9	Form of 2.700% Senior Notes due June 15, 2022	8-K	0-20322	6/10/2015	4.3
4.10	Form of 4.300% Senior Notes due June 15, 2045	8-K	0-20322	6/10/2015	4.4
4.11	Fifth Supplemental Indenture, dated as of February 4, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.100% Senior Notes due February 4, 2021)	8-K	0-20322	2/4/2016	4.2
4.12	Form of 2.100% Senior Notes due February 4, 2021	8-K	0-20322	2/4/2016	4.3
4.13	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 15, 2026)	8-K	0-20322	5/16/2016	4.4
4.14	Form of 2.450% Senior Notes due June 15, 2026	8-K	0-20322	5/16/2016	4.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/2003	10.2
10.2*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated through April 1, 2009, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	4/28/2015	10.5
10.3	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/2001	10.5
10.4*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated November 10, 2015, effective September 28, 2015	--	--	--	--	X
10.5*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.6*	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/2003	10.9
10.7*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/2003	10.10
10.8*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011	10-K	0-20322	11/18/2011	10.11
10.9*	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/2006	10.12
10.10*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	4/28/2015	10.4
10.11*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2
10.12*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 22, 2016	10-Q	0-20322	04/26/2016	10.1
10.13*	Form of Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	5/2/2012	10.1
10.14*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	--	--	--	--	X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.15*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	04/26/2016	10.2
10.16*	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	04/26/2016	10.3
10.17	Credit Agreement dated November 6, 2015 among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders from time to time a party thereto.	8-K	0-20322	11/6/2015	10.1
10.18	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	0-20322	7/29/2016	10.1
10.19*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	5/8/2008	10.3
10.20*	Form of Time Vested Restricted Stock Unit Grant Agreement (U.S.) under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.30
10.21*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	--	--	--	--	X
10.22*	Form of Performance Based Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	--	--	--	--	X
10.23*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	2/2/2010	10.3
10.24*	Letter Agreement dated May 16, 2012 between Starbucks Corporation and Lucy Lee Helm	10-K	0-20322	11/14/2014	10.33
10.25*	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Troy Alstead	8-K	0-20322	1/29/2014	10.1
10.26*	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Scott Maw	8-K	0-20322	1/29/2014	10.2
10.27*	Exclusive Aircraft Sublease (S/N 6003) dated as of September 27, 2013 by and between Cloverdale Services, LLC and Starbucks Corporation	10-Q	0-20322	4/29/2014	10.3
10.28*	Offer Letter dated January 22, 2015 between Starbucks Corporation and Kevin Johnson	8-K	0-20322	1/22/2015	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
12	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	__	__	__	__	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101	The following financial statements from the Company’s 10-K for the fiscal year ended October 2, 2016, formatted in XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii)Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
**Furnished herewith.