Form 10-Q
period 2017-01-01
STARBUCKS CORP
filed 2017-01-31
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 25, 2017
Common Stock, par value $0.001 per share	1,457.4 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended January 1, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015
Net revenues:
Company-operated stores	$4,469.3	$4,210.6
Licensed stores	602.4	540.6
CPG, foodservice and other	661.2	622.3
Total net revenues	5,732.9	5,373.5
Cost of sales including occupancy costs	2,295.0	2,186.2
Store operating expenses	1,638.2	1,506.2
Other operating expenses	145.4	146.2
Depreciation and amortization expenses	249.7	235.5
General and administrative expenses	356.4	305.5
Total operating expenses	4,684.7	4,379.6
Income from equity investees	84.4	64.1
Operating income	1,132.6	1,058.0
Interest income and other, net	24.1	8.1
Interest expense	(23.8)	(16.5)
Earnings before income taxes	1,132.9	1,049.6
Income tax expense	381.4	361.9
Net earnings including noncontrolling interests	751.5	687.7
Net earnings/(loss) attributable to noncontrolling interests	(0.3)	0.1
Net earnings attributable to Starbucks	$751.8	$687.6
Earnings per share - basic	$0.52	$0.46
Earnings per share - diluted	$0.51	$0.46
Weighted average shares outstanding:
Basic	1,457.5	1,485.9
Diluted	1,470.5	1,503.3
Cash dividends declared per share	$0.25	$0.20
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015
Net earnings including noncontrolling interests	$751.5	$687.7
Other comprehensive loss, net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(13.4)	1.0
Tax (expense)/benefit	4.1	(0.4)
Unrealized gains/(losses) on cash flow hedging instruments	113.5	5.8
Tax (expense)/benefit	(26.5)	(2.7)
Unrealized gains/(losses) on net investment hedging instruments	41.1	—
Tax (expense)/benefit	(15.2)	—
Translation adjustment and other	(171.8)	(26.1)
Tax (expense)/benefit	—	1.7
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	(81.7)	(7.7)
Tax expense/(benefit)	16.0	2.7
Other comprehensive loss	(133.9)	(25.7)
Comprehensive income including noncontrolling interests	617.6	662.0
Comprehensive income/(loss) attributable to noncontrolling interests	(0.3)	0.1
Comprehensive income attributable to Starbucks	$617.9	$661.9

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jan 1, 2017	Oct 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,034.6	$2,128.8
Short-term investments	140.8	134.4
Accounts receivable, net	865.1	768.8
Inventories	1,218.7	1,378.5
Prepaid expenses and other current assets	357.0	347.4
Total current assets	4,616.2	4,757.9
Long-term investments	1,278.3	1,141.7
Equity and cost investments	373.7	354.5
Property, plant and equipment, net	4,478.5	4,533.8
Deferred income taxes, net	806.1	885.4
Other long-term assets	394.9	403.3
Other intangible assets	470.6	516.3
Goodwill	1,599.0	1,719.6
TOTAL ASSETS	$14,017.3	$14,312.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$662.5	$730.6
Accrued liabilities	1,944.9	1,999.1
Insurance reserves	211.6	246.0
Stored value card liability	1,578.3	1,171.2
Current portion of long-term debt	—	399.9
Total current liabilities	4,397.3	4,546.8
Long-term debt	3,185.7	3,185.3
Other long-term liabilities	631.2	689.7
Total liabilities	8,214.2	8,421.8
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,457.2 and 1,460.5 shares, respectively	1.5	1.5
Additional paid-in capital	41.1	41.1
Retained earnings	5,996.3	5,949.8
Accumulated other comprehensive loss	(242.3)	(108.4)
Total shareholders’ equity	5,796.6	5,884.0
Noncontrolling interests	6.5	6.7
Total equity	5,803.1	5,890.7
TOTAL LIABILITIES AND EQUITY	$14,017.3	$14,312.5
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$751.5	$687.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	263.2	247.3
Deferred income taxes, net	56.4	225.2
Income earned from equity method investees	(65.3)	(47.0)
Distributions received from equity method investees	39.1	69.3
Gain resulting from sale of equity in joint venture	—	(0.6)
Stock-based compensation	55.0	57.3
Excess tax benefit on share-based awards	(34.1)	(67.2)
Other	9.3	18.0
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(128.7)	(65.1)
Inventories	146.4	60.6
Accounts payable	(34.7)	(28.2)
Stored value card liability	425.0	468.9
Other operating assets and liabilities	12.6	9.8
Net cash provided by operating activities	1,495.7	1,636.0
INVESTING ACTIVITIES:
Purchases of investments	(323.4)	(145.6)
Sales of investments	149.6	85.3
Maturities and calls of investments	18.1	0.8
Additions to property, plant and equipment	(307.4)	(331.8)
Proceeds from sale of equity in joint venture	—	30.2
Other	61.6	1.0
Net cash used by investing activities	(401.5)	(360.1)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(400.0)	—
Proceeds from issuance of common stock	51.2	48.4
Excess tax benefit on share-based awards	34.1	67.2
Cash dividends paid	(364.0)	(297.0)
Repurchase of common stock	(408.1)	(245.8)
Minimum tax withholdings on share-based awards	(68.3)	(101.3)
Other	0.1	(0.2)
Net cash used by financing activities	(1,155.0)	(528.7)
Effect of exchange rate changes on cash and cash equivalents	(33.4)	(13.8)
Net (decrease)/increase in cash and cash equivalents	(94.2)	733.4
CASH AND CASH EQUIVALENTS:
Beginning of period	2,128.8	1,530.1
End of period	$2,034.6	$2,263.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$41.1	$34.4
Income taxes, net of refunds	$270.8	$86.7

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of January 1, 2017, and for the quarters ended January 1, 2017 and December 27, 2015, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended January 1, 2017 and December 27, 2015 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
The financial information as of October 2, 2016 is derived from our audited consolidated financial statements and notes for the fiscal year ended October 2, 2016 (“fiscal 2016”) included in Item 8 in the Fiscal 2016 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended January 1, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2017 ("fiscal 2017").
Recent Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings at the beginning of our first quarter of fiscal 2019 but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
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
In March 2016, the FASB issued guidance related to stock-based compensation, which changes the accounting and classification of excess tax benefits and minimum tax withholdings on share-based awards. The guidance becomes effective at the beginning of our first quarter of fiscal 2018 but permits adoption in an earlier period. With this adoption, excess tax benefits and tax deficiencies related to stock-based compensation will be prospectively reflected as income tax expense in our consolidated statement of earnings instead of additional paid-in capital on our consolidated balance sheet. Additionally, within our consolidated statement of cash flows, this guidance will require excess tax benefits to be presented as an operating activity, rather than a financing activity, in the same manner as other cash flows related to income taxes. We are currently evaluating the timing and impact of adopting this guidance; however, as a result of the presentation requirements associated with the standard, we expect this adoption to have a significant impact on our consolidated statements of earnings, earnings per share and consolidated statement of cash flows.
In March 2016, the FASB issued guidance for financial liabilities resulting from selling prepaid stored value products that are redeemable at third-party merchants. Under the new guidance, expected breakage amounts associated with these products must be recognized proportionately in earnings as redemption occurs. Our current accounting policy of applying the remote method to all of our stored value cards, including cards redeemable at the third-party licensed locations, will no longer be allowed. The guidance will become effective at the beginning of our first quarter of fiscal 2019, with the option to adopt in an earlier period. As the guidance and timing of transition are consistent with the new revenue recognition standard issued by the FASB in May 2014 and discussed below, we expect to implement the provisions of both standards in the same period.
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
In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires these costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. We retrospectively adopted this guidance in the first quarter of fiscal 2017, which resulted in the reclassification of $17.0 million of debt issuance costs previously presented in prepaid expenses and other current assets and other long-term assets to long-term debt in our consolidated balance sheet as of October 2, 2016. Components of our long-term debt and aggregate debt issuance costs and unamortized premium are disclosed in Note 7, Debt.
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

Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, and intercompany borrowing and lending activities. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to revenue, cost of sales including occupancy costs, or interest income and other, net, respectively, when the hedged exposure affects net earnings.
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
To mitigate the price uncertainty of a portion of our future purchases, primarily of dairy products, diesel fuel and other commodities, we enter into swap contracts, futures and collars that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in interest income and other, net and help to offset price fluctuations on our beverage, food, packaging and transportation costs, which are included in cost of sales including occupancy costs on our consolidated statements of earnings.
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract Remaining Maturity (Months)
	Jan 1, 2017	Oct 2, 2016
Cash Flow Hedges:
Interest rates	$19.8	$20.5	$3.0	0
Cross-currency swaps	(9.6)	(7.7)	—	95
Foreign currency - other	21.5	(0.4)	15.9	36
Coffee	(0.1)	(1.6)	(0.1)	10
Net Investment Hedges:
Foreign currency	27.2	1.3	—	1

Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Jan 1, 2017	Dec 27, 2015	Jan 1, 2017	Dec 27, 2015
Cash Flow Hedges:
Interest rates	$—	$3.1	$1.2	$1.5
Cross-currency swaps	75.3	(5.3)	77.6	(1.8)
Foreign currency - other	37.2	9.3	4.4	8.5
Coffee	1.0	(1.3)	(0.7)	(0.1)
Net Investment Hedges:
Foreign currency	41.1	—	—	—
Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended
	Jan 1, 2017	Dec 27, 2015
Foreign currency - other	$8.3	$2.1
Dairy	5.1	(5.6)
Diesel fuel and other commodities	0.2	(4.7)
Notional amounts of outstanding derivative contracts (in millions):

	Jan 1, 2017	Oct 2, 2016
Cross-currency swaps	$552	$660
Foreign currency - other	1,407	688
Coffee	—	7
Dairy	47	76
Diesel fuel and other commodities	51	46
Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Jan 1, 2017	Oct 2, 2016	Jan 1, 2017	Oct 2, 2016
Designated Derivative Hedging Instruments:
Cross-currency swaps	$26.2	$—	$7.9	$57.0
Foreign currency - other	75.3	20.8	2.7	24.0
Coffee	—	1.8	—	—
Non-designated Derivative Hedging Instruments:
Foreign currency - other	22.3	6.2	10.1	6.5
Dairy	3.9	1.5	—	1.6
Diesel fuel and other commodities	4.6	3.8	2.0	0.5
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Jan 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,034.6	$2,034.6	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	1.3	—	1.3	—
Commercial paper	5.6	—	5.6	—
Corporate debt securities	20.5	—	20.5	—
Foreign government obligations	4.6	—	4.6
U.S. government treasury securities	28.8	28.8	—	—
State and local government obligations	0.5	—	0.5	—
Certificates of deposit	9.4	—	9.4	—
Total available-for-sale securities	70.7	28.8	41.9	—
Trading securities	70.1	70.1	—	—
Total short-term investments	140.8	98.9	41.9	—
Prepaid expenses and other current assets:
Derivative assets	85.8	3.3	82.5	—
Long-term investments:
Available-for-sale securities
Agency obligations	54.5	—	54.5	—
Corporate debt securities	515.9	—	515.9	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	59.5	—	59.5	—
U.S. government treasury securities	355.3	355.3	—	—
State and local government obligations	83.6	—	83.6	—
Mortgage and other asset-backed securities	203.8	—	203.8	—
Total long-term investments	1,278.3	355.3	917.3	5.7
Other long-term assets:
Derivative assets	46.5	—	46.5	—
Total assets	$3,586.0	$2,492.1	$1,088.2	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$13.5	$—	$13.5	$—
Other long-term liabilities:
Derivative liabilities	9.2	—	9.2	—
Total liabilities	$22.7	$—	$22.7	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,128.8	$2,128.8	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	1.3	—	1.3	—
Commercial paper	2.6	—	2.6	—
Corporate debt securities	34.2	—	34.2	—
Foreign government obligations	5.5	—	5.5	—
U.S. government treasury securities	15.8	15.8	—	—
State and local government obligations	0.5	—	0.5	—
Certificates of deposit	5.8	—	5.8	—
Total available-for-sale securities	65.7	15.8	49.9	—
Trading securities	68.7	68.7	—	—
Total short-term investments	134.4	84.5	49.9	—
Prepaid expenses and other current assets:
Derivative assets	27.7	3.1	24.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	44.4	—	44.4	—
Corporate debt securities	459.3	—	459.3	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	46.7	—	46.7	—
U.S. government treasury securities	358.2	358.2	—	—
State and local government obligations	57.5	—	57.5	—
Mortgage and other asset-backed securities	169.9	—	169.9	—
Total long-term investments	1,141.7	358.2	777.8	5.7
Other long-term assets:
Derivative assets	6.4	—	6.4	—
Total assets	$3,439.0	$2,574.6	$858.7	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$18.0	$1.7	$16.3	$—
Other long-term liabilities:
Derivative liabilities	71.6	—	71.6	—
Total	$89.6	$1.7	$87.9	$—
There were no transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of January 1, 2017 and October 2, 2016.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarters ended January 1, 2017 and December 27, 2015, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories (in millions)

	Jan 1, 2017	Oct 2, 2016	Dec 27, 2015
Coffee:
Unroasted	$550.5	$561.6	$559.2
Roasted	255.7	300.4	256.6
Other merchandise held for sale	256.2	308.6	270.8
Packaging and other supplies	156.3	207.9	156.0
Total	$1,218.7	$1,378.5	$1,242.6
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of January 1, 2017, we had committed to purchasing green coffee totaling $586 million under fixed-price contracts and an estimated $540 million under price-to-be-fixed contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base "C" coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Jan 1, 2017	Oct 2, 2016
Land	$46.5	$46.6
Buildings	454.3	458.4
Leasehold improvements	5,924.8	5,892.9
Store equipment	1,927.6	1,931.7
Roasting equipment	603.2	605.4
Furniture, fixtures and other	1,388.6	1,366.9
Work in progress	266.7	271.4
Property, plant and equipment, gross	10,611.7	10,573.3
Accumulated depreciation	(6,133.2)	(6,039.5)
Property, plant and equipment, net	$4,478.5	$4,533.8

Accrued Liabilities

	Jan 1, 2017	Oct 2, 2016
Accrued compensation and related costs	$457.5	$510.8
Accrued occupancy costs	138.8	137.5
Accrued taxes	355.1	368.4
Accrued dividends payable	364.2	365.1
Accrued capital and other operating expenditures	629.3	617.3
Total accrued liabilities	$1,944.9	$1,999.1

Note 7:	Debt
In December 2016, we repaid the $400 million of 0.875% Senior Notes (the "2016 notes") at maturity.
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jan 1, 2017		Oct 2, 2016		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$—	$—	$400.0	$400	0.875%	0.941%
2018 notes	350.0	353	350.0	357	2.000%	2.012%
2021 notes	500.0	499	500.0	511	2.100%	2.293%
2021 notes	250.0	249	250.0	255	2.100%	1.600%
2022 notes	500.0	502	500.0	526	2.700%	2.819%
2023 notes	750.0	799	750.0	839	3.850%	2.860%
2026 notes	500.0	475	500.0	509	2.450%	2.511%
2045 notes	350.0	366	350.0	417	4.300%	4.348%
Total	3,200.0	3,243	3,600.0	3,814
Aggregate debt issuance costs and unamortized premium, net	(14.3)		(14.8)
Total	$3,185.7		$3,585.2

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of January 1, 2017, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of January 1, 2017 by fiscal year (in millions):

Fiscal Year	Total
2018	$—
2019	350.0
2020	—
2021	750.0
2022	500.0
Thereafter	1,600.0
Total	$3,200.0

Note 8: Equity
Changes in total equity (in millions):

	Quarter Ended
	Jan 1, 2017			Dec 27, 2015
	Attributable to Starbucks	Noncontrolling interests	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,884.0	$6.7	$5,890.7	$5,818.0	$1.8	$5,819.8
Net earnings including noncontrolling interests	751.8	(0.3)	751.5	687.6	0.1	687.7
Translation adjustment and other, net of reclassifications and tax	(171.8)	—	(171.8)	(24.4)	—	(24.4)
Unrealized gains/(losses), net of reclassifications and tax	37.9	—	37.9	(1.3)	—	(1.3)
Other comprehensive loss	(133.9)	—	(133.9)	(25.7)	—	(25.7)
Stock-based compensation expense	55.7	—	55.7	57.9	—	57.9
Exercise of stock options/vesting of RSUs	8.8	—	8.8	7.8	—	7.8
Sale of common stock	7.0	—	7.0	0.1	—	0.1
Repurchase of common stock	(413.7)	—	(413.7)	(267.1)	—	(267.1)
Cash dividends declared	(363.1)	—	(363.1)	(297.1)	—	(297.1)
Ending balance of total equity	$5,796.6	$6.5	$5,803.1	$5,981.5	$1.9	$5,983.4
Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
January 1, 2017
Net gains/(losses) in AOCI, beginning of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)
Net gains/(losses) recognized in OCI before reclassifications	(9.3)	87.0	25.9	(171.8)	(68.2)
Net (gains)/losses reclassified from AOCI to earnings	0.6	(66.3)	—	—	(65.7)
Other comprehensive income/(loss) attributable to Starbucks	(8.7)	20.7	25.9	(171.8)	(133.9)
Net gains/(losses) in AOCI, end of period	$(7.6)	$31.6	$27.2	$(293.5)	$(242.3)

December 27, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Net gains/(losses) recognized in OCI before reclassifications	0.6	3.1	—	(24.4)	(20.7)
Net (gains)/losses reclassified from AOCI to earnings	0.3	(5.3)	—	—	(5.0)
Other comprehensive income/(loss) attributable to Starbucks	0.9	(2.2)	—	(24.4)	(25.7)
Net gains/(losses) in AOCI, end of period	$0.8	$23.4	$1.3	$(250.6)	$(225.1)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jan 1, 2017	Dec 27, 2015
Gains/(losses) on available-for-sale securities	$(0.8)	$(0.3)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	1.2	1.5	Interest expense
Cross-currency swaps	77.6	(1.8)	Interest income and other, net
Foreign currency hedges	1.3	3.0	Revenues
Foreign currency/coffee hedges	2.4	5.3	Cost of sales including occupancy costs
	81.7	7.7	Total before tax
	(16.0)	(2.7)	Tax expense
	$65.7	$5.0	Net of tax

In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of January 1, 2017.
We repurchased 7.6 million shares of common stock at a total cost of $413.7 million, and 4.5 million shares at a total cost of $267.1 million for the quarters ended January 1, 2017 and December 27, 2015, respectively. As of January 1, 2017, 110.2 million shares remained available for repurchase under current authorizations.
During the first quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend to shareholders of $0.25 per share to be paid on February 24, 2017 to shareholders of record as of the close of business on February 9, 2017.

Note 9:	Employee Stock Plans
As of January 1, 2017, there were 71.3 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 13.7 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015
Options	$14.9	$15.5
Restricted Stock Units (“RSUs”)	40.1	41.8
Total stock-based compensation expense	$55.0	$57.3
Stock option and RSU transactions from October 2, 2016 through January 1, 2017 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 2, 2016	31.3	8.3
Granted	6.7	4.7
Options exercised/RSUs vested	(1.8)	(3.6)
Forfeited/expired	(0.5)	(0.4)
Options outstanding/Nonvested RSUs, January 1, 2017	35.7	9.0
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of January 1, 2017	$66.5	$235.0

Note 10:     Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015
Net earnings attributable to Starbucks	$751.8	$687.6
Weighted average common shares outstanding (for basic calculation)	1,457.5	1,485.9
Dilutive effect of outstanding common stock options and RSUs	13.0	17.4
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,470.5	1,503.3
EPS — basic	$0.52	$0.46
EPS — diluted	$0.51	$0.46
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 8.6 million and 2.4 million as of January 1, 2017 and December 27, 2015, respectively.
Note 11: Segment Reporting
Our chief executive officer and chief operating officer comprise the Company's Chief Operating Decision Maker function ("CODM"). Segment information is prepared on the same basis that our CODM manages the segments, evaluates financial results and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
January 1, 2017
Total net revenues	$3,991.4	$770.8	$262.4	$553.7	$154.6	$5,732.9
Depreciation and amortization expenses	152.4	48.6	7.6	0.6	2.9	212.1
Income from equity investees	—	42.5	—	41.9	—	84.4
Operating income	958.5	163.4	44.1	242.9	9.6	1,418.5

December 27, 2015
Total net revenues	$3,726.2	$653.6	$313.0	$512.1	$168.6	$5,373.5
Depreciation and amortization expenses	140.8	42.1	11.5	0.7	3.6	198.7
Income from equity investees	—	31.2	1.2	31.7	—	64.1
Operating income	934.6	127.1	48.1	193.3	5.9	1,309.0

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015
Total segment operating income	$1,418.5	$1,309.0
Unallocated corporate operating expenses	(285.9)	(251.0)
Consolidated operating income	1,132.6	1,058.0
Interest income and other, net	24.1	8.1
Interest expense	(23.8)	(16.5)
Earnings before income taxes	$1,132.9	$1,049.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding revenues, operating margins, comparable store sales, anticipated net new stores, the effects of foreign currency translation, earnings per share, tax rates, capital expenditures, sales leverage, other financial results, operational efficiencies, the health and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, investments in our business and partners, including investments in our digital platforms and innovation, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, and the expected effects of new accounting pronouncements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of incidents involving food or beverage-borne illnesses, tampering, contamination or mislabeling, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks first quarter results reflect strong operating and financial performance and our continued ability to make disciplined investments in our business and our partners (employees). Consolidated total net revenues increased 7% to $5.7 billion, primarily driven by incremental revenues from 2,163 net new store openings over the last 12 months, global comparable store sales growth of 3% and increased product sales to and royalty revenues from our licensees. Consolidated operating income increased $75 million, or 7%, to $1.1 billion. Operating margin expanded 10 basis points to 19.8%, primarily due to sales leverage and lower coffee costs, partially offset by higher investments in our store partners, largely in the Americas segment. Earnings per share of $0.51 increased 11% over the prior year quarter earnings per share of $0.46.
The Americas segment continued to perform well in the first quarter, growing revenues by 7% to $4.0 billion, primarily driven by incremental revenues from 884 net new store openings over the past 12 months and comparable store sales growth of 3%. All day-parts grew compared to a year ago with iced beverages, including espresso, coffee and tea, paired with the success of our food offerings, contributing to the increase in comparable store sales. Operating income increased $24 million and operating margin at 24.0% declined 110 basis points from a year ago primarily due to investments in our store partners, partially offset by sales leverage.
In our China/Asia Pacific segment, revenues grew by 18% to $771 million, primarily driven by incremental revenues from 1,003 net new stores over the past year, a 5% increase in comparable store sales and favorable foreign currency translation. Operating income grew 29%, to $163 million, while operating margin expanded 180 basis points to 21.2%. The overall operating margin expansion was primarily due to changes to certain business tax structures in China and higher income from our joint venture operations, partially offset by the impact of foreign currency translation.
We continue to execute our strategy of achieving the appropriate balance between company-operated and licensed stores in our EMEA segment. EMEA revenues declined $51 million, or 16%, primarily due to the shift to more licensed stores in the region, including the conversion of our Germany retail operations to licensed in the third quarter of fiscal 2016, and unfavorable foreign currency translation. Partially offsetting lower company-operated store revenues were higher licensed store sales, primarily resulting from the opening of 310 net new licensed stores and the transfer of 179 company-operated stores to licensed stores over the past 12 months. Operating margin expanded 140 basis points to 16.8% due to the shift in the portfolio towards more licensed stores, partially offset by unfavorable foreign currency exchange and sales deleverage in certain company-operated stores.
Channel Development segment revenues grew 8% for the quarter to $554 million, primarily due to higher sales of premium single-serve products and U.S. packaged coffee sales, as well as increased sales through our international channels, primarily associated with our European and North American regions. Operating income grew $50 million, or 26%, to $243 million. Operating margin increased 620 basis points to 43.9% in the first quarter of fiscal 2017 primarily due to lower coffee costs, strong performance from our North American Coffee Partnership joint venture and leverage on cost of sales and other operating expenses.
Fiscal 2017 — Financial Outlook for the Year
For fiscal 2017, we expect consolidated revenue growth in the mid-single-digits when compared to our 53-week results in fiscal 2016. After adjusting for the 2% of additional revenue attributable to the extra week in fiscal 2016 and the approximate 1% of anticipated unfavorable foreign currency translation for fiscal 2017, consolidated revenue growth is expected to be in the range of 8% to 10%. Revenue growth is expected to be driven by approximately 2,100 net new stores worldwide and global comparable store sales in the mid-single digits, with some expected improvement in global comparable store sales in the second half of fiscal 2017. Approximately 1,000 net new store openings will be in our China/Asia Pacific segment, approximately 800 net new stores coming from the Americas segment and the remaining store growth from the EMEA segment.
We expect consolidated operating margin to increase slightly and earnings per share to be in the range of $2.09 to $2.11 for full year fiscal 2017. Revenue growth and sales leverage are expected to be partially offset by the expansion of our investments in our partners (employees) and digital platforms, as well as our continued focus on product development and innovation. Partner and digital investments include enhanced wages and benefits and focus on mobile and loyalty programs. When compared to fiscal 2016, we expect global partner and digital investments to increase by approximately $250 million in fiscal 2017, further demonstrating the importance of and value creation realized from these investments.

Comparable Store Sales
Starbucks comparable store sales for the first quarter of fiscal 2017:

	Quarter Ended Jan 1, 2017
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	3%	(1)%	4%
Americas	3%	(2)%	5%
China/Asia Pacific	5%	2%	3%
EMEA	(1)%	(2)%	1%
Our comparable store sales represent the growth in revenues from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation.
Results of Operations (in millions)
Revenues

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015	% Change
Company-operated stores	$4,469.3	$4,210.6	6.1%
Licensed stores	602.4	540.6	11.4
CPG, foodservice and other	661.2	622.3	6.3
Total net revenues	$5,732.9	$5,373.5	6.7%
Total net revenues for the first quarter of fiscal 2017 increased $359 million compared to a year ago, primarily due to increased revenues from company-operated stores ($259 million). The increase in company-operated store revenues was driven by an increase in incremental revenues from 701 net new Starbucks® company-operated store openings over the past 12 months ($196 million) and a 3% growth in comparable store sales ($119 million), attributable to a 4% increase in average ticket. Partially offsetting these increases was the absence of revenue from the conversion of certain company-operated stores to licensed ($48 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($62 million) for the first quarter of fiscal 2017, primarily due to increased product sales to and royalty revenues from our licensees ($68 million), largely due to the opening of 1,482 net new Starbucks® licensed stores, the transfer of 179 company-operated stores to licensed stores over the past 12 months and improved comparable store sales. These increases were partially offset by unfavorable foreign currency translation ($13 million).
CPG, foodservice and other revenues increased $39 million for the first quarter of fiscal 2017, primarily due to increased sales of premium single-serve products ($16 million) and U.S. packaged coffee ($13 million), as well as increased sales through our international channels, primarily associated with our European and North American regions ($8 million).

Operating Expenses

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015	Jan 1, 2017	Dec 27, 2015
			As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,295.0	$2,186.2	40.0%	40.7%
Store operating expenses	1,638.2	1,506.2	28.6	28.0
Other operating expenses	145.4	146.2	2.5	2.7
Depreciation and amortization expenses	249.7	235.5	4.4	4.4
General and administrative expenses	356.4	305.5	6.2	5.7
Total operating expenses	4,684.7	4,379.6	81.7	81.5
Income from equity investees	84.4	64.1	1.5	1.2
Operating income	$1,132.6	$1,058.0	19.8%	19.7%
Store operating expenses as a % of company-operated store revenues			36.7%	35.8%
Other operating expenses as a % of non-company-operated store revenues			11.5%	12.6%
Cost of sales including occupancy costs as a percentage of total net revenues decreased 70 basis points for the first quarter of fiscal 2017, primarily due to leverage on cost of sales (approximately 50 basis points) and lower commodity costs, primarily coffee (approximately 40 basis points).
Store operating expenses as a percentage of total net revenues increased 60 basis points for the first quarter of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues increased 90 basis points for the first quarter, primarily driven by increased investments in our store partners, largely in the Americas segment (approximately 210 basis points), partially offset by sales leverage (approximately 150 basis points).
Other operating expenses as a percentage of total net revenues decreased 20 basis points for the first quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 110 basis points for the first quarter, primarily due to sales leverage (approximately 100 basis points) and an additional settlement related to the closure of our Target Canada stores in the second quarter of fiscal 2015 (approximately 40 basis points).
General and administrative expenses as a percentage of total net revenues increased 50 basis points for the first quarter of fiscal 2017, primarily driven by higher salaries and benefits related to digital platforms and innovation, as well as investments in store development and technology infrastructure.
Income from equity investees as a percentage of total net revenues increased 30 basis points for the first quarter of fiscal 2017 due to higher income from our joint ventures, primarily our North American Coffee Partnership, South Korea and China joint venture operations (approximately 20 basis points each), partially offset by the growth in our revenues associated with the composition of our store portfolio (approximately 30 basis points).
The combination of these changes resulted in an overall increase in operating margin of 10 basis points for the first quarter of fiscal 2017.

Other Income and Expenses

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015	Jan 1, 2017	Dec 27, 2015
			As a % of Total Net Revenues
Operating income	$1,132.6	$1,058.0	19.8%	19.7%
Interest income and other, net	24.1	8.1	0.4	0.2
Interest expense	(23.8)	(16.5)	(0.4)	(0.3)
Earnings before income taxes	1,132.9	1,049.6	19.8	19.5
Income tax expense	381.4	361.9	6.7	6.7
Net earnings including noncontrolling interests	751.5	687.7	13.1	12.8
Net earnings/(loss) attributable to noncontrolling interests	(0.3)	0.1	—	—
Net earnings attributable to Starbucks	$751.8	$687.6	13.1%	12.8%
Effective tax rate including noncontrolling interests			33.7%	34.5%
Net interest income and other increased $16 million for the first quarter of fiscal 2017, primarily related to net favorable fair value adjustments from derivative instruments used to manage our risk of commodity price fluctuations.
Interest expense increased $7 million primarily due to additional interest incurred on the long-term debt we issued in February and May 2016.
The effective tax rate for the quarter ended January 1, 2017 was 33.7% compared to 34.5% for the same quarter in fiscal 2016. The decrease was primarily related to an incremental tax benefit from higher domestic manufacturing deductions (approximately 30 basis points).

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015	Jan 1, 2017	Dec 27, 2015
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$3,561.0	$3,330.7	89.2%	89.4%
Licensed stores	421.3	387.6	10.6	10.4
Foodservice and other	9.1	7.9	0.2	0.2
Total net revenues	3,991.4	3,726.2	100.0	100.0
Cost of sales including occupancy costs	1,440.3	1,346.9	36.1	36.1
Store operating expenses	1,356.3	1,226.8	34.0	32.9
Other operating expenses	31.9	32.6	0.8	0.9
Depreciation and amortization expenses	152.4	140.8	3.8	3.8
General and administrative expenses	52.0	44.5	1.3	1.2
Total operating expenses	3,032.9	2,791.6	76.0	74.9
Operating income	$958.5	$934.6	24.0%	25.1%
Store operating expenses as a % of company-operated store revenues			38.1%	36.8%
Other operating expenses as a % of non-company-operated store revenues			7.4%	8.2%
Revenues
Americas total net revenues for the first quarter of fiscal 2017 increased $265 million, or 7%, primarily due to higher revenues from company-operated stores (contributing $230 million) and licensed stores (contributing $34 million).
The increase in company-operated store revenues was driven by incremental revenues from 342 net new Starbucks® company-operated store openings over the past 12 months ($138 million) and a 3% increase in comparable store sales ($91 million), attributable to a 5% increase in average ticket.
The increase in licensed store revenues was due to higher product sales to and royalty revenues from our licensees ($30 million), primarily resulting from the opening of 542 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues were flat for the first quarter of fiscal 2017, primarily due to leverage on cost of sales offset by higher rent expenses.
Store operating expenses as a percentage of total net revenues increased 110 basis points for the first quarter of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues increased 130 basis points for the first quarter, primarily driven by increased investments in our store partners (approximately 250 basis points), partially offset by sales leverage on salaries and benefits (approximately 90 basis points).
Other operating expenses as a percentage of total net revenues decreased 10 basis points for the first quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 80 basis points for the first quarter, primarily due to an additional settlement related to the closure of our Target Canada stores in the second quarter of fiscal 2015 (approximately 130 basis points).
General and administrative expenses as a percentage of total net revenues increased 10 basis points for the first quarter of fiscal 2017, primarily driven by higher salaries and benefits.
The combination of these changes resulted in an overall decrease in operating margin of 110 basis points for the first quarter of fiscal 2017.

China/Asia Pacific

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015	Jan 1, 2017	Dec 27, 2015
			As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$691.5	$580.1	89.7%	88.8%
Licensed stores	78.0	72.2	10.1	11.0
Foodservice and other	1.3	1.3	0.2	0.2
Total net revenues	770.8	653.6	100.0	100.0
Cost of sales including occupancy costs	337.3	295.0	43.8	45.1
Store operating expenses	204.3	175.3	26.5	26.8
Other operating expenses	19.1	14.8	2.5	2.3
Depreciation and amortization expenses	48.6	42.1	6.3	6.4
General and administrative expenses	40.6	30.5	5.3	4.7
Total operating expenses	649.9	557.7	84.3	85.3
Income from equity investees	42.5	31.2	5.5	4.8
Operating income	$163.4	$127.1	21.2%	19.4%
Store operating expenses as a % of company-operated store revenues			29.5%	30.2%
Other operating expenses as a % of non-company-operated store revenues			24.1%	20.1%
Revenues
China/Asia Pacific total net revenues for the first quarter of fiscal 2017 increased $117 million, or 18% over the prior year period, primarily from higher company-operated store revenues ($111 million), driven by incremental revenues from 373 net new company-operated store openings over the past 12 months ($63 million). Also contributing was a 5% increase in comparable store sales ($28 million) and favorable foreign currency translation ($20 million).
Licensed store revenues increased $6 million for the first quarter of fiscal 2017 due to increased product sales to and royalty revenues from licensees ($8 million), primarily resulting from the opening of 630 net new licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation ($3 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 130 basis points for the first quarter of fiscal 2017, primarily due favorability from changes to certain business tax structures in China (approximately 130 basis points) and lower coffee costs (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues decreased 30 basis points for the first quarter of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses decreased 70 basis points for the first quarter, primarily due to sales leverage on salaries and benefits (approximately 110 basis points), partially offset by higher payroll-related expenditures and partner investments (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues increased 20 basis points for the first quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses increased 400 basis points in the first quarter, primarily due to the timing of certain business taxes (approximately 200 basis points) and increased investment in our e-commerce business (approximately 110 basis points).
General and administrative expenses as a percentage of total net revenues increased 60 basis points for the first quarter of fiscal 2017, primarily due to continued focus on product quality and innovation (approximately 30 basis points).
Income from equity investees as a percentage of total net revenues increased 70 basis points for the first quarter of fiscal 2017, driven by higher income from our joint venture operations, primarily in South Korea and China (approximately 80 basis points and 50 basis points, respectively), partially offset by the shift in composition of our store portfolio to more company-operated stores (approximately 60 basis points).

The combination of these changes resulted in an overall increase in operating margin of 180 basis points for the first quarter of fiscal 2017.
EMEA

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015	Jan 1, 2017	Dec 27, 2015
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$145.9	$218.9	55.6%	69.9%
Licensed stores	102.2	79.7	38.9	25.5
Foodservice	14.3	14.4	5.4	4.6
Total net revenues	262.4	313.0	100.0	100.0
Cost of sales including occupancy costs	136.1	151.4	51.9	48.4
Store operating expenses	46.9	73.9	17.9	23.6
Other operating expenses	16.0	14.8	6.1	4.7
Depreciation and amortization expenses	7.6	11.5	2.9	3.7
General and administrative expenses	11.7	14.5	4.5	4.6
Total operating expenses	218.3	266.1	83.2	85.0
Income from equity investees	—	1.2	—	0.4
Operating income	$44.1	$48.1	16.8%	15.4%
Store operating expenses as a % of company-operated store revenues			32.1%	33.8%
Other operating expenses as a % of non-company-operated store revenues			13.7%	15.7%
Revenues
EMEA total net revenues decreased $51 million, or 16%, for the first quarter of fiscal 2017. The decrease was primarily due to a decline in company-operated store revenues ($73 million), driven by the shift to more licensed stores in the region ($48 million), which includes the absence of revenue related to the sale of our Germany retail operations in the third quarter of fiscal 2016, as well as unfavorable foreign currency translation ($20 million).
Licensed store revenues increased $23 million, or 28% due to higher product sales to and royalty revenues from our licensees ($30 million), primarily resulting from the opening of 310 net new licensed stores and the transfer of 179 company-operated stores to licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation ($9 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 350 basis points for the first quarter of fiscal 2017, primarily due to unfavorable foreign currency transactions (approximately 230 basis points), the shift in the composition of our store portfolio to more licensed stores, which have a lower gross margin (approximately 70 basis points), and sales deleverage in certain company-operated stores (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues decreased 570 basis points for the first quarter of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses decreased 170 basis points in the first quarter, primarily driven by the shift in the portfolio towards more licensed stores (approximately 200 basis points).
Other operating expenses as a percentage of total net revenues increased 140 basis points for the first quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 200 basis points for the first quarter, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 200 basis points).
Depreciation and amortization expense as a percentage of total net revenue decreased 80 basis points for the first quarter of fiscal 2017, primarily due to the shift in the portfolio towards more licensed stores (approximately 60 basis points).

Income from equity investees as a percentage of total net revenue decreased 40 basis points for the first quarter of fiscal 2017 as a result of the sale of our ownership interest in our Spanish joint venture, Starbucks Coffee España, S.L., in the first quarter of fiscal 2016.
The combination of these changes resulted in an overall increase in operating margin of 140 basis points for the first quarter of fiscal 2017.
Channel Development

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015	Jan 1, 2017	Dec 27, 2015
			As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$437.1	$399.2	78.9%	78.0%
Foodservice	116.6	112.9	21.1	22.0
Total net revenues	553.7	512.1	100.0	100.0
Cost of sales	288.5	285.4	52.1	55.7
Other operating expenses	60.4	60.3	10.9	11.8
Depreciation and amortization expenses	0.6	0.7	0.1	0.1
General and administrative expenses	3.2	4.1	0.6	0.8
Total operating expenses	352.7	350.5	63.7	68.4
Income from equity investees	41.9	31.7	7.6	6.2
Operating income	$242.9	$193.3	43.9%	37.7%
Revenues
Channel Development total net revenues for the first quarter of fiscal 2017 increased $42 million, or 8%, primarily driven by higher sales of premium single-serve products ($19 million) and U.S. packaged coffee ($10 million), as well as increased sales through our international channels, primarily associated with our European and North American regions ($8 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 360 basis points for the first quarter, primarily driven by lower coffee costs (approximately 210 basis points) and leverage on cost of sales (approximately 110 basis points).
Other operating expenses as a percentage of total net revenues decreased 90 basis points for the first quarter primarily driven by the lapping of costs associated with a conference held in the first quarter of fiscal 2016 (approximately 30 basis points), sales leverage on marketing expenses and salaries and benefits (approximately 20 basis points) and lower commissions expense (approximately 20 basis points).
Income from equity investees increased 140 basis points for the first quarter of fiscal 2017 due to higher income from our North American Coffee Partnership joint venture, primarily due to increased sales of Frappuccino® and Doubleshot® beverages and new product launches over the past 12 months, partially offset by increased marketing costs.
The combination of these changes resulted in an overall increase in operating margin of 620 basis points for the first quarter of fiscal 2017.

All Other Segments

	Quarter Ended
	Jan 1, 2017	Dec 27, 2015	% Change
Net revenues:
Company-operated stores	$70.9	$80.9	(12.4)%
Licensed stores	0.9	1.1	(18.2)
CPG, foodservice and other	82.8	86.6	(4.4)
Total net revenues	154.6	168.6	(8.3)
Cost of sales including occupancy costs	90.4	95.3	(5.1)
Store operating expenses	30.7	30.2	1.7
Other operating expenses	17.5	23.7	(26.2)
Depreciation and amortization expenses	2.9	3.6	(19.4)
General and administrative expenses	3.5	9.9	(64.6)
Total operating expenses	145.0	162.7	(10.9)
Operating income	$9.6	$5.9	62.7%
All Other Segments primarily includes Teavana, Seattle’s Best Coffee, Evolution Fresh, as well as certain developing businesses such as Siren Retail.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Jan 1, 2017	Dec 27, 2015	Jan 1, 2017	Dec 27, 2015
Americas
Company-operated stores	75	81	9,094	8,752
Licensed stores	176	90	6,764	6,222
Total Americas	251	171	15,858	14,974
China/Asia Pacific
Company-operated stores	104	90	2,915	2,542
Licensed stores	199	191	3,831	3,201
Total China/Asia Pacific	303	281	6,746	5,743
EMEA
Company-operated stores	(18)	(39)	505	698
Licensed stores	113	118	2,232	1,743
Total EMEA	95	79	2,737	2,441
All Other Segments
Company-operated stores	(2)	(1)	356	374
Licensed stores	2	(2)	37	39
Total All Other Segments	—	(3)	393	413
Total Company	649	528	25,734	23,571
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $3.5 billion as of January 1, 2017 and $3.4 billion as of October 2, 2016. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities, state and local government obligations and agency obligations. As of January 1, 2017, approximately $1.8 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
Our $1.5 billion unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of January 1, 2017, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of January 1, 2017.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of January 1, 2017, we had no outstanding borrowings under our commercial paper program.
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of January 1, 2017, we were in compliance with all applicable covenants.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of January 1, 2017 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect and other indirect tax consequences associated with repatriation.
As discussed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, our $400 million of 0.875% Senior Notes (the "2016 notes") were repaid in our first quarter of fiscal 2017. Additionally, during the first quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend to shareholders of $0.25 per share to be paid on February 24, 2017 to shareholders of record as of the close of business on February 9, 2017. We repurchased 7.6 million shares of common stock ($413.7 million) during the first quarter of fiscal 2017 under our ongoing share repurchase program. The number of remaining shares authorized for repurchase as of January 1, 2017 totaled 110.2 million.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2017 are expected to consist primarily of capital expenditures for new company-operated stores; remodeling and refurbishment of, and equipment upgrades for, existing company-operated stores; systems and technology investments in the stores and in the support infrastructure; and additional investments in manufacturing capacity. Total capital expenditures for fiscal 2017 are expected to be approximately $1.6 billion.
Cash Flows
Cash provided by operating activities was $1.5 billion for the first quarter of fiscal 2017, compared to $1.6 billion for the same period in fiscal 2016. The change was primarily due to the timing of our cash payments for income taxes, partially offset by increased earnings.
Cash used by investing activities for the first quarter of fiscal 2017 totaled $401.5 million, compared to $360.1 million for the first quarter of fiscal 2016. The change was primarily due to the net increase in purchases of investments.
Cash used by financing activities for the first quarter of fiscal 2017 totaled $1.2 billion, compared to $528.7 million for the same period in fiscal 2016. The change was primarily due to the repayment of the 2016 notes, as discussed above, as well as an increase in cash returned to shareholders through share repurchases and dividend payments.

Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $13.3 billion in total contractual obligations as of October 2, 2016. Other than the repayment of $400 million of long-term debt in the first quarter of fiscal 2017, as described in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
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
There has been no material change in the commodity price risk, foreign currency exchange risk, equity security price risk or interest rate risk discussed in Item 7A of the 10-K.
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
During the first quarter of fiscal 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (January 1, 2017).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended January 1, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period(1)
October 3, 2016 — October 30, 2016	3,626,682	$53.32	3,626,682	114,222,879
October 31, 2016 — November 27, 2016	2,408,132	53.39	2,408,132	111,814,747
November 28, 2016 — January 1, 2017	1,600,000	57.33	1,600,000	110,214,747
Total	7,634,814	$54.18	7,634,814

(1)	Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2017.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through September 13, 2016)	8-K	0-20322	9/16/2016	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended January 1, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 31, 2017

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer