Form 10-Q
period 2017-04-02
STARBUCKS CORP
filed 2017-05-02
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 26, 2017
Common Stock, par value $0.001 per share	1,448.1 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended April 2, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
Net revenues:
Company-operated stores	$4,195.4	$3,944.2	$8,664.7	$8,154.8
Licensed stores	546.7	493.1	1,149.1	1,033.8
CPG, foodservice and other	551.9	555.9	1,213.2	1,178.2
Total net revenues	5,294.0	4,993.2	11,027.0	10,366.8
Cost of sales including occupancy costs	2,141.2	2,010.3	4,436.2	4,196.5
Store operating expenses	1,586.4	1,466.4	3,224.6	2,972.6
Other operating expenses	134.7	139.6	280.1	285.8
Depreciation and amortization expenses	253.6	247.8	503.3	483.3
General and administrative expenses	326.8	330.5	683.1	636.0
Total operating expenses	4,442.7	4,194.6	9,127.3	8,574.2
Income from equity investees	84.1	65.6	168.6	129.7
Operating income	935.4	864.2	2,068.3	1,922.3
Interest income and other, net	67.9	14.5	92.0	22.5
Interest expense	(22.9)	(18.3)	(46.7)	(34.8)
Earnings before income taxes	980.4	860.4	2,113.6	1,910.0
Income tax expense	327.6	285.4	709.0	647.4
Net earnings including noncontrolling interests	652.8	575.0	1,404.6	1,262.6
Net loss attributable to noncontrolling interests	—	(0.1)	(0.3)	—
Net earnings attributable to Starbucks	$652.8	$575.1	$1,404.9	$1,262.6
Earnings per share - basic	$0.45	$0.39	$0.97	$0.85
Earnings per share - diluted	$0.45	$0.39	$0.96	$0.84
Weighted average shares outstanding:
Basic	1,453.2	1,472.1	1,455.3	1,479.0
Diluted	1,464.8	1,486.6	1,467.7	1,495.0
Cash dividends declared per share	$0.25	$0.20	$0.50	$0.40
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
Net earnings including noncontrolling interests	$652.8	$575.0	$1,404.6	$1,262.6
Other comprehensive loss, net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	1.9	3.8	(11.5)	4.8
Tax (expense)/benefit	(0.5)	(1.4)	3.6	(1.8)
Unrealized gains/(losses) on cash flow hedging instruments	(33.5)	(68.1)	80.0	(62.3)
Tax (expense)/benefit	7.7	17.4	(18.8)	14.7
Unrealized gains/(losses) on net investment hedging instruments	(25.2)	—	15.9	—
Tax (expense)/benefit	9.3	—	(5.9)	—
Translation adjustment and other	58.6	56.1	(113.2)	30.0
Tax (expense)/benefit	0.9	4.9	0.9	6.6
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	20.2	27.3	(61.5)	19.5
Tax expense/(benefit)	(3.5)	(4.1)	12.5	(1.3)
Other comprehensive income/(loss)	35.9	35.9	(98.0)	10.2
Comprehensive income including noncontrolling interests	688.7	610.9	1,306.6	1,272.8
Comprehensive loss attributable to noncontrolling interests	—	(0.1)	(0.3)	—
Comprehensive income attributable to Starbucks	$688.7	$611.0	$1,306.9	$1,272.8

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Apr 2, 2017	Oct 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,163.9	$2,128.8
Short-term investments	231.0	134.4
Accounts receivable, net	791.0	768.8
Inventories	1,323.6	1,378.5
Prepaid expenses and other current assets	409.9	347.4
Total current assets	4,919.4	4,757.9
Long-term investments	1,070.1	1,141.7
Equity and cost investments	391.2	354.5
Property, plant and equipment, net	4,564.5	4,533.8
Deferred income taxes, net	811.2	885.4
Other long-term assets	368.0	403.3
Other intangible assets	467.7	516.3
Goodwill	1,635.8	1,719.6
TOTAL ASSETS	$14,227.9	$14,312.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$686.9	$730.6
Accrued liabilities	1,730.6	1,999.1
Insurance reserves	217.9	246.0
Stored value card liability	1,339.7	1,171.2
Short-term debt	25.0	—
Current portion of long-term debt	—	399.9
Total current liabilities	4,000.1	4,546.8
Long-term debt	3,942.5	3,185.3
Other long-term liabilities	673.9	689.7
Total liabilities	8,616.5	8,421.8
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,447.7 and 1,460.5 shares, respectively	1.4	1.5
Additional paid-in capital	41.1	41.1
Retained earnings	5,768.9	5,949.8
Accumulated other comprehensive loss	(206.4)	(108.4)
Total shareholders’ equity	5,605.0	5,884.0
Noncontrolling interests	6.4	6.7
Total equity	5,611.4	5,890.7
TOTAL LIABILITIES AND EQUITY	$14,227.9	$14,312.5
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,404.6	$1,262.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	529.8	509.3
Deferred income taxes, net	62.8	260.2
Income earned from equity method investees	(129.4)	(96.5)
Distributions received from equity method investees	94.1	102.8
Gain resulting from sale of equity in joint venture and certain retail operations	(9.6)	(0.6)
Stock-based compensation	104.9	108.6
Excess tax benefit on share-based awards	(52.7)	(89.3)
Other	(11.4)	24.5
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(45.6)	(39.8)
Inventories	45.4	15.3
Accounts payable	(21.5)	(17.2)
Stored value card liability	179.2	216.2
Other operating assets and liabilities	(211.6)	(70.6)
Net cash provided by operating activities	1,939.0	2,185.5
INVESTING ACTIVITIES:
Purchases of investments	(485.7)	(579.0)
Sales of investments	470.6	247.7
Maturities and calls of investments	33.6	4.4
Additions to property, plant and equipment	(637.9)	(668.2)
Proceeds from sale of equity in joint venture	—	30.2
Other	54.1	12.1
Net cash used by investing activities	(565.3)	(952.8)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	25.0	149.1
Proceeds from issuance of long-term debt	750.2	499.7
Principal payments on long-term debt	(400.0)	—
Proceeds from issuance of common stock	97.5	79.6
Excess tax benefit on share-based awards	52.7	89.3
Cash dividends paid	(727.8)	(591.8)
Repurchase of common stock	(1,046.1)	(1,584.5)
Minimum tax withholdings on share-based awards	(70.1)	(103.6)
Other	0.7	(0.8)
Net cash used by financing activities	(1,317.9)	(1,463.0)
Effect of exchange rate changes on cash and cash equivalents	(20.7)	(5.4)
Net increase/(decrease) in cash and cash equivalents	35.1	(235.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,128.8	1,530.1
End of period	$2,163.9	$1,294.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$48.9	$34.4
Income taxes, net of refunds	$822.6	$458.1

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of April 2, 2017, and for the quarter and two quarters ended April 2, 2017 and March 27, 2016, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended April 2, 2017 and March 27, 2016 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and two quarters ended April 2, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2017 ("fiscal 2017").
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the measurement of goodwill impairment. Under this new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. Current guidance, however, requires an impairment charge to be calculated as the excess of the carrying value of goodwill over its implied fair value. During the second quarter of fiscal 2017, we elected to early-adopt this guidance on a prospective basis, and during the third quarter of fiscal 2017, we will conduct our annual goodwill impairment testing. Among our larger reporting units, the fair value of the Teavana reporting unit was closest to its carrying value per our most recently completed test in third quarter of fiscal 2016. As of April 2, 2017, goodwill attributed to this unit was $467.5 million. We will continue to assess its recoverability as management evaluates the performance and strategy of the reporting unit.
In October 2016, the FASB issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings at the beginning of our first quarter of fiscal 2019 but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
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
In March 2016, the FASB issued guidance related to stock-based compensation, which changes the accounting and classification of excess tax benefits and minimum tax withholdings on share-based awards. The guidance becomes effective at the beginning of our first quarter of fiscal 2018 but permits adoption in an earlier period. With this adoption, excess tax benefits and tax deficiencies related to stock-based compensation will be prospectively reflected as income tax expense in our consolidated statement of earnings instead of additional paid-in capital on our consolidated balance sheet. Additionally, within our consolidated statement of cash flows, this guidance will require excess tax benefits to be presented as an operating activity, rather than a financing activity, in the same manner as other cash flows related to income taxes. We are currently evaluating the timing and impact of adopting this guidance; however, as a result of the presentation requirements associated with the standard, we expect this adoption to have a significant impact on income tax expense and earnings per share, as reported in our consolidated statement of earnings, and consolidated statement of cash flows.
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
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of our first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets but will likely have an insignificant impact on our consolidated statements of earnings.
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
Fiscal 2016
During the third quarter of fiscal 2016, we sold our ownership interest in our Germany retail business to AmRest Holdings SE for a total of $47.3 million. This transaction converted these company-operated stores to a fully licensed market. The cumulative pre-tax gains recognized upon satisfying certain related contingent items were insignificant and were included in interest income and other, net on our condensed consolidated statement of earnings.
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
From time to time, we enter into forward contracts or use foreign currency-denominated debt to hedge the currency exposure of our net investment in certain international operations. The effective portion of these instruments' gain or loss is recorded in AOCI and is subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
Foreign currency forward and swap contracts not designated as hedging instruments are used to mitigate the foreign exchange risk of certain other balance sheet items. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency denominated payables and receivables; these gains and losses are recorded in interest income and other, net.
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
To mitigate the price uncertainty of a portion of our future purchases, primarily of dairy products, diesel fuel and other commodities, we enter into swap contracts, futures and collars that are not designated as hedging instruments. Gains and losses from these derivatives are recorded in interest income and other, net to help offset price fluctuations on our beverage, food, packaging and transportation costs, which are included in cost of sales including occupancy costs on our consolidated statements of earnings.
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Apr 2, 2017	Oct 2, 2016
Cash Flow Hedges:
Interest rates	$19.0	$20.5	$3.0	0
Cross-currency swaps	(9.0)	(7.7)	—	92
Foreign currency - other	11.5	(0.4)	9.6	34
Coffee	0.1	(1.6)	0.1	9
Net Investment Hedges:
Foreign currency	17.4	1.3	—	0
Foreign currency debt	(6.1)	—	—	84

Pretax gains and losses on derivative contracts and foreign-denominated long-term debt designated as hedging instruments recognized in other comprehensive income ("OCI") and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
Cash Flow Hedges:
Interest rates	$—	$(11.4)	$1.2	$1.3	$—	$(8.3)	$2.4	$2.8
Cross-currency swaps	(22.7)	(39.6)	(23.4)	(36.4)	52.6	(44.9)	54.2	(38.2)
Foreign currency - other	(10.7)	(18.1)	3.6	7.8	26.5	(8.8)	8.0	16.3
Coffee	(0.1)	0.9	(0.3)	(0.5)	0.9	(0.4)	(1.0)	(0.6)
Net Investment Hedges:
Foreign currency	(15.6)	—	—	—	25.5	—	—	—
Foreign currency debt	(9.6)	—	—	—	(9.6)	—	—	—
Pretax gains and losses on derivative contracts not designated as hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
Foreign currency	$(5.0)	$(4.0)	$3.4	$(1.9)
Coffee	—	0.1	—	—
Dairy	(2.4)	(1.4)	2.8	(7.0)
Diesel fuel and other commodities	0.4	0.5	0.5	(4.2)
Notional amounts of outstanding derivative contracts (in millions):

	Apr 2, 2017	Oct 2, 2016
Cross-currency swaps	$558	$660
Foreign currency - other	1,152	688
Coffee	99	7
Dairy	45	76
Diesel fuel and other commodities	50	46
Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Apr 2, 2017	Oct 2, 2016	Apr 2, 2017	Oct 2, 2016
Designated Derivative Hedging Instruments:
Cross-currency swaps	$7.5	$—	$11.9	$57.0
Foreign currency - other	21.4	20.8	6.3	24.0
Coffee	0.5	1.8	0.5	—
Non-designated Derivative Hedging Instruments:
Foreign currency	13.6	6.2	7.6	6.5
Dairy	0.2	1.5	1.4	1.6
Diesel fuel and other commodities	1.0	3.8	0.8	0.5

Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Apr 2, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,163.9	$2,163.9	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	3.3	—	3.3	—
Commercial paper	19.4	—	19.4	—
Corporate debt securities	52.7	—	52.7	—
Foreign government obligations	5.8	—	5.8
U.S. government treasury securities	63.7	63.7	—	—
State and local government obligations	3.0	—	3.0	—
Certificates of deposit	12.3	—	12.3	—
Total available-for-sale securities	160.2	63.7	96.5	—
Trading securities	70.8	70.8	—	—
Total short-term investments	231.0	134.5	96.5	—
Prepaid expenses and other current assets:
Derivative assets	21.7	0.6	21.1	—
Long-term investments:
Available-for-sale securities
Agency obligations	35.5	—	35.5	—
Corporate debt securities	419.6	—	419.6	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	62.4	—	62.4	—
U.S. government treasury securities	281.8	281.8	—	—
State and local government obligations	10.2	—	10.2	—
Mortgage and other asset-backed securities	254.7	—	254.7	—
Total long-term investments	1,070.1	281.8	782.4	5.9
Other long-term assets:
Derivative assets	22.5	—	22.5	—
Total assets	$3,509.2	$2,580.8	$922.5	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$13.6	$1.4	$12.2	$—
Other long-term liabilities:
Derivative liabilities	14.9	—	14.9	—
Total liabilities	$28.5	$1.4	$27.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,128.8	$2,128.8	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	1.3	—	1.3	—
Commercial paper	2.6	—	2.6	—
Corporate debt securities	34.2	—	34.2	—
Foreign government obligations	5.5	—	5.5	—
U.S. government treasury securities	15.8	15.8	—	—
State and local government obligations	0.5	—	0.5	—
Certificates of deposit	5.8	—	5.8	—
Total available-for-sale securities	65.7	15.8	49.9	—
Trading securities	68.7	68.7	—	—
Total short-term investments	134.4	84.5	49.9	—
Prepaid expenses and other current assets:
Derivative assets	27.7	3.1	24.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	44.4	—	44.4	—
Corporate debt securities	459.3	—	459.3	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	46.7	—	46.7	—
U.S. government treasury securities	358.2	358.2	—	—
State and local government obligations	57.5	—	57.5	—
Mortgage and other asset-backed securities	169.9	—	169.9	—
Total long-term investments	1,141.7	358.2	777.8	5.7
Other long-term assets:
Derivative assets	6.4	—	6.4	—
Total assets	$3,439.0	$2,574.6	$858.7	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$18.0	$1.7	$16.3	$—
Other long-term liabilities:
Derivative liabilities	71.6	—	71.6	—
Total	$89.6	$1.7	$87.9	$—
There were no transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of April 2, 2017 and October 2, 2016.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the quarter and two quarters ended April 2, 2017 and March 27, 2016, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories (in millions)

	Apr 2, 2017	Oct 2, 2016	Mar 27, 2016
Coffee:
Unroasted	$599.2	$561.6	$585.5
Roasted	272.8	300.4	261.8
Other merchandise held for sale	244.6	308.6	255.0
Packaging and other supplies	207.0	207.9	190.8
Total	$1,323.6	$1,378.5	$1,293.1
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of April 2, 2017, we had committed to purchasing green coffee totaling $441 million under fixed-price contracts and an estimated $676 million under price-to-be-fixed contracts. As of April 2, 2017, approximately $99 million of our price-to-be fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base "C" coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Apr 2, 2017	Oct 2, 2016
Land	$46.8	$46.6
Buildings	468.2	458.4
Leasehold improvements	6,042.5	5,892.9
Store equipment	1,983.7	1,931.7
Roasting equipment	603.3	605.4
Furniture, fixtures and other	1,431.3	1,366.9
Work in progress	311.5	271.4
Property, plant and equipment, gross	10,887.3	10,573.3
Accumulated depreciation	(6,322.8)	(6,039.5)
Property, plant and equipment, net	$4,564.5	$4,533.8

Accrued Liabilities

	Apr 2, 2017	Oct 2, 2016
Accrued compensation and related costs	$468.4	$510.8
Accrued occupancy costs	135.5	137.5
Accrued taxes	201.8	368.4
Accrued dividends payable	361.9	365.1
Accrued capital and other operating expenditures	563.0	617.3
Total accrued liabilities	$1,730.6	$1,999.1

Note 7:	Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of April 2, 2017, we had $25 million of borrowings outstanding under the program. The estimated fair value of the commercial paper approximates its carrying value.
Long-term Debt
In March 2017, we issued Japanese yen-denominated long-term debt in an underwritten registered public offering. The 7-year 0.372% Senior Notes (the "2024 notes") due March 2024 were issued with a face value of ¥85 billion, of which ¥76.0 billion has been designated to hedge the foreign currency exposure of our net investment in Japan. Interest on the 2024 notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017.
In December 2016, we repaid the $400 million of 0.875% Senior Notes (the "2016 notes") at maturity.
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Apr 2, 2017		Oct 2, 2016		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$—	$—	$400.0	$400	0.875%	0.941%
2018 notes	350.0	354	350.0	357	2.000%	2.012%
2021 notes	500.0	502	500.0	511	2.100%	2.293%
2021 notes	250.0	251	250.0	255	2.100%	1.600%
2022 notes	500.0	509	500.0	526	2.700%	2.819%
2023 notes	750.0	806	750.0	839	3.850%	2.860%
2024 notes (2)	761.1	762	—	—	0.372%	0.462%
2026 notes	500.0	480	500.0	509	2.450%	2.511%
2045 notes	350.0	370	350.0	417	4.300%	4.348%
Total	3,961.1	4,034	3,600.0	3,814
Aggregate debt issuance costs and unamortized premium, net	(18.6)		(14.8)
Total	$3,942.5		$3,585.2

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

(2)	Japanese yen-denominated long-term debt.
The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of April 2, 2017, we were in compliance with all applicable covenants.

The following table summarizes our long-term debt maturities as of April 2, 2017 by fiscal year (in millions):

Fiscal Year	Total
2018	$—
2019	350.0
2020	—
2021	750.0
2022	500.0
Thereafter	2,361.1
Total	$3,961.1

Note 8:	Equity
Changes in total equity (in millions):

	Two Quarters Ended
	Apr 2, 2017			Mar 27, 2016
	Attributable to Starbucks	Noncontrolling interests	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,884.0	$6.7	$5,890.7	$5,818.0	$1.8	$5,819.8
Net earnings including noncontrolling interests	1,404.9	(0.3)	1,404.6	1,262.6	—	1,262.6
Translation adjustment and other, net of reclassifications and tax	(112.3)	—	(112.3)	36.6	—	36.6
Unrealized gains/(losses), net of reclassifications and tax	14.3	—	14.3	(26.4)	—	(26.4)
Other comprehensive income/(loss)	(98.0)	—	(98.0)	10.2	—	10.2
Stock-based compensation expense	105.8	—	105.8	109.5	—	109.5
Exercise of stock options/vesting of RSUs	64.7	—	64.7	59.7	—	59.7
Sale of common stock	14.2	—	14.2	6.9	—	6.9
Repurchase of common stock	(1,046.1)	—	(1,046.1)	(1,584.5)	—	(1,584.5)
Cash dividends declared	(724.5)	—	(724.5)	(587.8)	—	(587.8)
Ending balance of total equity	$5,605.0	$6.4	$5,611.4	$5,094.6	$1.8	$5,096.4

Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
April 2, 2017
Net gains/(losses) in AOCI, beginning of period	$(7.6)	$31.6	$27.2	$(293.5)	$(242.3)
Net gains/(losses) recognized in OCI before reclassifications	1.4	(25.8)	(15.9)	59.5	19.2
Net (gains)/losses reclassified from AOCI to earnings	0.9	15.8	—	—	16.7
Other comprehensive income/(loss) attributable to Starbucks	2.3	(10.0)	(15.9)	59.5	35.9
Net gains/(losses) in AOCI, end of period	$(5.3)	$21.6	$11.3	$(234.0)	$(206.4)

March 27, 2016
Net gains/(losses) in AOCI, beginning of period	$0.8	$23.4	$1.3	$(250.6)	$(225.1)
Net gains/(losses) recognized in OCI before reclassifications	2.4	(50.7)	—	61.0	12.7
Net (gains)/losses reclassified from AOCI to earnings	(0.3)	23.5	—	—	23.2
Other comprehensive income/(loss) attributable to Starbucks	2.1	(27.2)	—	61.0	35.9
Net gains/(losses) in AOCI, end of period	$2.9	$(3.8)	$1.3	$(189.6)	$(189.2)
Two Quarters Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
April 2, 2017
Net gains/(losses) in AOCI, beginning of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)
Net gains/(losses) recognized in OCI before reclassifications	(7.9)	61.2	10.0	(112.3)	(49.0)
Net (gains)/losses reclassified from AOCI to earnings	1.5	(50.5)	—	—	(49.0)
Other comprehensive income/(loss) attributable to Starbucks	(6.4)	10.7	10.0	(112.3)	(98.0)
Net gains/(losses) in AOCI, end of period	$(5.3)	$21.6	$11.3	$(234.0)	$(206.4)

March 27, 2016
Net gains/(losses) in AOCI, beginning of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Net gains/(losses) recognized in OCI before reclassifications	3.0	(47.6)	—	36.6	(8.0)
Net (gains)/losses reclassified from AOCI to earnings	—	18.2	—	—	18.2
Other comprehensive income/(loss) attributable to Starbucks	3.0	(29.4)	—	36.6	10.2
Net gains/(losses) in AOCI, end of period	$2.9	$(3.8)	$1.3	$(189.6)	$(189.2)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Apr 2, 2017	Mar 27, 2016
Gains/(losses) on available-for-sale securities	$(1.2)	$0.5	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	1.2	1.3	Interest expense
Cross-currency swaps	(23.4)	(36.4)	Interest income and other, net
Foreign currency hedges	1.2	2.3	Revenues
Foreign currency/coffee hedges	2.1	5.0	Cost of sales including occupancy costs
	(20.1)	(27.3)	Total before tax
	3.4	4.1	Tax benefit
	$(16.7)	$(23.2)	Net of tax
Two Quarters Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Apr 2, 2017	Mar 27, 2016
Gains/(losses) on available-for-sale securities	$(2.0)	$0.2	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	2.4	2.8	Interest expense
Cross-currency swaps	54.2	(38.2)	Interest income and other, net
Foreign currency hedges	2.5	5.4	Revenues
Foreign currency/coffee hedges	4.5	10.3	Cost of sales including occupancy costs
	61.6	(19.5)	Total before tax
	(12.6)	1.3	Tax (expense)/benefit
	$49.0	$(18.2)	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of April 2, 2017.
We repurchased 19.0 million shares of common stock at a total cost of $1.0 billion, and 27.5 million shares at a total cost of $1.6 billion for two quarters ended April 2, 2017 and March 27, 2016, respectively. As of April 2, 2017, 98.9 million shares remained available for repurchase under current authorizations.
During the second quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend to shareholders of $0.25 per share to be paid on May 26, 2017 to shareholders of record as of the close of business on May 11, 2017.

Note 9:	Employee Stock Plans
As of April 2, 2017, there were 72.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 13.6 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
Options	$9.1	$7.5	$24.0	$23.0
Restricted Stock Units (“RSUs”)	40.8	43.8	80.9	85.6
Total stock-based compensation expense	$49.9	$51.3	$104.9	$108.6
Stock option and RSU transactions from October 2, 2016 through April 2, 2017 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 2, 2016	31.3	8.3
Granted	6.8	4.8
Options exercised/RSUs vested	(3.5)	(3.7)
Forfeited/expired	(1.0)	(0.8)
Options outstanding/Nonvested RSUs, April 2, 2017	33.6	8.6
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of April 2, 2017	$56.2	$192.2

Note 10:	Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
Net earnings attributable to Starbucks	$652.8	$575.1	$1,404.9	$1,262.6
Weighted average common shares outstanding (for basic calculation)	1,453.2	1,472.1	1,455.3	1,479.0
Dilutive effect of outstanding common stock options and RSUs	11.6	14.5	12.4	16.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,464.8	1,486.6	1,467.7	1,495.0
EPS — basic	$0.45	$0.39	$0.97	$0.85
EPS — diluted	$0.45	$0.39	$0.96	$0.84
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 5.2 million as of April 2, 2017 and March 27, 2016.

Note 11:	Segment Reporting
Our chief executive officer and chief operating officer comprised the Company's Chief Operating Decision Maker function ("CODM"). Segment information is prepared on the same basis that our CODM manages the segments, evaluates financial results and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
April 2, 2017
Total net revenues	$3,720.4	$768.9	$231.7	$461.3	$111.7	$5,294.0
Depreciation and amortization expenses	155.4	49.3	7.6	0.6	3.5	216.4
Income from equity investees	—	44.1	—	40.0	—	84.1
Operating income/(loss)	826.1	175.9	27.7	193.6	(25.5)	1,197.8

March 27, 2016
Total net revenues	$3,455.6	$677.9	$268.3	$461.2	$130.2	$4,993.2
Depreciation and amortization expenses	151.7	44.0	10.7	0.7	3.4	210.5
Income from equity investees	—	32.7	0.3	32.6	—	65.6
Operating income/(loss)	812.0	129.3	27.6	182.0	(19.2)	1,131.7
Two Quarters Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
April 2, 2017
Total net revenues	$7,711.8	$1,539.6	$493.9	$1,014.9	$266.8	$11,027.0
Depreciation and amortization expenses	307.8	98.0	15.2	1.2	6.3	428.5
Income from equity investees	—	86.6	—	82.0	—	168.6
Operating income/(loss)	1,784.6	339.1	71.6	436.4	(15.4)	2,616.3

March 27, 2016
Total net revenues	$7,181.8	$1,331.4	$581.4	$973.3	$298.9	$10,366.8
Depreciation and amortization expenses	292.5	86.1	22.2	1.4	7.0	409.2
Income from equity investees	—	63.9	1.5	64.3	—	129.7
Operating income/(loss)	1,746.5	256.1	75.8	375.2	(13.1)	2,440.5

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
Total segment operating income	$1,197.8	$1,131.7	$2,616.3	$2,440.5
Unallocated corporate operating expenses	(262.4)	(267.5)	(548.0)	(518.2)
Consolidated operating income	935.4	864.2	2,068.3	1,922.3
Interest income and other, net	67.9	14.5	92.0	22.5
Interest expense	(22.9)	(18.3)	(46.7)	(34.8)
Earnings before income taxes	$980.4	$860.4	$2,113.6	$1,910.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding revenues, operating margins, comparable store sales, anticipated net new stores, the effects of foreign currency translation, the repositioning of the EMEA segment to a predominately licensed model, earnings per share, tax rates, capital expenditures, sales leverage, other financial results, the health, strength and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, investments in our business and partners, including investments in our digital platforms, product development and innovation, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, and the expected effects of new accounting pronouncements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of incidents involving food or beverage-borne illnesses, tampering, contamination or mislabeling, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks second quarter results reflect strong operating and financial performance and our continued ability to make disciplined investments in our business and our partners (employees). Consolidated total net revenues increased 6% to $5.3 billion, primarily driven by incremental revenues from 2,240 net new store openings over the last 12 months and global comparable store sales growth of 3%. Consolidated operating income increased $71 million, or 8%, to $935 million. Operating margin expanded 40 basis points to 17.7%, primarily due to sales leverage, partially offset by increased partner investments, largely in the Americas segment. Earnings per share of $0.45 increased 15% over the prior year quarter earnings per share of $0.39.
The Americas segment continued to perform well in the second quarter, growing revenues by 8% to $3.7 billion, primarily driven by incremental revenues from 952 net new store openings over the past 12 months and comparable store sales growth of 3%. Continued strength in all dayparts from the success of our food offerings and iced beverages contributed to the increase in comparable store sales. Operating income increased $14 million and operating margin at 22.2% declined 130 basis points from a year ago, primarily due to increased investments in our store partners and a product mix shift towards food, partially offset by sales leverage.
In our China/Asia Pacific segment, revenues grew by 13% to $769 million, primarily driven by incremental revenues from 1,015 net new stores over the past 12 months and a 3% increase in comparable store sales. Operating income grew 36% to $176 million, while operating margin expanded 380 basis points to 22.9%. The overall operating margin expansion was primarily due to the transition to China's new value added tax structure and sales leverage.
We continue to execute on our strategy of repositioning the EMEA segment to a predominantly licensed model. As part of this strategy, EMEA revenues declined $37 million, or 14%, primarily due to the absence of revenue related to the sale of our

Germany retail operations in the third quarter of fiscal 2016. Partially offsetting lower company-operated store revenues were higher licensed store sales, primarily resulting from the opening of 304 net new licensed stores and the transfer of 174 company-operated stores to licensed stores over the past 12 months. Operating margin expanded 170 basis points to 12.0% due to sales leverage driven by the shift in the portfolio towards more licensed stores, primarily related to the sale of our Germany retail operations in the third quarter of fiscal 2016, partially offset by unfavorable foreign currency exchange and sales deleverage in certain company-operated stores.
Channel Development segment revenues were flat, primarily driven by increased sales of packaged coffee as well as higher international and foodservice sales, offset by an unfavorable revenue deduction adjustment pertaining to prior periods. Operating income grew $12 million, or 6%, to $194 million. Operating margin increased 250 basis points to 42.0% in the second quarter of fiscal 2017 primarily due to lower coffee costs, leverage on cost of sales and higher income from our North American Coffee Partnership joint venture, partially offset by an unfavorable revenue deduction adjustment pertaining to prior periods.
Fiscal 2017 — Financial Outlook for the Year
For fiscal 2017, we expect consolidated revenue growth in the mid-single-digits when compared to our 53-week results in fiscal 2016. After adjusting for the 2% of additional revenue attributable to the extra week in fiscal 2016 and the approximate 1% of anticipated unfavorable foreign currency translation for fiscal 2017, consolidated revenue growth is expected to be at the lower end of the range of 8% to 10%. Revenue growth is expected to be driven by approximately 2,100 net new stores worldwide and global comparable store sales in the mid-single digits, with some expected improvement in global comparable store sales in the second half of fiscal 2017. Approximately 1,000 net new store openings will be in our China/Asia Pacific segment, approximately 800 net new stores coming from the Americas segment and the remaining store growth from the EMEA segment.
We expect consolidated operating margin to increase slightly and earnings per share to be in the range of $2.06 to $2.10 for fiscal 2017. Revenue growth and sales leverage are expected to be partially offset by investments in our partners (employees) and digital platforms, as well as our continued focus on product development and innovation, which includes the expansion of our Starbucks Reserve® and Roastery businesses. When compared to fiscal 2016, we expect these investments to increase by more than $250 million in fiscal 2017 and will continue to elevate both our global brand and customer experience.

Comparable Store Sales
Starbucks comparable store sales for the second quarter and the first two quarters of fiscal 2017:

	Quarter Ended Apr 2, 2017			Two Quarters Ended Apr 2, 2017
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	3%	(1)%	4%	3%	(1)%	4%
Americas	3%	(1)%	4%	3%	(1)%	4%
China/Asia Pacific	3%	1%	1%	4%	2%	2%
EMEA(1)	(1)%	—%	(1)%	(1)%	(1)%	—%
(1)Company-operated stores represent 18% of the EMEA segment store portfolio as of April 2, 2017.
Our comparable store sales represent the growth in revenues from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation. Refer to our Quarterly Store Data also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended			Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	% Change	Apr 2, 2017	Mar 27, 2016	% Change
Company-operated stores	$4,195.4	$3,944.2	6.4%	$8,664.7	$8,154.8	6.3%
Licensed stores	546.7	493.1	10.9	1,149.1	1,033.8	11.2
CPG, foodservice and other	551.9	555.9	(0.7)	1,213.2	1,178.2	3.0
Total net revenues	$5,294.0	$4,993.2	6.0%	$11,027.0	$10,366.8	6.4%
Quarter ended April 2, 2017 compared with quarter ended March 27, 2016
Total net revenues for the second quarter of fiscal 2017 increased $301 million compared to a year ago, primarily due to increased revenues from company-operated stores ($251 million). The increase in company-operated store revenues was driven by an increase in incremental revenues from 763 net new Starbucks® company-operated store openings over the past 12 months ($207 million) and 3% growth in comparable store sales ($105 million), attributable to a 4% increase in average ticket. Partially offsetting these increases was the absence of revenue from the conversion of certain company-operated stores to licensed ($39 million) and the impact of unfavorable foreign currency translation ($9 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($54 million), primarily due to increased product sales to and royalty revenues from our licensees ($60 million), largely due to the opening of 1,499 net new Starbucks® licensed stores, the transfer of 174 company-operated stores to licensed stores over the past 12 months and improved comparable store sales. These increases were partially offset by unfavorable foreign currency translation ($8 million).
CPG (consumer packaged goods), foodservice and other revenues decreased $4 million, primarily due to an unfavorable revenue deduction adjustment pertaining to prior periods ($21 million), partially offset by increased U.S. packaged coffee ($10 million) and foodservice sales ($10 million).
Two quarters ended April 2, 2017 compared with two quarters ended March 27, 2016
Total net revenues for the first two quarters of fiscal 2017 increased $660 million compared to a year ago, primarily due to increased revenues from company-operated stores ($510 million). The increase in company-operated store revenues was driven by an increase in incremental revenues from 763 net new Starbucks® company-operated store openings over the past 12 months ($407 million) and 3% growth in comparable store sales ($224 million), attributable to a 4% increase in average ticket. Partially offsetting these increases was the absence of revenue from the conversion of certain company-operated stores to licensed ($87 million) and the impact of unfavorable foreign currency translation ($8 million).
Licensed store revenue growth also contributed to the increase in total net revenues $115 million, primarily due to increased product sales to and royalty revenues from our licensees ($129 million), largely due to the opening of 1,499 net new Starbucks® licensed stores, the transfer of 174 company-operated stores to licensed stores over the past 12 months and improved comparable store sales. These increases were partially offset by unfavorable foreign currency translation ($22 million).

CPG, foodservice and other revenues increased $35 million, primarily due to increased sales of U.S. packaged coffee ($20 million) and premium single-serve products ($19 million), as well as increased sales through our international channels, primarily associated with our European and North American regions ($15 million). Increased sales were partially offset by an unfavorable revenue deduction adjustment pertaining to prior periods ($13 million).
Operating Expenses

	Quarter Ended				Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
			As a % of Total Net Revenues				As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,141.2	$2,010.3	40.4%	40.3%	$4,436.2	$4,196.5	40.2%	40.5%
Store operating expenses	1,586.4	1,466.4	30.0	29.4	3,224.6	2,972.6	29.2	28.7
Other operating expenses	134.7	139.6	2.5	2.8	280.1	285.8	2.5	2.8
Depreciation and amortization expenses	253.6	247.8	4.8	5.0	503.3	483.3	4.6	4.7
General and administrative expenses	326.8	330.5	6.2	6.6	683.1	636.0	6.2	6.1
Total operating expenses	4,442.7	4,194.6	83.9	84.0	9,127.3	8,574.2	82.8	82.7
Income from equity investees	84.1	65.6	1.6	1.3	168.6	129.7	1.5	1.3
Operating income	$935.4	$864.2	17.7%	17.3%	$2,068.3	$1,922.3	18.8%	18.5%
Store operating expenses as a % of company-operated store revenues			37.8%	37.2%			37.2%	36.5%
Other operating expenses as a % of non-company-operated store revenues			12.3%	13.3%			11.9%	12.9%
Quarter ended April 2, 2017 compared with quarter ended March 27, 2016
Cost of sales including occupancy costs as a percentage of total net revenues increased 10 basis points for the second quarter of fiscal 2017, primarily due to a product mix shift towards food (approximately 80 basis points), partially offset by leverage on cost of sales including occupancy costs (approximately 30 basis points) and lower coffee costs (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues increased 60 basis points for the second quarter of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues increased 60 basis points, primarily driven by increased investments in our store partners, largely in the Americas segment (approximately 130 basis points), partially offset by sales leverage (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues decreased 30 basis points for the second quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 100 basis points, primarily due to sales leverage.
General and administrative expenses as a percentage of total net revenues decreased 40 basis points, primarily driven by the lapping of employment taxes accrued in the prior year period (approximately 50 basis points), and reduced performance-based compensation (approximately 10 basis points). Partially offsetting this favorability was higher salaries and benefits related to digital platforms, technology infrastructure and innovations.
Income from equity investees increased $19 million, primarily due to higher income from our joint ventures, primarily our China and South Korea as well as our North American Coffee Partnership joint venture operations.
The combination of these changes resulted in an overall increase in operating margin of 40 basis points for the second quarter of fiscal 2017.

Two quarters ended April 2, 2017 compared with two quarters ended March 27, 2016
Cost of sales including occupancy costs as a percentage of total net revenues decreased 30 basis points for the first two quarters of fiscal 2017, primarily due to leverage on cost of sales including occupancy costs (approximately 40 basis points) and lower coffee costs (approximately 30 basis points), partially offset by a product mix shift towards food (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 50 basis points for the first two quarters of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues increased 70 basis points, primarily driven by increased investments in our store partners, largely in the Americas segment (approximately 160 basis points), partially offset by sales leverage (approximately 90 basis points).
Other operating expenses as a percentage of total net revenues decreased 30 basis points for the first two quarters of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 100 basis points, primarily due to sales leverage.
General and administrative expenses as a percentage of total net revenues increased 10 basis points, primarily driven by higher salaries and benefits related to digital platforms, technology infrastructure and innovations, partially offset by lower employment taxes, including the lapping of employment taxes accrued in prior periods (approximately 20 basis points) and lower performance-based compensation (approximately 10 basis points).
Income from equity investees increased $39 million due to higher income from our joint ventures, primarily our North American Coffee Partnership, China and South Korea joint venture operations.
The combination of these changes resulted in an overall increase in operating margin of 30 basis points for the first two quarters of fiscal 2017.
Other Income and Expenses

	Quarter Ended				Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
			As a % of Total Net Revenues				As a % of Total Net Revenues
Operating income	$935.4	$864.2	17.7%	17.3%	$2,068.3	$1,922.3	18.8%	18.5%
Interest income and other, net	67.9	14.5	1.3	0.3	92.0	22.5	0.8	0.2
Interest expense	(22.9)	(18.3)	(0.4)	(0.4)	(46.7)	(34.8)	(0.4)	(0.3)
Earnings before income taxes	980.4	860.4	18.5	17.2	2,113.6	1,910.0	19.2	18.4
Income tax expense	327.6	285.4	6.2	5.7	709.0	647.4	6.4	6.2
Net earnings including noncontrolling interests	652.8	575.0	12.3	11.5	1,404.6	1,262.6	12.7	12.2
Net loss attributable to noncontrolling interests	—	(0.1)	—	—	(0.3)	—	—	—
Net earnings attributable to Starbucks	$652.8	$575.1	12.3%	11.5%	$1,404.9	$1,262.6	12.7%	12.2%
Effective tax rate including noncontrolling interests			33.4%	33.2%			33.5%	33.9%
Quarter ended April 2, 2017 compared with quarter ended March 27, 2016
Net interest income and other increased $53 million primarily related to the gain on the sale of our investment in Square, Inc. warrants ($41 million) and an adjustment associated with estimated indemnifications related to the sale of our Germany retail operations, which occurred in fiscal 2016.
Interest expense increased $5 million primarily due to additional interest incurred on the long-term debt we issued in February 2016, May 2016 and March 2017, partially offset by lower interest expense from the repayment of our 2016 notes in the first quarter of fiscal 2017.
The effective tax rate for the quarter ended April 2, 2017 was 33.4% compared to 33.2% for the same quarter in fiscal 2016. The increase was primarily related to income tax credits associated with additional employment taxes recorded in fiscal 2016 (approximately 70 basis points), partially offset by favorability from our mix of earnings in foreign jurisdictions (approximately 30 basis points).

Two quarters ended April 2, 2017 compared with two quarters ended March 27, 2016
Net interest income and other increased $70 million primarily related to the gain on the sale of our investment in Square, Inc. warrants ($41 million), net favorable fair value adjustments from derivative instruments used to manage our risk of commodity price fluctuations ($15 million) and an adjustment associated with estimated indemnifications related to the sale of our Germany retail operations, which occurred in fiscal 2016.
Interest expense increased $12 million primarily due to additional interest incurred on the long-term debt we issued in February 2016, May 2016 and March 2017, partially offset by lower interest expense from the repayment of the 2016 notes in the first quarter of fiscal 2017.
The effective tax rate for the two quarters ended April 2, 2017 was 33.5% compared to 33.9% for the same period in fiscal 2016. The decrease was primarily related to favorability from our mix of earnings in foreign jurisdictions (approximately 20 basis points).
Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
			As a % of Americas Total Net Revenues				As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$3,334.9	$3,097.5	89.6%	89.6%	$6,895.9	$6,428.2	89.4%	89.5%
Licensed stores	376.7	351.8	10.1	10.2	798.0	739.4	10.3	10.3
Foodservice and other	8.8	6.3	0.2	0.2	17.9	14.2	0.2	0.2
Total net revenues	3,720.4	3,455.6	100.0	100.0	7,711.8	7,181.8	100.0	100.0
Cost of sales including occupancy costs	1,354.9	1,230.0	36.4	35.6	2,795.2	2,576.9	36.2	35.9
Store operating expenses	1,299.1	1,186.7	34.9	34.3	2,655.5	2,413.5	34.4	33.6
Other operating expenses	31.5	27.7	0.8	0.8	63.4	60.4	0.8	0.8
Depreciation and amortization expenses	155.4	151.7	4.2	4.4	307.8	292.5	4.0	4.1
General and administrative expenses	53.4	47.5	1.4	1.4	105.3	92.0	1.4	1.3
Total operating expenses	2,894.3	2,643.6	77.8	76.5	5,927.2	5,435.3	76.9	75.7
Operating income	$826.1	$812.0	22.2%	23.5%	$1,784.6	$1,746.5	23.1%	24.3%
Store operating expenses as a % of company-operated store revenues			39.0%	38.3%			38.5%	37.5%
Other operating expenses as a % of non-company-operated store revenues			8.2%	7.7%			7.8%	8.0%
Quarter ended April 2, 2017 compared with quarter ended March 27, 2016
Revenues
Americas total net revenues for the second quarter of fiscal 2017 increased $265 million, or 8%, primarily due to higher revenues from company-operated stores (contributing $237 million) and licensed stores (contributing $25 million).
The increase in company-operated store revenues was driven by incremental revenues from 386 net new Starbucks® company-operated store openings over the past 12 months ($136 million) and a 3% increase in comparable store sales ($90 million), attributable to a 4% increase in average ticket, and favorable foreign currency translation ($11 million).

The increase in licensed store revenues was due to higher product sales to and royalty revenues from our licensees ($25 million), primarily resulting from the opening of 566 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 80 basis points for the second quarter of fiscal 2017, primarily due to a product mix shift towards food (approximately 80 basis points).
Store operating expenses as a percentage of total net revenues increased 60 basis points for the second quarter of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues increased 70 basis points, primarily driven by increased investments in our store partners (approximately 160 basis points), partially offset by sales leverage on salaries and benefits (approximately 110 basis points).
General and administrative expenses as a percentage of total net revenues were flat, primarily driven by higher salaries and benefits (approximately 20 basis points), partially offset by lower performance-based compensation (approximately 10 basis points).
The combination of these changes resulted in an overall decrease in operating margin of 130 basis points for the second quarter of fiscal 2017.
Two quarters ended April 2, 2017 compared with two quarters ended March 27, 2016
Revenues
Americas total net revenues for the first two quarters of fiscal 2017 increased $530 million, or 7% primarily due to higher revenues from company-operated stores (contributing $468 million) and licensed stores (contributing $59 million).
The increase in company-operated store revenues was driven by incremental revenues from 386 net new Starbucks® company-operated store openings over the past 12 months ($274 million) and a 3% increase in comparable store sales ($181 million), attributable to a 4% increase in average ticket, and favorable foreign currency translation ($13 million).
The increase in licensed store revenues was due to higher product sales to and royalty revenues from our licensees ($55 million), primarily resulting from the opening of 566 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 30 basis points for the first two quarters of fiscal 2017, primarily due to a product mix shift towards food (approximately 80 basis points), partially offset by leverage on cost of sales including occupancy costs (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues increased 80 basis points for the first two quarters of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues increased 100 basis points, primarily driven by increased investments in our store partners (approximately 210 basis points), partially offset by sales leverage on salaries and benefits (approximately 100 basis points).
General and administrative expenses as a percentage of total net revenues increased 10 basis points, primarily driven by higher salaries and benefits (approximately 20 basis points).
The combination of these changes resulted in an overall decrease in operating margin of 120 basis points for the first two quarters of fiscal 2017.

China/Asia Pacific

	Quarter Ended				Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
			As a % of CAP Total Net Revenues				As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$687.8	$608.5	89.5%	89.8%	$1,379.2	$1,188.6	89.6%	89.3%
Licensed stores	78.4	67.0	10.2	9.9	156.4	139.1	10.2	10.4
Foodservice and other	2.7	2.4	0.4	0.4	4.0	3.7	0.3	0.3
Total net revenues	768.9	677.9	100.0	100.0	1,539.6	1,331.4	100.0	100.0
Cost of sales including occupancy costs	333.5	307.2	43.4	45.3	670.8	602.3	43.6	45.2
Store operating expenses	202.5	182.3	26.3	26.9	406.8	357.6	26.4	26.9
Other operating expenses	17.6	17.2	2.3	2.5	36.7	32.1	2.4	2.4
Depreciation and amortization expenses	49.3	44.0	6.4	6.5	98.0	86.1	6.4	6.5
General and administrative expenses	34.2	30.6	4.4	4.5	74.8	61.1	4.9	4.6
Total operating expenses	637.1	581.3	82.9	85.8	1,287.1	1,139.2	83.6	85.6
Income from equity investees	44.1	32.7	5.7	4.8	86.6	63.9	5.6	4.8
Operating income	$175.9	$129.3	22.9%	19.1%	$339.1	$256.1	22.0%	19.2%
Store operating expenses as a % of company-operated store revenues			29.4%	30.0%			29.5%	30.1%
Other operating expenses as a % of non-company-operated store revenues			21.7%	24.8%			22.9%	22.5%
Quarter ended April 2, 2017 compared with quarter ended March 27, 2016
Revenues
China/Asia Pacific total net revenues for the second quarter of fiscal 2017 increased $91 million, or 13% over the prior year period, primarily from higher company-operated store revenues ($79 million), driven by incremental revenues from 386 net new company-operated store openings over the past 12 months ($71 million). Also contributing was a 3% increase in comparable store sales ($16 million), partially offset by unfavorable foreign currency translation ($7 million).
Licensed store revenues increased $11 million due to increased product sales to and royalty revenues from licensees ($13 million), primarily resulting from the opening of 629 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 190 basis points for the second quarter of fiscal 2017, primarily due to favorability from the transition to China's new value added tax structure (approximately 160 basis points) and leverage on cost of sales including occupancy costs (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues decreased 60 basis points for the second quarter of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses also decreased 60 basis points, primarily due to sales leverage on salaries and benefits (approximately 110 basis points), partially offset by higher payroll-related expenditures and partner investments (approximately 50 basis points).
Other operating expenses as a percentage of total net revenues decreased 20 basis points for the second quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 310 basis points in the second quarter, primarily due to the lapping of investments in regional leadership and training conferences in the prior year (approximately 200 basis points).
Income from equity investees increased $11 million due to higher income from our joint venture operations, primarily in China and South Korea. Our China joint venture operations benefited from the new value added tax structure.

The combination of these changes resulted in an overall increase in operating margin of 380 basis points for the second quarter of fiscal 2017.
Two quarters ended April 2, 2017 compared with two quarters ended March 27, 2016
Revenues
China/Asia Pacific total net revenues for the first two quarters of fiscal 2017 increased $208 million, or 16% over the prior year period, primarily from higher company-operated store revenues ($191 million), driven by incremental revenues from 386 net new company-operated store openings over the past 12 months ($133 million). Also contributing was a 4% increase in comparable store sales ($44 million) and favorable foreign currency translation ($13 million).
Licensed store revenues increased $17 million due to increased product sales to and royalty revenues from licensees ($21 million), primarily resulting from the opening of 629 net new licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation ($4 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 160 basis points for the first two quarters of fiscal 2017, primarily driven by favorability from the transition to China's new value added tax structure (approximately 140 basis points).
Store operating expenses as a percentage of total net revenues decreased 50 basis points for the first two quarters of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses decreased 60 basis points for the first two quarters of fiscal 2017, primarily due to sales leverage on salaries and benefits (approximately 120 basis points), partially offset by higher payroll-related expenditures and partner investments (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues was flat for the first two quarters of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses increased 40 basis points, primarily due to the timing of certain business taxes (approximately 110 basis points) and increased investment in our e-commerce business (approximately 100 basis points), partially offset by the lapping of investments in regional leadership and training conferences in the prior year (approximately 90 basis points).
General and administrative expenses as a percentage of total net revenues increased 30 basis points, primarily due to continued focus on product quality and innovation (approximately 30 basis points).
Income from equity investees increased $23 million, driven by higher income from our joint venture operations, primarily in China and South Korea. Our China joint venture operations benefited from the new value added tax structure.
The combination of these changes resulted in an overall increase in operating margin of 280 basis points for the first two quarters of fiscal 2017.

EMEA

	Quarter Ended				Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
			As a % of EMEA Total Net Revenues				As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$127.5	$182.8	55.0%	68.1%	$273.4	$401.7	55.4%	69.1%
Licensed stores	90.9	73.3	39.2	27.3	193.0	153.1	39.1	26.3
Foodservice	13.3	12.2	5.7	4.5	27.5	26.6	5.6	4.6
Total net revenues	231.7	268.3	100.0	100.0	493.9	581.4	100.0	100.0
Cost of sales including occupancy costs	122.6	136.6	52.9	50.9	258.7	288.0	52.4	49.5
Store operating expenses	50.3	66.5	21.7	24.8	97.1	140.4	19.7	24.1
Other operating expenses	14.1	13.9	6.1	5.2	30.2	28.7	6.1	4.9
Depreciation and amortization expenses	7.6	10.7	3.3	4.0	15.2	22.2	3.1	3.8
General and administrative expenses	9.4	13.3	4.1	5.0	21.1	27.8	4.3	4.8
Total operating expenses	204.0	241.0	88.0	89.8	422.3	507.1	85.5	87.2
Income from equity investees	—	0.3	—	0.1	—	1.5	—	0.3
Operating income	$27.7	$27.6	12.0%	10.3%	$71.6	$75.8	14.5%	13.0%
Store operating expenses as a % of company-operated store revenues			39.5%	36.4%			35.5%	35.0%
Other operating expenses as a % of non-company-operated store revenues			13.5%	16.3%			13.7%	16.0%
Quarter ended April 2, 2017 compared with quarter ended March 27, 2016
Revenues
EMEA total net revenues decreased $37 million, or 14%, for the second quarter of fiscal 2017. The decrease was primarily due to a decline in company-operated store revenues ($55 million), driven by the shift to more licensed stores in the region ($39 million), which includes the absence of revenue related to the sale of our Germany retail operations in the third quarter of fiscal 2016, as well as unfavorable foreign currency translation ($14 million).
Licensed store revenues increased $18 million, or 24% due to higher product sales to and royalty revenues from our licensees ($23 million), primarily resulting from the opening of 304 net new licensed stores and the transfer of 174 company-operated stores to licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation ($7 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 200 basis points for the second quarter of fiscal 2017, primarily due to unfavorable foreign currency transactions (approximately 140 basis points) and the shift in the composition of our store portfolio to more licensed stores, which have a lower gross margin (approximately 110 basis points), partially offset by lower commodity costs, primarily coffee (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues decreased 310 basis points for the second quarter of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses increased 310 basis points, primarily driven by sales deleverage in certain company-operated stores (approximately 210 basis points).
Other operating expenses as a percentage of total net revenues increased 90 basis points for the second quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 280 basis points, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 280 basis points).
Depreciation and amortization expense as a percentage of total net revenue decreased 70 basis points, primarily due to the shift in the portfolio towards more licensed stores (approximately 60 basis points).

General and administrative expenses as a percentage of total net revenues decreased 90 basis points, primarily due to the shift in the portfolio towards more licensed stores (approximately 50 basis points).
The combination of these changes resulted in an overall increase in operating margin of 170 basis points for the second quarter of fiscal 2017.
Two quarters ended April 2, 2017 compared with two quarters ended March 27, 2016
Revenues
EMEA total net revenues decreased $88 million, or 15%, for the first two quarters of fiscal 2017. The decrease was primarily due to a decline in company-operated store revenues ($128 million), driven by the shift to more licensed stores in the region ($87 million), which includes the absence of revenue related to the sale of our Germany retail operations in the third quarter of fiscal 2016, as well as unfavorable foreign currency translation ($33 million).
Licensed store revenues increased $40 million, or 26% due to higher product sales to and royalty revenues from our licensees ($53 million), primarily resulting from the opening of 304 net new licensed stores and the transfer of 174 company-operated stores to licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation ($17 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 290 basis points for the first two quarters of fiscal 2017, primarily due to unfavorable foreign currency transactions (approximately 190 basis points) and the shift in the composition of our store portfolio to more licensed stores, which have a lower gross margin (approximately 100 basis points).
Store operating expenses as a percentage of total net revenues decreased 440 basis points for the first two quarters of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses increased 50 basis points in the second quarter, primarily driven by sales deleverage in certain company-operated stores (approximately 170 basis points), partially offset by the shift in the portfolio towards more licensed stores (approximately 150 basis points).
Other operating expenses as a percentage of total net revenues increased 120 basis points for the first two quarters of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 230 basis points for the second quarter, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 230 basis points).
Depreciation and amortization expense as a percentage of total net revenue decreased 70 basis points, primarily due to the shift in the portfolio towards more licensed stores (approximately 60 basis points).
General and administrative expenses as a percentage of total net revenues decreased 50 basis points, primarily due to the shift in the portfolio towards more licensed stores (approximately 40 basis points).
The combination of these changes resulted in an overall increase in operating margin of 150 basis points for the first two quarters of fiscal 2017.

Channel Development

	Quarter Ended				Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
			As a % of Channel Development Total Net Revenues				As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$346.3	$354.4	75.1%	76.8%	$783.3	$753.6	77.2%	77.4%
Foodservice	115.0	106.8	24.9	23.2	231.6	219.7	22.8	22.6
Total net revenues	461.3	461.2	100.0	100.0	1,014.9	973.3	100.0	100.0
Cost of sales	254.5	252.9	55.2	54.8	543.0	538.4	53.5	55.3
Other operating expenses	50.5	53.5	10.9	11.6	110.9	113.8	10.9	11.7
Depreciation and amortization expenses	0.6	0.7	0.1	0.2	1.2	1.4	0.1	0.1
General and administrative expenses	2.1	4.7	0.5	1.0	5.4	8.8	0.5	0.9
Total operating expenses	307.7	311.8	66.7	67.6	660.5	662.4	65.1	68.1
Income from equity investees	40.0	32.6	8.7	7.1	82.0	64.3	8.1	6.6
Operating income	$193.6	$182.0	42.0%	39.5%	$436.4	$375.2	43.0%	38.5%
Discussion of our Channel Development segment results below reflect the impact of an unfavorable revenue deduction adjustment. While this adjustment was immaterial, the discussion below quantifies the impact to provide a better understanding of our results for the quarter and two quarters ended April 2, 2017.
Quarter ended April 2, 2017 compared with quarter ended March 27, 2016
Revenues
Channel Development total net revenues for the second quarter of fiscal 2017 were flat when compared to the prior year period. Increased sales of packaged coffee ($10 million) and higher international sales, primarily associated with our European and North American regions ($8 million), were offset by an unfavorable revenue deduction adjustment pertaining to periods prior to the second quarter of fiscal 2017 ($21 million). Higher foodservice sales was primarily the result of a change to a direct distribution model and recognizing the benefit of full revenue from premium single-serve product sales.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 40 basis points for the second quarter, primarily driven by the unfavorable revenue deduction adjustment (approximately 220 basis points), partially offset by lower coffee costs (approximately 120 basis points) and leverage on cost of sales (approximately 50 basis points).
Other operating expenses as a percentage of total net revenues decreased 70 basis points, primarily driven by lower performance-based compensation (approximately 70 basis points), partially offset by higher salaries and benefits (approximately 40 basis points).
Income from equity investees increased $7 million due to higher income from our North American Coffee Partnership joint venture, primarily due to increased sales of Frappuccino® and Starbucks Doubleshot® beverages and new product launches over the past 12 months.
The combination of these changes resulted in an overall increase in operating margin of 250 basis points for the second quarter of fiscal 2017.
Two quarters ended April 2, 2017 compared with two quarters ended March 27, 2016
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2017 increased $42 million or 4%, primarily driven by higher sales of U.S. packaged coffee ($20 million) and premium single-serve products ($19 million), as well as increased sales through our international channels, primarily associated with our European and North American regions ($15 million), partially offset by an unfavorable revenue deduction adjustment pertaining to periods prior to fiscal 2017 ($13 million). Higher foodservice sales was primarily the result of a change to a direct distribution model and recognizing the benefit of full revenue from premium single-serve product sales.
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 180 basis points for the first two quarters of fiscal 2017, primarily driven by lower coffee costs (approximately 140 basis points) and leverage on cost of sales (approximately 130 basis points), partially offset by the unfavorable revenue deduction adjustment (approximately 60 basis points).
Other operating expenses as a percentage of total net revenues decreased 80 basis points for the first two quarters of fiscal 2017, primarily driven by lower performance-based compensation (approximately 40 basis points).
Income from equity investees increased $18 million for the first two quarters of fiscal 2017 due to higher income from our North American Coffee Partnership joint venture, primarily from increased sales of Frappuccino® and Starbucks Doubleshot® beverages and new product launches over the past 12 months.
The combination of these changes resulted in an overall increase in operating margin of 450 basis points for the first two quarters of fiscal 2017.

All Other Segments

	Quarter Ended			Two Quarters Ended
	Apr 2, 2017	Mar 27, 2016	% Change	Apr 2, 2017	Mar 27, 2016	% Change
Net revenues:
Company-operated stores	$45.2	$55.4	(18.4)%	$116.2	$136.3	(14.7)%
Licensed stores	0.7	1.0	(30.0)	1.7	2.2	(22.7)
CPG, foodservice and other	65.8	73.8	(10.8)	148.9	160.4	(7.2)
Total net revenues	111.7	130.2	(14.2)	266.8	$298.9	(10.7)
Cost of sales including occupancy costs	74.1	83.0	(10.7)	164.5	178.3	(7.7)
Store operating expenses	34.5	30.9	11.7	65.2	61.1	6.7
Other operating expenses	20.7	27.2	(23.9)	38.2	50.8	(24.8)
Depreciation and amortization expenses	3.5	3.4	2.9	6.3	7.0	(10.0)
General and administrative expenses	4.4	4.9	(10.2)	8.0	14.8	(45.9)
Total operating expenses	137.2	149.4	(8.2)	282.2	312.0	(9.6)
Operating loss	$(25.5)	$(19.2)	32.8%	$(15.4)	$(13.1)	17.6%
All Other Segments primarily includes Teavana, Seattle’s Best Coffee, Evolution Fresh, as well as Starbucks Reserve® and Roastery businesses.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016	Apr 2, 2017	Mar 27, 2016
Americas
Company-operated stores	82	38	157	119	9,176	8,790
Licensed stores	118	94	294	184	6,882	6,316
Total Americas	200	132	451	303	16,058	15,106
China/Asia Pacific
Company-operated stores	67	54	171	144	2,982	2,596
Licensed stores	120	121	319	312	3,951	3,322
Total China/Asia Pacific	187	175	490	456	6,933	5,918
EMEA
Company-operated stores	—	(10)	(18)	(49)	505	688
Licensed stores	46	57	159	175	2,278	1,800
Total EMEA	46	47	141	126	2,783	2,488
All Other Segments
Company-operated stores	(7)	(4)	(9)	(5)	349	370
Licensed stores	1	—	3	(2)	38	39
Total All Other Segments	(6)	(4)	(6)	(7)	387	409
Total Company	427	350	1,076	878	26,161	23,921
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $3.5 billion as of April 2, 2017 and $3.4 billion as of October 2, 2016. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities and agency obligations. As of April 2, 2017, approximately $1.8 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
Our $1.5 billion unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of April 2, 2017, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of April 2, 2017.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of April 2, 2017, we had $25 million of borrowings outstanding under the program.
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of April 2, 2017, we were in compliance with all applicable covenants.
In March 2017, we issued Japanese yen-denominated long-term debt in an underwritten registered public offering. The 7-year 0.372% Senior Notes (the "2024 notes") due March 2024 were issued with a face value of ¥85 billion, or $761.1 million as of April 2, 2017. We will use the net proceeds from the offering to enhance our sustainability programs around coffee supply chain management through Eligible Sustainability Projects. Interest on the 2024 notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. Additionally, in the first quarter of fiscal 2017, our $400 million of 0.875% Senior Notes (the "2016 notes") were repaid. See Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including capital expenditures, new product innovations, related marketing support and partner and digital investments, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core businesses, including Siren Retail. Further, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
We believe that future cash flows generated from operations and existing cash and investments both domestically and internationally will be sufficient to finance capital requirements for our core businesses in those respective markets as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of April 2, 2017 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect and other indirect tax consequences associated with repatriation.
During the second quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend to shareholders of $0.25 per share to be paid on May 26, 2017 to shareholders of record as of the close of business on May 11, 2017. We repurchased 19.0 million shares of common stock ($1.0 billion) during the first two quarters of fiscal 2017 under our ongoing share repurchase program. The number of remaining shares authorized for repurchase as of April 2, 2017 totaled 98.9 million.
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
Cash Flows
Cash provided by operating activities was $1.9 billion for the first two quarters of fiscal 2017, compared to $2.2 billion for the same period in fiscal 2016. The change was primarily due to the timing of our cash payments for income taxes, partially offset by increased earnings.
Cash used by investing activities for the first two quarters of fiscal 2017 totaled $565.3 million, compared to $1.0 billion for the same period in fiscal 2016. The change was primarily due to an increase in the sale of investments as well as lower purchases of investments.
Cash used by financing activities for the first two quarters of fiscal 2017 totaled $1.3 billion, compared to $1.5 billion for the same period in fiscal 2016. The change was primarily due to a decrease in share repurchases and higher proceeds from issuances of long-term debt, partially offset by the repayment of the 2016 notes and an increase in dividend payments in fiscal 2017.

Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $13.3 billion in total contractual obligations as of October 2, 2016. Other than the issuance of our 2024 notes in the second quarter of fiscal 2017 and the repayment of the 2016 notes in the first quarter of fiscal 2017, as described in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast and sell high-quality arabica coffee and related products and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impact our results of operations, and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details, see Product Supply in Item 1 of the 10-K, as well as Risk Factors in Item 1A of the 10-K.
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
During the second quarter of fiscal 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (April 2, 2017).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended April 2, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period(1)
January 2, 2017 — January 29, 2017	178,846	$55.59	178,846	110,035,901
January 30, 2017 — February 26, 2017	5,398,941	55.67	5,398,941	104,636,960
February 27, 2017 — April 2, 2017	5,771,500	55.78	5,771,500	98,865,460
Total	11,349,287	$55.72	11,349,287

(1)	Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2017.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through September 13, 2016)	8-K	0-20322	9/16/2016	3.1
4.1	First Supplemental Indenture, dated March 17, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services, DAC, UK Branch, as paying agent (0.372% Senior Notes due 2024)	8-K	0-20322	3/20/2017	4.2
4.2	Form of 0.372% Senior Note due March 15, 2024	8-K	0-20322	3/20/2017	4.3
10.1	Offer Letter dated March 23, 2017 between Starbucks Corporation and Kevin Johnson	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended April 2, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 2, 2017

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer