Form 10-Q
period 2017-07-02
STARBUCKS CORP
filed 2017-08-01
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 26, 2017
Common Stock, par value $0.001 per share	1,443.9 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended July 2, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
Net revenues:
Company-operated stores	$4,509.0	$4,181.6	$13,173.7	$12,336.3
Licensed stores	588.3	527.2	1,737.4	1,561.0
CPG, foodservice and other	564.2	529.2	1,777.4	1,707.4
Total net revenues	5,661.5	5,238.0	16,688.5	15,604.7
Cost of sales including occupancy costs	2,249.1	2,060.3	6,685.3	6,256.9
Store operating expenses	1,628.9	1,529.4	4,853.5	4,502.0
Other operating expenses	142.5	137.5	422.7	423.3
Depreciation and amortization expenses	252.6	247.6	756.0	730.9
General and administrative expenses	325.0	323.4	1,008.2	959.4
Goodwill and other asset impairments	120.2	—	120.2	—
Total operating expenses	4,718.3	4,298.2	13,845.9	12,872.5
Income from equity investees	101.0	82.5	269.5	212.3
Operating income	1,044.2	1,022.3	3,112.1	2,944.5
Interest income and other, net	31.7	72.9	123.7	95.5
Interest expense	(23.5)	(21.8)	(70.2)	(56.6)
Earnings before income taxes	1,052.4	1,073.4	3,165.6	2,983.4
Income tax expense	361.1	318.9	1,070.1	966.2
Net earnings including noncontrolling interests	691.3	754.5	2,095.5	2,017.2
Net earnings/(loss) attributable to noncontrolling interests	(0.3)	0.4	(0.6)	0.4
Net earnings attributable to Starbucks	$691.6	$754.1	$2,096.1	$2,016.8
Earnings per share - basic	$0.48	$0.51	$1.44	$1.37
Earnings per share - diluted	$0.47	$0.51	$1.43	$1.35
Weighted average shares outstanding:
Basic	1,447.7	1,465.3	1,452.8	1,474.4
Diluted	1,459.4	1,479.3	1,464.9	1,489.7
Cash dividends declared per share	$0.25	$0.20	$0.75	$0.60
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
Net earnings including noncontrolling interests	$691.3	$754.5	$2,095.5	$2,017.2
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	1.6	(4.1)	(9.9)	0.7
Tax (expense)/benefit	(0.6)	1.5	3.0	(0.3)
Unrealized gains/(losses) on cash flow hedging instruments	(15.2)	(48.4)	64.8	(110.7)
Tax (expense)/benefit	2.5	12.8	(16.3)	27.5
Unrealized gains/(losses) on net investment hedging instruments	2.7	—	18.6	—
Tax (expense)/benefit	(1.0)	—	(6.9)	—
Translation adjustment and other	38.0	49.8	(75.2)	79.8
Tax (expense)/benefit	(1.8)	4.9	(0.9)	11.5
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	(6.4)	53.8	(67.9)	73.3
Tax expense/(benefit)	1.5	(9.7)	14.0	(11.0)
Other comprehensive income/(loss)	21.3	60.6	(76.7)	70.8
Comprehensive income including noncontrolling interests	712.6	815.1	2,018.8	2,088.0
Comprehensive income/(loss) attributable to noncontrolling interests	(0.3)	0.4	(0.6)	0.4
Comprehensive income attributable to Starbucks	$712.9	$814.7	$2,019.4	$2,087.6

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jul 2, 2017	Oct 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,716.2	$2,128.8
Short-term investments	289.9	134.4
Accounts receivable, net	791.1	768.8
Inventories	1,357.3	1,378.5
Prepaid expenses and other current assets	354.8	347.4
Total current assets	5,509.3	4,757.9
Long-term investments	708.3	1,141.7
Equity and cost investments	430.2	354.5
Property, plant and equipment, net	4,699.8	4,533.8
Deferred income taxes, net	805.9	885.4
Other long-term assets	365.3	403.3
Other intangible assets	454.8	516.3
Goodwill	1,549.1	1,719.6
TOTAL ASSETS	$14,522.7	$14,312.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$702.2	$730.6
Accrued liabilities	1,770.6	1,999.1
Insurance reserves	211.5	246.0
Stored value card liability	1,342.2	1,171.2
Current portion of long-term debt	—	399.9
Total current liabilities	4,026.5	4,546.8
Long-term debt	3,935.5	3,185.3
Other long-term liabilities	711.2	689.7
Total liabilities	8,673.2	8,421.8
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,445.7 and 1,460.5 shares, respectively	1.4	1.5
Additional paid-in capital	41.1	41.1
Retained earnings	5,986.0	5,949.8
Accumulated other comprehensive loss	(185.1)	(108.4)
Total shareholders’ equity	5,843.4	5,884.0
Noncontrolling interests	6.1	6.7
Total equity	5,849.5	5,890.7
TOTAL LIABILITIES AND EQUITY	$14,522.7	$14,312.5
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,095.5	$2,017.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	796.4	768.2
Deferred income taxes, net	75.1	344.7
Income earned from equity method investees	(210.1)	(165.5)
Distributions received from equity method investees	133.2	139.4
Gain resulting from sale of equity in joint venture and certain retail operations	(9.6)	(30.7)
Stock-based compensation	148.7	158.4
Excess tax benefit on share-based awards	(69.4)	(110.9)
Goodwill impairments	87.2	—
Other	28.2	40.8
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(40.1)	(39.5)
Inventories	19.1	(15.7)
Accounts payable	(18.3)	(3.7)
Stored value card liability	178.3	223.5
Other operating assets and liabilities	(124.6)	(59.3)
Net cash provided by operating activities	3,089.6	3,266.9
INVESTING ACTIVITIES:
Purchases of investments	(592.5)	(1,022.7)
Sales of investments	831.7	409.6
Maturities and calls of investments	61.7	11.8
Additions to property, plant and equipment	(1,025.3)	(1,029.7)
Net proceeds from sale of equity in joint venture and certain retail operations	—	69.6
Other	54.9	3.3
Net cash used by investing activities	(669.5)	(1,558.1)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	750.2	1,254.5
Principal payments on long-term debt	(400.0)	—
Proceeds from issuance of common stock	131.5	120.9
Excess tax benefit on share-based awards	69.4	110.9
Cash dividends paid	(1,089.8)	(884.8)
Repurchase of common stock	(1,214.1)	(1,590.4)
Minimum tax withholdings on share-based awards	(71.5)	(105.3)
Other	1.5	0.1
Net cash used by financing activities	(1,822.8)	(1,094.1)
Effect of exchange rate changes on cash and cash equivalents	(9.9)	(3.0)
Net increase in cash and cash equivalents	587.4	611.7
CASH AND CASH EQUIVALENTS:
Beginning of period	2,128.8	1,530.1
End of period	$2,716.2	$2,141.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$87.3	$68.3
Income taxes, net of refunds	$1,084.6	$669.8

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of July 2, 2017, and for the quarter and three quarters ended July 2, 2017 and June 26, 2016, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended July 2, 2017 and June 26, 2016 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended July 2, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2017 (“fiscal 2017”).
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the measurement of goodwill impairment. Under this new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. During the second quarter of fiscal 2017, we elected to early-adopt this guidance on a prospective basis.
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
In March 2016, the FASB issued guidance related to stock-based compensation, which changes the accounting and classification of excess tax benefits and minimum tax withholdings on share-based awards. With this adoption, excess tax benefits and tax deficiencies related to stock-based compensation will be prospectively reflected as income tax expense in our consolidated statement of earnings instead of additional paid-in capital on our consolidated balance sheet. Additionally, within our consolidated statement of cash flows, this guidance will require excess tax benefits to be presented as an operating activity, rather than a financing activity, in the same manner as other cash flows related to income taxes. As a result, we expect the adoption will have a significant impact on income tax expense and earnings per share, as reported in our consolidated statement of earnings, and consolidated statement of cash flows. We will adopt this guidance in the first quarter of fiscal 2018.
In March 2016, the FASB issued guidance for financial liabilities resulting from selling prepaid stored value products that are redeemable at third-party merchants. Under the new guidance, expected breakage amounts associated with these products must be recognized proportionately in earnings as redemption occurs. Our current accounting policy of applying the remote method to all of our stored value cards, including cards redeemable at the third-party licensed locations, will no longer be allowed. We will adopt and implement the provisions of this guidance and the new revenue recognition standard issued by the FASB, as discussed below, in the first quarter of fiscal 2019.
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
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the overall impact this guidance will have on our consolidated financial statements, as well as the expected method of adoption. Based on our continued assessment, which may identify other accounting impacts, we have determined the adoption will change the timing of recognition and classification of our stored value card breakage income, which is currently recognized using the remote method and recorded in interest income and other, net. The new guidance will require application of the proportional method and classification within total net revenues on our consolidated statements of earnings. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We will adopt this guidance in the first quarter of fiscal 2019.

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
In the first quarter of fiscal 2016, we sold our 49% ownership interest in our Spanish joint venture, Starbucks Coffee España, S.L. (“Starbucks Spain”), to our joint venture partner, Sigla S.A. (Grupo Vips), for a total purchase price of $30.2 million. This transaction resulted in an insignificant pre-tax gain, which was included in interest income and other, net on our condensed consolidated statements of earnings.

Note 3:	Derivative Financial Instruments
Interest Rates
We are subject to interest rate volatility with regard to existing and future issuances of debt. From time to time, we enter into swap agreements to manage our exposure to interest rate fluctuations.
To hedge the variability in cash flows due to changes in benchmark interest rates, we enter into interest rate swap agreements related to anticipated debt issuances. These agreements are cash settled at the time of the pricing of the related debt. The effective portion of the derivative's gain or loss is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified to interest expense over the life of the related debt.
To hedge the exposure to changes in the fair value of our fixed-rate debt, we enter into interest rate swap agreements, which are designated as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt are recorded in interest expense and have an insignificant impact on our condensed consolidated statement of earnings. We entered into an interest rate swap agreement during the third quarter of fiscal 2017 related to our 3.850% Senior Notes due in October 2023 (“2023 notes”). Refer to Note 7, Debt, for additional information on our long-term debt.

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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jul 2, 2017	Oct 2, 2016
Cash Flow Hedges:
Interest rates	$18.2	$20.5	$3.0	0
Cross-currency swaps	(5.5)	(7.7)	—	89
Foreign currency - other	0.7	(0.4)	2.0	35
Coffee	(10.2)	(1.6)	(10.2)	7
Net Investment Hedges:
Foreign currency	19.1	1.3	—	0
Foreign currency debt	(6.1)	—	—	82

Pretax gains and losses on derivative contracts and foreign-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
Cash Flow Hedges:
Interest rates	$—	$(2.0)	$1.2	$1.2	$—	$(10.3)	$3.6	$4.0
Cross-currency swaps	5.9	(28.0)	1.6	(57.6)	58.5	(72.9)	55.8	(95.8)
Foreign currency - other	(10.6)	(19.1)	4.2	2.2	15.9	(27.9)	12.2	18.5
Coffee	(10.7)	0.8	0.7	(0.5)	(9.8)	0.4	(0.3)	(1.1)
Net Investment Hedges:
Foreign currency	2.7	—	—	—	28.2	—	—	—
Foreign currency debt	—	—	—	—	(9.6)	—	—	—
Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
Non-Designated Derivatives:
Foreign currency	$6.6	$(7.1)	$10.0	$(9.0)
Dairy	(0.6)	2.9	2.2	(4.1)
Diesel fuel and other commodities	(1.4)	3.8	(0.9)	(0.4)
Designated Fair Value Hedging Instruments:
Interest rate swap	(4.8)	—	(4.8)	—
Notional amounts of outstanding derivative contracts (in millions):

	Jul 2, 2017	Oct 2, 2016
Interest rate swap	$750	$—
Cross-currency swaps	$536	$660
Foreign currency - other	1,298	688
Coffee	55	7
Dairy	36	76
Diesel fuel and other commodities	39	46

Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Jul 2, 2017	Oct 2, 2016	Jul 2, 2017	Oct 2, 2016
Designated Derivative Instruments:
Cross-currency swaps	$11.9	$—	$10.4	$57.0
Foreign currency - other	11.7	20.8	11.5	24.0
Coffee	—	1.8	6.2	—
Net investment hedges	0.4	—	—	—
Interest rate swap	—	—	4.7	—
Non-designated Derivative Instruments:
Foreign currency	23.0	6.2	5.3	6.5
Dairy	—	1.5	0.8	1.6
Diesel fuel and other commodities	0.1	3.8	1.7	0.5
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Jul 2, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,716.2	$2,716.2	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	3.3	—	3.3	—
Commercial paper	14.9	—	14.9	—
Corporate debt securities	71.7	—	71.7	—
Foreign government obligations	5.1	—	5.1	—
U.S. government treasury securities	97.0	97.0	—	—
Mortgage and other asset-backed securities	12.1	—	12.1	—
Certificates of deposit	12.3	—	12.3	—
Total available-for-sale securities	216.4	97.0	119.4	—
Trading securities	73.5	73.5	—	—
Total short-term investments	289.9	170.5	119.4	—
Prepaid expenses and other current assets:
Derivative assets	20.9	—	20.9	—
Long-term investments:
Available-for-sale securities
Agency obligations	28.2	—	28.2	—
Corporate debt securities	284.6	—	284.6	—
Auction rate securities	5.8	—	—	5.8
Foreign government obligations	37.7	—	37.7	—
U.S. government treasury securities	151.3	151.3	—	—
State and local government obligations	7.4	—	7.4	—
Mortgage and other asset-backed securities	193.3	—	193.3	—
Total long-term investments	708.3	151.3	551.2	5.8
Other long-term assets:
Derivative assets	26.2	—	26.2	—
Total assets	$3,761.5	$3,038.0	$717.7	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$20.7	$6.8	$13.9	$—
Other long-term liabilities:
Derivative liabilities	19.9	—	19.9	—
Total liabilities	$40.6	$6.8	$33.8	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,128.8	$2,128.8	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	1.3	—	1.3	—
Commercial paper	2.6	—	2.6	—
Corporate debt securities	34.2	—	34.2	—
Foreign government obligations	5.5	—	5.5	—
U.S. government treasury securities	15.8	15.8	—	—
State and local government obligations	0.5	—	0.5	—
Certificates of deposit	5.8	—	5.8	—
Total available-for-sale securities	65.7	15.8	49.9	—
Trading securities	68.7	68.7	—	—
Total short-term investments	134.4	84.5	49.9	—
Prepaid expenses and other current assets:
Derivative assets	27.7	3.1	24.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	44.4	—	44.4	—
Corporate debt securities	459.3	—	459.3	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	46.7	—	46.7	—
U.S. government treasury securities	358.2	358.2	—	—
State and local government obligations	57.5	—	57.5	—
Mortgage and other asset-backed securities	169.9	—	169.9	—
Total long-term investments	1,141.7	358.2	777.8	5.7
Other long-term assets:
Derivative assets	6.4	—	6.4	—
Total assets	$3,439.0	$2,574.6	$858.7	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$18.0	$1.7	$16.3	$—
Other long-term liabilities:
Derivative liabilities	71.6	—	71.6	—
Total	$89.6	$1.7	$87.9	$—
There were no transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of July 2, 2017 and October 2, 2016.
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

During the third quarter of fiscal 2017, management finalized its long-term strategy for the Teavana reporting unit. The plan emphasizes sales of premium Teavana® tea products at Starbucks branded stores and, to a lesser extent, consumer product channels. The existing portfolio of Teavana-branded retail stores are expected to be closed over the next several quarters. This change in strategic direction triggered an impairment test first of the retail store assets and then an impairment test of the goodwill asset, which also coincided with our annual goodwill testing process. The retail store assets were determined to be fully impaired, which resulted in a charge of $33.0 million. For goodwill, we utilized a combination of income and market approaches to determine the implied fair value of the reporting unit. These approaches used primarily unobservable inputs, including discount, sales growth and royalty rates and valuation multiples of a selection of similar publicly traded companies, which are considered Level 3 fair value measurements. We then compared the implied fair value with the carrying value and recognized a goodwill impairment charge of $69.3 million, thus reducing goodwill of the Teavana reporting unit to $398.3 million as of July 2, 2017. The remaining intangible assets for the Teavana reporting unit of $117.2 million, consisting primarily of the indefinite-lived tradename and definite-lived tea recipes, were also tested, and no impairment losses were recorded.
The ongoing impact of the macro economic challenges we have experienced in our EMEA company-owned markets and the continued strength of the Swiss franc, when compared to the relatively inexpensive euro in surrounding countries, have posed strong headwinds to our Switzerland retail reporting unit. Our latest mitigation efforts incorporated into our Level 3 fair value calculation for our Switzerland retail business are not expected to fully recover the reporting unit’s carrying value given the sustained nature of these and other external factors on consumer behavior and tourism. As a result, we have recorded a goodwill impairment charge of $17.9 million, and, as of July 2, 2017, we had approximately $37.0 million of goodwill remaining on our condensed consolidated balance sheet associated with this reporting unit.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt. Other than the aforementioned fair value adjustments, there were no other material fair value adjustments during the quarter and three quarters ended July 2, 2017 and June 26, 2016.

Note 5:	Inventories (in millions)

	Jul 2, 2017	Oct 2, 2016	Jun 26, 2016
Coffee:
Unroasted	$614.7	$561.6	$625.2
Roasted	258.4	300.4	269.8
Other merchandise held for sale	261.3	308.6	243.7
Packaging and other supplies	222.9	207.9	186.4
Total	$1,357.3	$1,378.5	$1,325.1
Other merchandise held for sale includes, among other items, tea and serveware. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of July 2, 2017, we had committed to purchasing green coffee totaling $806 million under fixed-price contracts and an estimated $336 million under price-to-be-fixed contracts. As of July 2, 2017, approximately $55 million of our price-to-be fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Property, Plant and Equipment, net

	Jul 2, 2017	Oct 2, 2016
Land	$46.8	$46.6
Buildings	475.7	458.4
Leasehold improvements	6,200.2	5,892.9
Store equipment	2,059.1	1,931.7
Roasting equipment	612.6	605.4
Furniture, fixtures and other	1,477.3	1,366.9
Work in progress	362.2	271.4
Property, plant and equipment, gross	11,233.9	10,573.3
Accumulated depreciation	(6,534.1)	(6,039.5)
Property, plant and equipment, net	$4,699.8	$4,533.8

Accrued Liabilities

	Jul 2, 2017	Oct 2, 2016
Accrued compensation and related costs	$501.0	$510.8
Accrued occupancy costs	141.0	137.5
Accrued taxes	171.6	368.4
Accrued dividends payable	361.4	365.1
Accrued capital and other operating expenditures	595.6	617.3
Total accrued liabilities	$1,770.6	$1,999.1

Note 7:	Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of July 2, 2017, we had no borrowings outstanding under the program.
Long-term Debt
In March 2017, we issued Japanese yen-denominated long-term debt in an underwritten registered public offering. The 7-year 0.372% Senior Notes (the “2024 notes”) due March 2024 were issued with a face value of ¥85 billion, of which ¥76 billion has been designated to hedge the foreign currency exposure of our net investment in Japan. Interest on the 2024 notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017.
In December 2016, we repaid the $400 million of 0.875% Senior Notes (the “2016 notes”) at maturity.

Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jul 2, 2017		Oct 2, 2016		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
2016 notes	$—	$—	$400.0	$400	0.875%	0.941%
2018 notes	350.0	352	350.0	357	2.000%	2.012%
2021 notes	500.0	503	500.0	511	2.100%	2.293%
2021 notes	250.0	251	250.0	255	2.100%	1.600%
2022 notes	500.0	510	500.0	526	2.700%	2.819%
2023 notes	750.0	807	750.0	839	3.850%	2.860%
2024 notes (2)	758.3	762	—	—	0.372%	0.462%
2026 notes	500.0	482	500.0	509	2.450%	2.511%
2045 notes	350.0	386	350.0	417	4.300%	4.348%
Total	3,958.3	4,053	3,600.0	3,814
Aggregate debt issuance costs and unamortized premium, net	(18.0)		(14.8)
Hedge accounting fair value adjustment (3)	(4.8)		—
Total	$3,935.5		$3,585.2

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

(2)	Japanese yen-denominated long-term debt.

(3)
Amount represents the change in fair value due to changes in benchmark interest rates related to our 2023 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of July 2, 2017, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of July 2, 2017 by fiscal year (in millions):

Fiscal Year	Total
2018	$—
2019	350.0
2020	—
2021	750.0
2022	500.0
Thereafter	2,358.3
Total	$3,958.3

Note 8:	Equity
Changes in total equity (in millions):

	Three Quarters Ended
	Jul 2, 2017			Jun 26, 2016
	Attributable to Starbucks	Noncontrolling interests	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,884.0	$6.7	$5,890.7	$5,818.0	$1.8	$5,819.8
Net earnings including noncontrolling interests	2,096.1	(0.6)	2,095.5	2,016.8	0.4	2,017.2
Translation adjustment and other, net of reclassifications and tax	(76.1)	—	(76.1)	91.3	—	91.3
Unrealized gains/(losses), net of reclassifications and tax	(0.6)	—	(0.6)	(20.5)	—	(20.5)
Other comprehensive income/(loss)	(76.7)	—	(76.7)	70.8	—	70.8
Stock-based compensation expense	150.1	—	150.1	159.6	—	159.6
Exercise of stock options/vesting of RSUs	108.0	—	108.0	115.4	—	115.4
Sale of common stock	21.6	—	21.6	12.7	—	12.7
Repurchase of common stock	(1,254.1)	—	(1,254.1)	(1,590.4)	—	(1,590.4)
Cash dividends declared	(1,085.6)	—	(1,085.6)	(881.1)	—	(881.1)
Ending balance of total equity	$5,843.4	$6.1	$5,849.5	$5,721.8	$2.2	$5,724.0
Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
July 2, 2017
Net gains/(losses) in AOCI, beginning of period	$(5.3)	$21.6	$11.3	$(234.0)	$(206.4)
Net gains/(losses) recognized in OCI before reclassifications	1.0	(12.7)	1.7	36.2	26.2
Net (gains)/losses reclassified from AOCI to earnings	0.8	(5.7)	—	—	(4.9)
Other comprehensive income/(loss) attributable to Starbucks	1.8	(18.4)	1.7	36.2	21.3
Net gains/(losses) in AOCI, end of period	$(3.5)	$3.2	$13.0	$(197.8)	$(185.1)

June 26, 2016
Net gains/(losses) in AOCI, beginning of period	$2.9	$(3.8)	$1.3	$(189.6)	$(189.2)
Net gains/(losses) recognized in OCI before reclassifications	(2.6)	(35.6)	—	54.7	16.5
Net (gains)/losses reclassified from AOCI to earnings	(0.6)	44.7	—	—	44.1
Other comprehensive income/(loss) attributable to Starbucks	(3.2)	9.1	—	54.7	60.6
Net gains/(losses) in AOCI, end of period	$(0.3)	$5.3	$1.3	$(134.9)	$(128.6)

Three Quarters Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
July 2, 2017
Net gains/(losses) in AOCI, beginning of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)
Net gains/(losses) recognized in OCI before reclassifications	(6.9)	48.5	11.7	(76.1)	(22.8)
Net (gains)/losses reclassified from AOCI to earnings	2.3	(56.2)	—	—	(53.9)
Other comprehensive income/(loss) attributable to Starbucks	(4.6)	(7.7)	11.7	(76.1)	(76.7)
Net gains/(losses) in AOCI, end of period	$(3.5)	$3.2	$13.0	$(197.8)	$(185.1)

June 26, 2016
Net gains/(losses) in AOCI, beginning of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Net gains/(losses) recognized in OCI before reclassifications	0.4	(83.2)	—	91.3	8.5
Net (gains)/losses reclassified from AOCI to earnings	(0.6)	62.9	—	—	62.3
Other comprehensive income/(loss) attributable to Starbucks	(0.2)	(20.3)	—	91.3	70.8
Net gains/(losses) in AOCI, end of period	$(0.3)	$5.3	$1.3	$(134.9)	$(128.6)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jul 2, 2017	Jun 26, 2016
Gains/(losses) on available-for-sale securities	$(1.2)	$0.9	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	1.2	1.2	Interest expense
Cross-currency swaps	1.5	(57.6)	Interest income and other, net
Foreign currency hedges	1.2	0.1	Revenues
Foreign currency/coffee hedges	3.7	1.6	Cost of sales including occupancy costs
	6.4	(53.8)	Total before tax
	(1.5)	9.7	Tax benefit
	$4.9	$(44.1)	Net of tax

Three Quarters Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jul 2, 2017	Jun 26, 2016
Gains/(losses) on available-for-sale securities	$(3.2)	$1.1	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	3.6	4.0	Interest expense
Cross-currency swaps	55.6	(95.8)	Interest income and other, net
Foreign currency hedges	3.7	5.5	Revenues
Foreign currency/coffee hedges	8.2	11.9	Cost of sales including occupancy costs
	67.9	(73.3)	Total before tax
	(14.0)	11.2	Tax (expense)/benefit
	$53.9	$(62.1)	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of July 2, 2017.
We repurchased 22.4 million shares of common stock at a total cost of $1.3 billion, and 27.6 million shares at a total cost of $1.6 billion for three quarters ended July 2, 2017 and June 26, 2016, respectively. As of July 2, 2017, 95.4 million shares remained available for repurchase under current authorizations.
During the third quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend to shareholders of $0.25 per share to be paid on August 25, 2017 to shareholders of record as of the close of business on August 10, 2017.

Note 9:	Employee Stock Plans
As of July 2, 2017, there were 73.1 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 13.5 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
Options	$10.1	$9.2	$34.1	$32.2
Restricted Stock Units (“RSUs”)	33.8	40.6	114.7	126.2
Total stock-based compensation expense	$43.9	$49.8	$148.8	$158.4
Stock option and RSU transactions from October 2, 2016 through July 2, 2017 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 2, 2016	31.3	8.3
Granted	7.0	5.0
Options exercised/RSUs vested	(4.7)	(3.8)
Forfeited/expired	(1.5)	(1.2)
Options outstanding/Nonvested RSUs, July 2, 2017	32.1	8.3
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of July 2, 2017	$46.9	$152.0

Note 10:	Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
Net earnings attributable to Starbucks	$691.6	$754.1	$2,096.1	$2,016.8
Weighted average common shares outstanding (for basic calculation)	1,447.7	1,465.3	1,452.8	1,474.4
Dilutive effect of outstanding common stock options and RSUs	11.7	14.0	12.1	15.3
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,459.4	1,479.3	1,464.9	1,489.7
EPS — basic	$0.48	$0.51	$1.44	$1.37
EPS — diluted	$0.47	$0.51	$1.43	$1.35
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 4.5 million and 5.3 million as of July 2, 2017 and June 26, 2016, respectively.

Note 11:	Segment Reporting
Our chief executive officer and executive chairman comprise the Company's Chief Operating Decision Maker function (“CODM”). Segment information is prepared on the same basis that our CODM manages the segments, evaluates financial results and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA(1)	Channel Development	All Other Segments(1)	Segment Total
July 2, 2017
Total net revenues	$3,991.9	$840.6	$249.9	$478.7	$100.4	$5,661.5
Depreciation and amortization expenses	152.8	51.0	7.7	0.5	3.0	215.0
Income from equity investees	—	51.8	—	49.2	—	101.0
Operating income/(loss)	974.8	223.8	9.8	210.2	(112.3)	1,306.3

June 26, 2016
Total net revenues	$3,645.5	$768.2	$273.4	$440.8	$110.1	$5,238.0
Depreciation and amortization expenses	149.2	45.7	10.3	0.7	3.1	209.0
Income from equity investees	—	40.2	—	42.3	—	82.5
Operating income/(loss)	898.5	182.8	29.9	187.8	(14.9)	1,284.1

Three Quarters Ended

	Americas	China/ Asia Pacific	EMEA(1)	Channel Development	All Other Segments(1)	Segment Total
July 2, 2017
Total net revenues	$11,703.7	$2,380.3	$743.9	$1,493.6	$367.0	$16,688.5
Depreciation and amortization expenses	460.6	148.9	22.9	1.7	9.3	643.4
Income from equity investees	—	138.4	—	131.1	—	269.5
Operating income/(loss)	2,759.4	563.2	81.5	646.5	(127.9)	3,922.7

June 26, 2016
Total net revenues	$10,827.2	$2,099.6	$854.7	$1,414.0	$409.2	$15,604.7
Depreciation and amortization expenses	441.6	131.7	32.4	2.1	10.1	617.9
Income from equity investees	—	104.3	1.5	106.5	—	212.3
Operating income/(loss)	2,645.1	439.2	105.8	563.0	(28.1)	3,725.0
(1) During the quarter and three quarters ended July 2, 2017, EMEA and All Other Segments operating income/(loss) included impairment charges of $17.9 million and $102.3 million, respectively, associated with our Starbucks Coffee Switzerland and Teavana reporting units. Refer to Note 4, Fair Value Measurements, for additional information.

Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
Total segment operating income	$1,306.3	$1,284.1	$3,922.7	$3,725.0
Unallocated corporate operating expenses	(262.1)	(261.8)	(810.6)	(780.5)
Consolidated operating income	1,044.2	1,022.3	3,112.1	2,944.5
Interest income and other, net	31.7	72.9	123.7	95.5
Interest expense	(23.5)	(21.8)	(70.2)	(56.6)
Earnings before income taxes	$1,052.4	$1,073.4	$3,165.6	$2,983.4

Note 12:	Subsequent Event
In the fourth quarter of fiscal 2017, we signed an agreement to acquire the remaining 50% ownership of our East China joint venture from Uni-President Enterprises Corporation (“UPEC”) and President Chain Store Corporation (“PCSC”) for approximately $1.3 billion to unify our business operations across mainland China. The acquisition will convert these licensed stores to company-operated stores and is expected to close by early calendar year 2018, subject to regulatory approval and customary closing conditions. Concurrently, with the purchase of our East China joint venture, UPEC and PCSC will acquire our 50% interest in President Starbucks Coffee Taiwan Limited for approximately $175 million and assume 100% ownership of Starbucks operations in Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding revenues, operating margins, comparable store sales, anticipated net new stores, the effects of foreign currency translation, the repositioning of the EMEA segment to a predominately licensed model, the purchase of the remaining 50% ownership of our East China joint venture, earnings per share, tax rates, capital expenditures, sales leverage, other financial results, the health, strength and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, including the elevation of our global brand and customer experience, investments in our business and partners, including investments in our digital platforms, product development and innovation, business opportunities and expansion, the long-term strategy for our Teavana business, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, and the expected effects of new accounting pronouncements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of incidents involving food or beverage-borne illnesses, tampering, contamination or mislabeling, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan and the consummation of the purchase of the remaining 50% ownership of our East China joint venture, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks third quarter results reflect strong operating and financial performance and our continued ability to make disciplined investments in our business and our partners (employees). Consolidated total net revenues increased 8% to $5.7 billion, primarily driven by incremental revenues from 2,341 net new store openings over the last 12 months and global comparable store sales growth of 4%. Consolidated operating income increased $21.9 million, or 2%, to $1.0 billion. Operating margin declined 110 basis points to 18.4%, primarily due to goodwill and store asset impairments, primarily related to the change in strategic direction for our Teavana-branded retail stores, which is part of our All Other Segments. Also contributing to the operating margin decline were increased partner investments, largely in the Americas segment, partially offset by sales leverage. Earnings per share of $0.47, which includes a $0.07 impact associated with goodwill and store asset impairments, decreased 8% over the prior year quarter earnings per share of $0.51.
The Americas segment continued to perform well in the third quarter, growing revenues by 10% to $4.0 billion, primarily driven by incremental revenues from 1,002 net new store openings over the past 12 months and comparable store sales growth of 5%, an expected improvement comparing to the first half of fiscal 2017. Continued strength in all dayparts from the success of our iced beverages and food offerings contributed to the increase in comparable store sales. Operating income increased $76 million and operating margin at 24.4% declined 20 basis points from a year ago, primarily due to increased investments in our store partners, a product mix shift towards food and higher commodity costs, largely offset by sales leverage.

In our China/Asia Pacific segment, revenues grew by 9% to $841 million, primarily driven by incremental revenues from 1,056 net new stores over the past 12 months and a 1% increase in comparable store sales, partially offset by unfavorable foreign currency translation. Operating income grew 22% to $224 million, while operating margin expanded 280 basis points to 26.6%. The overall operating margin expansion was primarily due to the transition to China's new value added tax structure. Higher income from our joint venture operations also contributed to operating margin growth.
We continue to execute on our strategy of repositioning the EMEA segment to a predominantly licensed model. As a result of this strategy, EMEA revenues declined $24 million, or 9%, primarily due to the absence of revenue related to the sale of our Germany retail operations in the third quarter of fiscal 2016. Partially offsetting lower company-operated store revenues were higher licensed store sales, primarily resulting from the opening of 311 net new licensed stores over the past 12 months. Operating margin declined 700 basis points to 3.9% primarily due to an impairment of goodwill for our Switzerland market, which negatively impacted operating margin by 720 basis points. The remaining drivers of operating margin include sales leverage due to the shift in the portfolio towards more licensed stores, primarily related to the sale of our Germany retail operations in the third quarter of fiscal 2016, partially offset by unfavorable foreign currency exchange.
Channel Development segment revenues grew by 9% to $479 million, primarily driven by higher international sales, increased premium single-serve and packaged coffee products, and higher foodservice sales. Operating income grew $22 million, or 12%, to $210 million. Operating margin increased 130 basis points to 43.9% in the third quarter of fiscal 2017 primarily due to lower coffee costs and higher income from our North American Coffee Partnership joint venture.
Fiscal 2017 — Financial Outlook for the Year
For fiscal 2017, we expect consolidated revenue growth in the mid-single-digits when compared to our 53-week results in fiscal 2016. After adjusting for the 2% of additional revenue attributable to the extra week in fiscal 2016 and the approximate 1% of anticipated unfavorable foreign currency translation for fiscal 2017, consolidated revenue growth is expected to be at the lower end of our previously stated 8% to 10% range. Revenue growth for fiscal 2017 is expected to be driven by approximately 2,200 net new stores worldwide, comparable store sales and our continued focus on operational excellence, product innovation and enhancing our digital interactions with customers. Approximately 1,000 net new store openings will be in our China/Asia Pacific segment, approximately 900 net new stores coming from the Americas segment and the remaining store growth from the EMEA segment. Global comparable store sales growth for the fourth quarter of fiscal 2017 is now expected to be in the range of 3-4%, which is consistent with the first three quarters of fiscal 2017.
Earnings per share is expected to be in the range of $1.96 to $1.97 for fiscal 2017. This includes the $0.07 impact from the goodwill and store asset impairments recorded in the third quarter of fiscal 2017, primarily associated with our decision to close our Teavana-branded retail stores over the next several quarters. When excluding the impacts of these charges, consolidated operating margin is expected to show slight improvement for fiscal 2017 compared to fiscal 2016. Revenue growth and sales leverage are expected to be partially offset by investments in our partners (employees), as well as our continued focus on product development and innovation, which includes the expansion of our Starbucks Reserve® and Roastery businesses. When compared to fiscal 2016, we expect these investments to increase by more than $250 million in fiscal 2017, which will continue to elevate both our global brand and customer experience.
Fiscal 2018 — Long-term Financial Outlook
The company has had long standing targets of revenue growth in excess of 10%, earnings per share growth of 15% to 20% and mid-single digit comparable store sales growth. In light of the expected results for fiscal 2017, the anticipated East China joint venture acquisition as well as Teavana retail store and Taiwan joint venture divestitures, among other actions, management expects to discuss any updates to long-term growth targets and provide its fiscal 2018 guidance at its fourth quarter earnings call.

Comparable Store Sales
Starbucks comparable store sales for the third quarter and the first three quarters of fiscal 2017:

	Quarter Ended Jul 2, 2017			Three Quarters Ended Jul 2, 2017
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	4%	—%	4%	3%	(1)%	4%
Americas	5%	—%	5%	4%	(1)%	4%
China/Asia Pacific	1%	—%	1%	3%	1%	2%
EMEA(1)	2%	—%	2%	—%	(1)%	1%
(1)Company-operated stores represent 18% of the EMEA segment store portfolio as of July 2, 2017.
Our comparable store sales represent the growth in revenues from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation. Refer to our Quarterly Store Data also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended			Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	% Change	Jul 2, 2017	Jun 26, 2016	% Change
Company-operated stores	$4,509.0	$4,181.6	7.8%	$13,173.7	$12,336.3	6.8%
Licensed stores	588.3	527.2	11.6	1,737.4	1,561.0	11.3
CPG, foodservice and other	564.2	529.2	6.6	1,777.4	1,707.4	4.1
Total net revenues	$5,661.5	$5,238.0	8.1%	$16,688.5	$15,604.7	6.9%
Quarter ended July 2, 2017 compared with quarter ended June 26, 2016
Total net revenues for the third quarter of fiscal 2017 increased $424 million compared to a year ago, primarily due to increased revenues from company-operated stores ($327 million). The increase in company-operated store revenues was driven by incremental revenues from 832 net new Starbucks® company-operated store openings over the past 12 months ($231 million) and 4% growth in comparable store sales ($174 million), attributable to a 4% increase in average ticket. Partially offsetting these increases was the impact of unfavorable foreign currency translation ($46 million) and the absence of revenue from the conversion of certain company-operated stores to licensed ($28 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($61 million), primarily due to increased product sales to and royalty revenues from our licensees ($64 million), largely due to the opening of 1,531 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales. These increases were partially offset by unfavorable foreign currency translation ($7 million).
CPG (consumer packaged goods), foodservice and other revenues increased $35 million, primarily driven by increased sales through our international channels, largely associated with our European and CAP regions ($10 million), and increased premium single-serve products ($9 million) and U.S. packaged coffee sales ($7 million).
Three quarters ended July 2, 2017 compared with three quarters ended June 26, 2016
Total net revenues for the first three quarters of fiscal 2017 increased $1.1 billion compared to a year ago, primarily due to increased revenues from company-operated stores ($837 million). The increase in company-operated store revenues was driven by an increase in incremental revenues from 832 net new Starbucks® company-operated store openings over the past 12 months ($638 million) and 3% growth in comparable store sales ($397 million), attributable to a 4% increase in average ticket. Partially offsetting these increases was the absence of revenue from the conversion of certain company-operated stores to licensed ($115 million) and the impact of unfavorable foreign currency translation ($53 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($176 million), primarily due to increased product sales to and royalty revenues from our licensees ($192 million), largely due to the opening of 1,531 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales. These increases were partially offset by unfavorable foreign currency translation ($29 million).

CPG, foodservice and other revenues increased $70 million, primarily due to increased sales of premium single-serve products ($28 million) and U.S. packaged coffee ($27 million), as well as increased sales through our international channels, largely associated with our European and North American regions ($25 million). Increased sales were partially offset by an unfavorable revenue deduction adjustment pertaining to periods prior to fiscal 2017 ($13 million).
Operating Expenses

	Quarter Ended				Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
			As a % of Total Net Revenues				As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,249.1	$2,060.3	39.7%	39.3%	$6,685.3	$6,256.9	40.1%	40.1%
Store operating expenses	1,628.9	1,529.4	28.8	29.2	4,853.5	4,502.0	29.1	28.9
Other operating expenses	142.5	137.5	2.5	2.6	422.7	423.3	2.5	2.7
Depreciation and amortization expenses	252.6	247.6	4.5	4.7	756.0	730.9	4.5	4.7
General and administrative expenses	325.0	323.4	5.7	6.2	1,008.2	959.4	6.0	6.1
Goodwill and other asset impairments	120.2	—	2.1	—	120.2	—	0.7	—
Total operating expenses	4,718.3	4,298.2	83.3	82.1	13,845.9	12,872.5	83.0	82.5
Income from equity investees	101.0	82.5	1.8	1.6	269.5	212.3	1.6	1.4
Operating income	$1,044.2	$1,022.3	18.4%	19.5%	$3,112.1	$2,944.5	18.6%	18.9%
Store operating expenses as a % of company-operated store revenues			36.1%	36.6%			36.8%	36.5%
Other operating expenses as a % of non-company-operated store revenues			12.4%	13.0%			12.0%	13.0%
Quarter ended July 2, 2017 compared with quarter ended June 26, 2016
Cost of sales including occupancy costs as a percentage of total net revenues increased 40 basis points for the third quarter of fiscal 2017, primarily due to a product mix shift (approximately 60 basis points) largely towards food, partially offset by leverage on cost of sales including occupancy costs (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues decreased 40 basis points for the third quarter of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues decreased 50 basis points, primarily driven by sales leverage (approximately 130 basis points), partially offset by increased investments in our store partners, largely in the Americas segment (approximately 90 basis points).
General and administrative expenses as a percentage of total net revenues decreased 50 basis points, primarily driven by lower performance-based compensation (approximately 60 basis points) and sales leverage (approximately 30 basis points). Partially offsetting this favorability was higher salaries and benefits related to digital platforms, technology infrastructure and innovations as well as increased core general and administrative spend.
Goodwill and other asset impairments negatively impacted our operating margin by 210 basis points. As a result of the change in strategic direction for Teavana retail operations, goodwill and store asset impairments of $69 million and $33 million, respectively, were recorded. Additionally, $18 million of goodwill impairment was recorded for our Switzerland retail market.
Income from equity investees increased $19 million, primarily due to higher income from our CAP joint ventures, largely China and South Korea, as well as our North American Coffee Partnership joint venture operations.
The combination of these changes resulted in an overall decrease in operating margin of 110 basis points for the third quarter of fiscal 2017.

Three quarters ended July 2, 2017 compared with three quarters ended June 26, 2016
Cost of sales including occupancy costs as a percentage of total net revenues was flat for the first three quarters of fiscal 2017, primarily due to a product mix shift (approximately 50 basis points) largely towards food, partially offset by leverage on cost of sales and occupancy costs (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues increased 20 basis points for the first three quarters of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues increased 30 basis points, primarily driven by increased investments in our store partners, largely in the Americas segment (approximately 140 basis points), partially offset by sales leverage (approximately 80 basis points).
Other operating expenses as a percentage of total net revenues decreased 20 basis points for the first three quarters of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 100 basis points, primarily due to sales leverage (approximately 30 basis points) and lower performance-based compensation (approximately 20 basis points).
General and administrative expenses as a percentage of total net revenues decreased 10 basis points, primarily driven by lower performance-based compensation (approximately 30 basis points) and employment taxes, including the lapping of higher employment taxes resulting from a multiple year audit in the prior year (approximately 20 basis points). This favorability was partially offset by higher core general and administrative spend and increased salaries and benefits related to digital platforms, technology infrastructure and innovations.
Goodwill and other asset impairments negatively impacted our operating margin by 70 basis points. As a result of the change in strategic direction for Teavana retail operations, goodwill and store asset impairments of $69 million and $33 million, respectively, were recorded. Additionally, $18 million of goodwill impairment was recorded for our Switzerland retail market.
Income from equity investees increased $57 million, primarily due to higher income from our CAP joint ventures, primarily China and South Korea, as well as our North American Coffee Partnership joint venture operations.
The combination of these changes resulted in an overall decrease in operating margin of 30 basis points for the first three quarters of fiscal 2017.
Other Income and Expenses

	Quarter Ended				Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
			As a % of Total Net Revenues				As a % of Total Net Revenues
Operating income	$1,044.2	$1,022.3	18.4%	19.5%	$3,112.1	$2,944.5	18.6%	18.9%
Interest income and other, net	31.7	72.9	0.6	1.4	123.7	95.5	0.7	0.6
Interest expense	(23.5)	(21.8)	(0.4)	(0.4)	(70.2)	(56.6)	(0.4)	(0.4)
Earnings before income taxes	1,052.4	1,073.4	18.6	20.5	3,165.6	2,983.4	19.0	19.1
Income tax expense	361.1	318.9	6.4	6.1	1,070.1	966.2	6.4	6.2
Net earnings including noncontrolling interests	691.3	754.5	12.2	14.4	2,095.5	2,017.2	12.6	12.9
Net earnings/(loss) attributable to noncontrolling interests	(0.3)	0.4	—	—	(0.6)	0.4	—	—
Net earnings attributable to Starbucks	$691.6	$754.1	12.2%	14.4%	$2,096.1	$2,016.8	12.6%	12.9%
Effective tax rate including noncontrolling interests			34.3%	29.7%			33.8%	32.4%
Quarter ended July 2, 2017 compared with quarter ended June 26, 2016
Net interest income and other decreased $41 million primarily driven by the adjusted net gain in the sale of our Germany retail operations in fiscal 2016 and unfavorable fair value adjustments from derivatives used to manage our risk of commodity price fluctuations.
Interest expense increased $2 million primarily due to additional interest incurred on the long-term debt we issued in May 2016 and March 2017, partially offset by lower interest expense from the repayment of our 2016 notes in the first quarter of fiscal 2017.

The effective tax rate for the quarter ended July 2, 2017 was 34.3% compared to 29.7% for the same quarter in fiscal 2016. The increase was primarily related to unfavorability from the non-deductible goodwill impairment charges recorded in the third quarter of fiscal 2017 (approximately 210 basis points), the lapping of the prior year release of certain tax reserves, primarily related to statute closures (approximately 100 basis points), and lower domestic manufacturing deductions in the current quarter compared to the same quarter of the prior year (approximately 100 basis points). Also contributing to the increase was the lapping of the largely non-deductible gain on the sale of our Germany retail operations in the third quarter of fiscal 2016 (approximately 70 basis points).
Three quarters ended July 2, 2017 compared with three quarters ended June 26, 2016
Net interest income and other increased $28 million primarily related to the gain on the sale of our investment in Square, Inc. warrants ($41 million), higher income recognized on unredeemed stored value card balances ($7 million) and net favorable fair value adjustments from derivative instruments used to manage our risk of commodity price fluctuations ($6 million), partially offset by the adjusted net gain on the sale of our Germany retail operations, which occurred in fiscal 2016.
Interest expense increased $14 million primarily due to additional interest incurred on the long-term debt we issued in February 2016, May 2016 and March 2017, partially offset by lower interest expense from the repayment of the 2016 notes in the first quarter of fiscal 2017.
The effective tax rate for the three quarters ended July 2, 2017 was 33.8% compared to 32.4% for the same period in fiscal 2016. The increase was primarily related to unfavorability from the non-deductible goodwill impairment charges recorded in the third quarter of fiscal 2017 (approximately 70 basis points), the lapping of the prior year release of certain tax reserves, primarily related to statute closures (approximately 40 basis points), and lower domestic manufacturing deductions in comparison to the prior year (approximately 30 basis points). Also contributing to the increase was the lapping of the largely non-deductible gain on the sale of our Germany retail operations in the third quarter of fiscal 2016 (approximately 20 basis points).

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
			As a % of Americas Total Net Revenues				As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$3,576.4	$3,269.0	89.6%	89.7%	$10,472.3	$9,697.2	89.5%	89.6%
Licensed stores	404.5	368.6	10.1	10.1	1,202.5	1,108.0	10.3	10.2
Foodservice and other	11.0	7.9	0.3	0.2	28.9	22.0	0.2	0.2
Total net revenues	3,991.9	3,645.5	100.0	100.0	11,703.7	10,827.2	100.0	100.0
Cost of sales including occupancy costs	1,441.7	1,289.0	36.1	35.4	4,236.9	3,865.9	36.2	35.7
Store operating expenses	1,338.8	1,236.1	33.5	33.9	3,994.3	3,649.6	34.1	33.7
Other operating expenses	33.1	25.4	0.8	0.7	96.5	85.7	0.8	0.8
Depreciation and amortization expenses	152.8	149.2	3.8	4.1	460.6	441.6	3.9	4.1
General and administrative expenses	50.7	47.3	1.3	1.3	156.0	139.3	1.3	1.3
Total operating expenses	3,017.1	2,747.0	75.6	75.4	8,944.3	8,182.1	76.4	75.6
Operating income	$974.8	$898.5	24.4%	24.6%	$2,759.4	$2,645.1	23.6%	24.4%
Store operating expenses as a % of company-operated store revenues			37.4%	37.8%			38.1%	37.6%
Other operating expenses as a % of non-company-operated store revenues			8.0%	6.7%			7.8%	7.6%
Quarter ended July 2, 2017 compared with quarter ended June 26, 2016
Revenues
Americas total net revenues for the third quarter of fiscal 2017 increased $346 million, or 10%, primarily due to higher revenues from company-operated stores ($307 million) and licensed stores ($36 million).
The increase in company-operated store revenues was driven by a 5% increase in comparable store sales ($162 million), attributable to a 5% increase in average ticket, and incremental revenues from 415 net new Starbucks® company-operated store openings over the past 12 months ($154 million), partially offset by unfavorable foreign currency translation ($10 million).
The increase in licensed store revenues was due to higher product sales to and royalty revenues from our licensees ($32 million), primarily resulting from the opening of 587 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 70 basis points for the third quarter of fiscal 2017, primarily due to a product mix shift (approximately 80 basis points) largely towards food and higher commodity costs (approximately 40 basis points), partially offset by sales leverage on cost of sales and occupancy costs (approximately 40 basis points).
Store operating expenses as a percentage of total net revenues decreased 40 basis points for the third quarter of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues decreased 40 basis points, primarily driven by sales leverage on salaries and benefits (approximately 150 basis points), partially offset by increased investments in our store partners (approximately 110 basis points).

Other operating expenses as a percentage of total revenues increased 10 basis points for the third quarter of fiscal 2017. Other operating expenses as a percentage of non-retail revenues increased 130 basis points, primarily due to lapping the recovery on previously uncollectible accounts in the prior year.
General and administrative expenses as a percentage of total net revenues were flat, primarily driven by higher salaries and benefits (approximately 10 basis points), offset by lower performance-based compensation (approximately 10 basis points).
The combination of these changes resulted in an overall decrease in operating margin of 20 basis points for the third quarter of fiscal 2017.
Three quarters ended July 2, 2017 compared with three quarters ended June 26, 2016
Revenues
Americas total net revenues for the first three quarters of fiscal 2017 increased $877 million, or 8% primarily due to higher revenues from company-operated stores ($775 million) and licensed stores ($95 million).
The increase in company-operated store revenues was driven by incremental revenues from 415 net new Starbucks® company-operated store openings over the past 12 months ($428 million) and a 4% increase in comparable store sales ($343 million), attributable to a 4% increase in average ticket.
The increase in licensed store revenues was due to higher product sales to and royalty revenues from our licensees ($87 million), primarily resulting from the opening of 587 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 50 basis points for the first three quarters of fiscal 2017, primarily due to a product mix shift (approximately 80 basis points) largely towards food, partially offset by leverage on cost of sales and occupancy costs (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues increased 40 basis points for the first three quarters of fiscal 2017. Store operating expenses as a percentage of company-operated store revenues increased 50 basis points, primarily driven by increased investments in our store partners (approximately 170 basis points), partially offset by sales leverage on salaries and benefits (approximately 110 basis points).
General and administrative expenses as a percentage of total net revenues were flat, primarily driven by higher salaries and benefits (approximately 10 basis points).
The combination of these changes resulted in an overall decrease in operating margin of 80 basis points for the first three quarters of fiscal 2017.

China/Asia Pacific

	Quarter Ended				Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
			As a % of CAP Total Net Revenues				As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$756.8	$695.4	90.0%	90.5%	$2,136.1	$1,884.0	89.7%	89.7%
Licensed stores	82.3	71.6	9.8	9.3	238.7	210.7	10.0	10.0
Foodservice and other	1.5	1.2	0.2	0.2	5.5	4.9	0.2	0.2
Total net revenues	840.6	768.2	100.0	100.0	2,380.3	2,099.6	100.0	100.0
Cost of sales including occupancy costs	353.5	331.2	42.1	43.1	1,024.3	933.5	43.0	44.5
Store operating expenses	212.1	200.4	25.2	26.1	618.9	558.0	26.0	26.6
Other operating expenses	17.5	16.2	2.1	2.1	54.2	48.3	2.3	2.3
Depreciation and amortization expenses	51.0	45.7	6.1	5.9	148.9	131.7	6.3	6.3
General and administrative expenses	34.5	32.1	4.1	4.2	109.2	93.2	4.6	4.4
Total operating expenses	668.6	625.6	79.5	81.4	1,955.5	1,764.7	82.2	84.0
Income from equity investees	51.8	40.2	6.2	5.2	138.4	104.3	5.8	5.0
Operating income	$223.8	$182.8	26.6%	23.8%	$563.2	$439.2	23.7%	20.9%
Store operating expenses as a % of company-operated store revenues			28.0%	28.8%			29.0%	29.6%
Other operating expenses as a % of non-company-operated store revenues			20.9%	22.3%			22.2%	22.4%
Quarter ended July 2, 2017 compared with quarter ended June 26, 2016
Revenues
China/Asia Pacific total net revenues for the third quarter of fiscal 2017 increased $72 million, or 9% over the prior year period, primarily from higher company-operated store revenues ($61 million), driven by incremental revenues from 423 net new company-operated store openings over the past 12 months ($77 million). Also contributing was a 1% increase in comparable store sales ($8 million), partially offset by unfavorable foreign currency translation ($24 million).
Licensed store revenues increased $11 million due to increased product sales to and royalty revenues from licensees ($9 million), primarily resulting from the opening of 633 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 100 basis points for the third quarter of fiscal 2017, primarily due to favorability from the transition to China's new value added tax structure (approximately 120 basis points).
Store operating expenses as a percentage of total net revenues decreased 90 basis points for the third quarter of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses also decreased 80 basis points, primarily due to lower performance-based compensation in Japan (approximately 50 basis points) and favorability from the transition to China's new value added tax structure (approximately 20 basis points).
Other operating expenses as a percentage of total net revenues was flat for the third quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 140 basis points in the third quarter, primarily due to lower performance-based compensation (approximately 90 basis points).
General and administrative expenses as a percentage of total net revenues decreased 10 basis points for the third quarter of fiscal 2017, primarily due to lower performance-based compensation (approximately 30 basis points), partially offset by higher salaries and benefits (approximately 20 basis points).

Income from equity investees increased $12 million due to higher income from our joint venture operations, primarily in China and South Korea. Our China joint venture operations benefited from the new value added tax structure.
The combination of these changes resulted in an overall increase in operating margin of 280 basis points for the third quarter of fiscal 2017.
Three quarters ended July 2, 2017 compared with three quarters ended June 26, 2016
Revenues
China/Asia Pacific total net revenues for the first three quarters of fiscal 2017 increased $281 million, or 13% over the prior year period, primarily from higher company-operated store revenues ($252 million), driven by incremental revenues from 423 net new company-operated store openings over the past 12 months ($210 million) and a 3% increase in comparable store sales ($53 million), partially offset by unfavorable foreign currency translation ($11 million).
Licensed store revenues increased $28 million due to increased product sales to and royalty revenues from licensees ($30 million), primarily resulting from the opening of 633 net new licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation ($3 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 150 basis points for the first three quarters of fiscal 2017, primarily driven by favorability from the transition to China's new value added tax structure (approximately 130 basis points).
Store operating expenses as a percentage of total net revenues decreased 60 basis points for the first three quarters of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses decreased 60 basis points for the first three quarters of fiscal 2017, primarily due to lower performance-based compensation in Japan (approximately 20 basis points).
Other operating expenses as a percentage of total net revenues was flat for the first three quarters of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 20 basis points, primarily due to lapping the investments in regional leadership and training conferences in the prior year (approximately 70 basis points) and lower performance-based compensation (approximately 30 basis points), partially offset by increased investment in our e-commerce business (approximately 80 basis points).
General and administrative expenses as a percentage of total net revenues increased 20 basis points, primarily due to continued focus on product quality and innovation (approximately 30 basis points).
Income from equity investees increased $34 million, driven by higher income from our joint venture operations, primarily in China and South Korea. Our China joint venture operations benefited from the new value added tax structure.
The combination of these changes resulted in an overall increase in operating margin of 280 basis points for the first three quarters of fiscal 2017.

EMEA

	Quarter Ended				Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
			As a % of EMEA Total Net Revenues				As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$136.2	$174.3	54.5%	63.8%	$409.6	$576.0	55.1%	67.4%
Licensed stores	100.9	86.2	40.4	31.5	294.0	239.3	39.5	28.0
Foodservice	12.8	12.9	5.1	4.7	40.3	39.4	5.4	4.6
Total net revenues	249.9	273.4	100.0	100.0	743.9	854.7	100.0	100.0
Cost of sales including occupancy costs	134.0	139.2	53.6	50.9	392.6	427.2	52.8	50.0
Store operating expenses	53.8	69.0	21.5	25.2	151.0	209.4	20.3	24.5
Other operating expenses	15.1	13.4	6.0	4.9	45.3	42.0	6.1	4.9
Depreciation and amortization expenses	7.7	10.3	3.1	3.8	22.9	32.4	3.1	3.8
General and administrative expenses	11.6	11.6	4.6	4.2	32.7	39.4	4.4	4.6
Goodwill and other asset impairments	17.9	—	7.2	—	17.9	—	2.4	—
Total operating expenses	240.1	243.5	96.1	89.1	662.4	750.4	89.0	87.8
Income from equity investees	—	—	—	—	—	1.5	—	0.2
Operating income	$9.8	$29.9	3.9%	10.9%	$81.5	$105.8	11.0%	12.4%
Store operating expenses as a % of company-operated store revenues			39.5%	39.6%			36.9%	36.4%
Other operating expenses as a % of non-company-operated store revenues			13.3%	13.5%			13.6%	15.1%
Quarter ended July 2, 2017 compared with quarter ended June 26, 2016
Revenues
EMEA total net revenues decreased $24 million, or 9%, for the third quarter of fiscal 2017. The decrease was primarily due to a decline in company-operated store revenues ($38 million), driven by the shift to more licensed stores in the region ($28 million), which includes the absence of revenue related to the sale of our Germany retail operations in the third quarter of fiscal 2016, as well as unfavorable foreign currency translation ($12 million).
Licensed store revenues increased $15 million, or 17%, due to higher product sales to and royalty revenues from our licensees ($23 million), primarily resulting from the opening of 311 net new licensed stores and the transfer of 29 company-operated stores to licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation ($7 million).
Absent the impacts from the portfolio shift (approximately $23 million) and unfavorable currency translation, EMEA revenue would have grown 7% compared to the prior year period.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 270 basis points for the third quarter of fiscal 2017, primarily due to the shift in the composition of our store portfolio to more licensed stores, which have a lower gross margin (approximately 160 basis points) and foreign currency transaction loss (approximately 130 basis points).
Store operating expenses as a percentage of total net revenues decreased 370 basis points for the third quarter of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses decreased 10 basis points, primarily due to the shift in the portfolio towards more licensed stores (approximately 250 basis points), partially offset by sales deleverage in certain company-operated stores (approximately 220 basis points).

Other operating expenses as a percentage of total net revenues increased 110 basis points for the third quarter of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 20 basis points, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 20 basis points).
Depreciation and amortization expense as a percentage of total net revenue decreased 70 basis points, primarily due to the shift in the portfolio towards more licensed stores (approximately 50 basis points).
General and administrative expenses as a percentage of total net revenues increased 40 basis points, primarily due to higher salaries and benefits to support the transition to a larger licensed store portfolio, as well as initiatives on innovation and product quality (approximately 70 basis points), partially offset by lower performance-based compensation (approximately 30 basis points).
Goodwill impairment expense negatively impacted operating margin by 720 basis points. The recorded impairment expense was associated with our Switzerland company-operated retail reporting unit, which we fully acquired in the fourth quarter of fiscal 2011. The strengthening of the Swiss franc when compared to the relatively inexpensive euro in surrounding countries, has caused ongoing unfavorable changes in consumer behavior and depressed tourism. Our latest mitigation efforts for our Switzerland retail business are not expected to fully recover the reporting unit’s carrying value given the sustained nature of these and other external factors. As a result, we have recorded a goodwill impairment charge of $18 million.
The combination of these changes resulted in an overall decrease in operating margin of 700 basis points for the third quarter of fiscal 2017.
Three quarters ended July 2, 2017 compared with three quarters ended June 26, 2016
Revenues
EMEA total net revenues decreased $111 million, or 13%, for the first three quarters of fiscal 2017. The decrease was primarily due to a decline in company-operated store revenues ($166 million), driven by the shift to more licensed stores in the region ($115 million), which includes the absence of revenue related to the sale of our Germany retail operations in the third quarter of fiscal 2016, as well as unfavorable foreign currency translation ($45 million).
Licensed store revenues increased $55 million, or 23% due to higher product sales to and royalty revenues from our licensees ($76 million), primarily resulting from the opening of 311 net new licensed stores and the transfer of 29 company-operated stores to licensed stores over the past 12 months, partially offset by unfavorable foreign currency translation ($24 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 280 basis points for the first three quarters of fiscal 2017, primarily due to unfavorable foreign currency transactions (approximately 170 basis points) and the shift in the composition of our store portfolio to more licensed stores, which have a lower gross margin (approximately 120 basis points).
Store operating expenses as a percentage of total net revenues decreased 420 basis points for the first three quarters of fiscal 2017. As a percentage of company-operated store revenues, store operating expenses increased 50 basis points for the first three quarters, primarily driven by sales deleverage in certain company-operated stores (approximately 190 basis points), partially offset by the shift in the portfolio towards more licensed stores (approximately 180 basis points).
Other operating expenses as a percentage of total net revenues increased 120 basis points for the first three quarters of fiscal 2017. Excluding the impact of company-operated store revenues, other operating expenses decreased 150 basis points for the first three quarters, primarily due to sales leverage driven by the shift to more licensed stores in the region (approximately 150 basis points).
Depreciation and amortization expense as a percentage of total net revenue decreased 70 basis points, primarily due to the shift in the portfolio towards more licensed stores (approximately 60 basis points).
General and administrative expenses as a percentage of total net revenues decreased 20 basis points, primarily due to lower performance-based compensation (approximately 30 basis points).
Goodwill impairment expense negatively impacted operating margin by 240 basis points. The recorded impairment expense was associated with our Switzerland company-operated retail reporting unit, which we fully acquired in the fourth quarter of fiscal 2011. The strengthening of the Swiss franc when compared to the relatively inexpensive euro in surrounding countries, has caused ongoing unfavorable changes in consumer behavior and depressed tourism. Our latest mitigation efforts for our Switzerland retail business are not expected to fully recover the reporting unit’s carrying value given the sustained nature of these and other external factors. As a result, we have recorded a goodwill impairment charge of $18 million.
The combination of these changes resulted in an overall decrease in operating margin of 140 basis points for the first three quarters of fiscal 2017.

Channel Development

	Quarter Ended				Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
			As a % of Channel Development Total Net Revenues				As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$364.3	$333.0	76.1%	75.5%	$1,147.6	$1,086.5	76.8%	76.8%
Foodservice	114.4	107.8	23.9	24.5	346.0	327.5	23.2	23.2
Total net revenues	478.7	440.8	100.0	100.0	1,493.6	1,414.0	100.0	100.0
Cost of sales	252.5	232.3	52.7	52.7	795.5	770.6	53.3	54.5
Other operating expenses	62.0	58.0	13.0	13.2	172.9	171.8	11.6	12.1
Depreciation and amortization expenses	0.5	0.7	0.1	0.2	1.7	2.1	0.1	0.1
General and administrative expenses	2.7	4.3	0.6	1.0	8.1	13.0	0.5	0.9
Total operating expenses	317.7	295.3	66.4	67.0	978.2	957.5	65.5	67.7
Income from equity investees	49.2	42.3	10.3	9.6	131.1	106.5	8.8	7.5
Operating income	$210.2	$187.8	43.9%	42.6%	$646.5	$563.0	43.3%	39.8%
Discussion of our Channel Development segment results reflects the impact of an unfavorable revenue deduction adjustment recorded in the second quarter of fiscal 2017. While this adjustment was immaterial, the discussion below quantifies the impact to provide a better understanding of our results for the three quarters ended July 2, 2017.
Quarter ended July 2, 2017 compared with quarter ended June 26, 2016
Revenues
Channel Development total net revenues for the third quarter of fiscal 2017 increased $38 million or 9% when compared to the prior year period primarily driven by increased international sales, largely associated with our European and CAP regions ($10 million), as well as higher sales of premium single-serve products ($9 million) and U.S. packaged coffee ($7 million). Higher foodservice sales were primarily the result of a change to a direct distribution model and recognizing the benefit of full revenue from premium single-serve product sales.
Operating Expenses
Cost of sales as a percentage of total net revenues was flat for the third quarter, primarily driven by lower coffee costs (approximately 60 basis points) and leverage on cost of sales (approximately 60 basis points), partially offset by a shift toward lower margin products (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues decreased 20 basis points, primarily driven by lower performance-based compensation (approximately 40 basis points) and reduced commissions expense (approximately 40 basis points), partially offset by increased marketing expenses (approximately 80 basis points).
Income from equity investees increased $7 million due to higher income from our North American Coffee Partnership joint venture, driven by decreased marketing costs, favorable product mix and new product launches over the past 12 months.
The combination of these changes resulted in an overall increase in operating margin of 130 basis points for the third quarter of fiscal 2017.
Three quarters ended July 2, 2017 compared with three quarters ended June 26, 2016
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2017 increased $80 million or 6%, primarily driven by higher sales of premium single-serve products ($28 million) and U.S. packaged coffee ($27 million), as well as increased sales through our international channels, primarily associated with our European and North American regions ($25 million), partially offset by an unfavorable revenue deduction adjustment pertaining to periods prior to fiscal 2017 ($13 million). Higher foodservice sales were primarily the result of a change to a direct distribution model and recognizing the benefit of full revenue from premium single-serve product sales.
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 120 basis points for the first three quarters of fiscal 2017, primarily driven by leverage on cost of sales (approximately 130 basis points) and lower coffee costs (approximately 120 basis points), partially offset by a shift toward lower margin products (approximately 90 basis points) and the unfavorable revenue deduction adjustment pertaining to prior periods (approximately 40 basis points).
Other operating expenses as a percentage of total net revenues decreased 50 basis points for the first three quarters of fiscal 2017, primarily driven by lower performance-based compensation (approximately 40 basis points).
Income from equity investees increased $25 million for the first three quarters of fiscal 2017 due to higher income from our North American Coffee Partnership joint venture, primarily from increased sales of Frappuccino® and Starbucks Doubleshot® beverages and new product launches over the past 12 months and decreased marketing costs.
The combination of these changes resulted in an overall increase in operating margin of 350 basis points for the first three quarters of fiscal 2017.

All Other Segments

	Quarter Ended			Three Quarters Ended
	Jul 2, 2017	Jun 26, 2016	% Change	Jul 2, 2017	Jun 26, 2016	% Change
Net revenues:
Company-operated stores	$39.6	$42.9	(7.7)%	$155.7	$179.1	(13.1)%
Licensed stores	0.6	0.8	(25.0)	2.2	3.0	(26.7)
CPG, foodservice and other	60.2	66.4	(9.3)	209.1	227.1	(7.9)
Total net revenues	100.4	110.1	(8.8)	367.0	$409.2	(10.3)
Cost of sales including occupancy costs	64.8	68.3	(5.1)	229.5	246.7	(7.0)
Store operating expenses	24.2	23.9	1.3	89.3	85.0	5.1
Other operating expenses	14.6	24.3	(39.9)	52.8	75.3	(29.9)
Depreciation and amortization expenses	3.0	3.1	(3.2)	9.3	10.1	(7.9)
General and administrative expenses	3.8	5.4	(29.6)	11.7	20.2	(42.1)
Goodwill and other asset impairments	102.3	—	nm	102.3	—	nm
Total operating expenses	212.7	125.0	70.2	494.9	437.3	13.2
Operating loss	$(112.3)	$(14.9)	653.7%	$(127.9)	$(28.1)	355.2%
All Other Segments primarily includes Teavana-branded stores, Seattle’s Best Coffee, as well as Starbucks Reserve® and Roastery businesses. The increase in the operating loss is primarily due to goodwill and store asset impairments of $102.3 million. During the third quarter of fiscal 2017, we finalized our long-term strategy for the Teavana reporting unit. The plan continues to include sales of premium Teavana tea products at Starbucks branded stores and, to a lesser extent, consumer product channels but no longer includes sales from Teavana retail operations. As a result, the retail store assets were determined to be fully impaired, which resulted in a charge of $33.0 million, and we recorded an expense of $69.3 million for a partial impairment of goodwill.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016	Jul 2, 2017	Jun 26, 2016
Americas
Company-operated stores	125	85	282	204	9,301	8,875
Licensed stores	119	109	413	293	7,001	6,425
Total Americas	244	194	695	497	16,302	15,300
China/Asia Pacific
Company-operated stores	116	79	287	223	3,098	2,675
Licensed stores	134	130	453	442	4,085	3,452
Total China/Asia Pacific	250	209	740	665	7,183	6,127
EMEA(1)
Company-operated stores	1	(147)	(17)	(196)	506	541
Licensed stores	86	224	245	399	2,364	2,024
Total EMEA	87	77	228	203	2,870	2,565
All Other Segments
Company-operated stores	(5)	(5)	(14)	(10)	344	365
Licensed stores	(1)	(1)	2	(3)	37	38
Total All Other Segments	(6)	(6)	(12)	(13)	381	403
Total Company	575	474	1,651	1,352	26,736	24,395
(1) EMEA store data includes the transfer of 144 Germany company-operated retail stores to licensed stores as a result of the sale to AmRest Holdings SE in the third quarter of fiscal 2016.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $3.7 billion as of July 2, 2017 and $3.4 billion as of October 2, 2016. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities and agency obligations. As of July 2, 2017, approximately $2.0 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
Our $1.5 billion unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of July 2, 2017, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of July 2, 2017.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of July 2, 2017, we had no outstanding borrowings under the program.
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of July 2, 2017, we were in compliance with all applicable covenants.
In March 2017, we issued Japanese yen-denominated long-term debt in an underwritten registered public offering. The 7-year 0.372% Senior Notes (the “2024 notes”) due March 2024 were issued with a face value of ¥85 billion, or $758.3 million, as of July 2, 2017. We will use the net proceeds from the offering to enhance our sustainability programs around coffee supply chain management through eligible sustainability projects. Interest on the 2024 notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. Additionally, in the first quarter of fiscal 2017, our $400 million of 0.875% Senior Notes (the “2016 notes”) were repaid. See Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facility and commercial paper program, to invest in our core businesses, including capital expenditures, new product innovations, related marketing support and partner and digital investments, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core businesses, including Starbucks Reserve and Roastery businesses. Further, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy. As discussed in Note 12, Subsequent Event, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, we announced the intent to purchase the remaining 50% ownership interest in our East China joint venture for approximately $1.3 billion, which is expected to be completed utilizing primarily cash and investments currently held in foreign subsidiaries expected to be completed by early calendar year 2018.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of July 2, 2017 to be indefinitely reinvested and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect and other indirect tax consequences associated with repatriation.
During the third quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend to shareholders of $0.25 per share to be paid on August 25, 2017 to shareholders of record as of the close of business on August 10, 2017. We repurchased 22.4 million shares of common stock ($1.3 billion) during the first three quarters of fiscal 2017 under our ongoing share repurchase program. The number of remaining shares authorized for repurchase as of July 2, 2017 totaled 95.4 million.
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

Cash Flows
Cash provided by operating activities was $3.1 billion for the first three quarters of fiscal 2017, compared to $3.3 billion for the same period in fiscal 2016. The change was primarily due to the timing of our cash payments for income taxes, partially offset by increased earnings.
Cash used by investing activities for the first three quarters of fiscal 2017 totaled $670 million, compared to $1.6 billion for the same period in fiscal 2016. The change was primarily due to lower purchases of investments as well as an increase in the sale of investments.
Cash used by financing activities for the first three quarters of fiscal 2017 totaled $1.8 billion, compared to $1.1 billion for the same period in fiscal 2016. The change was primarily due to lower proceeds from issuances of long-term debt, the repayment of the 2016 notes and an increase in cash dividends paid, partially offset by a decrease in share repurchases.
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
During the third quarter of fiscal 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (July 2, 2017).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended July 2, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period(1)
April 3, 2017 — April 30, 2017	—	$—	—	98,865,460
May 1, 2017 — May 28, 2017	783,613	60.25	783,613	98,081,847
May 29, 2017 — July 2, 2017	2,674,919	60.11	2,674,919	95,406,928
Total	3,458,532	$60.14	3,458,532

(1)	Monthly information is presented by reference to our fiscal months during the third quarter of fiscal 2017.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through September 13, 2016)	8-K	0-20322	9/16/2016	3.1
10.1	Starbucks Corporation Employee Stock Purchase Plan – 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended July 2, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 1, 2017

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer