Form 10-K
period 2017-10-01
STARBUCKS CORP
filed 2017-11-17
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 1, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            Yes  ☐ No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on April 2, 2017 as reported on the NASDAQ Global Select Market was $82 billion. As of November 10, 2017, there were 1,422.8 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 21, 2018 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended October 1, 2017

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

PART I
Item 1. Business
General
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 75 countries. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of high-quality food items, including snack offerings, through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and foodservice accounts. In addition to our flagship Starbucks Coffee brand, we sell goods and services under the following brands: Teavana, Tazo, Seattle’s Best Coffee, Evolution Fresh, La Boulange and Ethos.
Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this, we are continuing the disciplined expansion of our global store base, adding stores in both existing, developed markets such as the U.S., and in newer, higher growth markets such as China, as well as optimizing the mix of company-operated and licensed stores in each market. In addition, by leveraging the experience gained through our traditional store model, we continue to offer consumers new coffee and other products in a variety of forms, across new categories, diverse channels and alternative store formats. We also believe our Starbucks Global Social Impact strategy, commitments related to ethically sourcing high-quality coffee, contributing positively to the communities we do business in and being an employer of choice are contributors to our objective.
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended October 1, 2017 (“fiscal 2017”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Segment Financial Information
We have four reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) China/Asia Pacific (“CAP”); 3) Europe, Middle East, and Africa (“EMEA”) and 4) Channel Development. We also have several non-reportable operating segments, including Teavana retail stores and Seattle's Best Coffee, as well as certain developing businesses such as Siren Retail, which includes the Starbucks ReserveTM Roastery & Tasting Rooms, certain Starbucks ReserveTM locations and Princi operations. Collectively, the combined group of non-reportable operating segments will be referred to as All Other Segments. Revenues from our reportable segments and All Other Segments as a percentage of total net revenues for fiscal 2017 were as follows: Americas (70%), CAP (14%), EMEA (5%), Channel Development (9%) and All Other Segments (2%).
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

Revenue Components
We generate nearly all of our revenues through company-operated stores, licensed stores, consumer packaged goods (“CPG”) and foodservice operations.
Company-operated and Licensed Store Summary as of October 1, 2017

	Americas	As a% of Total Americas Stores	CAP	As a% of Total CAP Stores	EMEA	As a% of Total EMEA Stores	All Other Segments	As a% of Total All Other Segments Stores	Total	As a% of Total Stores
Company-operated stores	9,413	57%	3,070	41%	502	17%	290	89%	13,275	49%
Licensed stores	7,146	43%	4,409	59%	2,472	83%	37	11%	14,064	51%
Total	16,559	100%	7,479	100%	2,974	100%	327	100%	27,339	100%
The mix of company-operated versus licensed stores in a given market will vary based on several factors, including our ability to access desirable local retail space, the complexity and expected ultimate size of the market for Starbucks and our ability to leverage the support infrastructure within a geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 79% of total net revenues during fiscal 2017. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea and related products, as well as complementary food and snack offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service and a seamless digital experience as well as clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
Our strategy for expanding our global retail business is to increase our market share in a disciplined manner, by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores, to support our long-term strategic objective to maintain Starbucks standing as one of the most recognized and respected brands in the world. Store growth in specific existing markets will vary due to many factors, including expected financial returns, the maturity of the market, economic conditions, consumer behavior and local business practices.

Company-operated store data for the year-ended October 1, 2017:

	Stores Open as of					Stores Open as of
	Oct 2, 2016	Opened	Closed	Transfers	Net	Oct 1, 2017
Americas:
U.S.	7,880	372	(30)	—	342	8,222
Canada	1,035	45	(8)	11	48	1,083
Brazil	104	5	(1)	—	4	108
Total Americas	9,019	422	(39)	11	394	9,413
China/Asia Pacific(1):
China	1,272	285	(17)	—	268	1,540
Japan	1,140	90	(12)	—	78	1,218
Thailand	273	39	—	—	39	312
Singapore	126	10	(3)	(133)	(126)	—
Total China/Asia Pacific	2,811	424	(32)	(133)	259	3,070
EMEA:
U.K.	366	14	(21)	(14)	(21)	345
All Other	157	2	(2)	—	—	157
Total EMEA	523	16	(23)	(14)	(21)	502
All Other Segments:
Teavana	355	—	(67)	—	(67)	288
Evolution Fresh	2	—	(2)	—	(2)	—
Siren Retail	1	1	—	—	1	2
Total All Other Segments	358	1	(69)	—	(68)	290
Total company-operated	12,711	863	(163)	(136)	564	13,275
(1) China/Asia Pacific store data includes the transfer of 133 Singapore company-operated retail stores to licensed stores as a result of the sale to Maxim's Caterers Limited in the fourth quarter of fiscal 2017.
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
Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Beverages	73%	74%	73%
Food	20%	19%	19%
Packaged and single-serve coffees and teas	3%	3%	3%
Other(1)	4%	4%	5%
Total	100%	100%	100%

(1)	“Other” primarily consists of sales of serveware, ready-to-drink beverages and coffee-making equipment, among other items.

Stored Value Cards
The Starbucks Card, our branded stored value card program, is designed to provide customers with a convenient payment method, support gifting and increase the frequency of store visits by cardholders, in part through the related Starbucks Rewards™ (previously My Starbucks Rewards®) loyalty program where available, as discussed below. Stored value cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, China, Japan, Latin America, and many of our markets in our CAP and EMEA segments. Stored value cards can also be obtained on-line, via the Starbucks® Mobile App, and through other U.S. and international retailers. Customers may access their card balances by utilizing their stored value card or the Starbucks® Mobile App in participating stores, which also include certain Teavana ™ locations. Using the Mobile Order and Pay functionality of the Starbucks® Mobile App, customers can also place orders in advance for pick-up at certain participating locations in the U.S. and Canada. In nearly all markets, including the U.S. and Canada, customers who register their cards are automatically enrolled in the Starbucks Rewards™ program. Registered members can receive various benefits depending on factors such as the number of reward points (“Stars”) earned. Refer to Note 1, Summary of Significant Accounting Policies, included in Item 8 of Part II of this 10-K, for further discussion of our stored value cards and loyalty program.
Licensed Stores
Revenues from our licensed stores accounted for 11% of total net revenues in fiscal 2017. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a reduced share of the total store revenues, but this is more than offset by the reduction in our share of costs as these are primarily incurred by the licensee.
In our licensed store operations, we leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we sell coffee, tea, food and related products to licensees for resale to customers and receive royalties and license fees from the licensees. We also sell certain equipment, such as coffee brewers and espresso machines, to our licensees for use in their operations. Employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. For Starbucks® and Teavana™ stores within certain international markets, we also use traditional franchising and include these stores in the results of operations from our other licensed stores.

Licensed store data for the year-ended October 1, 2017:

	Stores Open as of					Stores Open as of
	Oct 2, 2016	Opened	Closed	Transfers	Net	Oct 1, 2017
Americas:
U.S.	5,292	477	(61)	—	416	5,708
Mexico	563	71	(2)	—	69	632
Latin America	369	66	(6)	—	60	429
Canada	364	32	(8)	(11)	13	377
Total Americas	6,588	646	(77)	(11)	558	7,146
China/Asia Pacific(1):
China	1,110	310	(24)	—	286	1,396
Korea	952	164	(8)	—	156	1,108
Taiwan	392	33	(5)	—	28	420
Philippines	293	32	(1)	—	31	324
Indonesia	260	62	(5)	—	57	317
Malaysia	226	24	(2)	—	22	248
All Other	399	76	(12)	133	197	596
Total China/Asia Pacific	3,632	701	(57)	133	777	4,409
EMEA:
U.K.	532	69	(9)	14	74	606
Turkey	314	80	(7)	—	73	387
United Arab Emirates	148	21	(5)	—	16	164
Germany	161	6	(11)	—	(5)	156
Saudi Arabia	92	32	—	—	32	124
Kuwait	95	24	(1)	—	23	118
Russia	107	11	(3)	—	8	115
Spain	96	23	(6)	—	17	113
All Other	574	132	(17)	—	115	689
Total EMEA	2,119	398	(59)	14	353	2,472
All Other Segments:
Teavana	34	4	(1)	—	3	37
Seattle's Best Coffee	1	—	(1)	—	(1)	—
Total All Other Segments	35	4	(2)	—	2	37
Total licensed	12,374	1,749	(195)	136	1,690	14,064
(1) China/Asia Pacific store data includes the transfer of 133 Singapore company-operated retail stores to licensed stores as a result of the sale to Maxim's Caterers Limited in the fourth quarter of fiscal 2017.
Consumer Packaged Goods
Revenues from sales of consumer packaged goods comprised 8% of total net revenues in fiscal 2017. Our consumer packaged goods business includes both domestic and international sales of packaged coffee and tea as well as a variety of ready-to-drink beverages and single-serve coffee and tea products to grocery, warehouse clubs and specialty retail stores. It also includes revenues from product sales to and licensing revenues from manufacturers that produce and market Starbucks-, Seattle’s Best Coffee- and Tazo-branded products through licensing agreements.

Foodservice
Revenues from foodservice accounts comprised 2% of total net revenues in fiscal 2017. We sell Starbucks® and Seattle’s Best Coffee® roasted whole bean and ground coffees, a selection of premium Tazo® teas, Starbucks VIA® Ready Brew, and other coffee and tea-related products to institutional foodservice companies that service business and industry, education, healthcare, office coffee distributors, hotels, restaurants, airlines and other retailers. We also sell our Seattle’s Best Coffee® through arrangements with national accounts. The majority of the sales in this channel come through national broadline distribution networks with SYSCO Corporation, U.S. Foodservice and other distributors.
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
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. Total green coffee purchase commitments as of October 1, 2017 were $1.2 billion, comprised of $860 million under fixed-price contracts and an estimated $336 million under price-to-be-fixed contracts. As of October 1, 2017, none of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. All price-to-be-fixed contracts as of October 1, 2017 were at the Company’s option to fix the base “C” coffee commodity price component. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2018.
We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.
To help ensure the future supply of high-quality green coffee and to reinforce our leadership role in the coffee industry, Starbucks operates eight farmer support centers. The farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality, yields and agronomy support to address climate and other impacts.
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

Competition
Our primary competitors for coffee beverage sales are specialty coffee shops offering premium and artisanal products and experiences. In almost all markets in which we do business, there are numerous competitors in the specialty coffee beverage business. We believe that our customers choose among specialty coffee retailers primarily on the basis of product quality, service and convenience, as well as price. We continue to experience direct competition from large competitors in the U.S. quick-service restaurant sector and the U.S. ready-to-drink coffee beverage market, in addition to well-established companies in many international markets. We also compete with restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.
Our coffee and tea products sold through our Channel Development segment compete directly against specialty coffees and teas sold through grocery stores, warehouse clubs, specialty retailers, convenience stores and U.S. foodservice accounts and compete indirectly against all other coffees and teas on the market.
Trademarks, Copyrights, Patents and Domain Names
Starbucks owns and has applied to register numerous trademarks and service marks in the U.S. and in other countries throughout the world. Some of our trademarks, including Starbucks, the Starbucks logo, Starbucks Reserve, Tazo, Seattle’s Best Coffee, Teavana, Frappuccino, Starbucks VIA and La Boulange are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com,” “Starbucks.net,” “Tazo.com,” “Seattlesbest.com” and “Teavana.com.”
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
Employees
Starbucks employed approximately 277,000 people worldwide as of October 1, 2017. In the U.S., Starbucks employed approximately 185,000 people, with approximately 175,000 in company-operated stores and the remainder in support facilities, store development, and roasting, manufacturing, warehousing and distribution operations. Approximately 92,000 employees were employed outside of the U.S., with approximately 89,000 in company-operated stores and the remainder in regional support operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.
Executive Officers of the Registrant

Name	Age	Position
Howard Schultz	64	executive chairman
Kevin R. Johnson	57	president and chief executive officer
Rosalind G. Brewer	55	group president, Americas and chief operating officer
Cliff Burrows	58	group president, Siren Retail
John Culver	57	group president, International and Channels (1)
Scott Maw	50	executive vice president, chief financial officer
Paul Mutty	58	senior vice president, interim general counsel
(1) Channels includes various business groups, including channel development and certain emerging brands, including Seattle's Best Coffee and Evolution Fresh.

Howard Schultz is the founder of Starbucks Corporation and has served as executive chairman since April 2017. Mr. Schultz has served as chairman of the board of directors since Starbucks inception in 1985, and in January 2008, he reassumed the role of president and chief executive officer. He served as chief executive officer until April 2017 and served as president until March 2015. From June 2000 to February 2005, Mr. Schultz also held the title of chief global strategist. From November 1985 to June 2000, he served as chairman of the board and chief executive officer. From November 1985 to June 1994, Mr. Schultz also served as president. From January 1986 to July 1987, Mr. Schultz was the chairman of the board, chief executive officer and president of Il Giornale Coffee Company, a predecessor to the Company. From September 1982 to December 1985, Mr. Schultz was the director of retail operations and marketing for Starbucks Coffee Company, a predecessor to the Company.
Kevin R. Johnson has served as president and chief executive officer since April 2017, and has been a Starbucks director since March 2009. Mr. Johnson served as president and chief operating officer from March 2015 to April 2017. Mr. Johnson served as Chief Executive Officer of Juniper Networks, Inc., a leading provider of high-performance networking products and services, from September 2008 to December 2013. He also served on the Board of Directors of Juniper Networks from September 2008 through February 2014. Prior to joining Juniper Networks, Mr. Johnson served as President, Platforms and Services Division for Microsoft Corporation, a worldwide provider of software, services and solutions. Mr. Johnson was a member of Microsoft’s Senior Leadership Team and held a number of senior executive positions over the course of his 16 years at Microsoft. Prior to joining Microsoft in 1992, Mr. Johnson worked in International Business Machine Corp.’s systems integration and consulting business.
Rosalind G. Brewer has served as group president, Americas and chief operating officer since October 2017, and has been a director of Starbucks since March 2017. Ms. Brewer served as President and Chief Executive Officer of Sam's Club, a membership-only retail warehouse club and a division of Walmart, from February 2012 to February 2017. Previously, Ms. Brewer was Executive Vice President and President of Walmart's East Business Unit from February 2011 to January 2012; Executive Vice President and President of Walmart South from February 2010 to February 2011; Senior Vice President and Division President of the Southeast Operating Division from March 2007 to January 2010; and Regional General Manager, Georgia Operations, from 2006 to February 2007. Prior to joining Walmart, Ms. Brewer was President of Global Nonwovens Division for Kimberly-Clark Corporation, a global health and hygiene products company, from 2004 to 2006 and held various management positions at Kimberly-Clark Corporation from 1984 to 2006. She serves as the Chair of the Board of Trustees for Spelman College and formerly served on the Board of Directors for Lockheed Martin Corporation and Molson Coors Brewing Company.
Cliff Burrows joined Starbucks in April 2001 and has served as group president, Siren Retail, since September 2016, which includes the Starbucks ReserveTM Roastery & Tasting Rooms, Starbucks Reserve brand and products and Princi operations. Mr. Burrows also oversees Global Coffee and the Teavana brand. From July 2015 to September 2016, he served as group president, U.S. and Americas. From February 2014 to June 2015, he served as group president, U.S., Americas and Teavana. From May 2013 to February 2014, he served as group president, Americas and U.S., EMEA (Europe, Middle East and Africa) and Teavana. Mr. Burrows served as president, Starbucks Coffee Americas and U.S. from October 2011 to May 2013 and as president, Starbucks Coffee U.S. from March 2008 to October 2011. He served as president, EMEA from April 2006 to March 2008. He served as vice president and managing director, U.K. prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and housewares retailer.
John Culver joined Starbucks in August 2002 and has served as group president, International and Channels, since October 2017. From September 2016 to October 2017, he served as group president, Starbucks Global Retail. From May 2013 to September 2016, he served as group president, China, Asia Pacific, Channel Development and Emerging Brands. Mr. Culver served as president, Starbucks Coffee China and Asia Pacific from October 2011 to May 2013. From December 2009 to October 2011, he served as president, Starbucks Coffee International. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007.
Scott Maw joined Starbucks in August 2011 and has served as executive vice president, chief financial officer since February 2014. From October 2012 to February 2014, he served as senior vice president, Corporate Finance and as corporate controller from August 2011 to October 2012. Prior to joining Starbucks, Mr. Maw served as chief financial officer of SeaBright Insurance Company from February 2010 to August 2011. From October 2008 to February 2010, Mr. Maw served as chief financial officer of the Consumer Banking division of JPMorgan Chase & Co., having held a similar position at Washington Mutual Bank prior to its acquisition by Chase. From 1994 to 2003, he served in various finance leadership positions at General Electric Company. Mr. Maw serves on the Board of Directors of Avista Corporation.

Paul Mutty joined Starbucks in September 1998 and has served as senior vice president, interim general counsel since August 2017. From July 2011 to July 2017, he served as senior vice president, deputy general counsel and assistant secretary. Mr. Mutty previously served as vice president, assistant general counsel from June 2002 to July 2011 and as director, corporate counsel from September 1998 to June 2002. Mr. Mutty has previously led the Starbucks legal department's EMEA region, Channel Development, Starbucks Law & Corporate Affairs business operations, global commercial, litigation, regulatory, technology, real estate and licensing legal teams. Prior to joining Starbucks, Mr. Mutty served as executive vice president and general counsel for SP Investments, Inc., from May 1996 to September 1998. Mr. Mutty was formerly with the Seattle law firm of Riddell, Williams, Bullitt & Walkinshaw, where he was a corporate attorney from 1986 to 1996 and was a partner from 1992 to 1996.
Global Social Impact
We are committed to being a deeply responsible company in the communities where we do business. Our focus is on ethically sourcing high-quality coffee, reducing our environmental impacts and contributing positively to communities around the world. Starbucks Global Social Impact strategy and commitments are integral to our overall business strategy. As a result, we believe we deliver benefits to our stakeholders, including employees, business partners, customers, suppliers, shareholders, community members and others. For an overview of Starbucks Global Social Impact strategy and commitments, please visit www.starbucks.com/responsibility.
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
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our customers may have less money for discretionary purchases and may stop or reduce their purchases of our products or trade down to Starbucks or competitors' lower priced products as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit and economic uncertainty. These factors may also result in a general downturn in the restaurant industry. Decreases in customer traffic and/or average value per transaction will negatively impact our financial performance as reduced revenues without a corresponding decrease in expenses result in sales de-leveraging, which creates downward pressure on margins and also negatively impacts comparable store sales, net revenues, operating income and earnings per share. There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

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
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust, such as actual or perceived breaches of privacy or violations of domestic or international privacy laws, contaminated food, store employees or other food handlers infected with communicable diseases, product recalls or other potential incidents discussed in this risk factors section, particularly if the incidents receive considerable publicity, including rapidly through social or digital media, or result in litigation, and failure to respond appropriately to these incidents, can significantly reduce brand value, result in civil and criminal liability and have a negative impact on our financial results. Consumer demand for our products and our brand equity could diminish significantly if we or our licensees or other business partners fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, including with respect to the sourcing, content or sale of our products or the use of customer data, fail to comply with laws and regulations or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, including from unauthorized uses of our brand or other of our intellectual property assets, can erode consumer trust and our brand value and have a negative impact on our financial results.

•
Incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our products, could harm our business.

Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food and beverage processing, grocery and quick-service restaurant sectors and could affect us as well. Any report linking us to the use of unclean water, food or beverage-borne illnesses, tampering, adulteration, contamination, mislabeling or other food or beverage-safety issues could damage our brand value and severely hurt sales of our food and beverage products and possibly lead to product liability claims, litigation (including class actions) or damages. Clean water is critical to the preparation of coffee, tea and other beverages and our ability to ensure a clean water supply to our stores can be limited, particularly in some international locations. We are also continuing to incorporate more products in our food and beverage lineup that require freezing or refrigeration, including produce (such as fruits and vegetables in our salads and juices), dairy products (such as milk and cheeses), non-dairy alternative products (such as soymilk and almondmilk) and meats. Additionally, we are evolving our product lineup to include more local or smaller suppliers for some of our products who may not have as rigorous quality and safety systems and protocols as larger or more national suppliers. If customers become ill from food or beverage-borne illnesses, tampering, adulteration, contamination, mislabeling or other food or beverage-safety issues, we could be forced to temporarily close some stores and/or supply chain facilities, as well as recall products. In addition, instances of food or beverage-safety issues, even those involving solely the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could, by resulting in negative publicity about us or the foodservice industry in general, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of food-safety concerns or negative publicity, or as a result of a temporary closure of any of our stores, product recalls or food or beverage-safety claims or litigation, could materially harm our business and results of operations.
Some of our products contain caffeine, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other compounds can lead to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, potential imposition of additional taxes on certain types of beverages, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations.

•
The unauthorized access, use, theft or destruction of customer or employee personal, financial or other data or of Starbucks proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

Our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems and rewards programs, and for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third party business partners and service providers, can contain personal, financial or other information that is entrusted to us by our customers and employees. Our information technology systems also contain Starbucks proprietary and other confidential information related to our business, such as business plans, product development initiatives and designs. Similar to many other retail companies and because of the prominence of our brand, we have experienced frequent attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use or destruction of customers' or employees' data or that of the Company stored in such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain or attract new customers and the potential disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S. and international privacy and other laws, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a new regulation that becomes effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to these incidents. Such failure to properly respond could also result in similar exposure to liability.
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

We rely heavily on information technology systems across our operations, including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, mobile technology, including mobile payments and ordering apps, reloads and loyalty functionality and various other processes and transactions, and many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our priority to increase digital relationships with our customers to drive incremental traffic and spend, is highly dependent on our technology systems. Our ability to effectively manage our business, launch digital and other initiatives, and coordinate the production, distribution, administration and sale of our products depends significantly on the reliability, integrity and capacity of these systems. We also rely on third party providers and platforms for some of these information technology systems and support. Additionally, our systems hardware, software and services provided by third party service providers are not fully redundant within a market or across our markets. Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, catastrophic events, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third party software or services, errors by our employees or third party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks such as those that result in the blockage of our or our third-party business partners’ or service providers’ systems and platforms and those discussed in more detail in this risk factors section. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective manner they could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results.

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
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:

•	being an employer of choice and investing in employees to deliver a superior customer experience;

•	building our leadership position around coffee, including through the development of Starbucks Reserve™ Roasteries and Starbucks Reserve™ stores;

•	driving convenience and brand engagement through our mobile, loyalty and digital capabilities;

•	increasing the scale of the Starbucks store footprint with disciplined global expansion and introducing flexible and unique store formats;

•	moving to a more licensed store model in some markets and a more company-owned model in other markets;

•	creating new occasions in stores across all dayparts with new product offerings, including our growing lunch food and beverage product lineup;

•	continuing the global growth of our Channel Development business; and

•	delivering continued growth in our tea business through the Teavana brand in our Starbucks® retail stores and other channels and internationally.
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

•	increasing competition in channels in which we operate or seek to operate from new and existing large competitors that sell high-quality specialty coffee beverages;

•	continuing disruption in retail caused by on-line commerce, resulting in reduced foot traffic to “brick & mortar” retail stores;

•	consumers shifting categories of where they spend their discretionary income away from outside-the-home food and beverage;

•
construction cost increases associated with new store openings and remodeling of existing stores; delays in store openings for reasons beyond our control or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets in the U.S. and internationally;

•	not successfully scaling our supply chain infrastructure as our product offerings increase and as we continue to expand, including our emphasis on a broad range of high-quality food offerings;

•	the ability of our licensee partners to implement our growth platforms and product innovation;

•
lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands (such as the global expansion of the Teavana brand in our Starbucks® retail stores and other channels) and platforms (such as mobile technology), or customers reducing their demand for our current offerings as new products are introduced;

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
Effectively managing growth can be challenging, particularly as we continue to expand into new channels outside the retail store model, increase our focus on our Channel Development business, grow our Teavana brand in our Starbucks® retail stores and other channels, and expand into new markets internationally where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high-quality raw materials, to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high quality product and customer experience. Furthermore, if we are not successful in implementing these strategic initiatives, such as large acquisitions and integrations, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.

•	We face intense competition in each of our channels and markets, which could lead to reduced profitability.
The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, and price, and we face significant and increasing competition in all these areas in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the U.S., the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could lead to decreases in customer traffic to Starbucks® stores and/or average value per transaction adversely affecting our sales and results of operations. Similarly, continued competition from well-established competitors in our international markets could hinder growth and adversely affect our sales and results of operations in those markets. Additionally, some of our competitors are also our suppliers, which may result in their ability to offer competing products at a lower price than we do. Increased competition in the U.S. packaged coffee and tea and single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market could adversely affect the profitability of the Channel Development segment. Furthermore, declines in general consumer demand for specialty coffee products for any reason, including due to consumer preference for other products or flattening demand for our products, could have a negative effect on our business, including from price discounting we may have to undertake.

•	We are highly dependent on the financial performance of our Americas operating segment.
Our financial performance is highly dependent on our Americas operating segment, as it comprised approximately 70% of consolidated total net revenues in fiscal 2017. If the Americas operating segment revenue trends slow or decline, especially in our U.S. and Canada markets, our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the Americas segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international business and other initiatives and for returning cash to shareholders.

•	We are increasingly dependent on the success of certain international markets in order to achieve our growth targets.
Our future growth increasingly depends on the growth and sustained profitability of certain international markets. Some or all of our international market business units (“MBUs”), which we generally define by the countries in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of these international operations may be adversely affected by economic downturns in one or more of the countries in which our large MBUs operate. The broader CAP market is now one of our two significant profit engines driving our global returns, along with our North American business. In particular, both our China and Japan MBUs contribute meaningfully to both consolidated and CAP net revenues and earnings and China in particular is a significant market for our growth. A decline in performance of one or more of our significant international MBUs could have a material adverse impact on our consolidated results.
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

•
changes or uncertainties in economic, legal, regulatory, social and political conditions in our markets, as well as negative effects on U.S. businesses due to increasing anti-American sentiment in certain markets;

•	interpretation and application of laws and regulations, including tax, labor, merchandise, anti-bribery and privacy laws and regulations;

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

We purchase, roast and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility and has and may again increase significantly due to one or more of the factors described below. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.
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
Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could adversely impact our business, financial condition and/or results of operations:

•	increases in real estate costs in certain domestic and international markets;

•	adverse outcomes of litigation;

•	severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our retail business in such markets; and

•
especially in our larger or fast growing markets, labor discord or disruption, geopolitical events, war, terrorism (including incidents targeting us), political instability, boycotts, increasing anti-American sentiment in certain markets, social unrest, and natural disasters, including health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores.

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
Additionally, our food, beverage and other products are sourced from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases are produced or sourced by our licensees directly. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S., especially countries or regions with diminished infrastructure, developing or failing economies or experiencing political instability or social unrest, and as we increase our fresh and prepared food offerings. For certain products, we may rely on one or very few suppliers or vendors. A vendor's or supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues, especially for those products for which we rely on one or few suppliers or vendors, could negatively impact our business and profitability.

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
Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. We must continue to recruit, retain and motivate management and other employees sufficiently, both to maintain our current business and to execute our strategic initiatives, some of which involve ongoing expansion in business channels outside of our traditional company-operated store model. Our success also depends substantially on the contributions and abilities of our retail store employees whom we rely on to give customers a superior in-store experience and elevate our brand. Accordingly, our performance depends on our ability to recruit and retain high quality employees to work in and manage our stores, both domestically and internationally. Our ability to attract and retain both corporate and retail personnel is also acutely impacted in certain international and domestic markets where the competition for a relatively small number of qualified employees is intense or in markets where large high-tech companies are able to offer more competitive salaries and benefits. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

•	Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable trade, labor, healthcare, privacy (including the European Union’s GDPR discussed in more detail in this risk factors section), food and beverage, labeling, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure by us or our business partners to comply with the various laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements and have an adverse impact on our business and financial results.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The significant properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
Rancho Cucamonga, CA	265,000	Manufacturing
Washington, DC	130,000	Warehouse and distribution
Augusta, GA	131,000	Manufacturing
Minden, NV (Carson Valley)	360,000	Roasting and distribution
York, PA	2,098,000	Roasting, distribution and warehouse
Gaston, SC (Sandy Run)	117,000	Roasting and distribution
Lebanon, TN	680,000	Warehouse and distribution
Auburn, WA	491,000	Warehouse and distribution
Kent, WA	510,000	Roasting and distribution
Seattle, WA	1,241,000	Corporate administrative
Shanghai, China	121,000	Corporate administrative
Amsterdam, Netherlands	97,000	Roasting and distribution
Samutprakarn, Thailand	81,000	Warehouse and distribution
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of October 1, 2017, Starbucks had 13,275 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses.

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
The following table shows the quarterly high and low sale prices per share of Starbucks common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated:

	High	Low	Cash Dividends Declared
Fiscal 2017:
Fourth Quarter	$59.66	$52.58	$0.30
Third Quarter	64.87	57.38	0.25
Second Quarter	59.00	53.81	0.25
First Quarter	59.54	50.84	0.25
Fiscal 2016:
Fourth Quarter	$58.84	$52.90	$0.25
Third Quarter	61.64	54.01	0.20
Second Quarter	61.79	52.63	0.20
First Quarter	64.00	54.81	0.20
As of November 10, 2017, we had approximately 18,100 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of our common stock during the quarter ended October 1, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
July 3, 2017 — July 30, 2017	2,168,233	$58.03	2,168,233	93,238,695
July 31, 2017 — August 27, 2017	4,804,970	53.87	4,804,970	88,433,725
August 28, 2017 — October 1, 2017	8,116,314	54.41	8,116,314	80,317,411
Total	15,089,517	$54.76	15,089,517

(1)	Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2017.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

(3)
This column includes the total remaining number of shares authorized for repurchase under the Company's ongoing share repurchase program. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.
Performance Comparison Graph
The following graph depicts the total return to shareholders from September 30, 2012 through October 1, 2017, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 30, 2012, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Sep 30, 2012	Sep 29, 2013	Sep 28, 2014	Sep 27, 2015	Oct 2, 2016	Oct 1, 2017
Starbucks Corporation	$100.00	$154.67	$152.47	$238.48	$225.70	$227.92
S&P 500	100.00	119.34	142.89	142.02	163.93	194.44
NASDAQ Composite	100.00	123.38	148.79	154.52	178.82	220.25
S&P Consumer Discretionary	100.00	131.84	147.36	166.78	182.85	209.40

Item 6.	Selected Financial Data
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
Financial Information (in millions, except per share data):

As of and for the Fiscal Year Ended (1)	Oct 1, 2017 (52 Wks)	Oct 2, 2016 (53 Wks)	Sep 27, 2015 (52 Wks)	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)

Results of Operations
Net revenues:
Company-operated stores	$17,650.7	$16,844.1	$15,197.3	$12,977.9	$11,793.2
Licensed stores	2,355.0	2,154.2	1,861.9	1,588.6	1,360.5
CPG, foodservice and other	2,381.1	2,317.6	2,103.5	1,881.3	1,713.1
Total net revenues	$22,386.8	$21,315.9	$19,162.7	$16,447.8	$14,866.8
Operating income/(loss)(2)	$4,134.7	$4,171.9	$3,601.0	$3,081.1	$(325.4)
Net earnings including noncontrolling interests(2)	2,884.9	2,818.9	2,759.3	2,067.7	8.8
Net earnings/(loss) attributable to noncontrolling interests	0.2	1.2	1.9	(0.4)	0.5
Net earnings attributable to Starbucks(2)	2,884.7	2,817.7	2,757.4	2,068.1	8.3
EPS — diluted(2)	1.97	1.90	1.82	1.35	0.01
Cash dividends declared per share	1.050	0.850	0.680	0.550	0.445
Net cash provided by operating activities	4,174.3	4,575.1	3,749.1	607.8	2,908.3
Capital expenditures (additions to property, plant and equipment)	1,519.4	1,440.3	1,303.7	1,160.9	1,151.2
Balance Sheet
Total assets(3)	$14,365.6	$14,312.5	$12,404.1	$10,745.0	$11,509.8
Long-term debt (including current portion)	3,932.6	3,585.2	2,335.3	2,041.3	1,293.2
Shareholders’ equity	5,450.1	5,884.0	5,818.0	5,272.0	4,480.2

(1)	Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 2, 2016 included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

(2)
Fiscal 2013 results include a pretax charge of $2,784.1 million resulting from the conclusion of our arbitration with Kraft Foods Global, Inc. The impact of this charge to net earnings attributable to Starbucks and diluted EPS, net of the related tax benefit, was $1,713.1 million and $1.12 per share, respectively.

(3)
Total assets for fiscal 2013 through fiscal 2016 have been adjusted for the adoption of new accounting guidance related to the reclassification of debt issuance costs as discussed in Note 1, Summary of Significant Accounting Policies.

Comparable Store Sales:

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015	Sep 28, 2014	Sep 29, 2013

Percentage change in comparable store sales(1)
Americas
Sales growth	3%	6%	7%	6%	7%
Change in transactions	—%	1%	3%	2%	5%
Change in ticket	4%	5%	4%	3%	2%
China/Asia Pacific(2)
Sales growth	3%	3%	9%	7%	9%
Change in transactions	1%	1%	8%	6%	7%
Change in ticket	1%	2%	1%	—%	2%
EMEA(3)
Sales growth	1%	—%	4%	5%	—%
Change in transactions	(1)%	1%	2%	3%	2%
Change in ticket	1%	—%	1%	2%	(2)%
Consolidated
Sales growth	3%	5%	7%	6%	7%
Change in transactions	—%	1%	3%	3%	5%
Change in ticket	3%	4%	4%	3%	2%

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

(3)	Company-operated stores represent 17% of the EMEA segment store portfolio as of October 1, 2017.

Store Count Data:

As of and for the Fiscal Year Ended	Oct 1, 2017 (52 Wks)	Oct 2, 2016 (53 Wks)	Sep 27, 2015 (52 Wks)	Sep 28, 2014 (52 Wks)	Sep 29, 2013 (52 Wks)

Net stores opened/(closed) and transferred during the year:
Americas(1)
Company-operated stores	394	348	276	317	276
Licensed stores	558	456	336	381	404
China/Asia Pacific (2)
Company-operated stores	259	359	1,320	250	239
Licensed stores	777	622	(482)	492	349
EMEA(3)
Company-operated stores	(21)	(214)	(80)	(9)	(29)
Licensed stores	353	494	302	180	129
All Other Segments (4)
Company-operated stores	(68)	(17)	6	12	343
Licensed stores	2	(6)	(1)	(24)	(10)
Total	2,254	2,042	1,677	1,599	1,701
Stores open at year end:
Americas (1)
Company-operated stores	9,413	9,019	8,671	8,395	8,078
Licensed stores	7,146	6,588	6,132	5,796	5,415
China/Asia Pacific(2)
Company-operated stores	3,070	2,811	2,452	1,132	882
Licensed stores	4,409	3,632	3,010	3,492	3,000
EMEA(3)
Company-operated stores	502	523	737	817	826
Licensed stores	2,472	2,119	1,625	1,323	1,143
All Other Segments(4)
Company-operated stores	290	358	375	369	357
Licensed stores	37	35	41	42	66
Total	27,339	25,085	23,043	21,366	19,767

(1)	Americas store data includes the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.

(2)
China/Asia Pacific store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the fourth quarter of fiscal 2014. China/Asia Pacific store data also includes the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in the first quarter of fiscal 2015 and the transfer of 133 Singapore stores from company-operated stores to licensed stores in the fourth quarter of fiscal 2017.

(3)
EMEA store data has been adjusted for the transfer of certain company-operated stores to licensed stores in the second and fourth quarters of fiscal 2014. EMEA store data also includes the transfer of 144 Germany company-operated retail stores to licensed stores as a result of the sale to AmRest Holdings SE in the third quarter of fiscal 2016.

(4)	All Others Segments data includes 337 Teavana™ stores acquired in the second quarter of fiscal 2013 and the net closure of 64 Teavana-branded stores in fiscal 2017.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our fiscal year ends on the Sunday closest to September 30. The fiscal year ended on October 1, 2017 included 52 weeks. The fiscal year ended on October 2, 2016 included 53 weeks, with the extra week falling in our fourth fiscal quarter, and the fiscal year ended on September 27, 2015 included 52 weeks. Comparable store sales percentages below are calculated excluding the 53rd week. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.
Financial Highlights

•	Total net revenues increased 5% to $22.4 billion in fiscal 2017 compared to $21.3 billion in fiscal 2016. Excluding $412.4 million from extra week of fiscal 2016, net revenues grew 7%.

•	Global comparable store sales grew 3% driven by a 3% increase in average ticket.

•
Consolidated operating income decreased to $4.1 billion in fiscal 2017 compared to operating income of $4.2 billion in fiscal 2016. Fiscal 2017 operating margin was 18.5% compared to 19.6% in fiscal 2016. Operating margin compression in fiscal 2017 was primarily driven by increased partner (employee) and digital investments, largely in the Americas segment, restructuring and impairment charges and the absence of the 53rd week, partially offset by sales leverage.

•
Restructuring and impairment charges for fiscal 2017 were $153.5 million and primarily related to our strategic changes in our Teavana business including a partial goodwill impairment, store asset impairments, costs associated with early closure of stores and severance. Additional amounts incurred related to an impairment of our Switzerland retail business and asset impairments of certain Starbucks® company-operated stores in Canada.

•
Earnings per share (“EPS”) for fiscal 2017 increased to $1.97, compared to EPS of $1.90 in fiscal 2016, which benefited $0.06 per share from the extra week in fiscal 2016. The increase was primarily driven by growth in comparable store sales, improved sales leverage and the gain on the sale of Singapore retail operations, partially offset by restructuring and impairment charges.

•	Cash flows from operations were $4.2 billion in fiscal 2017 compared to $4.6 billion in fiscal 2016. The change was primarily due to the timing of our cash payments for income taxes.

•	Capital expenditures were $1.5 billion in fiscal 2017 compared to $1.4 billion in fiscal 2016.

•	We returned $3.5 billion to our shareholders in fiscal 2017 through share repurchases and dividends compared to $3.2 billion in fiscal 2016.
Overview
Starbucks results for fiscal 2017 continued to demonstrate the strength of our global business model, and our ability to successfully make disciplined investments in our business and our partners. Consolidated total net revenues increased 5% to $22.4 billion, primarily driven by incremental revenues from 2,320 net new store openings over the past 12 months and a 3% growth in global comparable store sales, partially offset by the absence of the 53rd week. Consolidated operating income declined $37 million, or 1%, to $4.1 billion. Operating margin declined 110 basis points to 18.5%, primarily due to increased partner investments, largely in the Americas segment, restructuring and impairment charges and the absence of the 53rd week, partially offset by sales leverage. Earnings per share of $1.97 increased 4% over the prior year earnings per share of $1.90.
Americas revenue grew by 6% to $15.7 billion, primarily driven by incremental revenues from 952 net new store openings over the last 12 months and comparable store sales growth of 3%, partially offset by the absence of the 53rd week. The success of our premium food offerings coupled with innovation across our coffee and tea beverage platforms drove the increase in comparable store sales. Operating income declined $79 million to $3.7 billion and operating margin at 23.4% declined by 190 basis points from a year ago, primarily due to increased investments in our store partners, a product mix shift largely towards food, and the absence of the 53rd week. These were partially offset by sales leverage.
In our China/Asia Pacific segment, revenues grew by 10% to $3.2 billion, primarily driven by incremental revenues from the opening of 1,036 net new stores over the past 12 months and a 3% increase in comparable store sales, partially offset by the absence of the 53rd week and unfavorable foreign currency translation. Operating income grew 21% to $765 million, while operating margin expanded 210 basis points to 23.6%. The overall margin expansion was primarily due to the transition to China's new value added tax structure in fiscal 2016 and higher income from our joint venture operations. We now operate 7,479 stores in 15 countries in our China/Asia Pacific segment making this the second largest reportable segment.

We continue to execute on our strategy of repositioning the EMEA segment to a predominantly licensed model. As a result of this strategy, EMEA revenues declined $111 million to $1.0 billion, or 10%, primarily driven by the absence of revenue related to the sale of our Germany retail operations in the third quarter of fiscal 2016 and unfavorable foreign currency translation. Partially offsetting the decrease were incremental revenues from the opening of 339 net new licensed stores over the past 12 months. Operating margin declined 200 basis points to 11.5% primarily due to a partial impairment of goodwill related to our Switzerland retail business, sales deleverage in certain company-operated stores and unfavorable foreign currency exchange. These decreases were partially offset by sales leverage driven by the shift in the portfolio towards more licensed stores.
Channel Development segment revenues grew by 4% to $2.0 billion, primarily driven by increased sales through our international channels and sales of packaged coffee, foodservice and single-serve products. When excluding the revenue of the 53rd week in fiscal 2016, segment revenues grew by 6%. Operating income grew $86 million, or 11%, to $893 million. Operating margin increased 270 basis points to 44.5%, primarily driven by lower coffee costs, leverage on cost of sales and higher income from our North American Coffee Partnership joint venture.
Fiscal 2018 — The View Ahead
Turning to fiscal 2018, we expect continued growth through thoughtful long-term investments that create value and reward shareholders. These results are expected to be driven by our 6 operational priorities, which include:

•	Accelerate U.S. Comparable Store Sales

•	Drive Innovation in Food and Beverage

•	Accelerate the Power and Momentum of our Digital Platform

•	Enable Long-Term Growth in China

•	Elevate the Starbucks Experience through Siren Retail

•	Gain Share of At-Home Coffee
These priorities are our main focus to grow our core business with new customer acquisition through store growth, digital engagement and innovation, while we continue to foster long-term customer relationships. To successfully achieve these priorities, we will undertake a number of initiatives, including the pending transaction to acquire full ownership of our joint venture in East China and converting our Taiwan and Singapore markets to fully licensed operations. We are in the process of exiting certain activities including closing Teavana™ retail stores and certain Starbucks company-operated stores in Canada, the pending sale of our Tazo brand and related assets, and aggressively rationalizing merchandise in our U.S. retail stores. These strategic actions will enable us to focus on businesses and products with the highest growth potential and greatest prospect for returns. We expect revenue growth to be in the high single digits for the underlying business in fiscal 2018 driven by comparable store sales and the opening of approximately 2,300 net new Starbucks stores globally. An additional 2 to 3 points of revenue growth is expected related to the aforementioned strategic initiatives.
Diluted earnings per share for fiscal 2018 is expected to grow in excess of 40% when compared to fiscal 2017, largely due to the anticipated gain associated with the pending acquisition of East China.
Capital expenditures in fiscal 2018 are expected to be approximately $2.0 billion, primarily for investments in our new and existing stores, our developing Siren Retail business and our supply chain and corporate facilities.
During the fiscal year, our expected strong operational performance combined with the prudent leveraging of our balance sheet will enable us to return significant value to shareholders through share repurchases and dividends.
Acquisitions and Divestitures
See Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.

RESULTS OF OPERATIONS — FISCAL 2017 COMPARED TO FISCAL 2016
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	% Change
	(52 Weeks Ended)	(53 Weeks Ended)
Net revenues:
Company-operated stores	$17,650.7	$16,844.1	4.8%
Licensed stores	2,355.0	2,154.2	9.3
CPG, foodservice and other	2,381.1	2,317.6	2.7
Total net revenues	$22,386.8	$21,315.9	5.0%
Total net revenues increased $1.1 billion, or 5%, over fiscal 2016, primarily driven by increased revenues from company-operated stores ($807 million). The growth in company-operated store revenues was primarily driven by incremental revenues from 768 net new Starbucks® company-operated store openings over the past 12 months ($869 million) and a 3% increase in comparable store sales ($496 million), attributable to a 3% increase in average ticket. Partially offsetting these incremental revenues was the absence of the 53rd week ($324 million), the absence of sales from the conversion of certain company-operated stores to licensed stores ($121 million) and the impact of unfavorable foreign currency translation ($70 million).
Licensed store revenue growth also contributed to the increase in total net revenue ($201 million), primarily due to increased product sales to and royalty revenues from our licensees ($260 million), largely due to the opening of 1,552 net new Starbucks® licensed stores and improved comparable store sales, partially offset by the absence of the 53rd week ($41 million) and unfavorable foreign currency translation ($27 million).
CPG, foodservice and other revenues increased $64 million, driven by increased sales through our international channels, primarily associated with our European and North American regions ($35 million), increased sales of U.S. packaged coffee ($32 million), foodservice ($30 million) and premium single-serve products ($23 million). Increased sales were partially offset by the absence of the 53rd week ($47 million) and an unfavorable revenue deduction adjustment pertaining to periods prior to fiscal 2017 ($13 million).
Operating Expenses

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
	(52 Weeks Ended)	(53 Weeks Ended)
			As a % of Total Net Revenues
Cost of sales including occupancy costs	$9,038.2	$8,511.1	40.4%	39.9%
Store operating expenses	6,493.3	6,064.3	29.0	28.4
Other operating expenses	553.8	545.4	2.5	2.6
Depreciation and amortization expenses	1,011.4	980.8	4.5	4.6
General and administrative expenses	1,393.3	1,360.6	6.2	6.4
Restructuring and impairments	153.5	—	0.7	—
Total operating expenses	18,643.5	17,462.2	83.3	81.9
Income from equity investees	391.4	318.2	1.7	1.5
Operating income	$4,134.7	$4,171.9	18.5%	19.6%
Store operating expenses as a % of related revenues			36.8%	36.0%
Other operating expenses as a % of non-company-operated store revenues			11.7%	12.2%
Cost of sales including occupancy costs as a percentage of total net revenues increased 50 basis points, primarily driven by a product mix shift (approximately 70 basis points) largely towards premium food in the Americas segment, partially offset by leverage on cost of sales and occupancy costs (approximately 30 basis points).

Store operating expenses as a percentage of total net revenues increased 60 basis points. Store operating expenses as a percentage of company-operated store revenues increased 80 basis points, primarily driven by higher partner and digital investments, largely in the Americas segment (approximately 150 basis points), partially offset by sales leverage (approximately 90 basis points).
Other operating expenses as a percentage of total net revenues decreased 10 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 50 basis points, primarily due to lower performance-based compensation (approximately 20 basis points).
General and administrative expenses as a percentage of total net revenues decreased 20 basis points, primarily driven by lower performance-based compensation (approximately 30 basis points), and employment taxes, including the lapping of higher employment taxes resulting from a multiple year audit in the prior year (approximately 20 basis points). These were partially offset by increased salaries and benefits related to digital platforms, technology infrastructure and innovations.
Restructuring and impairments charges in fiscal 2017 were primarily the result of our strategic changes in Teavana. We recorded $130 million of restructuring–related costs, including a partial goodwill impairment of $69 million, store asset impairments, and costs related to early store closure obligations and severance. Additionally, we recorded $18 million of partial goodwill impairment relating to our Switzerland retail business.
Income from equity investees increased $73 million, due to higher income from our CAP joint venture operations, primarily China and South Korea, as well as our North American Coffee Partnership.
The combination of these changes resulted in an overall decrease in operating margin of 110 basis points in fiscal 2017 when compared to fiscal 2016.
Other Income and Expenses

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
	(52 Weeks Ended)	(53 Weeks Ended)
			As a % of Total Net Revenues
Operating income	$4,134.7	$4,171.9	18.5%	19.6%
Interest income and other, net	275.3	108.0	1.2	0.5
Interest expense	(92.5)	(81.3)	(0.4)	(0.4)
Earnings before income taxes	4,317.5	4,198.6	19.3	19.7
Income tax expense	1,432.6	1,379.7	6.4	6.5
Net earnings including noncontrolling interests	2,884.9	2,818.9	12.9	13.2
Net earnings attributable to noncontrolling interests	0.2	1.2	—	—
Net earnings attributable to Starbucks	$2,884.7	$2,817.7	12.9%	13.2%
Effective tax rate including noncontrolling interests			33.2%	32.9%
Interest income and other, net increased $167 million, primarily driven by gains from the sale of our Singapore retail operations ($84 million) and our investment in Square, Inc. warrants ($41 million). Also contributing favorably was higher income recognized on unredeemed stored value card balances ($44 million).
Interest expense increased $11 million primarily related to additional interest incurred on long-term debt issued in February 2016, May 2016 and March 2017, partially offset by lower interest expense from the repayment of our December 2016 notes.
The effective tax rate for fiscal 2017 was 33.2% compared to 32.9% for fiscal 2016. The increase in the effective tax rate was primarily due to unfavorability from non-deductible goodwill impairment charges recorded in the third quarter of fiscal 2017 (approximately 70 basis points), and the lapping of the release of certain tax reserves in the third quarter of fiscal 2016, primarily related to statute closures (approximately 30 basis points). The increase was partially offset by the largely non-taxable gain on the sale of our Singapore retail operations in the fourth quarter of fiscal 2017 (approximately 70 basis points).

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
	(52 Weeks Ended)	(53 Weeks Ended)
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$13,996.4	$13,247.4	89.4%	89.5%
Licensed stores	1,617.3	1,518.5	10.3	10.3
Foodservice and other	39.0	29.5	0.2	0.2
Total net revenues	15,652.7	14,795.4	100.0	100.0
Cost of sales including occupancy costs	5,720.3	5,271.9	36.5	35.6
Store operating expenses	5,320.2	4,909.3	34.0	33.2
Other operating expenses	128.5	96.0	0.8	0.6
Depreciation and amortization expenses	615.0	590.1	3.9	4.0
General and administrative expenses	201.4	186.1	1.3	1.3
Restructuring and impairments	4.1	—	—%	—%
Total operating expenses	11,989.5	11,053.4	76.6	74.7
Operating income	$3,663.2	$3,742.0	23.4%	25.3%
Store operating expenses as a % of related revenues			38.0%	37.1%
Other operating expenses as a % of non-company-operated store revenues			7.8%	6.2%
Revenues
Americas total net revenues for fiscal 2017 increased $857 million, or 6%, over fiscal 2016, primarily due to increased revenues from company-operated stores (contributing $749 million) and licensed stores (contributing $99 million).
The increase in company-operated store revenues was driven by incremental revenues from 383 net new Starbucks® company-operated store openings over the past 12 months ($585 million) and a 3% increase in comparable store sales ($426 million), attributable to a 4% increase in average ticket, partially offset by the absence of the 53rd week ($258 million)
The increase in licensed store revenues was primarily driven by increased product sales to and royalty revenues from our licensees ($127 million), primarily resulting from the opening of 569 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales, partially offset by the absence of the 53rd week ($31 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 90 basis points, primarily due to a product mix shift (approximately 70 basis points) largely towards premium food.
Store operating expenses as a percentage of total net revenues increased 80 basis points. As a percentage of company-operated store revenues, store operating expenses increased 90 basis points, primarily driven by increased partner and digital investments (approximately 180 basis points), partially offset by sales leverage on salaries and benefits (approximately 80 basis points).
Other operating expenses as a percentage of total net revenues increased 20 basis points. Excluding the impact of company-operated store revenues, other operating expenses increased 160 basis points, primarily due to lapping a settlement received in the fourth quarter of fiscal 2016 related to the closure of Target Canada stores in fiscal 2015 (approximately 120 basis points).
General and administrative expenses as a percentage of total net revenues were flat, primarily driven by higher salaries and benefits (approximately 10 basis points), offset by sales leverage.
Restructuring and impairment charges of $4 million related to asset impairments of certain company-operated stores in Canada.
The combination of these changes resulted in an overall decrease in operating margin of 190 basis points in fiscal 2017 when compared to fiscal 2016.

China/Asia Pacific

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
	(52 Weeks Ended)	(53 Weeks Ended)
			As a % of China/Asia Pacific Total Net Revenues
Net revenues:
Company-operated stores	$2,906.0	$2,640.4	89.7%	89.8%
Licensed stores	327.4	292.3	10.1	9.9
Foodservice and other	6.8	6.1	0.2	0.2
Total net revenues	3,240.2	2,938.8	100.0	100.0
Cost of sales including occupancy costs	1,393.9	1,296.7	43.0	44.1
Store operating expenses	845.5	779.4	26.1	26.5
Other operating expenses	74.6	70.3	2.3	2.4
Depreciation and amortization expenses	202.2	180.6	6.2	6.1
General and administrative expenses	156.0	130.3	4.8	4.4
Total operating expenses	2,672.2	2,457.3	82.5	83.6
Income from equity investees	197.0	150.1	6.1	5.1
Operating income	$765.0	$631.6	23.6%	21.5%
Store operating expenses as a % of related revenues			29.1%	29.5%
Other operating expenses as a % of non-company-operated store revenues			22.3%	23.6%
Revenues
China/Asia Pacific total net revenues for fiscal 2017 increased $301 million, or 10%, over fiscal 2016, primarily from higher company-operated store revenues ($266 million), driven by incremental revenues from 392 net new company-operated store openings over the past 12 months ($293 million). Also contributing was a 3% increase in comparable store sales ($67 million), partially offset by the absence of the 53rd week ($52 million) and unfavorable foreign currency translation ($40 million).
Licensed store revenues increased $35 million, primarily driven by increased product sales to and royalty revenues from licensees ($39 million), primarily resulting from the opening of 644 net new licensed stores over the past 12 months, partially offset the absence of the 53rd week ($4 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 110 basis points, primarily driven by favorability from the transition to China's new value added tax structure (approximately 120 basis points).
Store operating expenses as a percentage of total net revenues decreased 40 basis points. As a percentage of company-operated store revenues, store operating expenses decreased 40 basis points, primarily due to sales leverage on salaries and benefits (approximately 30 basis points) and lower performance-based compensation in Japan (approximately 10 basis points).
Other operating expenses as a percentage of total net revenues decreased 10 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 130 basis points, primarily due to lower performance-based compensation (approximately 80 basis points) and lapping of investments in regional leadership and training conferences in the prior year (approximately 50 basis points).
General and administrative expenses as a percentage of total revenues increased 40 basis points, primarily due to continued focus and investment in product quality and innovation (approximately 40 basis points).
Income from equity investees increased $47 million, driven by higher income from our joint venture operations, primarily in East China and South Korea. Favorability in both regions was attributable to comparable store sales growth and the addition of net new licensed stores over the past 12 months. East China also benefited from the new value added tax structure.
The combination of these changes resulted in an overall increase in operating margin of 210 basis points in fiscal 2017 when compared to fiscal 2016.

EMEA

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
	(52 Weeks Ended)	(53 Weeks Ended)
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$551.0	$732.0	54.4%	65.1%
Licensed stores	407.7	339.5	40.2	30.2
Foodservice	55.0	53.4	5.4	4.7
Total net revenues	1,013.7	1,124.9	100.0	100.0
Cost of sales including occupancy costs	533.5	565.0	52.6	50.2
Store operating expenses	214.1	260.6	21.1	23.2
Other operating expenses	59.1	57.0	5.8	5.1
Depreciation and amortization expenses	31.3	40.8	3.1	3.6
General and administrative expenses	41.7	51.4	4.1	4.6
Restructuring and impairments	17.9	—	1.8	—
Total operating expenses	897.6	974.8	88.5	86.7
Income from equity investees	—	1.5	—	0.1
Operating income	$116.1	$151.6	11.5%	13.5%
Store operating expenses as a % of related revenues			38.9%	35.6%
Other operating expenses as a % of non-company-operated store revenues			12.8%	14.5%
Revenues
EMEA total net revenues for fiscal 2017 decreased $111 million, or 10%, over fiscal 2016. The decrease was primarily due to a decline in company-operated store revenues ($181 million), driven by the shift to more licensed stores in the region ($121 million), which includes the absence of revenues related to the sale of our Germany retail operations in the third quarter of fiscal 2016. Also contributing to the decline was unfavorable foreign currency translation ($43 million) and the absence of the 53rd week ($11 million).
Licensed store revenues increased $68 million, driven by higher product sales to and royalty revenues from our licensees ($95 million), resulting from the opening of 339 net new licensed stores and the transfer of 14 company-operated stores to licensed stores over the past 12 months. These increases were partially offset by unfavorable foreign currency translation ($24 million) and the absence of the 53rd week ($6 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 240 basis points, primarily due to unfavorable foreign currency transactions (approximately 140 basis points) and the shift in the composition of our store portfolio to more licensed stores, which have a lower gross margin (approximately 100 basis points).
Store operating expenses as a percentage of total net revenues decreased 210 basis points. As a percentage of company-operated store revenues, store operating expenses increased 330 basis points, primarily due to sales deleverage in certain company-operated stores (approximately 320 basis points) and the impact of a tax settlement (approximately 100 basis points), partially offset by the shift in the portfolio towards more licensed stores (approximately 140 basis points).
Other operating expenses as a percentage of total net revenues increased 70 basis points. Excluding the impact of company-operated store revenues, other operating expenses decreased 170 basis points, primarily due to sales leverage driven by the shift to more licensed stores (approximately 170 basis points).
Depreciation and amortization expenses as a percentage of total net revenues decreased 50 basis points, primarily due to the shift in portfolio towards more licensed stores (approximately 50 basis points).
Restructuring and impairment charges in fiscal 2017 relate to a partial goodwill impairment recorded in our Switzerland company-operated retail reporting unit, which we fully acquired in the fourth quarter of fiscal 2011. The overall economic backdrop in Europe, coupled with the strengthening of the Swiss franc when compared to the relatively inexpensive euro in surrounding countries, caused ongoing unfavorable changes in consumer behavior and depressed tourism. Our latest mitigation efforts for our Switzerland retail business are not expected to fully recover the reporting unit's carrying value given the sustained nature of these and other external factors. As a result, we recorded a goodwill impairment charge of $18 million in the third quarter of fiscal 2017.
The combination of these changes resulted in an overall decrease in operating margin of 200 basis points in fiscal 2017 when compared to fiscal 2016.
Channel Development

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
	(52 Weeks Ended)	(53 Weeks Ended)
			As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$1,543.7	$1,488.2	76.9%	77.0%
Foodservice	464.9	444.3	23.1	23.0
Total net revenues	2,008.6	1,932.5	100.0	100.0
Cost of sales	1,074.3	1,042.6	53.5	54.0
Other operating expenses	222.2	228.5	11.1	11.8
Depreciation and amortization expenses	2.2	2.8	0.1	0.1
General and administrative expenses	10.9	17.9	0.5	0.9
Total operating expenses	1,309.6	1,291.8	65.2	66.8
Income from equity investees	194.4	166.6	9.7	8.6
Operating income	$893.4	$807.3	44.5%	41.8%
Discussion of our Channel Development segment results reflects the impact of an unfavorable revenue deduction adjustment recorded in the second quarter of fiscal 2017. While this adjustment was immaterial, the discussion below quantifies the impact to provide a better understanding of our results for fiscal 2017.
Revenues
Channel Development total net revenues for fiscal 2017 increased $76 million, or 4%, over fiscal 2016. CPG revenue growth was driven by increased sales through our international channels, primarily associated with our European and North American regions ($35 million), U.S. packaged coffee ($32 million) and premium single-serve products ($23 million). Higher foodservice sales were primarily the result of a change to a direct distribution model and recognizing the benefit of full revenue from premium single-serve product sales. Increased sales were partially offset by the absence of the 53rd week ($40 million) and an unfavorable revenue deduction adjustment pertaining to prior periods ($13 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 50 basis points, primarily driven by lower coffee costs (approximately 90 basis points) and leverage on cost of sales (approximately 60 basis points), partially offset by a shift toward lower margin products (approximately 100 basis points) and the revenue deduction adjustment pertaining to prior periods (approximately 30 basis points).
Other operating expenses as a percentage of total net revenues decreased 70 basis points, primarily driven by lower performance-based compensation (approximately 40 basis points).
General and administrative expenses as a percentage of total net revenues decreased 40 basis points, primarily driven by lower performance-based compensation (approximately 20 basis points) and salaries and benefits (approximately 10 basis points).
Income from equity investees increased $28 million for fiscal 2017, due to higher income from our North American Coffee Partnership joint venture, driven by increased sales of Frappuccino® and Starbucks Doubleshot® beverages as well as new product launches over the past 12 months.
The combination of these changes contributed to an overall increase in operating margin of 270 basis points in fiscal 2017 when compared to fiscal 2016.

All Other Segments

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	% Change
	(52 Weeks Ended)	(53 Weeks Ended)
Net revenues:
Company-operated stores	$197.3	$224.3	(12.0)%
Licensed stores	2.6	3.9	(33.3)
CPG, foodservice and other	271.7	296.1	(8.2)
Total net revenues	471.6	524.3	(10.1)
Cost of sales including occupancy costs	308.0	316.5	(2.7)
Store operating expenses	113.5	115.0	(1.3)
Other operating expenses	68.2	91.4	(25.4)
Depreciation and amortization expenses	10.1	13.3	(24.1)
General and administrative expenses	14.6	26.5	(44.9)
Restructuring and impairments	131.5	—	nm
Total operating expenses	645.9	562.7	14.8
Operating loss	$(174.3)	$(38.4)	353.9%
All Other Segments primarily includes Teavana-branded stores, Seattle’s Best Coffee, as well as certain developing businesses such as Siren Retail. The increase in the operating loss in the fourth quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016 was primarily due to restructuring and impairment charges related to our strategy to close Teavana™ retail stores and focus on Teavana™ tea within Starbucks® stores. We recorded $69 million for the partial impairment of goodwill and $60 million in restructuring-related costs, including asset impairments, costs associated with the early closure of stores and their related obligations, and severance.
RESULTS OF OPERATIONS — FISCAL 2016 COMPARED TO FISCAL 2015

Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	% Change
	(53 Weeks Ended)	(52 Weeks Ended)
Net revenues:
Company-operated stores	$16,844.1	$15,197.3	10.8%
Licensed stores	2,154.2	1,861.9	15.7
CPG, foodservice and other	2,317.6	2,103.5	10.2
Total net revenues	$21,315.9	$19,162.7	11.2%

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
Operating Expenses

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
	(53 Weeks Ended)	(52 Weeks Ended)
			As a % of Total Net Revenues
Cost of sales including occupancy costs	$8,511.1	$7,787.5	39.9%	40.6%
Store operating expenses	6,064.3	5,411.1	28.4	28.2
Other operating expenses	545.4	522.4	2.6	2.7
Depreciation and amortization expenses	980.8	893.9	4.6	4.7
General and administrative expenses	1,360.6	1,196.7	6.4	6.2
Total operating expenses	17,462.2	15,811.6	81.9	82.5
Income from equity investees	318.2	249.9	1.5	1.3
Operating income	$4,171.9	$3,601.0	19.6%	18.8%
Store operating expenses as a % of related revenues			36.0%	35.6%
Other operating expenses as a % of non-company-operated store revenues			12.2%	13.2%

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
The combination of these changes resulted in an overall increase in operating margin of 80 basis points over fiscal 2015.

Other Income and Expenses

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
	(53 Weeks Ended)	(52 Weeks Ended)
			As a % of Total Net Revenues
Operating income	$4,171.9	$3,601.0	19.6%	18.8%
Gain resulting from acquisition of joint venture	—	390.6	—	2.0
Loss on extinguishment of debt	—	(61.1)	—	(0.3)
Interest income and other, net	108.0	43.0	0.5	0.2
Interest expense	(81.3)	(70.5)	(0.4)	(0.4)
Earnings before income taxes	4,198.6	3,903.0	19.7	20.4
Income tax expense	1,379.7	1,143.7	6.5	6.0
Net earnings including noncontrolling interests	2,818.9	2,759.3	13.2	14.4
Net earnings attributable to noncontrolling interests	1.2	1.9	—	—
Net earnings attributable to Starbucks	$2,817.7	$2,757.4	13.2%	14.4%
Effective tax rate including noncontrolling interests			32.9%	29.3%

During the first quarter of fiscal 2015, we recorded a gain of $391 million as a result of remeasuring our preexisting 39.5% ownership interest in Starbucks Japan to fair value upon acquisition.
During the fourth quarter of fiscal 2015, we recorded a loss of $61 million related to the redemption of our $550 million of 6.250% Senior Notes (the “2017 notes”), which were originally scheduled to mature in August 2017. The loss primarily relates to the optional redemption premium outlined in the 2017 notes indenture, as well as the derecognition of the capitalized issuance costs and unamortized discount.
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

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
	(53 Weeks Ended)	(52 Weeks Ended)
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$13,247.4	$11,925.6	89.5%	89.7%
Licensed stores	1,518.5	1,334.4	10.3	10.0
Foodservice and other	29.5	33.4	0.2	0.3
Total net revenues	14,795.4	13,293.4	100.0	100.0
Cost of sales including occupancy costs	5,271.9	4,845.0	35.6	36.4
Store operating expenses	4,909.3	4,387.9	33.2	33.0
Other operating expenses	96.0	122.8	0.6	0.9
Depreciation and amortization expenses	590.1	522.3	4.0	3.9
General and administrative expenses	186.1	192.1	1.3	1.4
Total operating expenses	11,053.4	10,070.1	74.7	75.8
Operating income	$3,742.0	$3,223.3	25.3%	24.2%
Store operating expenses as a % of related revenues			37.1%	36.8%
Other operating expenses as a % of non-company-operated store revenues			6.2%	9.0%
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
The combination of these changes resulted in an overall increase in operating margin of 110 basis points over fiscal 2015.

China/Asia Pacific

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
	(53 Weeks Ended)	(52 Weeks Ended)
			As a % of China/Asia Pacific Total Net Revenues
Net revenues:
Company-operated stores	$2,640.4	$2,127.3	89.8%	88.8%
Licensed stores	292.3	264.4	9.9	11.0
Foodservice and other	6.1	4.2	0.2	0.2
Total net revenues	2,938.8	2,395.9	100.0	100.0
Cost of sales including occupancy costs	1,296.7	1,071.5	44.1	44.7
Store operating expenses	779.4	609.8	26.5	25.5
Other operating expenses	70.3	62.2	2.4	2.6
Depreciation and amortization expenses	180.6	150.7	6.1	6.3
General and administrative expenses	130.3	120.8	4.4	5.0
Total operating expenses	2,457.3	2,015.0	83.6	84.1
Income from equity investees	150.1	119.6	5.1	5.0
Operating income	$631.6	$500.5	21.5%	20.9%
Store operating expenses as a % of related revenues			29.5%	28.7%
Other operating expenses as a % of non-company-operated store revenues			23.6%	23.2%
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
The combination of these changes resulted in an overall increase in operating margin of 60 basis points over fiscal 2015.
EMEA

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
	(53 Weeks Ended)	(52 Weeks Ended)
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$732.0	$911.2	65.1%	74.9%
Licensed stores	339.5	257.2	30.2	21.1
Foodservice	53.4	48.3	4.7	4.0
Total net revenues	1,124.9	1,216.7	100.0	100.0
Cost of sales including occupancy costs	565.0	582.5	50.2	47.9
Store operating expenses	260.6	308.7	23.2	25.4
Other operating expenses	57.0	51.8	5.1	4.3
Depreciation and amortization expenses	40.8	52.0	3.6	4.3
General and administrative expenses	51.4	56.6	4.6	4.7
Total operating expenses	974.8	1,051.6	86.7	86.4
Income from equity investees	1.5	3.1	0.1	0.3
Operating income	$151.6	$168.2	13.5%	13.8%
Store operating expenses as a % of related revenues			35.6%	33.9%
Other operating expenses as a % of non-company-operated store revenues			14.5%	17.0%
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
The combination of these changes resulted in an overall decrease in operating margin of 30 basis points over fiscal 2015.
Channel Development

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
	(53 Weeks Ended)	(52 Weeks Ended)
			As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$1,488.2	$1,329.0	77.0%	76.8%
Foodservice	444.3	401.9	23.0	23.2
Total net revenues	1,932.5	1,730.9	100.0	100.0
Cost of sales	1,042.6	974.8	54.0	56.3
Other operating expenses	228.5	210.5	11.8	12.2
Depreciation and amortization expenses	2.8	2.7	0.1	0.2
General and administrative expenses	17.9	16.2	0.9	0.9
Total operating expenses	1,291.8	1,204.2	66.8	69.6
Income from equity investees	166.6	127.2	8.6	7.3
Operating income	$807.3	$653.9	41.8%	37.8%
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
The combination of these changes contributed to an overall increase in operating margin of 400 basis points over fiscal 2015.

All Other Segments

Fiscal Year Ended	Oct 2, 2016	Sep 27, 2015	% Change
	(53 Weeks Ended)	(52 Weeks Ended)
Net revenues:
Company-operated stores	$224.3	$233.2	(3.8)%
Licensed stores	3.9	5.9	(33.9)%
CPG, foodservice and other	296.1	286.7	3.3
Total net revenues	524.3	525.8	(0.3)
Cost of sales including occupancy costs	316.5	316.5	—
Store operating expenses	115.0	104.7	9.8
Other operating expenses	91.4	76.5	19.5
Depreciation and amortization expenses	13.3	16.3	(18.4)
General and administrative expenses	26.5	36.6	(27.6)
Total operating expenses	562.7	550.6	2.2
Operating loss	$(38.4)	$(24.8)	54.8%
All Other Segments primarily includes Teavana, Seattle’s Best Coffee, Evolution Fresh, as well as certain developing businesses such as Siren Retail.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $3.2 billion and $3.4 billion as of October 1, 2017 and October 2, 2016, respectively. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (domestic and foreign), mortgage and asset-backed securities, agency obligations, and state and local government obligations. As of October 1, 2017, approximately $2.1 billion of cash and investments were held in foreign subsidiaries.
Borrowing capacity
During the first quarter of fiscal 2018, we replaced our $1.5 billion 2016 credit facility with a new $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”) and a $1.0 billion unsecured 364-Day credit facility (the “364-day credit facility”), which are available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases.
The 2018 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans.
The 364-day credit facility, of which no amount may be used for issuances of letters of credit, is currently set to mature on October 24, 2018. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is 0.585% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans.
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of October 1, 2017, we were in compliance with all applicable 2016 credit facility covenants. No amounts were outstanding under our 2016 credit facility as of October 1, 2017.
During the first quarter of fiscal 2018, we increased our commercial paper program from $1 billion to $3 billion, allowing us to issue unsecured commercial paper notes up to this maximum aggregate amount outstanding at any time. Individual maturities may vary but cannot exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facilities discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases.  As of October 1, 2017, we had no borrowings under our former commercial paper program.
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
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of October 1, 2017, we were in compliance with all applicable covenants.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program and the issuance of debt, to invest in our core businesses, including capital expenditures, new product innovations, related marketing support and partner and digital investments, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core and developing businesses such as Siren Retail. Further, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy. As discussed in Note 15, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this 10-K, we committed to purchase the remaining 50% ownership interest in our East China joint venture for approximately $1.3 billion. This transaction is expected to close by early calendar year 2018, primarily through the use of cash and investments held in foreign subsidiaries.
We believe that future cash flows generated from operations, existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of October 1, 2017 to be indefinitely reinvested, and, accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect and other indirect tax consequences associated with repatriation.
During each of the first three quarters of fiscal 2016, we declared and paid a cash dividend to shareholders of $0.20 per share. In the fourth quarter of fiscal 2016 and each of the first three quarters of fiscal 2017 we declared and paid a cash dividend of $0.25 per share. Cash returned to shareholders through dividends in fiscal 2017 and 2016 totaled $1,450.4 million and $1,178.0 million, respectively. In the fourth quarter of fiscal 2017, we declared a cash dividend of $0.30 per share to be paid on December 1, 2017 with an expected payout of approximately $429.5 million.
During fiscal years 2017 and 2016, we repurchased 37.5 million and 34.9 million shares of common stock, respectively, or $2.1 billion and $2.0 billion, respectively, under our ongoing share repurchase program. At October 1, 2017, the number of remaining shares authorized for repurchase under our ongoing share repurchase program totaled 80.3 million.

Other than normal operating expenses, cash requirements for fiscal 2018 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our developing Siren Retail business and our supply chain and corporate facilities. Total capital expenditures for fiscal 2018 are expected to be approximately $2 billion.
Cash Flows
Cash provided by operating activities was $4.2 billion for fiscal 2017, compared to $4.6 billion for fiscal 2016. The change was primarily due to the timing of our cash payments for income taxes.
Cash used by investing activities totaled $0.9 billion for fiscal 2017, compared to $2.2 billion for fiscal 2016. The change was primarily due to the liquidation of a significant portion of our offshore investment portfolio in anticipation of the acquisition of the remaining 50% ownership share of our East China joint venture.
Cash used by financing activities for fiscal 2017 totaled $3.0 billion, compared to $1.8 billion for fiscal 2016. The change was primarily due to lower proceeds from the issuance of long-term debt, the repayment of the 2016 notes and an increase in cash returned to shareholders through dividend payments and share repurchases.
Contractual Obligations
The following table summarizes our contractual obligations and borrowings as of October 1, 2017, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(2)	$8,613.5	$1,213.1	$2,210.2	$1,875.0	$3,315.2
Financing lease obligations	59.1	4.1	8.2	7.9	38.9
Debt obligations
Principal payments	3,955.3	—	350.0	1,250.0	2,355.3
Interest payments	868.9	83.6	185.6	172.9	426.8
Purchase obligations(3)	1,310.1	848.1	380.1	73.6	8.3
Other obligations(4)	134.7	20.3	28.1	18.8	67.5
Total	$14,941.6	$2,169.2	$3,162.2	$3,398.2	$6,212.0

(1)
Income tax liabilities for uncertain tax positions for which we are not able to make a reasonably reliable estimate of the amount and period of related future payments were excluded. As of October 1, 2017, we excluded $207.3 million of gross unrecognized tax benefits for uncertain tax positions, which includes accrued interest and penalties.

(2)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 91% of total purchase obligations.

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

FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually and prohibit speculative trading activity. We also monitor and limit the amount of associated counterparty credit risk, which we consider to be low. Excluding interest rate swaps, hedging instruments generally do not have maturities in excess of three years. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our hedging instruments.
The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.
Commodity Price Risk
We purchase commodity inputs, primarily coffee, dairy products, diesel, cocoa, sugar and other commodities, that are used in our operations and are subject to price fluctuations that impact our financial results. We use a combination of pricing features embedded within supply contracts, such as fixed-price and price-to-be-fixed contracts for coffee purchases, and financial derivatives to manage our commodity price risk exposure.
The following table summarizes the potential impact as of October 1, 2017 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$6	$(6)	$—	$—
Foreign Currency Exchange Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Japanese yen, Canadian dollar, Chinese renminbi, British pound, South Korean won and euro. To reduce cash flow volatility from foreign currency fluctuations, we enter into derivative instruments to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, intercompany borrowing and lending activities and certain other transactions in currencies other than the functional currency of the entity that enters into the arrangements, as well as the translation risk of certain balance sheet items. See Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion.
The following table summarizes the potential impact as of October 1, 2017 to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$23	$(23)	$119	$(119)
Equity Security Price Risk
We have minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within our trading securities portfolio. Trading securities are recorded at fair value and approximates a portion of our liability under our Management Deferred Compensation Plan (“MDCP”). Gains and losses from the portfolio and the change in our MDCP liability are recorded in our consolidated statements of earnings.
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of October 1, 2017 and determined that such a change would not have a significant impact on the fair value of these instruments.

Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of October 1, 2017.
The following table summarizes the impact of a change in interest rates as of October 1, 2017 on the fair value of Starbucks debt (in millions):

			Change in Fair Value
	Stated Interest Rate	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

2018 notes	2.000%	$352	$(4)	$4
2021 notes	2.100%	$751	$(24)	$24
2022 notes	2.700%	$508	$(22)	$22
2023 notes(1)	3.850%	$806	$—	$—
2024 notes	0.372%	$760	$(47)	$47
2026 notes	2.450%	$481	$(37)	$37
2045 notes	4.300%	$381	$(63)	$63

(1)
Amount disclosed is net of ($42 million) change in the fair value of our designated interest rate swap. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

Available-for-Sale Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of October 1, 2017 and determined that such a change would not have a significant impact on the fair value of these instruments.
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
We consider financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the past four fiscal years, we have not made any material changes to the accounting methodologies used to assess the areas discussed below, unless noted otherwise.

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
During fiscal 2017, there were no significant changes in any of our estimates or assumptions, aside from those related to the long-term strategy assumptions of our Teavana-branded retail stores, which had a significant impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit using discounted cash flows or a combination of discounted cash flow and market approaches.
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation and new store concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion.
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
The partial goodwill impairments of the Teavana and Switzerland reporting units are discussed in Note 8, Other Intangible Assets and Goodwill, to the consolidated financial statements included in Item 8 of Part II of this 10-K.
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
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. As discussed in Note 13, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, there is a reasonable possibility that our unrecognized tax benefit liability will be adjusted within 12 months due to the expiration of a statute of limitations and/or resolution of examinations with taxing authorities.
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

Item 8.	Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Net revenues:
Company-operated stores	$17,650.7	$16,844.1	$15,197.3
Licensed stores	2,355.0	2,154.2	1,861.9
CPG, foodservice and other	2,381.1	2,317.6	2,103.5
Total net revenues	22,386.8	21,315.9	19,162.7
Cost of sales including occupancy costs	9,038.2	8,511.1	7,787.5
Store operating expenses	6,493.3	6,064.3	5,411.1
Other operating expenses	553.8	545.4	522.4
Depreciation and amortization expenses	1,011.4	980.8	893.9
General and administrative expenses	1,393.3	1,360.6	1,196.7
Restructuring and impairments	153.5	—	—
Total operating expenses	18,643.5	17,462.2	15,811.6
Income from equity investees	391.4	318.2	249.9
Operating income	4,134.7	4,171.9	3,601.0
Gain resulting from acquisition of joint venture	—	—	390.6
Loss on extinguishment of debt	—	—	(61.1)
Interest income and other, net	275.3	108.0	43.0
Interest expense	(92.5)	(81.3)	(70.5)
Earnings before income taxes	4,317.5	4,198.6	3,903.0
Income tax expense	1,432.6	1,379.7	1,143.7
Net earnings including noncontrolling interests	2,884.9	2,818.9	2,759.3
Net earnings attributable to noncontrolling interests	0.2	1.2	1.9
Net earnings attributable to Starbucks	$2,884.7	$2,817.7	$2,757.4
Earnings per share — basic	$1.99	$1.91	$1.84
Earnings per share — diluted	$1.97	$1.90	$1.82
Weighted average shares outstanding:
Basic	1,449.5	1,471.6	1,495.9
Diluted	1,461.5	1,486.7	1,513.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Net earnings including noncontrolling interests	$2,884.9	$2,818.9	$2,759.3
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(9.5)	3.5	1.4
Tax (expense)/benefit	2.9	(1.3)	(0.5)
Unrealized gains/(losses) on cash flow hedging instruments	53.2	(109.6)	47.6
Tax (expense)/benefit	(12.6)	27.5	(16.8)
Unrealized gains/(losses) on net investment hedging instruments	20.1	—	4.3
Tax (expense)/benefit	(7.4)	—	(1.6)
Translation adjustment and other	(38.3)	85.5	(222.7)
Tax (expense)/benefit	(2.4)	19.0	6.0
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	(67.2)	78.2	(65.9)
Tax expense/(benefit)	14.0	(11.8)	23.5
Other comprehensive income/(loss)	(47.2)	91.0	(224.7)
Comprehensive income including noncontrolling interests	2,837.7	2,909.9	2,534.6
Comprehensive income/(loss) attributable to noncontrolling interests	0.2	1.2	(29.2)
Comprehensive income attributable to Starbucks	$2,837.5	$2,908.7	$2,563.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Oct 1, 2017	Oct 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,462.3	$2,128.8
Short-term investments	228.6	134.4
Accounts receivable, net	870.4	768.8
Inventories	1,364.0	1,378.5
Prepaid expenses and other current assets	358.1	347.4
Total current assets	5,283.4	4,757.9
Long-term investments	542.3	1,141.7
Equity and cost investments	481.6	354.5
Property, plant and equipment, net	4,919.5	4,533.8
Deferred income taxes, net	795.4	885.4
Other long-term assets	362.8	403.3
Other intangible assets	441.4	516.3
Goodwill	1,539.2	1,719.6
TOTAL ASSETS	$14,365.6	$14,312.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$782.5	$730.6
Accrued liabilities	1,934.5	1,999.1
Insurance reserves	215.2	246.0
Stored value card liability	1,288.5	1,171.2
Current portion of long-term debt	—	399.9
Total current liabilities	4,220.7	4,546.8
Long-term debt	3,932.6	3,185.3
Other long-term liabilities	755.3	689.7
Total liabilities	8,908.6	8,421.8
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,431.6 and 1,460.5 shares, respectively	1.4	1.5
Additional paid-in capital	41.1	41.1
Retained earnings	5,563.2	5,949.8
Accumulated other comprehensive loss	(155.6)	(108.4)
Total shareholders’ equity	5,450.1	5,884.0
Noncontrolling interests	6.9	6.7
Total equity	5,457.0	5,890.7
TOTAL LIABILITIES AND EQUITY	$14,365.6	$14,312.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,884.9	$2,818.9	$2,759.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,067.1	1,030.1	933.8
Deferred income taxes, net	95.1	265.7	21.2
Income earned from equity method investees	(310.2)	(250.2)	(190.2)
Distributions received from equity method investees	186.6	223.3	148.2
Gain resulting from acquisition/sale of equity in joint ventures and certain retail operations	(93.5)	(6.1)	(394.3)
Loss on extinguishment of debt	—	—	61.1
Stock-based compensation	176.0	218.1	209.8
Excess tax benefit on share-based awards	(77.5)	(122.8)	(132.4)
Goodwill Impairments	87.2	—	—
Other	68.9	45.1	53.8
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(96.8)	(55.6)	(82.8)
Inventories	14.0	(67.5)	(207.9)
Accounts payable	46.4	46.9	137.7
Stored value card liability	130.8	180.4	170.3
Other operating assets and liabilities	(4.7)	248.8	261.5
Net cash provided by operating activities	4,174.3	4,575.1	3,749.1
INVESTING ACTIVITIES:
Purchases of investments	(674.4)	(1,585.7)	(567.4)
Sales of investments	1,054.5	680.7	600.6
Maturities and calls of investments	149.6	27.9	18.8
Acquisitions, net of cash acquired	—	—	(284.3)
Additions to property, plant and equipment	(1,519.4)	(1,440.3)	(1,303.7)
Net proceeds from sale of equity in joint ventures and certain retail operations	85.4	69.6	8.9
Other	54.3	24.9	6.8
Net cash used by investing activities	(850.0)	(2,222.9)	(1,520.3)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	750.2	1,254.5	848.5
Repayments of long-term debt	(400.0)	—	(610.1)
Cash used for purchase of non-controlling interest	—	—	(360.8)
Proceeds from issuance of common stock	150.8	160.7	191.8
Excess tax benefit on share-based awards	77.5	122.8	132.4
Cash dividends paid	(1,450.4)	(1,178.0)	(928.6)
Repurchase of common stock	(2,042.5)	(1,995.6)	(1,436.1)
Minimum tax withholdings on share-based awards	(82.8)	(106.0)	(75.5)
Other	(4.4)	(8.4)	(18.1)
Net cash used by financing activities	(3,001.6)	(1,750.0)	(2,256.5)
Effect of exchange rate changes on cash and cash equivalents	10.8	(3.5)	(150.6)
Net increase/(decrease) in cash and cash equivalents	333.5	598.7	(178.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,128.8	1,530.1	1,708.4
End of period	$2,462.3	$2,128.8	$1,530.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$96.6	$74.7	$69.5
Income taxes, net of refunds	$1,389.1	$878.7	$1,072.2
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 28, 2014	749.5	$0.7	$39.4	$5,206.6	$25.3	$5,272.0	$1.7	$5,273.7
Net earnings/(loss)	—	—	—	2,757.4	—	2,757.4	1.9	2,759.3
Other comprehensive income/(loss)	—	—	—	—	(193.6)	(193.6)	(31.1)	(224.7)
Stock-based compensation expense	—	—	211.7	—	—	211.7	—	211.7
Exercise of stock options/vesting of RSUs, including tax benefit of $131.3	14.6	—	224.4	—	—	224.4	—	224.4
Sale of common stock, including tax benefit of $0.2	0.6	—	23.5	—	—	23.5	—	23.5
Repurchase of common stock	(29.0)	—	(459.6)	(972.2)	—	(1,431.8)	—	(1,431.8)
Cash dividends declared, $0.680 per share	—	—	—	(1,016.2)	—	(1,016.2)	—	(1,016.2)
Two-for-one stock split	749.4	0.8	—	(0.8)	—	—	—	—
Noncontrolling interest resulting from acquisition	—	—	—	—	—	—	411.1	411.1
Purchase of noncontrolling interest	—	—	1.7	—	(31.1)	(29.4)	(381.7)	(411.1)
Balance, September 27, 2015	1,485.1	$1.5	$41.1	$5,974.8	$(199.4)	$5,818.0	$1.8	$5,819.8
Net earnings/(loss)	—	—	—	2,817.7	—	2,817.7	1.2	2,818.9
Other comprehensive income/(loss)	—	—	—	—	91.0	91.0	—	91.0
Stock-based compensation expense	—	—	219.6	—	—	219.6	—	219.6
Exercise of stock options/vesting of RSUs, including tax benefit of $124.3	9.8	—	153.0	—	—	153.0	—	153.0
Sale of common stock, including tax benefit of $0.2	0.5	—	26.5	—	—	26.5	—	26.5
Repurchase of common stock	(34.9)	—	(399.1)	(1,596.5)	—	(1,995.6)	—	(1,995.6)
Cash dividends declared, $0.850 per share	—	—	—	(1,246.2)	—	(1,246.2)	—	(1,246.2)
Noncontrolling interest resulting from acquisition	—	—	—	—	—	—	3.7	3.7
Balance, October 2, 2016	1,460.5	$1.5	$41.1	$5,949.8	$(108.4)	$5,884.0	$6.7	$5,890.7
Net earnings/(loss)	—	—	—	2,884.7	—	2,884.7	0.2	2,884.9
Other comprehensive income/(loss)	—	—	—	—	(47.2)	(47.2)	—	(47.2)
Stock-based compensation expense	—	—	177.9	—	—	177.9	—	177.9
Exercise of stock options/vesting of RSUs, including tax benefit of $77.4	8.1	—	117.0	—	—	117.0	—	117.0
Sale of common stock, including tax benefit of $0.2	0.5	—	28.7	—	—	28.7	—	28.7
Repurchase of common stock	(37.5)	(0.1)	(323.6)	(1,755.4)	—	(2,079.1)	—	(2,079.1)
Cash dividends declared, $1.05 per share	—	—	—	(1,515.9)	—	(1,515.9)	—	(1,515.9)
Balance, October 1, 2017	1,431.6	$1.4	$41.1	$5,563.2	$(155.6)	$5,450.1	$6.9	$5,457.0
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended October 1, 2017, October 2, 2016 and September 27, 2015
Note 1: Summary of Significant Accounting Policies
Description of Business
We purchase and roast high-quality coffees that we sell, along with handcrafted coffee and tea beverages and a variety of fresh and prepared food items, through our company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and national foodservice accounts.
In this 10-K, Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
We have four reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) China/Asia Pacific (“CAP”); 3) Europe, Middle East, and Africa (“EMEA”) and 4) Channel Development. We also have several non-reportable operating segments, including Teavana, Seattle's Best Coffee and Evolution Fresh, as well as certain developing businesses such as Siren Retail, which includes the Starbucks ReserveTM Roastery & Tasting Rooms, Starbucks Reserve brand and products and Princi operations, which are combined and referred to as All Other Segments. Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment operating results and consolidated financial results.
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
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal year 2017 and 2015 included 52 weeks. Fiscal year 2016 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter.
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
Trading Securities
We also have a trading securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Trading securities are recorded at fair value and approximates a portion of our liability under our Management Deferred Compensation Plan (“MDCP”). Gains or losses from the portfolio and the change in our MDCP liability are recorded in our consolidated statements of earnings.
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
We record all derivatives on our consolidated balance sheets at fair value. Excluding interest rate swaps and foreign currency debt, we generally do not enter into derivative instruments with maturities longer than three years or offset derivative assets and liabilities in our consolidated balance sheets. However, we are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of October 1, 2017 and October 2, 2016, we received and posted $5.8 million and $19.5 million, respectively, of cash collateral related to the derivative instruments under collateral security arrangements. As of October 1, 2017 and October 2, 2016, the potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would be a reduction to both derivative assets and liabilities of $7.4 million and $9.4 million, respectively, resulting in net derivative assets of $30.4 million and net derivative liabilities of $31.1 million as of October 1, 2017, and net derivative assets of $24.7 million and net derivative liabilities of $80.2 million as of October 2, 2016.
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
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the derivative's gain or loss is reported as a component of other comprehensive income (“OCI”) and recorded in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges generally remain designated as such until the hedged item impacts net earnings, or the anticipated transaction is no longer likely to occur. For de-designated cash flow hedges or for transactions that are no longer likely to occur, the related accumulated derivative gains or losses are recognized in interest income and other, net or interest expense on our consolidated statements of earnings based on the nature of the underlying transaction.
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

Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the changes in fair value of the derivative instruments and the offsetting changes in fair values of the underlying hedged item are recorded in interest income and other, net or interest expense on our consolidated statements of earnings.
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
Receivables, net of Allowance for Doubtful Accounts
Our receivables are mainly comprised of receivables for product and equipment sales to and royalties from our licensees, as well as receivables from our consumer packaged goods (“CPG”) and foodservice business customers. Our allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of October 1, 2017 and October 2, 2016, our allowance for doubtful accounts was $9.8 million and $9.4 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or market. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of October 1, 2017 and October 2, 2016, inventory reserves were $38.4 million and $39.6 million, respectively.
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

We recognized net disposition charges of $46.9 million, $25.1 million, and $12.5 million in fiscal 2017, 2016, and 2015, respectively. Additionally, we recognized net impairment charges of $56.1 million, $24.1 million, and $25.8 million in fiscal 2017, 2016, and 2015, respectively, of which $39.9 million in fiscal 2017 were restructuring related and recorded in restructuring and impairment expenses. Unless it is restructuring related, the nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings. For assets within our retail operations, net impairment and disposition charges are recorded in store operating expenses. For all other assets, these charges are recorded in cost of sales including occupancy costs, other operating expenses or general and administrative expenses.
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
As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. Due to the strategic decision to close Teavana branded retail stores and our subsequent review of this reporting unit's fair value, we recorded goodwill impairment charges of $69.3 million during the third quarter of fiscal 2017.
Additionally, we recorded a partial goodwill impairment of $17.9 million related to our Switzerland retail reporting unit during the third quarter of fiscal 2017, primarily due to ongoing macro economic factors. There were no material goodwill impairment charges recorded during fiscal 2016 and 2015. Refer to Note 8, Other Intangible Assets and Goodwill, for further discussions.
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
There were no significant other intangible asset impairment charges recorded during fiscal 2017, 2016, and 2015.

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
Licensed Store Revenues
Licensed store revenues consist of product and equipment sales to licensees, as well as royalties and other fees paid by licensees. Sales of coffee, tea, food and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in cost of sales including occupancy costs on our consolidated statements of earnings.
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
Stored Value Cards
Stored value cards, primarily Starbucks Cards, can be activated at our company-operated and most licensed store locations, online at StarbucksStore.com or via mobile devices held by our customers, and at certain other third party locations, such as grocery stores, although they cannot be reloaded at these third party locations. When an amount is loaded onto a stored value card at any of these locations, we recognize a corresponding liability for the full amount loaded onto the card, which is recorded within stored value card liability on our consolidated balance sheets.
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
There are no expiration dates on our stored value cards, and in most markets, we do not charge service fees that cause a decrement to customer balances. While we will continue to honor all stored value cards presented for payment, management may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in interest income and other, net on our consolidated statements of earnings. In fiscal 2017, 2016, and 2015, we recognized breakage income of $104.6 million, $60.5 million, and $39.3 million, respectively.
Loyalty Program
In the U.S. and Canada, effective April 2016, we modified our transaction-based loyalty program, My Starbucks Rewards® to a spend-based program, Starbucks RewardsTM. For fiscal 2016, the existing transaction-based programs remain unchanged for other markets. During fiscal 2017, we launched Starbucks RewardsTM in Japan. Customers in the U.S., Canada, and certain other countries who register their Starbucks Card are automatically enrolled in the program. They earn loyalty points (“Stars”) with each purchase at participating Starbucks® and TeavanaTM stores, as well as on certain packaged coffee products purchased in select Starbucks® stores, online, and through CPG channels. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
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
Advertising
We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place. Advertising expenses totaled $282.6 million, $248.6 million and $227.9 million in fiscal 2017, 2016, and 2015, respectively.
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
For premiums paid upfront to enter a lease agreement, we record a prepaid rent asset in prepaid expenses and other non-current assets on our consolidated balance sheets and amortize the premium over the terms of the leases as additional rent expense in cost of sales including occupancy costs on our consolidated statements of earnings.
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
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in cost of sales including occupancy costs on our consolidated statements of earnings. As of October 1, 2017 and October 2, 2016, our net ARO assets included in property, plant and equipment were $12.4 million and $9.3 million, respectively, and our net ARO liabilities included in other long-term liabilities were $70.0 million and $67.9 million, respectively.
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
We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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

Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) amended its guidance on the financial reporting of hedging relationships. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, expands permissible cash flow hedges on contractually specified components, and simplifies hedge documentation and effectiveness assessment. The guidance will be effective at the beginning of our first quarter of fiscal year 2020 and will require a modified retrospective approach on existing cash flow and net investment hedges. The presentation and disclosure requirements will be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In January 2017, the FASB issued guidance that simplifies the measurement of goodwill impairment. Under this new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. During the second quarter of fiscal 2017, we elected to early-adopt this guidance on a prospective basis.
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
In March 2016, the FASB issued guidance related to stock-based compensation, which changes the accounting and classification of excess tax benefits and minimum tax withholdings on share-based awards. With this adoption, excess tax benefits and tax deficiencies related to stock-based compensation will be prospectively reflected as a reduction of, or increase in, income tax expense in our consolidated statement of earnings instead of additional paid-in capital on our consolidated balance sheet. Additionally, within our consolidated statement of cash flows, this guidance will require excess tax benefits to be presented as an operating activity, rather than a financing activity, in the same manner as other cash flows related to income taxes. As a result, we expect the adoption will have a significant impact on income tax expense and earnings per share, as reported in our consolidated statement of earnings and consolidated statement of cash flows. We will adopt this guidance in the first quarter of fiscal 2018. If the new guidance had been adopted for fiscal years 2017, 2016 and 2015, approximately $78 million, $125 million and $132 million, respectively, of excess net tax benefits recorded to additional paid-in capital would have been recorded as a reduction to income tax expense. Excess tax benefits or deficiencies are based on our stock price at the time stock options are exercised or when restricted stock units vest, therefore prior year amounts are not indicative of the future impact of this guidance.
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
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of our first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets but will likely have an insignificant impact on our consolidated statements of earnings. In preparation for adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information.

In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires these costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. We retrospectively adopted this guidance in the first quarter of fiscal 2017, which resulted in the reclassification of $17.0 million of debt issuance costs previously presented in prepaid expenses and other current assets and other long-term assets to long-term debt in our consolidated balance sheet as of October 2, 2016. Components of our long-term debt and aggregate debt issuance costs and unamortized premium are disclosed in Note 9, Debt.
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
Note 2:    Acquisitions and Divestitures
Fiscal 2017
In the fourth quarter of fiscal 2017, we sold our company-operated retail store assets and operations in Singapore to Maxim's Caterers Limited, converting these operations to a fully licensed market, for a total of $119.9 million. This transaction resulted in a pre-tax gain of $83.9 million, which was included in interest income and other, net on our consolidated statements of earnings.
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
On September 23, 2014, we entered into a tender offer bid agreement with Starbucks Coffee Japan, Ltd. (“Starbucks Japan”), at the time a 39.5% owned equity method investment, and our former joint venture partner, Sazaby League, Ltd. (“Sazaby”), to acquire the remaining 60.5% ownership interest in Starbucks Japan for approximately $876 million, through a two-step tender offer. Acquiring Starbucks Japan further leverages our existing infrastructure to continue disciplined retail store growth and expand our presence into other channels in the Japan market, such as CPG, licensing and foodservice.

The following table summarizes the final allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of October 31, 2014, which are reported within our China/Asia Pacific segment (in millions):

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
The intangible assets are finite-lived and include reacquired rights, licensing agreements with Starbucks Japan's current licensees and Starbucks Japan's customer loyalty program. The reacquired rights to exclusively operate licensed Starbucks® retail stores in Japan were assigned a fair value of $305.0 million; these rights will be amortized on a straight-line basis through March 2021. Amortization expense for these finite-lived intangible assets for fiscal year 2017 was $48.4 million, and, as of October 1, 2017, accumulated amortization was $139.1 million. Future amortization expense is estimated to be approximately $47.0 million each year for the next three years, $24.0 million in the fourth year and $5 million thereafter.
The $815.6 million of goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, the existing geographic retail and online presence, and the expected geographic presence in new channels. The goodwill was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition decreased $32.2 million to $783.4 million as of October 1, 2017.
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

The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of Starbucks Japan been the first day of our first quarter of fiscal 2014 rather than during our first quarter of fiscal 2015 (in millions):

Pro Forma (unaudited)
Year Ended
Sep 27, 2015
Revenue	$19,254.5
Net earnings attributable to Starbucks	2,380.9
The amounts in the supplemental pro forma earnings for the period presented above fully eliminate intercompany transactions, apply our accounting policies and reflect adjustments for additional occupancy costs, depreciation and amortization that would have been charged assuming the same fair value adjustments to leases, property, plant and equipment and acquired intangibles had been applied on September 30, 2013, including the acquisition-related gain. These pro forma results are unaudited and are not necessarily indicative of results of operations that would have occurred had the acquisition actually occurred in the prior year period or indicative of the results of operations for any future period.
Note 3:    Derivative Financial Instruments
Interest Rates
We are subject to interest rate volatility with regard to existing and future issuances of debt. From time to time, we enter into swap agreements to manage our exposure to interest rate fluctuations.
To hedge the variability in cash flows due to changes in benchmark interest rates, we enter into interest rate swap agreements related to anticipated debt issuances. These agreements are cash settled at the time of the pricing of the related debt. The effective portion of the derivative's gain or loss is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified to interest expense over the life of the related debt. During fiscal 2016, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $375 million related to the $500 million and $250 million of 5-year 2.100% Senior Notes (the “2021 notes”) due February 2021 and $500 million of 10-year 2.450% Senior Notes (the “2026 notes”) due June 2026. Refer to Note 9, Debt, for details of the components of our long-term debt. We cash settled these swap agreements at the time of pricing the 2021 and 2026 notes.
To hedge the exposure to changes in the fair value of our fixed-rate debt, we enter into interest rate swap agreements, which are designated as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt are recorded in interest expense and have an insignificant impact on our consolidated statement of earnings. We entered into an interest rate swap agreement during the third quarter of fiscal 2017 related to our 3.850% Senior Notes due in October 2023 (“2023 notes”). Refer to Note 9, Debt, for additional information on our long-term debt.
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
To mitigate foreign currency transaction risk of intercompany borrowings, we enter into cross-currency swap contracts, which are designated as cash flow hedges. Gains and losses from these swaps offset the changes in value of interest and principal payments as a result of changes in foreign exchange rates. There are no credit-risk-related contingent features associated with these swaps, although we may hold or post collateral depending upon the gain or loss position of the swap agreements.
We also enter into forward contracts or use foreign currency-denominated debt to hedge the foreign currency exposure of our net investment in certain international operations. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
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
Gains and losses on derivative contracts designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI			Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Contract Remaining Maturity (Months)
	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Cash Flow Hedges:
Interest rates	$17.6	$20.5	$30.1	$3.0	0
Cross-currency swaps	(6.0)	(7.7)	(27.8)	—	86
Foreign currency - other	(9.1)	(0.4)	29.0	(5.8)	36
Coffee	(6.6)	(1.6)	(5.7)	(6.6)	4
Net Investment Hedges:
Foreign currency	16.2	1.3	1.3	0.1	0
Foreign currency debt	(2.2)	—	—	—	79
Pretax gains and losses on derivative contracts designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications			Gains/(Losses) Reclassified from AOCI to Earnings
	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Cash Flow Hedges:
Interest rates	$—	$(10.3)	$(6.8)	$4.8	$5.0	$3.2
Cross-currency swaps	59.5	(75.7)	11.4	57.2	(101.1)	46.2
Foreign currency - other	1.8	(25.4)	52.0	11.4	19.1	26.1
Coffee	(8.1)	1.7	(9.0)	(2.7)	(2.8)	(3.5)
Net Investment Hedges:
Foreign currency	23.6	—	4.3	—	—	7.2
Foreign currency debt	(3.5)	—	—	—	—	—

Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Non-Designated Derivatives:
Foreign currency - other	$4.6	$(5.7)	$27.1
Dairy	—	(5.5)	(3.8)
Diesel fuel and other commodities	1.3	(0.2)	(9.0)
Designated Fair Value Hedging Instruments:
Interest rate swap	(5.2)	—	—
Notional amounts of outstanding derivative contracts (in millions):

	Oct 1, 2017	Oct 2, 2016
Interest rate swap	$750	$—
Cross-currency swaps	514	660
Foreign currency - other	901	688
Coffee	—	7
Dairy	14	76
Diesel fuel and other commodities	41	46
Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Designated Derivative Instruments:
Cross-currency swaps	$12.4	$—	$9.8	$57.0
Foreign currency - other	7.7	20.8	20.8	24.0
Coffee	—	1.8	—	—
Net investment hedges	0.3	—	—	—
Interest rate swap	—	—	3.8	—
Non-designated Derivative Instruments:
Foreign currency	15.8	6.2	1.4	6.5
Dairy	—	1.5	2.4	1.6
Diesel fuel and other commodities	1.6	3.8	0.3	0.5
Additional disclosures related to cash flow hedge gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,462.3	$2,462.3	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	7.5	—	7.5	—
Commercial paper	2.0	—	2.0	—
Corporate debt securities	49.4	—	49.4	—
Foreign government obligations	7.1	—	7.1	—
U.S. government treasury securities	81.4	81.4	—	—
Mortgage and other asset-backed securities	2.0	—	2.0	—
Certificates of deposit	2.3	—	2.3	—
Total available-for-sale securities	151.7	81.4	70.3	—
Trading securities	76.9	76.9	—	—
Total short-term investments	228.6	158.3	70.3	—
Prepaid expenses and other current assets:
Derivative assets	13.4	0.1	13.3	—
Long-term investments:
Available-for-sale securities
Agency obligations	21.8	—	21.8	—
Corporate debt securities	207.4	—	207.4	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	17.1	—	17.1	—
U.S. government treasury securities	127.4	127.4	—	—
State and local government obligations	7.0	—	7.0	—
Mortgage and other asset-backed securities	155.7	—	155.7	—
Total long-term investments	542.3	127.4	409.0	5.9
Other long-term assets:
Derivative assets	24.4	—	24.4	—
Total assets	$3,271.0	$2,748.1	$517.0	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$16.4	$2.5	$13.9	$—
Other long-term liabilities:
Derivative liabilities	22.1	—	22.1	—
Total liabilities	$38.5	$2.5	$36.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,128.8	$2,128.8	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	1.3	—	1.3	—
Commercial paper	2.6	—	2.6	—
Corporate debt securities	34.2	—	34.2	—
Foreign government obligations	5.5	—	5.5	—
U.S. government treasury securities	15.8	15.8	—	—
State and local government obligations	0.5	—	0.5	—
Certificates of deposit	5.8	—	5.8	—
Total available-for-sale securities	65.7	15.8	49.9	—
Trading securities	68.7	68.7	—	—
Total short-term investments	134.4	84.5	49.9	—
Prepaid expenses and other current assets:
Derivative assets	27.7	3.1	24.6	—
Long-term investments:
Available-for-sale securities
Agency obligations	44.4	—	44.4	—
Corporate debt securities	459.3	—	459.3	—
Auction rate securities	5.7	—	—	5.7
Foreign government obligations	46.7	—	46.7	—
U.S. government treasury securities	358.2	358.2	—	—
State and local government obligations	57.5	—	57.5	—
Mortgage and other asset-backed securities	169.9	—	169.9	—
Total long-term investments	1,141.7	358.2	777.8	5.7
Other long-term assets:
Derivative assets	6.4	—	6.4	—
Total assets	$3,439.0	$2,574.6	$858.7	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$18.0	$1.7	$16.3	$—
Other long-term liabilities:
Derivative liabilities	71.6	—	71.6	—
Total	$89.6	$1.7	$87.9	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Securities
Long-term investments generally mature within 5 years. Proceeds from sales of available-for-sale securities were $999.7 million, $680.7 million, and $600.6 million for fiscal years 2017, 2016 and 2015, respectively. Realized gains and losses on sales and maturities of available-for-sale securities were not material for fiscal years 2017, 2016, and 2015. Gross unrealized holding gains and losses on available-for-sale securities were not material as of October 1, 2017 and October 2, 2016.

Trading Securities
Trading securities include equity mutual funds and exchange-traded funds. Our trading securities portfolio approximates a portion of our liability under our Management Deferred Compensation Plan (“MDCP”), a defined contribution plan. Our MDCP liability was $105.9 million and $101.5 million as of October 1, 2017 and October 2, 2016, respectively. The changes in net unrealized holding gains and losses in the trading securities portfolio included in earnings for fiscal years 2017 and 2016 were net gains of $10.5 million and $3.6 million and a net loss of $4.5 million in fiscal year 2015. Gross unrealized holding gains and losses on trading securities were not material as of October 1, 2017 and October 2, 2016.
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
Other than the impairments discussed in Note 8, Other Intangible Assets and Goodwill, and the aforementioned fair value adjustments, there were no other material fair value adjustments during fiscal 2017 and 2016.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Oct 1, 2017	Oct 2, 2016
Coffee:
Unroasted	$541.0	$561.6
Roasted	301.1	300.4
Other merchandise held for sale	301.1	308.6
Packaging and other supplies	220.8	207.9
Total	$1,364.0	$1,378.5
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of October 1, 2017, we had committed to purchasing green coffee totaling $860 million under fixed-price contracts and an estimated $336 million under price-to-be-fixed contracts. As of October 1, 2017, none of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:    Equity and Cost Investments (in millions)

	Oct 1, 2017	Oct 2, 2016
Equity method investments	$432.8	$305.7
Cost method investments	48.8	48.8
Total	$481.6	$354.5
Equity Method Investments
As of October 1, 2017, we had a 50% ownership interest in each of the following international equity method investees: President Starbucks Coffee (East China); Starbucks Coffee Korea Co., Ltd.; President Starbucks Coffee Corporation (Taiwan) Company Limited; and Tata Starbucks Limited (India). These international entities operate licensed Starbucks® retail stores. We further describe the pending transactions to acquire East China and to divest Taiwan in Note 15, Commitments and Contingencies.
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
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties were $187.3 million, $164.2 million, and $153.4 million in fiscal years 2017, 2016 and 2015, respectively. Related costs of sales were $109.3 million, $97.5 million, and $94.5 million in fiscal years 2017, 2016 and 2015, respectively. As of October 1, 2017 and October 2, 2016, there were $54.3 million and $55.7 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
Cost Method Investments
As of October 1, 2017 and October 2, 2016, we had $23 million invested in equity interests of entities that develop and operate Starbucks® licensed stores in several global markets. We have the ability to acquire additional interests in some of these cost method investees at certain intervals. Depending on our total percentage ownership interest and our ability to exercise significant influence over financial and operating policies, additional investments may require application of the equity method of accounting.
Note 7:    Supplemental Balance Sheet Information (in millions)
Property, Plant and Equipment, net

	Oct 1, 2017	Oct 2, 2016
Land	$46.9	$46.6
Buildings	481.7	458.4
Leasehold improvements	6,401.0	5,892.9
Store equipment	2,110.7	1,931.7
Roasting equipment	619.8	605.4
Furniture, fixtures and other	1,514.1	1,366.9
Work in progress	409.8	271.4
Property, plant and equipment, gross	11,584.0	10,573.3
Accumulated depreciation	(6,664.5)	(6,039.5)
Property, plant and equipment, net	$4,919.5	$4,533.8

Accrued Liabilities

	Oct 1, 2017	Oct 2, 2016
Accrued compensation and related costs	$524.5	$510.8
Accrued occupancy costs	151.3	137.5
Accrued taxes	226.6	368.4
Accrued dividends payable	429.5	365.1
Accrued capital and other operating expenditures	602.6	617.3
Total accrued liabilities	$1,934.5	$1,999.1
Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Oct 1, 2017	Oct 2, 2016
Trade names, trademarks and patents	$212.1	$207.8
Other indefinite-lived intangible assets	15.1	15.1
Total indefinite-lived intangible assets	$227.2	$222.9
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions and Divestitures.
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	China/Asia Pacific	EMEA	Channel Development	All Other Segments	Total
Goodwill balance at September 27, 2015	$211.2	$804.1	$57.4	$23.8	$478.9	$1,575.4
Acquisition/(divestiture)	—	—	(2.6)	—	5.3	2.7
Other	0.4	140.8	0.3	—	—	141.5
Goodwill balance at October 2, 2016	$211.6	$944.9	$55.1	$23.8	$484.2	$1,719.6
Acquisition/(divestiture)	—	(7.6)	—	—	—	(7.6)
Impairment	—	—	(17.9)	—	(69.3)	(87.2)
Other	1.5	(87.1)	—	—	—	(85.6)
Goodwill balance at October 1, 2017	$213.1	$850.2	$37.2	$23.8	$414.9	$1,539.2
“Other” primarily consists of changes in the goodwill balance as a result of foreign currency translation.

During the third quarter of fiscal 2017, management finalized its long-term strategy for the Teavana reporting unit. The plan emphasizes sales of premium Teavana™ tea products at Starbucks branded stores and, to a lesser extent, consumer product channels. The existing portfolio of Teavana-branded retail stores are expected to be closed over the next several quarters. This change in strategic direction triggered an impairment test first of the retail store assets and then an impairment test of the goodwill asset, which also coincided with our annual goodwill testing process. For goodwill, we utilized a combination of income and market approaches to determine the implied fair value of the reporting unit. These approaches used primarily unobservable inputs, including discount, sales growth and royalty rates and valuation multiples of a selection of similar publicly traded companies, which are considered Level 3 fair value measurements. We then compared the implied fair value with the carrying value and recognized a goodwill impairment charge of $69.3 million, thus reducing goodwill of the Teavana reporting unit to $398.3 million as of October 1, 2017. The remaining intangible assets for the Teavana reporting unit of $117.2 million, consisting primarily of the indefinite-lived tradename and finite-lived tea recipes, were also tested, and no impairment losses were recorded.

The ongoing impact of the macro economic challenges we have experienced in our EMEA company-owned markets and the continued strength of the Swiss franc, when compared to the relatively inexpensive euro in surrounding countries, have posed strong headwinds to our Switzerland retail reporting unit. Our latest mitigation efforts incorporated into our Level 3 fair value calculation for our Switzerland retail business are not expected to fully recover the reporting unit’s carrying value given the sustained nature of these and other external factors on consumer behavior and tourism. As a result, we recorded a goodwill impairment charge of $17.9 million in the third quarter of fiscal 2017, and, as of October 1, 2017, we had approximately $37 million of goodwill remaining on our condensed consolidated balance sheet associated with this reporting unit.
Finite-Lived Intangible Assets

	Oct 1, 2017			Oct 2, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$328.8	$(154.2)	$174.6	$361.3	$(114.5)	$246.8
Acquired trade secrets and processes	27.6	(13.7)	13.9	27.6	(11.0)	16.6
Trade names, trademarks and patents	31.5	(17.6)	13.9	29.4	(15.2)	14.2
Licensing agreements	14.4	(3.8)	10.6	16.0	(2.8)	13.2
Other finite-lived intangible assets	6.7	(5.5)	1.2	7.2	(4.6)	2.6
Total finite-lived intangible assets	$409.0	$(194.8)	$214.2	$441.5	$(148.1)	$293.4
Amortization expense for finite-lived intangible assets was $57.5 million, $57.3 million, and $50.0 million during fiscal 2017, 2016 and 2015, respectively.
Estimated future amortization expense as of October 1, 2017 (in millions):

Fiscal Year Ending
2018	$55.7
2019	54.5
2020	54.3
2021	31.4
2022	8.0
Thereafter	10.3
Total estimated future amortization expense	$214.2
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions and Divestitures.
Note 9:    Debt
Revolving Credit Facility and Commercial Paper Program
Our $1.5 billion unsecured, revolving credit facility with various banks, of which $150 million may be used for issuances of letters of credit, is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases, and is currently set to mature on November 6, 2020. Starbucks has the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $750 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the credit agreement. The current applicable margin is 0.565% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans. The credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of October 1, 2017, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of October 1, 2017.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of October 1, 2017, availability under our commercial paper program was approximately $0 billion (which represents the full committed credit facility amount, as no amounts were outstanding under our commercial paper program).
In the first quarter of fiscal 2018 we entered into a new credit facility and commercial paper program. See Note 18, Subsequent Events for further detail.
Long-term Debt

In March 2017, we issued Japanese yen-denominated long-term debt in an underwritten registered public offering. The 7-year 0.372% Senior Notes (the “2024 notes”) due March 2024 were issued with a face value of ¥85 billion, of which ¥81 billion has been designated to hedge the foreign currency exposure of our net investment in Japan. Interest on the 2024 notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017.
In December 2016, we repaid the $400 million of 0.875% Senior Notes (the “2016 notes”) at maturity.
In May 2016, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 10-year 2.450% Senior Notes (the “2026 notes”) due June 2026. Interest on the 2026 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2016.
In February 2016, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 5-year 2.100% Senior Notes (the “2021 notes”) due February 2021. In May 2016, we reopened this offering with the same terms and issued an additional $250 million of Senior Notes (collectively, the “2021 notes”) for an aggregate amount outstanding of $750 million. Interest on the 2021 notes is payable semi-annually on February 4 and August 4 of each year, commencing on August 4, 2016.
In July 2015, we redeemed $550 million of 6.250% Senior Notes (the “2017 notes”) originally scheduled to mature in August 2017. The redemption resulted in a charge of $61.1 million, which is presented separately as loss on extinguishment of debt within other income and expenses on our consolidated statements of earnings. This loss primarily relates to the optional redemption payment as outlined in the 2017 notes indenture, as well as non-cash expenses related to the previously capitalized original issuance costs and accelerated amortization of the unamortized discount. In connection with the redemption, we also reclassified $2.0 million from accumulated other comprehensive income to interest expense on our consolidated statements of earnings related to remaining unrecognized losses from interest rate contracts entered into in conjunction with the 2017 notes and designated as cash flow hedges.
In June 2015, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 7-year 2.700% Senior Notes (the “2022 notes”) due June 2022, and $350 million of 30-year 4.300% Senior Notes (the “2045 notes”) due June 2045. Interest on the 2022 and 2045 notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2015.

Components of long-term debt including the associated interest rates and related fair values by calendar maturity (in millions, except interest rates):

	Oct 1, 2017		Oct 2, 2016		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2016 notes	$—	$—	$400.0	$400	0.875%	0.941%
2018 notes	350.0	352	350.0	357	2.000%	2.012%
2021 notes	500.0	501	500.0	511	2.100%	2.293%
2021 notes	250.0	250	250.0	255	2.100%	1.600%
2022 notes	500.0	508	500.0	526	2.700%	2.819%
2023 notes	750.0	806	750.0	839	3.850%	2.859%
2024 notes(2)	755.3	760	—	—	0.372%	0.462%
2026 notes	500.0	481	500.0	509	2.450%	2.511%
2045 notes	350.0	381	350.0	417	4.300%	4.348%
Total	3,955.3	4,039	3,600.0	3,814
Aggregate debt issuance costs and unamortized premium/(discount), net	(17.5)		(14.8)
Hedge accounting fair value adjustment(3)	(5.2)		—
Total	$3,932.6		$3,585.2

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
The indentures under which the above notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of October 2, 2017, we were in compliance with each of these covenants.
The following table summarizes our long-term debt maturities as of October 1, 2017 by fiscal year (in millions):

Fiscal Year	Total
2018	$—
2019	350.0
2020	—
2021	750.0
2022	500.0
Thereafter	2,355.3
Total	$3,955.3
Note 10:    Leases
Rent expense under operating lease agreements (in millions):

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Minimum rent	$1,185.7	$1,092.5	$1,026.3
Contingent rent	143.5	130.7	111.5
Total	$1,329.2	$1,223.2	$1,137.8

Minimum future rental payments under non-cancelable operating leases and lease financing arrangements as of October 1, 2017 (in millions):

Fiscal Year Ending	Operating Leases	Lease Financing Arrangements
2018	$1,213.1	$4.1
2019	1,141.6	4.1
2020	1,068.6	4.1
2021	986.9	4.0
2022	888.1	3.9
Thereafter	3,315.2	38.9
Total minimum lease payments	$8,613.5	$59.1
We have subleases related to certain of our operating leases. During fiscal 2017, 2016 and 2015, we recognized sublease income of $15.5 million, $14.6 million, and $11.9 million, respectively. Additionally, as of October 1, 2017 and October 2, 2016, the gross carrying values of assets related to build-to-suit lease arrangements accounted for as financing leases were $94.3 million and $92.7 million, respectively, with associated accumulated depreciation of $9.0 million and $6.2 million, respectively. Lease exit costs associated with our restructuring efforts will be recognized concurrently with actual store closures. Total lease exit costs are expected to be approximately $153.7 million of which $15.7 million were recorded within restructuring and impairments on the consolidated statement of earnings in fiscal 2017.
Note 11:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at October 1, 2017.
We repurchased 37.5 million shares of common stock at a total cost of $2.1 billion, and 34.9 million shares at a total cost of $2.0 billion for the years ended October 1, 2017 and October 2, 2016, respectively. As of October 1, 2017, 80.3 million shares remained available for repurchase under current authorizations.
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
Changes in accumulated other comprehensive income (“AOCI”) by component, for the years ended October 1, 2017, October 2, 2016, and September 27, 2015, net of tax,a re as follows:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 1, 2017
Net gains/(losses) in AOCI, beginning of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)
Net gains/(losses) recognized in OCI before reclassifications	(6.6)	40.6	12.7	(40.7)	6.0
Net (gains)/losses reclassified from AOCI to earnings	3.0	(55.6)	—	(0.6)	(53.2)
Other comprehensive income/(loss) attributable to Starbucks	(3.6)	(15.0)	12.7	(41.3)	(47.2)
Net gains/(losses) in AOCI, end of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 2, 2016
Net gains/(losses) in AOCI, beginning of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Net gains/(losses) recognized in OCI before reclassifications	2.2	(82.1)	—	104.5	24.6
Net (gains)/losses reclassified from AOCI to earnings	(1.0)	67.4	—	—	66.4
Other comprehensive income/(loss) attributable to Starbucks	1.2	(14.7)	—	104.5	91.0
Net gains/(losses) in AOCI, end of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 27, 2015
Net gains/(losses) in AOCI, beginning of period	$(0.4)	$46.3	$3.2	$(23.8)	$25.3
Net gains/(losses) recognized in OCI before reclassifications	0.9	30.8	2.7	(185.6)	(151.2)
Net (gains)/losses reclassified from AOCI to earnings	(0.6)	(51.5)	(4.6)	14.3	(42.4)
Other comprehensive income/(loss) attributable to Starbucks	0.3	(20.7)	(1.9)	(171.3)	(193.6)
Purchase of noncontrolling interest	—	—	—	(31.1)	(31.1)
Net gains/(losses) in AOCI, end of period	$(0.1)	$25.6	$1.3	$(226.2)	$(199.4)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Earnings
	Fiscal Year Ended
	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Gains/(losses) on available-for-sale securities	$(4.1)	$1.6	$1.0	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	4.8	5.0	3.2	Interest expense
Cross-currency swaps	57.2	(101.1)	46.2	Interest income and other, net
Foreign currency hedges	3.0	4.9	14.0	Revenue
Foreign currency/coffee hedges	5.7	11.4	8.6	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges(1)	—	—	7.2	Gain resulting from acquisition of joint venture
Translation adjustment(2)
Starbucks Japan	—	—	(7.2)	Gain resulting from acquisition of joint venture
Other	0.6	—	(7.1)	Interest income and other, net
	67.2	(78.2)	65.9	Total before tax
	(14.0)	11.8	(23.5)	Tax (expense)/benefit
	$53.2	$(66.4)	$42.4	Net of tax

(1)	Release of pretax cumulative net gains in AOCI related to our net investment derivative instruments used to hedge our preexisting 39.5% equity method investment in Starbucks Japan.

(2)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign business.

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
As of October 1, 2017, there were 73.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 13.3 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Options	$44.3	$42.7	$37.8
RSUs	131.7	175.4	172.0
Total stock-based compensation expense recognized in the consolidated statements of earnings	$176.0	$218.1	$209.8
Total related tax benefit	$57.6	$73.0	$72.3
Total capitalized stock-based compensation included in net property, plant and equipment and inventories on the consolidated balance sheets	$1.9	$1.5	$1.9
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
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2017, 2016 and 2015:

	Employee Stock Options Granted During the Period
Fiscal Year Ended	2017	2016	2015
Expected term (in years)	3.9	3.9	4.2
Expected stock price volatility	21.6%	23.9%	22.3%
Risk-free interest rate	1.5%	1.2%	1.1%
Expected dividend yield	1.8%	1.3%	1.6%
Weighted average grant price	$56.12	$60.20	$39.89
Estimated fair value per option granted	$8.56	$10.54	$6.58
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

Stock option transactions for the year ended October 1, 2017 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, October 2, 2016	31.3	$30.59	5.8	$771
Granted	7.1	56.12
Exercised	(5.3)	23.16
Expired/forfeited	(1.7)	51.13
Outstanding, October 1, 2017	31.4	36.51	5.8	589
Exercisable, October 1, 2017	19.7	26.42	4.2	552
Vested and expected to vest, October 1, 2017	30.0	35.60	5.6	587
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of October 1, 2017, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested options was approximately $38 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.7 years. The total intrinsic value of options exercised was $181 million, $254 million, and $358 million during fiscal years 2017, 2016 and 2015, respectively. The total fair value of options vested was $40 million, $37 million, and $36 million during fiscal years 2017, 2016 and 2015, respectively.
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
RSU transactions for the year ended October 1, 2017 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, October 2, 2016	8.3	$46.15	0.9	$448
Granted	5.1	54.30
Vested	(4.3)	42.09
Forfeited/canceled	(1.5)	51.05
Nonvested, October 1, 2017	7.6	52.06	0.9	410
For fiscal 2016 and 2015, the weighted average fair value per RSU granted was $58.81 and $38.56, respectively. As of October 1, 2017, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $75 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of RSUs vested was $182 million, $169 million and $137 million during fiscal years 2017, 2016 and 2015, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.5 million in fiscal 2017.

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
Our matching contributions to all U.S. and non-U.S. plans were $101.4 million, $86.2 million and $70.9 million in fiscal years 2017, 2016 and 2015, respectively.
Note 13:    Income Taxes
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
United States	$3,393.0	$3,415.7	$2,837.2
Foreign	924.5	782.9	1,065.8
Total earnings before income taxes	$4,317.5	$4,198.6	$3,903.0
Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Current taxes:
U.S. federal	$931.0	$704.1	$801.0
U.S. state and local	170.8	166.5	150.1
Foreign	216.6	218.5	172.2
Total current taxes	1,318.4	1,089.1	1,123.3
Deferred taxes:
U.S. federal	121.2	351.3	56.5
U.S. state and local	14.2	25.8	4.0
Foreign	(21.2)	(86.5)	(40.1)
Total deferred taxes	114.2	290.6	20.4
Total income tax expense	$1,432.6	$1,379.7	$1,143.7
Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	3.0	2.8
Benefits and taxes related to foreign operations	(2.8)	(2.2)	(2.1)
Domestic production activity deduction	(1.8)	(1.9)	(2.2)
Gain resulting from acquisition of joint venture	—	—	(3.7)
Other, net	—	(1.0)	(0.5)
Effective tax rate	33.2%	32.9%	29.3%
U.S. income and foreign withholding taxes have not been provided on approximately $3.7 billion of cumulative undistributed earnings of foreign subsidiaries and equity investees, including cumulative unrealized currency translation adjustments. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with its hypothetical calculation, and the amount of liability, if any, is dependent on circumstances existing if and when remittance occurs.
Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Oct 1, 2017	Oct 2, 2016
Deferred tax assets:
Property, plant and equipment	$71.3	$56.8
Accrued occupancy costs	118.0	104.5
Accrued compensation and related costs	95.0	88.6
Stored value card liability	130.7	124.2
Stock-based compensation	125.9	138.3
Net operating losses	80.8	79.0
Litigation charge	792.0	862.3
Other	180.8	197.4
Total	$1,594.5	$1,651.1
Valuation allowance	(80.1)	(70.3)
Total deferred tax asset, net of valuation allowance	$1,514.4	$1,580.8
Deferred tax liabilities:
Property, plant and equipment	(477.2)	(445.7)
Intangible assets and goodwill	(159.0)	(175.9)
Other	(89.1)	(88.5)
Total	(725.3)	(710.1)
Net deferred tax asset	$789.1	$870.7
Reported as:
Deferred income tax assets	795.4	885.4
Deferred income tax liabilities (included in Other long-term liabilities)	(6.3)	(14.7)
Net deferred tax asset	$789.1	$870.7
The valuation allowance as of October 1, 2017 and October 2, 2016 is primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries.
As of October 1, 2017, we had state net operating loss carryforwards of $31.2 million which will begin to expire in fiscal 2024, state tax credit carryforwards of $18.0 million, of which $15.9 million will begin to expire in fiscal 2024 and the remainder will begin to expire in fiscal 2018, and foreign net operating loss carryforwards of $262.2 million, of which $207.3 million have an indefinite carryforward period and the remainder expire at various dates starting from fiscal 2018.
Uncertain Tax Positions
As of October 1, 2017, we had $196.9 million of gross unrecognized tax benefits of which $139.5 million, if recognized, would affect our effective tax rate. We recognized an expense of $5.2 million, a benefit of $3.6 million and an expense of $0.7 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2017, 2016 and 2015, respectively. As of October 1, 2017 and October 2, 2016, we had accrued interest and penalties of $11.2 million and $7.7 million, respectively, within our consolidated balance sheets.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Beginning balance	$146.5	$150.4	$112.7
Increase related to prior year tax positions	10.4	—	7.9
Decrease related to prior year tax positions	—	(23.6)	(0.9)
Increase related to current year tax positions	41.3	33.7	32.0
Decrease related to current year tax positions	—	—	(0.6)
Decreases related to settlements with taxing authorities	—	(3.1)	(0.7)
Decrease related to lapsing of statute of limitations	(1.3)	(10.9)	—
Ending balance	$196.9	$146.5	$150.4
We are currently under examination, or may be subject to examination, by various U.S. federal, state, local and foreign tax jurisdictions for fiscal years 2006 through 2016. We are no longer subject to U.S. federal or state examination for years prior to fiscal year 2011, with the exception of one state. We are no longer subject to examination in any material international markets prior to 2006.
It is reasonably possible that a portion of the Company's gross unrecognized tax benefits may be recognized by the end of fiscal 2018 as a result of a lapse of the statute of limitations or resolution of examinations with tax authorities. We estimate this range to be approximately $42 million to $75 million.
Note 14:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Net earnings attributable to Starbucks	$2,884.7	$2,817.7	$2,757.4
Weighted average common shares outstanding (for basic calculation)	1,449.5	1,471.6	1,495.9
Dilutive effect of outstanding common stock options and RSUs	12.0	15.1	17.5
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,461.5	1,486.7	1,513.4
EPS — basic	$1.99	$1.91	$1.84
EPS — diluted	$1.97	$1.90	$1.82
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. We had 11.4 million and 5.4 million out-of-the-money stock options as of October 1, 2017 and October 2, 2016, respectively. There were no out-of-the-money stock options as of September 27, 2015.
Note 15:    Commitments and Contingencies
Contractual Commitments
In the fourth quarter of fiscal 2017, we signed an agreement to acquire the remaining 50% ownership of our East China joint venture from Uni-President Enterprises Corporation (“UPEC”) and President Chain Store Corporation (“PCSC”) for approximately $1.3 billion to unify our business operations across mainland China. The acquisition will convert these licensed stores to company-operated stores and is expected to close by early calendar year 2018, subject to regulatory approval and customary closing conditions. Concurrently, with the purchase of our East China joint venture, UPEC and PCSC will assume 100% ownership of Starbucks operations in Taiwan by acquiring our 50% interest in President Starbucks Coffee Taiwan Limited for approximately $175 million. The sale is also expected to close by early calendar year 2018.
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
We have four reportable operating segments: 1) Americas, inclusive of the U.S., Canada, and Latin America; 2) China/Asia Pacific (“CAP”); 3) Europe, Middle East, and Africa (“EMEA”) and 4) Channel Development.
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
Channel Development operations sell a selection of packaged coffees and single-serve products, as well as a selection of premium Tazo® teas globally. Channel Development operations also produce and sell a variety of ready-to-drink beverages, such as Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers® beverages, Teavana™ tea beverages and chilled multi-serve beverages. The U.S. foodservice business, which is included in the Channel Development segment, sells coffee and other related products to institutional foodservice companies.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Oct 1, 2017		Oct 2, 2016		Sep 27, 2015
Beverage	$12,915.0	58%	$12,383.4	58%	$11,115.4	58%
Food	3,832.1	17%	3,495.0	16%	3,085.3	16%
Packaged and single-serve coffees and teas	2,883.6	13%	2,866.0	14%	2,619.9	14%
Other(1)	2,756.1	12%	2,571.5	12%	2,342.1	12%
Total	$22,386.8	100%	$21,315.9	100%	$19,162.7	100%
(1) “Other” primarily consists of royalty and licensing revenues, beverage-related ingredients, serveware, and ready-to-drink beverages, among other items.
Information by geographic area (in millions):

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Net revenues:
United States	$16,527.1	$15,774.8	$14,123.7
Other countries	5,859.7	5,541.1	5,039.0
Total	$22,386.8	$21,315.9	$19,162.7

Long-lived assets(1):
United States	$5,848.3	$6,012.8	$5,795.2
Other countries	3,234.0	3,541.8	2,639.9
Total	$9,082.3	$9,554.6	$8,435.1
(1) Long-lived assets for fiscal 2016 and fiscal 2015 have been adjusted for the adoption of new accounting guidance related to the reclassification of debt issuance costs as discussed in Note 1, Summary of Significant Accounting Policies.
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. consist primarily of revenues from Japan, Canada, China and the U.K., which together account for approximately 77% of net revenues from other countries for fiscal 2017.
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

The table below presents financial information for our reportable operating segments and All Other Segments for the years ended October 1, 2017, October 2, 2016 and September 27, 2015.

(in millions)	Americas	China / Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
Fiscal 2017
Total net revenues	$15,652.7	$3,240.2	$1,013.7	$2,008.6	$471.6	$22,386.8
Depreciation and amortization expenses	615.0	202.2	31.3	2.2	10.1	860.8
Income from equity investees	—	197.0	—	194.4	—	391.4
Operating income/(loss)	3,663.2	765.0	116.1	893.4	(174.3)	5,263.4
Total assets	3,327.2	2,770.9	273.8	114.0	771.9	7,257.8

Fiscal 2016
Total net revenues	$14,795.4	$2,938.8	$1,124.9	$1,932.5	$524.3	$21,315.9
Depreciation and amortization expenses	590.1	180.6	40.8	2.8	13.3	827.6
Income from equity investees	—	150.1	1.5	166.6	—	318.2
Operating income/(loss)	3,742.0	631.6	151.6	807.3	(38.4)	5,294.1
Total assets	3,424.6	2,740.2	552.1	67.1	861.1	7,645.1

Fiscal 2015
Total net revenues	$13,293.4	$2,395.9	$1,216.7	$1,730.9	$525.8	$19,162.7
Depreciation and amortization expenses	522.3	150.7	52.0	2.7	16.3	744.0
Income from equity investees	—	119.6	3.1	127.2	—	249.9
Operating income/(loss)	3,223.3	500.5	168.2	653.9	(24.8)	4,521.1
Total assets	2,726.7	2,230.5	749.1	87.3	1,785.3	7,578.9
The following table reconciles total segment operating income in the table above to consolidated earnings before income taxes (in millions):

Fiscal Year Ended	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015
Total segment operating income	$5,263.4	$5,294.1	$4,521.1
Unallocated corporate operating expenses	(1,128.7)	(1,122.2)	(920.1)
Consolidated operating income	4,134.7	4,171.9	3,601.0
Gain resulting from acquisition of joint venture	—	—	390.6
Loss on extinguishment of debt	—	—	(61.1)
Interest income and other, net	275.3	108.0	43.0
Interest expense	(92.5)	(81.3)	(70.5)
Earnings before income taxes	$4,317.5	$4,198.6	$3,903.0

Note 17:    Selected Quarterly Financial Information (unaudited; in millions, except EPS)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2017:
Net revenues	$5,732.9	$5,294.0	$5,661.5	$5,698.3	$22,386.8
Operating income	1,132.6	935.4	1,044.2	1,022.5	4,134.7
Net earnings attributable to Starbucks	751.8	652.8	691.6	788.5	2,884.7
EPS — diluted	0.51	0.45	0.47	0.54	1.97
Fiscal 2016(1):
Net revenues	$5,373.5	$4,993.2	$5,238.0	$5,711.2	$21,315.9
Operating income	1,058.0	864.2	1,022.3	1,227.5	4,171.9
Net earnings attributable to Starbucks	687.6	575.1	754.1	801.0	2,817.7
EPS — diluted	0.46	0.39	0.51	0.54	1.90
(1) The fiscal year ended on October 2, 2016, included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

Note 18:    Subsequent Events
On October 25, 2017, we replaced our $1.5 billion 2016 credit facility with our new $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”), set to mature on October 25, 2022 and a $1.0 billion unsecured 364-Day credit facility (the “364-day credit facility”), set to mature on October 24, 2018. We have the option, subject to negotiation and agreement with the related banks, to increase either facility by an additional $500 million.
On October 27, 2017 we increased our commercial paper program from $1 billion to $3 billion, allowing us to issue unsecured commercial paper notes up to this maximum aggregate amount outstanding at any time.
On November 2, 2017, we entered into an agreement to sell assets associated with our Tazo brand including Tazo® signature recipes, intellectual property and inventory to Unilever for a total of $384.0 million. This transaction is subject to customary closing conditions, and Starbucks expects the closing date to occur in the first quarter of fiscal 2018. The transaction will result in a net gain and will be included in interest income and other, net on our consolidated statements of earnings. Results from Tazo operations are currently reported primarily in Channel Development.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of October 1, 2017 and October 2, 2016, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended October 1, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbucks Corporation and subsidiaries as of October 1, 2017 and October 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 1, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 17, 2017

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
During the fourth quarter of fiscal 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (October 1, 2017).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (the “2013 Framework”), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of October 1, 2017.
Our internal control over financial reporting as of October 1, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Starbucks Corporation
Seattle, Washington
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of October 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended October 1, 2017, of the Company and our report dated November 17, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 17, 2017

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers of the Registrant.”
We adopted a code of ethics that applies to our chief executive officer, executive chairman, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at www.starbucks.com/about-us/company-information/corporate-governance. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief operating officer, chief financial officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.starbucks.com/about-us/company-information/corporate-governance or in a report on Form 8-K filed with the SEC.
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Board Committees and Related Matters” and “Corporate Governance — Audit and Compliance Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 21, 2018 (the “Proxy Statement”).

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation of Directors,” “Corporate Governance — Compensation and Management Development Committee” and “Compensation Committee Report” in the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:

1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended October 1, 2017, October 2, 2016, and September 27, 2015;

•	Consolidated Statements of Comprehensive Income for the fiscal years ended October 1, 2017, October 2, 2016, and September 27, 2015;

•	Consolidated Balance Sheets as of October 1, 2017 and October 2, 2016;

•	Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2017, October 2, 2016, and September 27, 2015;

•	Consolidated Statements of Equity for the fiscal years ended October 1, 2017, October 2, 2016, and September 27, 2015;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm

2.    Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through September 13, 2016)	8-K	0-20322	9/16/2016	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	S-3ASR	333-213645	9/15/2016	4.1
4.2	First Supplemental Indenture, dated March 17, 2017, by and between Starbucks Corporate and U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services, DAC, UK Branch, as paying agent (0.372% Senior Notes due 2024)	8-K	0-20322	3/20/2017	4.2
4.3	Form of 0.372% Senior Note due March 15, 2024	8-K	0-20322	3/20/2017	4.3
4.4	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.5	Second Supplemental Indenture, dated as of September 6, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (3.850% Senior Notes due October 1, 2023)	8-K	0-20322	9/6/2013	4.2
4.6	Form of 3.850% Senior Notes due October 1, 2023	8-K	0-20322	9/6/2013	4.3
4.7	Third Supplemental Indenture, dated as of December 5, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (0.875% Senior Notes due 2016 and 2.000% Senior Notes due 2018)	8-K	0-20322	12/5/2013	4.2
4.8	Form of 2.000% Senior Notes due December 5, 2018	8-K	0-20322	12/5/2013	4.4
4.9	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.700% Senior Notes due June 15, 2022 and 4.300% Senior Notes due June 15, 2045)	8-K	0-20322	6/10/2015	4.2
4.10	Form of 2.700% Senior Notes due June 15, 2022	8-K	0-20322	6/10/2015	4.3
4.11	Form of 4.300% Senior Notes due June 15, 2045	8-K	0-20322	6/10/2015	4.4
4.12	Fifth Supplemental Indenture, dated as of February 4, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.100% Senior Notes due February 4, 2021)	8-K	0-20322	2/4/2016	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.13	Form of 2.100% Senior Notes due February 4, 2021	8-K	0-20322	2/4/2016	4.3
4.14	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 15, 2026)	8-K	0-20322	5/16/2016	4.4
4.15	Form of 2.450% Senior Notes due June 15, 2026	8-K	0-20322	5/16/2016	4.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1*	Starbucks Corporation Amended and Restated 1989 Stock Option Plan for Non-Employee Directors	10-K	0-20322	12/23/2003	10.2
10.2*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	8/1/2017	10.1
10.3	Amended and Restated Lease, dated as of January 1, 2001, between First and Utah Street Associates, L.P. and Starbucks Corporation	10-K	0-20322	12/20/2001	10.5
10.4*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated November 10, 2015, effective September 28, 2015	10-K	0-20322	11/18/2016	10.4
10.5*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.6*	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/2003	10.9
10.7*	Starbucks Corporation Directors Deferred Compensation Plan, as amended and restated effective September 29, 2003	10-K	0-20322	12/23/2003	10.10
10.8*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011	10-K	0-20322	11/18/2011	10.11
10.9*	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/2006	10.12
10.10*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013, and as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	4/28/2015	10.4
10.11*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2
10.12*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 22, 2016	10-Q	0-20322	04/26/2016	10.1
10.13*	Form of Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	5/2/2012	10.1
10.14*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.15*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	04/26/2016	10.2
10.16*	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	04/26/2016	10.3
10.17	Credit Agreement, dated October 25, 2017, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.	8-K	0-20322	10/30/2017	10.1
10.18	364-Day Credit Agreement, dated October 25, 2017, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent and Swing Line Lender, and the other Lenders from time to time a party thereto.	8-K	0-20322	10/30/2017	10.2
10.19	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	0-20322	7/29/2016	10.1
10.20*	Letter Agreement dated February 21, 2008 between Starbucks Corporation and Clifford Burrows	10-Q	0-20322	5/8/2008	10.3
10.21*	Form of Time Vested Restricted Stock Unit Grant Agreement (U.S.) under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.30
10.22*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.21
10.23*	Form of Performance Based Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.22
10.24*	Form of Global Key Employee Restricted Stock Unit Grant Agreement					X
10.25*	Form of Global Key Employee Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan					X
10.26*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based)					X
10.27*	Exclusive Aircraft Sublease (S/N 6003) dated as of September 27, 2013 by and between Cloverdale Services, LLC and Starbucks Corporation	10-Q	0-20322	4/29/2014	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.28*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	2/2/2010	10.3
10.29*	Letter Agreement dated May 16, 2012 between Starbucks Corporation and Lucy Lee Helm	10-K	0-20322	11/14/2014	10.33
10.30*	Letter Agreement dated January 29, 2014 between Starbucks Corporation and Scott Maw	8-K	0-20322	1/29/2014	10.2
10.31*	Offer Letter dated March 23, 2017 between Starbucks Corporation and Kevin Johnson	10-Q	0-20322	5/2/2017	10.1
10.32*	Offer Letter dated August 23, 2017 between Starbucks Corporation and Rosalind Brewer	8-K	0-20322	9/6/2017	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
12	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	__	__	__	__	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101	The following financial statements from the Company’s 10-K for the fiscal year ended October 1, 2017, formatted in XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ Kevin R. Johnson
Kevin R. Johnson president and chief executive officer

November 17, 2017
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Kevin R. Johnson and Scott Maw, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 17, 2017.

	Signature	Title

By:	/s/ Kevin R. Johnson	president and chief executive officer, director (principal executive officer)
Kevin R. Johnson

By:	/s/ Scott Maw	executive vice president, chief financial officer (principal financial officer and principal accounting officer)
Scott Maw

By:	/s/ Howard Schultz	executive chairman
Howard Schultz

By:	/s/ William W. Bradley	director
William W. Bradley

By:	/s/ Rosalind G. Brewer	director
Rosalind G. Brewer

By:	/s/ Mary N. Dillon	director
Mary N. Dillon

By:	/s/ Robert M. Gates	director
Robert M. Gates

	Signature	Title

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Jørgen Vig Knudstorp	director
Jørgen Vig Knudstorp

By:	/s/ Satya Nadella	director
Satya Nadella

By:	/s/ Joshua Cooper Ramo	director
Joshua Cooper Ramo

By:	/s/ Clara Shih	director
Clara Shih

By:	/s/ Javier G. Teruel	director
Javier G. Teruel

By:	/s/ Myron E. Ullman, III	director
Myron E. Ullman, III

By:	/s/ Craig E. Weatherup	director
Craig E. Weatherup