Form 10-Q
period 2017-12-31
STARBUCKS CORP
filed 2018-01-31
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 24, 2018
Common Stock, par value $0.001 per share	1,405.6 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017
Net revenues:
Company-operated stores	$4,741.8	$4,469.3
Licensed stores	682.4	602.4
CPG, foodservice and other	649.5	661.2
Total net revenues	6,073.7	5,732.9
Cost of sales including occupancy costs	2,502.9	2,295.0
Store operating expenses	1,737.0	1,638.2
Other operating expenses	141.6	145.4
Depreciation and amortization expenses	258.8	249.7
General and administrative expenses	379.1	356.4
Restructuring expenses	27.6	—
Total operating expenses	5,047.0	4,684.7
Income from equity investees	89.4	84.4
Operating income	1,116.1	1,132.6
Gain resulting from acquisition of joint venture	1,326.3	—
Gains resulting from divestiture of certain operations	501.2	—
Interest income and other, net	88.2	24.1
Interest expense	(25.9)	(23.8)
Earnings before income taxes	3,005.9	1,132.9
Income tax expense	755.8	381.4
Net earnings including noncontrolling interests	2,250.1	751.5
Net loss attributable to noncontrolling interests	(0.1)	(0.3)
Net earnings attributable to Starbucks	$2,250.2	$751.8
Earnings per share - basic	$1.58	$0.52
Earnings per share - diluted	$1.57	$0.51
Weighted average shares outstanding:
Basic	1,421.0	1,457.5
Diluted	1,434.6	1,470.5
Cash dividends declared per share	$0.30	$0.25
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017
Net earnings including noncontrolling interests	$2,250.1	$751.5
Other comprehensive income/(loss), net of tax:
Unrealized holding losses on available-for-sale securities	(2.8)	(13.4)
Tax (expense)/benefit	1.0	4.1
Unrealized gains/(losses) on cash flow hedging instruments	(3.7)	113.5
Tax (expense)/benefit	0.8	(26.5)
Unrealized gains/(losses) on net investment hedging instruments	(0.3)	41.1
Tax (expense)/benefit	0.1	(15.2)
Translation adjustment and other	18.0	(171.8)
Tax (expense)/benefit	2.9	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	15.1	(81.7)
Tax expense/(benefit)	(0.8)	16.0
Other comprehensive income/(loss)	30.3	(133.9)
Comprehensive income including noncontrolling interests	2,280.4	617.6
Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.3)
Comprehensive income attributable to Starbucks	$2,280.5	$617.9

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 31, 2017	Oct 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,661.4	$2,462.3
Short-term investments	106.6	228.6
Accounts receivable, net	851.8	870.4
Inventories	1,313.2	1,364.0
Prepaid expenses and other current assets	950.5	358.1
Total current assets	6,883.5	5,283.4
Long-term investments	363.5	542.3
Equity and cost investments	287.6	481.6
Property, plant and equipment, net	5,378.7	4,919.5
Deferred income taxes, net	157.9	795.4
Other long-term assets	526.3	362.8
Other intangible assets	1,246.2	441.4
Goodwill	3,674.8	1,539.2
TOTAL ASSETS	$18,518.5	$14,365.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$852.1	$782.5
Accrued liabilities	3,761.1	1,934.5
Insurance reserves	210.0	215.2
Stored value card liability	1,668.0	1,288.5
Current portion of long-term debt	349.9	—
Total current liabilities	6,841.1	4,220.7
Long-term debt	4,566.5	3,932.6
Other long-term liabilities	1,352.0	755.3
Total liabilities	12,759.6	8,908.6
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,407.6 and 1,431.6 shares, respectively	1.4	1.4
Additional paid-in capital	41.1	41.1
Retained earnings	5,834.9	5,563.2
Accumulated other comprehensive loss	(125.3)	(155.6)
Total shareholders’ equity	5,752.1	5,450.1
Noncontrolling interests	6.8	6.9
Total equity	5,758.9	5,457.0
TOTAL LIABILITIES AND EQUITY	$18,518.5	$14,365.6
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,250.1	$751.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	272.4	263.2
Deferred income taxes, net	744.8	56.4
Income earned from equity method investees	(66.2)	(65.3)
Distributions received from equity method investees	81.3	39.1
Gain resulting from acquisition of joint venture	(1,326.3)	—
Gains resulting from divestiture of certain retail operations	(501.2)	—
Stock-based compensation	61.4	55.0
Other	3.3	9.3
Cash provided by changes in operating assets and liabilities:
Accounts receivable	1.3	(128.7)
Inventories	71.2	146.4
Accounts payable	28.1	(34.7)
Stored value card liability	359.6	425.0
Other operating assets and liabilities	(145.8)	12.6
Net cash provided by operating activities	1,834.0	1,529.8
INVESTING ACTIVITIES:
Purchases of investments	(35.2)	(323.4)
Sales of investments	316.1	149.6
Maturities and calls of investments	21.3	18.1
Additions to property, plant and equipment	(429.3)	(307.4)
Cash acquired from purchase of equity in joint venture	129.5	—
Net proceeds from the sale of certain operations	397.1	—
Other	(4.5)	61.6
Net cash provided by/(used by) investing activities	395.0	(401.5)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	998.3	—
Repayments of long-term debt	—	(400.0)
Proceeds from issuance of common stock	54.3	51.2
Cash dividends paid	(428.1)	(364.0)
Repurchase of common stock	(1,601.0)	(408.1)
Minimum tax withholdings on share-based awards	(56.0)	(68.3)
Other	(7.2)	0.1
Net cash used by financing activities	(1,039.7)	(1,189.1)
Effect of exchange rate changes on cash and cash equivalents	9.8	(33.4)
Net increase/(decrease) in cash and cash equivalents	1,199.1	(94.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,462.3	2,128.8
End of period	$3,661.4	$2,034.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$38.3	$41.1
Income taxes, net of refunds	$140.1	$270.8
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Payable for East China acquisition (Note 2)	$1,431.0	$—

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 31, 2017, and for the quarters ended December 31, 2017 and January 1, 2017, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 31, 2017 and January 1, 2017 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
The financial information as of October 1, 2017 is derived from our audited consolidated financial statements and notes for the fiscal year ended October 1, 2017 (“fiscal 2017”) included in Item 8 in the Fiscal 2017 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 31, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2018 (“fiscal 2018”).
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
In March 2016, the FASB issued guidance related to stock-based compensation, which changes the accounting and classification of excess tax benefits and minimum tax withholdings on share-based awards. This guidance requires that excess tax benefits and tax deficiencies related to stock-based compensation be prospectively reflected as income tax expense in our consolidated statement of earnings instead of additional paid-in capital on our consolidated balance sheet. Additionally, within our consolidated statement of cash flows, this guidance requires excess tax benefits to be presented as an operating activity, rather than a financing activity, in the same manner as other cash flows related to income taxes. We adopted this guidance in the first quarter of fiscal 2018. The primary impact of the adoption was the recognition of excess tax benefits that reduced income tax expenses by $28.2 million for the three months ended December 31, 2017, instead of additional paid-in capital. As a result, net income increased $28.2 million and basic and diluted earnings per share increased $0.02 for the three months ended December 31, 2017. Excess tax benefits of $34.1 million, for the three months ended January 1, 2017, previously reported in financing activities have been reclassified to operating activities in the consolidated statements of cash flows.
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
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of our first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets but will likely have an insignificant impact on our consolidated statements of earnings. In preparation for the adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information.
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
Fiscal 2018
On December 31, 2017, we acquired the remaining 50% interest of our East China joint venture (East China) from President Chain Store (Hong Kong) Holding Ltd. and Kai Yu (BVI) collectively, “Uni-President Group” or “UPG”, for approximately $1.4 billion in the form of a payable to UPG. Approximately $1.3 billion had been settled as of the date of this filing. The final purchase price and remaining payment will be determined upon finalizing East China’s full year results for calendar year 2017. Approximately $86.3 million of pre-existing liabilities owed by East China to Starbucks were effectively settled upon the acquisition. Acquiring the remaining interest of East China, which operates over 1,400 stores in the Shanghai, Jiangsu and Zhejiang Provinces, builds on the Company's ongoing investment in China. The estimated fair values of the assets acquired and liabilities assumed are based on preliminary valuation as of the December 31, 2017 acquisition date and are subject to change as additional information becomes available.
Concurrently, with the purchase of our East China joint venture, we sold our 50% interest in President Starbucks Coffee Taiwan Limited, our joint venture operations in Taiwan, to UPG for approximately $177.6 million. The consideration, less associated transaction taxes, was recorded as a receivable from UPG within prepaid expenses and other current assets at December 31, 2017. Approximately $161.6 million of the proceeds have been received as of the date of this filing. The final sales price and remaining proceeds will be determined upon finalizing the Taiwan JV’s full year results for calendar year 2017.  The transaction resulted in a pre-tax gain of $153.0 million, which was included in gains from divestiture of certain operations on our consolidated statements of earnings.

The following table summarizes the preliminary allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of December 31, 2017, which are reported within our China/Asia Pacific segment (in millions):

Consideration:
Acquisition payable for UPG 50% equity interest	$1,431.0
Fair value of our preexisting 50% equity interest	1,431.0
Settlement of pre-existing liabilities	86.3
Total consideration	$2,948.3

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$129.5
Accounts receivable, net	14.3
Inventories	18.0
Prepaid expenses and other current assets	20.6
Property, plant and equipment	256.6
Other long-term assets	35.7
Other intangible assets	818.0
Goodwill	2,137.1
Total assets acquired	3,429.8
Accounts payable	43.2
Accrued liabilities	173.8
Stored value card liability	18.0
Other long-term liabilities	246.5
Total liabilities assumed	481.5
Total consideration	$2,948.3

The assets acquired and liabilities assumed are reported within our China/Asia Pacific segment. Other current and long-term assets acquired primarily include lease deposits and prepaid rent. Accrued liabilities and other long-term liabilities assumed primarily include deferred income tax, dividend payable, accrued payroll, income tax payable and accrued occupancy costs.

The definite-lived intangibles primarily relate to reacquired rights to operate stores exclusively in East China. The reacquired rights of $798.0 million represent the fair value calculated over the remaining original contractual period and will be amortized on a straight-line basis through September 2022. Amortization expense for these definite-lived intangible assets will commence in the second quarter of fiscal 2018 and estimated to be approximately $130.3 million in fiscal 2018, $173.7 million each year for the next three years and approximately $166.6 million in the final year of fiscal 2022.

The $2.1 billion of goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, and the existing geographic retail and online presence. The goodwill was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes.

The table below summarizes our estimated minimum future rental payments under the acquired non-cancelable operating leases as of December 31, 2017 (in millions):

Operating Leases
Year 1	$69.6
Year 2	60.6
Year 3	52.2
Year 4	45.8
Year 5	37.0
Thereafter	83.5
Total minimum lease payments	$348.7

As a result of this acquisition, we remeasured the carrying value of our preexisting 50% equity method investment to fair value, which resulted in a gain of $1.3 billion, that was largely non-taxable. The gain was recorded in the first quarter of fiscal 2018 and was presented separately as gain resulting from acquisition of joint venture on our consolidated statements of earnings. The fair value of $1.4 billion was calculated using an income approach, which was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, as well as the selection of an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections and considered the historical performance of stores, local market economics and the business environments impacting store performance. The discount rate applied was based on East China's weighted-average cost of capital and included company-specific and size risk premiums.
We will begin consolidating East China's results of operations and cash flows into our consolidated financial statements after December 31, 2017. For the quarter ended December 31, 2017, the business performance of East China was recorded in income from equity investees on our consolidated statement of earnings as the transaction closed on the last day of the quarter.
The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of East China been October 3, 2016, the first day of our first quarter of fiscal 2017, rather than the end of our first quarter of fiscal 2018 (in millions):

	Pro Forma (unaudited)
	Quarter Ended
	Dec 31, 2017	Jan 1, 2017(1)
Revenue	$6,344.7	$5,948.0
Net earnings attributable to Starbucks	1,122.8	1,799.2

(1)
The pro forma net earnings attributable to Starbucks for fiscal 2017 includes the acquisition-related gain of $1.3 billion, and transaction and integration costs of $3.7 million for the quarter ended December 31, 2017.

The amounts in the supplemental pro forma earnings for the periods presented above fully eliminate intercompany transactions, apply our accounting policies and reflect adjustments for additional occupancy costs as well as depreciation and amortization that would have been charged assuming the same fair value adjustments to leases, property, plant and equipment and acquired intangibles had been applied on October 3, 2016. These pro forma results are unaudited and are not necessarily indicative of results of operations that would have occurred had the acquisition actually closed in the prior year period or indicative of the results of operations for any future period.
During the quarter ended December 31, 2017, we incurred approximately $2.5 million of acquisition-related costs, such as regulatory, legal, and advisory fees, which we have recorded within unallocated corporate general and administrative expenses.
On December 11, 2017, we sold the assets associated with our Tazo brand including Tazo® signature recipes, intellectual property and inventory to Unilever for a total of $383.8 million. The transaction resulted in a pre-tax gain of $347.9 million, which was included in gains from divestiture of certain operations on our consolidated statements of earnings. Results from Tazo operations prior to the sale are reported primarily in Channel Development.

Fiscal 2017
In the fourth quarter of fiscal 2017, we sold our company-operated retail store assets and operations in Singapore to Maxim's Caterers Limited, converting these operations to a fully licensed market, for a total of $119.9 million. This transaction resulted in a pre-tax gain of $83.9 million, which was included in interest income and other, net on our consolidated statements of earnings. An insignificant settlement related to the divestiture was received in the first quarter of 2018 and included in gains from divestiture of certain operations on our consolidated statements of earnings.

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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Dec 31, 2017	Oct 1, 2017
Cash Flow Hedges:
Interest rates	$16.8	$17.6	$3.0	0
Cross-currency swaps	(7.5)	(6.0)	—	83
Foreign currency - other	(8.2)	(9.1)	(5.8)	36
Coffee	(2.3)	(6.6)	(2.3)	3
Net Investment Hedges:
Foreign currency	16.1	16.2	—	0
Foreign currency debt	(2.4)	(2.2)	—	76
Pretax gains and losses on derivative contracts and foreign-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Dec 31, 2017	Jan 1, 2017	Dec 31, 2017	Jan 1, 2017
Cash Flow Hedges:
Interest rates	$—	$—	$1.2	$1.2
Cross-currency swaps	(2.4)	75.3	(0.5)	77.6
Foreign currency - other	(1.3)	37.2	(2.8)	4.4
Coffee	—	1.0	(4.7)	(0.7)
Net Investment Hedges:
Foreign currency	(0.3)	41.1	0.1	—
Foreign currency debt	—	—	—	—
Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended
	Dec 31, 2017	Jan 1, 2017
Non-Designated Derivatives:
Foreign currency - other	$3.7	$8.3
Dairy	(2.1)	5.1
Diesel fuel and other commodities	1.4	0.2
Designated Fair Value Hedging Instruments:
Interest rate swap	(7.5)	—

Notional amounts of outstanding derivative contracts (in millions):

	Dec 31, 2017	Oct 1, 2017
Interest rate swap	$750	$750
Cross-currency swaps	495	514
Foreign currency - other	998	901
Dairy	57	14
Diesel fuel and other commodities	13	41
Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Dec 31, 2017	Oct 1, 2017	Dec 31, 2017	Oct 1, 2017
Designated Derivative Instruments:
Cross-currency swaps	$10.0	$12.4	$9.9	$9.8
Foreign currency - other	6.4	7.7	18.0	20.8
Net investment hedges	—	0.3	—	—
Interest rate swap	—	—	11.6	3.8
Non-designated Derivative Instruments:
Foreign currency	21.2	15.8	4.1	1.4
Dairy	—	—	3.8	2.4
Diesel fuel and other commodities	2.7	1.6	0.8	0.3
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 8, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Dec 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,661.4	$3,661.4	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	14.9	—	14.9	—
U.S. government treasury securities	10.5	10.5	—	—
Total available-for-sale securities	25.4	10.5	14.9	—
Trading securities	81.2	81.2	—	—
Total short-term investments	106.6	91.7	14.9	—
Prepaid expenses and other current assets:
Derivative assets	24.1	—	24.1	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.5	—	8.5	—
Corporate debt securities	165.9	—	165.9	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	12.0	—	12.0	—
U.S. government treasury securities	112.1	112.1	—	—
State and local government obligations	7.0	—	7.0	—
Mortgage and other asset-backed securities	52.1	—	52.1	—
Total long-term investments	363.5	112.1	245.5	5.9
Other long-term assets:
Derivative assets	16.2	—	16.2	—
Total assets	$4,171.8	$3,865.2	$300.7	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$20.8	$4.6	$16.2	$—
Other long-term liabilities:
Derivative liabilities	27.4	—	27.4	—
Total liabilities	$48.2	$4.6	$43.6	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,462.3	$2,462.3	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	7.5	—	7.5	—
Commercial paper	2.0	—	2.0	—
Corporate debt securities	49.4	—	49.4	—
Foreign government obligations	7.1	—	7.1	—
U.S. government treasury securities	81.4	81.4	—	—
State and local government obligations	2.0	—	2.0	—
Certificates of deposit	2.3	—	2.3	—
Total available-for-sale securities	151.7	81.4	70.3	—
Trading securities	76.9	76.9	—	—
Total short-term investments	228.6	158.3	70.3	—
Prepaid expenses and other current assets:
Derivative assets	13.4	0.1	13.3	—
Long-term investments:
Available-for-sale securities
Agency obligations	21.8	—	21.8	—
Corporate debt securities	207.4	—	207.4	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	17.1	—	17.1	—
U.S. government treasury securities	127.4	127.4	—	—
State and local government obligations	7.0	—	7.0	—
Mortgage and other asset-backed securities	155.7	—	155.7	—
Total long-term investments	542.3	127.4	409.0	5.9
Other long-term assets:
Derivative assets	24.4	—	24.4	—
Total assets	$3,271.0	$2,748.1	$517.0	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$16.4	$2.5	$13.9	$—
Other long-term liabilities:
Derivative liabilities	22.1	—	22.1	—
Total	$38.5	$2.5	$36.0	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of December 31, 2017 and October 1, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and cost method investments and other assets. These assets are measured at fair value if determined to be impaired. During the quarters ended December 31, 2017 and January 1, 2017, there were no material fair value adjustments.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt.

Note 5:	Inventories (in millions)

	Dec 31, 2017	Oct 1, 2017	Jan 1, 2017
Coffee:
Unroasted	$559.9	$541.0	$550.5
Roasted	283.9	301.1	255.7
Other merchandise held for sale	260.6	301.1	256.2
Packaging and other supplies	208.8	220.8	156.3
Total	$1,313.2	$1,364.0	$1,218.7
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of December 31, 2017, we had committed to purchasing green coffee totaling $762 million under fixed-price contracts and an estimated $369 million under price-to-be-fixed contracts. As of December 31, 2017, none of our price-to-be fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Prepaid Expenses and Other Current Assets

	Dec 31, 2017	Oct 1, 2017
Receivable from Taiwan divestiture	$177.1	$—
Income tax receivable	438.4	68.0
Other prepaid expenses and current assets	335.0	290.1
Total prepaid expenses and current assets	$950.5	$358.1

Property, Plant and Equipment, net

	Dec 31, 2017	Oct 1, 2017
Land	$46.9	$46.9
Buildings	487.2	481.7
Leasehold improvements	6,844.0	6,401.0
Store equipment	2,234.3	2,110.7
Roasting equipment	622.0	619.8
Furniture, fixtures and other	1,599.2	1,514.1
Work in progress	395.8	409.8
Property, plant and equipment, gross	12,229.4	11,584.0
Accumulated depreciation	(6,850.7)	(6,664.5)
Property, plant and equipment, net	$5,378.7	$4,919.5

Accrued Liabilities

	Dec 31, 2017	Oct 1, 2017
Accrued compensation and related costs	$535.2	$524.5
Accrued occupancy costs	178.4	151.3
Accrued taxes	421.5	226.6
Accrued dividends payable	422.3	429.5
Accrued capital and other operating expenditures	772.7	602.6
Payable for East China Acquisition	1,431.0	—
Total accrued liabilities	$3,761.1	$1,934.5

Note 7:	Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of December 31, 2017, we had no borrowings outstanding under the program.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Dec 31, 2017		Oct 1, 2017		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
2018 notes	$350.0	$350	$350.0	$352	2.000%	2.012%
2020 notes(2)	500.0	500	—	—	2.200%	2.228%
2021 notes	500.0	497	500.0	501	2.100%	2.293%
2021 notes	250.0	248	250.0	250	2.100%	1.600%
2022 notes	500.0	504	500.0	508	2.700%	2.819%
2023 notes	750.0	796	750.0	806	3.850%	2.859%
2024 notes (3)	755.3	762	755.3	760	0.372%	0.462%
2026 notes	500.0	480	500.0	481	2.450%	2.511%
2045 notes	350.0	387	350.0	381	4.300%	4.348%
2047 notes(2)	500.0	509	—	—	3.750%	3.765%
Total	4,955.3	5,033	3,955.3	4,039
Aggregate debt issuance costs and unamortized premium, net	(26.1)		(17.5)
Hedge accounting fair value adjustment (4)	(12.8)		(5.2)
Total	$4,916.4		$3,932.6

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

(2)	Issued in November 2017.

(3)	Japanese yen-denominated long-term debt.

(4)
Amount represents the change in fair value due to changes in benchmark interest rates related to our 2023 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 31, 2017, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of December 31, 2017 by fiscal year (in millions):

Fiscal Year	Total
2019	$350.0
2020	—
2021	1,250.0
2022	500.0
2023	—
Thereafter	2,855.3
Total	$4,955.3

Note 8:	Equity
Changes in total equity (in millions):

	Quarter Ended
	Dec 31, 2017			Jan 1, 2017
	Attributable to Starbucks	Noncontrolling interests	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,450.1	$6.9	$5,457.0	$5,884.0	$6.7	$5,890.7
Net earnings including noncontrolling interests	2,250.2	(0.1)	2,250.1	751.8	(0.3)	751.5
Translation adjustment and other, net of reclassifications and tax	28.1	—	28.1	(171.8)	—	(171.8)
Unrealized gains/(losses), net of reclassifications and tax	2.2	—	2.2	37.9	—	37.9
Other comprehensive income/(loss)	30.3	—	30.3	(133.9)	—	(133.9)
Stock-based compensation expense	62.2	—	62.2	55.7	—	55.7
Exercise of stock options/vesting of RSUs	(9.1)	—	(9.1)	8.8	—	8.8
Sale of common stock	7.4	—	7.4	7.0	—	7.0
Repurchase of common stock	(1,618.2)	—	(1,618.2)	(413.7)	—	(413.7)
Cash dividends declared	(420.8)	—	(420.8)	(363.1)	—	(363.1)
Ending balance of total equity	$5,752.1	$6.8	$5,758.9	$5,796.6	$6.5	$5,803.1
Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
December 31, 2017
Net gains/(losses) in AOCI, beginning of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)
Net gains/(losses) recognized in OCI before reclassifications	(1.8)	(2.9)	(0.2)	20.9	16.0
Net (gains)/losses reclassified from AOCI to earnings	1.3	5.9	(0.1)	7.2	14.3
Other comprehensive income/(loss) attributable to Starbucks	(0.5)	3.0	(0.3)	28.1	30.3
Net gains/(losses) in AOCI, end of period	$(3.0)	$(1.1)	$13.7	$(134.9)	$(125.3)

January 1, 2017
Net gains/(losses) in AOCI, beginning of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)
Net gains/(losses) recognized in OCI before reclassifications	(9.3)	87.0	25.9	(171.8)	(68.2)
Net (gains)/losses reclassified from AOCI to earnings	0.6	(66.3)	—	—	(65.7)
Other comprehensive income/(loss) attributable to Starbucks	(8.7)	20.7	25.9	(171.8)	(133.9)
Net gains/(losses) in AOCI, end of period	$(7.6)	$31.6	$27.2	$(293.5)	$(242.3)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 31, 2017	Jan 1, 2017
Gains/(losses) on available-for-sale securities	$(1.7)	$(0.8)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	1.2	1.2	Interest expense
Cross-currency swaps	(0.5)	77.6	Interest income and other, net
Foreign currency hedges	(0.4)	1.3	Revenues
Foreign currency/coffee hedges	(7.1)	2.4	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges	0.1	—	Interest income and other, net
Translation adjustment
East China joint venture	(7.2)	—	Gain resulting from acquisition of joint venture
Taiwan joint venture	(1.4)	—	Gains resulting from divestiture of certain operations
Other	1.9	—	Interest income and other, net
	(15.1)	81.7	Total before tax
	0.8	(16.0)	Tax benefit
	$(14.3)	$65.7	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of December 31, 2017.
We repurchased 28.5 million shares of common stock at a total cost of $1.6 billion, and 7.6 million shares at a total cost of $413.7 million for the quarters ended December 31, 2017 and January 1, 2017, respectively. As of December 31, 2017, 51.8 million shares remained available for repurchase under current authorizations.
During the first quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.30 per share to be paid on February 23, 2018 to shareholders of record as of the close of business on February 8, 2018.

Note 9:	Employee Stock Plans
As of December 31, 2017, there were 58.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 13.2 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017
Options	$14.2	$14.9
Restricted Stock Units (“RSUs”)	47.2	40.1
Total stock-based compensation expense	$61.4	$55.0

Stock option and RSU transactions from October 1, 2017 through December 31, 2017 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 1, 2017	31.4	7.6
Granted	3.6	5.8
Options exercised/RSUs vested	(2.5)	(2.8)
Forfeited/expired	(0.3)	(0.3)
Options outstanding/Nonvested RSUs, December 31, 2017	32.2	10.3
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 31, 2017	$49.8	$279.9

Note 10:	Income Taxes
Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.
On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions will apply to our fiscal 2019, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions. For fiscal 2018 and effective in the first fiscal quarter, the most significant impacts include: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. The phase in of the lower corporate income tax rate resulted in a blended rate of 24.5% for fiscal 2018, as compared to the previous 35%. The tax rate will be reduced to 21% in subsequent fiscal years. In the first quarter of fiscal 2018, we recorded $77 million net income tax benefit for the provisional remeasurement of certain deferred taxes and related amounts. Additionally, we recorded a provisional $212 million of income tax expense for the estimated effects of the transition tax, net of adjustments related to uncertain tax positions.
Based on our current interpretation of the Tax Act, we made reasonable estimates to record provisional adjustments during the first quarter of fiscal 2018, as described above. Collectively, these items did not have a material impact to our condensed consolidated financial statements. Since we are still accumulating and processing data to finalize the underlying calculations and expect regulators to issue further guidance, among other things, we believe our estimates may change during fiscal 2018. We continue to refine such amounts within the measurement period allowed, which will be completed no later than the first quarter of fiscal 2019.

Note 11:	Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017
Net earnings attributable to Starbucks	$2,250.2	$751.8
Weighted average common shares outstanding (for basic calculation)	1,421.0	1,457.5
Dilutive effect of outstanding common stock options and RSUs	13.6	13.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,434.6	1,470.5
EPS — basic	$1.58	$0.52
EPS — diluted	$1.57	$0.51
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 5.0 million and 8.6 million as of December 31, 2017 and January 1, 2017, respectively.

Note 12:	Segment Reporting
Our chief executive officer and executive chairman comprise the Company's Chief Operating Decision Maker function (“CODM”). Segment information is prepared on the same basis that our CODM manages the segments, evaluates financial results and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
December 31, 2017
Total net revenues	$4,265.8	$843.7	$283.9	$560.3	$120.0	$6,073.7
Depreciation and amortization expenses	158.0	53.7	7.7	0.5	0.7	220.6
Income from equity investees	—	50.7	—	38.7	—	89.4
Operating income/(loss)	979.4	196.8	39.1	243.3	(30.0)	1,428.6

January 1, 2017
Total net revenues	$3,991.4	$770.8	$262.4	$553.7	$154.6	$5,732.9
Depreciation and amortization expenses	152.4	48.6	7.6	0.6	2.9	212.1
Income from equity investees	—	42.5	—	41.9	—	84.4
Operating income/(loss)	958.5	163.4	44.1	242.9	9.6	1,418.5
All Other Segments includes our Teavana business, and fiscal 2018 results reflect the strategy to close Teavana-branded retail stores announced in fiscal 2017 to focus on sales of premium TeavanaTM/MC tea products at Starbucks branded stores and, to a lesser extent, consumer product channels. The existing portfolio of Teavana stores are expected to be closed during fiscal 2018. Lease exit costs associated with our restructuring efforts will be recognized concurrently with either actual store closures or upon reaching a lease termination agreement with the landlord. Total lease exit costs are expected to be approximately $143.2 million of which $16.6 million and $0.0 million were recorded within restructuring expenses on the consolidated statement of earnings in the first quarter of 2018 and 2017, respectively. Previously recorded lease exit costs recorded within restructuring expenses for fiscal year 2017 were $15.7 million.
Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017
Total segment operating income	$1,428.6	$1,418.5
Unallocated corporate operating expenses	(312.5)	(285.9)
Consolidated operating income	1,116.1	1,132.6
Gain resulting from acquisition of joint venture	1,326.3	—
Gains resulting from divestiture of certain operations	501.2	—
Interest income and other, net	88.2	24.1
Interest expense	(25.9)	(23.8)
Earnings before income taxes	$3,005.9	$1,132.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding revenues, operating margins, comparable store sales, anticipated net new stores, the effects of foreign currency translation, the purchase of the remaining 50% ownership of our East China joint venture and other streamlining activities, earnings per share, tax rates, capital expenditures, sales leverage, other financial results, the health, strength and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, investments in our business and partners, including our continued focus on operational excellence, product innovation and digital interactions with our customers, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, and investments funded by these changes, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan, the recently completed purchase of the remaining 50% ownership of our East China joint venture and the closure of Teavana stores, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, the effects of the Tax Cuts and Jobs Act and related guidance and regulations that may be promulgated, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
During the fourth quarter of fiscal 2017, Starbucks initiated streamlining efforts to focus on accelerating growth in high-returning businesses and remove non-core, slow growth activities. These efforts include acquisitions, divestitures and rationalizing portfolios of stores and products, among other things. The Company’s first quarter of fiscal 2018 reflects these and related restructuring activities, such as the acquisition of its East China joint venture, full conversion of the Singapore retail operations to licensed, ongoing closures of TeavanaTM/MC retail stores and the sale of the Tazo brand, which primarily impacted CAP, Channel Development and All Other Segments.
Overall, Starbucks delivered solid growth in net revenues of 6% to $6.1 billion in its first quarter of fiscal 2018. This was primarily driven by incremental revenues from 2,305 net new store openings over the last 12 months and global comparable store sales growth of 2%. Consolidated operating income decreased $16.5 million, or 1%, to $1.1 billion. Operating margin declined 140 basis points to 18.4%, primarily due to a food-related mix shift in the Americas segment and restructuring costs related to the certain streamlining efforts noted above, primarily the planned closure of our Teavana-branded retail stores in All Other Segments.
In December 2017, the U.S. government enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), to reduce the U.S. federal corporate income tax rate and transition to a territorial from a worldwide tax system with deferral, among other changes. As a fiscal year taxpayer, the Company is not subject to the majority of the provisions until fiscal 2019. However, for its first quarter and full year fiscal 2018, the Company has applied a blended corporate income tax rate of 24.5% from the previous 35%, and remeasured its U.S. federal net deferred tax liabilities to the newly enacted tax rates. These estimated tax benefits were partially offset by the provisional amount recorded for the one-time repatriation tax on accumulated undistributed earnings of foreign subsidiaries and certain equity investments that are indefinitely reinvested. Collectively, the Tax Act did not materially affect the Company’s net earnings during the quarter.
Earnings per share of $1.57 increased 208% over the prior year quarter earnings per share of $0.51. The results for the first quarter of fiscal 2018 included $0.79 related to the net gain from remeasuring our preexisting 50% ownership interest in our East China joint venture to fair value upon acquisition and $0.23 for other streamlining efforts, primarily the net gains from the divestitures of the Tazo brand and our Taiwan joint venture.
Americas revenue grew by 7% to $4.3 billion, primarily driven by incremental revenues from 979 net new store openings over the past 12 months and comparable store sales growth of 2%. Operating income increased $21 million and operating margin of 23.0% declined 100 basis points from a year ago, primarily due to a food-related mix shift.
In our China/Asia Pacific segment, revenues grew by 9% to $844 million, primarily driven by incremental revenues from 1,033 net new stores over the past 12 months and a 1% increase in comparable store sales. The increase was partially offset by the conversion of our Singapore retail business to fully licensed operations in the fourth quarter of fiscal 2017. Operating income grew 20% to $197 million, while operating margin expanded 210 basis points to 23.3%. The overall operating margin expansion was primarily due to sales leverage and favorable foreign currency translation.
In our EMEA segment, revenues increased $22 million, or 8%, primarily driven by favorable foreign currency translation and increased revenues from the opening of 365 net new licensed stores over the past 12 months. Partially offsetting the increase was a decrease in comparable store sales of 1%, which represents approximately 16% of the region's store portfolio. Operating margin declined 300 basis points to 13.8% primarily due to sales deleverage in our company-operated store portfolio.
Channel Development segment revenues grew by 1% to $560 million, primarily driven by higher foodservice, international and packaged coffee product sales, partially offset by lower revenues from competitive pricing on certain items. Operating income was flat and operating margin decreased 50 basis points to 43.4% in the first quarter of fiscal 2018 primarily due to deleverage on cost of sales and lower income from our North American Coffee Partnership joint venture, partially offset by lower marketing expenses.
Fiscal 2018 — Financial Outlook for the Year
For fiscal 2018, we expect consolidated revenue growth in the range of 9% to 11% when compared to fiscal 2017, with approximately 4% related to the acquisition of East China, offset by approximately 2% of other streamlining activities such as the sale of our Tazo brand and Taiwan joint venture, as well as the planned closure of our Teavana retail stores. Revenue growth for fiscal 2018 is expected to be driven by approximately 2,300 net new stores worldwide, comparable store sales and our continued focus on operational excellence, product innovation and enhancing our digital interactions with customers. Approximately 1,100 net new store openings will be in our China/Asia Pacific segment, approximately 900 net new stores coming from the Americas segment and the remaining store growth from the EMEA segment. Global comparable store sales growth for fiscal 2018 is expected to be near the low end of the targeted long-term 3% to 5% range.
Beginning in the second quarter of fiscal 2018, East China’s operating results will be fully consolidated. While we expect significant revenue growth, the consolidated and CAP segment margins will decline for full fiscal year 2018. This is due to the change from a joint venture model to a company-operated model. Under the joint venture model, we recognized royalties and product sales within revenue and related product cost of goods sold as well as our proportionate share of East China’s net earnings, which we recorded within income from equity investees. This resulted in higher operating margin. Under the company-operated model, East China’s results are reflected in each income statement line item and therefore, the basis for its operating margin will be more consistent with our other company-operated markets. We will fully lap the transaction in the second quarter of fiscal 2019 and will begin reporting the comparable store sales growth as part of our China and CAP metrics after 13 months post acquisition in accordance with the Company's policy.
Earnings per share is expected to be in the range of $3.32 to $3.36 for full year fiscal 2018, which includes a $0.94 benefit from the East China acquisition gain, the largest portion of which was recognized in our first quarter of fiscal 2018. Revenue growth and sales leverage are expected to be partially offset by investments in our partners (employees) and digital innovations. Savings generated from the lower U.S. corporate income tax rate are expected to fund the Company’s plans to increase returns to shareholders and accelerate certain investments.

We expect our fiscal 2018 consolidated effective tax rate to be approximately 23%, which includes a 5% benefit from the primarily non-taxable East China acquisition gain and approximately 5% benefit from the enacted Tax Act. The benefit from the Tax Act included 2% of net expense related to the required transition tax partially offset by a benefit from remeasuring our net deferred tax liabilities. We continue to assess the effects of the Tax Act on our consolidated financial statements, and because of our ongoing assessment, the actual effective tax rate for fiscal 2018 may differ from our initial estimate, primarily due to changes in interpretations of the Tax Act, any legislative or regulatory actions to address questions that arise, any related changes in accounting standards, or any updates or changes to estimates the Company has utilized to calculate the impacts.
Comparable Store Sales
Starbucks comparable store sales for the first quarter of fiscal 2018:

	Quarter Ended Dec 31, 2017
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	2%	—%	2%
Americas	2%	—%	2%
China/Asia Pacific	1%	1%	—%
EMEA(1)	(1)%	(4)%	3%
(1)Company-operated stores represent 16% of the EMEA segment store portfolio as of December 31, 2017.
Our comparable store sales represent the growth in revenues from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation. Refer to our Quarterly Store Data also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017	% Change
Company-operated stores	$4,741.8	$4,469.3	6.1%
Licensed stores	682.4	602.4	13.3
CPG, foodservice and other	649.5	661.2	(1.8)
Total net revenues	$6,073.7	$5,732.9	5.9%
Quarter ended December 31, 2017 compared with quarter ended January 1, 2017
Total net revenues for the first quarter of fiscal 2018 increased $341 million compared to a year ago, primarily due to increased revenues from company-operated stores ($273 million). The growth in company-operated store revenues was driven by incremental revenues from 838 net new Starbucks® company-operated store openings over the past 12 months ($216 million) and a 2% increase in comparable store sales ($72 million), attributable to a 2% increase in average ticket. Also contributing was favorable foreign currency translation ($25 million), partially offset by the sale of our Singapore retail operations in the fourth quarter of fiscal 2017 ($31 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($80 million), primarily due to increased product sales to and royalty revenues from our licensees ($74 million), largely due to the opening of 1,534 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales, and favorable foreign currency translation ($7 million).
CPG (consumer packaged goods), foodservice and other revenues decreased $12 million, primarily driven by the absence of revenue from our e-commerce business ($19 million), lower revenues from competitive pricing on certain items ($8 million) and the absence of revenue from the sale of our Tazo brand late in the first quarter of fiscal 2018 ($7 million). Partially offsetting these decreases were higher foodservice sales ($10 million) and increased sales through our international channels, primarily associated with our Americas and European regions ($6 million).

Operating Expenses

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017	Dec 31, 2017	Jan 1, 2017
			As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,502.9	$2,295.0	41.2%	40.0%
Store operating expenses	1,737.0	1,638.2	28.6	28.6
Other operating expenses	141.6	145.4	2.3	2.5
Depreciation and amortization expenses	258.8	249.7	4.3	4.4
General and administrative expenses	379.1	356.4	6.2	6.2
Restructuring expenses	27.6	—	0.5	—
Total operating expenses	5,047.0	4,684.7	83.1	81.7
Income from equity investees	89.4	84.4	1.5	1.5
Operating income	$1,116.1	$1,132.6	18.4%	19.8%
Store operating expenses as a % of company-operated store revenues			36.6%	36.7%
Other operating expenses as a % of non-company-operated store revenues			10.6%	11.5%
Quarter ended December 31, 2017 compared with quarter ended January 1, 2017
Cost of sales including occupancy costs as a percentage of total net revenues increased 120 basis points for the first quarter of fiscal 2018, primarily due to a food-related mix shift in the Americas segment (approximately 100 basis points).
Store operating expenses as a percentage of total net revenues were flat for the first quarter of fiscal 2018. Store operating expenses as a percentage of company-operated store revenues decreased 10 basis points.
Other operating expenses as a percentage of total revenues decreased 20 basis points for the first quarter of fiscal 2018. Other operating expenses as a percentage of non-retail revenues decreased 90 basis points, primarily driven by sales leverage (approximately 60 basis points) and lower marketing expenses (approximately 40 basis points).
General and administrative expenses as a percentage of total net revenues were flat.
Restructuring expenses negatively impacted our operating margin by 50 basis points, primarily due to restructuring costs related to the Company's ongoing efforts to streamline business operations. We recorded $25.9 million in restructuring costs related to the strategy to close our TeavanaTM/MC retail stores, including expenses associated with the early closure of stores and termination of agreements with franchisees. Additionally, we recorded $1.6 million in restructuring-related costs associated with the closure of certain North American Starbucks® company-operated stores.
Income from equity investees increased $5 million, primarily due to higher income from our CAP joint ventures.
The combination of these changes resulted in an overall decrease in operating margin of 140 basis points for the first quarter of fiscal 2018.

Other Income and Expenses

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017	Dec 31, 2017	Jan 1, 2017
			As a % of Total Net Revenues
Operating income	$1,116.1	$1,132.6	18.4%	19.8%
Gain resulting from acquisition of joint venture	1,326.3	—	21.8	—
Gains resulting from divestiture of certain operations	501.2	—	8.3	—
Interest income and other, net	88.2	24.1	1.5	0.4
Interest expense	(25.9)	(23.8)	(0.4)	(0.4)
Earnings before income taxes	3,005.9	1,132.9	49.5	19.8
Income tax expense	755.8	381.4	12.4	6.7
Net earnings including noncontrolling interests	2,250.1	751.5	37.0	13.1
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	(0.3)	—	—
Net earnings attributable to Starbucks	$2,250.2	$751.8	37.0%	13.1%
Effective tax rate including noncontrolling interests			25.1%	33.7%
Quarter ended December 31, 2017 compared with quarter ended January 1, 2017
Gain resulting from acquisition of joint venture was due to remeasuring our preexisting 50% ownership interest in our East China joint venture to fair value upon acquisition.
Gains resulting from divestiture of certain operations primarily includes the gains on the sales of our Tazo brand and our Taiwan joint venture.
Net interest income and other increased $64 million primarily due to recognizing breakage income on unredeemed stored value card balances outside of the United States and Canada for the first time.
Interest expense increased $2 million primarily related to additional interest incurred on long-term debt issued in March 2017 and November 2017, partially offset by lower interest expense from the repayment of our December 2016 notes.
The effective tax rate for the quarter ended December 31, 2017 was 25.1% compared to 33.7% for the same quarter in fiscal 2017. The decrease was primarily due to the largely non-taxable gain on the purchase of our East China joint venture in the first quarter of fiscal 2018 (approximately 500 basis points) and due to the Tax Act (approximately 350 basis points). The impact from the Tax Act included favorability from the lower corporate income tax rate applied to our fiscal 2018 results (approximately 800 basis points) and the remeasurement of our net deferred tax liabilities (approximately 260 basis points). This favorability was partially offset by the estimated transition tax on our accumulated undistributed foreign earnings (approximately 710 basis points). See Note 10, Income Taxes, for further discussion.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017	Dec 31, 2017	Jan 1, 2017
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$3,787.0	$3,561.0	88.8%	89.2%
Licensed stores	466.7	421.3	10.9	10.6
Foodservice and other	12.1	9.1	0.3	0.2
Total net revenues	4,265.8	3,991.4	100.0	100.0
Cost of sales including occupancy costs	1,603.8	1,440.3	37.6	36.1
Store operating expenses	1,433.4	1,356.3	33.6	34.0
Other operating expenses	37.5	31.9	0.9	0.8
Depreciation and amortization expenses	158.0	152.4	3.7	3.8
General and administrative expenses	52.1	52.0	1.2	1.3
Restructuring expenses	1.6	—	—	—
Total operating expenses	3,286.4	3,032.9	77.0	76.0
Operating income	$979.4	$958.5	23.0%	24.0%
Store operating expenses as a % of company-operated store revenues			37.9%	38.1%
Other operating expenses as a % of non-company-operated store revenues			7.8%	7.4%
Quarter ended December 31, 2017 compared with quarter ended January 1, 2017
Revenues
Americas total net revenues for the first quarter of fiscal 2018 increased $274 million, or 7%, primarily due to higher revenues from company-operated stores ($226 million) and licensed stores ($45 million).
The increase in company-operated store revenues was driven by incremental revenues from 420 net new Starbucks® company-operated store openings over the past 12 months ($143 million) and a 2% increase in comparable store sales ($67 million), primarily attributable to a 2% increase in average ticket.
The increase in licensed store revenues was driven by increased product sales to and royalty revenues from our licensees ($46 million), primarily resulting from the opening of 559 net new licensed stores over the past 12 months and improved comparable store sales.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 150 basis points for the first quarter of fiscal 2018, primarily due to a food-related mix shift (approximately 130 basis points).
Store operating expenses as a percentage of total net revenues decreased 40 basis points for the first quarter of fiscal 2018. Store operating expenses as a percentage of company-operated store revenues decreased 20 basis points, primarily driven by sales leverage (approximately 60 basis points).
Other operating expenses as a percentage of total revenues increased 10 basis points for the first quarter of fiscal 2018. Other operating expenses as a percentage of non-retail revenues increased 40 basis points, primarily due to a settlement related to Target Canada store closures received this quarter at a lower amount than the related settlement received in the prior year quarter (approximately 30 basis points). The settlement payments are being received over the course of the liquidation proceedings.
Restructuring expenses of $1.6 million were recorded associated with the early closure of certain North American Starbucks® company-operated stores and their related obligations in fiscal 2018.
The combination of these changes resulted in an overall decrease in operating margin of 100 basis points for the first quarter of fiscal 2018.

China/Asia Pacific

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017	Dec 31, 2017	Jan 1, 2017
			As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$742.5	$691.5	88.0%	89.7%
Licensed stores	98.4	78.0	11.7	10.1
Foodservice and other	2.8	1.3	0.3	0.2
Total net revenues	843.7	770.8	100.0	100.0
Cost of sales including occupancy costs	371.7	337.3	44.1	43.8
Store operating expenses	218.6	204.3	25.9	26.5
Other operating expenses	21.2	19.1	2.5	2.5
Depreciation and amortization expenses	53.7	48.6	6.4	6.3
General and administrative expenses	32.4	40.6	3.8	5.3
Total operating expenses	697.6	649.9	82.7	84.3
Income from equity investees	50.7	42.5	6.0	5.5
Operating income	$196.8	$163.4	23.3%	21.2%
Store operating expenses as a % of company-operated store revenues			29.4%	29.5%
Other operating expenses as a % of non-company-operated store revenues			20.9%	24.1%
Quarter ended December 31, 2017 compared with quarter ended January 1, 2017
Revenues
China/Asia Pacific total net revenues for the first quarter of fiscal 2018 increased $73 million, or 9% over the prior year period, primarily from higher company-operated store revenues ($51 million), driven by incremental revenues from 423 net new company-operated store openings over the past 12 months ($73 million) and a 1% increase in comparable store sales ($6 million), partially offset by the conversion to fully licensed operations as a result of selling our Singapore retail business in the fourth quarter of fiscal 2017 ($31 million).
Licensed store revenues increased $20 million due to increased product sales to and royalty revenues from licensees ($19 million), primarily resulting from the opening of 610 net new licensed stores over the past 12 months.
Operating Expenses
Store operating expenses as a percentage of total net revenues decreased 60 basis points for the first quarter of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses decreased 10 basis points, primarily due to the absence of Singapore retail operations (approximately 10 basis points).
Other operating expenses as a percentage of total net revenues was flat for the first quarter of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses decreased 320 basis points in the first quarter, primarily due to the timing of certain business taxes (approximately 240 basis points) and sales leverage.
General and administrative expenses as a percentage of total net revenues decreased 150 basis points for the first quarter of fiscal 2018, primarily due to sales leverage on salaries and benefits.
Income from equity investees increased $8 million due to higher income from our joint venture operations, primarily in China and South Korea and favorable foreign currency exchange. Favorability in both regions was attributable to comparable store sales growth and the addition of net new licensed stores over the past 12 months.
The combination of these changes and favorable foreign currency translation (approximately 90 basis points or $9 million) resulted in an overall increase in operating margin of 210 basis points for the first quarter of fiscal 2018.

EMEA

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017	Dec 31, 2017	Jan 1, 2017
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$151.6	$145.9	53.4%	55.6%
Licensed stores	116.2	102.2	40.9	38.9
Foodservice	16.1	14.3	5.7	5.4
Total net revenues	283.9	262.4	100.0	100.0
Cost of sales including occupancy costs	152.1	136.1	53.6	51.9
Store operating expenses	54.7	46.9	19.3	17.9
Other operating expenses	16.3	16.0	5.7	6.1
Depreciation and amortization expenses	7.7	7.6	2.7	2.9
General and administrative expenses	14.0	11.7	4.9	4.5
Total operating expenses	244.8	218.3	86.2	83.2
Operating income	$39.1	$44.1	13.8%	16.8%
Store operating expenses as a % of company-operated store revenues			36.1%	32.1%
Other operating expenses as a % of non-company-operated store revenues			12.3%	13.7%
Quarter ended December 31, 2017 compared with quarter ended January 1, 2017
Revenues
EMEA total net revenues increased $22 million, or 8%, for the first quarter of fiscal 2018. The increase was primarily due to increased company-operated store revenues ($6 million) and driven by favorable foreign currency translation ($9 million), partially offset by a decrease in comparable store sales ($2 million).
Licensed store revenues increased $14 million, or 14%, due to higher product sales to and royalty revenues from our licensees ($8 million), primarily resulting from the opening of 365 net new licensed stores over the past 12 months, and favorable foreign currency translation ($5 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 170 basis points for the first quarter of fiscal 2018, primarily due to sales deleverage on company-operated stores (approximately 100 basis points) and unfavorable foreign currency exchange (approximately 80 basis points).
Store operating expenses as a percentage of total net revenues increased 140 basis points for the first quarter of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses increased 400 basis points, primarily due to sales deleverage on salaries and benefits in certain company-operated stores, primarily due to increased minimum wage in certain markets.
Other operating expenses as a percentage of total net revenues decreased 40 basis points for the first quarter of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses decreased 140 basis points, primarily due to sales leverage.
Depreciation and amortization expense as a percentage of total net revenue decreased 20 basis points, primarily due to the shift in the portfolio towards more licensed stores.
General and administrative expenses as a percentage of total net revenues increased 40 basis points, primarily due to higher salaries and benefits.
The combination of these changes resulted in an overall decrease in operating margin of 300 basis points for the first quarter of fiscal 2018.

Channel Development

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017	Dec 31, 2017	Jan 1, 2017
			As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$435.8	$437.1	77.8%	78.9%
Foodservice	124.5	116.6	22.2	21.1
Total net revenues	560.3	553.7	100.0	100.0
Cost of sales	296.3	288.5	52.9	52.1
Other operating expenses	55.6	60.4	9.9	10.9
Depreciation and amortization expenses	0.5	0.6	0.1	0.1
General and administrative expenses	3.3	3.2	0.6	0.6
Total operating expenses	355.7	352.7	63.5	63.7
Income from equity investees	38.7	41.9	6.9	7.6
Operating income	$243.3	$242.9	43.4%	43.9%
Quarter ended December 31, 2017 compared with quarter ended January 1, 2017
Revenues
Channel Development total net revenues for the first quarter of fiscal 2018 increased $7 million or 1% when compared to the prior year period primarily driven by our foodservice, international and packaged coffee channels ($17 million), partially offset by competitive pricing on certain items ($8 million) and the absence of revenue from the sale of our Tazo brand late in the first quarter of fiscal 2018 ($7 million).
Operating Expenses
Cost of sales as a percentage of total net revenues increased 80 basis points for the first quarter, primarily driven by deleverage on cost of sales (approximately 90 basis points).
Other operating expenses as a percentage of total net revenues decreased 100 basis points, primarily driven by lower marketing expenses (approximately 80 basis points).
Income from equity investees decreased $3 million due to lower income from our North American Coffee Partnership joint venture, primarily driven by decreased sales of both Frappuccino® and Iced Coffee beverages.
The combination of these changes resulted in an overall decrease in operating margin of 50 basis points for the first quarter of fiscal 2018.

All Other Segments

	Quarter Ended
	Dec 31, 2017	Jan 1, 2017	% Change
Net revenues:
Company-operated stores	$60.7	$70.9	(14.4)%
Licensed stores	1.1	0.9	22.2
CPG, foodservice and other	58.2	82.8	(29.7)
Total net revenues	120.0	154.6	(22.4)
Cost of sales including occupancy costs	79.1	90.4	(12.5)
Store operating expenses	30.3	30.7	(1.3)
Other operating expenses	11.2	17.5	(36.0)
Depreciation and amortization expenses	0.7	2.9	(75.9)
General and administrative expenses	2.7	3.5	(22.9)
Restructuring expenses	26.0	—	nm
Total operating expenses	150.0	145.0	3.4
Operating income/ (loss)	$(30.0)	$9.6	nm
All Other Segments primarily includes Teavana-branded stores, Seattle’s Best Coffee, as well as Starbucks Reserve® and Roastery businesses. The operating loss was primarily due to restructuring costs related to our strategy to close TeavanaTM/MC retail stores and focus on Teavana within the Starbucks® stores. We recorded $25.9 million in restructuring-related costs, including expenses associated with the early closure of stores and termination of agreements with franchisees.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Dec 31, 2017	Jan 1, 2017	Dec 31, 2017	Jan 1, 2017
Americas
Company-operated stores	112	75	9,525	9,094
Licensed stores	166	176	7,312	6,764
Total Americas	278	251	16,837	15,858
China/Asia Pacific (1)
Company-operated stores	1,612	104	4,682	2,915
Licensed stores	(1,312)	199	3,097	3,831
Total China/Asia Pacific	300	303	7,779	6,746
EMEA
Company-operated stores	1	(18)	503	505
Licensed stores	122	113	2,594	2,232
Total EMEA	123	95	3,097	2,737
All Other Segments (2)
Company-operated stores	(1)	(2)	289	356
Licensed stores	—	2	37	37
Total All Other Segments	(1)	—	326	393
Total Company	700	649	28,039	25,734

(1) China/Asia Pacific store data includes the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018.

(2) As of December 31, 2017, All Other Segments included 323 Teavana-branded stores, of which 286 stores were company-operated.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $4.1 billion as of December 31, 2017 and $3.2 billion as of October 1, 2017. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities and agency obligations. As of December 31, 2017, approximately $2.5 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
Our $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”) and our $1.0 billion unsecured 364-Day credit facility (the “364-day credit facility”) are available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases.
The 2018 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 0.910% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans.

The 364-day credit facility, of which no amount may be used for issuances of letters of credit, is currently set to mature on October 25, 2018. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is 0.585% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans.
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 31, 2017, we were in compliance with all applicable credit facility covenants.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of December 31, 2017, we had no outstanding borrowings under the program.
The indentures under which all of our Senior Notes were issued, as detailed in Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 31, 2017, we were in compliance with all applicable covenants.
On November 22, 2017, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 3-year 2.200% Senior Notes (the “2020 notes”) due November 2020 and $500 million of 30-year 3.750% Senior Notes (the “2047 notes”) due December 2047. We will use the net proceeds from the offering for general corporate purposes, including repurchases of Starbucks common stock under our ongoing share repurchase program and payment of dividends. Interest on the 2020 notes is payable semi-annually on May 22 and November 22, commencing on May 22, 2018 and interest on the 2047 notes is payable semi-annually on June 1 and December 1, commencing on June 1, 2018. See Note 7, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program and the issuance of debt, to invest in our core businesses, including capital expenditures, new product innovations, related marketing support and partner and digital investments, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core and developing businesses such as Siren Retail. Further, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy. On December 31, 2017, we acquired the remaining 50% interest of our East China joint venture for approximately $1.4 billion in the form of a payable to UPG. Approximately $1.3 billion had been settled as of the date of this filing, primarily through the use of cash and investments held in foreign subsidiaries.
We believe that future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of December 31, 2017 to be indefinitely reinvested and, accordingly no foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need for, repatriated funds to the U.S. to satisfy domestic liquidity needs. However, the Tax Act requires a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments. This one-time transition tax is payable over eight years, with most of the cash outlay expected to be made in the later years. In connection with our initial analysis, we have estimated a provisional amount of $241 million, of which $233 million of income taxes payable was included in other long-term liabilities on the condensed consolidated balance sheet, as of December 31, 2017. See Note 10, Income Taxes, for further discussion.

We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. In the event we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Act's one-time transition tax, which could be material. We do not believe it is practicable to calculate the amount of unrecognized deferred income taxes as there is a significant amount of uncertainty around the calculation.
During the first quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.30 per share to be paid on February 23, 2018 to shareholders of record as of the close of business on February 8, 2018.
We repurchased 28.5 million shares of common stock, or $1.6 billion, during the first quarter of fiscal 2018 under our ongoing share repurchase program. The number of remaining shares authorized for repurchase as of December 31, 2017 totaled 51.8 million.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2018 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our developing Siren Retail business and our supply chain and corporate facilities. Total capital expenditures for fiscal 2018 are expected to be approximately $2 billion.
Cash Flows
Cash provided by operating activities was $1.8 billion for the first quarter of fiscal 2018, compared to $1.5 billion for the same period in fiscal 2017. The change was primarily due to increased earnings.
Cash provided by investing activities for the first quarter of fiscal 2018 totaled $395 million, compared to cash used by investing activities of $402 million for the same period in fiscal 2017. The change was primarily due to proceeds from the sale of Tazo and lower purchases of investments.
Cash used by financing activities for the first quarter of fiscal 2018 totaled $1.0 billion, compared to $1.2 billion for the same period in fiscal 2017. The change was primarily due to higher proceeds from issuances of long-term debt, lapping the repayment of the 2016 notes, partially offset by an increase in share repurchases.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $14.9 billion in total contractual obligations as of October 1, 2017. Other than the issuance of our 2020 notes and our 2047 notes and the payable related to the acquisition of East China in the first quarter of fiscal 2018, as described in Note 7, Debt, and Note 2, Acquisitions and Divestitures, respectively to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business. Approximately $1.3 billion of the East China payable has been settled as of the date of this filing.
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
During the first quarter of fiscal 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 31, 2017).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period(1)
October 2, 2017 — October 29, 2017	4,853,039	$54.58	4,853,039	75,464,372
October 30, 2017 — November 26, 2017	11,661,314	56.82	11,661,314	63,803,058
November 27, 2017 — December 31, 2017	11,959,889	57.75	11,959,889	51,843,169
Total	28,474,242	$56.83	28,474,242

(1)	Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2018.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through September 13, 2016)	8-K	0-20322	9/16/2016	3.1
4.1	Second Supplemental Indenture, dated as of November 22, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	8-K	0-20322	11/22/2017	4.2
4.2	Form of 2.200% Senior Notes due November 22, 2020	8-K	0-20322	11/22/2017	4.3
4.3	Form of 3.750% Senior Notes due December 1, 2047	8-K	0-20322	11/22/2017	4.4
10.1	Credit Agreement, dated October 25, 2017, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.	8-K	0-20322	10/30/2017	10.1
10.2	364-Day Credit Agreement, dated October 25, 2017, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent and Swing Line Lender, and the other Lenders from time to time a party thereto.	8-K	0-20322	10/30/2017	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended December 31, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 31, 2018

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer