Form 10-Q
period 2018-04-01
STARBUCKS CORP
filed 2018-05-01
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 25, 2018
Common Stock, par value $0.001 per share	1,380.0 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended April 1, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Net revenues:
Company-operated stores	$4,828.0	$4,195.4	$9,569.8	$8,664.7
Licensed stores	625.6	546.7	1,308.0	1,149.1
CPG, foodservice and other	578.2	551.9	1,227.7	1,213.2
Total net revenues	6,031.8	5,294.0	12,105.5	11,027.0
Cost of sales including occupancy costs	2,516.0	2,141.2	5,018.9	4,436.2
Store operating expenses	1,789.6	1,586.4	3,526.5	3,224.6
Other operating expenses	134.3	134.7	276.0	280.1
Depreciation and amortization expenses	331.6	253.6	590.4	503.3
General and administrative expenses	405.8	326.8	784.9	683.1
Restructuring and impairments	134.7	—	162.3	—
Total operating expenses	5,312.0	4,442.7	10,359.0	9,127.3
Income from equity investees	52.7	84.1	142.1	168.6
Operating income	772.5	935.4	1,888.6	2,068.3
Gain resulting from acquisition of joint venture	47.6	—	1,373.9	—
Gains/(loss) resulting from divestiture of certain operations	(4.9)	9.6	496.3	9.6
Interest income and other, net	35.5	58.3	123.7	82.4
Interest expense	(35.1)	(22.9)	(61.0)	(46.7)
Earnings before income taxes	815.6	980.4	3,821.5	2,113.6
Income tax expense	155.8	327.6	911.6	709.0
Net earnings including noncontrolling interests	659.8	652.8	2,909.9	1,404.6
Net loss attributable to noncontrolling interests	(0.3)	—	(0.4)	(0.3)
Net earnings attributable to Starbucks	$660.1	$652.8	$2,910.3	$1,404.9
Earnings per share - basic	$0.47	$0.45	$2.07	$0.97
Earnings per share - diluted	$0.47	$0.45	$2.05	$0.96
Weighted average shares outstanding:
Basic	1,394.9	1,453.2	1,407.9	1,455.3
Diluted	1,406.6	1,464.8	1,420.5	1,467.7
Cash dividends declared per share	$0.30	$0.25	$0.60	$0.50
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Net earnings including noncontrolling interests	$659.8	$652.8	$2,909.9	$1,404.6
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(3.3)	1.9	(6.1)	(11.5)
Tax (expense)/benefit	0.7	(0.5)	1.7	3.6
Unrealized gains/(losses) on cash flow hedging instruments	(41.4)	(33.5)	(45.1)	80.0
Tax (expense)/benefit	8.4	7.7	9.2	(18.8)
Unrealized gains/(losses) on net investment hedging instruments	(43.9)	(25.2)	(44.2)	15.9
Tax (expense)/benefit	11.1	9.3	11.1	(5.9)
Translation adjustment and other	179.2	58.6	211.6	(113.2)
Tax (expense)/benefit	(0.7)	0.9	2.2	0.9
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	53.6	20.2	55.3	(61.5)
Tax expense/(benefit)	(5.5)	(3.5)	(7.2)	12.5
Other comprehensive income/(loss)	158.2	35.9	188.5	(98.0)
Comprehensive income including noncontrolling interests	818.0	688.7	3,098.4	1,306.6
Comprehensive loss attributable to noncontrolling interests	(0.3)	—	(0.4)	(0.3)
Comprehensive income attributable to Starbucks	$818.3	$688.7	$3,098.8	$1,306.9

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Apr 1, 2018	Oct 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,142.0	$2,462.3
Short-term investments	100.5	228.6
Accounts receivable, net	869.6	870.4
Inventories	1,375.9	1,364.0
Prepaid expenses and other current assets	1,169.0	358.1
Total current assets	5,657.0	5,283.4
Long-term investments	293.1	542.3
Equity and cost investments	297.6	481.6
Property, plant and equipment, net	5,576.8	4,919.5
Deferred income taxes, net	165.3	795.4
Other long-term assets	541.8	362.8
Other intangible assets	1,228.4	441.4
Goodwill	3,793.5	1,539.2
TOTAL ASSETS	$17,553.5	$14,365.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$869.7	$782.5
Accrued liabilities	2,261.6	1,934.5
Insurance reserves	222.0	215.2
Stored value card liability	1,484.0	1,288.5
Current portion of long-term debt	349.7	—
Total current liabilities	5,187.0	4,220.7
Long-term debt	6,185.1	3,932.6
Other long-term liabilities	1,463.7	755.3
Total liabilities	12,835.8	8,908.6
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,382.4 and 1,431.6 shares, respectively	1.4	1.4
Additional paid-in capital	41.1	41.1
Retained earnings	4,635.8	5,563.2
Accumulated other comprehensive income/(loss)	32.9	(155.6)
Total shareholders’ equity	4,711.2	5,450.1
Noncontrolling interests	6.5	6.9
Total equity	4,717.7	5,457.0
TOTAL LIABILITIES AND EQUITY	$17,553.5	$14,365.6
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,909.9	$1,404.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	617.6	529.8
Deferred income taxes, net	732.6	62.8
Income earned from equity method investees	(107.4)	(129.4)
Distributions received from equity method investees	144.3	94.1
Gain resulting from acquisition of joint venture	(1,373.9)	—
Gains resulting from divestiture of certain retail operations	(496.3)	(9.6)
Stock-based compensation	116.5	104.9
Goodwill Impairments	28.5	—
Other	1.3	(11.4)
Cash provided by changes in operating assets and liabilities:
Accounts receivable	5.2	(45.6)
Inventories	10.3	45.4
Accounts payable	25.5	(21.5)
Stored value card liability	163.7	179.2
Other operating assets and liabilities	(489.3)	(211.6)
Net cash provided by operating activities	2,288.5	1,991.7
INVESTING ACTIVITIES:
Purchases of investments	(52.0)	(485.7)
Sales of investments	388.7	470.6
Maturities and calls of investments	26.5	33.6
Additions to property, plant and equipment	(896.7)	(637.9)
Acquisition of equity in joint venture. net of cash acquired	(1,311.3)	—
Net proceeds from the divestiture of certain operations	608.2	—
Other	(2.3)	54.1
Net cash used by investing activities	(1,238.9)	(565.3)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	—	25.0
Proceeds from issuance of long-term debt	2,596.5	750.2
Repayments of long-term debt	—	(400.0)
Proceeds from issuance of common stock	106.3	97.5
Cash dividends paid	(847.9)	(727.8)
Repurchase of common stock	(3,192.1)	(1,046.1)
Minimum tax withholdings on share-based awards	(57.6)	(70.1)
Other	(17.7)	0.7
Net cash used by financing activities	(1,412.5)	(1,370.6)
Effect of exchange rate changes on cash and cash equivalents	42.6	(20.7)
Net increase/(decrease) in cash and cash equivalents	(320.3)	35.1
CASH AND CASH EQUIVALENTS:
Beginning of period	2,462.3	2,128.8
End of period	$2,142.0	$2,163.9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$47.7	$48.9
Income taxes, net of refunds	$723.4	$822.6

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of April 1, 2018, and for the quarter and two quarters ended April 1, 2018 and April 2, 2017, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended April 1, 2018 and April 2, 2017 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and two quarters ended April 1, 2018 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2018 (“fiscal 2018”).
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income (“AOCI”). The guidance permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from AOCI to retained earnings. The guidance will be effective at the beginning of our first quarter of fiscal year 2020 but permits adoption in an earlier period. The guidance may be applied in the period of adoption or retrospectively to each period in which the effect of the change related to the Tax Act was recognized. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In August 2017, the FASB amended its guidance on the financial reporting of hedging relationships. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, expands permissible cash flow hedges on contractually specified components, and simplifies hedge documentation and effectiveness assessment. The guidance will be effective at the beginning of our first quarter of fiscal year 2020 and will require a modified retrospective approach on existing cash flow and net investment hedges. The presentation and disclosure requirements will be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
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
In March 2016, the FASB issued guidance related to stock-based compensation, which changes the accounting and classification of excess tax benefits and minimum tax withholdings on share-based awards. This guidance requires that excess tax benefits and tax deficiencies related to stock-based compensation be prospectively reflected as income tax expense in our consolidated statement of earnings instead of additional paid-in capital on our consolidated balance sheet. Additionally, within our consolidated statement of cash flows, this guidance requires excess tax benefits to be presented as an operating activity, rather than a financing activity, in the same manner as other cash flows related to income taxes. We adopted this guidance in the first quarter of fiscal 2018. The primary impact of the adoption was the recognition of excess tax benefits that reduced income tax expenses by $16.2 million and $44.4 million for the quarter and two quarters ended April 1, 2018, respectively, instead of additional paid-in capital. As a result, net income increased $16.2 million and $44.4 million for the quarter and two quarters ended April 1, 2018, respectively and basic and diluted earnings per share increased $0.01 and $0.03 for the quarter and two quarters ended April 1, 2018, respectively. Excess tax benefits of $52.7 million, for the two quarters ended April 2, 2017, previously reported in financing activities have been reclassified to operating activities in the consolidated statements of cash flows.
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
Fiscal 2018
On March 23, 2018, we sold our company-operated retail store assets and operations in Brazil to SouthRock converting these operations to a fully licensed market, for a total of $48.2 million. This transaction resulted in a pre-tax loss of $8.5 million, which was included in loss from divestiture of certain operations on our consolidated statements of earnings.
On December 31, 2017, we acquired the remaining 50% interest of our East China joint venture (“East China”) from President Chain Store (Hong Kong) Holding Ltd. and Kai Yu (BVI) collectively, “Uni-President Group” or “UPG”, for approximately $1.4 billion. Approximately $86.3 million of pre-existing liabilities owed by East China to Starbucks were effectively settled upon the acquisition. Acquiring the remaining interest of East China, which operates over 1,400 stores in the Shanghai, Jiangsu and Zhejiang Provinces, builds on the Company's ongoing investment in China. The estimated fair values of the assets acquired and liabilities assumed are based on third party valuation and analysis performed by management. The valuation of certain assets and liabilities is preliminary and are subject to change as additional information becomes available.
Concurrently, with the purchase of our East China joint venture, we sold our 50% interest in President Starbucks Coffee Taiwan Limited, our joint venture operations in Taiwan, to UPG for approximately $181.2 million. The transaction resulted in a pre-tax gain of $156.6 million which was included in gains from divestiture of certain operations on our consolidated statements of earnings.

The following table summarizes the preliminary allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of December 31, 2017, which are reported within our China/Asia Pacific segment (in millions):

Consideration:
Cash paid for UPG 50% equity interest	$1,440.8
Fair value of our pre-existing 50% equity interest	1,440.8
Settlement of pre-existing liabilities	86.3
Total consideration	$2,967.9

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$129.5
Accounts receivable	14.3
Inventories	15.9
Prepaid expenses and other current assets	20.6
Property, plant and equipment	253.9
Other long-term assets	44.6
Other intangible assets	818.0
Goodwill	2,158.1
Total assets acquired	3,454.9
Accounts payable	43.1
Accrued liabilities	177.3
Stored value card liability	21.7
Other long-term liabilities	244.9
Total liabilities assumed	487.0
Total consideration	$2,967.9

As a result of this acquisition, we remeasured the carrying value of our preexisting 50% equity method investment to fair value, which resulted in a total gain of $1.4 billion that is not subject to income tax, and was presented as gain resulting from acquisition of joint venture on our consolidated statements of earnings. The fair value of $1.4 billion was calculated using an income approach, which was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, as well as the selection of an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections and considered the historical performance of stores, local market economics and the business environments impacting store performance. The discount rate applied was based on East China's weighted-average cost of capital and included company-specific and size risk premiums.

In the second quarter of fiscal 2018, we finalized our purchase price based on East China's calendar year 2017 results which resulted in an acquisition gain adjustment of $47.6 million. The acquisition date fair value of goodwill was increased by $21 million, due to the purchase price update and various immaterial revisions to assets acquired and liabilities assumed.

The assets acquired and liabilities assumed are reported within our China/Asia Pacific segment. Other current and long-term assets acquired primarily include lease deposits and prepaid rent. Accrued liabilities and other long-term liabilities assumed primarily include deferred income tax, dividend payable, accrued payroll, income tax payable and accrued occupancy costs.

The definite-lived intangibles primarily relate to reacquired rights to operate stores exclusively in East China. The reacquired rights of $798.0 million represent the fair value calculated over the remaining original contractual period and will be amortized on a straight-line basis through September 2022. Amortization expense for these definite-lived intangible assets for the quarter ended April 1, 2018 was $44.4 million and the estimated future amortization expense is approximately $90.0 million in fiscal 2018, $180.1 million each year for the next three years and approximately $172.9 million in the final year of fiscal 2022.

Goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, and the existing geographic retail and online presence. The entire balance was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition increased $78.8 million to $2.2 billion as of April 1, 2018.

The table below summarizes our estimated minimum future rental payments under the acquired non-cancelable operating leases as of April 1, 2018 (in millions):

Operating Leases
Year 1	$72.2
Year 2	62.6
Year 3	53.7
Year 4	46.6
Year 5	37.0
Thereafter	80.5
Total minimum lease payments	$352.6

We began consolidating East China's results of operations and cash flows into our consolidated financial statements after December 31, 2017. For the quarter ended April 1, 2018, East China's revenue included in our consolidated statements of earnings was $301.6 million. For the quarter ended April 1, 2018, East China's net earnings included in our consolidated statements of earnings was $26.2 million.
The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of East China been October 3, 2016, the first day of our first quarter of fiscal 2017, rather than the end of our first quarter of fiscal 2018 (in millions):

	Pro Forma (unaudited)
	Quarter Ended		Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017 (1)	Apr 1, 2018	Apr 2, 2017 (1)
Revenue	$6,031.8	$5,516.1	$12,376.5	$11,464.1
Net earnings attributable to Starbucks	568.8	759.3	1,691.6	2,558.5

(1)
The pro forma net earnings attributable to Starbucks for fiscal 2017 includes the acquisition-related gain of $47.6 million and $1,373.9 million and transaction and integration costs of $8.7 million and $12.4 million for the quarter and two quarters ended April 2, 2017, respectively.

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
During the quarter and two quarters ended April 1, 2018, we incurred approximately $0.4 million and $2.9 million, respectively, of acquisition-related costs, such as regulatory, legal, and advisory fees, which we have recorded in general and administrative expenses.
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
To hedge the exposure to changes in the fair value of our fixed-rate debt, we enter into interest rate swap agreements, which are designated as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt are recorded in interest expense and have an insignificant impact on our condensed consolidated statement of earnings. Refer to Note 8, Debt, for additional information on our long-term debt.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Apr 1, 2018	Oct 1, 2017
Cash Flow Hedges:
Interest rates	$13.7	$17.6	$3.5	93
Cross-currency swaps	(13.6)	(6.0)	—	80
Foreign currency - other	(10.3)	(9.1)	(6.9)	36
Coffee	(0.5)	(6.6)	(0.5)	0
Net Investment Hedges:
Foreign currency	16.1	16.2	—	0
Foreign currency debt	(35.2)	(2.2)	—	73
Pretax gains and losses on derivative contracts and foreign-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Cash Flow Hedges:
Interest rates	$(3.2)	$—	$1.2	$1.2	$(3.2)	$—	$2.4	$2.4
Cross-currency swaps	(33.7)	(22.7)	(26.1)	(23.4)	(36.1)	52.6	(26.6)	54.2
Foreign currency - other	(4.5)	(10.7)	(1.7)	3.6	(5.8)	26.5	(4.5)	8.0
Coffee	—	(0.1)	(2.1)	(0.3)	—	0.9	(6.8)	(1.0)
Net Investment Hedges:
Foreign currency	—	(15.6)	—	—	(0.1)	25.5	0.1	—
Foreign currency debt	(43.9)	(9.6)	—	—	(44.1)	(9.6)	—	—
Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Non-Designated Derivatives:
Foreign currency - other	$(4.7)	$(5.0)	$(1.1)	$3.4
Dairy	0.2	(2.4)	(1.9)	2.8
Diesel fuel and other commodities	(0.5)	0.4	0.9	0.5
Designated Fair Value Hedging Instruments:
Interest rate swap	20.1	—	12.6	—

Notional amounts of outstanding derivative contracts (in millions):

	Apr 1, 2018	Oct 1, 2017
Interest rate swap	$1,250	$750
Cross-currency swaps	476	514
Foreign currency - other	1,167	901
Dairy	42	14
Diesel fuel and other commodities	18	41
Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Apr 1, 2018	Oct 1, 2017	Apr 1, 2018	Oct 1, 2017
Designated Derivative Instruments:
Interest rates	$—	$—	$3.2	$—
Cross-currency swaps	—	12.4	33.6	9.8
Foreign currency - other	4.1	7.7	18.6	20.8
Net investment hedges	—	0.3	—	—
Interest rate swap	—	—	20.9	3.8
Non-designated Derivative Instruments:
Foreign currency	19.1	15.8	4.1	1.4
Dairy	0.2	—	1.4	2.4
Diesel fuel and other commodities	1.5	1.6	1.0	0.3
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 9, Equity.

Note 4:	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Apr 1, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,142.0	$2,142.0	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	19.0	—	19.0	—
U.S. government treasury securities	10.5	10.5	—	—
Mortgage and other asset-backed securities	1.8	—	1.8	—
Total available-for-sale securities	31.3	10.5	20.8	—
Trading securities	69.2	69.2	—	—
Total short-term investments	100.5	79.7	20.8	—
Prepaid expenses and other current assets:
Derivative assets	23.4	0.3	23.1	—
Long-term investments:
Available-for-sale securities
Agency obligations	8.4	—	8.4	—
Corporate debt securities	126.8	—	126.8	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	12.1	—	12.1	—
U.S. government treasury securities	102.8	102.8	—	—
State and local government obligations	4.8	—	4.8	—
Mortgage and other asset-backed securities	32.3	—	32.3	—
Total long-term investments	293.1	102.8	184.4	5.9
Other long-term assets:
Derivative assets	1.6	—	1.6	—
Total assets	$2,560.6	$2,324.8	$229.9	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$18.7	$2.5	$16.2	$—
Other long-term liabilities:
Derivative liabilities	64.1	—	64.1	—
Total liabilities	$82.8	$2.5	$80.3	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,462.3	$2,462.3	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	7.5	—	7.5	—
Commercial paper	2.0	—	2.0	—
Corporate debt securities	49.4	—	49.4	—
Foreign government obligations	7.1	—	7.1	—
U.S. government treasury securities	81.4	81.4	—	—
State and local government obligations	2.0	—	2.0	—
Certificates of deposit	2.3	—	2.3	—
Total available-for-sale securities	151.7	81.4	70.3	—
Trading securities	76.9	76.9	—	—
Total short-term investments	228.6	158.3	70.3	—
Prepaid expenses and other current assets:
Derivative assets	13.4	0.1	13.3	—
Long-term investments:
Available-for-sale securities
Agency obligations	21.8	—	21.8	—
Corporate debt securities	207.4	—	207.4	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	17.1	—	17.1	—
U.S. government treasury securities	127.4	127.4	—	—
State and local government obligations	7.0	—	7.0	—
Mortgage and other asset-backed securities	155.7	—	155.7	—
Total long-term investments	542.3	127.4	409.0	5.9
Other long-term assets:
Derivative assets	24.4	—	24.4	—
Total assets	$3,271.0	$2,748.1	$517.0	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$16.4	$2.5	$13.9	$—
Other long-term liabilities:
Derivative liabilities	22.1	—	22.1	—
Total liabilities	$38.5	$2.5	$36.0	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of April 1, 2018 and October 1, 2017.
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

The strength of the Swiss franc, continued shift of consumer behaviors to neighboring countries and the relocations of certain businesses in recent years have sustained beyond our prior projections. Moreover, the investments and improvements we have made have not sufficiently slowed the performance decline as quickly as we anticipated. Therefore, we do not expect to fully recover the Switzerland retail reporting unit's carrying value and recorded a goodwill impairment charge of $28.5 million during the second quarter of fiscal 2018.
Other than the aforementioned fair value adjustment, there were no other material fair value adjustments during the quarter and two quarters ended April 1, 2018 and April 2, 2017. The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt.

Note 5:	Inventories (in millions)

	Apr 1, 2018	Oct 1, 2017	Apr 2, 2017
Coffee:
Unroasted	$615.4	$541.0	$599.2
Roasted	246.3	301.1	272.8
Other merchandise held for sale	264.1	301.1	244.6
Packaging and other supplies	250.1	220.8	207.0
Total	$1,375.9	$1,364.0	$1,323.6
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of April 1, 2018, we had committed to purchasing green coffee totaling $631 million under fixed-price contracts and an estimated $547 million under price-to-be-fixed contracts. As of April 1, 2018, none of our price-to-be fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Prepaid Expenses and Other Current Assets

	Apr 1, 2018	Oct 1, 2017
Income tax receivable	$819.7	$68.0
Other prepaid expenses and current assets	349.3	290.1
Total prepaid expenses and current assets	$1,169.0	$358.1

Property, Plant and Equipment, net

	Apr 1, 2018	Oct 1, 2017
Land	$46.8	$46.9
Buildings	502.3	481.7
Leasehold improvements	6,989.4	6,401.0
Store equipment	2,276.5	2,110.7
Roasting equipment	631.7	619.8
Furniture, fixtures and other	1,604.5	1,514.1
Work in progress	490.4	409.8
Property, plant and equipment, gross	12,541.6	11,584.0
Accumulated depreciation	(6,964.8)	(6,664.5)
Property, plant and equipment, net	$5,576.8	$4,919.5

Accrued Liabilities

	Apr 1, 2018	Oct 1, 2017
Accrued compensation and related costs	$559.7	$524.5
Accrued occupancy costs	177.8	151.3
Accrued taxes	330.1	226.6
Accrued dividends payable	414.7	429.5
Accrued capital and other operating expenditures	779.3	602.6
Total accrued liabilities	$2,261.6	$1,934.5

Other Long-Term Liabilities

	Apr 1, 2018	Oct 1, 2017
Deferred income taxes, net	$343.3	$6.3
Other long-term liabilities	1,120.4	749.0
Total other long-term liabilities	$1,463.7	$755.3

Note 7: Other Intangible Assets and Goodwill

Indefinite-lived intangible assets

(in millions)	Apr 1, 2018	Oct 1, 2017
Trade names, trademarks and patents	$213.8	$212.1
Other indefinite-lived intangible assets	15.1	15.1
Total indefinite-lived intangible assets	$228.9	$227.2

Finite-lived intangible assets

	Apr 1, 2018			Oct 1, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,174.5	$(232.1)	$942.4	$328.8	$(154.2)	$174.6
Acquired trade secrets and processes	32.0	(18.3)	13.7	27.6	(13.7)	13.9
Trade names, trademarks and patents	27.6	(15.1)	12.5	31.5	(17.6)	13.9
Licensing agreements	15.3	(4.8)	10.5	14.4	(3.8)	10.6
Other finite-lived intangible assets	27.6	(7.2)	20.4	6.7	(5.5)	1.2
Total finite-lived intangible assets	$1,277.0	$(277.5)	$999.5	$409.0	$(194.8)	$214.2

Amortization expense for finite-lived intangible assets was $58.8 million and $72.8 million for the quarter and two quarters ended April 1, 2018, respectively, and $14.0 million and $28.5 million for the quarter and two quarters ended April 2, 2017, respectively.

Estimated future amortization expense as of April 1, 2018 (in millions):

Fiscal Year Ending
2018 (excluding the six months ended April 1, 2018)	$118.8
2019	236.8
2020	236.6
2021	212.3
2022	181.0
Thereafter	14.0
Total estimated future amortization expense	$999.5
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions and Divestitures.
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	China/Asia Pacific	EMEA	Channel Development	All Other Segments	Total
Goodwill balance at October 1, 2017	$213.1	$850.2	$37.2	$23.8	$414.9	$1,539.2
Acquisition/(divestiture)	—	2,158.1	—	(1.5)	—	2,156.6
Impairment	—	—	(28.5)	—	—	(28.5)
Other	(0.9)	125.9	0.9	—	0.3	126.2
Goodwill balance at April 1, 2018	$212.2	$3,134.2	$9.6	$22.3	$415.2	$3,793.5
“Other” primarily consists of changes in the goodwill balance as a result of foreign currency translation and transfers between segments due to reorganizations, as applicable.

Note 8:	Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of April 1, 2018, we had no borrowings outstanding under the program.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Apr 1, 2018		Oct 1, 2017		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
2018 notes	$350.0	$349	$350.0	$352	2.000%	2.012%
2020 notes(2)	500.0	493	—	—	2.200%	2.228%
2021 notes	500.0	490	500.0	501	2.100%	2.293%
2021 notes	250.0	245	250.0	250	2.100%	1.600%
2022 notes	500.0	494	500.0	508	2.700%	2.819%
2023 notes	750.0	776	750.0	806	3.850%	2.859%
2023 notes(3)	1,000.0	1,000	—	—	3.100%	3.107%
2024 notes(4)	800.3	763	755.3	760	0.372%	0.462%
2026 notes	500.0	467	500.0	481	2.450%	2.511%
2028 notes(3)	600.0	598	—	—	3.500%	3.529%
2045 notes	350.0	368	350.0	381	4.300%	4.348%
2047 notes(2)	500.0	483	—	—	3.750%	3.765%
Total	6,600.3	6,526	3,955.3	4,039
Aggregate debt issuance costs and unamortized premium, net	(36.8)		(17.5)
Hedge accounting fair value adjustment(5)	(28.7)		(5.2)
Total	$6,534.8		$3,932.6

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

(2)	Issued in November 2017.

(3)	Issued in February 2018.

(4)	Japanese yen-denominated long-term debt.

(5)
Amount represents the change in fair value due to changes in benchmark interest rates related to our 2023 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of April 1, 2018, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of April 1, 2018 by fiscal year (in millions):

Fiscal Year	Total
2019	$350.0
2020	—
2021	1,250.0
2022	500.0
2023	1,000.0
Thereafter	3,500.3
Total	$6,600.3

Note 9:	Equity
Changes in total equity (in millions):

	Two Quarters Ended
	Apr 1, 2018			Apr 2, 2017
	Attributable to Starbucks	Noncontrolling interests	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,450.1	$6.9	$5,457.0	$5,884.0	$6.7	$5,890.7
Net earnings including noncontrolling interests	2,910.3	(0.4)	2,909.9	1,404.9	(0.3)	1,404.6
Translation adjustment and other, net of reclassifications and tax	230.7	—	230.7	(112.3)	—	(112.3)
Unrealized gains/(losses), net of reclassifications and tax	(42.2)	—	(42.2)	14.3	—	14.3
Other comprehensive income/(loss)	188.5	—	188.5	(98.0)	—	(98.0)
Stock-based compensation expense	118.0	—	118.0	105.8	—	105.8
Exercise of stock options/vesting of RSUs	33.4	—	33.4	64.7	—	64.7
Sale of common stock	15.3	—	15.3	14.2	—	14.2
Repurchase of common stock	(3,171.4)	—	(3,171.4)	(1,046.1)	—	(1,046.1)
Cash dividends declared	(833.0)	—	(833.0)	(724.5)	—	(724.5)
Ending balance of total equity	$4,711.2	$6.5	$4,717.7	$5,605.0	$6.4	$5,611.4
Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
April 1, 2018
Net gains/(losses) in AOCI, beginning of period	$(3.0)	$(1.1)	$13.7	$(134.9)	$(125.3)
Net gains/(losses) recognized in OCI before reclassifications	(2.6)	(33.0)	(32.8)	178.5	110.1
Net (gains)/losses reclassified from AOCI to earnings	0.6	23.4	—	24.1	48.1
Other comprehensive income/(loss) attributable to Starbucks	(2.0)	(9.6)	(32.8)	202.6	158.2
Net gains/(losses) in AOCI, end of period	$(5.0)	$(10.7)	$(19.1)	$67.7	$32.9

April 2, 2017
Net gains/(losses) in AOCI, beginning of period	$(7.6)	$31.6	$27.2	$(293.5)	$(242.3)
Net gains/(losses) recognized in OCI before reclassifications	1.4	(25.8)	(15.9)	59.5	19.2
Net (gains)/losses reclassified from AOCI to earnings	0.9	15.8	—	—	16.7
Other comprehensive income/(loss) attributable to Starbucks	2.3	(10.0)	(15.9)	59.5	35.9
Net gains/(losses) in AOCI, end of period	$(5.3)	$21.6	$11.3	$(234.0)	$(206.4)

Two Quarters Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
April 1, 2018
Net gains/(losses) in AOCI, beginning of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)
Net gains/(losses) recognized in OCI before reclassifications	(4.4)	(35.9)	(33.1)	213.8	140.4
Net (gains)/losses reclassified from AOCI to earnings	1.9	29.3	—	16.9	48.1
Other comprehensive income/(loss) attributable to Starbucks	(2.5)	(6.6)	(33.1)	230.7	188.5
Net gains/(losses) in AOCI, end of period	$(5.0)	$(10.7)	$(19.1)	$67.7	$32.9

April 2, 2017
Net gains/(losses) in AOCI, beginning of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)
Net gains/(losses) recognized in OCI before reclassifications	(7.9)	61.2	10.0	(112.3)	(49.0)
Net (gains)/losses reclassified from AOCI to earnings	1.5	(50.5)	—	—	(49.0)
Other comprehensive income/(loss) attributable to Starbucks	(6.4)	10.7	10.0	(112.3)	(98.0)
Net gains/(losses) in AOCI, end of period	$(5.3)	$21.6	$11.3	$(234.0)	$(206.4)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Apr 1, 2018	Apr 2, 2017
Gains/(losses) on available-for-sale securities	$(0.8)	$(1.2)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	1.2	1.2	Interest expense
Cross-currency swaps	(26.1)	(23.4)	Interest income and other, net
Foreign currency hedges	(1.4)	1.2	Revenues
Foreign currency/coffee hedges	(2.4)	2.1	Cost of sales including occupancy costs
Translation adjustment
Brazil	(24.1)	—	Loss resulting from divestiture of certain operations
	(53.6)	(20.1)	Total before tax
	5.5	3.4	Tax benefit
	$(48.1)	$(16.7)	Net of tax

Two Quarters Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Apr 1, 2018	Apr 2, 2017
Gains/(losses) on available-for-sale securities	$(2.5)	$(2.0)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	2.4	2.4	Interest expense
Cross-currency swaps	(26.6)	54.2	Interest income and other, net
Foreign currency hedges	(1.8)	2.5	Revenues
Foreign currency/coffee hedges	(9.5)	4.5	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges	0.1	—	Interest income and other, net
Translation adjustment
Brazil	(24.1)	—	Loss resulting from divestiture of certain operations
East China joint venture	7.2	—	Gain resulting from acquisition of joint venture
Taiwan joint venture	1.4	—	Gain/(loss) resulting from divestiture of certain operations
Other	(1.9)	—	Interest income and other, net
	(55.3)	61.6	Total before tax
	7.2	(12.6)	Tax (expense)/benefit
	$(48.1)	$49.0	Net of tax

In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of April 1, 2018.
We repurchased 55.9 million shares of common stock at a total cost of $3.2 billion, and 19.0 million shares at a total cost of $1.0 billion for the two quarters ended April 1, 2018 and April 2, 2017, respectively. As of April 1, 2018, 24.4 million shares remained available for repurchase under current authorizations. On April 26, 2018, we announced that our Board of Directors approved an increase of 100 million shares to our ongoing share repurchase program.
During the second quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.30 per share to be paid on May 25, 2018 to shareholders of record as of the close of business on May 10, 2018.

Note 10:	Employee Stock Plans
As of April 1, 2018, there were 58.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 13.1 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Options	$7.0	$9.1	$21.2	$24.0
Restricted Stock Units (“RSUs”)	48.1	40.8	95.3	80.9
Total stock-based compensation expense	$55.1	$49.9	$116.5	$104.9

Stock option and RSU transactions from October 1, 2017 through April 1, 2018 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 1, 2017	31.4	7.6
Granted	3.7	6.7
Options exercised/RSUs vested	(4.5)	(3.0)
Forfeited/expired	(1.0)	(1.0)
Options outstanding/Nonvested RSUs, April 1, 2018	29.6	10.3
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of April 1, 2018	$40.3	$254.3

Note 11:	Income Taxes
Our interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.
On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Act. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions will apply to our fiscal 2019, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions. For fiscal 2018 and effective in the first fiscal quarter, the most significant impacts include: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. The phase in of the lower corporate income tax rate resulted in a blended rate of 24.5% for fiscal 2018, as compared to the previous 35%. The tax rate will be reduced to 21% in subsequent fiscal years. We recorded net income tax benefit for the provisional remeasurement of certain deferred taxes and related amounts of $76 million for the two quarters ended April 1, 2018. Additionally, we recorded a provisional $26 million and $238 million of income tax expense for the estimated effects of the transition tax, net of adjustments related to uncertain tax positions for the quarter and two quarters ended April 1, 2018, respectively. Of the total provisional transition tax obligation recorded to date, $246 million of income taxes payable was included in other long-term liabilities on the condensed consolidated balance sheet as of April 1, 2018.
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

Note 12:	Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Net earnings attributable to Starbucks	$660.1	$652.8	$2,910.3	$1,404.9
Weighted average common shares outstanding (for basic calculation)	1,394.9	1,453.2	1,407.9	1,455.3
Dilutive effect of outstanding common stock options and RSUs	11.7	11.6	12.6	12.4
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,406.6	1,464.8	1,420.5	1,467.7
EPS — basic	$0.47	$0.45	$2.07	$0.97
EPS — diluted	$0.47	$0.45	$2.05	$0.96
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 4.8 million and 5.2 million as of April 1, 2018 and April 2, 2017, respectively.

Note 13:	Commitments and Contingencies
Legal Proceedings
On April 13, 2010, an organization named Council for Education and Research on Toxics (“Plaintiff”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and certain other defendants who manufacture, package, distribute or sell brewed coffee. The lawsuit is Council for Education and Research on Toxics v. Starbucks Corporation, et al.. On May 9, 2011, the Plaintiff filed an additional lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and additional defendants who manufacture, package, distribute or sell packaged coffee. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al.. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the great majority of the coffee industry in California. Plaintiff alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65. Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of two thousand five hundred dollars per day per violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
The Company, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On March 28, 2018, the trial court issued a proposed ruling adverse to defendants on the Phase 2 defense, the Company’s last remaining defense to liability. The March 28th ruling is not final. Should the trial court finalize and affirm its proposed ruling in Phase 2, trial would proceed to a third phase regarding remedies issues.
At this stage of the proceedings, prior to a trial on remedies issues, Starbucks is unable to predict or reasonably estimate the potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter. The trial court has discretion to impose zero penalties against the Company or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position and our results of operations. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement or the trial or appellate court rulings of the case to the Company, if any, cannot be predicted.
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
Segment information is prepared on the same basis that our ceo, who is our chief operating decision maker, manages the segments, evaluates financial results and makes key operating decisions.
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA(1)	Channel Development	All Other Segments	Segment Total
April 1, 2018
Total net revenues	$4,003.5	$1,186.4	$266.1	$500.2	$75.6	$6,031.8
Depreciation and amortization expenses	160.4	121.6	8.1	0.2	1.0	291.3
Income from equity investees	—	16.7	—	36.0	—	52.7
Operating income/(loss)	801.3	204.6	(4.3)	215.3	(114.8)	1,102.1

April 2, 2017
Total net revenues	$3,720.4	$768.9	$231.7	$461.3	$111.7	$5,294.0
Depreciation and amortization expenses	155.4	49.3	7.6	0.6	3.5	216.4
Income from equity investees	—	44.1	—	40.0	—	84.1
Operating income/(loss)	826.1	175.9	27.7	193.6	(25.5)	1,197.8

Two Quarters Ended

	Americas	China/ Asia Pacific	EMEA(1)	Channel Development	All Other Segments	Segment Total
April 1, 2018
Total net revenues	$8,269.3	$2,030.0	$549.9	$1,060.4	$195.9	$12,105.5
Depreciation and amortization expenses	318.4	175.3	15.8	0.7	1.7	511.9
Income from equity investees	—	67.5	—	74.6	—	142.1
Operating income/(loss)	1,780.6	401.4	34.7	458.4	(144.6)	2,530.5

April 2, 2017
Total net revenues	$7,711.8	$1,539.6	$493.9	$1,014.9	$266.8	$11,027.0
Depreciation and amortization expenses	307.8	98.0	15.2	1.2	6.3	428.5
Income from equity investees	—	86.6	—	82.0	—	168.6
Operating income/(loss)	1,784.6	339.1	71.6	436.4	(15.4)	2,616.3
(1) During the quarter and two quarters ended April 1, 2018, EMEA operating income/(loss) included an impairment charge of $28.5 million associated with our Starbucks Coffee Switzerland reporting unit. Refer to Note 4, Fair Value Measurements, for additional information.

All Other Segments includes our Teavana business, and fiscal 2018 results reflect the strategy to close Teavana-branded retail stores announced in fiscal 2017 to focus on sales of premium TeavanaTM/MC tea products at Starbucks branded stores and, to a lesser extent, consumer product channels. The existing portfolio of Teavana stores are expected to be closed during fiscal 2018. Lease exit costs associated with our restructuring efforts will be recognized concurrently with either actual store closures or upon reaching a lease termination agreement with the landlord. Total lease exit costs are expected to be approximately $134.5 million of which $100.9 million and $117.5 million were recorded within restructuring expenses on the consolidated statement of earnings in the quarter and two quarters ended April 1, 2018, respectively. During the first two quarters of 2017, we did not record any restructuring expenses. Previously recorded lease exit costs recorded within restructuring expenses for fiscal year 2017 were $15.7 million.
Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Total segment operating income	$1,102.1	$1,197.8	$2,530.5	$2,616.3
Unallocated corporate operating expenses	(329.6)	(262.4)	(641.9)	(548.0)
Consolidated operating income	772.5	935.4	1,888.6	2,068.3
Gain resulting from acquisition of joint venture	47.6	—	1,373.9	—
Gains/(loss) resulting from divestiture of certain operations	(4.9)	9.6	496.3	9.6
Interest income and other, net	35.5	58.3	123.7	82.4
Interest expense	(35.1)	(22.9)	(61.0)	(46.7)
Earnings before income taxes	$815.6	$980.4	$3,821.5	$2,113.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding revenues, operating margins, comparable store sales, anticipated net new stores, the effects of foreign currency translation, the purchase of the remaining 50% ownership of our East China joint venture and other streamlining activities, earnings per share, tax rates, capital expenditures, sales leverage, other financial results, the health, strength and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, investments in our business and partners, including our continued focus on operational excellence, product innovation and digital interactions with our customers, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates,investments funded by these changes, and potential outcomes and effects of legal proceedings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan, the recently completed purchase of the remaining 50% ownership of our East China joint venture and the closure of Teavana stores, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, the effects of the Tax Cuts and Jobs Act and related guidance and regulations that may be promulgated, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Overall, Starbucks delivered solid net revenue growth of 14% to $6.0 billion in its second quarter of fiscal 2018. This was primarily driven by incremental revenues from the ownership change in East China, incremental revenues from 2,103 net new Starbucks® store openings over the last 12 months and global comparable store sales growth of 2%. Consolidated operating income decreased $162.9 million, or 17.4%, to $772.5 million. Operating margin declined 490 basis points to 12.8%, primarily due to restructuring and impairment expenses, a food-related mix shift primarily in the Americas segment, higher investments in our partners and the impact of our ownership change in East China.
Starbucks results for the first two quarters of fiscal 2018 reflect the impact of certain restructuring and streamlining efforts, initiated during the fourth quarter of fiscal 2017, to focus on accelerating growth in high-returning businesses and removing non-core, slow growth activities. These efforts include the acquisition of our East China joint venture, the conversion of the Singapore, Taiwan and Brazil operations to licensed models, closure of TeavanaTM/MC retail stores and the sale of the Tazo brand, among other actions. To date, our streamlining efforts have primarily impacted China/Asia Pacific (“CAP”), Channel Development and All Other Segments but span across all segments.
The Company's largest acquisition to date affects our CAP segment. As a result of acquiring the remaining interest in our East China joint venture at the end of the first quarter of fiscal 2018, we began recording 100% of its revenues and expenses on our consolidated statement of earnings at the beginning of the second quarter of fiscal 2018. This is in contrast with our previous joint venture model, where we recorded only revenues and expenses from products sales to and royalties received from East China, as well as our proportionate share of the joint venture's net profit. The change from equity method to consolidation method lowered the operating margin of our Consolidated and CAP segment results, primarily due to incremental depreciation and amortization expenses and lower income from equity investees. We expect its operating margin will be more in line with our other retail operations over time.
Americas revenue grew by 8% to $4.0 billion, primarily driven by incremental revenues from 966 net new store openings over the past 12 months and comparable store sales growth of 2%. Operating income declined $25 million to $801 million and operating margin of 20.0% declined 220 basis points from a year ago, primarily due to higher investments in our store partners and a food-related mix shift.
In our China/Asia Pacific segment, revenues grew by 54% to $1.2 billion, primarily driven by incremental revenues from the impact of our ownership change in East China, incremental revenues from 759 net new stores over the past 12 months, favorable foreign currency translation and a 3% increase in comparable store sales. These increases were partially offset by the absence of company-operated store revenue related to the conversion of our Singapore retail operations to fully licensed operations in the fourth quarter of fiscal 2017. Operating income grew 16% to $205 million, while operating margin declined 570 basis points to 17.2%, primarily due to the impact of our ownership change in East China.
In our EMEA segment, revenues increased $34 million, or 15%, primarily driven by favorable foreign currency translation and incremental revenues from the opening of 385 net new licensed stores over the past 12 months. Partially offsetting these increases was a decrease in comparable store sales of 1%, which represents approximately 16% of the region's store portfolio. Operating margin declined 14 percent to (1.6%) primarily driven by a partial impairment of goodwill related to our Switzerland retail business and sales deleverage on our company-operated store portfolio.
Channel Development segment revenues grew by 8% to $500 million, primarily driven by higher sales of premium single-serve products and lapping a prior year revenue deduction adjustment, partially offset by the absence of revenue from the sale of our Tazo brand in the first quarter of fiscal 2018. Operating income grew 11% to $215 million, while operating margin expanded 100 basis points to 43.0% in the second quarter of fiscal 2018, primarily driven by lapping a prior year revenue deduction adjustment, partially offset by lower income from our North American Coffee Partnership joint venture.
In December 2017, the U.S. government enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes existing U.S. tax law and includes numerous provisions that affect our business. As a fiscal year taxpayer, the Company is not subject to the majority of the provisions until fiscal 2019. However, for the first two fiscal quarters and full year fiscal 2018, the Company has applied a blended corporate income tax rate of 24.5% from the previous 35%, and remeasured its U.S. federal net deferred tax liabilities to the newly enacted tax rates. These estimated tax benefits were partially offset by the provisional amount recorded for the one-time repatriation tax on accumulated undistributed earnings of foreign subsidiaries and certain equity investments that are indefinitely reinvested. Collectively, the Tax Act did not materially affect the Company’s net earnings during the quarter.
Fiscal 2018 — Financial Outlook for the Year
For fiscal 2018, we expect consolidated revenue growth in the range of 9% to 11% when compared to fiscal 2017, with approximately 4% related to the acquisition of East China, offset by approximately 2% of other streamlining activities such as the sale of our Tazo brand and conversion of our Singapore, Taiwan and Brazil operations to licensed models, as well as the closure of our Teavana retail stores. Revenue growth for fiscal 2018 is expected to be driven by approximately 2,300 net new stores worldwide, comparable store sales and our continued focus on operational excellence, product innovation and enhancing our digital interactions with customers. Approximately 1,100 net new store openings will be in our China/Asia Pacific segment, approximately 900 net new stores coming from the Americas segment and the remaining store growth from the EMEA segment. Global comparable store sales growth for fiscal 2018 is expected to be near the low end of the targeted long-term 3% to 5% range.
We expect operating margin to decline moderately as compared to fiscal 2017 when excluding China/Asia Pacific transaction and integration costs as well as restructuring and impairment costs.
Earnings per share is expected to be in the range of $3.32 to $3.36 for full year fiscal 2018, which includes a $0.98 benefit from the East China acquisition gain, the largest portion of which was recognized in our first quarter of fiscal 2018. Revenue growth and sales leverage are expected to be partially offset by investments in our partners (employees) and digital innovations. Savings generated from the lower U.S. corporate income tax rate are expected to fund the Company’s plans to increase returns to shareholders and accelerate certain investments.

We expect our fiscal 2018 consolidated effective tax rate to be approximately 23%, which includes a 6% benefit from the East China acquisition gain that is not subject to income tax and approximately 5% benefit from the enacted Tax Act. The benefit from the Tax Act included 3% of net expense related to the required transition tax partially offset by a benefit from remeasuring our net deferred tax liabilities. We continue to assess the effects of the Tax Act on our consolidated financial statements, and because of our ongoing assessment, the actual effective tax rate for fiscal 2018 may differ from our initial estimate, primarily due to changes in interpretations of the Tax Act, any legislative or regulatory actions to address questions that arise, any related changes in accounting standards, or any updates or changes to estimates the Company has utilized to calculate the impacts.
Comparable Store Sales
Starbucks comparable store sales for the second quarter of fiscal 2018:

	Quarter Ended Apr 1, 2018			Two Quarters Ended Apr 1, 2018
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	2%	(1)%	3%	2%	—%	2%
Americas	2%	—%	3%	2%	—%	2%
China/Asia Pacific	3%	—%	3%	2%	—%	2%
EMEA(1)	(1)%	(4)%	3%	(1)%	(4)%	3%
(1)Company-operated stores represent 16% of the EMEA segment store portfolio as of April 1, 2018.
Our comparable store sales represent the growth in revenues from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation. Refer to our Quarterly Store Data also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended			Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	% Change	Apr 1, 2018	Apr 2, 2017	% Change
Company-operated stores	$4,828.0	$4,195.4	15.1%	$9,569.8	$8,664.7	10.4%
Licensed stores	625.6	546.7	14.4	1,308.0	1,149.1	13.8
CPG, foodservice and other	578.2	551.9	4.8	1,227.7	1,213.2	1.2
Total net revenues	$6,031.8	$5,294.0	13.9%	$12,105.5	$11,027.0	9.8%
Quarter ended April 1, 2018 compared with quarter ended April 2, 2017
Total net revenues for the second quarter of fiscal 2018 increased $738 million compared to a year ago, primarily due to increased revenues from company-operated stores ($633 million). The growth in company-operated store revenues was driven by incremental revenues from the impact of our ownership change in East China ($302 million), incremental revenues from 857 net new Starbucks® company-operated store openings over the past 12 months ($209 million) and a 2% increase in comparable store sales ($94 million), attributable to a 3% increase in average ticket. Also contributing was favorable foreign currency translation ($77 million), partially offset by the sale of our Singapore retail operations in the fourth quarter of fiscal 2017 ($29 million) and the absence of revenue from the closure of our Teavana retail stores ($28 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($79 million), primarily due to increased product and equipment sales to and royalty revenues from our licensees ($72 million), largely due to the opening of 1,246 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales, the conversions of both the Singapore and Taiwan markets to fully licensed in the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018, respectively ($14 million), and favorable foreign currency translation ($11 million). These increases were partially offset by the impact of our ownership change in East China ($16 million).
CPG (consumer packaged goods), foodservice and other revenues increased $26 million, primarily driven by the increase in premium single-serve sales ($25 million) and lapping the prior year revenue deduction adjustment ($21 million), partially offset by the absence of revenue from the sale of our Tazo brand in the first quarter of fiscal 2018 ($27 million).

Two quarters ended April 1, 2018 compared with two quarters ended April 2, 2017
Total net revenues for the first two quarters of fiscal 2018 increased $1.1 billion compared to a year ago, primarily due to increased revenues from company-operated stores ($905 million). The growth in company-operated store revenues was driven by incremental revenues from 857 net new Starbucks® company-operated store openings over the past 12 months ($425 million), incremental revenues from the impact of our ownership change in East China ($302 million) and a 2% increase in comparable store sales ($166 million), attributable to a 2% increase in average ticket. Also contributing was favorable foreign currency translation ($103 million), partially offset by the sale of our Singapore retail operations in the fourth quarter of fiscal 2017 ($60 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($159 million), primarily due to increased product and equipment sales to and royalty revenues from our licensees ($143 million), largely due to the opening of 1,246 net new Starbucks® licensed stores over the past 12 months and improved comparable store sales and favorable foreign currency translation ($17 million).
CPG (consumer packaged goods), foodservice and other revenues increased $15 million, primarily driven by higher premium single-serve sales ($18 million), lapping the prior year revenue deduction adjustment ($13 million) and higher foodservice sales ($12 million). Partially offsetting these increases was the absence of revenue from the sale of our Tazo brand in the first quarter of fiscal 2018 ($34 million).
Operating Expenses

	Quarter Ended				Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
			As a % of Total Net Revenues				As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,516.0	$2,141.2	41.7%	40.4%	$5,018.9	$4,436.2	41.5%	40.2%
Store operating expenses	1,789.6	1,586.4	29.7	30.0	3,526.5	3,224.6	29.1	29.2
Other operating expenses	134.3	134.7	2.2	2.5	276.0	280.1	2.3	2.5
Depreciation and amortization expenses	331.6	253.6	5.5	4.8	590.4	503.3	4.9	4.6
General and administrative expenses	405.8	326.8	6.7	6.2	784.9	683.1	6.5	6.2
Restructuring and impairments	134.7	—	2.2	—	162.3	—	1.3	—
Total operating expenses	5,312.0	4,442.7	88.1	83.9	10,359.0	9,127.3	85.6	82.8
Income from equity investees	52.7	84.1	0.9	1.6	142.1	168.6	1.2	1.5
Operating income	$772.5	$935.4	12.8%	17.7%	$1,888.6	$2,068.3	15.6%	18.8%
Store operating expenses as a % of company-operated store revenues			37.1%	37.8%			36.9%	37.2%
Other operating expenses as a % of non-company-operated store revenues			11.2%	12.3%			10.9%	11.9%
Quarter ended April 1, 2018 compared with quarter ended April 2, 2017
Cost of sales including occupancy costs as a percentage of total net revenues increased 130 basis points for the second quarter of fiscal 2018, primarily due to a food-related mix shift in the Americas segment (approximately 110 basis points).
Store operating expenses as a percentage of total net revenues decreased 30 basis points for the second quarter of fiscal 2018. Store operating expenses as a percentage of company-operated store revenues decreased 70 basis points, primarily due to sales leverage (approximately 130 basis points), the impact of our ownership change in East China (approximately 80 basis points) and lower marketing spend (approximately 30 basis points), partially offset by increased partner investments in the Americas segment (approximately 140 basis points).
Other operating expenses as a percentage of total revenues decreased 30 basis points for the second quarter of fiscal 2018. Other operating expenses as a percentage of non-retail revenues decreased 110 basis points, primarily driven by sales leverage (approximately 100 basis points) and lower marketing expenses (approximately 40 basis points).

Depreciation and amortization expenses as a percentage of total net revenues increased 70 basis points, primarily due to the ownership change in East China (approximately 80 basis points).
General and administrative expenses as a percentage of total net revenues increased 50 basis points, primarily driven by higher salaries and benefits related to digital platforms, technology infrastructure and innovations (approximately 40 basis points) and higher performance-based compensation (approximately 20 basis points), partially offset by the impact of our ownership change in East China (approximately 20 basis points).
Restructuring and impairment expenses primarily relate to our ongoing efforts to streamline business operations. We recorded $105.3 million in restructuring costs related to the strategy to close our TeavanaTM/MC retail stores, including expenses associated with the early closure of stores and termination of agreements with franchisees. Additionally, we recorded $28.5 million in goodwill impairment for our Switzerland retail market.
Income from equity investees decreased $31 million, primarily due to the impact of our ownership changes in East China and Taiwan joint ventures.
The combination of these changes resulted in an overall decrease in operating margin of 490 basis points for the second quarter of fiscal 2018.
Two quarters ended April 1, 2018 compared with two quarters ended April 2, 2017
Cost of sales including occupancy costs as a percentage of total net revenues increased 130 basis points for the first two quarters of fiscal 2018, primarily due to a food-related mix shift in the Americas segment (approximately 110 basis points).
Store operating expenses as a percentage of total net revenues decreased 10 basis points for the first two quarters of fiscal 2018. Store operating expenses as a percentage of company-operated store revenues decreased 30 basis points, primarily driven by the impact of our ownership change in East China (approximately 30 basis points).
Other operating expenses as a percentage of total revenues decreased 20 basis points for the first two quarters of fiscal 2018. Other operating expenses as a percentage of non-retail revenues decreased 100 basis points, primarily driven by sales leverage (approximately 100 basis points) and lower marketing expenses (approximately 40 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 30 basis points, primarily due to the impact of our ownership change in East China (approximately 40 basis points).
General and administrative expenses as a percentage of total net revenues increased 30 basis points, primarily due to higher salaries and benefits related to digital platforms, technology infrastructure and innovations (approximately 40 basis points), partially offset by the impact of our ownership change in East China (approximately 10 basis points).
Restructuring and impairment expenses primarily relate to our ongoing efforts to streamline business operations. We recorded $131.3 million in restructuring costs related to the strategy to close our TeavanaTM/MC retail stores, including expenses associated with the early closure of stores and termination of agreements with franchisees. Additionally, we recorded $28.5 million in goodwill impairment for our Switzerland retail market.
Income from equity investees decreased $27 million, primarily due to the impact of our ownership changes in East China and Taiwan joint ventures.
The combination of these changes resulted in an overall decrease in operating margin of 320 basis points for the first two quarters of fiscal 2018.

Other Income and Expenses

	Quarter Ended				Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
			As a % of Total Net Revenues				As a % of Total Net Revenues
Operating income	$772.5	$935.4	12.8%	17.7%	$1,888.6	$2,068.3	15.6%	18.8%
Gain resulting from acquisition of joint venture	47.6	—	0.8	—	1,373.9	—	11.3	—
Gain/(loss) resulting from divestiture of certain operations	(4.9)	9.6	(0.1)	0.2	496.3	9.6	4.1	0.1
Interest income and other, net	35.5	58.3	0.6	1.1	123.7	82.4	1.0	0.7
Interest expense	(35.1)	(22.9)	(0.6)	(0.4)	(61.0)	(46.7)	(0.5)	(0.4)
Earnings before income taxes	815.6	980.4	13.5	18.5	3,821.5	2,113.6	31.6	19.2
Income tax expense	155.8	327.6	2.6	6.2	911.6	709.0	7.5	6.4
Net earnings including noncontrolling interests	659.8	652.8	10.9	12.3	2,909.9	1,404.6	24.0	12.7
Net earnings/(loss) attributable to noncontrolling interests	(0.3)	—	—	—	(0.4)	(0.3)	—	—
Net earnings attributable to Starbucks	$660.1	$652.8	10.9%	12.3%	$2,910.3	$1,404.9	24.0%	12.7%
Effective tax rate including noncontrolling interests			19.1%	33.4%			23.9%	33.5%
Quarter ended April 1, 2018 compared with quarter ended April 2, 2017
Gain resulting from acquisition of joint venture was the result of finalizing the purchase price and fair value of our prior 50% ownership interest in our East China joint venture in the second quarter of fiscal 2018.
Loss resulting from divestiture of certain operations in the current quarter was primarily due to the net loss from the sale of our Brazil retail operations, partially offset by the finalization of the gain from the sale of our Taiwan joint venture. The prior year gain was related to an adjustment associated with estimated indemnifications related to the sale of our Germany retail operations.
Net interest income and other decreased $23 million primarily due to lapping the gain on the sale of our investment in Square, Inc. warrants, partially offset by higher breakage income recognized on unredeemed stored value card balances.
Interest expense increased $12 million primarily related to additional interest incurred on long-term debt issued in November 2017 and March 2018.
The effective tax rate for the quarter ended April 1, 2018 was 19.1% compared to 33.4% for the same quarter in fiscal 2017. The decrease was primarily due to the gain on the purchase of our East China joint venture that is not subject to income tax (approximately 760 basis points), the Tax Act (approximately 360 basis points) and the adoption of the new stock-based compensation guidance (approximately 270 basis points). The impact from the Tax Act included favorability from the lower corporate income tax rate applied to our fiscal 2018 results (approximately 650 basis points) and the remeasurement of our net deferred tax liabilities (approximately 40 basis points). This favorability was partially offset by the estimated transition tax on our accumulated undistributed foreign earnings (approximately 320 basis points). See Note 11, Income Taxes, for further discussion.
Two quarters ended April 1, 2018 compared two quarters ended April 2, 2017
Gain resulting from acquisition of joint venture was due to remeasuring our preexisting 50% ownership interest in our East China joint venture to fair value upon acquisition.
Gains resulting from divestiture of certain operations primarily consist of sales of our Tazo brand and Taiwan joint venture, partially offset by the net loss from the sale of our Brazil retail operations in fiscal 2018. The prior year gain was related to the adjustment associated with estimated indemnifications related to the sale of our Germany retail operations.
Net interest income and other increased $41 million primarily due to recognizing higher breakage income on unredeemed stored value card balances, partially offset by lapping the gain on the sale of our investment in Square, Inc. warrants.

Interest expense increased $14 million primarily related to additional interest incurred on long-term debt issued in November 2017 and March 2018.
The effective tax rate for the two quarters ended April 1, 2018 was 23.9% compared to 33.5% for the same period in fiscal 2017. The decrease was primarily due to the East China acquisition gain that is not subject to income tax (approximately 560 basis points) and the Tax Act (approximately 350 basis points). The impact from the Tax Act included favorability from the lower corporate income tax rate applied to our fiscal 2018 results (approximately 780 basis points) and the remeasurement of our net deferred tax liabilities (approximately 200 basis points). This favorability was partially offset by the estimated transition tax on our accumulated undistributed foreign earnings (approximately 620 basis points). See Note 11, Income Taxes, for further discussion.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
			As a % of Americas Total Net Revenues				As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$3,564.8	$3,334.9	89.0%	89.6%	$7,351.8	$6,895.9	88.9%	89.4%
Licensed stores	429.3	376.7	10.7	10.1	896.0	798.0	10.8	10.3
Foodservice and other	9.4	8.8	0.2	0.2	21.5	17.9	0.3	0.2
Total net revenues	4,003.5	3,720.4	100.0	100.0	8,269.3	7,711.8	100.0	100.0
Cost of sales including occupancy costs	1,534.4	1,354.9	38.3	36.4	3,138.2	2,795.2	38.0	36.2
Store operating expenses	1,411.8	1,299.1	35.3	34.9	2,845.3	2,655.5	34.4	34.4
Other operating expenses	34.7	31.5	0.9	0.8	72.2	63.4	0.9	0.8
Depreciation and amortization expenses	160.4	155.4	4.0	4.2	318.4	307.8	3.9	4.0
General and administrative expenses	60.0	53.4	1.5	1.4	112.1	105.3	1.4	1.4
Restructuring and impairments	0.9	—	—	—	2.5	—	—	—
Total operating expenses	3,202.2	2,894.3	80.0	77.8	6,488.7	5,927.2	78.5	76.9
Operating income	$801.3	$826.1	20.0%	22.2%	$1,780.6	$1,784.6	21.5%	23.1%
Store operating expenses as a % of company-operated store revenues			39.6%	39.0%			38.7%	38.5%
Other operating expenses as a % of non-company-operated store revenues			7.9%	8.2%			7.9%	7.8%
Quarter ended April 1, 2018 compared with quarter ended April 2, 2017
Revenues
Americas total net revenues for the second quarter of fiscal 2018 increased $283 million, or 8%, primarily due to higher revenues from company-operated stores ($230 million) and licensed stores ($53 million).
The increase in company-operated store revenues was driven by incremental revenues from 421 net new Starbucks® company-operated store openings over the past 12 months ($141 million) and a 2% increase in comparable store sales ($77 million), primarily attributable to a 3% increase in average ticket.
The increase in licensed store revenues was driven by higher product sales to and royalty revenues from our licensees ($43 million), primarily resulting from the opening of 545 net new licensed stores over the past 12 months and improved comparable store sales.

Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 190 basis points for the second quarter of fiscal 2018, primarily due to a food-related mix shift (approximately 100 basis points).
Store operating expenses as a percentage of total net revenues increased 40 basis points for the second quarter of fiscal 2018. Store operating expenses as a percentage of company-operated store revenues increased 60 basis points, primarily driven by increased investments in our store partners (approximately 150 basis points), partially offset by lower marketing spend (approximately 60 basis points).
Other operating expenses as a percentage of total revenues increased 10 basis points for the second quarter of fiscal 2018. Other operating expenses as a percentage of non-retail revenues decreased 30 basis points, primarily due to sales leverage (approximately 30 basis points).
Depreciation and amortization expenses as a percentage of total net revenues decreased 20 basis points for the second quarter of fiscal 2018, primarily due to sales leverage (approximately 10 basis points) and new store performance (approximately 10 basis points).
Restructuring expenses of $0.9 million were associated with the early closure of certain North American Starbucks® company-operated stores and their related obligations in fiscal 2018.
The combination of these changes resulted in an overall decrease in operating margin of 220 basis points for the second quarter of fiscal 2018.
Two quarters ended April 1, 2018 compared with two quarters ended April 2, 2017
Revenues
Americas total net revenues for the first two quarters of fiscal 2018 increased $558 million, or 7%, primarily due to higher revenues from company-operated stores ($456 million) and licensed stores ($98 million).
The increase in company-operated store revenues was driven by incremental revenues from 421 net new Starbucks® company-operated store openings over the past 12 months ($284 million) and a 2% increase in comparable store sales ($144 million), attributable to a 2% increase in average ticket.
The increase in licensed store revenues was driven by higher product sales to and royalty revenues from our licensees ($90 million), primarily resulting from the opening of 545 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 180 basis points for the first two quarters of fiscal 2018, primarily due to a food-related mix shift (approximately 120 basis points).
Store operating expenses as a percentage of total net revenues were flat. Store operating expenses as a percentage of company-operated store revenues increased 20 basis points, primarily driven by increased investments in our store partners (approximately 100 basis points), partially offset by sales leverage (approximately 40 basis points) and lower marketing spend (approximately 30 basis points).
Restructuring expenses of $2.5 million were associated with the early closure of certain North American Starbucks® company-operated stores and their related obligations in fiscal 2018.
The combination of these changes resulted in an overall decrease in operating margin of 160 basis points for the first two quarters of fiscal 2018.

China/Asia Pacific

	Quarter Ended				Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
			As a % of CAP Total Net Revenues				As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$1,098.6	$687.8	92.6%	89.5%	$1,841.1	$1,379.2	90.7%	89.6%
Licensed stores	84.3	78.4	7.1	10.2	182.6	156.4	9.0	10.2
Foodservice and other	3.5	2.7	0.3	0.4	6.3	4.0	0.3	0.3
Total net revenues	1,186.4	768.9	100.0	100.0	2,030.0	1,539.6	100.0	100.0
Cost of sales including occupancy costs	510.6	333.5	43.0	43.4	882.3	670.8	43.5	43.6
Store operating expenses	306.5	202.5	25.8	26.3	525.1	406.8	25.9	26.4
Other operating expenses	18.6	17.6	1.6	2.3	39.8	36.7	2.0	2.4
Depreciation and amortization expenses	121.6	49.3	10.2	6.4	175.3	98.0	8.6	6.4
General and administrative expenses	41.2	34.2	3.5	4.4	73.6	74.8	3.6	4.9
Total operating expenses	998.5	637.1	84.2	82.9	1,696.1	1,287.1	83.6	83.6
Income from equity investees	16.7	44.1	1.4	5.7	67.5	86.6	3.3	5.6
Operating income	$204.6	$175.9	17.2%	22.9%	$401.4	$339.1	19.8%	22.0%
Store operating expenses as a % of company-operated store revenues			27.9%	29.4%			28.5%	29.5%
Other operating expenses as a % of non-company-operated store revenues			21.2%	21.7%			21.1%	22.9%
Discussion of our China/Asia Pacific segment results below reflects the impact of fully consolidating our East China business due to the ownership change from an equity method joint venture to a company-operated market since the acquisition date of December 31, 2017. Under the joint venture model, we recognized royalties and product sales within revenue and related product cost of sales as well as our proportionate share of East China's net earnings, which we recognized within income from equity investees. This resulted in a higher operating margin. Under the company-operated ownership model, East China’s operating results are reflected in most income statement lines of this segment and will have an operating margin more in line with that of our other retail businesses over time.
Quarter ended April 1, 2018 compared with quarter ended April 2, 2017
Revenues
China/Asia Pacific total net revenues for the second quarter of fiscal 2018 increased $418 million, or 54% over the prior year period, primarily driven by higher company-operated store revenues ($411 million), due to the impact of the ownership change in East China ($302 million), incremental revenues from 443 net new company-operated store openings over the past 12 months ($68 million), favorable foreign currency translation ($52 million) and a 3% increase in comparable store sales ($19 million). These increases were partially offset by the conversion of our Singapore retail business to fully licensed operations in the fourth quarter of fiscal 2017 ($29 million).
Licensed store revenues increased $6 million driven by the conversion of our Taiwan joint venture to fully licensed operations in the first quarter of fiscal 2018 ($9 million), increased product sales to and royalty revenues from licensees ($7 million), primarily resulting from the opening of 316 net new licensed stores over the past 12 months and the ownership change of Singapore ($5 million), partially offset by the impact of the ownership change in East China ($16 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 40 basis points for the second quarter of fiscal 2018, primarily driven by the ownership change in East China (approximately 80 basis points).

Store operating expenses as a percentage of total net revenues decreased 50 basis points for the second quarter of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses decreased 150 basis points, primarily due to the impact of the ownership change in East China (approximately 100 basis points).
Other operating expenses as a percentage of total net revenues decreased 70 basis points for the second quarter of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses decreased 50 basis points in the second quarter, primarily due to the impact of the ownership changes in Singapore and Taiwan (approximately 370 basis points) and the lapping of certain business taxes (approximately 160 basis points), partially offset by the impact of the ownership change in East China (approximately 430 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 380 basis points, primarily due to the ownership change in East China (approximately 400 basis points).
General and administrative expenses as a percentage of total net revenues decreased 90 basis points for the second quarter of fiscal 2018, primarily due to the impact of the ownership change in East China (approximately 50 basis points) and sales leverage on salaries and benefits.
Income from equity investees decreased $27 million due to the ownership changes in East China and Taiwan joint ventures.
The combination of these changes resulted in an overall decrease in operating margin of 570 basis points for the second quarter of fiscal 2018.
Two quarters ended April 1, 2018 compared with two quarters ended April 2, 2017
Revenues
China/Asia Pacific total net revenues for the first two quarters of fiscal 2018 increased $490 million, or 32% over the prior year period, primarily from higher company-operated store revenues ($462 million), due to the impact of our ownership change in East China ($302 million), incremental revenues from 443 net new company-operated store openings over the past 12 months ($141 million), favorable foreign currency translation ($55 million) and a 2% increase in comparable store sales ($25 million). Partially offsetting these increases was the conversion of our Singapore retail business to fully licensed operations in the fourth quarter of fiscal 2017 ($60 million).
Licensed store revenues increased $26 million driven by increased product sales to and royalty revenues from licensees ($22 million), primarily resulting from the opening of 316 net new licensed stores over the past 12 months, the conversion of our Singapore retail operations to fully licensed operations in the fourth quarter of fiscal 2017 ($10 million) and the conversion of our Taiwan joint venture to fully licensed operations in the first quarter of fiscal 2018 ($9 million). These increases were partially offset by the absence of revenues from our ownership change in East China ($16 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 10 basis points for the first two quarters of fiscal 2018, primarily due to the ownership change in East China (approximately 50 basis points), offset by product mix shift.
Store operating expenses as a percentage of total net revenues decreased 50 basis points for the first two quarters of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses decreased 100 basis points, primarily due to the ownership change in East China (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues decreased 40 basis points for the first two quarters of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses decreased 180 basis points in the first two quarters, primarily due to the impact of the ownership changes in Singapore and Taiwan (approximately 210 basis points) and the lapping of certain business taxes (approximately 200 basis points), partially offset by the impact of our ownership change in East China (approximately 200 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 220 basis points due to the ownership change in East China (approximately 220 basis points).
General and administrative expenses as a percentage of total net revenues decreased 130 basis points for the first two quarters of fiscal 2018, primarily due to sales leverage on salaries and benefits and the impact of the ownership change in East China (approximately 40 basis points).
Income from equity investees decreased $19 million primarily due to the ownership changes in our East China and Taiwan joint ventures, partially offset by higher income from our South Korea joint venture operations and favorable foreign currency translation.
The combination of these changes and favorable foreign currency translation (approximately 60 basis points) resulted in an overall decrease in operating margin of 220 basis points for the first two quarters of fiscal 2018.

EMEA

	Quarter Ended				Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
			As a % of EMEA Total Net Revenues				As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$138.7	$127.5	52.1%	55.0%	$290.2	$273.4	52.8%	55.4%
Licensed stores	112.0	90.9	42.1	39.2	228.2	193.0	41.5	39.1
Foodservice	15.4	13.3	5.8	5.7	31.5	27.5	5.7	5.6
Total net revenues	266.1	231.7	100.0	100.0	549.9	493.9	100.0	100.0
Cost of sales including occupancy costs	145.1	122.6	54.5	52.9	297.2	258.7	54.0	52.4
Store operating expenses	57.7	50.3	21.7	21.7	112.4	97.1	20.4	19.7
Other operating expenses	20.0	14.1	7.5	6.1	36.3	30.2	6.6	6.1
Depreciation and amortization expenses	8.1	7.6	3.0	3.3	15.8	15.2	2.9	3.1
General and administrative expenses	11.0	9.4	4.1	4.1	25.0	21.1	4.5	4.3
Restructuring and impairments	28.5	—	10.7	—	28.5	—	5.2	—
Total operating expenses	270.4	204.0	101.6	88.0	515.2	422.3	93.7	85.5
Operating income/(loss)	$(4.3)	$27.7	(1.6)%	12.0%	$34.7	$71.6	6.3%	14.5%
Store operating expenses as a % of company-operated store revenues			41.6%	39.5%			38.7%	35.5%
Other operating expenses as a % of non-company-operated store revenues			15.7%	13.5%			14.0%	13.7%
Quarter ended April 1, 2018 compared with quarter ended April 2, 2017
Revenues
EMEA total net revenues increased $34 million, or 15%, for the second quarter of fiscal 2018, primarily due to higher revenue from licensed stores ($21 million) and company-operated stores ($11 million).
Company-operated stores increased $11 million or 9%, primarily due to favorable foreign currency translation ($15 million), partially offset by a decrease in comparable store sales ($2 million). Our company-operated stores represent 16% of the EMEA store portfolio as of April 1, 2018 compared to 18% in the prior year.
Licensed store revenues increased $21 million, or 23%, due to favorable foreign currency translation ($9 million) and higher product sales to and royalty revenues from our licensees ($9 million), primarily resulting from the opening of 385 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 160 basis points for the second quarter of fiscal 2018, primarily due to growth in licensed stores which have a lower gross margin (approximately 160 basis points) and a food-related mix shift (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues were flat for the second quarter of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses increased 210 basis points, primarily due to sales deleverage on salaries and benefits in certain company-operated stores, largely due to increased minimum wage in certain markets.
Other operating expenses as a percentage of total net revenues increased 140 basis points for the second quarter of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses increased 220 basis points, primarily due to business optimization expenses (approximately 220 basis points).
The recorded impairment expense was associated with our Switzerland retail reporting unit, which we fully acquired in the fourth quarter of fiscal 2011. The strength of the Swiss franc, continued shift of consumer behaviors to neighboring countries and the relocations of certain businesses in recent years have sustained beyond our prior projections. Moreover, the investments and improvements we have made have not sufficiently slowed the performance decline as quickly as we anticipated. Therefore, we do not expect to fully recover the reporting unit's carrying value and recorded a goodwill impairment charge of $28.5 million.
The combination of these changes resulted in an overall decrease in operating margin of 14 percent for the second quarter of fiscal 2018.
Two quarters ended April 1, 2018 compared with two quarters ended April 2, 2017
Revenues
EMEA total net revenues increased $56 million, or 11%, for the first two quarters of fiscal 2018, primarily due to higher revenue from licensed stores ($35 million) and company-operated stores ($17 million).
Company-operated stores increased $17 million or 6% primarily due to favorable foreign currency translation ($24 million), partially offset by a decrease in comparable store sales ($4 million). Our company-operated stores represent 16% of the EMEA store portfolio as of April 1, 2018 compared to 18% in the prior year.
Licensed store revenues increased $35 million, or 18%, due to higher product sales to and royalty revenues from our licensees ($18 million), primarily resulting from the opening of 385 net new licensed stores over the past 12 months, and favorable foreign currency translation ($15 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 160 basis points for the first two quarters of fiscal 2018, primarily due to growth in licensed stores which have a lower gross margin (approximately 100 basis points) and a food-related mix shift (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues increased 70 basis points for the first two quarters of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses increased 320 basis points for the first two quarters, primarily due to sales deleverage on salaries and benefits in certain company-operated stores, largely due to increased minimum wage in certain markets (approximately 350 basis points).
Other operating expenses as a percentage of total net revenues increased 50 basis points for the first two quarters of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses increased 30 basis points for the first two quarters, primarily due to business process optimization expenses (approximately 150 basis points) offset by sales leverage driven by the shift to more licensed stores (approximately 120 basis points).
General and administrative expenses as a percentage of total net revenues increased 20 basis points, primarily due to higher salaries and benefits.
The recorded impairment expense was associated with our Switzerland reporting unit, which we fully acquired in the fourth quarter of fiscal 2011. The strength of the Swiss franc, continued shift of consumer behaviors to neighboring countries and the relocations of certain businesses in recent years have sustained beyond our prior projections. Moreover, the investments and improvements we have made have not sufficiently slowed the performance decline as quickly as we anticipated. Therefore, we do not expect to fully recover the reporting unit's carrying value and recorded a goodwill impairment charge of $28.5 million.
The combination of these changes resulted in an overall decrease in operating margin of 820 basis points for the first two quarters of fiscal 2018.

Channel Development

	Quarter Ended				Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
			As a % of Channel Development Total Net Revenues				As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$379.9	$346.3	75.9%	75.1%	$815.6	$783.3	76.9%	77.2%
Foodservice	120.3	115.0	24.1	24.9	244.8	231.6	23.1	22.8
Total net revenues	500.2	461.3	100.0	100.0	1,060.4	1,014.9	100.0	100.0
Cost of sales	268.0	254.5	53.6	55.2	564.3	543.0	53.2	53.5
Other operating expenses	49.4	50.5	9.9	10.9	104.9	110.9	9.9	10.9
Depreciation and amortization expenses	0.2	0.6	—	0.1	0.7	1.2	0.1	0.1
General and administrative expenses	3.3	2.1	0.7	0.5	6.7	5.4	0.6	0.5
Total operating expenses	320.9	307.7	64.2	66.7	676.6	660.5	63.8	65.1
Income from equity investees	36.0	40.0	7.2	8.7	74.6	82.0	7.0	8.1
Operating income	$215.3	$193.6	43.0%	42.0%	$458.4	$436.4	43.2%	43.0%
Quarter ended April 1, 2018 compared with quarter ended April 2, 2017
Revenues
Channel Development total net revenues for the second quarter of fiscal 2018 increased $39 million or 8% when compared to the prior year period primarily driven by higher sales of premium single-serve products ($25 million), lapping a prior year revenue deduction adjustment ($21 million) and increased sales in our packaged coffee, foodservice and international channels ($14 million), partially offset by the absence of revenue from the sale of our Tazo brand in the first quarter of fiscal 2018 ($27 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 160 basis points for the second quarter, primarily driven by lapping a prior year revenue deduction adjustment recorded in the second quarter of fiscal 2017 (approximately 180 basis points), partially offset by higher commodity costs (approximately 20 basis points).
Other operating expenses as a percentage of total net revenues decreased 100 basis points, primarily driven by sales leverage (approximately 160 basis points) and to a lesser extent lower marketing expenses, partially offset by higher performance-based compensation (approximately 30 basis points).
Income from equity investees decreased $4 million due to lower income from our North American Coffee Partnership joint venture, primarily driven by decreased sales of Frappuccino®, Doubleshot® and Iced Coffee beverages.
The combination of these changes resulted in an overall increase in operating margin of 100 basis points for the second quarter of fiscal 2018.
Two quarters ended April 1, 2018 compared with two quarters ended April 2, 2017
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2018 increased $46 million or 4% when compared to the prior year period primarily driven by our packaged coffee, foodservice and international channels ($30 million), premium single-serve products ($18 million) and lapping a prior year revenue deduction adjustment ($13 million), partially offset by the absence of revenue from the sale of our Tazo brand in the first quarter of fiscal 2018 ($34 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 30 basis points for the first two quarters, primarily driven by lapping a prior year revenue deduction adjustment in second quarter of fiscal 2017 (approximately 60 basis points), partially offset by higher commodity costs (approximately 10 basis points).

Other operating expenses as a percentage of total net revenues decreased 100 basis points for the first two quarters, primarily driven by sales leverage (approximately 110 basis points) and lower marketing expenses (approximately 90 basis points), partially offset by higher performance-based compensation (approximately 20 basis points) and the absence of Tazo revenue (approximately 10 basis points).
Income from equity investees decreased $7 million due to lower income from our North American Coffee Partnership joint venture, primarily driven by decreased sales of Frappuccino®, Doubleshot®and Iced Coffee beverages.
The combination of these changes resulted in an overall increase in operating margin of 20 basis points for the first two quarters of fiscal 2018.
All Other Segments

	Quarter Ended			Two Quarters Ended
	Apr 1, 2018	Apr 2, 2017	% Change	Apr 1, 2018	Apr 2, 2017	% Change
Net revenues:
Company-operated stores	$25.9	$45.2	(42.7)%	$86.7	$116.2	(25.4)%
Licensed stores	—	0.7	(100.0)	1.2	1.7	(29.4)
CPG, foodservice and other	49.7	65.8	(24.5)	108.0	148.9	(27.5)
Total net revenues	75.6	111.7	(32.3)	195.9	$266.8	(26.6)
Cost of sales including occupancy costs	57.8	74.1	(22.0)	137.0	164.5	(16.7)
Store operating expenses	13.6	34.5	(60.6)	43.7	65.2	(33.0)
Other operating expenses	10.7	20.7	(48.3)	22.1	38.2	(42.1)
Depreciation and amortization expenses	1.0	3.5	(71.4)	1.7	6.3	(73.0)
General and administrative expenses	2.0	4.4	(54.5)	4.7	8.0	(41.3)
Restructuring and impairments	105.3	—	nm	131.3	—	nm
Total operating expenses	190.4	137.2	38.8	340.5	282.2	20.7
Operating loss	$(114.8)	$(25.5)	nm	$(144.6)	$(15.4)	839.0%
All Other Segments primarily includes Seattle’s Best Coffee, as well as Starbucks Reserve® and Roastery businesses and Teavana-branded stores. The operating loss was primarily due to restructuring costs related to our strategy to close TeavanaTM/MC retail stores and focus on Teavana within the Starbucks® stores. We recorded $105.3 million and $131.3 million in restructuring-related costs, including expenses associated with the early closure of stores and termination of agreements with franchisees, for the quarter and two quarters ended April 1, 2018, respectively.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Americas (1)
Company-operated stores	(29)	82	83	157	9,496	9,176
Licensed stores	216	118	382	294	7,528	6,882
Total Americas	187	200	465	451	17,024	16,058
China/Asia Pacific (2)
Company-operated stores	134	67	1,746	171	4,816	2,982
Licensed stores	82	120	(1,230)	319	3,179	3,951
Total China/Asia Pacific	216	187	516	490	7,995	6,933
EMEA
Company-operated stores	(7)	—	(6)	(18)	496	505
Licensed stores	71	46	193	159	2,665	2,278
Total EMEA	64	46	187	141	3,161	2,783
All Other Segments (3)
Company-operated stores	(285)	(7)	(286)	(9)	4	349
Licensed stores	(12)	1	(12)	3	25	38
Total All Other Segments	(297)	(6)	(298)	(6)	29	387
Total Company	170	427	870	1,076	28,209	26,161
(1) Americas store data includes the transfer of 112 company-operated retail stores in Brazil to licensed stores as a result of the sale of our Brazil retail operations in the second quarter of fiscal 2018.

(2) China/Asia Pacific store data includes the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018.

(3) As of April 1, 2018, All Other Segments includes 25 licensed Teavana-branded stores.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $2.5 billion as of April 1, 2018 and $3.2 billion as of October 1, 2017. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities and agency obligations. As of April 1, 2018, approximately $1.2 billion of our cash and investments were held in foreign subsidiaries.
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
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of April 1, 2018, we were in compliance with all applicable credit facility covenants.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. We borrowed and repaid $500 million under our commercial paper program during the second quarter of fiscal 2018. As of April 1, 2018, we had no outstanding borrowings under the program.
The indentures under which all of our Senior Notes were issued, as detailed in Note 8, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of April 1, 2018, we were in compliance with all applicable covenants.
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
On February 26, 2018, we issued long-term debt in an underwritten registered public offering, which consisted of $1 billion of 5-year 3.100% Senior Notes (the “2023 notes”) due March 2023 and $600 million of 10-year 3.500% Senior Notes (the “2028 notes”) due March 2028. We will use the net proceeds from the offering for general corporate purposes, including repurchases of Starbucks common stock under our ongoing share repurchase program and payment of dividends. Interest on the 2023 and 2028 notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2018.
See Note 8, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
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
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of April 1, 2018 to be indefinitely reinvested and, accordingly no foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need for, repatriated funds to the U.S. to satisfy domestic liquidity needs. However, the Tax Act requires a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments. This one-time transition tax is payable over eight years, with most of the cash outlay expected to be made in the later years. In connection with our initial analysis, we have estimated a provisional amount of $276 million, of which $246 million of income taxes payable was included in other long-term liabilities on the condensed consolidated balance sheet, as of April 1, 2018. See Note 11, Income Taxes, for further discussion.
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
During the second quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.30 per share to be paid on May 25, 2018 to shareholders of record as of the close of business on May 10, 2018.
We repurchased 55.9 million shares of common stock, or $3.2 billion, during the first two quarters of fiscal 2018 under our ongoing share repurchase program. The number of remaining shares authorized for repurchase as of April 1, 2018 under the authorization announced on April 21, 2016 totaled 24.4 million. On April 26, 2018, the Company announced an additional 100 million shares being authorized for repurchase.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2018 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our developing Siren Retail business and our supply chain and corporate facilities. Total capital expenditures for fiscal 2018 are expected to be approximately $2.0 billion.
Cash Flows
Cash provided by operating activities was $2.3 billion for the first two quarters of fiscal 2018, compared to $2.0 billion for the same period in fiscal 2017. The change was primarily due to timing of tax payments and changes in our working capital accounts.
Cash used by investing activities for the first two quarters of fiscal 2018 totaled $1.2 billion, compared to cash used by investing activities of $565.3 million for the same period in fiscal 2017. The change was primarily due to cash used to acquire the 50% ownership interest in our East China joint venture in the first quarter of fiscal 2018, partially offset by the proceeds from the divestiture of certain operations.
Cash used by financing activities for the first two quarters of fiscal 2018 and fiscal 2017 totaled $1.4 billion. The increase in share repurchases in fiscal 2018 was largely offset by higher proceeds from issuance of long-term debt in the same period.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $14.9 billion in total contractual obligations as of October 1, 2017. Other than the issuance of our 2023 notes and our 2028 notes in the second quarter of fiscal 2018 and the issuance of our 2020 notes and our 2047 notes in the first quarter of fiscal 2018 as described in Note 8, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
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
During the second quarter of fiscal 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (April 1, 2018).
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
We acquired our East China joint venture on December 31, 2017 (see Note 2, Acquisitions and Divestitures, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q). As permitted by the Securities Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded East China from its evaluation of internal control over financial reporting as of April 1, 2018. We are in the process of documenting and testing East China's internal controls over financial reporting and plan to incorporate East China in our evaluation of internal controls over financial reporting beginning in the first quarter of fiscal 2019. East China contributed $3.5 billion to our consolidated total assets as of April 1, 2018, and $301.6 million and $26.2 million to our consolidated net revenues and net income, respectively, for the quarter ended April 1, 2018.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this 10-Q.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 13, Commitments and Contingencies, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended April 1, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
January 1, 2018 — January 28, 2018	3,340,090	$58.56	3,340,090	48,503,079
January 29, 2018 — February 25, 2018	15,518,307	55.74	15,518,307	32,984,772
February 26, 2018 — April 1, 2018	8,570,348	57.48	8,570,348	24,414,424
Total	27,428,745	$56.63	27,428,745

(1)	Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2018.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

(3)
This column includes the total number of shares available for repurchase under the authorization announced on April 21, 2016 as part of our ongoing share repurchase program. These amounts do not include the additional 100 million shares authorized for repurchase announced on April 26, 2018. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through September 13, 2016)	8-K	0-20322	9/16/2016	3.1
4.1	Third Supplemental Indenture, dated as of February 28, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	8-K	0-20322	02/28/2018	4.2
4.2	Form of 3.100% Senior Notes due March 1, 2023	8-K	0-20322	02/28/2018	4.3
4.3	Form of 3.500% Senior Notes due March 1, 2028	8-K	0-20322	02/28/2018	4.4
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended April 1, 2018, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 1, 2018

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer