Form 10-Q
period 2018-07-01
STARBUCKS CORP
filed 2018-07-31
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 25, 2018
Common Stock, par value $0.001 per share	1,349.1 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended July 1, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net revenues:
Company-operated stores	$5,060.4	$4,509.0	$14,630.3	$13,173.7
Licensed stores	660.6	588.3	1,968.6	1,737.4
CPG, foodservice and other	589.3	564.2	1,817.0	1,777.4
Total net revenues	6,310.3	5,661.5	18,415.9	16,688.5
Cost of sales including occupancy costs	2,554.9	2,249.1	7,573.7	6,685.3
Store operating expenses	1,825.0	1,628.9	5,351.6	4,853.5
Other operating expenses	148.0	142.5	424.0	422.7
Depreciation and amortization expenses	330.0	252.6	920.4	756.0
General and administrative expenses	468.7	325.0	1,253.6	1,008.2
Restructuring and impairments	16.9	120.2	179.2	120.2
Total operating expenses	5,343.5	4,718.3	15,702.5	13,845.9
Income from equity investees	71.4	101.0	213.5	269.5
Operating income	1,038.2	1,044.2	2,926.9	3,112.1
Gain resulting from acquisition of joint venture	2.5	—	1,376.4	—
Net gain resulting from divestiture of certain operations	—	—	496.3	9.6
Interest income and other, net	31.5	31.7	155.2	114.1
Interest expense	(45.4)	(23.5)	(106.4)	(70.2)
Earnings before income taxes	1,026.8	1,052.4	4,848.4	3,165.6
Income tax expense	174.8	361.1	1,086.5	1,070.1
Net earnings including noncontrolling interests	852.0	691.3	3,761.9	2,095.5
Net loss attributable to noncontrolling interests	(0.5)	(0.3)	(0.9)	(0.6)
Net earnings attributable to Starbucks	$852.5	$691.6	$3,762.8	$2,096.1
Earnings per share - basic	$0.62	$0.48	$2.69	$1.44
Earnings per share - diluted	$0.61	$0.47	$2.67	$1.43
Weighted average shares outstanding:
Basic	1,377.1	1,447.7	1,397.7	1,452.8
Diluted	1,388.5	1,459.4	1,409.9	1,464.9
Cash dividends declared per share	$0.36	$0.25	$0.96	$0.75
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net earnings including noncontrolling interests	$852.0	$691.3	$3,761.9	$2,095.5
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(0.5)	1.6	(6.5)	(9.9)
Tax (expense)/benefit	0.1	(0.6)	1.8	3.0
Unrealized gains/(losses) on cash flow hedging instruments	46.0	(15.2)	0.6	64.8
Tax (expense)/benefit	(10.4)	2.5	(1.2)	(16.3)
Unrealized gains/(losses) on net investment hedging instruments	32.4	2.7	(11.8)	18.6
Tax (expense)/benefit	(8.3)	(1.0)	2.8	(6.9)
Translation adjustment and other	(281.9)	38.0	(70.3)	(75.2)
Tax (expense)/benefit	1.3	(1.8)	3.5	(0.9)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	(17.5)	(6.4)	38.0	(67.9)
Tax expense/(benefit)	3.2	1.5	(4.0)	14.0
Other comprehensive income/(loss)	(235.6)	21.3	(47.1)	(76.7)
Comprehensive income including noncontrolling interests	616.4	712.6	3,714.8	2,018.8
Comprehensive loss attributable to noncontrolling interests	(0.5)	(0.3)	(0.9)	(0.6)
Comprehensive income attributable to Starbucks	$616.9	$712.9	$3,715.7	$2,019.4

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jul 1, 2018	Oct 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,892.1	$2,462.3
Short-term investments	84.5	228.6
Accounts receivable, net	854.8	870.4
Inventories	1,387.4	1,364.0
Prepaid expenses and other current assets	1,364.6	358.1
Total current assets	5,583.4	5,283.4
Long-term investments	261.4	542.3
Equity and cost investments	323.4	481.6
Property, plant and equipment, net	5,689.6	4,919.5
Deferred income taxes, net	149.1	795.4
Other long-term assets	404.7	362.8
Other intangible assets	1,122.9	441.4
Goodwill	3,647.6	1,539.2
TOTAL ASSETS	$17,182.1	$14,365.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$921.1	$782.5
Accrued liabilities	2,320.7	1,934.5
Insurance reserves	215.4	215.2
Stored value card liability	1,444.6	1,288.5
Short-term debt	300.0	—
Current portion of long-term debt	349.8	—
Total current liabilities	5,551.6	4,220.7
Long-term debt	6,149.1	3,932.6
Other long-term liabilities	1,484.7	755.3
Total liabilities	13,185.4	8,908.6
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,366.3 and 1,431.6 shares, respectively	1.4	1.4
Additional paid-in capital	41.1	41.1
Retained earnings	4,150.9	5,563.2
Accumulated other comprehensive income/(loss)	(202.7)	(155.6)
Total shareholders’ equity	3,990.7	5,450.1
Noncontrolling interests	6.0	6.9
Total equity	3,996.7	5,457.0
TOTAL LIABILITIES AND EQUITY	$17,182.1	$14,365.6
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$3,761.9	$2,095.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	961.5	796.4
Deferred income taxes, net	763.7	75.1
Income earned from equity method investees	(167.2)	(210.1)
Distributions received from equity method investees	171.7	133.2
Gain resulting from acquisition of joint venture	(1,376.4)	—
Net gain resulting from divestiture of certain retail operations	(496.3)	(9.6)
Stock-based compensation	185.0	148.7
Goodwill impairments	28.5	87.2
Other	26.7	28.2
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(14.9)	(40.1)
Inventories	(21.5)	19.1
Accounts payable	72.4	(18.3)
Stored value card liability	137.7	178.3
Other operating assets and liabilities	(528.4)	(124.6)
Net cash provided by operating activities	3,504.4	3,159.0
INVESTING ACTIVITIES:
Purchases of investments	(69.5)	(592.5)
Sales of investments	441.2	831.7
Maturities and calls of investments	40.6	61.7
Additions to property, plant and equipment	(1,407.8)	(1,025.3)
Acquisition of equity in joint venture, net of cash acquired	(1,311.3)	—
Net proceeds from the divestiture of certain operations	608.2	—
Other	1.9	54.9
Net cash used by investing activities	(1,696.7)	(669.5)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	300.0	—
Proceeds from issuance of long-term debt	2,596.5	750.2
Repayments of long-term debt	—	(400.0)
Proceeds from issuance of common stock	131.9	131.5
Cash dividends paid	(1,260.2)	(1,089.8)
Repurchase of common stock	(4,061.9)	(1,214.1)
Minimum tax withholdings on share-based awards	(60.4)	(71.5)
Other	(13.6)	1.5
Net cash used by financing activities	(2,367.7)	(1,892.2)
Effect of exchange rate changes on cash and cash equivalents	(10.2)	(9.9)
Net increase/(decrease) in cash and cash equivalents	(570.2)	587.4
CASH AND CASH EQUIVALENTS:
Beginning of period	2,462.3	2,128.8
End of period	$1,892.1	$2,716.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$101.4	$87.3
Income taxes, net of refunds	$899.7	$1,084.6

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of July 1, 2018, and for the quarter and three quarters ended July 1, 2018 and July 2, 2017, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended July 1, 2018 and July 2, 2017 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended July 1, 2018 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 30, 2018 (“fiscal 2018”).
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income (“AOCI”). The guidance permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from AOCI to retained earnings. The guidance will be effective at the beginning of our first quarter of fiscal 2020 but permits adoption in an earlier period. The guidance may be applied in the period of adoption or retrospectively to each period in which the effect of the change related to the Tax Act was recognized. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In August 2017, the FASB amended its guidance on the accounting of hedging relationships. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, expands permissible cash flow hedges on contractually specified components, and simplifies hedge documentation and effectiveness assessment. The guidance will be effective at the beginning of our first quarter of fiscal 2020 and will require a modified retrospective approach on existing cash flow and net investment hedges. The presentation and disclosure requirements will be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In October 2016, the FASB issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings at the beginning of our first quarter of fiscal 2019.
In March 2016, the FASB issued guidance related to stock-based compensation, which changes the accounting and classification of excess tax benefits and minimum tax withholdings on share-based awards. This guidance requires that excess tax benefits and tax deficiencies related to stock-based compensation be prospectively reflected as income tax expense in our consolidated statement of earnings instead of additional paid-in capital on our consolidated balance sheet. Additionally, within our consolidated statement of cash flows, this guidance requires excess tax benefits to be presented as an operating activity, rather than a financing activity, in the same manner as other cash flows related to income taxes. We adopted this guidance in the first quarter of fiscal 2018. The primary impact of the adoption was the recognition of excess tax benefits that reduced income tax expenses by $6.1 million and $50.5 million for the quarter and three quarters ended July 1, 2018, respectively, instead of additional paid-in capital. As a result, net income increased $6.1 million and $50.5 million for the quarter and three quarters ended July 1, 2018, respectively, and basic and diluted earnings per share had no impact and increased $0.04 for the quarter and three quarters ended July 1, 2018, respectively. Excess tax benefits of $69.4 million, for the three quarters ended July 2, 2017, previously reported in financing activities have been reclassified to operating activities in the consolidated statements of cash flows.
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
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued an alternative method that permits application of the new guidance at the beginning of the year of adoption. This is in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The guidance will be effective for us at the beginning of our first quarter of fiscal 2020, with optional practical expedients. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the method of adoption. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets but will likely have an insignificant impact on our consolidated statements of earnings. In preparation for the adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”). We are currently evaluating the overall impact this guidance will have on our consolidated financial statements. Based on our continued assessment, which may identify other accounting impacts, we have determined the adoption will change the timing of recognition and classification of our stored value card breakage income, which is currently recognized using the remote method and recorded in interest income and other, net. The new guidance will require application of the proportional method and classification within total net revenues on our consolidated statements of earnings. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We will adopt this guidance in the first quarter of fiscal 2019 utilizing the modified retrospective method.

Note 2:	Acquisitions and Divestitures
Fiscal 2018
On March 23, 2018, we sold our company-operated retail store assets and operations in Brazil to SouthRock converting these operations to a fully licensed market, for a total of $48.2 million. This transaction resulted in a pre-tax loss of $8.5 million, which was included in net gain from divestiture of certain operations on our consolidated statements of earnings.
On December 31, 2017, we acquired the remaining 50% interest of our East China joint venture (“East China”) from President Chain Store (Hong Kong) Holding Ltd. and Kai Yu (BVI) collectively, “Uni-President Group” or “UPG”, for approximately $1.4 billion. Approximately $90.5 million of pre-existing liabilities owed by East China to Starbucks were effectively settled upon the acquisition. Acquiring the remaining interest of East China, which operates over 1,400 stores in the Shanghai, Jiangsu and Zhejiang Provinces, builds on the Company's ongoing investment in China. The estimated fair values of the assets acquired and liabilities assumed are based on third party valuation and analysis performed by management. The valuation of certain assets and liabilities is preliminary and are subject to change as additional information becomes available.
Concurrently, with the purchase of our East China joint venture, we sold our 50% interest in President Starbucks Coffee Taiwan Limited, our joint venture operations in Taiwan, to UPG for approximately $181.2 million. The transaction resulted in a pre-tax gain of $156.6 million which was included in net gain from divestiture of certain operations on our consolidated statements of earnings.

The following table summarizes the preliminary allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of December 31, 2017, which are reported within our China/Asia Pacific segment (in millions):

Consideration:
Cash paid for UPG 50% equity interest	$1,440.8
Fair value of our pre-existing 50% equity interest	1,440.8
Settlement of pre-existing liabilities	90.5
Total consideration	$2,972.1

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$129.5
Accounts receivable	14.3
Inventories	16.1
Prepaid expenses and other current assets	20.6
Property, plant and equipment	254.1
Other long-term assets	44.6
Other intangible assets	818.0
Goodwill	2,164.1
Total assets acquired	3,461.3
Accounts payable	34.7
Accrued liabilities	187.7
Stored value card liability	21.7
Other long-term liabilities	245.1
Total liabilities assumed	489.2
Total consideration	$2,972.1

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

The definite-lived intangibles primarily relate to reacquired rights to operate stores exclusively in East China. The reacquired rights of $798.0 million represent the fair value calculated over the remaining original contractual period and will be amortized on a straight-line basis through September 2022. Amortization expense for these definite-lived intangible assets for the quarter and three quarters ended July 1, 2018 was $44.3 million and $88.8 million, respectively. The estimated future amortization expense is approximately $42.7 million in fiscal 2018, $170.7 million each year for the next three years and approximately $163.8 million in the final year of fiscal 2022.

Goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, and the existing geographic retail and online presence. The entire balance was allocated to the China/Asia Pacific segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition decreased $37.9 million since the date of acquisition to $2.1 billion as of July 1, 2018.

The table below summarizes our estimated minimum future rental payments under the acquired non-cancelable operating leases as of July 1, 2018 (in millions):

Operating Leases
Year 1	$69.8
Year 2	60.8
Year 3	52.7
Year 4	45.1
Year 5	35.9
Thereafter	78.3
Total minimum lease payments	$342.6

We began consolidating East China's results of operations and cash flows into our consolidated financial statements after December 31, 2017. For the quarter ended and three quarters ended July 1, 2018, East China's revenue included in our consolidated statements of earnings was $301.0 million and $602.6 million, respectively. For the quarter ended and three quarters ended July 1, 2018, East China's net earnings included in our consolidated statements of earnings was $19.2 million and $45.5 million, respectively.
The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of East China been October 3, 2016, the first day of our first quarter of fiscal 2017, rather than the end of our first quarter of fiscal 2018 (in millions):

	Pro Forma (unaudited)
	Quarter Ended		Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017 (1)	Jul 1, 2018	Jul 2, 2017 (1)
Revenue	$6,310.3	$5,896.5	$18,686.8	$17,360.6
Net earnings attributable to Starbucks	802.9	773.1	2,494.5	3,331.6

(1)
The pro forma net earnings attributable to Starbucks for fiscal 2017 includes the acquisition-related gain of $2.5 million and $1,376.4 million and transaction and integration costs of $18.3 million and $30.7 million for the quarter and three quarters ended July 2, 2017, respectively.

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
During the three quarters ended July 1, 2018, we incurred approximately $3.5 million of acquisition-related costs, such as regulatory, legal, and advisory fees, which were recorded in general and administrative expenses.
On December 11, 2017, we sold the assets associated with our Tazo brand including Tazo® signature recipes, intellectual property and inventory to Unilever for a total of $383.8 million. The transaction resulted in a pre-tax gain of $347.9 million, which was included in the net gain from divestiture of certain operations on our consolidated statements of earnings. Results from Tazo operations prior to the sale are reported primarily in Channel Development.
Fiscal 2017
In the fourth quarter of fiscal 2017, we sold our company-operated retail store assets and operations in Singapore to Maxim's Caterers Limited, converting these operations to a fully licensed market, for a total of $119.9 million. This transaction resulted in a pre-tax gain of $83.9 million, which was included in interest income and other, net on our consolidated statements of earnings. An insignificant settlement related to the divestiture was received in the first quarter of fiscal 2018 and included in gains from divestiture of certain operations on our consolidated statements of earnings.

Note 3:	Derivative Financial Instruments
Interest Rates
We are subject to interest rate volatility relating to our debt issuances. From time to time, we enter into swap agreements to manage our exposure to interest rate fluctuations.
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
To hedge the exposure to changes in the fair value of our fixed-rate debt, we enter into interest rate swap agreements, which are designated as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt are recorded in interest expense and have an insignificant impact on our condensed consolidated statements of earnings. Refer to Note 8, Debt, for additional information on our long-term debt.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jul 1, 2018	Oct 1, 2017
Cash Flow Hedges:
Interest rates	$16.2	$17.6	$3.6	90
Cross-currency swaps	(12.7)	(6.0)	—	77
Foreign currency - other	6.6	(9.1)	3.9	36
Coffee	(0.1)	(6.6)	(0.1)	8
Net Investment Hedges:
Foreign currency	16.0	16.2	—	0
Foreign currency debt	(11.0)	(2.2)	—	69
Pretax gains and losses on derivative contracts and foreign-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Cash Flow Hedges:
Interest rates	$4.7	$—	$1.2	$1.2	$1.5	$—	$3.6	$3.6
Cross-currency swaps	19.7	5.9	18.5	1.6	(16.4)	58.5	(8.1)	55.8
Foreign currency - other	21.7	(10.6)	(0.8)	4.2	15.6	15.9	(5.7)	12.2
Coffee	(0.1)	(10.7)	(0.5)	0.7	(0.1)	(9.8)	(7.3)	(0.3)
Net Investment Hedges:
Foreign currency	—	2.7	—	—	(0.1)	28.2	—	—
Foreign currency debt	32.4	—	—	—	(11.7)	(9.6)	—	—
Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Non-Designated Derivatives:
Foreign currency - other	$(1.3)	$6.6	$(2.4)	$10.0
Dairy	0.1	(0.6)	(1.9)	2.2
Diesel fuel and other commodities	2.0	(1.4)	2.9	(0.9)
Designated Fair Value Hedging Instruments:
Interest rate swap	(5.1)	(4.8)	(28.5)	(4.8)

Notional amounts of outstanding derivative contracts (in millions):

	Jul 1, 2018	Oct 1, 2017
Interest rate swap	$1,250	$750
Cross-currency swaps	464	514
Foreign currency - other	1,043	901
Coffee	4	—
Dairy	34	14
Diesel fuel and other commodities	17	41
Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Jul 1, 2018	Oct 1, 2017	Jul 1, 2018	Oct 1, 2017
Designated Derivative Instruments:
Interest rates	$1.5	$—	$—	$—
Cross-currency swaps	—	12.4	14.0	9.8
Foreign currency - other	12.9	7.7	3.7	20.8
Coffee	—	—	0.1	—
Net investment hedges	—	0.3	—	—
Interest rate swap	—	—	34.4	3.8
Non-designated Derivative Instruments:
Foreign currency	15.9	15.8	7.2	1.4
Dairy	0.2	—	0.9	2.4
Diesel fuel and other commodities	1.5	1.6	0.3	0.3
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 9, Equity.

Note 4:	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at July 1, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,892.1	$1,892.1	$—	$—
Short-term investments:
Available-for-sale securities
Corporate debt securities	11.8	—	11.8	—
Mortgage and other asset-backed securities	1.4	—	1.4	—
Total available-for-sale securities	13.2	—	13.2	—
Trading securities	71.3	71.3	—	—
Total short-term investments	84.5	71.3	13.2	—
Prepaid expenses and other current assets:
Derivative assets	25.1	0.8	24.3	—
Long-term investments:
Available-for-sale securities
Agency obligations	5.9	—	5.9	—
Corporate debt securities	108.9	—	108.9	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	3.6	—	3.6	—
U.S. government treasury securities	103.6	103.6	—	—
State and local government obligations	4.8	—	4.8	—
Mortgage and other asset-backed securities	28.7	—	28.7	—
Total long-term investments	261.4	103.6	151.9	5.9
Other long-term assets:
Derivative assets	6.9	—	6.9	—
Total assets	$2,270.0	$2,067.8	$196.3	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$7.0	$1.2	$5.8	$—
Other long-term liabilities:
Derivative liabilities	53.6	—	53.6	—
Total liabilities	$60.6	$1.2	$59.4	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Oct 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,462.3	$2,462.3	$—	$—
Short-term investments:
Available-for-sale securities
Agency obligations	7.5	—	7.5	—
Commercial paper	2.0	—	2.0	—
Corporate debt securities	49.4	—	49.4	—
Foreign government obligations	7.1	—	7.1	—
U.S. government treasury securities	81.4	81.4	—	—
State and local government obligations	2.0	—	2.0	—
Certificates of deposit	2.3	—	2.3	—
Total available-for-sale securities	151.7	81.4	70.3	—
Trading securities	76.9	76.9	—	—
Total short-term investments	228.6	158.3	70.3	—
Prepaid expenses and other current assets:
Derivative assets	13.4	0.1	13.3	—
Long-term investments:
Available-for-sale securities
Agency obligations	21.8	—	21.8	—
Corporate debt securities	207.4	—	207.4	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	17.1	—	17.1	—
U.S. government treasury securities	127.4	127.4	—	—
State and local government obligations	7.0	—	7.0	—
Mortgage and other asset-backed securities	155.7	—	155.7	—
Total long-term investments	542.3	127.4	409.0	5.9
Other long-term assets:
Derivative assets	24.4	—	24.4	—
Total assets	$3,271.0	$2,748.1	$517.0	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$16.4	$2.5	$13.9	$—
Other long-term liabilities:
Derivative liabilities	22.1	—	22.1	—
Total liabilities	$38.5	$2.5	$36.0	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of July 1, 2018 and October 1, 2017.
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

For goodwill related to our Switzerland retail reporting unit, we initially recorded an impairment charge of $17.9 million in the third quarter of fiscal 2017. This was primarily due to the impacts of the strength of the Swiss franc, continued shift of consumer behaviors to neighboring countries and the relocations of certain businesses sustaining beyond our projections and indicating the reporting unit's carrying value would not be fully recovered. Since then, the operational investments and improvements we have made have not sufficiently slowed the performance decline, and we recorded an additional impairment charge of $28.5 million during the second quarter of fiscal 2018. The remaining goodwill balance for this reporting unit was $8.9 million as of July 1, 2018.
During the third quarter of fiscal 2017, management finalized its long-term strategy for the Teavana reporting unit. The plan emphasizes sales of premium TeavanaTM/MC tea products at Starbucks branded stores and, to a lesser extent, consumer product channels. This change in strategic direction triggered an impairment test first of the retail store assets and then an impairment test of the goodwill asset, which also coincided with our annual goodwill testing process. The retail store assets were determined to be fully impaired, which resulted in a charge of $33.0 million. For goodwill, we utilized a combination of income and market approaches to determine the implied fair value of the reporting unit. These approaches used primarily unobservable inputs, including discount, sales growth and royalty rates and valuation multiples of a selection of similar publicly traded companies, which are considered Level 3 fair value measurements. We then compared the implied fair value with the carrying value and recognized a goodwill impairment charge of $69.3 million, thus reducing goodwill of the Teavana reporting unit to $398.3 million as of July 2, 2017. During the third quarter of fiscal 2018, we dissolved the Teavana reporting unit due to completing the majority of the retail store closures. As a result, we reorganized the Teavana business and allocated the remaining $398.3 million of goodwill to other reporting units, primarily within the Americas segment, based on a relative fair value approach. Other intangible assets of $117.2 million, consisting primarily of the indefinite-lived tradename and definite-lived tea recipes, were also tested, and no impairment losses were recorded.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. Other than the aforementioned fair value adjustments, there were no other material fair value adjustments during the quarter and three quarters ended July 1, 2018 and July 2, 2017.

Note 5:	Inventories (in millions)

	Jul 1, 2018	Oct 1, 2017	Jul 2, 2017
Coffee:
Unroasted	$624.5	$541.0	$614.7
Roasted	267.6	301.1	258.4
Other merchandise held for sale	248.1	301.1	261.3
Packaging and other supplies	247.2	220.8	222.9
Total	$1,387.4	$1,364.0	$1,357.3
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of July 1, 2018, we had committed to purchasing green coffee totaling $843 million under fixed-price contracts and an estimated $343 million under price-to-be-fixed contracts. As of July 1, 2018, approximately $4 million of our price-to-be fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 6:	Supplemental Balance Sheet Information (in millions)

Prepaid Expenses and Other Current Assets

	Jul 1, 2018	Oct 1, 2017
Income tax receivable	$956.3	$68.0
Other prepaid expenses and current assets	408.3	290.1
Total prepaid expenses and current assets	$1,364.6	$358.1

Property, Plant and Equipment, net

	Jul 1, 2018	Oct 1, 2017
Land	$46.8	$46.9
Buildings	549.7	481.7
Leasehold improvements	7,103.5	6,401.0
Store equipment	2,314.4	2,110.7
Roasting equipment	629.9	619.8
Furniture, fixtures and other	1,634.9	1,514.1
Work in progress	521.8	409.8
Property, plant and equipment, gross	12,801.0	11,584.0
Accumulated depreciation	(7,111.4)	(6,664.5)
Property, plant and equipment, net	$5,689.6	$4,919.5

Accrued Liabilities

	Jul 1, 2018	Oct 1, 2017
Accrued compensation and related costs	$637.2	$524.5
Accrued occupancy costs	168.9	151.3
Accrued taxes	280.1	226.6
Accrued dividends payable	491.9	429.5
Accrued capital and other operating expenditures	742.6	602.6
Total accrued liabilities	$2,320.7	$1,934.5

Other Long-Term Liabilities

	Jul 1, 2018	Oct 1, 2017
Deferred income taxes, net	$362.6	$6.3
Other long-term liabilities	1,122.1	749.0
Total other long-term liabilities	$1,484.7	$755.3

Note 7: Other Intangible Assets and Goodwill

Indefinite-lived intangible assets

(in millions)	Jul 1, 2018	Oct 1, 2017
Trade names, trademarks and patents	$213.7	$212.1
Other indefinite-lived intangible assets	15.1	15.1
Total indefinite-lived intangible assets	$228.8	$227.2

Finite-lived intangible assets

	Jul 1, 2018			Oct 1, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,117.3	$(275.8)	$841.5	$328.8	$(154.2)	$174.6
Acquired trade secrets and processes	27.6	(15.8)	11.8	27.6	(13.7)	13.9
Trade names, trademarks and patents	32.0	(19.0)	13.0	31.5	(17.6)	13.9
Licensing agreements	14.7	(4.9)	9.8	14.4	(3.8)	10.6
Other finite-lived intangible assets	26.4	(8.4)	18.0	6.7	(5.5)	1.2
Total finite-lived intangible assets	$1,218.0	$(323.9)	$894.1	$409.0	$(194.8)	$214.2
Amortization expense for finite-lived intangible assets was $58.6 million and $131.4 million for the quarter and three quarters ended July 1, 2018, respectively, and $14.3 million and $42.8 million for the quarter and three quarters ended July 2, 2017, respectively.
Estimated future amortization expense as of July 1, 2018 (in millions):

Fiscal Year Ending
2018 (excluding the nine months ended July 1, 2018)	$56.7
2019	224.8
2020	225.7
2021	202.3
2022	169.2
Thereafter	15.4
Total estimated future amortization expense	$894.1
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions and Divestitures.
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	China/Asia Pacific	EMEA	Channel Development	All Other Segments	Total
Goodwill balance at October 1, 2017	$213.1	$850.2	$37.2	$23.8	$414.9	$1,539.2
Acquisition/(divestiture)	—	2,164.1	—	(1.5)	—	2,162.6
Impairment	—	—	(28.5)	—	—	(28.5)
Other	285.3	69.9	11.5	6.0	(398.4)	(25.7)
Goodwill balance at July 1, 2018	$498.4	$3,084.2	$20.2	$28.3	$16.5	$3,647.6
“Other” consists of changes in the goodwill balance resulting from transfers between segments due to the dissolution of the Teavana reporting unit as well as foreign currency translation, as applicable. During the third quarter of fiscal 2018, the Teavana reporting unit was dissolved due to completing the majority of the retail store closures outlined in management’s long-term strategy. The related goodwill balance of $398.3 million was allocated to other reporting units selling Teavana-branded products, primarily Starbucks company-operated and licensed stores, based on a relative fair value approach.

Note 8:	Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of July 1, 2018, we had $300.0 million of borrowings outstanding under the program.
Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jul 1, 2018		Oct 1, 2017		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
2018 notes	$350.0	$349	$350.0	$352	2.000%	2.012%
2020 notes(2)	500.0	489	—	—	2.200%	2.228%
2021 notes	500.0	486	500.0	501	2.100%	2.293%
2021 notes	250.0	243	250.0	250	2.100%	1.600%
2022 notes	500.0	486	500.0	508	2.700%	2.819%
2023 notes(5)	750.0	758	750.0	806	3.850%	2.859%
2023 notes(3)	1,000.0	981	—	—	3.100%	3.107%
2024 notes(4)	768.0	767	755.3	760	0.372%	0.462%
2026 notes	500.0	448	500.0	481	2.450%	2.511%
2028 notes(3)	600.0	577	—	—	3.500%	3.529%
2045 notes	350.0	336	350.0	381	4.300%	4.348%
2047 notes(2)	500.0	434	—	—	3.750%	3.765%
Total	6,568.0	6,354	3,955.3	4,039
Aggregate debt issuance costs and unamortized premium, net	(35.4)		(17.5)
Hedge accounting fair value adjustment(5)	(33.7)		(5.2)
Total	$6,498.9		$3,932.6

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

The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of July 1, 2018, we were in compliance with all applicable covenants.

The following table summarizes our long-term debt maturities as of July 1, 2018 by fiscal year (in millions):

Fiscal Year	Total
2019	$350.0
2020	—
2021	1,250.0
2022	500.0
2023	1,000.0
Thereafter	3,468.0
Total	$6,568.0

Note 9:	Equity
Changes in total equity (in millions):

	Three Quarters Ended
	Jul 1, 2018			Jul 2, 2017
	Attributable to Starbucks	Noncontrolling interests	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$5,450.1	$6.9	$5,457.0	$5,884.0	$6.7	$5,890.7
Net earnings including noncontrolling interests	3,762.8	(0.9)	3,761.9	2,096.1	(0.6)	2,095.5
Translation adjustment and other, net of reclassifications and tax	(49.9)	—	(49.9)	(76.1)	—	(76.1)
Unrealized gains/(losses), net of reclassifications and tax	2.8	—	2.8	(0.6)	—	(0.6)
Other comprehensive income/(loss)	(47.1)	—	(47.1)	(76.7)	—	(76.7)
Stock-based compensation expense	187.4	—	187.4	150.1	—	150.1
Exercise of stock options/vesting of RSUs	47.6	—	47.6	108.0	—	108.0
Sale of common stock	23.9	—	23.9	21.6	—	21.6
Repurchase of common stock	(4,111.5)	—	(4,111.5)	(1,254.1)	—	(1,254.1)
Cash dividends declared	(1,322.5)	—	(1,322.5)	(1,085.6)	—	(1,085.6)
Ending balance of total equity	$3,990.7	$6.0	$3,996.7	$5,843.4	$6.1	$5,849.5

Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
July 1, 2018
Net gains/(losses) in AOCI, beginning of period	$(5.0)	$(10.7)	$(19.1)	$67.7	$32.9
Net gains/(losses) recognized in OCI before reclassifications	(0.4)	35.6	24.1	(280.6)	(221.3)
Net (gains)/losses reclassified from AOCI to earnings	0.6	(14.9)	—	—	(14.3)
Other comprehensive income/(loss) attributable to Starbucks	0.2	20.7	24.1	(280.6)	(235.6)
Net gains/(losses) in AOCI, end of period	$(4.8)	$10.0	$5.0	$(212.9)	$(202.7)

July 2, 2017
Net gains/(losses) in AOCI, beginning of period	$(5.3)	$21.6	$11.3	$(234.0)	$(206.4)
Net gains/(losses) recognized in OCI before reclassifications	1.0	(12.7)	1.7	36.2	26.2
Net (gains)/losses reclassified from AOCI to earnings	0.8	(5.7)	—	—	(4.9)
Other comprehensive income/(loss) attributable to Starbucks	1.8	(18.4)	1.7	36.2	21.3
Net gains/(losses) in AOCI, end of period	$(3.5)	$3.2	$13.0	$(197.8)	$(185.1)

Three Quarters Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
July 1, 2018
Net gains/(losses) in AOCI, beginning of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)
Net gains/(losses) recognized in OCI before reclassifications	(4.7)	(0.6)	(9.0)	(66.8)	(81.1)
Net (gains)/losses reclassified from AOCI to earnings	2.4	14.7	—	16.9	34.0
Other comprehensive income/(loss) attributable to Starbucks	(2.3)	14.1	(9.0)	(49.9)	(47.1)
Net gains/(losses) in AOCI, end of period	$(4.8)	$10.0	$5.0	$(212.9)	$(202.7)

July 2, 2017
Net gains/(losses) in AOCI, beginning of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)
Net gains/(losses) recognized in OCI before reclassifications	(6.9)	48.5	11.7	(76.1)	(22.8)
Net (gains)/losses reclassified from AOCI to earnings	2.3	(56.2)	—	—	(53.9)
Other comprehensive income/(loss) attributable to Starbucks	(4.6)	(7.7)	11.7	(76.1)	(76.7)
Net gains/(losses) in AOCI, end of period	$(3.5)	$3.2	$13.0	$(197.8)	$(185.1)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jul 1, 2018	Jul 2, 2017
Gains/(losses) on available-for-sale securities	$(0.9)	$(1.2)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	1.2	1.2	Interest expense
Cross-currency swaps	18.5	1.5	Interest income and other, net
Foreign currency hedges	0.5	1.2	Revenues
Foreign currency/coffee hedges	(1.8)	3.7	Cost of sales including occupancy costs
	17.5	6.4	Total before tax
	(3.2)	(1.5)	Tax benefit
	$14.3	$4.9	Net of tax
Three Quarters Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jul 1, 2018	Jul 2, 2017
Gains/(losses) on available-for-sale securities	$(3.3)	$(3.2)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	3.6	3.6	Interest expense
Cross-currency swaps	(8.1)	55.6	Interest income and other, net
Foreign currency hedges	(1.3)	3.7	Revenues
Foreign currency/coffee hedges	(11.7)	8.2	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges	—	—	Interest income and other, net
Translation adjustment
Brazil	(24.1)	—	Net gain resulting from divestiture of certain operations
East China joint venture	7.2	—	Gain resulting from acquisition of joint venture
Taiwan joint venture	1.4	—	Net gain resulting from divestiture of certain operations
Other	(1.7)	—	Interest income and other, net
	(38.0)	67.9	Total before tax
	4.0	(14.0)	Tax (expense)/benefit
	$(34.0)	$53.9	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of July 1, 2018.
We repurchased 73.0 million shares of common stock at a total cost of $4.1 billion, and 22.4 million shares at a total cost of $1.3 billion for the three quarters ended July 1, 2018 and July 2, 2017, respectively. On April 26, 2018, we announced that our Board of Directors approved an increase of 100 million shares to our ongoing share repurchase program. As of July 1, 2018, 107.3 million shares remained available for repurchase under current authorizations.
During the third quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.36 per share to be paid on August 24, 2018 to shareholders of record as of the close of business on August 9, 2018.

Note 10:	Employee Stock Plans
As of July 1, 2018, there were 55.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 12.9 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Options	$2.0	$10.1	$23.2	$34.1
Restricted Stock Units (“RSUs”)	66.4	33.8	161.7	114.7
Total stock-based compensation expense	$68.4	$43.9	$184.9	$148.8
Stock option and RSU transactions from October 1, 2017 through July 1, 2018 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 1, 2017	31.4	7.6
Granted	3.9	9.1
Options exercised/RSUs vested	(5.2)	(3.1)
Forfeited/expired	(1.4)	(1.8)
Options outstanding/Nonvested RSUs, July 1, 2018	28.7	11.8
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of July 1, 2018	$24.2	$282.3

Note 11:	Income Taxes
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
On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Act. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions will apply to our fiscal 2019, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions. For fiscal 2018 and effective in the first fiscal quarter, the most significant impacts include: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. The phase in of the lower corporate income tax rate resulted in a blended rate of 24.5% for fiscal 2018, as compared to the previous 35%. The tax rate will be reduced to 21% in subsequent fiscal years. We recorded net income tax benefit for the provisional remeasurement of certain deferred taxes and related amounts of $82 million for the three quarters ended July 1, 2018. Additionally, we recorded a provisional $233 million of income tax expense for the estimated effects of the transition tax, net of adjustments related to uncertain tax positions for the three quarters ended July 1, 2018. Of the total provisional transition tax obligation recorded to date, $237 million of income taxes payable was included in other long-term liabilities on the condensed consolidated balance sheet as of July 1, 2018.
Based on our current interpretation of the Tax Act, we made reasonable estimates to record provisional adjustments during fiscal 2018, as described above. Collectively, these items did not have a material impact to our condensed consolidated financial statements. Since we are still accumulating and processing data to finalize the underlying calculations and expect regulators to issue further guidance, among other things, we believe our estimates may change during fiscal 2018. We continue to refine such amounts within the measurement period allowed, which will be completed no later than the first quarter of fiscal 2019.

Note 12:	Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net earnings attributable to Starbucks	$852.5	$691.6	$3,762.8	$2,096.1
Weighted average common shares outstanding (for basic calculation)	1,377.1	1,447.7	1,397.7	1,452.8
Dilutive effect of outstanding common stock options and RSUs	11.4	11.7	12.2	12.1
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,388.5	1,459.4	1,409.9	1,464.9
EPS — basic	$0.62	$0.48	$2.69	$1.44
EPS — diluted	$0.61	$0.47	$2.67	$1.43
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 7.9 million and 4.5 million as of July 1, 2018 and July 2, 2017, respectively.

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
The Company, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On May 7, 2018, the trial court issued a ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. The case is proceeding to a third phase where there will be trial on damages, remedies and attorneys' fees.
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
The table below presents financial information for our reportable operating segments and All Other Segments (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
July 1, 2018
Total net revenues	$4,230.6	$1,229.0	$275.4	$509.0	$66.3	$6,310.3
Depreciation and amortization expenses	159.3	120.7	8.0	0.2	1.5	289.7
Income from equity investees	—	23.5	—	47.9	—	71.4
Operating income/(loss)	908.7	234.1	34.9	212.8	(9.8)	1,380.7

July 2, 2017
Total net revenues	$3,991.9	$840.6	$249.9	$478.7	$100.4	$5,661.5
Depreciation and amortization expenses	152.8	51.0	7.7	0.5	3.0	215.0
Income from equity investees	—	51.8	—	49.2	—	101.0
Operating income/(loss)	974.8	223.8	9.8	210.2	(112.3)	1,306.3

Three Quarters Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	All Other Segments	Segment Total
July 1, 2018
Total net revenues	$12,500.2	$3,259.1	$825.3	$1,569.4	$261.9	$18,415.9
Depreciation and amortization expenses	477.7	296.0	23.8	0.9	3.2	801.6
Income from equity investees	—	91.0	—	122.5	—	213.5
Operating income/(loss)	2,689.6	635.5	69.5	671.2	(154.4)	3,911.4

July 2, 2017
Total net revenues	$11,703.7	$2,380.3	$743.9	$1,493.6	$367.0	$16,688.5
Depreciation and amortization expenses	460.6	148.9	22.9	1.7	9.3	643.4
Income from equity investees	—	138.4	—	131.1	—	269.5
Operating income/(loss)	2,759.4	563.2	81.5	646.5	(127.9)	3,922.7

All Other Segments includes our Teavana business, and fiscal 2018 results reflect the strategy to close Teavana-branded retail stores announced in fiscal 2017 to focus on sales of premium TeavanaTM/MC tea products at Starbucks branded stores and, to a lesser extent, consumer product channels. The existing portfolio of Teavana stores are expected to be closed during fiscal 2018. Lease exit costs associated with our restructuring efforts will be recognized concurrently with either actual store closures or upon reaching a lease termination agreement with the landlord. Total lease exit costs are expected to be approximately $134.7 million of which $1.5 million and $119.0 million were recorded within restructuring expenses on the consolidated statement of earnings in the quarter and three quarters ended July 1, 2018, respectively. During the first three quarters of 2017, we did not record any restructuring expenses. Previously recorded lease exit costs recorded within restructuring expenses for fiscal year 2017 were $15.7 million.
Reconciliation of total segment operating income to consolidated earnings before income taxes (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Total segment operating income	$1,380.7	$1,306.3	$3,911.4	$3,922.7
Unallocated corporate operating expenses	(342.5)	(262.1)	(984.5)	(810.6)
Consolidated operating income	1,038.2	1,044.2	2,926.9	3,112.1
Gain resulting from acquisition of joint venture	2.5	—	1,376.4	—
Net gain resulting from divestiture of certain operations	—	—	496.3	9.6
Interest income and other, net	31.5	31.7	155.2	114.1
Interest expense	(45.4)	(23.5)	(106.4)	(70.2)
Earnings before income taxes	$1,026.8	$1,052.4	$4,848.4	$3,165.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein, including statements regarding trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding revenues, operating margins, comparable store sales, anticipated net new stores, the effects of foreign currency translation, the East China acquisition, our global coffee alliance with Nestlé, the closure of Teavana stores and other streamlining activities, earnings per share, tax rates, capital expenditures, sales leverage, other financial results, the health, strength and growth of our business overall and of specific businesses or markets, benefits of recent initiatives, investments in our business and partners, including our continued focus on operational excellence, product innovation and digital interactions with our customers, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes, and potential outcomes and effects of legal proceedings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan, the integration of East China, the closing of our global coffee alliance with Nestlé and the closure of Teavana stores, the acceptance of the company's products by our customers, the impact of competition, coffee, dairy and other raw materials prices and availability, the effect of legal proceedings, the effects of the Tax Cuts and Jobs Act and related guidance and regulations that may be promulgated, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Overall, Starbucks net revenue grew 11% to $6.3 billion in its third quarter of fiscal 2018. This was primarily driven by incremental revenues from the ownership change in East China, incremental revenues from 2,015 net new Starbucks® store openings over the last 12 months, favorable foreign currency translation and global comparable store sales growth of 1%. These increases were partially offset by the closure of our Teavana retail stores. Consolidated operating income decreased $6.0 million, or 0.6%, to $1.0 billion. Operating margin declined 190 basis points to 16.5%. This is primarily due to higher investments in our partners (employees), largely in the Americas, product mix shift that is mainly food-related, the impact of our ownership change in East China, and the anti-bias training costs, partially offset by lower restructuring and impairment expenses. On May 29, 2018, we closed our company-operated U.S. stores in the afternoon to conduct anti-bias training for our store and support center partners (employees). The costs to administer this training primarily related to production of training materials and store labor.
Starbucks results for the first three quarters of fiscal 2018 reflect the impact of certain restructuring and streamlining efforts, initiated during the fourth quarter of fiscal 2017, to focus on accelerating growth in high-returning businesses and removing non-core, slow growth activities. These efforts primarily include the acquisition of our East China joint venture, the conversion of our Singapore, Taiwan and Brazil operations to licensed models, the closure of TeavanaTM/MC retail stores and the sale of the Tazo brand, among other actions. These streamlining efforts span across all segments and our corporate functions.

The Company's largest acquisition to date affects our CAP segment. As a result of acquiring the remaining interest in our East China joint venture at the end of the first quarter of fiscal 2018, we began recording 100% of its revenues and expenses on our condensed consolidated statements of earnings at the beginning of the second quarter of fiscal 2018. This is in contrast with our previous joint venture model, where we recorded only revenues and expenses from products sales to and royalties received from East China, as well as our proportionate share of the joint venture's net profit. The change from equity method to consolidation method lowered the operating margin of our Consolidated and CAP segment results, primarily due to incremental depreciation and amortization expenses and lower income from equity investees. We expect its operating margin will be more in line with our other retail operations over time.
Americas revenue grew by 6% to $4.2 billion, primarily driven by incremental revenues from 902 net new store openings over the past 12 months and comparable store sales growth of 1%. Operating income declined $66 million to $909 million and operating margin of 21.5% declined 290 basis points from a year ago, primarily due to higher investments in our store partners, food-related mix shift, and the impact of the May 29th anti-bias training, partially offset by sales leverage.
In our China/Asia Pacific segment, revenues grew by 46% to $1.2 billion, primarily driven by incremental revenues from the impact of our ownership change in East China, incremental revenues from 746 net new stores over the past 12 months, and favorable foreign currency translation. These increases were partially offset by the absence of company-operated store revenue related to the conversion of our Singapore retail operations to fully licensed operations in the fourth quarter of fiscal 2017 and a 1% decrease in comparable store sales. Operating income grew 5% to $234 million, while operating margin declined 760 basis points to 19.0%, primarily due to the impact of our ownership change in East China.
In our EMEA segment, revenues increased $26 million, or 10%, primarily driven by incremental revenues from the opening of 375 net new licensed stores over the past 12 months and favorable foreign currency translation. Operating margin of 12.7% expanded 880 basis points primarily driven by lapping the prior year partial impairment of goodwill related to our Switzerland retail business and favorable foreign currency impact on cost of sales, partially offset by business process optimization expenses.
Channel Development segment revenues grew by 6% to $509 million, primarily driven by higher sales in packaged coffee, foodservice and international channels and higher premium single-serve products, partially offset by the absence of revenue from the sale of our Tazo brand in the first quarter of fiscal 2018. Operating income grew 1% to $213 million, while operating margin declined 210 basis points to 41.8% in the third quarter of fiscal 2018, primarily driven by the impact of streamline activities, including the sale of our Tazo brand, and lower income from our North American Coffee Partnership joint venture.
In December 2017, the U.S. government enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes existing U.S. tax law and includes numerous provisions that affect our business. As a fiscal year taxpayer, the Company is not subject to the majority of the provisions until fiscal 2019. However, for the first three fiscal quarters and full year fiscal 2018, the Company has applied a blended corporate income tax rate of 24.5% from the previous 35%, and remeasured its U.S. federal net deferred tax liabilities to the newly enacted tax rates. These estimated tax benefits were partially offset by the provisional amount recorded for the one-time repatriation tax on accumulated undistributed earnings of foreign subsidiaries and certain equity investments that are indefinitely reinvested. Collectively, the Tax Act did not materially affect the Company’s net earnings during the quarter.
Fiscal 2018 — Financial Outlook for the Year
For fiscal 2018, we expect consolidated revenue growth in the high-single-digits when compared to fiscal 2017, with approximately 2% of net favorability from the acquisition of East China and other streamlining activities such as the sale of our Tazo brand and conversion of our Singapore, Taiwan and Brazil operations to licensed models, as well as the closure of our Teavana retail stores. Revenue growth for fiscal 2018 is expected to be driven by approximately 2,300 net new Starbucks stores worldwide, comparable store sales and our continued focus on operational excellence, product innovation and enhancing our digital interactions with customers. Approximately 1,100 net new store openings will be in our China/Asia Pacific segment, approximately 900 net new stores coming from the Americas segment and the remaining store growth from the EMEA segment. Global comparable store sales growth for fiscal 2018 is expected to be just below our targeted long-term 3% to 5% range.
We expect operating margin to decline moderately as compared to fiscal 2017, when excluding China/Asia Pacific transaction and integration costs as well as restructuring and impairment costs. Inclusive in this decline is incremental investment in our partners (employees) and digital initiatives funded by the savings from the Tax Act as well as the impact of the May 29th anti-bias training.
Earnings per share is expected to be in the range of $3.26 to $3.28 for full year fiscal 2018, which includes a $0.99 benefit from the East China acquisition gain, the largest portion of which was recognized in our first quarter of fiscal 2018, and a $0.03 impact as a result of the May 29th anti-bias training for U.S. partners.

In May 2018, we entered into an agreement to establish a global coffee alliance with Nestlé S.A. (“Nestlé”) to grow the Starbucks consumer packaged goods and foodservice businesses. Nestlé will license the rights to market, sell, and distribute Starbucks products in authorized channels. The change from a company-operated to a licensing model will primarily impact the results of our Channel Development segment. If the transaction (“Nestlé Alliance”) closes in late fiscal 2018, we expect an additional dilutive EPS impact of $0.02-$0.03 to our full year results.
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
Comparable Store Sales
Starbucks comparable store sales for the third quarter of fiscal 2018:

	Quarter Ended Jul 1, 2018			Three Quarters Ended Jul 1, 2018
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	1%	(2)%	3%	2%	(1)%	3%
Americas	1%	(2)%	4%	2%	(1)%	3%
China/Asia Pacific	(1)%	(3)%	2%	1%	(1)%	2%
EMEA(1)	—%	(2)%	3%	(1)%	(4)%	3%
(1) Company-operated stores represent 15% of the EMEA segment store portfolio as of July 1, 2018.
Our comparable store sales represent the growth in revenues from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation. Refer to our Quarterly Store Data also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended			Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Company-operated stores	$5,060.4	$4,509.0	12.2%	$14,630.3	$13,173.7	11.1%
Licensed stores	660.6	588.3	12.3	1,968.6	1,737.4	13.3
CPG, foodservice and other	589.3	564.2	4.4	1,817.0	1,777.4	2.2
Total net revenues	$6,310.3	$5,661.5	11.5%	$18,415.9	$16,688.5	10.4%
Quarter ended July 1, 2018 compared with quarter ended July 2, 2017
Total net revenues for the third quarter of fiscal 2018 increased $649 million compared to a year ago, primarily due to increased revenues from company-operated stores ($551 million). The growth in company-operated store revenues was driven by incremental revenues from the impact of our ownership change in East China ($301 million), incremental revenues from 816 net new Starbucks® company-operated store openings over the past 12 months ($243 million) and favorable foreign currency translation ($55 million). Also contributing was a 1% increase in comparable store sales ($30 million), attributable to a 3% increase in average ticket, partially offset by the absence of revenue from the closure of our Teavana retail stores ($35 million) and the sale of our Singapore retail operations in the fourth quarter of fiscal 2017 ($30 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($72 million), primarily due to increased product and equipment sales to and royalty revenues from our licensees ($72 million), largely due to the opening of 1,199 net new Starbucks® licensed stores over the past 12 months, the conversions of both the Singapore and Taiwan markets to fully licensed in the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018, respectively ($13 million), and favorable foreign currency translation ($3 million). These increases were partially offset by the impact of our ownership change in East China ($18 million).

CPG (consumer packaged goods), foodservice and other revenues increased $25 million, primarily driven by the increase in premium single-serve sales ($14 million), increased sales of packaged coffee ($14 million) and higher sales through our international channels, largely associated with our Americas region ($11 million), partially offset by the absence of revenue from the sale of our Tazo brand in the first quarter of fiscal 2018 ($13 million).
Three quarters ended July 1, 2018 compared with three quarters ended July 2, 2017
Total net revenues for the first three quarters of fiscal 2018 increased $1.7 billion compared to a year ago, primarily due to increased revenues from company-operated stores ($1.5 billion). The growth in company-operated store revenues was driven by incremental revenues from 816 net new Starbucks® company-operated store openings over the past 12 months ($668 million), incremental revenues from the impact of our ownership change in East China ($603 million) and a 2% increase in comparable store sales ($196 million), attributable to a 3% increase in average ticket. Also contributing was favorable foreign currency translation ($158 million), partially offset by the absence of revenue from the sale of our Singapore retail operations in the fourth quarter of fiscal 2017 ($90 million) and the closure of our Teavana retail stores ($77 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($231 million), primarily due to increased product and equipment sales to and royalty revenues from our licensees ($214 million), largely due to the opening of 1,199 net new Starbucks® licensed stores over the past 12 months, the conversions of both Singapore and Taiwan markets to fully licensed in the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018, respectively ($31 million) and favorable foreign currency translation ($20 million). These increases were partially offset by the impact of our ownership change in East China ($34 million).
CPG (consumer packaged goods), foodservice and other revenues increased $40 million, primarily driven by higher premium single-serve sales ($38 million), increased packaged coffee sales ($29 million), higher revenues through our international channels, largely associated with our Americas region ($20 million) and foodservice sales ($15 million). Partially offsetting these increases was the absence of revenue from the sale of our Tazo brand in the first quarter of fiscal 2018 ($47 million).
Operating Expenses

	Quarter Ended				Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
			As a % of Total Net Revenues				As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,554.9	$2,249.1	40.5%	39.7%	$7,573.7	$6,685.3	41.1%	40.1%
Store operating expenses	1,825.0	1,628.9	28.9	28.8	5,351.6	4,853.5	29.1	29.1
Other operating expenses	148.0	142.5	2.3	2.5	424.0	422.7	2.3	2.5
Depreciation and amortization expenses	330.0	252.6	5.2	4.5	920.4	756.0	5.0	4.5
General and administrative expenses	468.7	325.0	7.4	5.7	1,253.6	1,008.2	6.8	6.0
Restructuring and impairments	16.9	120.2	0.3	2.1	179.2	120.2	1.0	0.7
Total operating expenses	5,343.5	4,718.3	84.7	83.3	15,702.5	13,845.9	85.3	83.0
Income from equity investees	71.4	101.0	1.1	1.8	213.5	269.5	1.2	1.6
Operating income	$1,038.2	$1,044.2	16.5%	18.4%	$2,926.9	$3,112.1	15.9%	18.6%
Store operating expenses as a % of company-operated store revenues			36.1%	36.1%			36.6%	36.8%
Other operating expenses as a % of non-company-operated store revenues			11.8%	12.4%			11.2%	12.0%
Quarter ended July 1, 2018 compared with quarter ended July 2, 2017
Cost of sales including occupancy costs as a percentage of total net revenues increased 80 basis points for the third quarter of fiscal 2018, primarily due to a product-related mix shift (approximately 110 basis points), largely food-related in the Americas segment.
Store operating expenses as a percentage of total net revenues increased 10 basis points for the third quarter of fiscal 2018. Store operating expenses as a percentage of company-operated store revenues were flat, primarily due to sales leverage

(approximately 90 basis points) and the impact of our ownership change in East China (approximately 70 basis points), partially offset by increased partner investments (approximately 140 basis points), largely in the Americas segment.
Other operating expenses as a percentage of total revenues decreased 20 basis points for the third quarter of fiscal 2018. Other operating expenses as a percentage of non-retail revenues decreased 60 basis points, primarily driven by sales leverage (approximately 90 basis points) and lower marketing expenses (approximately 30 basis points), partially offset by costs associated with the previously announced Nestlé Alliance (approximately 40 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 70 basis points, primarily due to the ownership change in East China (approximately 70 basis points).
General and administrative expenses as a percentage of total net revenues increased 170 basis points, primarily driven by the May 29th anti-bias training (approximately 50 basis points), higher salaries and benefits related to digital platforms, technology infrastructure and innovations (approximately 40 basis points) and the 2018 U.S. stock award (approximately 40 basis points).
Restructuring and impairment expenses decreased $103 million, primarily due to lower restructuring expense recorded in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 related to the strategic changes in TeavanaTM/MC retail stores ($103 million) and lapping of the prior year goodwill impairment expense associated with our Switzerland company operated retail reporting unit ($18 million), partially offset by higher asset impairments associated with the decision to close certain company-operated U.S. stores ($17 million).
Income from equity investees decreased $30 million, primarily due to the impact of our ownership changes in East China.
The combination of these changes resulted in an overall decrease in operating margin of 190 basis points for the third quarter of fiscal 2018.
Three quarters ended July 1, 2018 compared with three quarters ended July 2, 2017
Cost of sales including occupancy costs as a percentage of total net revenues increased 100 basis points for the first three quarters of fiscal 2018, primarily due to a food-related mix shift (approximately 110 basis points), largely in the Americas segment.
Store operating expenses as a percentage of total net revenues were flat for the first three quarters of fiscal 2018. Store operating expenses as a percentage of company-operated store revenues decreased 20 basis points, primarily driven by the impact of our ownership change in East China (approximately 50 basis points).
Other operating expenses as a percentage of total revenues decreased 20 basis points for the first three quarters of fiscal 2018. Other operating expenses as a percentage of non-retail revenues decreased 80 basis points, primarily driven by sales leverage (approximately 90 basis points) and lower marketing expenses (approximately 40 basis points), partially offset by costs associated with the previously announced Nestlé Alliance (approximately 20 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 50 basis points, primarily due to the impact of our ownership change in East China (approximately 50 basis points).
General and administrative expenses as a percentage of total net revenues increased 80 basis points, primarily due to higher salaries and benefits related to digital platforms, technology infrastructure and innovations (approximately 50 basis points) and the 2018 U.S. stock award (approximately 20 basis points).
Restructuring and impairment expenses increased $59 million, primarily due to higher restructuring expense recorded for the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017 related to the strategic changes in TeavanaTM/MC retail stores ($27 million), higher asset impairments associated with the decision to close certain company-operated U.S. and Canada stores ($21 million) and higher impairment expense associated with our Switzerland company operated retail reporting unit ($11 million).
Income from equity investees decreased $56 million, primarily due to the impact of our ownership changes in East China and Taiwan joint ventures and lower income from our North American Coffee Partnership joint venture, partially offset by higher South Korea joint venture income.
The combination of these changes resulted in an overall decrease in operating margin of 270 basis points for the first three quarters of fiscal 2018.

Other Income and Expenses

	Quarter Ended				Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
			As a % of Total Net Revenues				As a % of Total Net Revenues
Operating income	$1,038.2	$1,044.2	16.5%	18.4%	$2,926.9	$3,112.1	15.9%	18.6%
Gain resulting from acquisition of joint venture	2.5	—	—	—	1,376.4	—	7.5	—
Net gain resulting from divestiture of certain operations	—	—	—	—	496.3	9.6	2.7	0.1
Interest income and other, net	31.5	31.7	0.5	0.6	155.2	114.1	0.8	0.7
Interest expense	(45.4)	(23.5)	(0.7)	(0.4)	(106.4)	(70.2)	(0.6)	(0.4)
Earnings before income taxes	1,026.8	1,052.4	16.3	18.6	4,848.4	3,165.6	26.3	19.0
Income tax expense	174.8	361.1	2.8	6.4	1,086.5	1,070.1	5.9	6.4
Net earnings including noncontrolling interests	852.0	691.3	13.5	12.2	3,761.9	2,095.5	20.4	12.6
Net earnings/(loss) attributable to noncontrolling interests	(0.5)	(0.3)	—	—	(0.9)	(0.6)	—	—
Net earnings attributable to Starbucks	$852.5	$691.6	13.5%	12.2%	$3,762.8	$2,096.1	20.4%	12.6%
Effective tax rate including noncontrolling interests			17.0%	34.3%			22.4%	33.8%
Quarter ended July 1, 2018 compared with quarter ended July 2, 2017
Interest expense increased $22 million primarily related to additional interest incurred on long-term debt issued in November 2017 and March 2018.
The effective tax rate for the quarter ended July 1, 2018 was 17.0% compared to 34.3% for the same quarter in fiscal 2017. The decrease was primarily due to the Tax Act (approximately 950 basis points), the gain on the purchase of our East China joint venture that is not subject to income tax (approximately 610 basis points) and lapping the prior year unfavorability from the non-deductible goodwill impairment charges (approximately 200 basis points). The impact from the Tax Act included favorability from the lower corporate income tax rate applied to our fiscal 2018 results (approximately 840 basis points), the remeasurement of our net deferred tax liabilities (approximately 70 basis points) and refining our provisional estimate of the transition tax on our accumulated undistributed foreign earnings (approximately 50 basis points). See Note 11, Income Taxes, for further discussion.
Three quarters ended July 1, 2018 compared three quarters ended July 2, 2017
Gain resulting from acquisition of joint venture was due to remeasuring our preexisting 50% ownership interest in our East China joint venture to fair value upon acquisition.
Net gain resulting from divestiture of certain operations primarily consists of sales of our Tazo brand and Taiwan joint venture, partially offset by the net loss from the sale of our Brazil retail operations in fiscal 2018. The prior year gain was related to an adjustment associated with estimated indemnifications related to the sale of our Germany retail operations.
Net interest income and other increased $41 million primarily due to recognizing higher breakage income on unredeemed stored value card balances, partially offset by lapping the gain on the sale of our investment in Square, Inc. warrants in the prior year period.
Interest expense increased $36 million primarily related to additional interest incurred on long-term debt issued in November 2017 and March 2018.
The effective tax rate for the three quarters ended July 1, 2018 was 22.4% compared to 33.8% for the same period in fiscal 2017. The decrease was primarily due to the East China acquisition gain that is not subject to income tax (approximately 570 basis points) and the Tax Act (approximately 470 basis points). The impact from the Tax Act included favorability from the lower corporate income tax rate applied to our fiscal 2018 results (approximately 790 basis points) and the remeasurement of our net deferred tax liabilities (approximately 170 basis points). This favorability was partially offset by the estimated transition tax on our accumulated undistributed foreign earnings (approximately 480 basis points). See Note 11, Income Taxes, for further discussion.
Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended				Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
			As a % of Americas Total Net Revenues				As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$3,768.5	$3,576.4	89.1%	89.6%	$11,120.5	$10,472.3	89.0%	89.5%
Licensed stores	452.0	404.5	10.7	10.1	1,348.0	1,202.5	10.8	10.3
Foodservice and other	10.1	11.0	0.2	0.3	31.7	28.9	0.3	0.2
Total net revenues	4,230.6	3,991.9	100.0	100.0	12,500.2	11,703.7	100.0	100.0
Cost of sales including occupancy costs	1,578.1	1,441.7	37.3	36.1	4,716.3	4,236.9	37.7	36.2
Store operating expenses	1,447.6	1,338.8	34.2	33.5	4,292.9	3,994.3	34.3	34.1
Other operating expenses	34.1	33.1	0.8	0.8	106.3	96.5	0.9	0.8
Depreciation and amortization expenses	159.3	152.8	3.8	3.8	477.7	460.6	3.8	3.9
General and administrative expenses	84.4	50.7	2.0	1.3	196.4	156.0	1.6	1.3
Restructuring and impairments	18.4	—	0.4	—	21.0	—	0.2	—
Total operating expenses	3,321.9	3,017.1	78.5	75.6	9,810.6	8,944.3	78.5	76.4
Operating income	$908.7	$974.8	21.5%	24.4%	$2,689.6	$2,759.4	21.5%	23.6%
Store operating expenses as a % of company-operated store revenues			38.4%	37.4%			38.6%	38.1%
Other operating expenses as a % of non-company-operated store revenues			7.4%	8.0%			7.7%	7.8%
Quarter ended July 1, 2018 compared with quarter ended July 2, 2017
Revenues
Americas total net revenues for the third quarter of fiscal 2018 increased $239 million, or 6%, primarily due to higher revenues from company-operated stores ($192 million) and licensed stores ($48 million).
The increase in company-operated store revenues was driven by incremental revenues from 401 net new Starbucks® company-operated store openings over the past 12 months ($163 million) and a 1% increase in comparable store sales ($38 million), primarily attributable to a 4% increase in average ticket, partially offset by the conversion of our Brazil retail business to fully licensed operations in the second quarter of fiscal 2018 ($20 million).
The increase in licensed store revenues was driven by higher product sales to and royalty revenues from our licensees ($42 million), primarily resulting from the opening of 501 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 120 basis points for the third quarter of fiscal 2018, primarily due to a food-related mix shift (approximately 90 basis points).
Store operating expenses as a percentage of total net revenues increased 70 basis points for the third quarter of fiscal 2018. Store operating expenses as a percentage of company-operated store revenues increased 100 basis points, primarily driven by increased investments in our store partners (approximately 160 basis points), which included incremental spend funded by the Tax Act, partially offset by sales leverage (approximately 50 basis points).

Other operating expenses as a percentage of total revenues were flat for the third quarter of fiscal 2018. Other operating expenses as a percentage of non-retail revenues decreased 60 basis points, primarily due to the receipt of a settlement in the third quarter of 2018 (approximately 40 basis points).
General and administrative expenses as a percentage of total net revenues increased 70 basis points, primarily driven by the May 29th anti-bias training (approximately 60 basis points).
Restructuring expenses of $18 million were primarily due to asset impairments associated with the decision to close certain U.S. company-operated stores.
The combination of these changes resulted in an overall decrease in operating margin of 290 basis points for the third quarter of fiscal 2018.
Three quarters ended July 1, 2018 compared with three quarters ended July 2, 2017
Revenues
Americas total net revenues for the first three quarters of fiscal 2018 increased $797 million, or 7%, primarily due to higher revenues from company-operated stores ($648 million) and licensed stores ($146 million).
The increase in company-operated store revenues was driven by incremental revenues from 401 net new Starbucks® company-operated store openings over the past 12 months ($448 million) and a 2% increase in comparable store sales ($182 million), attributable to a 3% increase in average ticket, partially offset by the conversion of our Brazil retail business to fully licensed operations in the second quarter of fiscal 2018 ($20 million).
The increase in licensed store revenues was driven by higher product sales to and royalty revenues from our licensees ($132 million), primarily resulting from the opening of 501 net new licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 150 basis points for the first three quarters of fiscal 2018, primarily due to a food-related mix shift (approximately 150 basis points).
Store operating expenses as a percentage of total net revenues increased 20 basis points. Store operating expenses as a percentage of company-operated store revenues increased 50 basis points, primarily driven by increased investments in our store partners (approximately 130 basis points), which included incremental spend funded by the Tax Act, partially offset by sales leverage (approximately 60 basis points) and lower marketing spend (approximately 20 basis points).
General and administrative expenses as a percentage of total net revenues increased 30 basis points, primarily driven by the May 29th anti-bias training (approximately 20 basis points).
Restructuring expenses of $21 million were primarily due to asset impairments associated with the decision to close certain U.S. company-operated stores and lease-related costs associated with the closure of certain company-operated stores in Canada.
The combination of these changes resulted in an overall decrease in operating margin of 210 basis points for the first three quarters of fiscal 2018.

China/Asia Pacific

	Quarter Ended				Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
			As a % of CAP Total Net Revenues				As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$1,136.5	$756.8	92.5%	90.0%	$2,977.6	$2,136.1	91.4%	89.7%
Licensed stores	90.1	82.3	7.3	9.8	272.8	238.7	8.4	10.0
Foodservice and other	2.4	1.5	0.2	0.2	8.7	5.5	0.3	0.2
Total net revenues	1,229.0	840.6	100.0	100.0	3,259.1	2,380.3	100.0	100.0
Cost of sales including occupancy costs	504.8	353.5	41.1	42.1	1,387.2	1,024.3	42.6	43.0
Store operating expenses	310.2	212.1	25.2	25.2	835.3	618.9	25.6	26.0
Other operating expenses	20.2	17.5	1.6	2.1	60.0	54.2	1.8	2.3
Depreciation and amortization expenses	120.7	51.0	9.8	6.1	296.0	148.9	9.1	6.3
General and administrative expenses	62.5	34.5	5.1	4.1	136.1	109.2	4.2	4.6
Total operating expenses	1,018.4	668.6	82.9	79.5	2,714.6	1,955.5	83.3	82.2
Income from equity investees	23.5	51.8	1.9	6.2	91.0	138.4	2.8	5.8
Operating income	$234.1	$223.8	19.0%	26.6%	$635.5	$563.2	19.5%	23.7%
Store operating expenses as a % of company-operated store revenues			27.3%	28.0%			28.1%	29.0%
Other operating expenses as a % of non-company-operated store revenues			21.8%	20.9%			21.3%	22.2%
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
Quarter ended July 1, 2018 compared with quarter ended July 2, 2017
Revenues
China/Asia Pacific total net revenues for the third quarter of fiscal 2018 increased $388 million, or 46% over the prior year period, primarily driven by higher company-operated store revenues ($380 million), due to the impact of the ownership change in East China ($301 million), incremental revenues from 423 net new company-operated store openings over the past 12 months ($80 million), and favorable foreign currency translation ($37 million). These increases were partially offset by the conversion of our Singapore retail business to fully licensed operations in the fourth quarter of fiscal 2017 ($30 million) and a 1% decrease in comparable store sales ($8 million).
Licensed store revenues increased $8 million driven by increased product sales to and royalty revenues from licensees ($12 million), primarily resulting from the opening of 323 net new licensed stores over the past 12 months, the conversion of our Taiwan joint venture to fully licensed operations in the first quarter of fiscal 2018 ($8 million) and the ownership change of our Singapore business ($5 million), partially offset by the impact of our ownership change in East China ($18 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 100 basis points for the third quarter of fiscal 2018, primarily driven by the ownership change in East China (approximately 50 basis points).

Store operating expenses as a percentage of total net revenues were flat for the third quarter of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses decreased 70 basis points, primarily due to the impact of the ownership change in East China (approximately 110 basis points).
Other operating expenses as a percentage of total net revenues decreased 50 basis points for the third quarter of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses increased 90 basis points in the third quarter, primarily due the impact of the ownership change in East China (approximately 390 basis points), partially offset by the impact of the ownership changes in Singapore and Taiwan (approximately 340 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 370 basis points, primarily due to the ownership change in East China (approximately 360 basis points).
General and administrative expenses as a percentage of total net revenues increased 100 basis points for the third quarter of fiscal 2018, primarily due to the impact of the ownership change in East China (approximately 80 basis points).
Income from equity investees decreased $28 million primarily due to the impact of our ownership changes in East China.
The combination of these changes resulted in an overall decrease in operating margin of 760 basis points for the third quarter of fiscal 2018.
Three quarters ended July 1, 2018 compared with three quarters ended July 2, 2017
Revenues
China/Asia Pacific total net revenues for the first three quarters of fiscal 2018 increased $879 million, or 37% over the prior year period, primarily from higher company-operated store revenues ($842 million), due to the impact of our ownership change in East China ($603 million), incremental revenues from 423 net new company-operated store openings over the past 12 months ($220 million), favorable foreign currency translation ($91 million) and a 1% increase in comparable store sales ($18 million). Partially offsetting these increases was the conversion of our Singapore retail business to fully licensed operations in the fourth quarter of fiscal 2017 ($90 million).
Licensed store revenues increased $34 million driven by increased product sales to and royalty revenues from licensees ($34 million), primarily resulting from the opening of 323 net new licensed stores over the past 12 months, the conversion of our Taiwan joint venture to fully licensed operations in the first quarter of fiscal 2018 ($17 million) and the conversion of our Singapore operations ($15 million). These increases were partially offset by the absence of revenues from our ownership change in East China ($34 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 40 basis points for the first three quarters of fiscal 2018, primarily due to the ownership change in East China (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues decreased 40 basis points for the first three quarters of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses decreased 90 basis points, primarily due to the ownership change in East China (approximately 80 basis points).
Other operating expenses as a percentage of total net revenues decreased 50 basis points for the first three quarters of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses decreased 90 basis points in the first three quarters, primarily due to the impact of the ownership changes in Singapore and Taiwan (approximately 260 basis points) and the lapping of certain business taxes (approximately 140 basis points), partially offset by the impact of our ownership change in East China (approximately 270 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 280 basis points primarily due to the ownership change in East China (approximately 270 basis points).
General and administrative expenses as a percentage of total net revenues decreased 40 basis points for the first three quarters of fiscal 2018, primarily due to sales leverage on salaries and benefits (approximately 50 basis points), partially offset by the impact of the ownership change in East China (approximately 20 basis points).
Income from equity investees decreased $47 million primarily due to the ownership changes in our East China in the first quarter of fiscal 2018.
The combination of these changes and favorable foreign currency translation (approximately 50 basis points) resulted in an overall decrease in operating margin of 420 basis points for the first three quarters of fiscal 2018.

EMEA

	Quarter Ended				Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
			As a % of EMEA Total Net Revenues				As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$142.9	$136.2	51.9%	54.5%	$433.1	$409.6	52.5%	55.1%
Licensed stores	118.5	100.9	43.0	40.4	346.7	294.0	42.0	39.5
Foodservice	14.0	12.8	5.1	5.1	45.5	40.3	5.5	5.4
Total net revenues	275.4	249.9	100.0	100.0	825.3	743.9	100.0	100.0
Cost of sales including occupancy costs	143.5	134.0	52.1	53.6	440.7	392.6	53.4	52.8
Store operating expenses	58.0	53.8	21.1	21.5	170.4	151.0	20.6	20.3
Other operating expenses	16.0	15.1	5.8	6.0	52.3	45.3	6.3	6.1
Depreciation and amortization expenses	8.0	7.7	2.9	3.1	23.8	22.9	2.9	3.1
General and administrative expenses	15.0	11.6	5.4	4.6	40.1	32.7	4.9	4.4
Restructuring and impairments	—	17.9	—	7.2	28.5	17.9	3.5	2.4
Total operating expenses	240.5	240.1	87.3	96.1	755.8	662.4	91.6	89.0
Operating income/(loss)	$34.9	$9.8	12.7%	3.9%	$69.5	$81.5	8.4%	11.0%
Store operating expenses as a % of company-operated store revenues			40.6%	39.5%			39.3%	36.9%
Other operating expenses as a % of non-company-operated store revenues			12.1%	13.3%			13.3%	13.6%
Quarter ended July 1, 2018 compared with quarter ended July 2, 2017
Revenues
EMEA total net revenues increased $26 million, or 10%, for the third quarter of fiscal 2018, primarily due to higher revenue from licensed stores ($18 million) and company-operated stores ($7 million).
Company-operated stores increased $7 million or 5%, primarily due to favorable foreign currency translation ($8 million).
Licensed store revenues increased $18 million, or 17%, due to higher product sales to and royalty revenues from our licensees ($16 million), primarily resulting from the opening of 375 net new licensed stores over the past 12 months, and favorable foreign currency translation ($3 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 150 basis points for the third quarter of fiscal 2018, primarily due to favorable foreign currency impact on cost of sales (approximately 120 basis points) and sales leverage (approximately 40 basis points), partially offset by growth in our licensed stores which have a lower gross margin.
Store operating expenses as a percentage of total net revenues decreased 40 basis points for the third quarter of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses increased 110 basis points, primarily due to store asset impairments (approximately 150 basis points).
Other operating expenses as a percentage of total net revenues decreased 20 basis points for the third quarter of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses decreased 120 basis points, primarily due to sales leverage on our licensed store portfolio (approximately 120 basis points).
Restructuring and impairment expenses decreased $18 million due to lapping the prior year partial goodwill impairment recorded in the prior year period for our Switzerland company operated retail reporting unit.
The combination of these changes resulted in an overall increase in operating margin of 880 basis points for the third quarter of fiscal 2018.

Three quarters ended July 1, 2018 compared with three quarters ended July 2, 2017
Revenues
EMEA total net revenues increased $81 million, or 11%, for the first three quarters of fiscal 2018, primarily due to higher revenue from licensed stores ($53 million) and company-operated stores ($23 million).
Company-operated stores increased $23 million or 6% primarily due to favorable foreign currency translation ($32 million), partially offset by a decrease in comparable store sales ($3 million).
Licensed store revenues increased $53 million, or 18%, due to higher product sales to and royalty revenues from our licensees ($34 million), primarily resulting from the opening of 375 net new licensed stores over the past 12 months and favorable foreign currency translation ($17 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 60 basis points for the first three quarters of fiscal 2018, primarily due to growth in our licensed stores which have a lower gross margin (approximately 70 basis points).
Store operating expenses as a percentage of total net revenues increased 30 basis points for the first three quarters of fiscal 2018. As a percentage of company-operated store revenues, store operating expenses increased 240 basis points for the first three quarters, primarily due to sales deleverage on salaries and benefits, largely due to increased minimum wage in certain markets (approximately 170 basis points) and store asset impairments (approximately 40 basis points).
Other operating expenses as a percentage of total net revenues increased 20 basis points for the first three quarters of fiscal 2018. Excluding the impact of company-operated store revenues, other operating expenses decreased 30 basis points for the first three quarters, primarily due to sales leverage driven by the shift to more licensed stores (approximately 130 basis points), partially offset by business process optimization expenses (approximately 70 basis points).
General and administrative expenses as a percentage of total net revenues increased 50 basis points, primarily due to business process optimization expenses (approximately 50 basis points).
Restructuring and impairment expenses increased $11 million due to a higher goodwill impairment charge recorded for our Switzerland retail reporting unit in fiscal 2018 than in the prior year period.
The combination of these changes resulted in an overall decrease in operating margin of 260 basis points for the first three quarters of fiscal 2018.
Channel Development

	Quarter Ended				Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
			As a % of Channel Development Total Net Revenues				As a % of Channel Development Total Net Revenues
Net revenues:
CPG	$392.4	$364.3	77.1%	76.1%	$1,208.0	$1,147.6	77.0%	76.8%
Foodservice	116.6	114.4	22.9	23.9	361.4	346.0	23.0	23.2
Total net revenues	509.0	478.7	100.0	100.0	1,569.4	1,493.6	100.0	100.0
Cost of sales	273.0	252.5	53.6	52.7	837.3	795.5	53.4	53.3
Other operating expenses	67.3	62.0	13.2	13.0	172.2	172.9	11.0	11.6
Depreciation and amortization expenses	0.2	0.5	—	0.1	0.9	1.7	0.1	0.1
General and administrative expenses	3.6	2.7	0.7	0.6	10.3	8.1	0.7	0.5
Total operating expenses	344.1	317.7	67.6	66.4	1,020.7	978.2	65.0	65.5
Income from equity investees	47.9	49.2	9.4	10.3	122.5	131.1	7.8	8.8
Operating income	$212.8	$210.2	41.8%	43.9%	$671.2	$646.5	42.8%	43.3%

Quarter ended July 1, 2018 compared with quarter ended July 2, 2017
Revenues
Channel Development total net revenues for the third quarter of fiscal 2018 increased $30 million, or 6%, when compared to the prior year period primarily driven by increased sales in our packaged coffee, foodservice and international channels ($27 million) and higher sales of premium single-serve products ($14 million), partially offset by the net impact from the sale of our Tazo brand in the first quarter of fiscal 2018 ($13 million).
Operating Expenses
Cost of sales as a percentage of total net revenues increased 90 basis points for the third quarter, primarily driven by the impact of streamline activities, including the sale of our Tazo brand (approximately 150 basis points).
Other operating expenses as a percentage of total net revenues increased 20 basis points, primarily driven by costs associated with the previously announced Nestlé Alliance (approximately 80 basis points) and higher performance-based compensation (approximately 50 basis points), partially offset by lower marketing expenses (approximately 80 basis points) and the impact from the sale of our Tazo brand (approximately 50 basis points).
Income from equity investees decreased $1 million due to lower income from our North American Coffee Partnership joint venture, primarily driven by decreased sales of Frappuccino®, Doubleshot® and Iced Coffee beverages.
The combination of these changes resulted in an overall decrease in operating margin of 210 basis points for the third quarter of fiscal 2018.
Three quarters ended July 1, 2018 compared with three quarters ended July 2, 2017
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2018 increased $76 million, or 5%, when compared to the prior year period primarily driven by our packaged coffee, foodservice and international channels ($63 million), higher sales of premium single-serve products ($38 million) and lapping a prior year revenue deduction adjustment ($13 million), partially offset by the absence of revenue from the sale of our Tazo brand, which occurred in the first quarter of fiscal 2018 ($47 million).
Operating Expenses
Cost of sales as a percentage of total net revenues decreased 10 basis points for the first three quarters, primarily driven by deleverage on cost of sales (approximately 30 basis points) and higher coffee costs (approximately 10 basis points), largely offset by lapping a revenue deduction adjustment recorded in the second quarter of fiscal 2017 (approximately 40 basis points).
Other operating expenses as a percentage of total net revenues decreased 60 basis points for the first three quarters, primarily driven by lower marketing expenses (approximately 80 basis points), partially offset by costs associated with the previously announced Nestlé Alliance (approximately 30 basis points).
Income from equity investees decreased $9 million due to lower income from our North American Coffee Partnership joint venture, primarily driven by decreased sales of Frappuccino®, Doubleshot® and Iced Coffee beverages.
The combination of these changes resulted in an overall decrease in operating margin of 50 basis points for the first three quarters of fiscal 2018.

All Other Segments

	Quarter Ended			Three Quarters Ended
	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Net revenues:
Company-operated stores	$12.5	$39.6	(68.4)%	$99.1	$155.7	(36.4)%
Licensed stores	—	0.6	(100.0)	1.1	2.2	(50.0)
CPG, foodservice and other	53.8	60.2	(10.6)	161.7	209.1	(22.7)
Total net revenues	66.3	100.4	(34.0)	261.9	367.0	(28.6)
Cost of sales including occupancy costs	55.3	64.8	(14.7)	192.2	229.5	(16.3)
Store operating expenses	9.2	24.2	(62.0)	53.0	89.3	(40.6)
Other operating expenses	10.6	14.6	(27.4)	32.6	52.8	(38.3)
Depreciation and amortization expenses	1.5	3.0	(50.0)	3.2	9.3	(65.6)
General and administrative expenses	1.0	3.8	(73.7)	5.6	11.7	(52.1)
Restructuring and impairments	(1.5)	102.3	nm	129.7	102.3	nm
Total operating expenses	76.1	212.7	(64.2)	416.3	494.9	(15.9)
Operating loss	$(9.8)	$(112.3)	(91.3)%	$(154.4)	$(127.9)	20.7%
All Other Segments primarily includes Seattle’s Best Coffee as well as Starbucks Reserve® and Roastery businesses and Teavana-branded stores. Restructuring and impairment expenses, which were primarily due to our strategy to close TeavanaTM/MC retail stores, decreased $103 million in the third quarter of fiscal 2018 and increased $27 million in the first three quarters of fiscal 2018.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Americas (1)
Company-operated stores	94	125	177	282	9,590	9,301
Licensed stores	86	119	468	413	7,614	7,001
Total Americas	180	244	645	695	17,204	16,302
China/Asia Pacific (2)
Company-operated stores	163	116	1,909	287	4,979	3,098
Licensed stores	94	134	(1,136)	453	3,273	4,085
Total China/Asia Pacific	257	250	773	740	8,252	7,183
EMEA
Company-operated stores	—	1	(6)	(17)	496	506
Licensed stores	76	86	269	245	2,741	2,364
Total EMEA	76	87	263	228	3,237	2,870
All Other Segments (3)
Company-operated stores	1	(5)	(285)	(14)	5	344
Licensed stores	(3)	(1)	(15)	2	22	37
Total All Other Segments	(2)	(6)	(300)	(12)	27	381
Total Company	511	575	1,381	1,651	28,720	26,736
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

(3) As of July 1, 2018, All Other Segments includes 22 licensed Teavana-branded stores.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $2.2 billion as of July 1, 2018 and $3.2 billion as of October 1, 2017. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities and agency obligations. As of July 1, 2018, approximately $1.3 billion of our cash and investments were held in foreign subsidiaries.
Borrowing Capacity
Our $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”) and our $1.0 billion unsecured 364-Day credit facility (the “364-day credit facility”) are available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases.
The 2018 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 1.000% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans.

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
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of July 1, 2018, we were in compliance with all applicable credit facility covenants.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. We had borrowings of $300 million under our commercial paper program during the third quarter of fiscal 2018, all of which was outstanding at July 1, 2018.
The indentures under which all of our Senior Notes were issued, as detailed in Note 8, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of July 1, 2018, we were in compliance with all applicable covenants.
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
We believe that future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through dividends and share repurchases.
We consider the majority of undistributed earnings of our foreign subsidiaries and equity investees as of July 1, 2018 to be indefinitely reinvested, and accordingly no foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need for, repatriated funds to the U.S. to satisfy domestic liquidity needs. However, the Tax Act requires a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments. This one-

time transition tax is payable over eight years, with most of the cash outlay expected to be made in the later years. In connection with our initial analysis, we have estimated a provisional amount of $266 million, of which $237 million of income taxes payable was included in other long-term liabilities on the condensed consolidated balance sheet, as of July 1, 2018. See Note 11, Income Taxes, for further discussion.
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
During the third quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.36 per share to be paid on August 24, 2018 to shareholders of record as of the close of business on August 9, 2018.
We repurchased 73.0 million shares of common stock, or $4.1 billion, during the first three quarters of fiscal 2018 under our ongoing share repurchase program. On April 26, 2018, the Company announced an additional 100 million shares being authorized for repurchase. The number of remaining shares authorized for repurchase as of July 1, 2018 totaled 107.3 million.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2018 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our developing Siren Retail business and our supply chain and corporate facilities. Total capital expenditures for fiscal 2018 are expected to be approximately $2.0 billion.
Cash Flows
Cash provided by operating activities was $3.5 billion for the first three quarters of fiscal 2018, compared to $3.2 billion for the same period in fiscal 2017. The change was primarily due to timing of tax payments and changes in our working capital accounts.
Cash used by investing activities for the first three quarters of fiscal 2018 totaled $1.7 billion, compared to cash used by investing activities of $669.5 million for the same period in fiscal 2017. The change was primarily due to cash used to acquire the 50% ownership interest in our East China joint venture in the first quarter of fiscal 2018, partially offset by the proceeds from the divestiture of certain operations.
Cash used by financing activities for the first three quarters of fiscal 2018 and fiscal 2017 totaled $2.4 billion and $1.9 billion, respectively. The increase in share repurchases in fiscal 2018 was largely offset by higher proceeds from issuance of long-term debt in the same period.
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
During the third quarter of fiscal 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (July 1, 2018).
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
We acquired our East China joint venture on December 31, 2017 (see Note 2, Acquisitions and Divestitures, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q). As permitted by the Securities Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded East China from its evaluation of internal control over financial reporting as of July 1, 2018. We are in the process of documenting and testing East China's internal controls over financial reporting and plan to incorporate East China in our evaluation of internal controls over financial reporting beginning in the first quarter of fiscal 2019. East China contributed $3.5 billion to our consolidated total assets as of July 1, 2018. For the quarter ended and three quarters ended July 1, 2018, East China's revenue included in our consolidated statements of earnings was $301.0 million and $602.6 million, respectively. For the quarter ended and three quarters ended July 1, 2018, East China's net earnings included in our consolidated statements of earnings was $19.2 million and $45.5 million, respectively.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this 10-Q.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 13, Commitments and Contingencies, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended July 1, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
April 2, 2018 - April 29, 2018	3,000,000	$58.72	3,000,000	121,414,424
April 30, 2018 - May 27, 2018	3,300,000	57.32	3,300,000	118,114,424
May 28, 2018 - July 1, 2018	10,800,000	53.21	10,800,000	107,314,424
Total	17,100,000	$54.97	17,100,000

(1)	Monthly information is presented by reference to our fiscal months during the third quarter of fiscal 2018.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

(3)
This column includes the total number of shares available for repurchase under the Company's ongoing share repurchase program and includes the additional 100 million shares authorized for repurchase as announced on April 26, 2018. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Transaction Agreement, dated as of May 6, 2018 by and between Starbucks Corporation and Nestle S.A.	8-K	0-20322	05/07/2018	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	06/05/2018	3.1
10.1	Retirement Agreement, dated June 1, 2018, by and between Starbucks Corporation and Howard Schultz	8-K	0-20322	06/05/2018	10.1
10.2	Transition Agreement, dated June 27, 2018, by Scott Maw and Starbucks Corporation	8-K/A	0-20322	06/29/2018	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended July 1, 2018, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 31, 2018

STARBUCKS CORPORATION

By:	/s/ Scott Maw
Scott Maw
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer