Form 10-Q
period 2018-12-30
STARBUCKS CORP
filed 2019-01-29
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of January 23, 2019
Common Stock, par value $0.001 per share	1,243.6 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017
Net revenues:
Company-operated stores	$5,370.3	$4,741.8
Licensed stores	737.1	682.4
Other	525.3	649.5
Total net revenues	6,632.7	6,073.7
Cost of sales including occupancy costs	2,758.7	2,501.7
Store operating expenses	1,993.0	1,737.0
Other operating expenses	93.2	129.5
Depreciation and amortization expenses	333.4	258.8
General and administrative expenses	463.3	392.4
Restructuring and impairments	43.2	27.6
Total operating expenses	5,684.8	5,047.0
Income from equity investees	67.8	89.4
Operating income	1,015.7	1,116.1
Gain resulting from acquisition of joint venture	—	1,326.3
Net gain resulting from divestiture of certain operations	—	501.2
Interest income and other, net	24.8	88.2
Interest expense	(75.0)	(25.9)
Earnings before income taxes	965.5	3,005.9
Income tax expense	205.1	755.8
Net earnings including noncontrolling interests	760.4	2,250.1
Net loss attributable to noncontrolling interests	(0.2)	(0.1)
Net earnings attributable to Starbucks	$760.6	$2,250.2
Earnings per share - basic	$0.61	$1.58
Earnings per share - diluted	$0.61	$1.57
Weighted average shares outstanding:
Basic	1,242.0	1,421.0
Diluted	1,253.4	1,434.6
Cash dividends declared per share	$0.36	$0.30
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017
Net earnings including noncontrolling interests	$760.4	$2,250.1
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	2.2	(2.7)
Tax (expense)/benefit	(0.5)	1.0
Unrealized gains/(losses) on cash flow hedging instruments	(9.1)	(2.3)
Tax (expense)/benefit	1.8	0.4
Unrealized gains/(losses) on net investment hedging instruments	(21.9)	(0.3)
Tax (expense)/benefit	5.6	—
Translation adjustment and other	1.6	32.4
Tax (expense)/benefit	—	2.9
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	8.1	0.2
Tax expense/(benefit)	(0.7)	(1.3)
Other comprehensive income/(loss)	(12.9)	30.3
Comprehensive income including noncontrolling interests	747.5	2,280.4
Comprehensive loss attributable to noncontrolling interests	(0.2)	(0.1)
Comprehensive income attributable to Starbucks	$747.7	$2,280.5

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 30, 2018	Sep 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,761.6	$8,756.3
Short-term investments	230.2	181.5
Accounts receivable, net	721.4	693.1
Inventories	1,354.6	1,400.5
Prepaid expenses and other current assets	608.5	1,462.8
Total current assets	7,676.3	12,494.2
Long-term investments	265.0	267.7
Equity and cost investments	336.1	334.7
Property, plant and equipment, net	6,039.3	5,929.1
Deferred income taxes, net	650.0	134.7
Other long-term assets	472.7	412.2
Other intangible assets	981.6	1,042.2
Goodwill	3,560.3	3,541.6
TOTAL ASSETS	$19,981.3	$24,156.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,100.5	$1,179.3
Accrued liabilities	2,564.0	2,298.4
Insurance reserves	208.8	213.7
Current portion of deferred revenue	1,554.2	1,642.9
Current portion of long-term debt	—	349.9
Total current liabilities	5,427.5	5,684.2
Long-term debt	9,130.7	9,090.2
Deferred revenue	6,823.7	6,775.7
Other long-term liabilities	1,478.2	1,430.5
Total liabilities	22,860.1	22,980.6
Shareholders’ equity:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,243.3 and 1,309.1 shares, respectively	1.2	1.3
Additional paid-in capital	41.1	41.1
Retained earnings/(deficit)	(2,584.0)	1,457.4
Accumulated other comprehensive loss	(343.2)	(330.3)
Total shareholders’ equity	(2,884.9)	1,169.5
Noncontrolling interests	6.1	6.3
Total equity	(2,878.8)	1,175.8
TOTAL LIABILITIES AND EQUITY	$19,981.3	$24,156.4
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$760.4	$2,250.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	350.8	272.4
Deferred income taxes, net	(354.6)	744.8
Income earned from equity method investees	(55.0)	(66.2)
Distributions received from equity method investees	63.7	81.3
Gain resulting from acquisition of joint venture	—	(1,326.3)
Net gain resulting from divestiture of certain retail operations	—	(501.2)
Stock-based compensation	97.3	61.4
Other	6.1	3.3
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(28.8)	1.3
Inventories	44.8	71.2
Prepaid expenses and other current assets	847.3	(108.6)
Accounts payable	(21.3)	28.1
Deferred revenue	362.7	359.6
Other operating assets and liabilities	305.6	(37.2)
Net cash provided by operating activities	2,379.0	1,834.0
INVESTING ACTIVITIES:
Purchases of investments	(108.7)	(35.2)
Sales of investments	32.1	316.1
Maturities and calls of investments	14.2	21.3
Acquisitions, net of cash acquired	—	129.5
Additions to property, plant and equipment	(431.4)	(429.3)
Net proceeds from the divestiture of certain operations	—	397.1
Other	(16.6)	(4.5)
Net cash provided by investing activities	(510.4)	395.0
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	998.3
Repayments of long-term debt	(350.0)	—
Proceeds from issuance of common stock	108.4	54.3
Cash dividends paid	(446.7)	(428.1)
Repurchase of common stock	(5,114.7)	(1,601.0)
Minimum tax withholdings on share-based awards	(55.3)	(56.0)
Other	(0.3)	(7.2)
Net cash used by financing activities	(5,858.6)	(1,039.7)
Effect of exchange rate changes on cash and cash equivalents	(4.7)	9.8
Net increase/(decrease) in cash and cash equivalents	(3,994.7)	1,199.1
CASH AND CASH EQUIVALENTS:
Beginning of period	8,756.3	2,462.3
End of period	$4,761.6	$3,661.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$73.0	$38.3
Income taxes/(refunds)	$(707.3)	$140.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Payable for East China acquisition (Note 3)	$—	$1,431.0

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of December 30, 2018, and for the quarters ended December 30, 2018 and December 31, 2017, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 30, 2018 and December 31, 2017 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
The financial information as of September 30, 2018 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 30, 2018 (“fiscal 2018”) included in Item 8 in the Fiscal 2018 Annual Report on Form 10-K (the “10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 30, 2018 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2019 (“fiscal 2019”).
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In the first quarter of fiscal 2019, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The primary impact of the adoption was an increase to deferred income taxes, net of $227.6 million and a corresponding cumulative adjustment to opening retained earnings at the beginning of our first quarter of fiscal 2019.
In the first quarter of fiscal 2019, we adopted the new guidance on revenue recognition utilizing the modified retrospective method, which primarily changed the accounting method and classification of revenue recognition related to unredeemed stored value cards, referred to as stored value card breakage. Under this new guidance, expected breakage amounts must be recognized proportionately in earnings as redemptions occur. Previously, stored value card breakage was recorded to interest income and other, net utilizing the remote method. Starting in the first quarter of 2019, stored value card breakage is recorded in the revenue lines where stored value cards may be redeemed—primarily company-operated and licensed store revenues. The cumulative impact to retained earnings as of October 1, 2018 was $268.0 million.
Impact of adoption on our consolidated balance sheet at September 30, 2018:

(in millions)	As reported Sep 30, 2018	Revenue Recognition Adoption Impact	Adjusted Oct 1, 2018
Deferred income taxes, net	$134.7	$(11.0)	$123.7
Current liabilities:
Stored value card liability and current portion of deferred revenue	1,642.9	(422.0)	1,220.9
Deferred revenue	6,775.7	64.0	6,839.7
Other long-term liabilities	1,430.5	79.0	1,509.5
Shareholders' equity:
Retained earnings	1,457.4	268.0	1,725.4
Due to the adoption, we began classifying stored value card liabilities as current and long-term deferred revenue.
See Note 2, Revenue Recognition, for further discussion of classification of impacts of the adoption.

Recent Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income (“AOCI”). The guidance permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from AOCI to retained earnings. The guidance will be effective at the beginning of our first quarter of fiscal 2020 but permits adoption in an earlier period. The guidance may be applied in the period of adoption or retrospectively to each period in which the effect of the change related to the Tax Act was recognized. We do not expect a material impact upon adoption of this guidance.
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
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued an alternative method that permits application of the new guidance at the beginning of the year of adoption. This is in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The guidance will be effective at the beginning of our first quarter of fiscal 2020, with optional practical expedients. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the method of adoption. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets but will likely have an insignificant impact on our consolidated statements of earnings. In preparation for the adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information.
Revision of Previously Issued Financial Statements
We have revised our condensed consolidated statement of comprehensive income and the related footnotes for the quarter ended December 31, 2017 to reflect the correction of an immaterial error primarily related to translation adjustment reclassifications. Total other comprehensive income was not changed.

Note 2:	Revenue Recognition

The following significant revenue recognition accounting policies from our most recent Annual Report on Form 10-K have been restated to reflect the adoption of the new guidance.
Consolidated revenues are presented net of intercompany eliminations for wholly-owned subsidiaries and investees controlled by us and for product sales to and royalty and other fees from licensees accounted for under the equity method. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.
Company-operated Store Revenues
Company-operated store revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Company-operated store revenues are reported excluding sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.
Licensed Store Revenues
Licensed store revenues consist of product and equipment sales, royalties and other fees paid by licensees to use the Starbucks brand and for services such as training and design. Sales of coffee, tea, food and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in cost of sales including occupancy costs on our condensed consolidated statements of earnings.
Initial nonrefundable pre-opening service fees, including site selection and evaluation, store development and design and operational training, are recognized upon completion of services. Royalty revenues are recognized based upon a percentage of reported sales, and other continuing fees, such as marketing and service fees, are recognized as the performance obligations are met.

Stored Value Cards
Stored value cards can be activated through various channels, including at our company-operated and most licensed store locations, online at Starbucks.com or via mobile devices held by our customers, and at certain other third-party websites and locations, such as grocery stores, although they cannot be reloaded at these third-party websites or locations. Amounts loaded onto stored value cards are initially recorded as deferred revenue and recognized as revenue upon redemption. Historically, the majority of stored value cards are redeemed within one year.
In many of our company-owned markets, including the U.S., our stored value cards do not have an expiration date nor do they charge service fees that cause a decrement to customer balances. Based on historical redemption rates, a portion of stored value cards is not expected to be redeemed and will be recognized as breakage over time in proportion to stored value card redemptions. The redemption rates are based on historical redemption patterns for each market, including the timing and business channel in which the card was activated, and unclaimed property laws, if applicable.
Breakage is recognized as company-operated stores and licensed stores revenue within the condensed consolidated statement of earnings. During the quarter ended December 30, 2018 we recognized breakage revenue of $34.9 million in company-operated store revenues and $4.6 million in licensed store revenues. Prior to fiscal 2019, breakage was recorded using the remote method and recorded in interest income and other, net. Including the change in income statement presentation, there were no material impacts to the financial results of our first quarter of fiscal 2019.
Loyalty Program
Customers in the U.S., Canada, and certain other countries who register their Starbucks Card are automatically enrolled in the Starbucks RewardsTM program, primarily a spend-based loyalty program. They earn loyalty points (“Stars”) with each purchase at participating Starbucks® stores and when making purchases with the Starbucks-branded credit and debit cards. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
We defer revenue associated with the estimated selling price of Stars earned by Starbucks Rewards members towards free product as each Star is earned and a corresponding liability is established in deferred revenue. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed Stars. Stars generally expire after six months.
When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related deferred revenue. The new guidance does not impact the timing or total revenue recognized related to the loyalty program.
Other Revenues
Other revenues primarily include royalty revenues, sales of packaged coffee, tea and a variety of ready-to-drink beverages and single-serve coffee and tea products to customers outside of our company-operated and licensed stores. Sales of these products are generally recognized upon shipment to customers, depending on contract terms.
Beginning in late fiscal 2018, other revenues also include product sales to and licensing revenue from Nestlé related to our Global Coffee Alliance. Product sales to Nestlé are generally recognized when the product is shipped whereas royalty revenues are recognized based on a percentage of reported sales.
The timing and amount of revenue recognized related to other revenues were not impacted by the adoption of new guidance.
Deferred Revenues
In the fourth quarter of fiscal 2018, we licensed the rights to sell and market our products in authorized channels to Nestlé, or the "Global Coffee Alliance," and also received an upfront prepaid royalty. The upfront payment of approximately $7 billion was recorded as deferred revenue as we have continuing performance obligations to support the Global Coffee Alliance, including providing Nestlé access to certain intellectual properties and products for future resale. The upfront payment will be recognized as other revenue on a straight-line basis over the estimated economic life of the arrangement of 40 years. At December 30, 2018, the current and long-term deferred revenue related to the Nestlé upfront payment was $174.0 million and $6.7 billion, respectively.
Additionally, deferred revenues include our unredeemed stored value card liability and unredeemed Stars associated with our loyalty program. The opening balance of current and long-term deferred revenue related to our stored value card and loyalty program was $906.6 million and $64.0 million, respectively for the quarter ended December 30, 2018. The balance of current and long-term deferred revenue related to our stored value card and loyalty program was $1.3 billion and $91.7 million, respectively, as of the quarter ended December 30, 2018.

Disaggregation of Revenues
Revenues disaggregated by segment, product type and geographic area are disclosed in Note 15, Segment Reporting.

Note 3:	Acquisitions, Divestitures and Strategic Alliance
Fiscal 2018
We entered into an agreement on May 6, 2018 to establish the Global Coffee Alliance with Nestlé. On August 26, 2018, Nestlé licensed the rights to market, sell and distribute Starbucks consumer packaged goods and foodservice products in authorized channels. We received an upfront payment of approximately $7 billion primarily of prepaid royalties which was recorded as a liability to current and long-term deferred revenue. See Note 2, Revenue Recognition, for the accounting treatment.
On March 23, 2018, we sold our company-operated retail store assets and operations in Brazil to SouthRock converting these operations to a fully licensed market, for a total of $48.2 million. This transaction resulted in an insignificant pre-tax loss. This pre-tax loss was included in net gain resulting from divestiture of certain operations on our condensed consolidated statements of earnings.
On December 31, 2017, we acquired the remaining 50% interest of our East China joint venture (“East China”) from President Chain Store (Hong Kong) Holding Ltd. and Kai Yu (BVI) collectively, “Uni-President Group” or “UPG”, for approximately $1.4 billion and resulted in a total gain of $1.4 billion that is not subject to income tax, and was presented as gain resulting from acquisition of joint venture on our condensed consolidated statements of earnings in fiscal 2018.
Concurrently, with the purchase of our East China joint venture, we sold our 50% interest in President Starbucks Coffee Taiwan Limited, our joint venture operations in Taiwan, to UPG for approximately $181.2 million. The transaction resulted in a pre-tax gain of $156.6 million which was included in net gain resulting from divestiture of certain operations on our condensed consolidated statements of earnings.
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

Due to foreign currency translation, the balance of goodwill related to the acquisition decreased $117.7 million since the date of acquisition to $2.0 billion as of December 30, 2018. Accumulated amortization related to the acquired intangible assets was $163.6 million as of December 30, 2018.

We began consolidating East China's results of operations and cash flows into our condensed consolidated financial statements after December 31, 2017. For the quarter ended December 30, 2018, East China's revenue and net earnings included in our condensed consolidated statements of earnings was $299.3 million and $25.2 million, respectively.
The following table provides the supplemental pro forma revenue and net earnings of the combined entity had the acquisition date of East China been October 3, 2016, the first day of our first quarter of fiscal 2017, rather than the end of our first quarter of fiscal 2018 (in millions):

Pro Forma (unaudited)
Quarter Ended
Dec 31, 2017
Revenue	$6,344.7
Net earnings attributable to Starbucks	1,122.8
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

Note 4:	Derivative Financial Instruments
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

Commodities
Depending on market conditions, we may enter into coffee futures contracts and collars (the combination of a purchased call option and a sold put option) to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 6, Inventories. The effective portion of each derivative's gain or loss is recorded in AOCI and is subsequently reclassified to cost of sales including occupancy costs when the hedged exposure affects net earnings.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Dec 30, 2018	Sep 30, 2018
Cash Flow Hedges:
Interest rates	$11.9	$24.7	$4.3	122
Cross-currency swaps	(9.6)	(12.6)	—	71
Foreign currency - other	15.3	5.8	9.6	36
Coffee	(0.1)	(0.2)	(0.1)	1
Net Investment Hedges:
Foreign currency	16.0	16.0	—	0
Foreign currency debt	(12.7)	3.6	—	63
Pretax gains and losses on derivative contracts and foreign-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Dec 30, 2018	Dec 31, 2017	Dec 30, 2018	Dec 31, 2017
Cash Flow Hedges:
Interest rates	$(15.7)	$—	$1.4	$1.2
Cross-currency swaps	(8.0)	(2.4)	(11.7)	(0.5)
Foreign currency - other	14.6	0.1	1.9	(1.4)
Coffee	—	—	(0.2)	(4.7)
Net Investment Hedges:
Foreign currency	—	(0.1)	—	—
Foreign currency debt	(21.9)	(0.2)	—	—

Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended
	Dec 30, 2018	Dec 31, 2017
Non-Designated Derivatives:
Foreign currency - other	$(7.9)	$3.7
Dairy	(2.1)	(2.1)
Diesel fuel and other commodities	(6.6)	1.4
Designated Fair Value Hedging Instruments:
Interest rate swap	16.9	(7.5)
Notional amounts of outstanding derivative contracts (in millions):

	Dec 30, 2018	Sep 30, 2018
Interest rate swap	$1,250	$750
Cross-currency swaps	427	434
Foreign currency - other	1,067	914
Dairy	11	16
Diesel fuel and other commodities	45	21
Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Dec 30, 2018	Sep 30, 2018	Dec 30, 2018	Sep 30, 2018
Designated Derivative Instruments:
Interest rates	$—	$—	$15.7	$—
Cross-currency swaps	—	5.8	11.5	9.3
Foreign currency - other	23.4	13.6	2.3	5.3
Interest rate swap	—	—	22.9	32.5
Non-designated Derivative Instruments:
Foreign currency	11.2	13.7	12.2	2.5
Dairy	—	0.2	1.0	0.1
Diesel fuel and other commodities	—	1.6	5.6	0.3
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 5:	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at December 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,761.6	$4,761.6	$—	$—
Short-term investments:
Available-for-sale securities
Commercial paper	10.5	—	10.5	—
Corporate debt securities	119.0	—	119.0	—
Foreign government obligations	3.6	—	3.6	—
U.S. government treasury securities	25.0	25.0	—	—
Mortgage and other asset-backed securities	12.6	—	12.6	—
Certificates of deposit	3.0	—	3.0	—
Total available-for-sale securities	173.7	25.0	148.7	—
Trading securities	56.5	56.5	—	—
Total short-term investments	230.2	81.5	148.7	—
Prepaid expenses and other current assets:
Derivative assets	25.1	—	25.1	—
Long-term investments:
Available-for-sale securities
Agency obligations	6.0	—	6.0	—
Corporate debt securities	121.7	—	121.7	—
Auction rate securities	5.7	—	—	5.7
U.S. government treasury securities	114.6	114.6	—	—
State and local government obligations	4.8	—	4.8	—
Mortgage and other asset-backed securities	12.2	—	12.2	—
Total long-term investments	265.0	114.6	144.7	5.7
Other long-term assets:
Derivative assets	9.5	—	9.5	—
Total assets	$5,291.4	$4,957.7	$328.0	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$19.4	$2.1	$17.3	$—
Other long-term liabilities:
Derivative liabilities	51.8	—	51.8	—
Total liabilities	$71.2	$2.1	$69.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,756.3	$8,756.3	$—	$—
Short-term investments:
Available-for-sale securities
Commercial paper	8.4	—	8.4	—
Corporate debt securities	91.8	—	91.8	—
Mortgage and other asset-backed securities	6.0	—	6.0	—
Total available-for-sale securities	106.2	—	106.2	—
Trading securities	75.3	75.3	—	—
Total short-term investments	181.5	75.3	106.2	—
Prepaid expenses and other current assets:
Derivative assets	24.5	1.2	23.3	—
Long-term investments:
Available-for-sale securities
Agency obligations	5.9	—	5.9	—
Corporate debt securities	114.5	—	114.5	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	3.6	—	3.6	—
U.S. government treasury securities	108.1	108.1	—	—
State and local government obligations	4.8	—	4.8	—
Mortgage and other asset-backed securities	24.9	—	24.9	—
Total long-term investments	267.7	108.1	153.7	5.9
Other long-term assets:
Derivative assets	10.4	—	10.4	—
Total assets	$9,240.4	$8,940.9	$293.6	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$6.5	$0.4	$6.1	$—
Other long-term liabilities:
Derivative liabilities	43.5	—	43.5	—
Total liabilities	$50.0	$0.4	$49.6	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on investments were not material as of December 30, 2018 and September 30, 2018.
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
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt. There were no material fair value adjustments during the quarters ended December 30, 2018 and December 31, 2017.

Note 6:	Inventories (in millions)

	Dec 30, 2018	Sep 30, 2018	Dec 31, 2017
Coffee:
Unroasted	$591.3	$588.6	$559.9
Roasted	259.8	281.2	283.9
Other merchandise held for sale	267.5	273.1	260.6
Packaging and other supplies	236.0	257.6	208.8
Total	$1,354.6	$1,400.5	$1,313.2
Other merchandise held for sale includes, among other items, serveware and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of December 30, 2018, we had committed to purchasing green coffee totaling $898 million under fixed-price contracts and an estimated $210 million under price-to-be-fixed contracts. As of December 30, 2018, none of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 7:	Supplemental Balance Sheet Information (in millions)

Prepaid Expenses and Other Current Assets

	Dec 30, 2018	Sep 30, 2018
Income tax receivable	$121.8	$955.4
Other prepaid expenses and current assets	486.7	507.4
Total prepaid expenses and current assets	$608.5	$1,462.8

Property, Plant and Equipment, net

	Dec 30, 2018	Sep 30, 2018
Land	$46.8	$46.8
Buildings	568.0	557.3
Leasehold improvements	7,565.7	7,372.8
Store equipment	2,457.6	2,400.2
Roasting equipment	681.1	658.8
Furniture, fixtures and other	1,684.2	1,659.3
Work in progress	465.5	501.9
Property, plant and equipment, gross	13,468.9	13,197.1
Accumulated depreciation	(7,429.6)	(7,268.0)
Property, plant and equipment, net	$6,039.3	$5,929.1

Accrued Liabilities

	Dec 30, 2018	Sep 30, 2018
Accrued compensation and related costs	$558.7	$656.8
Accrued occupancy costs	181.9	164.2
Accrued taxes	773.7	286.6
Accrued dividends payable	447.6	445.4
Accrued capital and other operating expenditures	602.1	745.4
Total accrued liabilities	$2,564.0	$2,298.4

Note 8: Other Intangible Assets and Goodwill

Indefinite-lived intangible assets

(in millions)	Dec 30, 2018	Sep 30, 2018
Trade names, trademarks and patents	$207.3	$215.9
Other indefinite-lived intangible assets	15.1	15.1
Total indefinite-lived intangible assets	$222.4	$231.0

Finite-lived intangible assets

	Dec 30, 2018			Sep 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,089.0	$(377.0)	$712.0	$1,081.7	$(320.1)	$761.6
Acquired trade secrets and processes	27.6	(17.2)	10.4	27.6	(16.5)	11.1
Trade names, trademarks and patents	33.2	(20.1)	13.1	33.0	(19.5)	13.5
Licensing agreements	14.7	(5.6)	9.1	14.3	(5.1)	9.2
Other finite-lived intangible assets	25.7	(11.1)	14.6	25.6	(9.8)	15.8
Total finite-lived intangible assets	$1,190.2	$(431.0)	$759.2	$1,182.2	$(371.0)	$811.2
Amortization expense for finite-lived intangible assets was $54.5 million for the quarter ended December 30, 2018 and $14.0 million for the quarter ended December 31, 2017.
Estimated future amortization expense as of December 30, 2018 (in millions):

Fiscal Year Ending
2019 (excluding the three months ended December 30, 2018)	$164.4
2020	219.1
2021	195.8
2022	168.4
2023	5.2
Thereafter	6.3
Total estimated future amortization expense	$759.2
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 3, Acquisitions, Divestitures and Strategic Alliance.

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	China/Asia Pacific	EMEA	Channel Development	Corporate and Other	Total
Goodwill balance at September 30, 2018	$497.4	$2,986.6	$11.3	$34.7	$11.6	$3,541.6
Other	(1.4)	20.2	—	—	(0.1)	18.7
Goodwill balance at December 30, 2018	$496.0	$3,006.8	$11.3	$34.7	$11.5	$3,560.3
“Other” primarily consists of changes in the goodwill balance resulting from foreign currency translation.

Note 9:	Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of December 30, 2018, we had no borrowings outstanding under the program.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Dec 30, 2018		Sep 30, 2018		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
2018 notes	$—	$—	$350.0	$350	2.000%	2.012%
2020 notes	500.0	492	500.0	490	2.200%	2.228%
2021 notes	500.0	487	500.0	489	2.100%	2.293%
2021 notes	250.0	244	250.0	244	2.100%	1.600%
2022 notes	500.0	488	500.0	486	2.700%	2.819%
2023 notes (2)	750.0	758	750.0	759	3.850%	2.859%
2023 notes	1,000.0	982	1,000.0	986	3.100%	3.107%
2024 notes (3)	770.3	769	748.4	743	0.372%	0.462%
2025 notes	1,250.0	1,241	1,250.0	1,249	3.800%	3.721%
2026 notes	500.0	449	500.0	451	2.450%	2.511%
2028 notes	600.0	571	600.0	576	3.500%	3.529%
2028 notes	750.0	740	750.0	754	4.000%	3.958%
2045 notes	350.0	317	350.0	330	4.300%	4.348%
2047 notes	500.0	417	500.0	438	3.750%	3.765%
2048 notes	1,000.0	937	1,000.0	977	4.500%	4.504%
Total	9,220.3	8,892	9,548.4	9,322
Aggregate debt issuance costs and unamortized premium/(discount), net	(67.5)		(69.3)
Hedge accounting fair value adjustment (2)	(22.1)		(39.0)
Total	$9,130.7		$9,440.1

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

(2)
Amount represents the change in fair value due to changes in benchmark interest rates related to our 2023 notes. Refer to Note 4, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

(3)	Japanese yen-denominated long-term debt.
The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 30, 2018, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of December 30, 2018 by fiscal year (in millions):

Fiscal Year	Total
2020	$—
2021	1,250.0
2022	500.0
2023	1,000.0
2024	1,520.3
Thereafter	4,950.0
Total	$9,220.3

Note 10:	Equity
Changes in total equity (in millions):

	Quarter Ended
	Dec 30, 2018			Dec 31, 2017
	Attributable to Starbucks	Noncontrolling interests	Total Equity	Attributable to Starbucks	Noncontrolling interest	Total Equity
Beginning balance of total equity	$1,169.5	$6.3	$1,175.8	$5,450.1	$6.9	$5,457.0
Cumulative effect of adoption of new accounting guidance	495.6	—	495.6	—	—	—
Net earnings including noncontrolling interests	760.6	(0.2)	760.4	2,250.2	(0.1)	2,250.1
Translation adjustment and other, net of reclassifications and tax	1.6	—	1.6	28.1	—	28.1
Unrealized gains/(losses), net of reclassifications and tax	(14.5)	—	(14.5)	2.2	—	2.2
Other comprehensive income/(loss)	(12.9)	—	(12.9)	30.3	—	30.3
Stock-based compensation expense	98.0	—	98.0	62.2	—	62.2
Exercise of stock options/vesting of RSUs	45.0	—	45.0	(9.1)	—	(9.1)
Sale of common stock	8.1	—	8.1	7.4	—	7.4
Repurchase of common stock	(5,000.0)	—	(5,000.0)	(1,618.2)	—	(1,618.2)
Cash dividends declared	(448.8)	—	(448.8)	(420.8)	—	(420.8)
Ending balance of total equity	$(2,884.9)	$6.1	$(2,878.8)	$5,752.1	$6.8	$5,758.9
Changes in AOCI by component, net of tax (in millions):
Quarter Ended

	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
December 30, 2018
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	1.7	(7.3)	(16.3)	1.6	(20.3)
Net (gains)/losses reclassified from AOCI to earnings	0.3	7.1	—	—	7.4
Other comprehensive income/(loss) attributable to Starbucks	2.0	(0.2)	(16.3)	1.6	(12.9)
Net gains/(losses) in AOCI, end of period	$(2.9)	$17.5	$3.3	$(361.1)	$(343.2)

December 31, 2017
Net gains/(losses) in AOCI, beginning of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)
Net gains/(losses) recognized in OCI before reclassifications	(1.7)	(1.9)	(0.3)	35.3	31.4
Net (gains)/losses reclassified from AOCI to earnings	1.2	4.9	—	(7.2)	(1.1)
Other comprehensive income/(loss) attributable to Starbucks	(0.5)	3.0	(0.3)	28.1	30.3
Net gains/(losses) in AOCI, end of period	$(3.0)	$(1.1)	$13.7	$(134.9)	$(125.3)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):
Quarter Ended

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 30, 2018	Dec 31, 2017
Gains/(losses) on available-for-sale securities	$0.5	$(1.6)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	1.4	1.2	Interest expense
Cross-currency swaps	(11.7)	(0.5)	Interest income and other, net
Foreign currency hedges	1.4	(0.4)	Revenues
Foreign currency/coffee hedges	0.3	(5.7)	Cost of sales including occupancy costs
Translation adjustment
East China joint venture	—	7.2	Gain resulting from acquisition of joint venture
Taiwan joint venture	—	1.4	Gain/(loss) resulting from divestiture of certain operations
Other	—	(1.8)	Interest income and other, net
	(8.1)	(0.2)	Total before tax
	0.7	1.3	Tax (expense)/benefit
	$(7.4)	$1.1	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of December 30, 2018.
In September 2018, we entered into accelerated share repurchase agreements (“ASR agreements”) with third-party financial institutions totaling $5.0 billion, effective October 1, 2018. We made a $5.0 billion upfront payment to the financial institutions and received an initial delivery of 72.0 million shares of our common stock. Upon completion, the total shares repurchased will be based on the volume-weighted average share price during the term of the ASR agreements less an applicable discount. The financial institutions may be required to deliver additional shares or, under certain circumstances, we may elect to deliver shares or make a cash payment to the financial institutions. Final settlement is expected to be completed as early as February 2019 and no later than March 2019. During the quarter ended December 31, 2017, we repurchased 28.5 million shares at a total cost of $1.6 billion. In the first quarter of fiscal 2019, we announced that our Board of Directors approved an increase of 120 million shares to our ongoing share repurchase program. As of December 30, 2018, 96.8 million shares remained available for repurchase under current authorizations.
During the first quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend to shareholders of $0.36 per share to be paid on February 22, 2019 to shareholders of record as of the close of business on February 7, 2019.

Note 11:	Employee Stock Plans
As of December 30, 2018, there were 49.7 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 12.7 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017
Options	$8.3	$14.2
Restricted Stock Units (“RSUs”)	88.9	47.2
Total stock-based compensation expense	$97.2	$61.4

Stock option and RSU transactions from September 30, 2018 through December 30, 2018 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 30, 2018	27.3	11.2
Granted	0.5	4.3
Options exercised/RSUs vested	(4.2)	(2.6)
Forfeited/expired	(0.4)	(0.8)
Options outstanding/Nonvested RSUs, December 30, 2018	23.2	12.1
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 30, 2018	$15.7	$359.5

Note 12:	Income Taxes
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
On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Act. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. The tax rate for fiscal 2019 and future years was reduced to 21% from our blended 24.5% in fiscal 2018. In the first quarter of fiscal 2019 the measurement period related to the Tax Act concluded, which resulted in immaterial adjustments to our provisional estimates.
The Company has revised its indefinite reinvestment assertions for prior years' earnings from certain foreign subsidiaries. This change did not have a material impact to our financial results. In foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between its accounting basis and tax basis is approximately $1.3 billion as of the first quarter of fiscal 2019, for which there could be up to approximately $300 million of unrecognized tax liability.
While the Tax Act provides for a modified territorial tax system, global intangible low-taxed income (“GILTI”) provisions are applied providing an incremental tax on foreign income. We have made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

Note 13:	Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017
Net earnings attributable to Starbucks	$760.6	$2,250.2
Weighted average common shares outstanding (for basic calculation)	1,242.0	1,421.0
Dilutive effect of outstanding common stock options and RSUs	11.4	13.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,253.4	1,434.6
EPS — basic	$0.61	$1.58
EPS — diluted	$0.61	$1.57
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled approximately 0.2 million and 5.0 million as of December 30, 2018 and December 31, 2017, respectively.

Note 14:	Commitments and Contingencies
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
The Company, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On May 7, 2018, the trial court issued a ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. On June 22, 2018 the California Office of Environmental Health Hazard Assessment (OEHHA) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. Defendants anticipate that the proposed regulation will be final during the first half of calendar 2019. The case was set to proceed to a third phase trial on damages, remedies and attorneys' fees on October 15, 2018. However, on October 12, 2018, the California Court of Appeal granted the defendants request for a stay of the Phase 3 trial.
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
Consolidated revenue mix by product type (in millions):

Quarter Ended	Dec 30, 2018		Dec 31, 2017(1)
Beverage	$3,926.0	59%	$3,418.0	56%
Food	1,188.9	18%	1,043.7	17%
Other(2)	1,517.8	23%	1,612.0	27%
Total	$6,632.7	100%	$6,073.7	100%
(1) Prior period amounts have not been restated and continue to be reported under accounting standards in effect for that period.
(2) “Other” primarily consists of royalty and licensing revenues, packaged and single-serve coffees and teas, beverage-related ingredients, serveware, and ready-to-drink beverages, among other items.

The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	Corporate and Other	Total
December 30, 2018
Total net revenues	$4,606.0	$1,227.3	$266.3	$504.6	$28.5	$6,632.7
Depreciation and amortization expenses	165.8	116.7	7.9	—	43.0	333.4
Income from equity investees	—	26.4	—	41.4	—	67.8
Operating income/(loss)	1,011.5	221.5	27.0	175.7	(420.0)	1,015.7

December 31, 2017
Total net revenues(1)	$4,257.6	$843.7	$268.1	$628.0	$76.3	$6,073.7
Depreciation and amortization expenses	158.0	53.7	7.5	0.6	39.0	258.8
Income from equity investees	—	50.7	—	38.7	—	89.4
Operating income/(loss)	977.7	196.8	32.4	269.6	(360.4)	1,116.1
(1) Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for that period.

Lease exit costs associated with our restructuring efforts, primarily related to the closure of Teavana retail stores and certain Starbucks company-operated stores, are recognized concurrently with actual store closures. These expenses are primarily recorded within Corporate and other, and Americas. Total lease exit costs are expected to be approximately $196.6 million of which $8.5 million and $16.6 million were recorded within restructuring and impairments on the consolidated statement of earnings in the first quarter of 2019 and 2018, respectively. Previous lease exit costs recorded within restructuring expenses in fiscal 2018 and 2017 totaled $135.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding financial results, tax rates, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the potential issuance of debt and applicable interest rate, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes, and potential outcomes and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of Starbucks Japan and the East China business and the successful execution of our Global Coffee Alliance with Nestlé, our ability to obtain financing on acceptable terms, the acceptance of the company's products by our customers, the impact of competition, the prices and availability of coffee, dairy and other raw materials, the effect of legal proceedings, the effects of the Tax Cuts and Jobs Act and related guidance and regulations that may be promulgated, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Overview
Starbucks net revenue grew 9% to $6.6 billion in the first quarter of fiscal 2019. This was primarily driven by 7% growth in net new Starbucks® stores, or 1,889 net new openings over the last 12 months, incremental revenues from the ownership change in East China and global comparable store sales growth of 4%. These increases were partially offset by licensing our CPG and Foodservice businesses to Nestlé and selling our Tazo brand. Consolidated operating income decreased $100.4 million, or 9.0%, to $1.0 billion. Operating margin declined 310 basis points to 15.3%. This was primarily due to licensing our CPG and Foodservice businesses to Nestlé and selling our Tazo brand as well as food and beverage-related mix shifts, partially offset by sales leverage, driven by price increases.
Starbucks results for the first quarter of fiscal 2019 reflect the impact of certain restructuring and streamlining efforts, initiated during the fourth quarter of fiscal 2017, to focus on accelerating growth in high-returning businesses and removing non-core, slow growth activities. These efforts primarily include the acquisition of our East China joint venture, the conversion of our Taiwan and Brazil operations to licensed models, the closure of TeavanaTM/MC retail stores and the sale of the Tazo brand.
Americas revenue grew by 8% to $4.6 billion, primarily driven by 807 net new store openings, or 5% growth, over the past 12 months, comparable store sales growth of 4% and the impact of the adoption of new revenue recognition guidance on stored value card (“SVC”) breakage, partially offset by the absence of revenue related to the conversion of our Brazil retail business to fully licensed operations in the second quarter of fiscal 2018. Operating income increased $34 million to $1.0 billion and operating margin of 22.0% declined 100 basis points. This is primarily due to higher investments in our store partners, including higher wages and benefits and those funded by tax reform, product mix shift and higher restructuring and asset impairments, partially offset by sales leverage.
In our China/Asia Pacific segment, revenues grew by 45% to $1.2 billion, primarily driven by incremental revenues from the impact of our ownership change in East China, 758 net new store openings, or a 13% increase over the past 12 months, and a 3% increase in comparable store sales. Operating income grew 13% to $222 million, while operating margin declined 530 basis points to 18.0%, primarily due to the impact of our ownership change in East China.
In our EMEA segment, revenues decreased $2 million, or 1%, primarily driven by unfavorable foreign currency translation, offset by 324 net new store openings, or 10% store growth, over the past 12 months. Operating margin of 10.1% declined 200 basis points from a year ago primarily driven by restructuring costs, including severance and asset impairment costs.
Channel Development segment revenues decreased 20% to $505 million, primarily driven by licensing our CPG and Foodservice businesses to Nestlé and selling our Tazo brand. Operating income declined 35% from the prior year to $176 million, while operating margin declined 810 basis points to 34.8%, primarily driven by licensing our CPG and Foodservice businesses to Nestlé, selling our Tazo brand and Nestlé Alliance headcount-related costs, including retention costs.
In December 2017, the U.S. government enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed existing U.S. tax law and included numerous provisions that affect our business. Our U.S. corporate income tax rate for fiscal 2019 and future years is 21%, while a blended rate of 24.5% was applied in fiscal 2018.
Comparable Store Sales
Starbucks comparable store sales for the first quarter of fiscal 2019:

	Quarter Ended Dec 30, 2018
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	4%	—%	3%
Americas	4%	—%	4%
China/Asia Pacific	3%	1%	2%
EMEA(1)	(1)%	(1)%	—%
(1) Company-operated stores represent 14% of the EMEA segment store portfolio as of December 30, 2018.
Our comparable store sales represent the growth in revenues from Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of foreign currency translation. Refer to our Quarterly Store Data also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017	% Change
Company-operated stores	$5,370.3	$4,741.8	13.3%
Licensed stores	737.1	682.4	8.0
Other	525.3	649.5	(19.1)
Total net revenues	$6,632.7	$6,073.7	9.2%
Quarter ended December 30, 2018 compared with quarter ended December 31, 2017
Total net revenues for the first quarter of fiscal 2019 increased $559 million compared to a year ago, primarily due to increased revenues from company-operated stores ($629 million). The growth in company-operated store revenues was driven by incremental revenues from the impact of our ownership change in East China ($299 million) and 784 net new Starbucks® company-operated store openings, or a 6% increase, over the past 12 months ($226 million). Also contributing was a 4% increase in comparable store sales ($167 million), attributable to a 3% increase in average ticket, partially offset by the absence of revenue from the closure of our Teavana retail stores ($53 million) and unfavorable foreign currency translation ($32 million).

Licensed store revenue growth also contributed to the increase in total net revenues ($55 million), primarily due to increased product and equipment sales to and royalty revenues from our licensees ($68 million), largely due to the opening of 1,105 net new Starbucks® licensed stores, or a 9% increase, over the past 12 months and the conversion of our Taiwan market to fully licensed at the end of the first quarter of fiscal 2018 ($6 million). These increases were partially offset by the impact of our ownership change in East China ($19 million), which closed also at the end of the first quarter of fiscal 2018.
Other revenues decreased $124 million, primarily driven by the licensing of our CPG and Foodservice business to Nestlé and selling our Tazo brand ($126 million).
Operating Expenses

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017	Dec 30, 2018	Dec 31, 2017
			As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,758.7	$2,501.7	41.6%	41.2%
Store operating expenses	1,993.0	1,737.0	30.0	28.6
Other operating expenses	93.2	129.5	1.4	2.1
Depreciation and amortization expenses	333.4	258.8	5.0	4.3
General and administrative expenses	463.3	392.4	7.0	6.5
Restructuring and impairments	43.2	27.6	0.7	0.5
Total operating expenses	5,684.8	5,047.0	85.7	83.1
Income from equity investees	67.8	89.4	1.0	1.5
Operating income	$1,015.7	$1,116.1	15.3%	18.4%
Store operating expenses as a % of company-operated store revenues			37.1%	36.6%
Other operating expenses as a % of non-company-operated store revenues			7.4%	9.7%
Quarter ended December 30, 2018 compared with quarter ended December 31, 2017
Cost of sales including occupancy costs as a percentage of total net revenues increased 40 basis points for the first quarter of fiscal 2019, primarily due to licensing our CPG and Foodservice businesses to Nestlé and selling our Tazo brand (approximately 90 basis points) and food and beverage-related mix shifts (approximately 70 basis points), partially offset by sales leverage, driven by price increases (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues increased 140 basis points for the first quarter of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 50 basis points, primarily due to increased partner investments that are funded by savings from the Tax Act and growth in wages and benefits (approximately 120 basis points), largely in the Americas segment. This is partially offset by the impact of our ownership change in East China (approximately 60 basis points).
Other operating expenses as a percentage of total revenues decreased 70 basis points for the first quarter of fiscal 2019. Other operating expenses as a percentage of non-retail revenues decreased 230 basis points, primarily driven by cost savings related to licensing our CPG and Foodservice businesses to Nestlé and selling our Tazo brand (approximately 300 basis points), partially offset by Nestlé Alliance headcount-related costs, including employee retention costs (approximately 40 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 70 basis points, primarily due to the ownership change in East China (approximately 60 basis points).
General and administrative expenses as a percentage of total net revenues increased 50 basis points, primarily driven by increased stock-based compensation, largely the 2018 U.S. stock award (approximately 50 basis points), which is offset by tax expense savings from the Tax Act.
Restructuring and impairment expenses increased $16 million, primarily due to severance costs ($24 million), asset impairments in the U.S. ($10 million) and higher costs associated with the closure of certain company-operated stores ($8 million). These increases were partially offset by lapping prior year restructuring and impairment costs related to our strategy to close Teavana retail stores ($26 million).

Income from equity investees decreased $22 million, primarily due to the impact of our ownership change in East China.
The combination of these changes resulted in an overall decrease in operating margin of 310 basis points for the first quarter of fiscal 2019.

Other Income and Expenses

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017	Dec 30, 2018	Dec 31, 2017
			As a % of Total Net Revenues
Operating income	$1,015.7	$1,116.1	15.3%	18.4%
Gain resulting from acquisition of joint venture	—	1,326.3	—	21.8
Net gain resulting from divestiture of certain operations	—	501.2	—	8.3
Interest income and other, net	24.8	88.2	0.4	1.5
Interest expense	(75.0)	(25.9)	(1.1)	(0.4)
Earnings before income taxes	965.5	3,005.9	14.6	49.5
Income tax expense	205.1	755.8	3.1	12.4
Net earnings including noncontrolling interests	760.4	2,250.1	11.5	37.0
Net loss attributable to noncontrolling interests	(0.2)	(0.1)	—	—
Net earnings attributable to Starbucks	$760.6	$2,250.2	11.5%	37.0%
Effective tax rate including noncontrolling interests			21.2%	25.1%
Quarter ended December 30, 2018 compared with quarter ended December 31, 2017
Interest income and other, net decreased $63 million primarily due to the adoption of the new revenue recognition guidance on a prospective basis, which requires estimated breakage on unredeemed stored value cards to be recorded as revenue. We recorded breakage in interest income and other, net in the prior year.
Interest expense increased $49 million primarily related to additional interest incurred on long-term debt issued in November 2017 and March and August 2018.
The effective tax rate for the quarter ended December 30, 2018 was 21.2% compared to 25.1% for the same quarter in fiscal 2018. The decrease was primarily due to lapping the transition tax on our accumulated undistributed foreign earnings and remeasurement of our deferred tax liabilities (approximately 460 basis points), the release of income tax reserves related to the settlement of a U.S. tax examination (approximately 360 basis points), lower corporate tax rate as a result of the Tax Act (approximately 350 basis points), stock-based compensation excess tax benefit (approximately 320 basis points) and the impact of foreign derived intangible income primarily related to our Nestlé transaction (approximately 180 basis points). These favorable impacts were partially offset by the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries in the first quarter of fiscal 2019 (approximately 810 basis points) and lapping the gain on the purchase of our East China joint venture that was not subject to income tax (approximately 500 basis points). See Note 12, Income Taxes, for further discussion.
Segment Information
Results of operations by segment (in millions):

Americas

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017	Dec 30, 2018	Dec 31, 2017
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$4,085.7	$3,787.0	88.7%	88.9%
Licensed stores	514.6	466.7	11.2	11.0
Other	5.7	3.9	0.1	0.1
Total net revenues	4,606.0	4,257.6	100.0	100.0
Cost of sales including occupancy costs	1,712.4	1,596.2	37.2	37.5
Store operating expenses	1,591.1	1,433.4	34.5	33.7
Other operating expenses	44.1	38.6	1.0	0.9
Depreciation and amortization expenses	165.8	158.0	3.6	3.7
General and administrative expenses	58.2	52.1	1.3	1.2
Restructuring and impairments	22.9	1.6	0.5	—
Total operating expenses	3,594.5	3,279.9	78.0	77.0
Operating income	$1,011.5	$977.7	22.0%	23.0%
Store operating expenses as a % of company-operated store revenues			38.9%	37.9%
Other operating expenses as a % of non-company-operated store revenues			8.5%	8.2%
Quarter ended December 30, 2018 compared with quarter ended December 31, 2017
Revenues
Americas total net revenues for the first quarter of fiscal 2019 increased $348 million, or 8%, primarily due to higher revenues from company-operated stores ($299 million) and licensed stores ($48 million).
The increase in company-operated store revenues was driven by 355 net new Starbucks® company-operated store openings, or a 4% increase, over the past 12 months ($157 million) and a 4% increase in comparable store sales ($145 million), primarily attributable to a 4% increase in average ticket, and the impact of the adoption of revenue recognition guidance on SVC breakage ($30 million), partially offset by the conversion of our Brazil retail business to fully licensed operations in the second quarter of fiscal 2018 ($20 million).
The increase in licensed store revenues was driven by higher product sales to and royalty revenues from our licensees ($43 million), primarily resulting from the opening of 452 net new licensed stores, or a 6% increase, over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 30 basis points for the first quarter of fiscal 2019, primarily due to leverage on costs of sales driven by price increases (approximately 60 basis points) and the impact of the adoption of new revenue recognition guidance on SVC breakage (approximately 30 basis points), partially offset by product mix shift (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 80 basis points for the first quarter of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 100 basis points, primarily driven by increased investments in our store partners that are funded by savings from the Tax Act and growth in wages and benefits (approximately 170 basis points) and increased marketing spend (approximately 30 basis points). These were partially offset by sales leverage (approximately 70 basis points) and the impact of the adoption of new revenue recognition guidance on SVC breakage (approximately 30 basis points).
Other operating expenses as a percentage of total revenues increased 10 basis points for the first quarter of fiscal 2019. Other operating expenses as a percentage of non-retail revenues increased 30 basis points, primarily due to lapping a prior year favorable settlement related to Target Canada store closures (approximately 90 basis points), partially offset by sales leverage (approximately 40 basis points).

Restructuring and impairment expenses increased $21 million, primarily due to asset impairments in the U.S., higher costs associated with the closure of certain company-operated stores in the U.S. and Canada and headcount-related restructuring costs.
The combination of these changes resulted in an overall decrease in operating margin of 100 basis points for the first quarter of fiscal 2019.
China/Asia Pacific

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017	Dec 30, 2018	Dec 31, 2017
			As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$1,124.3	$742.5	91.6%	88.0%
Licensed stores	100.1	98.4	8.2	11.7
Other	2.9	2.8	0.2	0.3
Total net revenues	1,227.3	843.7	100.0	100.0
Cost of sales including occupancy costs	524.9	372.3	42.8	44.1
Store operating expenses	326.8	218.6	26.6	25.9
Other operating expenses	8.0	9.0	0.7	1.1
Depreciation and amortization expenses	116.7	53.7	9.5	6.4
General and administrative expenses	55.2	44.0	4.5	5.2
Restructuring and impairments	0.6	—	—	—
Total operating expenses	1,032.2	697.6	84.1	82.7
Income from equity investees	26.4	50.7	2.2	6.0
Operating income	$221.5	$196.8	18.0%	23.3%
Store operating expenses as a % of company-operated store revenues			29.1%	29.4%
Other operating expenses as a % of non-company-operated store revenues			7.8%	8.9%
Discussion of our China/Asia Pacific segment results below reflects the impact of fully consolidating our East China business from an equity method joint venture to a company-operated market since the acquisition date of December 31, 2017. Under the joint venture model, we recognized royalties and product sales within revenue and related product cost of sales as well as our proportionate share of East China's net earnings, which resulted in a higher margin business. Under the company-operated ownership model, East China’s operating results are reflected in most income statement lines of this segment. The impact will no longer be significant after the first quarter of fiscal 2019 since we lap the conversion to fully consolidated operations for East China at the beginning of the second quarter of fiscal 2019.
Quarter ended December 30, 2018 compared with quarter ended December 31, 2017
Revenues
China/Asia Pacific total net revenues for the first quarter of fiscal 2019 increased $384 million, or 45%, primarily due to higher revenues from company-operated stores ($382 million) and licensed stores ($2 million).
The increase in company-operated store revenues was driven by the impact of the ownership change in East China ($299 million), 443 net new company-operated store openings, or a 14% increase, over the past 12 months ($69 million) and a 3% increase in comparable store sales ($24 million), partially offset by unfavorable foreign currency translation ($16 million).
The increase in licensed store revenues was driven by increased product sales to and royalty revenues from licensees ($12 million), primarily resulting from the opening of 315 net new licensed stores, or a 12% increase over the past 12 months and the conversion of our Taiwan joint venture to fully licensed operations in the first quarter of fiscal 2018 ($6 million), partially offset by the impact of our ownership change in East China ($19 million).

Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 130 basis points for the first quarter of fiscal 2019, primarily driven by a mix shift within beverage in Japan (approximately 60 basis points) and the ownership change in East China (approximately 20 basis points).
Store operating expenses as a percentage of total net revenues increased 70 basis points for the first quarter of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses decreased 30 basis points, primarily due to the impact of the ownership change in East China (approximately 70 basis points).
Other operating expenses as a percentage of total net revenues decreased 40 basis points for the first quarter of fiscal 2019. Excluding the impact of company-operated store revenues, other operating expenses decreased 110 basis points in the first quarter, primarily due to lower performance-based compensation (approximately 250 basis points), partially offset by increased investments to support our licensees (approximately 120 basis points) and higher expenses resulting from digital platforms (approximately 60 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 310 basis points, primarily due to the ownership change in East China (approximately 330 basis points).
General and administrative expenses as a percentage of total net revenues decreased 70 basis points for the first quarter of fiscal 2019, primarily due to the impact of the ownership change in East China (approximately 130 basis points).
Income from equity investees decreased $24 million primarily due to the impact of our ownership change in East China.
The combination of these changes resulted in an overall decrease in operating margin of 530 basis points for the first quarter of fiscal 2019.

EMEA

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017	Dec 30, 2018	Dec 31, 2017
			As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$143.5	$151.6	53.9%	56.5%
Licensed stores	122.4	116.2	46.0	43.3
Other	0.4	0.3	0.2	0.1
Total net revenues	266.3	268.1	100.0	100.0
Cost of sales including occupancy costs	137.1	145.1	51.5	54.1
Store operating expenses	56.3	54.7	21.1	20.4
Other operating expenses	19.4	14.4	7.3	5.4
Depreciation and amortization expenses	7.9	7.5	3.0	2.8
General and administrative expenses	12.8	14.0	4.8	5.2
Restructuring and impairments	5.8	—	2.2	—
Total operating expenses	239.3	235.7	89.9	87.9
Operating income	$27.0	$32.4	10.1%	12.1%
Store operating expenses as a % of company-operated store revenues			39.2%	36.1%
Other operating expenses as a % of non-company-operated store revenues			15.8%	12.4%
Quarter ended December 30, 2018 compared with quarter ended December 31, 2017
Revenues
EMEA total net revenues decreased $2 million, or 1%, for the first quarter of fiscal 2019.
Company-operated stores decreased $8 million, or 5%, primarily due to unfavorable foreign currency translation ($4 million), the absence of revenues from certain store closures ($2 million) and a 1% decrease in comparable store sales ($1 million).
Licensed store revenues increased $6 million, or 5%, due to higher product sales to and royalty revenues from our licensees ($13 million), primarily resulting from the opening of 338 net new licensed stores, or a 13% increase, over the past 12 months, partially offset by unfavorable foreign currency translation ($8 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 260 basis points for the first quarter of fiscal 2019, primarily due to leverage on cost of sales (approximately 140 basis points).
Store operating expenses as a percentage of total net revenues increased 70 basis points for the first quarter of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses increased 310 basis points, primarily due to lapping prior year gains on sales of certain store assets (approximately 300 basis points).
Other operating expenses as a percentage of total net revenues increased 190 basis points for the first quarter of fiscal 2019. Excluding the impact of company-operated store revenues, other operating expenses increased 340 basis points, primarily due to the impact of certain business taxes (approximately 270 basis points), partially offset by the lapping of business process optimization expenses (approximately 80 basis points).
Restructuring and impairments expenses increased $6 million, primarily due to severance and asset impairments.
The combination of these changes resulted in an overall decrease in operating margin of 200 basis points for the first quarter of fiscal 2019.

Channel Development

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017	Dec 30, 2018	Dec 31, 2017
			As a % of Channel Development Total Net Revenues
Net revenues	$504.6	$628.0
Cost of sales	348.4	330.7	69.0%	52.7%
Other operating expenses	18.7	62.4	3.7	9.9
Depreciation and amortization expenses	—	0.6	—	0.1
General and administrative expenses	3.2	3.4	0.6	0.5
Total operating expenses	370.3	397.1	73.4	63.2
Income from equity investees	41.4	38.7	8.2	6.2
Operating income	$175.7	$269.6	34.8%	42.9%
Quarter ended December 30, 2018 compared with quarter ended December 31, 2017
Revenues
Channel Development total net revenues for the first quarter of fiscal 2019 decreased $123 million, or 20%, when compared to the prior year period primarily driven by licensing our CPG and Foodservice businesses to Nestlé and selling our Tazo brand ($126 million).
Operating Expenses
Cost of sales as a percentage of total net revenues increased 1,630 basis points for the first quarter, primarily driven by licensing our CPG and Foodservice businesses to Nestlé and selling our Tazo brand (approximately 1,680 basis points).
Other operating expenses as a percentage of total net revenues decreased 620 basis points, primarily driven by cost savings related to licensing our CPG and Foodservice businesses to Nestlé and selling our Tazo brand (approximately 740 basis points), partially offset by Nestlé Alliance headcount-related costs, including retention costs (approximately 100 basis points).
General and administrative expenses as a percentage of total net revenues increased 10 basis points, primarily due to licensing our CPG and Foodservice business to Nestlé.
Income from equity investees increased $3 million due to higher income from our North American Coffee Partnership joint venture, primarily driven by increased sales of Frappuccino® and Starbucks Doubleshot® beverages.
The combination of these changes resulted in an overall decrease in operating margin of 810 basis points for the first quarter of fiscal 2019.

Corporate and Other

	Quarter Ended
	Dec 30, 2018	Dec 31, 2017	% Change
Net revenues:
Company-operated stores	$16.8	$60.7	(72.3)%
Licensed stores	—	1.1	nm
Other	11.7	14.5	(19.3)
Total net revenues	28.5	76.3	(62.6)
Cost of sales including occupancy costs	35.9	57.4	(37.5)
Store operating expenses	18.8	30.3	(38.0)
Other operating expenses	3.0	5.1	(41.2)
Depreciation and amortization expenses	43.0	39.0	10.3
General and administrative expenses	333.9	278.9	19.7
Restructuring and impairments	13.9	26.0	(46.5)
Total operating expenses	448.5	436.7	2.7
Operating loss	$(420.0)	$(360.4)	16.5%
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

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Dec 30, 2018	Dec 31, 2017	Dec 30, 2018	Dec 31, 2017
Americas
Company-operated stores	84	112	9,768	9,525
Licensed stores	106	166	7,876	7,312
Total Americas	190	278	17,644	16,837
China/Asia Pacific(1)
Company-operated stores	191	1,612	5,350	4,682
Licensed stores	68	(1,312)	3,439	3,097
Total China/Asia Pacific	259	300	8,789	7,779
EMEA
Company-operated stores	(3)	1	487	503
Licensed stores	104	122	2,934	2,594
Total EMEA	101	123	3,421	3,097
Corporate and Other
Company-operated stores	3	(1)	11	289
Licensed stores	(12)	—	—	37
Total Corporate and Other	(9)	(1)	11	326
Total Company	541	700	29,865	28,039
(1) China/Asia Pacific store data includes the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $5.3 billion as of December 30, 2018 and $9.2 billion as of September 30, 2018. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities and agency obligations. As of December 30, 2018, approximately $1.5 billion of cash was held in foreign subsidiaries.
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
The 364-day credit facility, of which no amount may be used for issuances of letters of credit, is currently set to mature on October 23, 2019. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is 0.92% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans.
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 30, 2018, we were in compliance with all applicable credit facility covenants.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of December 30, 2018, we had no borrowings under our commercial paper program.
See Note 9, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 30, 2018, we were in compliance with all applicable covenants.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program and the issuance of debt, to invest in our core businesses, including capital expenditures, new product innovations, related marketing support and partner and digital investments, return cash to shareholders through common stock cash dividend payments and share repurchases, as well as other new business opportunities related to our core and developing businesses. Further, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth-at-scale agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
We regularly review our cash positions and our determination of indefinite reinvestment of foreign earnings. In the event we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material. The Company revised its indefinite reinvestment assertions for prior years' cumulative earnings from certain foreign subsidiaries. This change did not have a material impact to our financial results. We have not, nor do we anticipate the need of, repatriated funds to the U.S. to satisfy domestic liquidity needs. See Note 12, Income Taxes, for further discussion.
During the first quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend to shareholders of $0.36 per share to be paid on February 22, 2019 to shareholders of record as of the close of business on February 7, 2019.
We entered into accelerated share repurchase agreements (“ASR agreements”) with third-party financial institutions totaling $5.0 billion, effective October 1, 2018. We made a $5.0 billion upfront payment to the financial institutions and received an initial delivery of 72.0 million shares of our common stock. Upon completion, the total shares repurchased will be based on the volume-weighted average share price during the term of the ASR agreements, less an applicable discount. The financial institutions may be required to deliver additional shares or, under certain circumstances, we may elect to deliver shares or make a cash payment to the financial institutions. Final settlement is expected to be completed as early as February 2019 and no later than March 2019. On November 1, 2018, the Company announced an additional 120 million shares being authorized for repurchase. The number of remaining shares authorized for repurchase as of December 30, 2018 totaled 96.8 million.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2019 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our developing Siren Retail business and our supply chain and corporate facilities. Total capital expenditures for fiscal 2019 are expected to be approximately $2.0 billion.

Cash Flows
Cash provided by operating activities was $2.4 billion for the first quarter of fiscal 2019, compared to $1.8 billion for the same period in fiscal 2018. The change was primarily due to the timing of tax payments and refunds.
Cash used by investing activities for the first quarter of fiscal 2019 totaled $510.4 million, compared to cash provided by investing activities of $395.0 million for the same period in fiscal 2018. The change was primarily driven by lapping the prior year proceeds from the sale of our Tazo brand and decrease in sales of investments.
Cash used by financing activities for the first quarter of fiscal 2019 and fiscal 2018 totaled $5.9 billion and $1.0 billion, respectively. The change was primarily due to the repurchase of our common stock under accelerated share repurchase agreements.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $24.3 billion in total contractual obligations as of September 30, 2018. There have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
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
During the first quarter of fiscal 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 30, 2018).

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
See Note 14, Commitments and Contingencies, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended December 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
October 1, 2018 - October 28, 2018	71,968,334	$55.58	71,968,334	96,839,790
October 29, 2018 - November 25, 2018	—	—	—	96,839,790
November 26, 2018 - December 30, 2018	—	—	—	96,839,790
Total	71,968,334	$55.58	71,968,334

(1)	Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2019.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

(3)
This column includes the total number of shares available for repurchase under the Company's ongoing share repurchase program and includes the remainder of the 120 million shares authorized and announced for repurchase in the first quarter of fiscal 2019. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	06/05/2018	3.1
10.1	Amended and Restated 364-Day Credit Agreement, dated October 24, 2018, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent and Swing Line Lender, and the other Lenders from time to time a party thereto.	8-K	0-20322	10/26/2018	10.1
10.2	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Effective November 2018)	10-K	0-20322	11/16/2018	10.21
10.3	Form of Global Key Employee Performance-Based Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/16/2018	10.23
10.4	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2018)	10-K	0-20322	11/16/2018	10.25
10.5	Offer Letter dated October 5, 2018 between Starbucks Corporation and Patrick J. Grismer	8-K	0-20322	10/9/2018	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended December 30, 2018, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 29, 2019

STARBUCKS CORPORATION

By:	/s/ Patrick J. Grismer
Patrick J. Grismer
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer