Form 10-Q
period 2019-03-31
STARBUCKS CORP
filed 2019-04-30
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 24, 2019
Common Stock, par value $0.001 per share	1,211.2 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Net revenues:
Company-operated stores	$5,159.0	$4,828.0	$10,529.3	$9,569.8
Licensed stores	678.2	625.6	1,415.3	1,308.0
Other	468.7	578.2	994.1	1,227.7
Total net revenues	6,305.9	6,031.8	12,938.7	12,105.5
Cost of sales including occupancy costs	2,603.8	2,514.7	5,362.5	5,016.4
Store operating expenses	1,949.6	1,789.6	3,942.6	3,526.5
Other operating expenses	82.3	120.8	175.6	250.3
Depreciation and amortization expenses	356.2	331.6	689.6	590.4
General and administrative expenses	475.6	420.6	938.9	813.1
Restructuring and impairments	43.0	134.7	86.2	162.3
Total operating expenses	5,510.5	5,312.0	11,195.4	10,359.0
Income from equity investees	62.3	52.7	130.1	142.1
Operating income	857.7	772.5	1,873.4	1,888.6
Gain resulting from acquisition of joint venture	—	47.6	—	1,373.9
Gains/(loss) resulting from divestiture of certain operations	21.0	(4.9)	21.0	496.3
Interest income and other, net	15.2	35.5	39.9	123.7
Interest expense	(73.9)	(35.1)	(148.9)	(61.0)
Earnings before income taxes	820.0	815.6	1,785.4	3,821.5
Income tax expense	161.2	155.8	366.4	911.6
Net earnings including noncontrolling interests	658.8	659.8	1,419.0	2,909.9
Net loss attributable to noncontrolling interests	(4.4)	(0.3)	(4.6)	(0.4)
Net earnings attributable to Starbucks	$663.2	$660.1	$1,423.6	$2,910.3
Earnings per share - basic	$0.54	$0.47	$1.15	$2.07
Earnings per share - diluted	$0.53	$0.47	$1.14	$2.05
Weighted average shares outstanding:
Basic	1,239.2	1,394.9	1,240.6	1,407.9
Diluted	1,250.7	1,406.6	1,252.1	1,420.5
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Net earnings including noncontrolling interests	$658.8	$659.8	$1,419.0	$2,909.9
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	3.7	(3.3)	5.9	(6.0)
Tax (expense)/benefit	(0.8)	0.7	(1.3)	1.7
Unrealized gains/(losses) on cash flow hedging instruments	(12.4)	(43.1)	(21.5)	(45.4)
Tax (expense)/benefit	3.5	8.8	5.3	9.2
Unrealized gains/(losses) on net investment hedging instruments	2.9	(43.9)	(19.0)	(44.2)
Tax (expense)/benefit	(0.7)	11.1	4.9	11.1
Translation adjustment and other	78.3	179.2	79.9	211.6
Tax (expense)/benefit	1.4	(0.7)	1.4	2.2
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(5.8)	55.3	2.3	55.5
Tax expense/(benefit)	1.6	(5.9)	0.9	(7.2)
Other comprehensive income/(loss)	71.7	158.2	58.8	188.5
Comprehensive income including noncontrolling interests	730.5	818.0	1,477.8	3,098.4
Comprehensive loss attributable to noncontrolling interests	(4.4)	(0.3)	(4.6)	(0.4)
Comprehensive income attributable to Starbucks	$734.9	$818.3	$1,482.4	$3,098.8

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Mar 31, 2019	Sep 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,055.1	$8,756.3
Short-term investments	76.6	181.5
Accounts receivable, net	703.6	693.1
Inventories	1,443.0	1,400.5
Prepaid expenses and other current assets	674.0	1,462.8
Total current assets	4,952.3	12,494.2
Long-term investments	251.9	267.7
Equity investments	309.3	334.7
Property, plant and equipment, net	6,135.5	5,929.1
Deferred income taxes, net	1,006.6	134.7
Other long-term assets	464.5	412.2
Other intangible assets	918.3	1,042.2
Goodwill	3,603.5	3,541.6
TOTAL ASSETS	$17,641.9	$24,156.4
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,096.7	$1,179.3
Accrued liabilities	2,569.3	2,298.4
Insurance reserves	221.0	213.7
Current portion of deferred revenue	1,311.4	1,642.9
Short-term debt	75.0	—
Current portion of long-term debt	—	349.9
Total current liabilities	5,273.4	5,684.2
Long-term debt	9,141.5	9,090.2
Deferred revenue	6,761.9	6,775.7
Other long-term liabilities	1,500.3	1,430.5
Total liabilities	22,677.1	22,980.6
Shareholders’ equity/(deficit):
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,210.0 and 1,309.1 shares, respectively	1.2	1.3
Additional paid-in capital	41.1	41.1
Retained earnings/(deficit)	(4,807.7)	1,457.4
Accumulated other comprehensive loss	(271.5)	(330.3)
Total shareholders’ equity/(deficit)	(5,036.9)	1,169.5
Noncontrolling interests	1.7	6.3
Total equity/(deficit)	(5,035.2)	1,175.8
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$17,641.9	$24,156.4
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,419.0	$2,909.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	723.5	617.6
Deferred income taxes, net	(714.5)	732.6
Income earned from equity method investees	(108.2)	(107.4)
Distributions received from equity method investees	93.3	144.3
Gain resulting from acquisition of joint venture	—	(1,373.9)
Net gain resulting from divestiture of certain retail operations	(21.0)	(496.3)
Stock-based compensation	192.1	116.5
Goodwill impairments	5.4	28.5
Other	91.1	1.3
Cash provided by changes in operating assets and liabilities:
Accounts receivable	9.8	5.2
Inventories	(51.0)	10.3
Prepaid expenses and other current assets	774.6	(677.7)
Accounts payable	(83.4)	25.5
Deferred revenue	9.4	163.7
Other operating assets and liabilities	429.3	188.4
Net cash provided by operating activities	2,769.4	2,288.5
INVESTING ACTIVITIES:
Purchases of investments	(150.2)	(52.0)
Sales of investments	218.3	388.7
Maturities and calls of investments	55.1	26.5
Additions to property, plant and equipment	(845.6)	(896.7)
Acquisition of equity in joint venture, net of cash acquired	—	(1,311.3)
Net proceeds from the divestiture of certain operations	48.5	608.2
Other	(37.1)	(2.3)
Net cash used in investing activities	(711.0)	(1,238.9)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	75.0	—
Proceeds from issuance of long-term debt	—	2,596.5
Repayments of long-term debt	(350.0)	—
Proceeds from issuance of common stock	275.7	106.3
Cash dividends paid	(894.5)	(847.9)
Repurchase of common stock	(7,827.9)	(3,192.1)
Minimum tax withholdings on share-based awards	(56.3)	(57.6)
Other	0.1	(17.7)
Net cash used by financing activities	(8,777.9)	(1,412.5)
Effect of exchange rate changes on cash and cash equivalents	18.3	42.6
Net increase/(decrease) in cash and cash equivalents	(6,701.2)	(320.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,756.3	2,462.3
End of period	$2,055.1	$2,142.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$132.7	$47.7
Income taxes/(refunds)	$(168.8)	$723.4

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended March 31, 2019 and April 1, 2018
(in millions, except per share data, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interests	Total
Balance, December 30, 2018	$1.2	$41.1	$(2,584.0)	$(343.2)	$(2,884.9)	$6.1	$(2,878.8)
Net earnings	—	—	663.2	—	663.2	(4.4)	658.8
Other comprehensive income	—	—	—	71.7	71.7	—	71.7
Stock-based compensation expense	—	96.0	—	—	96.0	—	96.0
Exercise of stock options/vesting of RSUs	—	158.0	—	—	158.0	—	158.0
Sale of common stock	—	8.3	—	—	8.3	—	8.3
Repurchase of common stock	—	(262.3)	(2,450.9)	—	(2,713.2)	—	(2,713.2)
Cash dividends declared, $0.36 per share	—	—	(436.0)	—	(436.0)	—	(436.0)
Balance, March 31, 2019	$1.2	$41.1	$(4,807.7)	$(271.5)	$(5,036.9)	$1.7	$(5,035.2)

Balance, December 31, 2017	$1.4	$41.1	$5,834.9	$(125.3)	$5,752.1	$6.8	$5,758.9
Net earnings	—	—	660.1	—	660.1	(0.3)	659.8
Other comprehensive income	—	—	—	158.2	158.2	—	158.2
Stock-based compensation expense	—	55.8	—	—	55.8	—	55.8
Exercise of stock options/vesting of RSUs	—	42.5	—	—	42.5	—	42.5
Sale of common stock	—	7.9	—	—	7.9	—	7.9
Repurchase of common stock		(106.2)	(1,447.0)	—	(1,553.2)	—	(1,553.2)
Cash dividends declared, $0.30 per share	—	—	(412.2)	—	(412.2)	—	(412.2)
Balance, April 1, 2018	$1.4	$41.1	$4,635.8	$32.9	$4,711.2	$6.5	$4,717.7
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Two Quarters Ended March 31, 2019 and April 1, 2018
(in millions, except per share data, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interests	Total
Balance, September 30, 2018	$1.3	$41.1	$1,457.4	$(330.3)	$1,169.5	$6.3	$1,175.8
Cumulative effect of adoption of new accounting guidance	—	—	495.6	—	495.6	—	495.6
Net earnings	—	—	1,423.6	—	1,423.6	(4.6)	1,419.0
Other comprehensive income	—	—	—	58.8	58.8	—	58.8
Stock-based compensation expense	—	194.0	—	—	194.0	—	194.0
Exercise of stock options/vesting of RSUs	—	203.0	—	—	203.0	—	203.0
Sale of common stock	—	16.4	—	—	16.4	—	16.4
Repurchase of common stock	(0.1)	(413.4)	(7,299.7)	—	(7,713.2)	—	(7,713.2)
Cash dividends declared, $0.72 per share	—	—	(884.6)	—	(884.6)	—	(884.6)
Balance, March 31, 2019	$1.2	$41.1	$(4,807.7)	$(271.5)	$(5,036.9)	$1.7	$(5,035.2)

Balance, October 1, 2017	$1.4	$41.1	$5,563.2	$(155.6)	$5,450.1	$6.9	$5,457.0
Net earnings	—	—	2,910.3	—	2,910.3	(0.4)	2,909.9
Other comprehensive income	—	—	—	188.5	188.5	—	188.5
Stock-based compensation expense	—	118.0	—	—	118.0	—	118.0
Exercise of stock options/vesting of RSUs	—	33.4	—	—	33.4	—	33.4
Sale of common stock	—	15.3	—	—	15.3	—	15.3
Repurchase of common stock		(166.7)	(3,004.7)	—	(3,171.4)	—	(3,171.4)
Cash dividends declared, $0.60 per share	—	—	(833.0)	—	(833.0)	—	(833.0)
Balance, April 1, 2018	$1.4	$41.1	$4,635.8	$32.9	$4,711.2	$6.5	$4,717.7
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of March 31, 2019, and for the quarter and two quarters ended March 31, 2019 and April 1, 2018, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended March 31, 2019 and April 1, 2018 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Certain prior period information on the condensed consolidated statements of cash flows has been reclassified to conform to the current year presentation.
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
The results of operations for the quarter and two quarters ended March 31, 2019 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2019 (“fiscal 2019”).
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In the first quarter of fiscal 2019, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The primary impact of the adoption was an increase to deferred income taxes, net of $227.6 million and a corresponding cumulative adjustment to opening retained earnings at the beginning of fiscal 2019.
In the first quarter of fiscal 2019, we adopted the new guidance on revenue recognition utilizing the modified retrospective method, which primarily changed the accounting method and classification of revenue recognition related to unredeemed stored value cards, referred to as stored value card breakage. Under this new guidance, expected breakage amounts must be recognized proportionately in earnings as redemptions occur. Previously, stored value card breakage was recorded to interest income and other, net utilizing the remote method. Starting in the first quarter of 2019, stored value card breakage was recorded in the revenue lines where stored value cards may be redeemed—primarily company-operated and licensed store revenues. The cumulative impact to retained earnings as of October 1, 2018 was $268.0 million.
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
In August 2017, the FASB amended its guidance on the accounting for hedging relationships. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, expands permissible cash flow hedges on contractually specified components, and simplifies hedge documentation and effectiveness assessment. The guidance will be effective at the beginning of our first quarter of fiscal 2020 and will require a modified retrospective approach on existing cash flow and net investment hedges. The presentation and disclosure requirements will be applied prospectively. We do not expect this guidance to have a material impact to our consolidated financial statements and may elect to adopt during the second half of fiscal 2019.
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective at the beginning of our first quarter of fiscal 2020, with optional practical expedients. As permitted by the alternative method issued by the FASB, we will be applying the guidance at the beginning of the year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets but will likely have an insignificant impact on our consolidated statements of earnings. In preparation for the adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information.
Revision of Previously Issued Financial Statements
We have revised our condensed consolidated statement of comprehensive income and the related footnotes for the quarter and two quarters ended April 1, 2018 to reflect the correction of an immaterial error primarily related to the reclassification of gains and losses resulting from cash flow hedges from accumulated other comprehensive income to net income. Total other comprehensive income was not changed.

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
In many of our company-owned markets, including the U.S., our stored value cards do not have an expiration date nor do we charge service fees that cause a decrement to customer balances. Based on historical redemption rates, a portion of stored value cards is not expected to be redeemed and will be recognized as breakage over time in proportion to stored value card redemptions. The redemption rates are based on historical redemption patterns for each market, including the timing and business channel in which the card was activated, and unclaimed property laws, if applicable.
Breakage is recognized as company-operated stores and licensed stores revenue within the condensed consolidated statement of earnings. For the quarter and two quarters ended March 31, 2019, we recognized breakage revenue of $37.5 million and $72.3 million in company-operated store revenues and $4.7 million and $9.3 million in licensed store revenues, respectively. Prior to fiscal 2019, breakage was recorded using the remote method and recorded in interest income and other, net. There were no material impacts to the financial results for the quarter and two quarters ended March 31, 2019, respectively, including the change in income statement presentation.
Loyalty Program
Customers in the U.S., Canada, and certain other countries who register their Starbucks Card are automatically enrolled in the Starbucks® Rewards program, which is primarily a spend-based loyalty program. They earn loyalty points (“Stars”) with each purchase at participating Starbucks® stores and when making purchases with the Starbucks-branded credit and debit cards. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
We defer revenue associated with the estimated selling price of Stars earned by Starbucks® Rewards members towards free product as each Star is earned and a corresponding liability is established in deferred revenue. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed Stars. Stars generally expire after six months.
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
Deferred Revenues
In the fourth quarter of fiscal 2018, we licensed the rights to sell and market our products in authorized channels to Nestlé, or the “Global Coffee Alliance,” and also received an upfront prepaid royalty. The upfront payment of approximately $7 billion was recorded as deferred revenue as we have continuing performance obligations to support the Global Coffee Alliance, including providing Nestlé access to certain intellectual properties and products for future resale. The upfront payment will be recognized as other revenue on a straight-line basis over the estimated economic life of the arrangement of 40 years. At March 31, 2019, the current and long-term deferred revenue related to the Nestlé upfront payment was $174.0 million and $6.7 billion, respectively.
Additionally, deferred revenues include our unredeemed stored value card liability and unredeemed Stars associated with our loyalty program. The beginning balances of fiscal 2019 current and long-term deferred revenue related to our stored value card and loyalty program were $906.6 million and $64.0 million, respectively. The balance of current and long-term deferred revenue related to our stored value card and loyalty program was $1.1 billion and $73.6 million, respectively, as of March 31, 2019.

Disaggregation of Revenues
Revenues disaggregated by segment, product type and geographic area are disclosed in Note 15, Segment Reporting.

Note 3:	Acquisitions, Divestitures and Strategic Alliance
Fiscal 2019
In the second quarter of fiscal 2019, we sold our company-operated retail businesses in France and the Netherlands to Alsea, S.A.B. de C.V. converting these operations to fully licensed markets. These transactions did not have a material impact to our condensed consolidated financial statements.
Fiscal 2018
We entered into an agreement on May 6, 2018 to establish the Global Coffee Alliance with Nestlé. On August 26, 2018, we licensed the rights to market, sell and distribute Starbucks consumer packaged goods and foodservice products in authorized channels to Nestlé. We received an upfront payment of approximately $7 billion consisting primarily of prepaid royalties which was recorded as current and long-term deferred revenue. See Note 2, Revenue Recognition, for the accounting treatment.
On March 23, 2018, we sold our company-operated retail business in Brazil to SouthRock converting these operations to a fully licensed market. This transaction did not have a material impact to our condensed consolidated financial statements.
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
Interest Rates
We are subject to interest rate volatility relating to our debt issuances. From time to time, we enter into swap agreements and treasury locks to manage our exposure to interest rate fluctuations.
To hedge the variability in cash flows due to changes in benchmark interest rates, we enter into interest rate swap agreements and treasury locks related to anticipated debt issuances. These agreements are cash settled at the time of the pricing of the related debt. The effective portion of the derivative's gain or loss is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified to interest expense over the life of the related debt.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Mar 31, 2019	Sep 30, 2018
Cash Flow Hedges:
Interest rates	$(0.2)	$24.7	$4.3	119
Cross-currency swaps	(6.3)	(12.6)	—	68
Foreign currency - other	10.8	5.8	6.2	35
Coffee	—	(0.2)	—	0
Net Investment Hedges:
Foreign currency	16.0	16.0	—	0
Foreign currency debt	(10.5)	3.6	—	60

Pretax gains and losses on derivative contracts and foreign-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended				Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Cash Flow Hedges:
Interest rates	$(14.9)	$(3.2)	$1.4	$1.2	$(30.6)	$(3.2)	$2.8	$2.4
Cross-currency swaps	5.4	(33.7)	1.3	(26.1)	(2.6)	(36.1)	(10.4)	(26.6)
Foreign currency - other	(2.9)	(6.2)	3.0	(3.5)	11.7	(6.1)	4.9	(4.9)
Coffee	—	—	(0.1)	(2.1)	—	—	(0.3)	(6.8)
Net Investment Hedges:
Foreign currency	—	—	—	—	—	(0.1)	—	—
Foreign currency debt	2.9	(43.9)	—	—	(19.0)	(44.1)	—	—

Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments recognized in earnings (in millions):

	Gains/(Losses) Recognized in Earnings
	Quarter Ended		Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Non-Designated Derivatives:
Foreign currency - other	$0.5	$(4.8)	$(7.4)	$(1.1)
Dairy	(0.1)	0.1	(2.2)	(2.0)
Diesel fuel and other commodities	1.9	(0.5)	(4.7)	0.9
Designated Fair Value Hedging Instruments:
Interest rate swap	11.6	(15.9)	28.5	(23.4)

Notional amounts of outstanding derivative contracts (in millions):

	Mar 31, 2019	Sep 30, 2018
Interest rate swap	$1,250	$750
Cross-currency swaps	373	434
Foreign currency - other	1,157	914
Dairy	7	16
Diesel fuel and other commodities	35	21

Fair value of outstanding derivative contracts (in millions):

	Derivative Assets		Derivative Liabilities
	Mar 31, 2019	Sep 30, 2018	Mar 31, 2019	Sep 30, 2018
Designated Derivative Instruments:
Interest rates	$—	$—	$30.5	$—
Cross-currency swaps	3.1	5.8	9.3	9.3
Foreign currency - other	16.5	13.6	1.2	5.3
Interest rate swap	—	—	4.5	32.5
Non-designated Derivative Instruments:
Foreign currency	10.2	13.7	7.4	2.5
Dairy	0.2	0.2	—	0.1
Diesel fuel and other commodities	0.7	1.6	3.4	0.3

Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 5:	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,055.1	$2,055.1	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.2	—	0.2	—
Corporate debt securities	4.8	—	4.8	—
Foreign government obligations	3.7	—	3.7	—
Mortgage and other asset-backed securities	3.3	—	3.3	—
Total available-for-sale debt securities	12.0	—	12.0	—
Marketable equity securities	64.6	64.6	—	—
Total short-term investments	76.6	64.6	12.0	—
Prepaid expenses and other current assets:
Derivative assets	19.9	0.2	19.7	—
Long-term investments:
Available-for-sale debt securities
Agency obligations	6.0	—	6.0	—
Corporate debt securities	119.0	—	119.0	—
Auction rate securities	5.7	—	—	5.7
U.S. government treasury securities	109.7	109.7	—	—
State and local government obligations	4.9	—	4.9	—
Mortgage and other asset-backed securities	6.6	—	6.6	—
Total long-term investments	251.9	109.7	136.5	5.7
Other long-term assets:
Derivative assets	10.8	—	10.8	—
Total assets	$2,414.3	$2,229.6	$179.0	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$11.8	$1.4	$10.4	$—
Other long-term liabilities:
Derivative liabilities	44.5	—	44.5	—
Total liabilities	$56.3	$1.4	$54.9	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,756.3	$8,756.3	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	8.4	—	8.4	—
Corporate debt securities	91.8	—	91.8	—
Mortgage and other asset-backed securities	6.0	—	6.0	—
Total available-for-sale debt securities	106.2	—	106.2	—
Marketable equity securities	75.3	75.3	—	—
Total short-term investments	181.5	75.3	106.2	—
Prepaid expenses and other current assets:
Derivative assets	24.5	1.2	23.3	—
Long-term investments:
Available-for-sale debt securities
Agency obligations	5.9	—	5.9	—
Corporate debt securities	114.5	—	114.5	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	3.6	—	3.6	—
U.S. government treasury securities	108.1	108.1	—	—
State and local government obligations	4.8	—	4.8	—
Mortgage and other asset-backed securities	24.9	—	24.9	—
Total long-term investments	267.7	108.1	153.7	5.9
Other long-term assets:
Derivative assets	10.4	—	10.4	—
Total assets	$9,240.4	$8,940.9	$293.6	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$6.5	$0.4	$6.1	$—
Other long-term liabilities:
Derivative liabilities	43.5	—	43.5	—
Total liabilities	$50.0	$0.4	$49.6	$—

There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of March 31, 2019 and September 30, 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt. There were no material fair value adjustments during the quarter and two quarters ended March 31, 2019 and April 1, 2018.

Note 6:	Inventories (in millions):

	Mar 31, 2019	Sep 30, 2018
Coffee:
Unroasted	$648.9	$588.6
Roasted	270.7	281.2
Other merchandise held for sale	248.3	273.1
Packaging and other supplies	275.1	257.6
Total	$1,443.0	$1,400.5
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of March 31, 2019, we had committed to purchasing green coffee totaling $1.0 billion under fixed-price contracts and an estimated $278 million under price-to-be-fixed contracts. As of March 31, 2019, none of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 7:	Supplemental Balance Sheet Information (in millions):

Prepaid Expenses and Other Current Assets

	Mar 31, 2019	Sep 30, 2018
Income tax receivable	$196.4	$955.4
Other prepaid expenses and current assets	477.6	507.4
Total prepaid expenses and current assets	$674.0	$1,462.8

Property, Plant and Equipment, net

	Mar 31, 2019	Sep 30, 2018
Land	$46.8	$46.8
Buildings	617.4	557.3
Leasehold improvements	7,608.2	7,372.8
Store equipment	2,511.3	2,400.2
Roasting equipment	689.9	658.8
Furniture, fixtures and other	1,710.8	1,659.3
Work in progress	482.8	501.9
Property, plant and equipment, gross	13,667.2	13,197.1
Accumulated depreciation	(7,531.7)	(7,268.0)
Property, plant and equipment, net	$6,135.5	$5,929.1

Accrued Liabilities

	Mar 31, 2019	Sep 30, 2018
Accrued compensation and related costs	$540.7	$656.8
Accrued occupancy costs	190.7	164.2
Accrued taxes	785.2	286.6
Accrued dividends payable	435.6	445.4
Accrued capital and other operating expenditures	617.1	745.4
Total accrued liabilities	$2,569.3	$2,298.4

Note 8: Other Intangible Assets and Goodwill

Indefinite-lived intangible assets

(in millions)	Mar 31, 2019	Sep 30, 2018
Trade names, trademarks and patents	$205.0	$215.9
Other indefinite-lived intangible assets	—	15.1
Total indefinite-lived intangible assets	$205.0	$231.0

Finite-lived intangible assets

	Mar 31, 2019			Sep 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,110.3	$(444.7)	$665.6	$1,081.7	$(320.1)	$761.6
Acquired trade secrets and processes	27.6	(17.9)	9.7	27.6	(16.5)	11.1
Trade names, trademarks and patents	37.2	(21.6)	15.6	33.0	(19.5)	13.5
Licensing agreements	14.6	(5.9)	8.7	14.3	(5.1)	9.2
Other finite-lived intangible assets	26.1	(12.4)	13.7	25.6	(9.8)	15.8
Total finite-lived intangible assets	$1,215.8	$(502.5)	$713.3	$1,182.2	$(371.0)	$811.2

Amortization expense for finite-lived intangible assets was $68.7 million and $123.1 million for the quarter and two quarters ended March 31, 2019 and $58.8 million and $72.8 million for the quarter and two quarters ended April 1, 2018, respectively.
Estimated future amortization expense as of March 31, 2019 (in millions):

Fiscal Year Ending
2019 (excluding the two quarters ended March 31, 2019)	$111.2
2020	222.2
2021	198.7
2022	170.1
2023	3.5
Thereafter	7.6
Total estimated future amortization expense	$713.3

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	China/Asia Pacific	EMEA	Channel Development	Corporate and Other	Total
Goodwill balance at September 30, 2018	$497.4	$2,986.6	$11.3	$34.7	$11.6	$3,541.6
Impairment	—	—	—	—	(5.4)	(5.4)
Other	(0.9)	68.1	—	—	0.1	67.3
Goodwill balance at March 31, 2019	$496.5	$3,054.7	$11.3	$34.7	$6.3	$3,603.5

“Other” primarily consists of changes in the goodwill balance resulting from foreign currency translation.

Note 9:	Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of March 31, 2019, we had $75 million of borrowings outstanding under the program.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Mar 31, 2019		Sep 30, 2018		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
2018 notes	$—	$—	$350.0	$350	2.000%	2.012%
2020 notes	500.0	496	500.0	490	2.200%	2.228%
2021 notes	500.0	495	500.0	489	2.100%	2.293%
2021 notes	250.0	248	250.0	244	2.100%	1.600%
2022 notes	500.0	500	500.0	486	2.700%	2.819%
2023 notes (2)	750.0	780	750.0	759	3.850%	2.859%
2023 notes	1,000.0	1,010	1,000.0	986	3.100%	3.107%
2024 notes (3)	767.4	768	748.4	743	0.372%	0.462%
2025 notes	1,250.0	1,290	1,250.0	1,249	3.800%	3.721%
2026 notes	500.0	473	500.0	451	2.450%	2.511%
2028 notes	600.0	605	600.0	576	3.500%	3.529%
2028 notes	750.0	784	750.0	754	4.000%	3.958%
2045 notes	350.0	347	350.0	330	4.300%	4.348%
2047 notes	500.0	452	500.0	438	3.750%	3.765%
2048 notes	1,000.0	1,023	1,000.0	977	4.500%	4.504%
Total	9,217.4	9,271	9,548.4	9,322
Aggregate debt issuance costs and unamortized premium/(discount), net	(65.4)		(69.3)
Hedge accounting fair value adjustment (2)	(10.5)		(39.0)
Total	$9,141.5		$9,440.1

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
The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 31, 2019, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of March 31, 2019 by fiscal year (in millions):

Fiscal Year	Total
2020	$—
2021	1,250.0
2022	500.0
2023	1,000.0
2024	1,517.4
Thereafter	4,950.0
Total	$9,217.4

Note 10:	Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 31, 2019
Net gains/(losses) in AOCI, beginning of period	$(2.9)	$17.5	$3.3	$(361.1)	$(343.2)
Net gains/(losses) recognized in OCI before reclassifications	2.9	(8.9)	2.2	79.7	75.9
Net (gains)/losses reclassified from AOCI to earnings	0.1	(4.3)	—	—	(4.2)
Other comprehensive income/(loss) attributable to Starbucks	3.0	(13.2)	2.2	79.7	71.7
Net gains/(losses) in AOCI, end of period	$0.1	$4.3	$5.5	$(281.4)	$(271.5)

April 1, 2018
Net gains/(losses) in AOCI, beginning of period	$(3.0)	$(1.1)	$13.7	$(134.9)	$(125.3)
Net gains/(losses) recognized in OCI before reclassifications	(2.6)	(34.3)	(32.8)	178.5	108.8
Net (gains)/losses reclassified from AOCI to earnings	0.6	24.7	—	24.1	49.4
Other comprehensive income/(loss) attributable to Starbucks	(2.0)	(9.6)	(32.8)	202.6	158.2
Net gains/(losses) in AOCI, end of period	$(5.0)	$(10.7)	$(19.1)	$67.7	$32.9

Two Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 31, 2019
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	4.6	(16.2)	(14.1)	81.3	55.6
Net (gains)/losses reclassified from AOCI to earnings	0.4	2.8	—	—	3.2
Other comprehensive income/(loss) attributable to Starbucks	5.0	(13.4)	(14.1)	81.3	58.8
Net gains/(losses) in AOCI, end of period	$0.1	$4.3	$5.5	$(281.4)	$(271.5)

April 1, 2018
Net gains/(losses) in AOCI, beginning of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)
Net gains/(losses) recognized in OCI before reclassifications	(4.3)	(36.2)	(33.1)	213.8	140.2
Net (gains)/losses reclassified from AOCI to earnings	1.8	29.6	—	16.9	48.3
Other comprehensive income/(loss) attributable to Starbucks	(2.5)	(6.6)	(33.1)	230.7	188.5
Net gains/(losses) in AOCI, end of period	$(5.0)	$(10.7)	$(19.1)	$67.7	$32.9

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 31, 2019	Apr 1, 2018
Gains/(losses) on available-for-sale debt securities	$0.2	$(0.8)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	1.4	1.2	Interest expense
Cross-currency swaps	1.3	(26.1)	Interest income and other, net
Foreign currency hedges	1.3	(1.4)	Revenues
Foreign currency/coffee hedges	1.6	(4.2)	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges	—	—	Interest income and other, net
Translation adjustment
Brazil	—	(24.1)	Gain/(loss) resulting from divestiture of certain operations
Other	—	0.1	Interest income and other, net
	5.8	(55.3)	Total before tax
	(1.6)	5.9	Tax (expense)/benefit
	$4.2	$(49.4)	Net of tax
Two Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 31, 2019	Apr 1, 2018
Gains/(losses) on available-for-sale debt securities	$0.7	$(2.4)	Interest income and other, net
Gains/(losses) on cash flow hedges
Interest rate hedges	2.8	2.4	Interest expense
Cross-currency swaps	(10.4)	(26.6)	Interest income and other, net
Foreign currency hedges	2.7	(1.8)	Revenues
Foreign currency/coffee hedges	1.9	(9.9)	Cost of sales including occupancy costs
Gains/(losses) on net investment hedges	—	—	Interest income and other, net
Translation adjustment
Brazil	—	(24.1)	Gain/(loss) resulting from divestiture of certain operations
East China joint venture	—	7.2	Gain resulting from acquisition of joint venture
Taiwan joint venture	—	1.4	Gain/(loss) resulting from divestiture of certain operations
Other	—	(1.7)	Interest income and other, net
	(2.3)	(55.5)	Total before tax
	(0.9)	7.2	Tax (expense)/benefit
	$(3.2)	$(48.3)	Net of tax

In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 31, 2019.
In September 2018, we entered into accelerated share repurchase agreements (“ASR agreements”) with third-party financial institutions totaling $5.0 billion, effective October 1, 2018. We made a $5.0 billion upfront payment to the financial institutions and received an initial delivery of 72.0 million shares. In March 2019, we received an additional 4.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $65.03.
In March 2019, we entered into ASR agreements with third-party financial institutions totaling $2.0 billion, effective March 22, 2019. We made a $2.0 billion upfront payment to the financial institutions and received an initial delivery of 22.2 million shares of our common stock, which approximated 80 percent of the total value based on our share price of $71.96 at the inception of the agreement. Upon completion, the total shares repurchased will be based on the volume-weighted average share price during the term of the ASR agreements less an applicable discount. The financial institutions may be required to deliver additional shares or, under certain circumstances, we may elect to deliver shares or make a cash payment to the financial institutions. Final settlement is expected to be completed no later than June 2019.
Outside of the ASR agreements noted above, we repurchased 10.2 million shares of common stock for $713.2 million on the open market during the two quarters ended March 31, 2019. In connection with the ASR agreements and other open market transactions, we repurchased 109.3 million shares of common stock at a total cost of $7.7 billion for the two quarters ended March 31, 2019. During the same period of fiscal 2018, we repurchased 55.9 million shares at a total cost of $3.2 billion. In the first quarter 2019, we announced that our Board of Directors approved an increase of 120 million shares to our ongoing share repurchase program. As of March 31, 2019, 59.5 million shares remained available for repurchase under current authorizations.
During the second quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend to shareholders of $0.36 per share to be paid on May 24, 2019 to shareholders of record as of the close of business on May 9, 2019.

Note 11:	Employee Stock Plans
As of March 31, 2019, there were 50.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 12.5 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Options	$7.2	$7.0	$15.5	$21.2
Restricted Stock Units (“RSUs”)	87.7	48.1	176.6	95.3
Total stock-based compensation expense	$94.9	$55.1	$192.1	$116.5

Stock option and RSU transactions from September 30, 2018 through March 31, 2019 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 30, 2018	27.3	11.2
Granted	0.5	4.4
Options exercised/RSUs vested	(8.1)	(2.7)
Forfeited/expired	(0.5)	(1.3)
Options outstanding/Nonvested RSUs, March 31, 2019	19.2	11.6
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2019	$9.3	$274.0

Note 12:	Income Taxes
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
In the first quarter of fiscal 2019, we revised our indefinite reinvestment assertions for prior years' earnings from certain foreign subsidiaries. This change did not have a material impact to our financial results. In foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between its accounting basis and tax basis is approximately $1.3 billion, for which there could be up to approximately $300 million of unrecognized tax liability.
While the Tax Act provides for a modified territorial tax system, global intangible low-taxed income (“GILTI”) provisions are applied providing an incremental tax on foreign income. We have made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

Note 13:	Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Net earnings attributable to Starbucks	$663.2	$660.1	$1,423.6	$2,910.3
Weighted average common shares outstanding (for basic calculation)	1,239.2	1,394.9	1,240.6	1,407.9
Dilutive effect of outstanding common stock options and RSUs	11.5	11.7	11.5	12.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,250.7	1,406.6	1,252.1	1,420.5
EPS — basic	$0.54	$0.47	$1.15	$2.07
EPS — diluted	$0.53	$0.47	$1.14	$2.05

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. As of March 31, 2019, we had no out-of-the-money stock options, compared to 4.8 million as of April 1, 2018.

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

The Company, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On May 7, 2018, the trial court issued a ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. On June 22, 2018, the California Office of Environmental Health Hazard Assessment (OEHHA) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The case was set to proceed to a third phase trial on damages, remedies and attorneys' fees on October 15, 2018. However, on October 12, 2018, the California Court of Appeal granted the defendants request for a stay of the Phase 3 trial.
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Two Quarters Ended
	Mar 31, 2019		Apr 1, 2018(1)		Mar 31, 2019		Apr 1, 2018(1)
Beverage	$3,760.4	60%	$3,519.8	58%	$7,688.3	60%	$6,933.8	57%
Food	1,157.9	18%	1,067.1	18%	2,344.3	18%	2,115.4	17%
Other(2)	1,387.6	22%	1,444.9	24%	2,906.1	22%	3,056.3	26%
Total	$6,305.9	100%	$6,031.8	100%	$12,938.7	100%	$12,105.5	100%
(1) Prior period amounts have not been restated and continue to be reported under accounting standards in effect for that period.
(2) “Other” primarily consists of royalty and licensing revenues, packaged and single-serve coffees and teas, beverage-related ingredients, serveware, and ready-to-drink beverages, among other items.

The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	Corporate and Other	Total
March 31, 2019
Total net revenues	$4,305.9	$1,289.1	$227.5	$446.6	$36.8	$6,305.9
Depreciation and amortization expenses	170.7	121.4	6.9	12.3	44.9	356.2
Income from equity investees	—	22.1	—	40.2	—	62.3
Operating income/(loss)	899.0	231.7	(2.8)	149.0	(419.2)	857.7

April 1, 2018
Total net revenues(1)	$3,996.3	$1,186.4	$251.0	$562.6	$35.5	$6,031.8
Depreciation and amortization expenses	160.4	121.6	8.0	0.3	41.3	331.6
Income from equity investees	—	16.7	—	36.0	—	52.7
Operating income/(loss)	801.3	204.6	(10.9)	234.0	(456.5)	772.5
(1) Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for that period.
Two Quarters Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	Corporate and Other	Total
March 31, 2019
Total net revenues	$8,912.0	$2,516.5	$493.8	$951.1	$65.3	$12,938.7
Depreciation and amortization expenses	336.4	238.2	14.7	12.4	87.9	689.6
Income from equity investees	—	48.5	—	81.6	—	130.1
Operating income/(loss)	1,910.8	453.1	24.2	324.6	(839.3)	1,873.4

April 1, 2018
Total net revenues(1)	$8,253.9	$2,030.0	$519.0	$1,190.6	$112.0	$12,105.5
Depreciation and amortization expenses	318.4	175.3	15.5	0.9	80.3	590.4
Income from equity investees	—	67.5	—	74.6	—	142.1
Operating income/(loss)	1,779.0	401.4	21.4	503.4	(816.6)	1,888.6
(1) Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for that period.

Lease exit costs associated with our restructuring efforts, primarily related to the closure of TeavanaTM/MC retail stores and certain Starbucks® company-operated stores, are recognized concurrently with actual store closures. These expenses are primarily recorded within Corporate and Other and Americas. Total lease exit costs are expected to be approximately $202.5 million of which $20.5 million and $29.0 million were recorded within restructuring and impairments on the consolidated statement of earnings in the quarter and two quarters ended March 31, 2019, respectively. In fiscal year 2018, $100.9 million and $117.5 million of lease exit costs were recorded within restructuring and impairments for the quarter and two quarters ended April 1, 2018, respectively. Previous lease exit costs recorded within restructuring expenses for fiscal 2018 and 2017 totaled $135.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, our focus on accelerating growth in high-returning businesses, the conversion of several market operations to fully-licensed models, expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results, tax rates, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the likely issuance of additional debt and the applicable interest rate, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes, and potential outcomes and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, fluctuations in U.S. and international economies and currencies, our ability to preserve, grow and leverage our brands, potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, potential negative effects of material breaches of our information technology systems to the extent we experience a material breach, material failures of our information technology systems, costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of the East China business and the successful expansion of our Global Coffee Alliance with Nestlé, our ability to obtain financing on acceptable terms, the acceptance of the company's products by our customers, the impact of competition, the prices and availability of coffee, dairy and other raw materials, the effect of legal proceedings, the effects of the Tax Cuts and Jobs Act and related guidance and regulations that may be promulgated, and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 78 markets around the world. As of March 31, 2019, Starbucks had over 30,000 company-operated and licensed stores, an increase of 7% from the prior year. Additionally, we sell a variety of consumer-packaged goods, or CPG, primarily through the Global Coffee Alliance established with Nestlé in August 2018 and other partnerships and joint ventures. Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. Comparable store sales represent company-operated stores open for 13 months or longer and excludes the impact of foreign currency translation. During the quarter ended March 31, 2019, our global comparable store sales grew 3%.
Starbucks results for the second quarter of fiscal 2019 reflect the impacts of certain restructuring and streamlining efforts, initiated during the fourth quarter of fiscal 2017, to focus on accelerating growth in high-returning businesses and the conversion of several market operations, such as Brazil, France and the Netherlands, to fully licensed models. These efforts also include licensing our CPG and Foodservice businesses to Nestlé.
We have four reportable operating segments: Americas, China/Asia Pacific (“CAP”), Europe, Middle East and Africa (“EMEA”) and Channel Development. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.
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

Comparable Store Sales
Starbucks comparable store sales for the second quarter of fiscal 2019:

	Quarter Ended Mar 31, 2019			Two Quarters Ended Mar 31, 2019
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	3%	—%	3%	4%	—%	3%
Americas	4%	—%	4%	4%	—%	4%
China/Asia Pacific	2%	—%	2%	3%	—%	2%
EMEA(1)	2%	—%	2%	—%	(1)%	1%
(1) Company-operated stores represent 11% of the EMEA segment store portfolio as of March 31, 2019.
Refer to our Quarterly Store Data, also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended				Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	$ Change	% Change	Mar 31, 2019	Apr 1, 2018	$ Change	% Change
Company-operated stores	$5,159.0	$4,828.0	$331.0	6.9%	$10,529.3	$9,569.8	$959.5	10.0%
Licensed stores	678.2	625.6	52.6	8.4	1,415.3	1,308.0	107.3	8.2
Other	468.7	578.2	(109.5)	(18.9)	994.1	1,227.7	(233.6)	(19.0)
Total net revenues	$6,305.9	$6,031.8	$274.1	4.5%	$12,938.7	$12,105.5	$833.2	6.9%
Quarter ended March 31, 2019 compared with quarter ended April 1, 2018
Total net revenues for the second quarter of fiscal 2019 increased $274 million compared to a year ago, primarily due to increased revenues from company-operated stores ($331 million). The growth in company-operated store revenues was driven by incremental revenues from the impact of 916 net new Starbucks® company-operated store openings, or a 6% increase, over the past 12 months ($248 million). Also contributing was a 3% increase in comparable store sales ($161 million), attributable to a 3% increase in average ticket, partially offset by unfavorable foreign currency translation ($72 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($53 million), driven by increased product and equipment sales to and royalty revenues from our licensees ($58 million), primarily resulting from the opening of 1,075 net new Starbucks® licensed stores, or an 8% increase, over the past 12 months.
Other revenues decreased $110 million, primarily due to licensing our CPG and Foodservice businesses to Nestlé, which we expect will remain the trend through fiscal 2019.
Two quarters ended March 31, 2019 compared with two quarters ended April 1, 2018
Total net revenues for the first two quarters of fiscal 2019 increased $833 million compared to a year ago, primarily due to increased revenues from company-operated stores ($960 million). The growth in company-operated store revenues was primarily driven by growth in Starbucks® company-operated stores over the past 12 months ($476 million) and a 4% increase in comparable store sales ($329 million), attributable to a 3% increase in average ticket. Also contributing was the impact of our ownership change in East China ($299 million), partially offset by unfavorable foreign currency translation ($105 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($107 million), driven by increased product and equipment sales to and royalty revenues from our licensees ($134 million), primarily resulting from growth in Starbucks® licensed stores over the past 12 months.
Other revenues decreased $234 million, primarily due to licensing our CPG and Foodservice businesses to Nestlé, which we expect will remain the trend through fiscal 2019.

Operating Expenses

	Quarter Ended					Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018
				As a % of Total Net Revenues					As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,603.8	$2,514.7	$89.1	41.3%	41.7%	$5,362.5	$5,016.4	$346.1	41.4%	41.4%
Store operating expenses	1,949.6	1,789.6	160.0	30.9	29.7	3,942.6	3,526.5	416.1	30.5	29.1
Other operating expenses	82.3	120.8	(38.5)	1.3	2.0	175.6	250.3	(74.7)	1.4	2.1
Depreciation and amortization expenses	356.2	331.6	24.6	5.6	5.5	689.6	590.4	99.2	5.3	4.9
General and administrative expenses	475.6	420.6	55.0	7.5	7.0	938.9	813.1	125.8	7.3	6.7
Restructuring and impairments	43.0	134.7	(91.7)	0.7	2.2	86.2	162.3	(76.1)	0.7	1.3
Total operating expenses	5,510.5	5,312.0	198.5	87.4	88.1	11,195.4	10,359.0	836.4	86.5	85.6
Income from equity investees	62.3	52.7	9.6	1.0	0.9	130.1	142.1	(12.0)	1.0	1.2
Operating income	$857.7	$772.5	$85.2	13.6%	12.8%	$1,873.4	$1,888.6	$(15.2)	14.5%	15.6%
Store operating expenses as a % of company-operated store revenues				37.8%	37.1%				37.4%	36.9%
Quarter ended March 31, 2019 compared with quarter ended April 1, 2018
Cost of sales including occupancy costs as a percentage of total net revenues decreased 40 basis points for the second quarter of fiscal 2019, primarily due to cost savings initiatives (approximately 80 basis points) and sales leverage, driven by price increases (approximately 40 basis points), partially offset by licensing our CPG and Foodservice businesses to Nestlé (approximately 80 basis points).
Store operating expenses as a percentage of total net revenues increased 120 basis points for the second quarter of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 70 basis points, primarily due to increased partner investments that are funded by savings from the Tax Act and growth in wages and benefits (approximately 110 basis points), largely in the Americas segment. This was partially offset by sales leverage driven by price increases and the adoption of new revenue recognition guidance on stored value card breakage.
Other operating expenses decreased $39 million for the second quarter of fiscal 2019, primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé ($44 million), partially offset by the Global Coffee Alliance headcount-related costs, including employee retention costs ($4 million).
General and administrative expenses increased $55 million, primarily driven by the U.S. stock award, which was granted in the third quarter of fiscal 2018, was funded by savings from the Tax Act and vests over one year, and higher performance-based compensation.
Restructuring and impairment expenses decreased $92 million, primarily due to lapping prior year costs related to our strategy to close TeavanaTM/MC retail stores ($105 million) and lower impairments related to our Switzerland retail market ($18 million), partially offset by higher costs associated with the closure of certain company-operated stores ($19 million) and severance costs ($8 million).
Income from equity investees increased $10 million, primarily due to improved comparable store sales from our CAP joint venture operations in South Korea and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall increase in operating margin of 80 basis points for the second quarter of fiscal 2019.
Two quarters ended March 31, 2019 compared with two quarters ended April 1, 2018
Store operating expenses as a percentage of total net revenues increased 140 basis points for the first two quarters of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 50 basis points, primarily driven by increased investments in our store partners that are funded by savings from the Tax Act and growth in wages and benefits

(approximately 110 basis points), largely in the Americas segment. This is partially offset by sales leverage and the impact of the adoption of new revenue recognition guidance on stored value card breakage.
Other operating expenses decreased $75 million for the first two quarters of fiscal 2019, primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé ($95 million), partially offset by the Global Coffee Alliance headcount-related costs, including employee retention costs ($9 million).
Depreciation and amortization expenses as a percentage of total net revenues increased 40 basis points, primarily due to the ownership change in East China.
General and administrative expenses increased $126 million, primarily driven by the U.S. stock award, which was granted in the third quarter of fiscal 2018, was funded by savings from the Tax Act and vests over one year, and higher performance-based compensation.
Restructuring and impairment expenses decreased $76 million, primarily due to lapping prior year costs related to our strategy to close TeavanaTM/MC retail stores ($131 million) and lower impairments related to our Switzerland retail market ($18 million), partially offset by severance costs ($32 million), higher costs associated with the closure of certain company-operated stores ($27 million) and asset impairments in the U.S. ($10 million).
Income from equity investees decreased $12 million, primarily due to the impact of our ownership change in East China. This decrease was partially offset by improved comparable store sales from our CAP joint venture operations in South Korea and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 110 basis points for the first two quarters of fiscal 2019.

Other Income and Expenses

	Quarter Ended					Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$857.7	$772.5	$85.2	13.6%	12.8%	$1,873.4	$1,888.6	$(15.2)	14.5%	15.6%
Gain resulting from acquisition of joint venture	—	47.6	(47.6)	—	0.8	—	1,373.9	(1,373.9)	—	11.3
Net gain resulting from divestiture of certain operations	21.0	(4.9)	25.9	0.3	(0.1)	21.0	496.3	(475.3)	0.2	4.1
Interest income and other, net	15.2	35.5	(20.3)	0.2	0.6	39.9	123.7	(83.8)	0.3	1.0
Interest expense	(73.9)	(35.1)	(38.8)	(1.2)	(0.6)	(148.9)	(61.0)	(87.9)	(1.2)	(0.5)
Earnings before income taxes	820.0	815.6	4.4	13.0	13.5	1,785.4	3,821.5	(2,036.1)	13.8	31.6
Income tax expense	161.2	155.8	5.4	2.6	2.6	366.4	911.6	(545.2)	2.8	7.5
Net earnings including noncontrolling interests	658.8	659.8	(1.0)	10.4	10.9	1,419.0	2,909.9	(1,490.9)	11.0	24.0
Net loss attributable to noncontrolling interests	(4.4)	(0.3)	(4.1)	(0.1)	—	(4.6)	(0.4)	(4.2)	—	—
Net earnings attributable to Starbucks	$663.2	$660.1	$3.1	10.5%	10.9%	$1,423.6	$2,910.3	$(1,486.7)	11.0%	24.0%
Effective tax rate including noncontrolling interests				19.7%	19.1%				20.5%	23.9%
Quarter ended March 31, 2019 compared with quarter ended April 1, 2018
Interest income and other, net decreased $20 million, primarily due to the adoption of the new revenue recognition guidance on a prospective basis, which required estimated breakage on unredeemed stored value cards to be recorded as revenue. We recorded stored value card breakage in interest income and other, net in the prior year.
Interest expense increased $39 million primarily related to additional interest incurred on long-term debt issued in March and August 2018.
The effective tax rate for the quarter ended March 31, 2019 was 19.7% compared to 19.1% for the same quarter in fiscal 2018. The increase was primarily due to lapping the gain on the purchase of East China joint venture that was not subject to income tax (approximately 750 basis points), partially offset by the impacts of the Tax Act, including the lower tax rate (approximately 350 basis points) and lapping the transition tax on our accumulated undistributed foreign earnings and remeasurement of our deferred tax liabilities (approximately 330 basis points).
Two quarters ended March 31, 2019 compared with two quarters ended April 1, 2018
Interest income and other, net decreased $84 million primarily due to the adoption of the new revenue recognition guidance on a prospective basis, which required estimated breakage on unredeemed stored value cards to be recorded as revenue. We recorded stored value card breakage in interest income and other, net in the prior year.
Interest expense increased $88 million primarily related to additional interest incurred on long-term debt issued in November 2017, March 2018 and August 2018.
The effective tax rate for the two quarters ended March 31, 2019 was 20.5% compared to 23.9% for the same period in fiscal 2018. The decrease was primarily due to lapping the transition tax on our accumulated undistributed foreign earnings and remeasurement of our deferred tax liabilities (approximately 430 basis points), the lower corporate tax rate as a result of the Tax Act (approximately 350 basis points), stock-based compensation excess tax benefit (approximately 230 basis points) and the release of income tax reserves related to the settlement of a U.S. tax examination (approximately 190 basis points). These favorable impacts were partially offset by lapping the gain on the purchase of our East China joint venture that was not subject to income tax (approximately 560 basis points) and the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries during the first quarter of fiscal 2019 (approximately 440 basis points).
Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended					Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018
				As a % of Americas Total Net Revenues					As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$3,841.4	$3,564.8	$276.6	89.2%	89.2%	$7,927.2	$7,351.8	$575.4	88.9%	89.1%
Licensed stores	463.0	429.3	33.7	10.8	10.7	977.6	896.0	81.6	11.0	10.9
Other	1.5	2.2	(0.7)	—	0.1	7.2	6.1	1.1	0.1	0.1
Total net revenues	4,305.9	3,996.3	309.6	100.0	100.0	8,912.0	8,253.9	658.1	100.0	100.0
Cost of sales including occupancy costs	1,589.1	1,528.0	61.1	36.9	38.2	3,301.4	3,124.1	177.3	37.0	37.8
Store operating expenses	1,534.9	1,411.8	123.1	35.6	35.3	3,126.0	2,845.3	280.7	35.1	34.5
Other operating expenses	38.8	33.9	4.9	0.9	0.8	82.9	72.5	10.4	0.9	0.9
Depreciation and amortization expenses	170.7	160.4	10.3	4.0	4.0	336.4	318.4	18.0	3.8	3.9
General and administrative expenses	55.2	60.0	(4.8)	1.3	1.5	113.4	112.1	1.3	1.3	1.4
Restructuring and impairments	18.2	0.9	17.3	0.4	—	41.1	2.5	38.6	0.5	—
Total operating expenses	3,406.9	3,195.0	211.9	79.1	79.9	7,001.2	6,474.9	526.3	78.6	78.4
Operating income	$899.0	$801.3	$97.7	20.9%	20.1%	$1,910.8	$1,779.0	$131.8	21.4%	21.6%
Store operating expenses as a % of company-operated store revenues				40.0%	39.6%				39.4%	38.7%
Quarter ended March 31, 2019 compared with quarter ended April 1, 2018
Revenues
Americas total net revenues for the second quarter of fiscal 2019 increased $310 million, or 8%, primarily driven by 271 net new Starbucks® company-operated store openings, or a 3% increase, over the past 12 months ($140 million), a 4% increase in comparable store sales ($137 million), primarily attributable to a 4% increase in average ticket, and higher product sales to and royalty revenues from our licensees ($37 million), primarily resulting from the opening of 415 net new Starbucks® licensed stores, or a 6% increase, over the past 12 months. Also contributing was the impact of the adoption of revenue recognition guidance on stored value card breakage ($36 million), partially offset by unfavorable foreign currency translation.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 130 basis points for the second quarter of fiscal 2019, primarily driven by cost savings initiatives (approximately 80 basis points).
Store operating expenses as a percentage of total net revenues increased 30 basis points for the second quarter of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 40 basis points, primarily driven by higher investments in our store partners that are funded by savings from the Tax Act and growth in wages and benefits

(approximately 140 basis points), partially offset by decreased marketing spend (approximately 50 basis points), sales leverage driven by price increases and the impact of the adoption of new revenue recognition guidance on stored value card breakage.
Restructuring and impairment expenses increased $17 million, primarily due to higher costs associated with the closure of certain company-operated stores in the U.S. and Canada.
The combination of these changes resulted in an overall increase in operating margin of 80 basis points for the second quarter of fiscal 2019.
Two quarters ended March 31, 2019 compared with two quarters ended April 1, 2018
Revenues
Americas total net revenues for the first two quarters of fiscal 2019 increased $658 million, or 8%, primarily driven by growth in Starbucks® company-operated stores over the past 12 months ($297 million), a 4% increase in comparable store sales ($282 million), primarily attributable to a 4% increase in average ticket, and higher product sales to and royalty revenues from our licensees ($80 million), primarily resulting from growth in Starbucks® licensed stores over the past 12 months. Also contributing was the impact of the adoption of revenue recognition guidance on stored value card breakage ($70 million), partially offset by unfavorable foreign currency translation
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points for the first two quarters of fiscal 2019, primarily due to cost savings initiatives (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 60 basis points for the first two quarters of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 70 basis points, primarily driven by higher investments in our store partners that are funded by savings from the Tax Act and growth in wages and benefits (approximately 150 basis points), partially offset by sales leverage driven by price increases and the impact of the adoption of new revenue recognition guidance on stored value card breakage.
Other operating expenses increased $10 million for the first two quarters of fiscal 2019, primarily due to lapping a prior year favorable settlement related to Target Canada store closures.
Restructuring and impairment expenses increased $39 million, primarily due to higher costs associated with the closure of certain company-operated stores in the U.S. and Canada ($22 million), asset impairments in the U.S. ($10 million) and headcount-related restructuring costs ($5 million).
The combination of these changes resulted in an overall decrease in operating margin of 20 basis points for the first two quarters of fiscal 2019.

China/Asia Pacific

	Quarter Ended					Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018
				As a % of CAP Total Net Revenues					As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$1,185.5	$1,098.6	$86.9	92.0%	92.6%	$2,309.8	$1,841.1	$468.7	91.8%	90.7%
Licensed stores	99.2	84.3	14.9	7.7	7.1	199.3	182.6	16.7	7.9	9.0
Other	4.4	3.5	0.9	0.3	0.3	7.4	6.3	1.1	0.3	0.3
Total net revenues	1,289.1	1,186.4	102.7	100.0	100.0	2,516.5	2,030.0	486.5	100.0	100.0
Cost of sales including occupancy costs	547.2	511.2	36.0	42.4	43.1	1,072.2	883.5	188.7	42.6	43.5
Store operating expenses	346.1	306.5	39.6	26.8	25.8	672.9	525.1	147.8	26.7	25.9
Other operating expenses	5.2	5.1	0.1	0.4	0.4	13.2	14.1	(0.9)	0.5	0.7
Depreciation and amortization expenses	121.4	121.6	(0.2)	9.4	10.2	238.2	175.3	62.9	9.5	8.6
General and administrative expenses	59.6	54.1	5.5	4.6	4.6	114.8	98.1	16.7	4.6	4.8
Restructuring and impairments	—	—	—	—	—	0.6	—	0.6	—	—
Total operating expenses	1,079.5	998.5	81.0	83.7	84.2	2,111.9	1,696.1	415.8	83.9	83.6
Income from equity investees	22.1	16.7	5.4	1.7	1.4	48.5	67.5	(19.0)	1.9	3.3
Operating income	$231.7	$204.6	$27.1	18.0%	17.2%	$453.1	$401.4	$51.7	18.0%	19.8%
Store operating expenses as a % of company-operated store revenues				29.2%	27.9%				29.1%	28.5%
At the beginning of the second quarter of fiscal 2019, we lapped the conversion to fully consolidated operations for East China, which converted from an equity method joint venture since the acquisition date of December 31, 2017. Although the impact of the conversion is no longer significant after the first quarter of fiscal 2019, discussion of year to date results may reference the ownership change in East China.
Quarter ended March 31, 2019 compared with quarter ended April 1, 2018
Revenues
China/Asia Pacific total net revenues for the second quarter of fiscal 2019 increased $103 million, or 9%, primarily driven by 667 net new Starbucks® company-operated store openings, or a 14% increase, over the past 12 months ($110 million), a 2% increase in comparable store sales ($22 million) and increased product sales to and royalty revenues from licensees ($12 million), primarily resulting from the opening of 331 net new licensed stores, or a 10% increase, over the past 12 months, partially offset by unfavorable foreign currency translation ($51 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 70 basis points for the second quarter of fiscal 2019, primarily driven by cost savings initiatives (approximately 50 basis points) and sales leverage, driven by price increases (approximately 40 basis points).
Store operating expenses as a percentage of total net revenues increased 100 basis points for the second quarter of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses increased 130 basis points, primarily driven by incremental investments, primarily in China, to support store growth and strategic initiatives.

Depreciation and amortization expenses as a percentage of total net revenues decreased 80 basis points, primarily due to sales leverage, mostly due to new stores in China.
Income from equity investees increased $5 million, primarily due to improved comparable store sales in our joint venture operations in South Korea.
The combination of these changes resulted in an overall increase in operating margin of 80 basis points for the second quarter of fiscal 2019.
Two quarters ended March 31, 2019 compared with two quarters ended April 1, 2018
Revenues
China/Asia Pacific total net revenues for the first two quarters of fiscal 2019 increased $487 million, or 24%, primarily driven by the ownership change in East China ($280 million), growth in Starbucks® company-operated stores over the past 12 months ($179 million), a 3% increase in comparable store sales ($46 million) and increased product sales to and royalty revenues from licensees ($28 million), primarily resulting from growth in Starbucks® licensed stores over the past 12 months. These increases were partially offset by unfavorable foreign currency translation ($67 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 90 basis points for the first two quarters of fiscal 2019, primarily driven by cost savings initiatives (approximately 40 basis points) and product mix shift (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues increased 80 basis points for the first two quarters of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses increased 60 basis points, primarily driven by incremental investments, primarily in China, to support store growth and strategic initiatives.
Depreciation and amortization expenses as a percentage of total net revenues increased 90 basis points, primarily due to the ownership change in East China.
Income from equity investees decreased $19 million, primarily due to the impact of our ownership change in East China.
The combination of these changes resulted in an overall decrease in operating margin of 180 basis points for the first two quarters of fiscal 2019.

EMEA

	Quarter Ended					Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018
				As a % of EMEA Total Net Revenues					As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$111.1	$138.7	$(27.6)	48.8%	55.3%	$254.6	$290.2	$(35.6)	51.6%	55.9%
Licensed stores	116.0	112.0	4.0	51.0	44.6	238.4	228.2	10.2	48.3	44.0
Other	0.4	0.3	0.1	0.2	0.1	0.8	0.6	0.2	0.2	0.1
Total net revenues	227.5	251.0	(23.5)	100.0	100.0	493.8	519.0	(25.2)	100.0	100.0
Cost of sales including occupancy costs	120.4	138.4	(18.0)	52.9	55.1	257.4	283.5	(26.1)	52.1	54.6
Store operating expenses	47.0	57.7	(10.7)	20.7	23.0	103.3	112.4	(9.1)	20.9	21.7
Other operating expenses	16.8	18.3	(1.5)	7.4	7.3	36.3	32.7	3.6	7.4	6.3
Depreciation and amortization expenses	6.9	8.0	(1.1)	3.0	3.2	14.7	15.5	(0.8)	3.0	3.0
General and administrative expenses	15.1	11.0	4.1	6.6	4.4	27.9	25.0	2.9	5.7	4.8
Restructuring and impairments	24.1	28.5	(4.4)	10.6	11.4	30.0	28.5	1.5	6.1	5.5
Total operating expenses	230.3	261.9	(31.6)	101.2	104.3	469.6	497.6	(28.0)	95.1	95.9
Operating income/(loss)	$(2.8)	$(10.9)	$8.1	(1.2)%	(4.3)%	$24.2	$21.4	$2.8	4.9%	4.1%
Store operating expenses as a % of company-operated store revenues				42.3%	41.6%				40.6%	38.7%
Quarter ended March 31, 2019 compared with quarter ended April 1, 2018
Revenues
EMEA total net revenues decreased $24 million, or 9%, for the second quarter of fiscal 2019, primarily driven by unfavorable foreign currency translation ($18 million) and the absence of revenue related to the conversions of our France and the Netherlands retail operations to fully licensed operations during the second quarter of fiscal 2019 ($16 million), partially offset by increased product sales to and royalty revenues from our licensees ($9 million), primarily resulting from the opening of 329 net new Starbucks® licensed stores, or a 12% increase, over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 220 basis points for the second quarter of fiscal 2019, primarily due to lower occupancy costs attributable to the continued shift in our portfolio towards more licensed stores, which includes the conversion of our France and the Netherlands retail operations to fully licensed during the second quarter of fiscal 2019 and the closure of certain company-operated stores.
Store operating expenses as a percentage of total net revenues decreased 230 basis points for the second quarter of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses increased 70 basis points, primarily due to sales deleverage in certain company-operated stores.
The combination of these changes resulted in an overall increase in operating margin of 310 basis points for the second quarter of fiscal 2019.

Two quarters ended March 31, 2019 compared with two quarters ended April 1, 2018
Revenues
EMEA total net revenues decreased $25 million, or 5%, for the first two quarters of fiscal 2019, primarily driven by unfavorable foreign currency translation ($30 million) and the absence of revenue related to the conversion of our France and the Netherlands retail operations to fully licensed operations during the second quarter of fiscal 2019 ($16 million), partially offset by increased product sales to and royalty revenues from our licensees ($26 million), primarily resulting from the growth in Starbucks® licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 250 basis points for the first two quarters of fiscal 2019, primarily due to lower occupancy costs attributable to the continued shift in our portfolio towards more licensed stores, which includes the conversion of France and the Netherlands retail operations to fully licensed during the second quarter of fiscal 2019 and the closure of certain company-operated stores. Also contributing was leverage on cost of sales, driven by price increases.
Store operating expenses as a percentage of total net revenues decreased 80 basis points for the first two quarters of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses increased 190 basis points, primarily due to lapping prior year gains on the sales of certain store assets and sales deleverage in certain company-operated stores.
Other operating expenses increased $4 million for the first two quarters of fiscal 2019, primarily driven by increased investments related to the growth in our licensed stores.
The combination of these changes resulted in an overall increase in operating margin of 80 basis points for the first two quarters of fiscal 2019.

Channel Development

	Quarter Ended					Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	$ Change	Mar 31, 2019	Apr 1, 2018
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$446.6	$562.6	$(116.0)			$951.1	$1,190.6	$(239.5)
Cost of sales	305.4	302.8	2.6	68.4%	53.8%	653.8	633.5	20.3	68.7%	53.2%
Other operating expenses	17.0	58.1	(41.1)	3.8	10.3	35.7	120.5	(84.8)	3.8	10.1
Depreciation and amortization expenses	12.3	0.3	12.0	2.8	0.1	12.4	0.9	11.5	1.3	0.1
General and administrative expenses	3.1	3.4	(0.3)	0.7	0.6	6.2	6.9	(0.7)	0.7	0.6
Total operating expenses	337.8	364.6	(26.8)	75.6	64.8	708.1	761.8	(53.7)	74.5	64.0
Income from equity investees	40.2	36.0	4.2	9.0	6.4	81.6	74.6	7.0	8.6	6.3
Operating income	$149.0	$234.0	$(85.0)	33.4%	41.6%	$324.6	$503.4	$(178.8)	34.1%	42.3%
Quarter ended March 31, 2019 compared with quarter ended April 1, 2018
Revenues
Channel Development total net revenues for the second quarter of fiscal 2019 decreased $116 million, or 21%, when compared to the prior year period, primarily due to licensing our CPG and Foodservice businesses to Nestlé, which we expect will remain the trend through fiscal 2019.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 1,460 basis points for the second quarter, primarily due to licensing our CPG and Foodservice businesses to Nestlé.
Other operating expenses decreased $41 million, primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé, partially offset by Global Coffee Alliance headcount-related costs, including retention costs.
Depreciation and amortization expenses as a percentage of total net revenues increased 270 basis points, primarily due to the correction of amortization expenses pertaining to prior periods.
Income from equity investees increased $4 million due to higher income from our North American Coffee Partnership joint venture, primarily driven by new product launches in Frappuccino®, Starbucks Tripleshot™ and Iced Espresso beverages.
The combination of these changes resulted in an overall decrease in operating margin of 820 basis points for the second quarter of fiscal 2019.
Two quarters ended March 31, 2019 compared with two quarters ended April 1, 2018
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2019 decreased $240 million, or 20%, when compared to the prior year period, primarily due to licensing our CPG and Foodservice businesses to Nestlé, which we expect to continue through the remainder of fiscal 2019.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 1,550 basis points for the first two quarters, primarily due to licensing our CPG and Foodservice businesses to Nestlé.
Other operating expenses decreased $85 million, primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé, partially offset by Global Coffee Alliance headcount-related costs, including retention costs.
Depreciation and amortization expenses as a percentage of total net revenues increased 120 basis points, primarily due to the correction of amortization expenses pertaining to prior periods.
Income from equity investees increased $7 million due to higher income from our North American Coffee Partnership joint venture, primarily driven by new product launches in Frappuccino®, Starbucks Tripleshot™ and Iced Espresso beverages.

The combination of these changes resulted in an overall decrease in operating margin of 820 basis points for the first two quarters of fiscal 2019.
Corporate and Other

	Quarter Ended				Two Quarters Ended
	Mar 31, 2019	Apr 1, 2018	$ Change	% Change	Mar 31, 2019	Apr 1, 2018	$ Change	% Change
Net revenues:
Company-operated stores	$21.0	$25.9	$(4.9)	(18.9)%	$37.7	$86.7	$(49.0)	(56.5)%
Licensed stores	—	—	—	nm	—	1.2	(1.2)	nm
Other	15.8	9.6	6.2	64.6	27.6	24.1	3.5	14.5
Total net revenues	36.8	35.5	1.3	3.7	65.3	112.0	(46.7)	(41.7)
Cost of sales including occupancy costs	41.7	34.3	7.4	21.6	77.7	91.8	(14.1)	(15.4)
Store operating expenses	21.6	13.6	8.0	58.8	40.4	43.7	(3.3)	(7.6)
Other operating expenses	4.5	5.4	(0.9)	(16.7)	7.5	10.5	(3.0)	(28.6)
Depreciation and amortization expenses	44.9	41.3	3.6	8.7	87.9	80.3	7.6	9.5
General and administrative expenses	342.6	292.1	50.5	17.3	676.6	571.0	105.6	18.5
Restructuring and impairments	0.7	105.3	(104.6)	(99.3)	14.5	131.3	(116.8)	(89.0)
Total operating expenses	456.0	492.0	(36.0)	(7.3)	904.6	928.6	(24.0)	(2.6)
Operating loss	$(419.2)	$(456.5)	$37.3	(8.2)%	$(839.3)	$(816.6)	$(22.7)	2.8%
Corporate and Other primarily consists of our unallocated corporate expenses, the results from Siren Retail and Evolution Fresh, and the legacy operations of the Teavana retail business, which substantially ceased during fiscal 2018. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
General and administrative expenses increased $51 million and $106 million during the second quarter of fiscal 2019 and the first two quarters of fiscal 2019, respectively, primarily driven by the U.S. stock award, which was granted in the third quarter of fiscal 2018, was funded by savings from the Tax Act and vests over one year, and higher performance-based compensation.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Americas
Company-operated stores	(1)	(29)	83	83	9,767	9,496
Licensed stores	67	216	173	382	7,943	7,528
Total Americas	66	187	256	465	17,710	17,024
China/Asia Pacific(1)
Company-operated stores	133	134	324	1,746	5,483	4,816
Licensed stores	71	82	139	(1,230)	3,510	3,179
Total China/Asia Pacific	204	216	463	516	8,993	7,995
EMEA(2)
Company-operated stores	(95)	(7)	(98)	(6)	392	496
Licensed stores	142	71	246	193	3,076	2,665
Total EMEA	47	64	148	187	3,468	3,161
Corporate and Other
Company-operated stores	2	(285)	5	(286)	13	4
Licensed stores	—	(12)	(12)	(12)	—	25
Total Corporate and Other	2	(297)	(7)	(298)	13	29
Total Company	319	170	860	870	30,184	28,209
(1) China/Asia Pacific store data includes the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018.

(2) EMEA store data includes the transfer of 82 company-operated retail stores in France and the Netherlands to licensed stores as a result of the sales of these retail operations in the second quarter of fiscal 2019.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $2.4 billion as of March 31, 2019 and $9.2 billion as of September 30, 2018. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities and agency obligations. As of March 31, 2019, approximately $1.7 billion of cash was held in foreign subsidiaries.
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
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 31, 2019, we were in compliance with all applicable credit facility covenants.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of March 31, 2019, we had borrowings outstanding of $75 million under our commercial paper program.
See Note 9, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 31, 2019, we were in compliance with all applicable covenants.
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
We believe that future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we will likely incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through dividends and share repurchases.
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
During the second quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend to shareholders of $0.36 per share to be paid on May 24, 2019 to shareholders of record as of the close of business on May 9, 2019.
We entered into accelerated share repurchase agreements (“ASR agreements”) with third-party financial institutions totaling $5.0 billion, effective October 1, 2018. We made a $5.0 billion upfront payment to the financial institutions and received an initial delivery of 72.0 million shares of our common stock. In March 2019, we received an additional 4.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $65.03.
Additionally, we entered into ASR agreements with third-party financial institutions totaling $2.0 billion, effective March 22, 2019. We made a $2.0 billion upfront payment to the financial institutions and received an initial delivery of 22.2 million shares of our common stock, which approximated 80 percent of the total value based on our share price of $71.96 at the inception of the agreement. Upon completion, the total shares repurchased will be based on the volume-weighted average share price during the term of the ASR agreements less an applicable discount. The financial institutions may be required to deliver additional shares or, under certain circumstances, we may elect to deliver shares or make a cash payment to the financial institutions. Final settlement is expected to be completed no later than June 2019.
Outside of the ASR agreements noted above, we repurchased 10.2 million shares of common stock for $713.2 million on the open market during the two quarters ended March 31, 2019. In connection with the ASR agreements and other open market transactions, we repurchased 109.3 million shares of common stock at a total cost of $7.7 billion for the two quarters ended March 31, 2019. In the first quarter 2019, we announced that our Board of Directors approved an increase of 120 million shares to our ongoing share repurchase program. As of March 31, 2019, 59.5 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2019 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2019 are expected to be approximately $2.0 billion.
Cash Flows
Cash provided by operating activities was $2.8 billion for the first two quarters of fiscal 2019, compared to $2.3 billion for the same period in fiscal 2018. The change was primarily due to the timing of tax payments and refunds.
Cash used by investing activities for the first two quarters of fiscal 2019 totaled $711.0 million, compared to cash used by investing activities of $1.2 billion for the same period in fiscal 2018. The change was primarily driven by lapping the prior year payment to acquire the 50% ownership interest in our East China joint venture, partially offset by higher proceeds from the divestiture of certain operations.
Cash used by financing activities for the first two quarters of fiscal 2019 and fiscal 2018 totaled $8.8 billion and $1.4 billion, respectively. The change was primarily due to the repurchase of our common stock under accelerated share repurchase agreements in fiscal 2019 and lapping the prior year proceeds from issuance of long-term debt.
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
During the second quarter of fiscal 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 31, 2019).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
December 31, 2018 - January 27, 2019	—	$—	—	96,839,790
January 28, 2019 - February 24, 2019	5,700,000	69.32	5,700,000	91,139,790
February 25, 2019 - March 31, 2019	31,657,294	70.70	31,657,294	59,482,496
Total	37,357,294	$70.49	37,357,294

(1)	Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2019.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

(3)
This column includes the total number of shares available for repurchase under the Company's ongoing share repurchase program. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	06/05/2018	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended March 31, 2019, formatted in iXBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 30, 2019

STARBUCKS CORPORATION

By:	/s/ Patrick J. Grismer
Patrick J. Grismer
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer