Form 10-Q
period 2019-06-30
STARBUCKS CORP
filed 2019-07-30
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
(206) 447-1575
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SBUX	NASDAQ Global Select Market
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

Shares Outstanding as of July 24, 2019
1,197.0 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Net revenues:
Company-operated stores	$5,535.0	$5,060.4	$16,064.3	$14,630.3
Licensed stores	725.0	660.6	2,140.3	1,968.6
Other	563.0	589.3	1,557.0	1,817.0
Total net revenues	6,823.0	6,310.3	19,761.6	18,415.9
Cost of sales including occupancy costs	2,808.6	2,553.4	8,171.1	7,569.8
Store operating expenses	2,018.5	1,825.0	5,961.2	5,351.6
Other operating expenses	89.6	132.3	265.2	382.5
Depreciation and amortization expenses	343.1	330.0	1,032.5	920.4
General and administrative expenses	480.2	485.9	1,419.2	1,299.0
Restructuring and impairments	37.7	16.9	123.9	179.2
Total operating expenses	5,777.7	5,343.5	16,973.1	15,702.5
Income from equity investees	76.0	71.4	206.1	213.5
Operating income	1,121.3	1,038.2	2,994.6	2,926.9
Gain resulting from acquisition of joint venture	—	2.5	—	1,376.4
Net gain resulting from divestiture of certain operations	601.8	—	622.8	496.3
Interest income and other, net	40.2	31.5	80.2	155.2
Interest expense	(86.4)	(45.4)	(235.3)	(106.4)
Earnings before income taxes	1,676.9	1,026.8	3,462.3	4,848.4
Income tax expense	303.7	174.8	670.1	1,086.5
Net earnings including noncontrolling interests	1,373.2	852.0	2,792.2	3,761.9
Net earnings/(loss) attributable to noncontrolling interests	0.4	(0.5)	(4.2)	(0.9)
Net earnings attributable to Starbucks	$1,372.8	$852.5	$2,796.4	$3,762.8
Earnings per share - basic	$1.13	$0.62	$2.27	$2.69
Earnings per share - diluted	$1.12	$0.61	$2.25	$2.67
Weighted average shares outstanding:
Basic	1,211.0	1,377.1	1,230.8	1,397.7
Diluted	1,223.0	1,388.5	1,242.4	1,409.9
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Net earnings including noncontrolling interests	$1,373.2	$852.0	$2,792.2	$3,761.9
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	3.7	(0.5)	9.6	(6.5)
Tax (expense)/benefit	(0.8)	0.1	(2.1)	1.8
Unrealized gains/(losses) on cash flow hedging instruments	(3.2)	46.0	(24.7)	0.6
Tax (expense)/benefit	0.6	(10.4)	5.9	(1.2)
Unrealized gains/(losses) on net investment hedging instruments	(21.1)	32.4	(40.1)	(11.8)
Tax (expense)/benefit	5.3	(8.3)	10.2	2.8
Translation adjustment and other	(64.9)	(281.9)	15.0	(70.3)
Tax (expense)/benefit	—	1.3	1.4	3.5
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	3.2	(17.5)	5.5	38.0
Tax expense/(benefit)	(0.3)	3.2	0.6	(4.0)
Other comprehensive income/(loss)	(77.5)	(235.6)	(18.7)	(47.1)
Comprehensive income including noncontrolling interests	1,295.7	616.4	2,773.5	3,714.8
Comprehensive income/(loss) attributable to noncontrolling interests	0.4	(0.5)	(4.2)	(0.9)
Comprehensive income attributable to Starbucks	$1,295.3	$616.9	$2,777.7	$3,715.7

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jun 30, 2019	Sep 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,763.3	$8,756.3
Short-term investments	72.1	181.5
Accounts receivable, net	790.6	693.1
Inventories	1,517.2	1,400.5
Prepaid expenses and other current assets	591.6	1,462.8
Total current assets	7,734.8	12,494.2
Long-term investments	222.6	267.7
Equity investments	340.3	334.7
Property, plant and equipment, net	6,187.8	5,929.1
Deferred income taxes, net	1,533.0	134.7
Other long-term assets	458.0	412.2
Other intangible assets	853.2	1,042.2
Goodwill	3,564.7	3,541.6
TOTAL ASSETS	$20,894.4	$24,156.4
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,145.4	$1,179.3
Accrued liabilities	3,238.7	2,298.4
Insurance reserves	211.5	213.7
Current portion of deferred revenue	1,300.2	1,642.9
Current portion of long-term debt	—	349.9
Total current liabilities	5,895.8	5,684.2
Long-term liabilities:
Long-term debt	11,159.1	9,090.2
Deferred revenue	6,717.9	6,775.7
Other long-term liabilities	1,440.6	1,430.5
Total liabilities	25,213.4	22,980.6
Shareholders’ equity/(deficit):
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,206.5 and 1,309.1 shares, respectively	1.2	1.3
Additional paid-in capital	41.1	41.1
Retained earnings/(deficit)	(4,013.9)	1,457.4
Accumulated other comprehensive loss	(349.0)	(330.3)
Total shareholders’ equity/(deficit)	(4,320.6)	1,169.5
Noncontrolling interests	1.6	6.3
Total equity/(deficit)	(4,319.0)	1,175.8
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$20,894.4	$24,156.4
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,792.2	$3,761.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,083.6	961.5
Deferred income taxes, net	(1,243.5)	763.7
Income earned from equity method investees	(174.1)	(167.2)
Distributions received from equity method investees	163.7	171.7
Gain resulting from acquisition of joint venture	—	(1,376.4)
Net gain resulting from divestiture of certain retail operations	(622.8)	(496.3)
Stock-based compensation	255.4	185.0
Goodwill impairments	10.5	28.5
Other	122.3	26.7
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(70.1)	(14.9)
Inventories	(140.5)	(21.5)
Prepaid expenses and other current assets	831.6	(694.3)
Income taxes payable	1,045.4	198.7
Accounts payable	(15.1)	72.4
Deferred revenue	(32.4)	137.7
Other operating assets and liabilities	(67.4)	(32.8)
Net cash provided by operating activities	3,938.8	3,504.4
INVESTING ACTIVITIES:
Purchases of investments	(176.3)	(69.5)
Sales of investments	281.7	441.2
Maturities and calls of investments	57.5	40.6
Additions to property, plant and equipment	(1,280.7)	(1,407.8)
Acquisition of equity in joint venture, net of cash acquired	—	(1,311.3)
Net proceeds from the divestiture of certain operations	684.2	608.2
Other	(72.9)	1.9
Net cash used in investing activities	(506.5)	(1,696.7)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	—	300.0
Proceeds from issuance of long-term debt	1,996.0	2,596.5
Repayments of long-term debt	(350.0)	—
Proceeds from issuance of common stock	358.5	131.9
Cash dividends paid	(1,330.7)	(1,260.2)
Repurchase of common stock	(7,972.9)	(4,061.9)
Minimum tax withholdings on share-based awards	(106.1)	(60.4)
Other	(17.6)	(13.6)
Net cash used by financing activities	(7,422.8)	(2,367.7)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(10.2)
Net decrease in cash and cash equivalents	(3,993.0)	(570.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,756.3	2,462.3
End of period	$4,763.3	$1,892.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$219.9	$101.4
Income taxes, net of refunds	$126.2	$899.7

See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended June 30, 2019 and July 1, 2018
(in millions, except per share data, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interests	Total
Balance, March 31, 2019	$1.2	$41.1	$(4,807.7)	$(271.5)	$(5,036.9)	$1.7	$(5,035.2)
Net earnings	—	—	1,372.8	—	1,372.8	0.4	1,373.2
Other comprehensive loss	—	—	—	(77.5)	(77.5)	—	(77.5)
Stock-based compensation expense	—	64.0	—	—	64.0	—	64.0
Exercise of stock options/vesting of RSUs	—	24.4	—	—	24.4	—	24.4
Sale of common stock	—	8.6	—	—	8.6	—	8.6
Repurchase of common stock	—	(97.0)	(144.1)	—	(241.1)	—	(241.1)
Cash dividends declared, $0.36 per share	—	—	(434.9)	—	(434.9)	—	(434.9)
Net distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance, June 30, 2019	$1.2	$41.1	$(4,013.9)	$(349.0)	$(4,320.6)	$1.6	$(4,319.0)

Balance, April 1, 2018	$1.4	$41.1	$4,635.8	$32.9	$4,711.2	$6.5	$4,717.7
Net earnings/(loss)	—	—	852.5	—	852.5	(0.5)	852.0
Other comprehensive loss	—	—	—	(235.6)	(235.6)	—	(235.6)
Stock-based compensation expense	—	69.4	—	—	69.4	—	69.4
Exercise of stock options/vesting of RSUs	—	14.2	—	—	14.2	—	14.2
Sale of common stock	—	8.6	—	—	8.6	—	8.6
Repurchase of common stock		(92.2)	(847.9)	—	(940.1)	—	(940.1)
Cash dividends declared, $0.36 per share	—	—	(489.5)	—	(489.5)	—	(489.5)
Balance, July 1, 2018	$1.4	$41.1	$4,150.9	$(202.7)	$3,990.7	$6.0	$3,996.7
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Quarters Ended June 30, 2019 and July 1, 2018
(in millions, except per share data, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity	Noncontrolling Interests	Total
Balance, September 30, 2018	$1.3	$41.1	$1,457.4	$(330.3)	$1,169.5	$6.3	$1,175.8
Cumulative effect of adoption of new accounting guidance	—	—	495.6	—	495.6	—	495.6
Net earnings/(loss)	—	—	2,796.4	—	2,796.4	(4.2)	2,792.2
Other comprehensive loss	—	—	—	(18.7)	(18.7)	—	(18.7)
Stock-based compensation expense	—	258.0	—	—	258.0	—	258.0
Exercise of stock options/vesting of RSUs	—	227.4	—	—	227.4	—	227.4
Sale of common stock	—	25.0	—	—	25.0	—	25.0
Repurchase of common stock	(0.1)	(510.4)	(7,443.8)	—	(7,954.3)	—	(7,954.3)
Cash dividends declared, $1.08 per share	—	—	(1,319.5)	—	(1,319.5)	—	(1,319.5)
Net distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance, June 30, 2019	$1.2	$41.1	$(4,013.9)	$(349.0)	$(4,320.6)	$1.6	$(4,319.0)

Balance, October 1, 2017	$1.4	$41.1	$5,563.2	$(155.6)	$5,450.1	$6.9	$5,457.0
Net earnings/(loss)	—	—	3,762.8	—	3,762.8	(0.9)	3,761.9
Other comprehensive loss	—	—	—	(47.1)	(47.1)	—	(47.1)
Stock-based compensation expense	—	187.4	—	—	187.4	—	187.4
Exercise of stock options/vesting of RSUs	—	47.6	—	—	47.6	—	47.6
Sale of common stock	—	23.9	—	—	23.9	—	23.9
Repurchase of common stock	—	(258.9)	(3,852.6)	—	(4,111.5)	—	(4,111.5)
Cash dividends declared, $0.96 per share	—	—	(1,322.5)	—	(1,322.5)	—	(1,322.5)
Balance, July 1, 2018	$1.4	$41.1	$4,150.9	$(202.7)	$3,990.7	$6.0	$3,996.7
See Notes to Condensed Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited condensed consolidated financial statements as of June 30, 2019, and for the quarter and three quarters ended June 30, 2019 and July 1, 2018, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended June 30, 2019 and July 1, 2018 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended June 30, 2019 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2019 (“fiscal 2019”).
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In the third quarter of fiscal 2019, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for hedging relationships. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, expands permissible cash flow hedges on contractually specified components, and simplifies hedge documentation and effectiveness assessments. The adoption of the new guidance did not have a material impact to our financial statements. The presentation and disclosure requirements are being applied prospectively. See Note 4, Derivative Instruments for further discussion.
In the first quarter of fiscal 2019, we adopted the new guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The primary impact of the adoption was an increase to deferred income taxes, net of $227.6 million and a corresponding cumulative adjustment to opening retained earnings at the beginning of fiscal 2019.
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
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement or presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. We will be applying the guidance, as permitted by the alternative method issued by the FASB, at the beginning of our first quarter of fiscal 2020, with optional practical expedients. In preparation for the adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information. We expect this adoption will result in a right-of-use asset and lease liability in the range of approximately $8 billion to $10 billion on our condensed consolidated balance sheets but will likely have an insignificant impact on our condensed consolidated statements of earnings.

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
Licensed Store Revenues
Licensed store revenues consist of product and equipment sales, royalties and other fees paid by licensees using the Starbucks brand. Sales of coffee, tea, food and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in cost of sales including occupancy costs on our condensed consolidated statements of earnings.
We consider pre-opening services, including site evaluation and selection, store architectural/design and development and operational training, to be performance obligations that are separate from the license to operate under the Starbucks brand as these pre-opening services provide distinct value to our licensees, including business and industry insight and knowledge that transfers value apart from the license. Revenues associated with these pre-opening services are recognized upon completion of the related performance obligations, generally when a store is opened. Royalty revenues are recognized based upon a percentage of reported sales, and other continuing fees, such as marketing and service fees, are recognized as the performance obligations are met.
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
Breakage is recognized as company-operated stores and licensed stores revenue within the condensed consolidated statement of earnings. For the quarter and three quarters ended June 30, 2019, we recognized breakage revenue of $28.9 million and $101.2 million in company-operated store revenues and $3.5 million and $12.8 million in licensed store revenues, respectively. Prior to fiscal 2019, breakage was recorded using the remote method and recorded in interest income and other, net. There were no material impacts to the financial results for the quarter and three quarters ended June 30, 2019, respectively, including the change in income statement presentation.
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
Deferred Revenues
In the fourth quarter of fiscal 2018, we licensed the rights to sell and market our products in authorized channels to Nestlé, establishing the Global Coffee Alliance, and received an upfront prepaid royalty. The upfront payment of approximately $7 billion was recorded as deferred revenue as we have continuing performance obligations to support the Global Coffee Alliance, including providing Nestlé access to certain intellectual properties and products for future resale. The upfront payment will be recognized as other revenue on a straight-line basis over the estimated economic life of the arrangement of 40 years. At June 30, 2019, the current and long-term deferred revenue related to the Nestlé upfront payment was $174.0 million and $6.6 billion, respectively.
Additionally, deferred revenues include our unredeemed stored value card liability and unredeemed Stars associated with our loyalty program. The beginning balances of fiscal 2019 current and long-term deferred revenue related to our stored value card and loyalty program were $906.6 million and $64.0 million, respectively. The balance of current and long-term deferred revenue related to our stored value card and loyalty program was $1.1 billion and $73.4 million, respectively, as of June 30, 2019.
Disaggregation of Revenues
Revenues disaggregated by segment, product type and geographic area are disclosed in Note 15, Segment Reporting.

Note 3:	Acquisitions, Divestitures and Strategic Alliance
Fiscal 2019
In the third quarter of fiscal 2019, we sold our company-operated retail business in Thailand to Coffee Concepts Thailand, a joint-venture between Maxim's Caterers Limited and F&N Retail Connection Co. Ltd, converting this operation to a fully licensed market. This transaction resulted in a pre-tax gain of $601.9 million, which was included in net gains resulting from divestiture of certain operations on our condensed consolidated statements of earnings.
In the second quarter of fiscal 2019, we sold our company-operated retail businesses in France and the Netherlands to Alsea, S.A.B. de C.V. converting these operations to fully licensed markets. These transactions did not have a material impact to our condensed consolidated statements of earnings.
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
Concurrently, with the purchase of our East China joint venture, we sold our 50% interest in President Starbucks Coffee Taiwan Limited, our joint venture operations in Taiwan, to UPG for approximately $181.2 million. The transaction resulted in a pre-tax gain of $156.6 million which was included in net gains resulting from divestiture of certain operations on our condensed consolidated statements of earnings.

Note 4:	Derivative Instruments
The following significant accounting policies related to derivative instruments included in our most recent Annual Report on Form 10-K have been restated to reflect the adoption of the new guidance.
We manage our exposure to various risks within our consolidated financial statements according to a market price risk management policy. Under this policy, we may engage in transactions involving various derivative instruments to hedge interest rates, commodity prices and foreign currency-denominated revenue streams, inventory purchases, assets and liabilities and investments in certain foreign operations. In order to manage our exposure to these risks, we use various types of derivative instruments including forward contracts, commodity futures contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. A collar is a strategy that uses a combination of a purchased call option and a sold put option with equal premiums to hedge a portion of anticipated cash flows, or to limit possible gains or losses on an underlying asset or liability to a specific range. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative instruments for speculative purposes.
We record all derivatives on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Excluding interest rate swaps and foreign currency debt, we generally do not enter into derivative instruments with maturities longer than three years. However, we are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of June 30, 2019 and September 30, 2018, we received $5.5 million and $5.4 million, respectively, of cash collateral related to the derivative instruments under collateral security arrangements. As of June 30, 2019 and September 30, 2018, the potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would be a reduction to both derivative assets and liabilities of $4.5 million and $5.5 million, respectively, resulting in net derivative assets of $19.4 million and net derivative liabilities of $21.0 million as of June 30, 2019, and net derivative assets of $29.4 million and net derivative liabilities of $44.5 million as of September 30, 2018.
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
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component of other comprehensive income (“OCI”) and recorded in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on our consolidated statements of earnings.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the transactions are no longer likely to occur, the related accumulated derivative gains or losses are recognized in interest income and other, net or interest expense on our consolidated statements of earnings based on the nature of the underlying transaction.
Net Investment Hedges
For derivative instruments that are designated and qualify as a net investment hedge, the derivative's, or qualifying non-derivative instrument’s, gain or loss is reported as a component of OCI and recorded in AOCI. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the changes in fair value of the derivative instrument and the offsetting changes in fair value of the underlying hedged item due to changes in the hedged risk are recorded in interest income and other, net or interest expense on our consolidated statements of earnings.
Derivatives Not Designated As Hedging Instruments
We also enter into certain foreign currency forward contracts, commodity futures contracts, collars and swaps that are not designated as hedging instruments for accounting purposes. The changes in the fair values of these contracts are immediately recognized in interest income and other, net on our consolidated statements of earnings.
Normal Purchase Normal Sale
We enter into fixed-price and price-to-be-fixed green coffee purchase commitments, which are described further in Note 6, Inventories. For both fixed-price and price-to-be-fixed purchase commitments, we expect to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Since these types of purchase commitments qualify for the normal purchase normal sale exemption, they are not recorded as derivative instruments on our consolidated balance sheets.
Interest Rates
From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements and treasury locks, which are synthetic forward sales of U.S. treasury securities settled in cash based upon the difference between an agreed upon treasury rate and the prevailing treasury rate at settlement. These agreements are cash settled at the time of the pricing of the related debt. Each derivative agreement's gain or loss is recorded in AOCI and is subsequently reclassified to interest expense over the life of the related debt.
To hedge the exposure to changes in the fair value of our fixed-rate debt, we enter into interest rate swap agreements, which are designated as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. Refer to Note 9, Debt, for additional information on our long-term debt.
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, and intercompany borrowing and lending activities. The resulting gains and losses from these derivatives are recorded in AOCI and subsequently reclassified to revenue, cost of sales including occupancy costs, or interest income and other, net, respectively, when the hedged exposures affect net earnings.
From time to time, we enter into forward contracts or use foreign currency-denominated debt to hedge the currency exposure of our net investments in certain international operations. The resulting gains and losses from these derivatives are recorded in

AOCI and are subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
Foreign currency forward and swap contracts not designated as hedging instruments are used to mitigate the foreign exchange risk of certain other balance sheet items. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency-denominated payables and receivables; these gains and losses are recorded in interest income and other, net.
Commodities
Depending on market conditions, we may enter into coffee forward contracts, futures contracts, and collars to hedge a portion of anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 6, Inventories. The resulting gains and losses are recorded in AOCI and are subsequently reclassified to cost of sales including occupancy costs when the hedged exposure affects net earnings.
To mitigate the price uncertainty of a portion of our future purchases, primarily of dairy products, diesel fuel and other commodities, we enter into swap contracts, futures and collars that are not designated as hedging instruments. The resulting gains and losses are recorded in interest income and other, net to help offset price fluctuations on our beverage, food, packaging and transportation costs, which are included in cost of sales including occupancy costs on our consolidated statements of earnings.
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jun 30, 2019	Sep 30, 2018
Cash Flow Hedges:
Interest rates	$3.0	$24.7	$2.4	0
Cross-currency swaps	(3.1)	(12.6)	—	65
Foreign currency - other	6.2	5.8	3.6	36
Coffee	—	(0.2)	—	30
Net Investment Hedges:
Foreign currency	16.0	16.0	—	0
Foreign currency debt	(26.3)	3.6	—	57

Pretax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

		Quarter Ended
	Location of gain/(loss)	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
		Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Cash Flow Hedges:
Interest rates	Interest expense	$5.3	$4.7	$1.1	$1.2
Cross-currency swaps	Interest expense	(5.8)	19.7	0.1	0.1
	Interest income and other, net			(9.9)	18.4
Foreign currency - other	Licensed stores revenues	(2.7)	21.7	2.2	0.5
	Cost of sales including occupancy costs			1.4	(1.3)
Coffee	Cost of sales including occupancy costs	—	(0.1)	—	(0.5)
Net Investment Hedges:
Foreign currency debt		(21.1)	32.4	—	—

		Three Quarters Ended
	Location of gain/(loss)	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings
		Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Cash Flow Hedges:
Interest rates	Interest expense	$(25.3)	$1.5	$3.9	$3.6
Cross-currency swaps	Interest expense	(8.4)	(16.4)	(0.5)	0.5
	Interest income and other, net			(19.7)	(8.6)
Foreign currency - other	Licensed stores revenues	9.0	15.6	4.9	(1.2)
	Cost of sales including occupancy costs			3.6	(4.5)
Coffee	Cost of sales including occupancy costs	—	(0.1)	(0.3)	(7.3)
Net Investment Hedges:
Foreign currency		—	(0.1)	—	—
Foreign currency debt		(40.1)	(11.7)	—	—

Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Three Quarters Ended
		Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$(2.3)	$(1.3)	$(9.7)	$(2.4)
Dairy	Interest income and other, net	0.3	0.1	(1.9)	(1.9)
Diesel fuel and other commodities	Interest income and other, net	(0.8)	2.0	(5.5)	2.9
Fair Value Hedges:
Interest rate swap	Interest expense	15.0	(5.1)	41.2	(28.5)
Long-term debt (hedged item)	Interest expense	(16.3)	5.1	(44.8)	28.5

Notional amounts of outstanding derivative contracts (in millions):

	Jun 30, 2019	Sep 30, 2018
Interest rate swap	$750	$750
Cross-currency swaps	357	434
Foreign currency - other	1,162	914
Coffee	2	—
Dairy	5	16
Diesel fuel and other commodities	24	21

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the condensed consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jun 30, 2019	Sep 30, 2018
Designated Derivative Instruments:
Cross-currency swaps	Other long-term assets	$—	$5.8
Foreign currency - other	Prepaid expenses and other current assets	7.3	9.0
	Other long-term assets	5.7	4.6
Interest rate swap	Other long-term assets	4.6	—
Non-designated Derivative Instruments:
Foreign currency	Prepaid expenses and other current assets	5.8	13.7
Dairy	Prepaid expenses and other current assets	0.1	0.2
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.3	1.6

		Derivative Liabilities
	Balance Sheet Location	Jun 30, 2019	Sep 30, 2018
Designated Derivative Instruments:
Cross-currency swaps	Other long-term liabilities	$11.9	$9.3
Foreign currency - other	Accrued liabilities	2.7	3.6
	Other long-term liabilities	1.7	1.7
Interest rate swap	Other long-term liabilities	—	32.5
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	6.2	2.5
	Other long-term liabilities	0.6	—
Dairy	Accrued liabilities	—	0.1
Diesel fuel and other commodities	Accrued liabilities	2.4	0.3

The following amounts were recorded on the condensed consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jun 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2018
Location on the balance sheet
Long-term debt	$755.8	$711.0	$5.8	$(39.0)

Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 5:	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,763.3	$4,763.3	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.2	—	0.2	—
Corporate debt securities	4.9	—	4.9	—
Mortgage and other asset-backed securities	0.2	—	0.2	—
Total available-for-sale debt securities	5.3	—	5.3	—
Marketable equity securities	66.8	66.8	—	—
Total short-term investments	72.1	66.8	5.3	—
Prepaid expenses and other current assets:
Derivative assets	13.5	0.1	13.4	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	101.6	—	101.6	—
Auction rate securities	5.7	—	—	5.7
U.S. government treasury securities	106.2	106.2	—	—
State and local government obligations	5.0	—	5.0	—
Mortgage and other asset-backed securities	4.1	—	4.1	—
Total long-term investments	222.6	106.2	110.7	5.7
Other long-term assets:
Derivative assets	10.3	—	10.3	—
Total assets	$5,081.8	$4,936.4	$139.7	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$11.3	$0.6	$10.7	$—
Other long-term liabilities:
Derivative liabilities	14.2	—	14.2	—
Total liabilities	$25.5	$0.6	$24.9	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,756.3	$8,756.3	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	8.4	—	8.4	—
Corporate debt securities	91.8	—	91.8	—
Mortgage and other asset-backed securities	6.0	—	6.0	—
Total available-for-sale debt securities	106.2	—	106.2	—
Marketable equity securities	75.3	75.3	—	—
Total short-term investments	181.5	75.3	106.2	—
Prepaid expenses and other current assets:
Derivative assets	24.5	1.2	23.3	—
Long-term investments:
Available-for-sale debt securities
Agency obligations	5.9	—	5.9	—
Corporate debt securities	114.5	—	114.5	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	3.6	—	3.6	—
U.S. government treasury securities	108.1	108.1	—	—
State and local government obligations	4.8	—	4.8	—
Mortgage and other asset-backed securities	24.9	—	24.9	—
Total long-term investments	267.7	108.1	153.7	5.9
Other long-term assets:
Derivative assets	10.4	—	10.4	—
Total assets	$9,240.4	$8,940.9	$293.6	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$6.5	$0.4	$6.1	$—
Other long-term liabilities:
Derivative liabilities	43.5	—	43.5	—
Total liabilities	$50.0	$0.4	$49.6	$—

There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of June 30, 2019 and September 30, 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt. There were no material fair value adjustments during the quarter and three quarters ended June 30, 2019 and July 1, 2018.

Note 6:	Inventories (in millions):

	Jun 30, 2019	Sep 30, 2018
Coffee:
Unroasted	$696.8	$588.6
Roasted	276.4	281.2
Other merchandise held for sale	252.2	273.1
Packaging and other supplies	291.8	257.6
Total	$1,517.2	$1,400.5
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of June 30, 2019, we had committed to purchasing green coffee totaling $925.7 million under fixed-price contracts and an estimated $248.8 million under price-to-be-fixed contracts. As of June 30, 2019, $1.9 million of our price-to-be-fixed contracts were effectively fixed through the use of futures contracts. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.

Note 7:	Supplemental Balance Sheet Information (in millions):

Prepaid Expenses and Other Current Assets

	Jun 30, 2019	Sep 30, 2018
Income tax receivable	$107.5	$955.4
Other prepaid expenses and current assets	484.1	507.4
Total prepaid expenses and current assets	$591.6	$1,462.8

Property, Plant and Equipment, net

	Jun 30, 2019	Sep 30, 2018
Land	$46.8	$46.8
Buildings	679.6	557.3
Leasehold improvements	7,702.6	7,372.8
Store equipment	2,533.9	2,400.2
Roasting equipment	763.0	658.8
Furniture, fixtures and other	1,786.5	1,659.3
Work in progress	342.6	501.9
Property, plant and equipment, gross	13,855.0	13,197.1
Accumulated depreciation	(7,667.2)	(7,268.0)
Property, plant and equipment, net	$6,187.8	$5,929.1

Accrued Liabilities

	Jun 30, 2019	Sep 30, 2018
Accrued compensation and related costs	$636.9	$656.8
Accrued occupancy costs	189.1	164.2
Accrued income and other taxes	1,265.1	286.6
Accrued dividends payable	434.3	445.4
Accrued capital and other operating expenditures	713.3	745.4
Total accrued liabilities	$3,238.7	$2,298.4

Note 8: Other Intangible Assets and Goodwill

Indefinite-lived intangible assets

(in millions)	Jun 30, 2019	Sep 30, 2018
Trade names, trademarks and patents	$202.8	$215.9
Other indefinite-lived intangible assets	—	15.1
Total indefinite-lived intangible assets	$202.8	$231.0

Finite-lived intangible assets

	Jun 30, 2019			Sep 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,102.7	$(496.1)	$606.6	$1,081.7	$(320.1)	$761.6
Acquired trade secrets and processes	27.6	(18.5)	9.1	27.6	(16.5)	11.1
Trade names, trademarks and patents	40.1	(22.0)	18.1	33.0	(19.5)	13.5
Licensing agreements	16.2	(11.6)	4.6	14.3	(5.1)	9.2
Other finite-lived intangible assets	22.7	(10.7)	12.0	25.6	(9.8)	15.8
Total finite-lived intangible assets	$1,209.3	$(558.9)	$650.4	$1,182.2	$(371.0)	$811.2

Amortization expense for finite-lived intangible assets was $55.2 million and $178.4 million for the quarter and three quarters ended June 30, 2019 and $58.6 million and $131.4 million for the quarter and three quarters ended July 1, 2018, respectively.
Estimated future amortization expense as of June 30, 2019 (in millions):

Fiscal Year Ending
2019 (excluding the three quarters ended June 30, 2019)	$55.1
2020	220.4
2021	199.6
2022	166.5
2023	2.6
Thereafter	6.2
Total estimated future amortization expense	$650.4

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	China/Asia Pacific	EMEA	Channel Development	Corporate and Other	Total
Goodwill balance at September 30, 2018	$497.4	$2,986.6	$11.3	$34.7	$11.6	$3,541.6
Acquisition/(divestiture)	—	(5.5)	—	—	—	(5.5)
Impairment	—	—	—	—	(10.5)	(10.5)
Other	(0.4)	39.6	—	—	(0.1)	39.1
Goodwill balance at June 30, 2019	$497.0	$3,020.7	$11.3	$34.7	$1.0	$3,564.7

“Other” primarily consists of changes in the goodwill balance resulting from foreign currency translation.

Note 9:	Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of June 30, 2019, we had no borrowings outstanding under the program.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jun 30, 2019		Sep 30, 2018		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
2018 notes	$—	$—	$350.0	$350	2.000%	2.012%
2020 notes	500.0	499	500.0	490	2.200%	2.228%
2021 notes	500.0	499	500.0	489	2.100%	2.293%
2021 notes	250.0	249	250.0	244	2.100%	1.600%
2022 notes	500.0	506	500.0	486	2.700%	2.819%
2023 notes (2)	750.0	789	750.0	759	3.850%	2.859%
2023 notes	1,000.0	1,024	1,000.0	986	3.100%	3.107%
2024 notes (3)	788.5	791	748.4	743	0.372%	0.462%
2025 notes	1,250.0	1,334	1,250.0	1,249	3.800%	3.721%
2026 notes	500.0	494	500.0	451	2.450%	2.511%
2028 notes	600.0	630	600.0	576	3.500%	3.529%
2028 notes	750.0	815	750.0	754	4.000%	3.958%
2029 notes (4)	1,000.0	1,048	—	—	3.550%	3.871%
2045 notes	350.0	368	350.0	330	4.300%	4.348%
2047 notes	500.0	489	500.0	438	3.750%	3.765%
2048 notes	1,000.0	1,089	1,000.0	977	4.500%	4.504%
2049 notes (4)	1,000.0	1,101	—	—	4.450%	4.433%
Total	11,238.5	11,725	9,548.4	9,322
Aggregate debt issuance costs and unamortized premium/(discount), net	(85.2)		(69.3)
Hedge accounting fair value adjustment (2)	5.8		(39.0)
Total	$11,159.1		$9,440.1

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

(2)
Amount represents the change in fair value due to changes in benchmark interest rates related to our 2023 notes. Refer to Note 4, Derivative Instruments, for additional information on our interest rate swap designated as a fair value hedge.

(3)	Japanese yen-denominated long-term debt.

(4)	Issued in May 2019.
The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 30, 2019, we were in compliance with all applicable covenants.

The following table summarizes our long-term debt maturities as of June 30, 2019 by fiscal year (in millions):

Fiscal Year	Total
2020	$—
2021	1,250.0
2022	500.0
2023	1,000.0
2024	1,538.5
Thereafter	6,950.0
Total	$11,238.5

Note 10:	Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 30, 2019
Net gains/(losses) in AOCI, beginning of period	$0.1	$4.3	$5.5	$(281.4)	$(271.5)
Net gains/(losses) recognized in OCI before reclassifications	2.9	(2.6)	(15.8)	(64.9)	(80.4)
Net (gains)/losses reclassified from AOCI to earnings	0.2	4.4	—	(1.7)	2.9
Other comprehensive income/(loss) attributable to Starbucks	3.1	1.8	(15.8)	(66.6)	(77.5)
Net gains/(losses) in AOCI, end of period	$3.2	$6.1	$(10.3)	$(348.0)	$(349.0)

July 1, 2018
Net gains/(losses) in AOCI, beginning of period	$(5.0)	$(10.7)	$(19.1)	$67.7	$32.9
Net gains/(losses) recognized in OCI before reclassifications	(0.4)	35.6	24.1	(280.6)	(221.3)
Net (gains)/losses reclassified from AOCI to earnings	0.6	(14.9)	—	—	(14.3)
Other comprehensive income/(loss) attributable to Starbucks	0.2	20.7	24.1	(280.6)	(235.6)
Net gains/(losses) in AOCI, end of period	$(4.8)	$10.0	$5.0	$(212.9)	$(202.7)

Three Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 30, 2019
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	7.5	(18.8)	(29.9)	16.4	(24.8)
Net (gains)/losses reclassified from AOCI to earnings	0.6	7.2	—	(1.7)	6.1
Other comprehensive income/(loss) attributable to Starbucks	8.1	(11.6)	(29.9)	14.7	(18.7)
Net gains/(losses) in AOCI, end of period	$3.2	$6.1	$(10.3)	$(348.0)	$(349.0)

July 1, 2018
Net gains/(losses) in AOCI, beginning of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)
Net gains/(losses) recognized in OCI before reclassifications	(4.7)	(0.6)	(9.0)	(66.8)	(81.1)
Net (gains)/losses reclassified from AOCI to earnings	2.4	14.7	—	16.9	34.0
Other comprehensive income/(loss) attributable to Starbucks	(2.3)	14.1	(9.0)	(49.9)	(47.1)
Net gains/(losses) in AOCI, end of period	$(4.8)	$10.0	$5.0	$(212.9)	$(202.7)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 30, 2019	Jul 1, 2018
Gains/(losses) on available-for-sale debt securities	$0.2	$(0.9)	Interest income and other, net
Gains/(losses) on cash flow hedges	(5.1)	18.4	Please refer to Note 4, Derivative Instruments for additional information.
Translation adjustment
Thailand	1.7	—	Net gain resulting from divestiture of certain operations
	(3.2)	17.5	Total before tax
	0.3	(3.2)	Tax (expense)/benefit
	$(2.9)	$14.3	Net of tax
Three Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 30, 2019	Jul 1, 2018
Gains/(losses) on available-for-sale debt securities	$0.9	$(3.3)	Interest income and other, net
Gains/(losses) on cash flow hedges	(8.1)	(17.5)	Please refer to Note 4, Derivative Instruments for additional information.
Translation adjustment
Brazil	—	(24.1)	Net gain resulting from divestiture of certain operations
East China joint venture	—	7.2	Gain resulting from acquisition of joint venture
Taiwan joint venture	—	1.4	Net gain resulting from divestiture of certain operations
Thailand	1.7	—	Net gain resulting from divestiture of certain operations
Other	—	(1.7)	Interest income and other, net
	(5.5)	(38.0)	Total before tax
	(0.6)	4.0	Tax (expense)/benefit
	$(6.1)	$(34.0)	Net of tax

In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 30, 2019.
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
In March 2019, we entered into ASR agreements with third-party financial institutions totaling $2.0 billion, effective March 22, 2019. We made a $2.0 billion upfront payment to the financial institutions and received an initial delivery of 22.2 million shares. In June 2019, we received an additional 3.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $76.50.
Outside of the ASR agreements noted above, we repurchased 13.1 million shares of common stock for $954.3 million on the open market during the three quarters ended June 30, 2019. In connection with the ASR agreements and other open market transactions, we repurchased 116.1 million shares of common stock at a total cost of $8.0 billion for the three quarters ended June 30, 2019. During the same period of fiscal 2018, we repurchased 73.0 million shares at a total cost of $4.1 billion. In the first quarter 2019, we announced that our Board of Directors approved an increase of 120 million shares to our ongoing share repurchase program. As of June 30, 2019, 52.7 million shares remained available for repurchase under current authorizations.

During the third quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend to shareholders of $0.36 per share to be paid on August 23, 2019 to shareholders of record as of the close of business on August 8, 2019.

Note 11:	Employee Stock Plans
As of June 30, 2019, there were 51.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 12.4 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Options	$2.4	$2.0	$17.9	$23.2
Restricted Stock Units (“RSUs”)	60.9	66.4	237.5	161.7
Total stock-based compensation expense	$63.3	$68.4	$255.4	$184.9

Stock option and RSU transactions from September 30, 2018 through June 30, 2019 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 30, 2018	27.3	11.2
Granted	0.5	4.5
Options exercised/RSUs vested	(10.2)	(4.4)
Forfeited/expired	(0.9)	(1.9)
Options outstanding/Nonvested RSUs, June 30, 2019	16.7	9.4
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 30, 2019	$6.4	$215.2

Note 12:	Income Taxes
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
In the first quarter of fiscal 2019, we revised our indefinite reinvestment assertions for prior years' earnings from certain foreign subsidiaries. This change did not have a material impact to our financial results. In foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between the accounting basis and tax basis was approximately $1.3 billion at December 30, 2018, for which there could be up to approximately $300 million of unrecognized tax liability.
During the third quarter of fiscal 2019, we sold our company-operated retail business in Thailand. The effective income tax rate on this transaction was approximately 13%, which contributed to the reduction of our estimated annual effective tax rate.
While the Tax Act provides for a modified territorial tax system, global intangible low-taxed income (“GILTI”) provisions are applied providing an incremental tax on foreign income. We have made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

Note 13:	Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Net earnings attributable to Starbucks	$1,372.8	$852.5	$2,796.4	$3,762.8
Weighted average common shares outstanding (for basic calculation)	1,211.0	1,377.1	1,230.8	1,397.7
Dilutive effect of outstanding common stock options and RSUs	12.0	11.4	11.6	12.2
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,223.0	1,388.5	1,242.4	1,409.9
EPS — basic	$1.13	$0.62	$2.27	$2.69
EPS — diluted	$1.12	$0.61	$2.25	$2.67

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and nonvested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. As of June 30, 2019, we had no out-of-the-money stock options, compared to 7.9 million as of July 1, 2018.

Note 14:	Commitments and Contingencies
Legal Proceedings
On April 13, 2010, an organization named Council for Education and Research on Toxics (“Plaintiff”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and certain other defendants who manufacture, package, distribute or sell brewed coffee. The lawsuit is Council for Education and Research on Toxics v. Starbucks Corporation, et al. On May 9, 2011, the Plaintiff filed an additional lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and additional defendants who manufacture, package, distribute or sell packaged coffee. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al.. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the great majority of the coffee industry in California. Plaintiff alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65. Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of two thousand five hundred dollars per day per violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
The Company, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On May 7, 2018, the trial court issued a ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. On June 22, 2018, the California Office of Environmental Health Hazard Assessment (OEHHA) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The case was set to proceed to a third phase trial on damages, remedies and attorneys' fees on October 15, 2018. However, on October 12, 2018, the California Court of Appeal granted the defendants request for a stay of the Phase 3 trial.
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation will be effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference before the trial judge to discuss the motions that each party intends to bring is scheduled for August 23, 2019. At this stage of the proceedings, Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible. Accordingly, no loss contingency was recorded for this matter.

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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Three Quarters Ended
	Jun 30, 2019		Jul 1, 2018(1)		Jun 30, 2019		Jul 1, 2018(1)
Beverage	$4,122.1	60%	$3,766.2	60%	$11,814.2	60%	$10,705.2	58%
Food	1,220.3	18%	1,132.6	18%	3,566.1	18%	3,242.8	18%
Other(2)	1,480.6	22%	1,411.5	22%	4,381.3	22%	4,467.9	24%
Total	$6,823.0	100%	$6,310.3	100%	$19,761.6	100%	$18,415.9	100%
(1) Prior period amounts have not been restated for the revenue recognition adoption and continue to be reported under accounting standards in effect for that period.
(2) “Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, serveware, and ready-to-drink beverages, among other items.
The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	Corporate and Other	Total
June 30, 2019
Total net revenues	$4,671.8	$1,336.9	$231.7	$533.3	$49.3	$6,823.0
Depreciation and amortization expenses	173.2	118.9	5.4	0.2	45.4	343.1
Income from equity investees	—	27.2	—	48.8	—	76.0
Operating income/(loss)	1,067.1	269.8	16.6	181.9	(414.1)	1,121.3

July 1, 2018
Total net revenues(1)	$4,224.0	$1,229.0	$261.7	$567.4	$28.2	$6,310.3
Depreciation and amortization expenses	159.3	120.7	8.0	0.2	41.8	330.0
Income from equity investees	—	23.5	—	47.9	—	71.4
Operating income/(loss)	906.8	234.1	29.2	232.8	(364.7)	1,038.2
(1) Prior period amounts have not been restated for the revenue recognition adoption and continue to be reported under the accounting standards in effect for that period.
Three Quarters Ended

	Americas	China/ Asia Pacific	EMEA	Channel Development	Corporate and Other	Total
June 30, 2019
Total net revenues	$13,583.8	$3,853.4	$725.6	$1,484.5	$114.3	$19,761.6
Depreciation and amortization expenses	509.6	357.2	20.1	12.6	133.0	1,032.5
Income from equity investees	—	75.7	—	130.4	—	206.1
Operating income/(loss)	2,978.0	722.9	40.8	506.6	(1,253.7)	2,994.6

July 1, 2018
Total net revenues(1)	$12,478.0	$3,259.1	$780.8	$1,758.0	$140.0	$18,415.9
Depreciation and amortization expenses	477.7	296.0	23.5	1.2	122.0	920.4
Income from equity investees	—	91.0	—	122.5	—	213.5
Operating income/(loss)	2,685.9	635.4	50.6	736.2	(1,181.2)	2,926.9

(1) Prior period amounts have not been restated for the revenue recognition adoption and continue to be reported under the accounting standards in effect for that period.

Lease exit costs associated with our restructuring efforts, primarily related to the closure of TeavanaTM/MC retail stores and certain Starbucks® company-operated stores, are recognized concurrently with actual store closures. These expenses are primarily recorded within Corporate and Other and Americas. Total lease exit costs are expected to be approximately $195.1 million of which $18.5 million and $47.5 million were recorded within restructuring and impairments on the consolidated statement of earnings in the quarter and three quarters ended June 30, 2019, respectively. In fiscal year 2018, $1.5 million and $119.0 million of lease exit costs were recorded within restructuring and impairments in the quarter and three quarters ended July 1, 2018, respectively. Previous lease exit costs recorded within restructuring expenses for fiscal 2018 and 2017 totaled $135.0 million.

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

Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 80 markets around the world. As of June 30, 2019, Starbucks had over 30,000 company-operated and licensed stores, an increase of 7% from the prior year. Additionally, we sell a variety of consumer-packaged goods, or CPG, primarily through the Global Coffee Alliance established with Nestlé in August 2018 and other partnerships and joint ventures. Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. Comparable store sales represent company-operated stores open for 13 months or longer and exclude the impact of foreign currency translation. During the quarter ended June 30, 2019, our global comparable store sales grew 6%.
Starbucks results for the third quarter of fiscal 2019 reflect the impacts of certain restructuring and streamlining efforts, initiated during the fourth quarter of fiscal 2017, to focus on accelerating growth in high-returning businesses and the conversion of several market operations, such as Thailand, France and the Netherlands, to fully licensed models. These efforts also include licensing our CPG and Foodservice businesses to Nestlé.
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
Comparable Store Sales
Starbucks comparable store sales for the third quarter of fiscal 2019:

	Quarter Ended Jun 30, 2019			Three Quarters Ended Jun 30, 2019
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	6%	3%	3%	4%	1%	3%
Americas	7%	3%	4%	5%	1%	4%
China/Asia Pacific	5%	2%	3%	3%	1%	3%
EMEA(1)	3%	—%	3%	1%	—%	2%
(1) Company-operated stores represent 11% of the EMEA segment store portfolio as of June 30, 2019.
Refer to our Quarterly Store Data, also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.

Results of Operations (in millions)
Revenues

	Quarter Ended				Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	$ Change	% Change	Jun 30, 2019	Jul 1, 2018	$ Change	% Change
Company-operated stores	$5,535.0	$5,060.4	$474.6	9.4%	$16,064.3	$14,630.3	$1,434.0	9.8%
Licensed stores	725.0	660.6	64.4	9.7	2,140.3	1,968.6	171.7	8.7
Other	563.0	589.3	(26.3)	(4.5)	1,557.0	1,817.0	(260.0)	(14.3)
Total net revenues	$6,823.0	$6,310.3	$512.7	8.1%	$19,761.6	$18,415.9	$1,345.7	7.3%
Quarter ended June 30, 2019 compared with quarter ended July 1, 2018
Total net revenues for the third quarter of fiscal 2019 increased $513 million, primarily due to increased revenues from company-operated stores ($475 million). The growth in company-operated store revenues was driven by a 6% increase in comparable store sales ($301 million) and incremental revenues from 885 net new Starbucks® company-operated store openings, or a 6% increase, over the past 12 months ($249 million). Partially offsetting these increases was unfavorable foreign currency translation ($72 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($64 million), driven by increased product and equipment sales to and royalty revenues from our licensees ($58 million), primarily resulting from the opening of 1,036 net new Starbucks® licensed stores, or an 8% increase, over the past 12 months.
Other revenues decreased $26 million, primarily due to licensing our CPG and Foodservice businesses to Nestlé, which we expect will remain the trend through fiscal 2019.
Three quarters ended June 30, 2019 compared with three quarters ended July 1, 2018
Total net revenues for the first three quarters of fiscal 2019 increased $1.3 billion, primarily due to increased revenues from company-operated stores ($1.4 billion). The growth in company-operated store revenues was primarily driven by incremental revenues from net new store openings over the past 12 months ($731 million) and a 4% increase in comparable store sales ($625 million), attributable to a 3% increase in average ticket. Partially offsetting these increases was unfavorable foreign currency translation ($176 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($172 million), driven by increased product and equipment sales to and royalty revenues from our licensees ($189 million), primarily resulting from growth in Starbucks® licensed stores over the past 12 months. Partially offsetting this increase was unfavorable foreign currency translation ($33 million).
Other revenues decreased $260 million, primarily due to licensing our CPG and Foodservice businesses to Nestlé, which we expect will remain the trend through fiscal 2019.

Operating Expenses

	Quarter Ended					Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018
				As a % of Total Net Revenues					As a % of Total Net Revenues
Cost of sales including occupancy costs	$2,808.6	$2,553.4	$255.2	41.2%	40.5%	$8,171.1	$7,569.8	$601.3	41.3%	41.1%
Store operating expenses	2,018.5	1,825.0	193.5	29.6	28.9	5,961.2	5,351.6	609.6	30.2	29.1
Other operating expenses	89.6	132.3	(42.7)	1.3	2.1	265.2	382.5	(117.3)	1.3	2.1
Depreciation and amortization expenses	343.1	330.0	13.1	5.0	5.2	1,032.5	920.4	112.1	5.2	5.0
General and administrative expenses	480.2	485.9	(5.7)	7.0	7.7	1,419.2	1,299.0	120.2	7.2	7.1
Restructuring and impairments	37.7	16.9	20.8	0.6	0.3	123.9	179.2	(55.3)	0.6	1.0
Total operating expenses	5,777.7	5,343.5	434.2	84.7	84.7	16,973.1	15,702.5	1,270.6	85.9	85.3
Income from equity investees	76.0	71.4	4.6	1.1	1.1	206.1	213.5	(7.4)	1.0	1.2
Operating income	$1,121.3	$1,038.2	$83.1	16.4%	16.5%	$2,994.6	$2,926.9	$67.7	15.2%	15.9%
Store operating expenses as a % of company-operated store revenues				36.5%	36.1%				37.1%	36.6%
Quarter ended June 30, 2019 compared with quarter ended July 1, 2018
Cost of sales including occupancy costs as a percentage of total net revenues increased 70 basis points for the third quarter of fiscal 2019, primarily due to licensing our CPG and Foodservice businesses to Nestlé (approximately 130 basis points), product mix shift (approximately 40 basis points) and higher inventory reserves (approximately 30 basis points). These increases were partially offset by sales leverage and cost savings initiatives (approximately 100 basis points).
Store operating expenses as a percentage of total net revenues increased 70 basis points for the third quarter of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 40 basis points, primarily due to increased partner investments and growth in wages and benefits (approximately 80 basis points), largely in the Americas segment. This increase was partially offset by sales leverage and the adoption of new revenue recognition guidance on stored value card breakage.
Other operating expenses decreased $43 million for the third quarter of fiscal 2019, primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé ($48 million).
General and administrative expenses decreased $6 million, primarily due to lapping the prior year May 29th anti-bias training costs, partially offset by higher performance-based compensation.
Restructuring and impairment expenses increased $21 million, primarily due to higher exit costs associated with the closure of certain company-operated stores ($17 million) and severance costs ($9 million), partially offset by lower asset impairments associated with the decision to close certain company-operated stores in U.S. and Canada ($11 million).
Income from equity investees increased $5 million, primarily due to improved comparable store sales from our CAP joint venture operations in South Korea and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 10 basis points for the third quarter of fiscal 2019.
Three quarters ended June 30, 2019 compared with three quarters ended July 1, 2018
Cost of sales including occupancy costs as a percentage of total net revenues increased 20 basis points for the first three quarters of fiscal 2019, primarily due to licensing our CPG and Foodservice businesses to Nestlé (approximately 90 basis points), partially offset by cost savings initiatives (approximately 70 basis points).
Store operating expenses as a percentage of total net revenues increased 110 basis points for the first three quarters of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 50 basis points, primarily driven by increased investments in our store partners that are funded by savings from the Tax Act and growth in wages and benefits (approximately 90 basis points), largely in the Americas segment. This was partially offset by sales leverage and the impact of the adoption of new revenue recognition guidance on stored value card breakage.
Other operating expenses decreased $117 million for the first three quarters of fiscal 2019, primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé.
General and administrative expenses increased $120 million, primarily driven by higher performance-based compensation and the U.S. stock award, which was granted in the third quarter of fiscal 2018, was funded by savings from the Tax Act and vested in the third quarter of fiscal 2019.
Restructuring and impairment expenses decreased $55 million, primarily due to lower restructuring and impairment costs related to our strategy to close TeavanaTM/MC retail stores ($131 million) and lower impairments related to our Switzerland retail market ($18 million), partially offset by higher exit costs associated with the closure of certain Starbucks® company-operated stores ($43 million) and severance costs ($42 million).
Income from equity investees decreased $7 million, primarily due to the impact of our ownership change in East China. This decrease was partially offset by improved comparable store sales from our CAP joint venture operations in South Korea and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 70 basis points for the first three quarters of fiscal 2019.

Other Income and Expenses

	Quarter Ended					Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$1,121.3	$1,038.2	$83.1	16.4%	16.5%	$2,994.6	$2,926.9	$67.7	15.2%	15.9%
Gain resulting from acquisition of joint venture	—	2.5	(2.5)	—	—	—	1,376.4	(1,376.4)	—	7.5
Net gain resulting from divestiture of certain operations	601.8	—	601.8	8.8	—	622.8	496.3	126.5	3.2	2.7
Interest income and other, net	40.2	31.5	8.7	0.6	0.5	80.2	155.2	(75.0)	0.4	0.8
Interest expense	(86.4)	(45.4)	(41.0)	(1.3)	(0.7)	(235.3)	(106.4)	(128.9)	(1.2)	(0.6)
Earnings before income taxes	1,676.9	1,026.8	650.1	24.6	16.3	3,462.3	4,848.4	(1,386.1)	17.5	26.3
Income tax expense	303.7	174.8	128.9	4.5	2.8	670.1	1,086.5	(416.4)	3.4	5.9
Net earnings including noncontrolling interests	1,373.2	852.0	521.2	20.1	13.5	2,792.2	3,761.9	(969.7)	14.1	20.4
Net earnings/(loss) attributable to noncontrolling interests	0.4	(0.5)	0.9	—	—	(4.2)	(0.9)	(3.3)	—	—
Net earnings attributable to Starbucks	$1,372.8	$852.5	$520.3	20.1%	13.5%	$2,796.4	$3,762.8	$(966.4)	14.2%	20.4%
Effective tax rate including noncontrolling interests				18.1%	17.0%				19.4%	22.4%
Quarter ended June 30, 2019 compared with quarter ended July 1, 2018
Interest income and other, net increased $9 million, primarily due to the gain on the sale of a non-operating asset. This increase was offset by the adoption of the new revenue recognition guidance on a prospective basis, which required estimated breakage on unredeemed stored value cards to be recorded as revenue. We recorded breakage in interest income and other, net in the prior year.
Interest expense increased $41 million primarily related to additional interest incurred on long-term debt issued in August 2018 and May 2019.
The effective tax rate for the quarter ended June 30, 2019 was 18.1% compared to 17.0% for the same quarter in fiscal 2018. The increase was primarily due to lapping the gain on the purchase of East China joint venture that was not subject to income tax (approximately 610 basis points) and lapping the transition tax on our accumulated undistributed foreign earnings and remeasurement of our deferred tax liabilities (approximately 50 basis points), partially offset by the lower corporate tax rate as a result of the Tax Act (approximately 350 basis points) and the tax impacts of the gain on the sale of our Thailand retail operations (approximately 270 basis points).
Three quarters ended June 30, 2019 compared with three quarters ended July 1, 2018
Interest income and other, net decreased $75 million primarily due to the adoption of the new revenue recognition guidance on a prospective basis, which required estimated breakage on unredeemed stored value cards to be recorded as revenue. We recorded stored value card breakage in interest income and other, net in the prior year.
Interest expense increased $129 million primarily related to additional interest incurred on long-term debt issued in November 2017, March 2018, August 2018, and May 2019.
The effective tax rate for the three quarters ended June 30, 2019 was 19.4% compared to 22.4% for the same period in fiscal 2018. The decrease was primarily due to the lower corporate tax rate as a result of the Tax Act (approximately 350 basis points), lapping the transition tax on our accumulated undistributed foreign earnings and remeasurement of our deferred tax liabilities (approximately 340 basis points), stock-based compensation excess tax benefit (approximately 150 basis points), the release of income tax reserves related to the settlement of a U.S. tax examination and the expiration of statute of limitations (approximately 150 basis points) and the tax impacts of the gain on the sale of our Thailand retail operations (approximately 130 basis points). These favorable impacts were partially offset by lapping the gain on the purchase of our East China joint venture that was not subject to income tax (approximately 570 basis points) and the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries during the first quarter of fiscal 2019 (approximately 220 basis points).
Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended					Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018
				As a % of Americas Total Net Revenues					As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$4,172.9	$3,768.5	$404.4	89.3%	89.2%	$12,100.1	$11,120.5	$979.6	89.1%	89.1%
Licensed stores	496.3	452.0	44.3	10.6	10.7	1,474.0	1,348.0	126.0	10.9	10.8
Other	2.6	3.5	(0.9)	0.1	0.1	9.7	9.5	0.2	0.1	0.1
Total net revenues	4,671.8	4,224.0	447.8	100.0	100.0	13,583.8	12,478.0	1,105.8	100.0	100.0
Cost of sales including occupancy costs	1,700.8	1,570.8	130.0	36.4	37.2	5,002.2	4,694.9	307.3	36.8	37.6
Store operating expenses	1,615.6	1,447.6	168.0	34.6	34.3	4,741.6	4,292.9	448.7	34.9	34.4
Other operating expenses	41.3	36.7	4.6	0.9	0.9	124.2	109.2	15.0	0.9	0.9
Depreciation and amortization expenses	173.2	159.3	13.9	3.7	3.8	509.6	477.7	31.9	3.8	3.8
General and administrative expenses	58.7	84.4	(25.7)	1.3	2.0	172.0	196.4	(24.4)	1.3	1.6
Restructuring and impairments	15.1	18.4	(3.3)	0.3	0.4	56.2	21.0	35.2	0.4	0.2
Total operating expenses	3,604.7	3,317.2	287.5	77.2	78.5	10,605.8	9,792.1	813.7	78.1	78.5
Operating income	$1,067.1	$906.8	$160.3	22.8%	21.5%	$2,978.0	$2,685.9	$292.1	21.9%	21.5%
Store operating expenses as a % of company-operated store revenues				38.7%	38.4%				39.2%	38.6%
Quarter ended June 30, 2019 compared with quarter ended July 1, 2018
Revenues
Americas total net revenues for the third quarter of fiscal 2019 increased $448 million, or 11%, primarily driven by a 7% increase in comparable store sales ($244 million) and 259 net new Starbucks® company-operated store openings, or a 3% increase, over the past 12 months ($138 million). Also contributing were higher product sales to and royalty revenues from our licensees ($43 million), primarily resulting from the opening of 382 net new Starbucks® licensed stores, or a 5% increase, over the past 12 months and the impact of the adoption of revenue recognition guidance on stored value card breakage ($27 million).

Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points for the third quarter of fiscal 2019, primarily driven by cost savings initiatives (approximately 110 basis points) and sales leverage, partially offset by higher inventory reserves (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 30 basis points for the third quarter of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 30 basis points, primarily driven by growth in wages (approximately 90 basis points), partially offset by sales leverage and the impact of the adoption of new revenue recognition guidance on stored value card breakage.
Other operating expenses increased $5 million for the third quarter of fiscal 2019, primarily due to lapping the receipt of a favorable settlement in the third quarter of fiscal 2018.
General and administrative expenses decreased $26 million, primarily due to lapping the prior year May 29th anti-bias training costs.
Restructuring and impairment expenses decreased $3 million, primarily due to lower asset impairments in the U.S. and Canada ($11 million), partially offset by higher exit costs associated with the closure of certain company-operated stores in the U.S. and Canada.
The combination of these changes resulted in an overall increase in operating margin of 130 basis points for the third quarter of fiscal 2019.
Three quarters ended June 30, 2019 compared with three quarters ended July 1, 2018
Revenues
Americas total net revenues for the first three quarters of fiscal 2019 increased $1.1 billion, or 9%, primarily driven by a 5% increase in comparable store sales ($526 million) and growth in Starbucks® company-operated stores over the past 12 months ($434 million). Also contributing were higher product sales to and royalty revenues from our licensees ($123 million), primarily resulting from growth in Starbucks® licensed stores over the past 12 months and the impact of the adoption of revenue recognition guidance on stored value card breakage ($97 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 80 basis points for the first three quarters of fiscal 2019, primarily due to cost savings initiatives (approximately 70 basis points).
Store operating expenses as a percentage of total net revenues increased 50 basis points for the first three quarters of fiscal 2019. Store operating expenses as a percentage of company-operated store revenues increased 60 basis points, primarily driven by higher investments in our store partners largely funded by savings from the Tax Act and growth in wages and benefits (approximately 130 basis points), partially offset by sales leverage and the impact of the adoption of new revenue recognition guidance on stored value card breakage.
Other operating expenses increased $15 million for the first three quarters of fiscal 2019, primarily due to lapping prior year favorable settlements, including the Target Canada store closure settlement.
General and administrative expenses decreased $24 million, primarily due to lapping the prior year May 29th anti-bias training costs.
Restructuring and impairment expenses increased $35 million, primarily due to higher exit costs associated with the closure of certain company-operated stores in the U.S. and Canada ($26 million) and headcount-related restructuring costs ($7 million).
The combination of these changes resulted in an overall increase in operating margin of 40 basis points for the first three quarters of fiscal 2019.

China/Asia Pacific

	Quarter Ended					Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018
				As a % of CAP Total Net Revenues					As a % of CAP Total Net Revenues
Net revenues:
Company-operated stores	$1,229.8	$1,136.5	$93.3	92.0%	92.5%	$3,539.7	$2,977.6	$562.1	91.9%	91.4%
Licensed stores	103.8	90.1	13.7	7.8	7.3	303.1	272.8	30.3	7.9	8.4
Other	3.3	2.4	0.9	0.2	0.2	10.6	8.7	1.9	0.3	0.3
Total net revenues	1,336.9	1,229.0	107.9	100.0	100.0	3,853.4	3,259.1	594.3	100.0	100.0
Cost of sales including occupancy costs	548.7	505.4	43.3	41.0	41.1	1,620.9	1,388.9	232.0	42.1	42.6
Store operating expenses	347.9	310.2	37.7	26.0	25.2	1,020.8	835.3	185.5	26.5	25.6
Other operating expenses	4.7	4.4	0.3	0.4	0.4	17.8	18.7	(0.9)	0.5	0.6
Depreciation and amortization expenses	118.9	120.7	(1.8)	8.9	9.8	357.2	296.0	61.2	9.3	9.1
General and administrative expenses	74.1	77.7	(3.6)	5.5	6.3	188.9	175.8	13.1	4.9	5.4
Restructuring and impairments	—	—	—	—	—	0.6	—	0.6	—	—
Total operating expenses	1,094.3	1,018.4	75.9	81.9	82.9	3,206.2	2,714.7	491.5	83.2	83.3
Income from equity investees	27.2	23.5	3.7	2.0	1.9	75.7	91.0	(15.3)	2.0	2.8
Operating income	$269.8	$234.1	$35.7	20.2%	19.0%	$722.9	$635.4	$87.5	18.8%	19.5%
Store operating expenses as a % of company-operated store revenues				28.3%	27.3%				28.8%	28.1%
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
Quarter ended June 30, 2019 compared with quarter ended July 1, 2018
Revenues
CAP total net revenues for the third quarter of fiscal 2019 increased $108 million, or 9%, primarily driven by 664 net new Starbucks® company-operated store openings, or a 13% increase, over the past 12 months ($112 million), a 5% increase in comparable store sales ($53 million) and increased product sales to and royalty revenues from licensees ($6 million), primarily resulting from the opening of 330 net new licensed stores, or a 10% increase, over the past 12 months. These increases were partially offset by unfavorable foreign currency translation ($55 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 10 basis points for the third quarter of fiscal 2019, primarily driven by sales leverage and cost savings initiatives, partially offset by product mix shift (approximately 70 basis points).
Store operating expenses as a percentage of total net revenues increased 80 basis points for the third quarter of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses increased 100 basis points, primarily driven by incremental investments, primarily in China, to support store growth and strategic initiatives and growth in wages and benefits.

Depreciation and amortization expenses as a percentage of total net revenues decreased 90 basis points, primarily due to sales leverage, mostly associated with new stores in China.
Income from equity investees increased $4 million, primarily due to improved comparable store sales and new store growth in our joint venture operations in South Korea.
The combination of these changes resulted in an overall increase in operating margin of 120 basis points for the third quarter of fiscal 2019.
Three quarters ended June 30, 2019 compared with three quarters ended July 1, 2018
Revenues
CAP total net revenues for the first three quarters of fiscal 2019 increased $594 million, or 18%, primarily driven by growth in Starbucks® company-operated stores over the past 12 months ($297 million), the ownership change in East China ($280 million), a 3% increase in comparable store sales ($95 million) and increased product sales to and royalty revenues from licensees ($30 million), primarily resulting from growth in Starbucks® licensed stores over the past 12 months. These increases were partially offset by unfavorable foreign currency translation ($122 million).
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 50 basis points for the first three quarters of fiscal 2019, primarily driven by cost savings initiatives.
Store operating expenses as a percentage of total net revenues increased 90 basis points for the first three quarters of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses increased 70 basis points, primarily driven by incremental investments, primarily in China, to support store growth and strategic initiatives.
Depreciation and amortization expenses as a percentage of total net revenues increased 20 basis points, primarily due to the ownership change in East China (approximately 90 basis points), partially offset by sales leverage, mostly associated with new stores in China (approximately 40 basis points).
Income from equity investees decreased $15 million, primarily due to the impact of our ownership change in East China.
The combination of these changes resulted in an overall decrease in operating margin of 70 basis points for the first three quarters of fiscal 2019.

EMEA

	Quarter Ended					Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018
				As a % of EMEA Total Net Revenues					As a % of EMEA Total Net Revenues
Net revenues:
Company-operated stores	$106.4	$142.9	$(36.5)	45.9%	54.6%	$361.1	$433.1	$(72.0)	49.8%	55.5%
Licensed stores	124.9	118.5	6.4	53.9	45.3	363.2	346.7	16.5	50.1	44.4
Other	0.4	0.3	0.1	0.2	0.1	1.3	1.0	0.3	0.2	0.1
Total net revenues	231.7	261.7	(30.0)	100.0	100.0	725.6	780.8	(55.2)	100.0	100.0
Cost of sales including occupancy costs	123.3	137.2	(13.9)	53.2	52.4	380.8	420.7	(39.9)	52.5	53.9
Store operating expenses	38.9	58.0	(19.1)	16.8	22.2	142.2	170.4	(28.2)	19.6	21.8
Other operating expenses	17.7	14.3	3.4	7.6	5.5	54.0	47.0	7.0	7.4	6.0
Depreciation and amortization expenses	5.4	8.0	(2.6)	2.3	3.1	20.1	23.5	(3.4)	2.8	3.0
General and administrative expenses	13.2	15.0	(1.8)	5.7	5.7	41.1	40.1	1.0	5.7	5.1
Restructuring and impairments	16.6	—	16.6	7.2	—	46.6	28.5	18.1	6.4	3.7
Total operating expenses	215.1	232.5	(17.4)	92.8	88.8	684.8	730.2	(45.4)	94.4	93.5
Operating income	$16.6	$29.2	$(12.6)	7.2%	11.2%	$40.8	$50.6	$(9.8)	5.6%	6.5%
Store operating expenses as a % of company-operated store revenues				36.6%	40.6%				39.4%	39.3%
Quarter ended June 30, 2019 compared with quarter ended July 1, 2018
Revenues
EMEA total net revenues decreased $30 million, or 11%, for the third quarter of fiscal 2019, primarily driven by the conversions of our France and the Netherlands retail businesses to fully licensed operations during the second quarter of fiscal 2019 ($22 million) and unfavorable currency translation ($15 million). These decreases were partially offset by increased product sales to and royalty revenues from our licensees ($9 million), primarily resulting from the opening of 324 net new Starbucks® licensed stores, or a 12% increase, over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues increased 80 basis points for the third quarter of fiscal 2019, primarily due to lapping the prior year favorable foreign currency impact on cost of sales.
Store operating expenses as a percentage of total net revenues decreased 540 basis points for the third quarter of fiscal 2019. As a percentage of company-operated store revenues, store operating expenses decreased 400 basis points, primarily due to the continued shift in portfolio towards more licensed stores, which includes the conversion of our France and the Netherlands retail businesses to fully licensed operations during the second quarter of fiscal 2019 and the closure of certain company-operated stores (approximately 310 basis points), and lapping prior year store asset impairments (approximately 150 basis points).
Depreciation and amortization expenses as a percentage of total net revenues decreased 80 basis points, primarily due to the shift in the portfolio towards more licensed stores.
Restructuring and impairment expenses increased $17 million, primarily due to higher costs associated with the closure of certain company-operated stores.
The combination of these changes resulted in an overall decrease in operating margin of 400 basis points for the third quarter of fiscal 2019.

Three quarters ended June 30, 2019 compared with three quarters ended July 1, 2018
Revenues
EMEA total net revenues decreased $55 million, or 7%, for the first three quarters of fiscal 2019, primarily driven by unfavorable foreign currency translation ($46 million) and the conversions of our France and the Netherlands retail businesses to fully licensed operations during the second quarter of fiscal 2019 ($37 million), partially offset by increased product sales to and royalty revenues from our licensees ($36 million), primarily resulting from the growth in Starbucks® licensed stores over the past 12 months.
Operating Expenses
Cost of sales including occupancy costs as a percentage of total net revenues decreased 140 basis points for the first three quarters of fiscal 2019, primarily due to lower occupancy costs attributable to the continued shift in our portfolio towards more licensed stores, which includes the conversion of France and the Netherlands retail operations to fully licensed during the second quarter of fiscal 2019 and the closure of certain company-operated stores.
Other operating expenses increased $7 million for the first three quarters of fiscal 2019, primarily driven by increased investments related to the growth in our licensed stores.
Depreciation and amortization expenses as a percentage of total net revenues decreased 20 basis points, primarily due to the shift in the portfolio towards more licensed stores, which includes the conversion of our France and the Netherlands retail operations to fully licensed during the second quarter of fiscal 2019 and the closure of certain company-operated stores.
Restructuring and impairment expenses increased $18 million, primarily due to higher costs associated with the closure of certain company-operated stores ($16 million) and severance costs ($13 million), partially offset by lower impairment expenses related to our Switzerland retail market ($18 million).
The combination of these changes resulted in an overall decrease in operating margin of 90 basis points for the first three quarters of fiscal 2019.

Channel Development

	Quarter Ended					Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	$ Change	Jun 30, 2019	Jul 1, 2018
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$533.3	$567.4	$(34.1)			$1,484.5	$1,758.0	$(273.5)
Cost of sales	377.1	304.6	72.5	70.7%	53.7%	1,030.9	938.0	92.9	69.4%	53.4%
Other operating expenses	20.2	74.0	(53.8)	3.8	13.0	55.9	194.5	(138.6)	3.8	11.1
Depreciation and amortization expenses	0.2	0.2	—	—	—	12.6	1.2	11.4	0.8	0.1
General and administrative expenses	2.7	3.7	(1.0)	0.5	0.7	8.9	10.6	(1.7)	0.6	0.6
Total operating expenses	400.2	382.5	17.7	75.0	67.4	1,108.3	1,144.3	(36.0)	74.7	65.1
Income from equity investees	48.8	47.9	0.9	9.2	8.4	130.4	122.5	7.9	8.8	7.0
Operating income	$181.9	$232.8	$(50.9)	34.1%	41.0%	$506.6	$736.2	$(229.6)	34.1%	41.9%
Quarter ended June 30, 2019 compared with quarter ended July 1, 2018
Revenues
Channel Development total net revenues for the third quarter of fiscal 2019 decreased $34 million, or 6%, primarily due to licensing our CPG and Foodservice businesses to Nestlé, which we expect will remain the trend through fiscal 2019.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 1,700 basis points for the third quarter, primarily due to licensing our CPG and Foodservice businesses to Nestlé.
Other operating expenses decreased $54 million primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé, partially offset by Global Coffee Alliance headcount-related costs.
The combination of these changes resulted in an overall decrease in operating margin of 690 basis points for the third quarter of fiscal 2019.
Three quarters ended June 30, 2019 compared with three quarters ended July 1, 2018
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2019 decreased $274 million, or 16%, when compared to the prior year period, primarily due to licensing our CPG and Foodservice businesses to Nestlé, which we expect to continue through the remainder of fiscal 2019.
Operating Expenses
Cost of sales as a percentage of total net revenues increased 1,600 basis points for the first three quarters, primarily due to licensing our CPG and Foodservice businesses to Nestlé.
Other operating expenses decreased $139 million, primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé, partially offset by Global Coffee Alliance headcount-related costs, including retention costs.
Depreciation and amortization expenses as a percentage of total net revenues increased 70 basis points, primarily due to the correction of amortization expenses pertaining to prior periods.
Income from equity investees increased $8 million due to higher income from our North American Coffee Partnership joint venture, primarily driven by new product launches in Frappuccino®, Starbucks Tripleshot™ and Iced Espresso beverages.
The combination of these changes resulted in an overall decrease in operating margin of 780 basis points for the first three quarters of fiscal 2019.

Corporate and Other

	Quarter Ended				Three Quarters Ended
	Jun 30, 2019	Jul 1, 2018	$ Change	% Change	Jun 30, 2019	Jul 1, 2018	$ Change	% Change
Net revenues:
Company-operated stores	$25.9	$12.5	$13.4	107.2%	$63.4	$99.1	$(35.7)	(36.0)%
Licensed stores	—	—	—	nm	—	1.1	(1.1)	nm
Other	23.4	15.7	7.7	49.0	50.9	39.8	11.1	27.9
Total net revenues	49.3	28.2	21.1	74.8	114.3	140.0	(25.7)	(18.4)
Cost of sales including occupancy costs	58.7	35.4	23.3	65.8	136.3	127.3	9.0	7.1
Store operating expenses	16.1	9.2	6.9	75.0	56.6	53.0	3.6	6.8
Other operating expenses	5.7	2.9	2.8	96.6	13.3	13.1	0.2	1.5
Depreciation and amortization expenses	45.4	41.8	3.6	8.6	133.0	122.0	11.0	9.0
General and administrative expenses	331.5	305.1	26.4	8.7	1,008.3	876.1	132.2	15.1
Restructuring and impairments	6.0	(1.5)	7.5	nm	20.5	129.7	(109.2)	(84.2)
Total operating expenses	463.4	392.9	70.5	17.9	1,368.0	1,321.2	46.8	3.5
Operating loss	$(414.1)	$(364.7)	$(49.4)	13.5%	$(1,253.7)	$(1,181.2)	$(72.5)	6.1%
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
General and administrative expenses increased $26 million and $132 million during the third quarter of fiscal 2019 and the first three quarters of fiscal 2019, respectively, primarily driven by higher performance-based compensation. Also contributing to the increase for the first three quarters of fiscal 2019 was the U.S. stock award which was granted in the third quarter of fiscal 2018, was funded by savings from the Tax Act and fully vested in the third quarter of fiscal 2019.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Americas
Company-operated stores	82	94	165	177	9,849	9,590
Licensed stores	53	86	226	468	7,996	7,614
Total Americas	135	180	391	645	17,845	17,204
China/Asia Pacific(1)
Company-operated stores	(217)	163	107	1,909	5,266	4,979
Licensed stores	470	94	609	(1,136)	3,980	3,273
Total China/Asia Pacific	253	257	716	773	9,246	8,252
EMEA(2)
Company-operated stores	(16)	—	(114)	(6)	376	496
Licensed stores	71	76	317	269	3,147	2,741
Total EMEA	55	76	203	263	3,523	3,237
Corporate and Other
Company-operated stores	(1)	1	4	(285)	12	5
Licensed stores	—	(3)	(12)	(15)	—	22
Total Corporate and Other	(1)	(2)	(8)	(300)	12	27
Total Company	442	511	1,302	1,381	30,626	28,720
(1) China/Asia Pacific store data includes the transfer of 377 company-operated stores in Thailand to licensed stores as a result of the sale of operations late in the third quarter of fiscal 2019 and the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018.

(2) EMEA store data includes the transfer of 82 company-operated retail stores in France and the Netherlands to licensed stores as a result of the sales of these retail operations in the second quarter of fiscal 2019.

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $5.1 billion as of June 30, 2019 and $9.2 billion as of September 30, 2018. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic), mortgage and asset-backed securities and agency obligations. As of June 30, 2019, approximately $1.7 billion of cash was held in foreign subsidiaries.
Borrowing Capacity
Our $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”) and our $1.0 billion unsecured 364-day credit facility (the “364-day credit facility”) are available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases.
The 2018 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 0.910% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.

The 364-day credit facility, of which no amount may be used for issuances of letters of credit, is currently set to mature on October 23, 2019. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is 0.920% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 30, 2019, we had no borrowings outstanding and were in compliance with all applicable covenants related to our credit facilities.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of June 30, 2019, we had no borrowings outstanding under our commercial paper program.
On May 13, 2019, we issued long-term debt in an underwritten registered public offering, which consisted of $1 billion of 10-year 3.550% Senior Notes (the “2029 notes”) due August 2029 and $1 billion of 30-year 4.450% Senior Notes (the “2049 notes”) due August 2049. We will use the net proceeds from the offering of the 2029 notes for general corporate purposes, including the repurchases of Starbucks common stock under our ongoing share repurchase program, business expansion and payment of dividends. We will use the net proceeds from the offering of the 2049 notes to enhance our sustainability programs. Interest on the 2029 notes and the 2049 notes is payable semi-annually on February 15 and August 15, commencing on August 15, 2019.
See Note 9, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of June 30, 2019, we were in compliance with all applicable covenants.
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
During the third quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend to shareholders of $0.36 per share to be paid on August 23, 2019 to shareholders of record as of the close of business on August 8, 2019.

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
Additionally, we entered into ASR agreements with third-party financial institutions totaling $2.0 billion, effective March 22, 2019. We made a $2.0 billion upfront payment to the financial institutions and received an initial delivery of 22.2 million shares of our common stock. In June 2019, we received an additional 3.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $76.50.
Outside of the ASR agreements noted above, we repurchased 13.1 million shares of common stock for $954.3 million on the open market during the three quarters ended June 30, 2019. In connection with the ASR agreements and other open market transactions, we repurchased 116.1 million shares of common stock at a total cost of $8.0 billion for the three quarters ended June 30, 2019. In the first quarter 2019, we announced that our Board of Directors approved an increase of 120 million shares to our ongoing share repurchase program. As of June 30, 2019, 52.7 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2019 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2019 are expected to be approximately $2.0 billion.
Cash Flows
Cash provided by operating activities was $3.9 billion for the first three quarters of fiscal 2019, compared to $3.5 billion for the same period in fiscal 2018. The change was primarily due to the timing of tax payments and refunds.
Cash used by investing activities for the first three quarters of fiscal 2019 totaled $506.5 million, compared to cash used by investing activities of $1.7 billion for the same period in fiscal 2018. The change was primarily driven by lapping the prior year payment to acquire the 50% ownership interest in our East China joint venture and higher proceeds from the divestiture of certain operations.
Cash used by financing activities for the first three quarters of fiscal 2019 and fiscal 2018 totaled $7.4 billion and $2.4 billion, respectively. The change was primarily due to higher repurchases of our common stock under accelerated share repurchase agreements in fiscal 2019 and lower proceeds from issuance of long-term debt.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $24.3 billion in total contractual obligations as of September 30, 2018. Other than the issuance of our 2029 notes and our 2049 notes in the third quarter of fiscal 2019 as described in Note 9, Debt, to the condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
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
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. Additionally, as our stored value cards are issued to and loaded by customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from our stored value cards are recognized upon redemption and not when cash is loaded, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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
During the third quarter of fiscal 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 30, 2019).
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

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
April 1, 2019 - April 28, 2019	—	$—	—	59,482,496
April 29, 2019 - May 26, 2019	—	—	—	59,482,496
May 27, 2019 - June 30, 2019	6,784,350	79.63	6,784,350	52,698,146
Total	6,784,350	$79.63	6,784,350

(1)	Monthly information is presented by reference to our fiscal months during the third quarter of fiscal 2019.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

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

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	06/05/2018	3.1
4.1	Fifth Supplemental Indenture, dated as of May 13, 2019, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	8-K	0-20322	05/13/2019	4.2
4.2	Form of 3.550% Senior Notes due August 15, 2029 (included in Exhibit 4.2)	8-K	0-20322	05/13/2019	4.3
4.3	Form of 4.550% Senior Notes due August 15, 2049 (included in Exhibit 4.2)	8-K	0-20322	05/13/2019	4.4
10.1*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated on June 25, 2019	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended June 30, 2019, formatted in iXBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 30, 2019

STARBUCKS CORPORATION

By:	/s/ Patrick J. Grismer
Patrick J. Grismer
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer