Form 10-K
period 2019-09-29
STARBUCKS CORP
filed 2019-11-15
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number: 0-20322
Starbucks Corporation
(Exact Name of Registrant as Specified in its Charter)

Washington	91-1325671
(State of Incorporation)	(IRS Employer ID)
2401 Utah Avenue South, Seattle, Washington 98134
(206) 447-1575
(Address of principal executive office, zip code, telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	SBUX	Nasdaq Global Select Market
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 31, 2019 as reported on the NASDAQ Global Select Market was $89.8 billion. As of November 8, 2019, there were 1,181.0 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 18, 2020 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 29, 2019

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

PART I
Item 1. Business
General
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 81 markets. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of high-quality food items through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S. A. ("Nestlé"). In addition to our flagship Starbucks Coffee brand, we sell goods and services under the following brands: Teavana, Seattle’s Best Coffee, Evolution Fresh, Ethos, Starbucks Reserve and Princi.
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
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 29, 2019 (“fiscal 2019”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Segment Financial Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. In the fourth quarter of fiscal 2019, we realigned Starbucks operating segment reporting structure to better reflect the cumulative effect of our streamlining efforts. Specifically, our previous China/Asia Pacific ("CAP") segment and Europe, Middle East, and Africa ("EMEA") segment have been combined into one International segment. Concurrently, results of Siren Retail, a non-reportable operating segment consisting of Starbucks ReserveTM Roastery & Tasting Rooms, certain stores under the Starbucks Reserve brand and Princi operations, which were previously included within Corporate and Other, are now reported within the Americas and International segments based on the geographical location of the operations.
We have three reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, and Africa; and 3) Channel Development. Non-reportable operating segments such as Evolution Fresh and unallocated corporate expenses are reported within Corporate and Other. Revenues from our reportable operating segments as a percentage of total net revenues for fiscal 2019 were as follows: Americas (69%), International (23%) and Channel Development (8%).
Our Americas and International segments include both company-operated and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our International operations are either in various stages of development or undergoing transformations of their business models. Therefore, they may require a more extensive support organization, relative to their current levels of revenue and operating income, than our Americas operations.
Our Channel Development segment includes roasted whole bean and ground coffees, Seattle's Best Coffee®, Starbucks- and Teavana-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino®, Starbucks Doubleshot®, Starbucks Refreshers® beverages and TeavanaTM/MC iced tea, and other branded products sold worldwide outside of our company-operated and licensed stores. Historically our consumer packaged goods ("CPG") have been sold directly to grocery, warehouse club and specialty retail stores and through institutional foodservice companies. With the establishment of the Global Coffee Alliance with Nestlé, a large portion of our Channel Development business transitioned to a licensed model in the fourth quarter of fiscal 2018. Our collaborative relationships with PepsiCo, Inc., Anheuser-Busch InBev, Tingyi Holding Corp., Arla Foods and others for our global ready-to-drink beverage businesses in this segment are excluded from the Global Coffee Alliance.

Revenue Components
We generate the majority of our revenues through company-operated stores and licensed stores.
Company-operated and Licensed Store Summary as of September 29, 2019

	Americas	As a% of Total Americas Stores	International	As a% of Total International Stores	Total	As a% of Total Stores
Company-operated stores	9,974	55%	5,860	44%	15,834	51%
Licensed stores	8,093	45%	7,329	56%	15,422	49%
Total	18,067	100%	13,189	100%	31,256	100%
The mix of company-operated versus licensed stores in a given market will vary based on several factors, including our ability to access desirable local retail space, the complexity, profitability and expected ultimate size of the market for Starbucks and our ability to leverage the support infrastructure within a geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 81% of total net revenues during fiscal 2019. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea and related products, as well as complementary food offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service and a seamless digital experience as well as clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
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
Company-operated store data for the year-ended September 29, 2019:

	Stores Open as of					Stores Open as of
	Sep 30, 2018	Opened	Closed	Transfers	Net	Sep 29, 2019
Americas:
U.S.	8,575	412	(196)	—	216	8,791
Canada	1,109	82	(16)	—	66	1,175
Siren Retail	6	3	(1)	—	2	8
Total Americas	9,690	497	(213)	—	284	9,974
International (1):
China	3,521	629	(27)	—	602	4,123
Japan	1,286	105	(12)	—	93	1,379
Thailand	352	29	(4)	(377)	(352)	—
U.K.	335	6	(53)	—	(47)	288
All Other	155	1	(9)	(82)	(90)	65
Siren Retail	2	3	—	—	3	5
Total International	5,651	773	(105)	(459)	209	5,860
Total company-operated	15,341	1,270	(318)	(459)	493	15,834

(1)
International store data includes the transfer of 377 company-operated stores in Thailand to licensed stores as a result of the sale of operations late in the third quarter of fiscal 2019, and the transfer of 82 company-operated stores in France and the Netherlands to licensed stores as a result of the sales of operations in the second quarter of fiscal 2019.

Starbucks® company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses and in select rural and off-highway locations. We are continuing the expansion of our stores, particularly Drive Thru formats that provide a higher degree of access and convenience, and alternative store formats, which are focused on an elevated Starbucks Experience for our customers.
Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Beverages	74%	74%	73%
Food	20%	20%	20%
Packaged and single-serve coffees and teas	1%	2%	3%
Other (1)	5%	4%	4%
Total	100%	100%	100%

(1)	“Other” primarily consists of sales of serveware and ready-to-drink beverages, among other items.
Stored Value Cards and Loyalty Program
The Starbucks Card, our branded stored value card program, is designed to provide customers with a convenient payment method, support gifting and increase the frequency of store visits by cardholders, in part through the related Starbucks® Rewards loyalty program where available, as discussed below. Stored value cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, China, Japan, and many of our markets in our International segment. Stored value cards can also be obtained on-line, via the Starbucks® Mobile App, and through other U.S. and international retailers. Customers may access their card balances by utilizing their stored value card or the Starbucks® Mobile App in participating stores. Using the Mobile Order and Pay functionality of the Starbucks® Mobile App, customers can also place orders in advance for pick-up at certain participating locations in several markets. In nearly all markets, including the U.S. and Canada, customers who register their Starbucks Cards are automatically enrolled in the Starbucks Rewards program. Registered members can receive various benefits depending on factors such as the number of reward points (“Stars”) earned. Refer to Note 1, Summary of Significant Accounting Policies, included in Item 8 of Part II of this 10-K, for further discussion of our stored value cards and loyalty program.
Licensed Stores
Revenues from our licensed stores accounted for 11% of total net revenues in fiscal 2019. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a margin on branded products and supplies sold to the licensed store operator along with a royalty on retail sales. Licensees are responsible for operating costs and capital investments which more than offset the lower revenues we receive under the licensed store model.
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

Licensed store data for the year-ended September 29, 2019:

	Stores Open as of					Stores Open as of
	Sep 30, 2018	Opened	Closed	Transfers	Net	Sep 29, 2019
Americas:
U.S.	6,031	318	(99)	—	219	6,250
Mexico	708	49	(9)	—	40	748
Latin America	622	45	(4)	—	41	663
Canada	409	34	(11)	—	23	432
Total Americas	7,770	446	(123)	—	323	8,093
International (1):
Korea	1,231	128	(25)	—	103	1,334
U.K.	653	60	(6)	—	54	707
Turkey	453	47	(6)	—	41	494
Taiwan	458	35	(13)	—	22	480
Indonesia	365	56	—	—	56	421
Philippines	360	39	(2)	—	37	397
Thailand	—	15	—	377	392	392
All Other	2,681	396	(55)	82	423	3,104
Total International	6,201	776	(107)	459	1,128	7,329
Corporate and Other:
Teavana	12	—	(12)	—	(12)	—
Total Corporate and Other	12	—	(12)	—	(12)	—
Total licensed	13,983	1,222	(242)	459	1,439	15,422

(1)
International store data includes the transfer of 377 company-operated stores in Thailand to licensed stores as a result of the sale of operations late in the third quarter of fiscal 2019, and the transfer of 82 company-operated stores in France and the Netherlands to licensed stores as a result of the sales of operations in the second quarter of fiscal 2019.

Other Revenues
Other revenues primarily are recorded in our Channel Development segment and include sales of packaged coffee, tea and ready-to-drink beverages to customers outside of our company-operated and licensed stores. Historically, revenues have included domestic and international sales of our packaged coffee, tea and ready-to-drink products to grocery, warehouse club and specialty retail stores and through institutional foodservice companies. With the establishment of the Global Coffee Alliance in the fourth quarter of fiscal 2018, other revenues include product sales to and licensing revenue from Nestlé under this arrangement and the amortization of the up-front prepaid royalty. See Note 1, Summary of Significant Accounting Policies - Deferred Revenues, for further information. Our collaborative relationships with PepsiCo, Inc., Anheuser-Busch InBev, Tingyi Holding Corp., Arla Foods and others for our global ready-to-drink beverages businesses in this segment are excluded from the Global Coffee Alliance.
Product Supply
Starbucks is committed to selling the finest whole bean coffees and coffee beverages. To ensure compliance with our rigorous coffee standards, we control substantially all coffee purchasing, roasting and packaging and the global distribution of coffee used in our operations. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards for our many blends and single origin coffees.
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

We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. We also utilize forward contracts, futures contracts, and collars to hedge "C" price exposure under our price-to-be-fixed green coffee contracts and our long-term forecasted coffee demand where underlying fixed price and price-to-be-fixed contracts are not yet available. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2020.
We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.
To help ensure the future supply of high-quality green coffee and to reinforce our leadership role in the coffee industry, Starbucks operates nine farmer support centers. The farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields and agronomy support to address climate and other impacts.
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
Competition
Our primary competitors for coffee beverage sales are specialty coffee shops. We believe that our customers choose among specialty coffee retailers primarily on the basis of product quality, service and convenience, as well as price. We continue to experience direct competition from large competitors in the quick-service restaurant sector and the ready-to-drink coffee beverage market, in addition to both well-established and start-up companies in many international markets. We also compete with restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.
Our coffee and tea products sold through our Channel Development segment compete directly against specialty coffees and teas sold through grocery stores, warehouse clubs, specialty retailers, convenience stores and foodservice accounts and compete indirectly against all other coffees and teas on the market.
Trademarks, Copyrights, Patents and Domain Names
Starbucks owns and has applied to register numerous trademarks and service marks in the U.S. and in other countries throughout the world. Some of our trademarks, including Starbucks, the Starbucks logo, Starbucks Reserve, Seattle’s Best Coffee, Teavana, Frappuccino and Starbucks VIA are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
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

Employees
Starbucks employed approximately 346,000 people worldwide as of September 29, 2019. In the U.S., Starbucks employed approximately 218,000 people, with approximately 209,000 in company-operated stores and the remainder in support facilities, store development, roasting, manufacturing, warehousing and distribution operations. Approximately 128,000 employees were employed outside of the U.S., with approximately 124,000 in company-operated stores and the remainder in regional support operations. The number of Starbucks employees represented by unions is not significant. We believe our current relations with our employees are good.
Information about our Executive Officers

Name	Age	Position
Kevin R. Johnson	59	president and chief executive officer
Rosalind G. Brewer	57	group president, Americas and chief operating officer
Cliff Burrows	60	group president, Siren Retail
John Culver	59	group president, International, Channel Development and Global Coffee & Tea
Rachel A. Gonzalez	50	executive vice president, general counsel and secretary
Patrick J. Grismer	57	executive vice president, chief financial officer
Lucy Lee Helm	62	executive vice president, chief partner officer
John Kelly	53	executive vice president, Global Public Affairs and Social Impact
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
Rosalind G. Brewer has served as group president, Americas and chief operating officer since October 2017, and has been a director of Starbucks since March 2017. Ms. Brewer served as President and Chief Executive Officer of Sam's Club, a membership-only retail warehouse club and a division of Walmart Inc., from February 2012 to February 2017. Previously, Ms. Brewer was Executive Vice President and President of Walmart's East Business Unit from February 2011 to January 2012; Executive Vice President and President of Walmart South from February 2010 to February 2011; Senior Vice President and Division President of the Southeast Operating Division from March 2007 to January 2010; and Regional General Manager, Georgia Operations, from 2006 to February 2007. Prior to joining Walmart, Ms. Brewer was President of Global Nonwovens Division for Kimberly-Clark Corporation, a global health and hygiene products company, from 2004 to 2006 and held various management positions at Kimberly-Clark Corporation from 1984 to 2006. Ms. Brewer formerly served on the Board of Directors for Lockheed Martin Corporation and Molson Coors Brewing Company. She currently serves on the Board of Directors of Amazon.com, Inc. and as the Chair of the Board of Trustees for Spelman College.
Cliff Burrows joined Starbucks in April 2001 and has served as group president, Siren Retail, since September 2016, which includes the Starbucks ReserveTM Roastery & Tasting Rooms, Starbucks Reserve brand and Princi operations. On April 1, 2019 Mr. Burrows took an extended unpaid leave, also known as a "coffee break" or sabbatical. From July 2015 to September 2016, he served as group president, U.S. and Americas. From February 2014 to June 2015, he served as group president, U.S., Americas and Teavana. From May 2013 to February 2014, he served as group president, Americas and U.S., EMEA (Europe, Middle East and Africa) and Teavana. Mr. Burrows served as president, Starbucks Coffee Americas and U.S. from October 2011 to May 2013 and as president, Starbucks Coffee U.S. from March 2008 to October 2011. He served as president, EMEA from April 2006 to March 2008. He served as vice president and managing director, U.K. prior to April 2006. Prior to joining Starbucks, Mr. Burrows served in various management positions with Habitat Designs Limited, a furniture and housewares retailer.
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
Patrick J. Grismer joined Starbucks in November 2018 as executive vice president, chief financial officer. From March 2016 to November 2018, Mr. Grismer served as Executive Vice President, Chief Financial Officer of Hyatt Hotels Corporation, a global hospitality company. From May 2012 to February 2016, Mr. Grismer served as Chief Financial Officer at Yum! Brands, Inc., a global restaurant company. He previously held a number of roles at Yum!, including Chief Planning and Control Officer and Chief Financial Officer for Yum! Restaurants International. Prior to that, Mr. Grismer served in various roles at The Walt Disney Company including Vice President, Business Planning and Development for The Disneyland Resort and Chief Financial Officer for the Disney Vacation Club. Mr. Grismer began his career with Price Waterhouse.
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
John Kelly joined Starbucks in October 2013, and serves as executive vice president, Public Affairs and Social Impact. From 2013 to October 2019, Mr. Kelly served as senior vice president, Public Affairs and Social Impact. Prior to joining Starbucks, Mr. Kelly was vice president of Industry Affairs, in the Law and Corporate Affairs department of the Microsoft Corporation, a worldwide provider of software, services and solutions, from September 2007 to September 2013. From April 1998 to September 2007, Mr. Kelly served in a number of other positions with Microsoft, including Policy Counsel and Director of Corporate Affairs for Europe Middle East, and Africa. From 1996 to 1998, he served as Director of Legislative Affairs for AT&T Wireless. He has been a member of the state bar association in the State of Washington since 1996.
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

Item 1A. Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock.

•	Economic conditions in the U.S. and international markets could adversely affect our business and financial results.
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our customers may have or in the future have less money for discretionary purchases and may stop or reduce their purchases of our products or switch to Starbucks or competitors' lower-priced products as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, changes in federal economic policy and recent international trade disputes. Decreases in customer traffic and/or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or there may be a general downturn in the restaurant industry.

•	Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.
We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience and for our global social impact programs. The Starbucks brand is recognized throughout the world, and we have received high ratings in global brand value studies. To be successful in the future, particularly outside of the U.S. where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our stores or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy or violations of domestic or international privacy laws, contaminated food, product recalls, store employees or other food handlers infected with communicable diseases or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, licensees or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Starbucks stores, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well, our brand value may be diminished.

•	If our business partners and third-party providers do not satisfactorily fulfill their responsibilities and commitments, it could damage our brand and our financial results could suffer.
Our global business strategy, including our plans for new stores, branded products and other initiatives, relies significantly on a variety of business partners, including licensee and joint venture relationships, third-party manufacturers, distributors and retailers, particularly for our entire global Channel Development business. Licensees, retailers and foodservice operators are often authorized to use our logos and provide branded food, beverage and other products directly to customers. We believe our customers expect the same quality of service regardless of whether they visit a licensed or company-operated store, so we provide training and support to, and monitor the operations of, certain of these licensees and other business partners. However, the product quality and service they deliver may still be diminished by any number of factors beyond our control.
We also source our food, beverage and other products from a wide variety of domestic and international business partners and in certain cases such products are produced or sourced by our licensees directly. And although foodservice operators are authorized to use our logos and provide branded products as part of their foodservice business, we do not monitor the quality of non-Starbucks products served in those locations. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, can erode consumer trust and our brand value and have a material negative impact on our financial results.

•
Incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our products, could harm our business.

Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food and beverage processing, grocery and quick-service restaurant sectors. Any report linking us to such instances could severely hurt our sales and could possibly lead to product liability claims, litigation (including class actions) and/or temporary store closures. Clean water is critical to the preparation of coffee, tea and other beverages, as well as ice for our cold beverages, and our ability to ensure a clean water and ice supply to our stores can be limited, particularly in some international locations. We are also continuing to incorporate more products in our food and beverage lineup that require freezing or refrigeration, which increases the risk of food safety related incidents if correct temperatures are not maintained due to mechanical malfunction or human error.
We also face risk by relying on third-party food suppliers to provide and transport ingredients and finished products to our stores. We monitor the operations of certain of these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control and it may be difficult to detect contamination or other defect in these products.
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

Many of our information technology systems (and those of our licensees and other third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for our point-of-sale, web and mobile platforms, online and mobile payment systems, delivery services and rewards programs, and administrative functions, contain personal, financial or other information that is entrusted to us by our customers and employees. Many of our information technology systems also contain Starbucks proprietary and other confidential information related to our business, such as business plans, product development initiatives and designs. Similar to many other retail companies and because of the prominence of our brand, we are consistently subject to attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our or such third parties' information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of customers' or employees' data or confidential information of the Company stored in such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain or attract new customers and the potential disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S. and international privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations. Additionally, the California Privacy Act of 2018 (“CCPA”), which was enacted in June 2018 and will come into effect on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.
Compliance with the GDPR, the CCPA and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers can also adversely impact our brand and reputation and materially impact our business. Additionally, the techniques and sophistication used to conduct cyber-attacks and breach information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. We continue to make significant investments in technology, third-party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

•
We rely heavily on information technology in our operations and growth initiatives, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate and grow our business and could adversely affect our financial results.

We rely heavily on information technology systems across our operations for numerous purposes including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, delivery services, mobile technology, including mobile payments and ordering apps, reloads and loyalty functionality and various other processes and transactions, and many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our ability to increase digital relationships with our customers to drive incremental traffic and spend, is highly dependent on our technology systems. We also rely on third-party providers and platforms for some of these information technology systems and support. Additionally, our systems hardware, software and services provided by third-party service providers are not fully redundant within a market or across our markets. Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks such as those that result in the blockage of our or our third-party business partners’ or service providers’ systems and platforms and those discussed in more detail in this risk factors section. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective manner they could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.

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
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations or that they will generate expected returns, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:

•	being an employer of choice and investing in employees to deliver a superior customer experience;

•	building our leadership position around coffee;

•	driving convenience, brand engagement and digital relationships through our mobile, loyalty, delivery and digital capabilities both domestically and internationally;

•	simplifying store administrative tasks to allow store partners to better engage with customers;

•	increasing the scale of the Starbucks store footprint with disciplined global expansion and introducing flexible and unique store formats;

•	moving to a more licensed store model in some markets and a more company-owned model in other markets;

•	creating new occasions in stores across all dayparts with new product offerings, including our growing lunch food and beverage product lineup;

•	continuing the global growth of our Channel Development business through our supply, distribution and licensing agreements with Nestlé and other Channel Development business partners;

•	delivering continued growth in our cold beverage business, including our tea business through the Teavana brand in our Starbucks® retail stores and other channels and internationally; and

•	reducing our operating costs, particularly general and administrative expenses.
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
Effectively managing growth can be challenging, particularly as we expand into new markets internationally where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. If we are not successful in implementing our strategic initiatives, such as large acquisitions and integrations, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.

•	Evolving consumer preferences and tastes may adversely affect our business.
Our continued success depends on our ability to retain and convert customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home food and beverages (such as the disruption caused by on-line commerce that results in reduced foot traffic to "brick & mortar" retail stores); lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands (such as the global expansion of the Teavana brand in our Starbucks® retail stores and other channels) and platforms (such as features of our mobile technology, changes in our loyalty rewards programs and our delivery services initiatives); or customers reducing their demand for our current offerings as new products are introduced. In addition, some of our products contain caffeine, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations.

•	Our reliance on key business partners may adversely affect our business and operations.
The growth of our business relies on the ability of our licensee partners to implement our growth platforms and product innovations as well as on the degree to which we are able to enter into, maintain, develop and negotiate appropriate terms and conditions of, and enforce, commercial and other agreements and the performance of our business partners under such agreements. Our international joint venture partners or licensees may face capital constraints or other factors that may limit the speed at which they are able to expand and develop in a certain market. Our Channel Development business is heavily reliant on Nestlé, which acquired the right to sell and distribute our packaged goods and foodservice products to retailers and operators, with few exceptions. If Nestlé fails to perform its distribution and marketing commitments under our agreements and/or fails to support, protect and grow our brand in Channel Development, our Channel Development business could be adversely impacted for a period of time, present long-term challenges to our brand, limit our ability to grow our Channel Development business and have a material adverse impact on our business and financial results. Additionally, the growth of our Channel Development business is in part dependent on the level of discretionary support provided by our retail and licensed store businesses.
There are generally a relatively small number of licensee partners operating in specific markets. If they are not able to access sufficient funds or financing, or are otherwise unable to successfully operate and grow their businesses it could have a material adverse effect on our results in the markets.

•	Changes in the availability of and the cost of labor could adversely affect our business.
Increases in labor costs, including wages and benefits, which, in a retail business such as ours, are two of our most significant costs, both domestically and internationally, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs and increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets. Furthermore, the growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high-quality product and customer experience which could materially harm our business and results of operations.

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
Our financial performance is highly dependent on our Americas operating segment, as it comprised approximately 69% of consolidated total net revenues in fiscal 2019. If the Americas operating segment revenue trends slow or decline, especially in our U.S. market, our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the Americas segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international businesses and other initiatives and for returning cash to shareholders.

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
The International segment is a significant profit center driving our global returns, along with our Americas segment. In particular, our China MBU contributes meaningfully to both consolidated and International net revenues and operating income. China is currently our fastest growing market and second largest market overall. With our acquisition of the East China business, the China market is 100% company-owned. Due to the significance of our China market for our profit and growth, we are exposed to risks in China, including the risks mentioned elsewhere and the following:

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
Additionally, some factors that will be critical to the success of our international operations overall are different than those affecting our U.S. stores and licensees. Tastes naturally vary by region, and consumers in some MBUs may not embrace our products to the same extent as consumers in the U.S. or other international markets. Occupancy costs and store operating expenses can be higher internationally than in the U.S. due to higher rents for prime store locations or costs of compliance with country-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to more developed operations.

•	We face risks as a global business that could adversely affect our financial performance.
We operate in over 80 markets globally. Our international operations are also subject to additional inherent risks of conducting business abroad, such as:

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

•
uncertainties and effects of the implementation of the United Kingdom's referendum to withdraw membership from the European Union (referred to as “Brexit”), including financial, legal, tax and trade implications;

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

The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean arabica coffee beans and related coffee products. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
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

•
especially in our large markets, labor discord or disruption, geopolitical events, war, terrorism (including incidents targeting us), political instability, acts of public violence, boycotts, increasing anti-American sentiment in certain markets, social unrest, and health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores; and

•	the discontinuation of the London Interbank Offered Rate (“LIBOR”) after 2021 and the replacement with an alternative reference rate may adversely impact interest rates.

•	Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
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
Additionally, our food, beverage and other products are sourced from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases are produced or sourced by our licensees directly. We rely on these suppliers to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner is a significant challenge as we increase our fresh and prepared food offerings, especially with respect to goods sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies or which are experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers. A supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues could have a material negative impact on our business and profitability.

•	Failure to meet market expectations for our financial performance and fluctuations in the stock market as a whole will likely adversely affect the market price and volatility of our stock.
Failure to meet market expectations going forward, particularly with respect to operating margins, earnings per share, comparable store sales growth, operating cash flows, shareholder returns and net revenues, will likely result in a decline and/or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.

•	The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact our business and financial results.
Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. Our success also depends substantially on the contributions and abilities of our retail store employees on whom we rely to give customers a superior in-store experience and elevate our brand. Accordingly, our performance depends on our ability to recruit and retain high quality management personnel and other employees to work in and manage our stores, both domestically and internationally. Our ability to attract and retain both corporate and retail personnel is also acutely impacted in certain international and domestic markets where the competition for a relatively small number of qualified employees is intense or in markets where large high-tech companies are able to offer more competitive salaries and benefits. Additionally, there is intense competition for qualified technology systems developers necessary to develop and implement new technologies for our growth initiatives, including increasing our digital relationships with customers. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

•	Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, Nasdaq, and foreign countries, as well as applicable trade, labor, healthcare, food and beverage, sanitation, safety, environmental, labeling, anti-bribery and corruption and merchandise laws. Changes in applicable environmental regulations, including increased or additional regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or impose additional costs on commercial water use, may result in increased compliance costs, capital expenditures, incremental investments, and other financial obligations for us and our business partners, which could affect our profitability.
In addition, our business is subject to complex and rapidly evolving U.S. and international laws and regulations regarding data privacy and data protection, and companies are under increased regulatory scrutiny relating to these matters. The Federal Trade Commission and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The interpretation and application of existing laws and regulations regarding data privacy and data protection are in flux and authorities around the world are considering a number of additional legislative and regulatory proposals in this area. Current and future data privacy and data protection laws and regulations (including the GDPR and the CCPA, discussed in more detail in this risk factors section, and other applicable international and U.S. privacy laws), or new interpretations of existing laws and regulations, may limit our ability to collect and use data, require us to otherwise modify our data processing practices and policies or result in the possibility of fines, litigation or orders, which may have an adverse effect on our business and results of operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing and future laws and regulations, may also require us to incur substantial costs in reaching compliance in a manner adverse to our business.
In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory and political developments in both Europe and the U.S. The EU-U.S. Privacy Shield framework approved by the European Commission which is relied upon for transfers of personal data outside the European Economic Area could be invalidated by the Court of Justice of the European Union. The potential invalidation of this mechanism could have a significant adverse impact on our ability to process and transfer personal data outside of the European Economic Area.

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
The material properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
Minden, NV (Carson Valley)	1,080,000	Roasting, warehousing and distribution
York, PA	1,957,435	Roasting, warehousing and distribution
Lebanon, TN	680,000	Warehousing and distribution
Auburn, WA	491,000	Warehousing and distribution
Kent, WA	510,000	Roasting and distribution
Seattle, WA	1,283,000	Corporate administrative
Shanghai, China	177,000	Corporate administrative
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 29, 2019, Starbucks had 15,834 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses.

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
As of November 8, 2019, we had approximately 18,000 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of our common stock during the quarter ended September 29, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Period (1)
July 1, 2019 - July 28, 2019	10,925,000	$89.32	10,925,000	41,773,146
July 29, 2019 - August 25, 2019	8,267,159	95.61	8,267,159	33,505,987
August 26, 2019 - September 29, 2019	4,339,988	94.68	4,339,988	29,165,999
Total	23,532,147	$92.52	23,532,147

(1)	Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2019.

(2)	Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.

(3)
This column includes the total number of shares available for repurchase under the Company's ongoing share repurchase program. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Performance Comparison Graph
The following graph depicts the total return to shareholders from September 28, 2014 through September 29, 2019, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 28, 2014, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Sep 28, 2014	Sep 27, 2015	Oct 2, 2016	Oct 1, 2017	Sep 30, 2018	Sep 29, 2019
Starbucks Corporation	$100.00	$156.42	$148.03	$149.49	$161.87	$256.48
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
NASDAQ Composite	100.00	104.00	121.08	149.75	187.44	188.43
S&P Consumer Discretionary	100.00	113.18	124.09	142.10	188.34	192.78

Item 6. Selected Financial Data
The following selected financial data is derived from the consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the consolidated financial statements and notes.
Financial Information (in millions, except per share data):

As of and for the Fiscal Year Ended (1)	Sept 29, 2019 (52 Wks)	Sept 30, 2018 (52 Wks)	Oct 1, 2017 (52 Wks)	Oct 2, 2016 (53 Wks)	Sep 27, 2015 (52 Wks)

Results of Operations
Net revenues:
Company-operated stores	$21,544.4	$19,690.3	$17,650.7	$16,844.1	$15,197.3
Licensed stores	2,875.0	2,652.2	2,355.0	2,154.2	1,861.9
Other	2,089.2	2,377.0	2,381.1	2,317.6	2,103.5
Total net revenues	$26,508.6	$24,719.5	$22,386.8	$21,315.9	$19,162.7
Operating income/(loss)	$4,077.9	$3,883.3	$4,134.7	$4,171.9	$3,601.0
Net earnings including noncontrolling interests (2)	3,594.6	4,518.0	2,884.9	2,818.9	2,759.3
Net earnings/(loss) attributable to noncontrolling interests	(4.6)	(0.3)	0.2	1.2	1.9
Net earnings attributable to Starbucks (2)	3,599.2	4,518.3	2,884.7	2,817.7	2,757.4
EPS — diluted (2)	2.92	3.24	1.97	1.90	1.82
Cash dividends declared per share	1.49	1.32	1.05	0.85	0.68
Net cash provided by operating activities (3)	5,047.0	11,937.8	4,251.8	4,697.9	3,881.5
Capital expenditures (additions to property, plant and equipment)	1,806.6	1,976.4	1,519.4	1,440.3	1,303.7
Balance Sheet
Total assets	$19,219.6	$24,156.4	$14,365.6	$14,312.5	$12,404.1
Long-term debt (including current portion)	11,167.0	9,440.1	3,932.6	3,585.2	2,335.3
Shareholders’ equity/(deficit)	(6,232.2)	1,169.5	5,450.1	5,884.0	5,818.0

(1)	Our fiscal year ends on the Sunday closest to September 30. The fiscal year ending on October 2, 2016 included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

(2)	Fiscal 2018 results include a gain not subject to income tax of $1.4 billion resulting from the acquisition of our East China joint venture. The impact of the gain to our diluted EPS was $0.99.

(3)
Net cash provided by operating activities for fiscal 2015 through fiscal 2017 has been adjusted for the adoption of new accounting guidance related to excess tax benefits as discussed in Note 1, Summary of Significant Accounting Policies.

Comparable Store Sales:

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017	Oct 2, 2016	Sep 27, 2015

Percentage change in comparable store sales (1)
Americas
Sales growth	5%	2%	3%	6%	7%
Change in transactions	2%	(1)%	—%	1%	3%
Change in ticket	3%	3%	4%	5%	4%
International (2)
Sales growth	3%	1%	2%	2%	6%
Change in transactions	1%	(1)%	1%	1%	5%
Change in ticket	2%	2%	1%	1%	1%
Consolidated
Sales growth	5%	2%	3%	5%	7%
Change in transactions	1%	(1)%	—%	1%	3%
Change in ticket	3%	3%	3%	4%	4%

(1)
Includes only Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates and the results of our global Siren Retail operations. For fiscal year 2016, comparable store sales percentages were calculated excluding the 53rd week.

(2)
Beginning in February of fiscal 2019, comparable store sales include the results of the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018. Beginning in December of fiscal 2016, comparable store sales include the results of the 1,009 company-operated stores acquired as part of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

Store Count Data:

As of and for the Fiscal Year Ended	Sept 29, 2019 (52 Wks)	Sept 30, 2018 (52 Wks)	Oct 1, 2017 (52 Wks)	Oct 2, 2016 (53 Wks)	Sep 27, 2015 (52 Wks)

Net stores opened/(closed) and transferred during the year:
Americas (1)
Company-operated stores	284	275	395	348	277
Licensed stores	323	624	558	456	336
International (2)
Company-operated stores	209	2,079	238	145	1,240
Licensed stores	1,128	(680)	1,130	1,116	(180)
Corporate and Other (3)
Company-operated stores	—	(288)	(69)	(17)	5
Licensed stores	(12)	(25)	2	(6)	(1)
Total	1,932	1,985	2,254	2,042	1,677
Stores open at year end:
Americas (1)
Company-operated stores	9,974	9,690	9,415	9,020	8,672
Licensed stores	8,093	7,770	7,146	6,588	6,132
International (2)
Company-operated stores	5,860	5,651	3,572	3,334	3,189
Licensed stores	7,329	6,201	6,881	5,751	4,635
Corporate and Other (3)
Company-operated stores	—	—	288	357	374
Licensed stores	—	12	37	35	41
Total	31,256	29,324	27,339	25,085	23,043

(1)
Americas store data includes the transfer of 112 company-operated retail stores in Brazil to licensed stores as a result of the sale of our Brazil retail operations in the second quarter of fiscal 2018 and the closure of 132 Target Canada licensed stores in the second quarter of fiscal 2015.

(2)
International store data includes in fiscal 2019 the transfer of 82 company-operated stores in France and the Netherlands to licensed stores as a result of the sales of operations in the second quarter and the transfer of 377 company-operated stores in Thailand to licensed stores as a result of the sale of operations late in the third quarter. Additionally, store data includes the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018, the transfer of 133 Singapore stores from company-operated stores to licensed stores in fiscal 2017, the transfer of 144 Germany company-operated stores to licensed stores in fiscal 2016, and the transfer of 1,009 Japan stores from licensed stores to company-operated as a result of the acquisition of Starbucks Japan in fiscal 2015.

(3)	Corporate and Other store data includes the closure of 313 Teavana retail stores in fiscal 2018 and 12 Teavana retail stores in the first quarter of fiscal 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.
Overview
Starbucks results for fiscal 2019 reflect the impacts of continued streamlining efforts, initiated during the fourth quarter of fiscal 2017, to focus on accelerating growth in high-returning businesses and converting several market operations, including Thailand, France, and the Netherlands, to fully licensed models in fiscal 2019. Additionally, in fiscal 2019, we saw the full impact from the licensing of the majority of our CPG and Foodservice businesses to Nestlé in the fourth quarter of fiscal 2018.
In the fourth quarter of fiscal 2019, we realigned our operating segment reporting structure to better reflect the cumulative effect of our streamlining efforts. Specifically, our previous China/Asia Pacific ("CAP") segment and Europe, Middle East, and Africa ("EMEA") segment have been combined into one International segment. Results of Siren Retail, a non-reportable operating segment consisting of Starbucks ReserveTM Roastery & Tasting Rooms, certain stores under the Starbucks Reserve brand and Princi operations, which were previously included within Corporate and Other, are now reported within the Americas and International segments based on the geographical location of the operations. As a result, we have three reportable operating segments: Americas, International and Channel Development. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.
Further, to better support the review of our results, we have changed the classification of certain costs. The most significant change was the reclassification of company-owned store occupancy costs from cost of sales to store operating expenses. We also made certain other immaterial changes.
Concurrent with the change in reportable segments and realignment of certain operating expenses noted above, we revised our prior period financial information to be consistent with the current period presentation. There was no impact on consolidated net revenues, total operating expenses, operating income, or net earnings per share as a result of these changes.
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
Financial Highlights

•	Total net revenues increased 7% to $26.5 billion in fiscal 2019 compared to $24.7 billion in fiscal 2018.

•
Consolidated operating income increased to $4.1 billion in fiscal 2019 compared to operating income of $3.9 billion in fiscal 2018. Fiscal 2019 operating margin was 15.4% compared to 15.7% in fiscal 2018. Operating margin compression in fiscal 2019 was primarily driven by partner (employee) investments and growth in wages and benefits, licensing our CPG and Foodservice businesses to Nestlé and other strategic investments. These decreases were partially offset by sales leverage, cost savings initiatives, lower restructuring and impairment costs and the impact of the adoption of new revenue recognition guidance on stored value card breakage.

•
Earnings per share (“EPS”) for fiscal 2019 decreased to $2.92, compared to EPS of $3.24 in fiscal 2018. The decrease was primarily driven by lapping the prior year gains from the acquisition of our East China joint venture and the sale of our Tazo brand, partially offset by the gain from the sale of our Thailand retail operations during fiscal 2019.

•	Capital expenditures were $1.8 billion in fiscal 2019 compared to $2.0 billion in fiscal 2018.

•	We returned $12.0 billion to our shareholders in fiscal 2019 through share repurchases and dividends compared to $8.9 billion in fiscal 2018.
Acquisitions and Divestitures
See Note 2, Acquisitions, Divestitures and Strategic Alliance, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.

RESULTS OF OPERATIONS — FISCAL 2019 COMPARED TO FISCAL 2018
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	% Change
Net revenues:
Company-operated stores	$21,544.4	$19,690.3	9.4%
Licensed stores	2,875.0	2,652.2	8.4
Other	2,089.2	2,377.0	(12.1)
Total net revenues	$26,508.6	$24,719.5	7.2%
Total net revenues increased $1.8 billion, or 7%, over fiscal 2018, primarily driven by higher revenues from company-operated stores ($1.9 billion). The growth in company-operated store revenues was driven by incremental revenues from 947 net new Starbucks® company-operated store openings over the past 12 months ($957 million) and a 5% increase in comparable store sales ($879 million), attributable to a 3% increase in average ticket and a 2% increase in comparable transactions. These increases were partially offset by unfavorable foreign currency translation ($189 million) and the conversion of our Thailand, France, and the Netherlands retail businesses to fully licensed markets during fiscal 2019 ($161 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($223 million), primarily due to higher product and equipment sales to and royalty revenues from our licensees ($228 million), largely due to the opening of 992 net new Starbucks® licensed stores over the past 12 months, and the conversion of our Thailand, France, and the Netherlands retail businesses to fully licensed markets ($35 million), partially offset by unfavorable foreign currency translation ($41 million).
Other revenues decreased $288 million, primarily driven by the licensing of our CPG and Foodservice businesses to Nestlé. Partially offsetting this decrease was growth in product revenue, primarily premium single-serve products, in connection with the Global Coffee Alliance.
Operating Expenses

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of Total Net Revenues
Cost of sales	$8,526.9	$7,930.7	32.2%	32.1%
Store operating expenses	10,493.6	9,472.2	39.6	38.3
Other operating expenses	371.0	554.9	1.4	2.2
Depreciation and amortization expenses	1,377.3	1,247.0	5.2	5.0
General and administrative expenses	1,824.1	1,708.2	6.9	6.9
Restructuring and impairments	135.8	224.4	0.5	0.9
Total operating expenses	22,728.7	21,137.4	85.7	85.5
Income from equity investees	298.0	301.2	1.1	1.2
Operating income	$4,077.9	$3,883.3	15.4%	15.7%
Store operating expenses as a % of related revenues			48.7%	48.1%
Cost of sales as a percentage of total net revenues increased 10 basis points, primarily due to licensing our CPG and Foodservice businesses to Nestlé (approximately 80 basis points), partially offset by cost savings initiatives (approximately 70 basis points) and leverage on cost of sales, largely driven by price increases.
Store operating expenses as a percentage of total net revenues increased 130 basis points. Store operating expenses as a percentage of company-operated store revenues increased 60 basis points, primarily driven by investments in our store partners that are funded by savings from the Tax Act and growth in wages and benefits (approximately 120 basis points), largely in the Americas segment, partially offset by sales leverage driven by price increases and the impact of the adoption of new revenue recognition guidance on stored value card breakage.

Other operating expenses decreased $184 million, primarily due to cost savings related to licensing our CPG and Foodservice businesses to Nestlé ($176 million) and lapping prior year costs associated with the establishment of the Global Coffee Alliance ($34 million), including business taxes associated with the up-front prepaid royalty from Nestlé and headcount-related costs, primarily relating to employee bonus and retention costs.
Depreciation and amortization expenses as a percentage of total net revenues increased 20 basis points, primarily due to the impact of our ownership change in East China (approximately 20 basis points).
General and administrative expenses increased $116 million, primarily driven by higher performance-based compensation ($89 million) and the 2019 Starbucks Leadership Experience in Chicago, heavily concentrated in our fiscal fourth quarter ($52 million).
Restructuring and impairment expenses decreased $89 million, primarily due to lower restructuring and impairment costs related to TeavanaTM/MC retail store closures ($128 million) and lower impairments related to our Switzerland retail market ($27 million), partially offset by higher exit costs associated with the closure of certain Starbucks® company-operated stores ($32 million) and severance costs ($25 million).
Income from equity investees decreased $3 million, primarily due to the impact of our ownership changes in East China. This decrease was partially offset by improved comparable store sales from our joint venture in South Korea and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 30 basis points in fiscal 2019 when compared to fiscal 2018.
Other Income and Expenses

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of Total Net Revenues
Operating income	$4,077.9	$3,883.3	15.4%	15.7%
Gain resulting from acquisition of joint venture	—	1,376.4	—	5.6
Net gain resulting from divestiture of certain operations	622.8	499.2	2.3	2.0
Interest income and other, net	96.5	191.4	0.4	0.8
Interest expense	(331.0)	(170.3)	(1.2)	(0.7)
Earnings before income taxes	4,466.2	5,780.0	16.8	23.4
Income tax expense	871.6	1,262.0	3.3	5.1
Net earnings including noncontrolling interests	3,594.6	4,518.0	13.6	18.3
Net earnings/(loss) attributable to noncontrolling interests	(4.6)	(0.3)	—	—
Net earnings attributable to Starbucks	$3,599.2	$4,518.3	13.6%	18.3%
Effective tax rate including noncontrolling interests			19.5%	21.8%
Gain resulting from acquisition of joint venture in fiscal 2018 was due to remeasuring our preexisting 50% ownership interest in our East China joint venture to fair value upon acquisition.
Net gain resulting from divestiture of certain operations was primarily due to the sale of our Thailand, France and the Netherlands retail operations in fiscal 2019. The gain in fiscal 2018 was primarily due to the sale of our Tazo brand and Taiwan joint venture, partially offset by the net loss from the sale of our Brazil retail operations in fiscal 2018.
Interest income and other, net decreased $95 million, primarily due to the adoption of the new revenue recognition guidance on a prospective basis, which required estimated breakage on unredeemed store value cards to be recorded as revenue. We recorded store value card breakage in interest income and other, net in the prior year.
Interest expense increased $161 million primarily due to additional interest incurred on long-term debt issued in November 2017, March 2018, August 2018 and May 2019.

The effective tax rate for fiscal 2019 was 19.5% compared to 21.8% for fiscal 2018. The decrease in the effective tax rate was primarily due to the lower corporate tax rate as a result of the Tax Act (approximately 350 basis points), lapping prior year's transition tax on our accumulated undistributed foreign earnings and remeasurement of our deferred tax liabilities (approximately 300 basis points), higher stock-based compensation excess tax benefit (approximately 140 basis points), the release of income tax reserves related to the settlement of a U.S. tax examination and the expiration of statute of limitations (approximately 130 basis points) and the tax impacts of the gain on the sale of our Thailand retail operations (approximately 130 basis points). These favorable impacts were partially offset by the lapping of prior year's gain on the purchase of our East China joint venture that was not subject to income tax (approximately 580 basis points) and the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries during the first quarter of fiscal 2019 (approximately 170 basis points). See Note 13, Income Taxes, for further discussion.

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$16,288.2	$14,921.5	89.2%	89.1%
Licensed stores	1,958.0	1,814.0	10.7	10.8
Other	12.8	13.1	0.1	0.1
Total net revenues	18,259.0	16,748.6	100.0	100.0
Cost of sales	5,174.7	4,884.1	28.3	29.2
Store operating expenses	8,064.8	7,248.6	44.2	43.3
Other operating expenses	159.8	151.2	0.9	0.9
Depreciation and amortization expenses	696.1	641.0	3.8	3.8
General and administrative expenses	323.9	305.1	1.8	1.8
Restructuring and impairments	56.9	33.4	0.3	0.2
Total operating expenses	14,476.2	13,263.4	79.3	79.2
Operating income	$3,782.8	$3,485.2	20.7%	20.8%
Revenues
Americas total net revenues for fiscal 2019 increased $1.5 billion, or 9%, primarily driven by a 5% increase in comparable store sales ($744 million) and 282 net new Starbucks® company-operated stores, or a 3% increase, over the past 12 months ($580 million). Also contributing were higher product sales to and royalty revenues from our licensees ($144 million), primarily resulting from comparable store sales growth and the opening of 323 net new Starbucks® licensed stores, or 4% increase, over the past 12 months and the impact of the adoption of revenue recognition guidance on stored value card breakage ($119 million).
Operating Margin
Americas operating income for fiscal 2019 increased 9% to $3.8 billion, compared to $3.5 billion in fiscal 2018. Operating margin decreased 10 basis points to 20.7%, primarily driven by higher partner investments, largely funded by savings from the Tax Act, growth in wages and benefits (approximately 130 basis points) and to a much lesser extent, investments in labor hours heavily concentrated in our fiscal fourth quarter. Partially offsetting these were cost savings initiatives, primarily in cost of sales (approximately 90 basis points), the impact of the adoption of revenue recognition guidance on stored value card breakage (approximately 50 basis points) and sales leverage.

International

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$5,256.2	$4,702.1	84.9%	84.7%
Licensed stores	917.0	837.0	14.8	15.1
Other	17.5	12.1	0.3	0.2
Total net revenues	6,190.7	5,551.2	100.0	100.0
Cost of sales	1,894.9	1,709.4	30.6	30.8
Store operating expenses	2,428.5	2,182.3	39.2	39.3
Other operating expenses	116.4	98.9	1.9	1.8
Depreciation and amortization expenses	511.5	447.6	8.3	8.1
General and administrative expenses	317.9	302.5	5.1	5.4
Restructuring and impairments	59.2	55.1	1.0	1.0
Total operating expenses	5,328.4	4,795.8	86.1	86.4
Income from equity investees	102.4	117.4	1.7	2.1
Operating income	$964.7	$872.8	15.6%	15.7%
Discussion of our International segment results below reflects the impact of fully consolidating our East China business from an equity method joint venture to a company-operated market since the acquisition date of December 31, 2017. Under the joint venture model, we recognized royalties and product sales within revenue and related product cost of sales as well as our proportionate share of East China's net earnings, which resulted in a higher margin business. Under the company-operated ownership model, East China’s operating results are reflected in most income statement lines of this segment.
Revenues
International total net revenues for fiscal 2019 increased $640 million, or 12%, primarily driven by 665 net new Starbucks® company-operated stores, or a 12% increase, over the past 12 months ($377 million), the ownership change in East China ($280 million) and a 3% increase in comparable store sales ($135 million). Also contributing were increased product sales to and royalty revenues from licensees ($84 million), primarily resulting from opening of 669 net new Starbucks® licensed stores, or an 11% increase, over the past 12 months and the impact of the adoption of revenue recognition guidance on stored value card breakage ($20 million). These increases were partially offset by unfavorable foreign currency translation ($183 million) and the conversion of our Thailand, France, and the Netherlands retail businesses to fully licensed markets ($126 million).
Operating Margin
International operating income for fiscal 2019 increased 11% to $965 million, compared to $873 million in fiscal 2018. Operating margin decreased 10 basis points to 15.6%, primarily driven by strategic investments to support growth in China (approximately 80 basis points) and growth in wages and benefits (approximately 70 basis points), primarily offset by cost savings initiatives (approximately 80 basis points) and labor efficiencies (approximately 70 basis points).

Channel Development

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of Channel Development Total Net Revenues
Net revenues	$1,992.6	$2,297.3
Cost of sales	1,390.0	1,252.3	69.8	54.5
Other operating expenses	76.2	286.5	3.8	12.5
Depreciation and amortization expenses	13.0	1.3	0.7	0.1
General and administrative expenses	11.5	13.9	0.6	0.6
Total operating expenses	1,490.7	1,554.0	74.8	67.6
Income from equity investees	195.6	183.8	9.8	8.0
Operating income	$697.5	$927.1	35.0%	40.4%
Our Channel Development segment results reflect the impact of the licensing of our CPG and Foodservice businesses to Nestlé late in the fourth quarter of fiscal 2018, which we lapped late in the fourth quarter of fiscal 2019. Our collaborative business relationships for our global ready-to-drink products and the associated revenues remain unchanged due to the Global Coffee Alliance.
Revenues
Channel Development net revenues for fiscal 2019 decreased $305 million, or 13%, when compared to the prior year period, primarily driven by licensing our CPG and Foodservice businesses to Nestlé ($329 million), offset by growth in product revenue, primarily premium single-serve products, in connection with our Global Coffee Alliance ($25 million).
Operating Margin
Channel Development operating income for fiscal 2019 decreased 25% to $698 million, compared to $927 million in fiscal 2018. Operating margin decreased 540 basis points to 35.0%, primarily driven by licensing our CPG and Foodservice businesses to Nestlé (approximately 640 basis points), partially offset by lapping prior year costs associated with the establishment of the Global Coffee Alliance (approximately 140 basis points), including business taxes associated with the up-front prepaid royalty and headcount-related costs, primarily related to employee bonus and retention costs.

Corporate and Other

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	% Change
Net revenues:
Company-operated stores	$—	$66.7	(100.0)%
Licensed stores	—	1.2	(100.0)
Other	66.3	54.5	21.7
Total net revenues	66.3	122.4	(45.8)
Cost of sales	67.3	84.9	(20.7)
Store operating expenses	0.3	41.3	(99.3)
Other operating expenses	18.6	18.3	1.6
Depreciation and amortization expenses	156.7	157.1	(0.3)
General and administrative expenses	1,170.8	1,086.7	7.7
Restructuring and impairments	19.7	135.9	(85.5)
Total operating expenses	1,433.4	1,524.2	(6.0)
Operating loss	$(1,367.1)	$(1,401.8)	(2.5)%
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh and the legacy operations of the Teavana retail business, which substantially ceased during fiscal 2018. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
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

Licensed store revenue growth also contributed to the increase in total net revenues ($297 million), primarily due to increased product and equipment sales to and royalty revenues from our licensees ($298 million), largely due to the opening of 1,181 net new Starbucks® licensed stores over the past 12 months and the conversions of both the Singapore and Taiwan markets to fully licensed in the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018, respectively ($44 million). These increases were partially offset by the impact of our ownership change in East China at the end of the first quarter of fiscal 2018 ($53 million).

Other revenues decreased $4 million, primarily driven by the absence of revenue due to the sale of our Tazo brand in the first quarter of fiscal 2018 ($56 million), the closure of our e-commerce business in the fourth quarter of fiscal 2017 ($51 million) and licensing our CPG and Foodservice businesses to Nestlé late in the fourth quarter of fiscal 2018 ($50 million). Partially offsetting these decreases were increased sales of packaged coffee and premium single-serve products ($115 million).

Operating Expenses

Fiscal Year Ended	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
			As a % of Total Net Revenues
Cost of sales	$7,930.7	$7,065.8	32.1%	31.6%
Store operating expenses	9,472.2	8,486.4	38.3	37.9
Other operating expenses	554.9	518.0	2.2	2.3
Depreciation and amortization expenses	1,247.0	1,011.4	5.0	4.5
General and administrative expenses	1,708.2	1,408.4	6.9	6.3
Restructuring and impairments	224.4	153.5	0.9	0.7
Total operating expenses	21,137.4	18,643.5	85.5	83.3
Income from equity investees	301.2	391.4	1.2	1.7
Operating income	$3,883.3	$4,134.7	15.7%	18.5%
Store operating expenses as a % of related revenues			48.1%	48.1%
Cost of sales as a percentage of total net revenues increased 50 basis points, primarily due to food and beverage-related mix shifts (approximately 120 basis points), largely in the Americas segment, partially offset by the impact of our ownership change in East China (approximately 40 basis points).
Store operating expenses, which include occupancy costs, as a percentage of total net revenues increased 40 basis points. Store operating expenses as a percentage of company-operated store revenues were flat, primarily driven by the impact of our ownership change in East China (approximately 40 basis points), partially offset by increased partner investments, largely in the Americas segment.
Other operating expenses increased $37 million, primarily driven by business taxes associated with the up-front payment received from Nestlé.
Depreciation and amortization expenses as a percentage of total net revenues increased 50 basis points, primarily due to the impact of our ownership change in East China (approximately 60 basis points).
General and administrative expenses increased $300 million, primarily due to higher salaries and benefits related to digital platforms, technology infrastructure and innovations and the 2018 U.S. stock award granted in the third quarter of fiscal 2018, which was funded by savings from the Tax Act and vests over one year.
Restructuring and impairment expenses increased $71 million, primarily due to higher asset impairments associated with the decision to close certain company-operated stores in the U.S. and Canada ($23 million), higher goodwill impairment charges associated with our Switzerland company-operated retail reporting unit ($20 million) and International restructuring costs, including severance and asset impairments ($18 million).
Income from equity investees decreased $90 million, primarily due to the impact of ownership changes in our East China and Taiwan joint ventures, partially offset by higher South Korea joint venture income.
The combination of these changes resulted in an overall decrease in operating margin of 280 basis points in fiscal 2018 when compared to fiscal 2017.

Other Income and Expenses

Fiscal Year Ended	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
			As a % of Total Net Revenues
Operating income	$3,883.3	$4,134.7	15.7%	18.5%
Gain resulting from acquisition of joint venture	1,376.4	—	5.6	—
Net gain resulting from divestiture of certain operations	499.2	93.5	2.0	0.4
Interest income and other, net	191.4	181.8	0.8	0.8
Interest expense	(170.3)	(92.5)	(0.7)	(0.4)
Earnings before income taxes	5,780.0	4,317.5	23.4	19.3
Income tax expense	1,262.0	1,432.6	5.1	6.4
Net earnings including noncontrolling interests	4,518.0	2,884.9	18.3	12.9
Net earnings attributable to noncontrolling interests	(0.3)	0.2	—	—
Net earnings attributable to Starbucks	$4,518.3	$2,884.7	18.3%	12.9%
Effective tax rate including noncontrolling interests			21.8%	33.2%
Gain resulting from acquisition of joint venture was due to remeasuring our preexisting 50% ownership interest in our East China joint venture to fair value upon acquisition.
Net gain resulting from divestiture of certain operations primarily consisted of sales of our Tazo brand and Taiwan joint venture, partially offset by the net loss from the sale of our Brazil retail operations in fiscal 2018. The gain in fiscal 2017 was primarily due to the sale of our Singapore retail operations.
Interest income and other, net increased $10 million, primarily due to recognizing higher income on unredeemed stored value card balances, partially offset by the lapping of prior year's gain on the sale of our investment in Square, Inc. warrants in the prior year period.
Interest expense increased $78 million primarily related to additional interest incurred on long-term debt issued in November 2017, March 2018 and August 2018.
The effective tax rate for fiscal 2018 was 21.8% compared to 33.2% for fiscal 2017. The decrease in the effective tax rate was primarily due to the gain on the purchase of our East China joint venture that was not subject to income tax (approximately 580 basis points) and the Tax Act (approximately 480 basis points). The impact from the Tax Act primarily included favorability from the lower corporate income tax rate applied to our fiscal 2018 results (approximately 760 basis points) and the remeasurement of our net deferred tax liabilities (approximately 130 basis points). This favorability was partially offset by the estimated transition tax on our accumulated undistributed foreign earnings (approximately 400 basis points). See Note 13, Income Taxes, for further discussion.

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$14,921.5	$14,005.8	89.1%	89.6%
Licensed stores	1,814.0	1,617.3	10.8	10.4
Other	13.1	6.3	0.1	—
Total net revenues	16,748.6	15,629.4	100.0	100.0
Cost of sales	4,884.1	4,371.0	29.2	28.0
Store operating expenses	7,248.6	6,673.1	43.3	42.7
Other operating expenses	151.2	131.6	0.9	0.8
Depreciation and amortization expenses	641.0	616.1	3.8	3.9
General and administrative expenses	305.1	256.3	1.8	1.6
Restructuring and impairments	33.4	4.1	0.2	—
Total operating expenses	13,263.4	12,052.2	79.2	77.1
Operating income	$3,485.2	$3,577.2	20.8%	22.9%
Revenues
Americas total net revenues for fiscal 2018 increased $1.1 billion, or 7%, primarily driven by 383 net new Starbucks® company-operated store openings, or a 4.1% increase, over the past 12 months ($604 million) and a 2% increase in comparable store sales ($319 million). Also contributing were higher product sales to and royalty revenues from our licensees ($173 million), primarily resulting from the opening of 512 net new Starbucks® licensed stores, or a 7.2% increase, over the past 12 months.
Operating Income
Americas operating income for fiscal 2018 decreased 3% to $3.5 billion, compared to $3.6 billion in fiscal 2017. Operating margin decreased 210 basis points to 20.8%, primarily due to food and beverage-related mix shifts (approximately 130 basis points), increased partner investments (approximately 120 basis points) which included incremental investments funded by the Tax Act, increased strategic investments (approximately 30 basis points), the impact of the May 29th anti-bias training (approximately 20 basis points) and higher restructuring costs, including asset impairments and severance (approximately 20 basis points), partially offset by sales leverage.

International

Fiscal Year Ended	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
			As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$4,702.1	$3,462.5	84.7%	82.4%
Licensed stores	837.0	735.0	15.1	17.5
Other	12.1	6.8	0.2	0.2
Total net revenues	5,551.2	4,204.3	100.0	100.0
Cost of sales	1,709.4	1,324.2	30.8	31.5
Store operating expenses	2,182.3	1,664.8	39.3	39.6
Other operating expenses	98.9	89.2	1.8	2.1
Depreciation and amortization expenses	447.6	233.2	8.1	5.5
General and administrative expenses	302.5	236.4	5.4	5.6
Restructuring and impairments	55.1	17.9	1.0	0.4
Total operating expenses	4,795.8	3,565.7	86.4	84.8
Income from equity investees	117.4	197.0	2.1	4.7
Operating income	$872.8	$835.6	15.7%	19.9%

Discussion of our International segment results below reflects the impact of fully consolidating our East China business from an equity method joint venture to a company-operated market since the acquisition date of December 31, 2017. Under the joint venture model, we recognized royalties and product sales within revenue and related product cost of sales as well as our proportionate share of East China's net earnings, which resulted in a higher margin business. Under a company-operated ownership model, East China's operating results are reflected in most line items on the statements of earnings.
Revenues
International total net revenues for fiscal 2018 increased $1.3 billion, or 32%, primarily driven by the impact of our ownership change in East China ($850 million), 433 net new Starbucks® company-operated store openings, or a 12.1% increase, over the past 12 months ($298 million), and favorable foreign currency translation ($121 million). Also contributing were higher product sales to and royalty revenues from our licensees ($100 million), primarily resulting from the opening of 669 net new Starbucks licensed stores, or a 13.6% increase, over the past 12 months and the conversion of our Taiwan joint venture to fully licensed operations at the end of the first quarter of fiscal 2018 ($25 million).
Operating Margin
International operating income for fiscal 2018 increased 4% to $872.8 million, compared to $835.6 million in fiscal 2017. Operating margin decreased 420 basis points to 15.7%, primarily due to the impact of our ownership change in East China (approximately 350 basis points). Also contributing were higher goodwill impairment charges associated with our Switzerland retail reporting unit (approximately 40 basis points) and restructuring costs, including severance and asset impairments (approximately 40 basis points).

Channel Development

Fiscal Year Ended	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
			As a % of Channel Development Total Net Revenues
Total net revenues	$2,297.3	$2,256.6
Cost of sales	1,252.3	1,209.3	54.5	53.6
Other operating expenses	286.5	260.4	12.5	11.5
Depreciation and amortization expenses	1.3	3.0	0.1	0.1
General and administrative expenses	13.9	11.3	0.6	0.5
Total operating expenses	1,554.0	1,484.0	67.6	65.8
Income from equity investees	183.8	194.4	8.0	8.6
Operating income	$927.1	$967.0	40.4%	42.9%
Discussion of our Channel Development segment results reflects the impact of the licensing of our CPG and Foodservice businesses to Nestlé and the sale of the Tazo brand. Late in the fourth quarter of fiscal 2018, we licensed our CPG (Starbucks-, Starbucks Reserve-, Teavana-, Seattle's Best Coffee-, Starbucks VIA- and Torrefazione Italia-branded packaged coffee and tea) and Foodservice businesses to Nestlé and formed the Global Coffee Alliance. Eleven months of fiscal 2018 results reflect our CPG and Foodservice businesses as company-owned and one month as licensed operations. Our collaborative business relationships for our global ready-to-drink products and the associated revenues remain unchanged due to the Global Coffee Alliance.
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
Operating Margin
Channel Development operating income for fiscal 2018 decreased 4% to $927.1 million, compared to $967.0 million in fiscal 2017. Operating margin decreased 250 basis points to 40.4%, primarily driven by business taxes associated with the up-front payment received from Nestlé (approximately 120 basis points), Global Coffee Alliance headcount-related costs, including employee bonus and retention costs (approximately 80 basis points), and the impact of our ownership changes, including licensing our CPG and Foodservice businesses to Nestlé and the sale of our Tazo brand.

Corporate and Other

Fiscal Year Ended	Sep 30, 2018	Oct 1, 2017	% Change
Net revenues:
Company-operated stores	$66.7	$182.4	(63.4)%
Licensed stores	1.2	2.7	(55.6)
Other	54.5	111.4	(51.1)
Total net revenues	122.4	296.5	(58.7)
Cost of sales	84.9	161.3	(47.4)
Store operating expenses	41.3	148.5	(72.2)
Other operating expenses	18.3	36.8	(50.3)
Depreciation and amortization expenses	157.1	159.1	(1.3)
General and administrative expenses	1,086.7	904.4	20.2
Restructuring and impairments	135.9	131.5	3.3
Total operating expenses	1,524.2	1,541.6	(1.1)
Operating loss	$(1,401.8)	$(1,245.1)	12.6%
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh and the legacy operations of the Teavana retail business, which substantially ceased during fiscal 2018. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $3.0 billion and $9.2 billion as of September 29, 2019 and September 30, 2018, respectively, with the decrease driven by the usage of the up-front prepaid royalty associated with the Global Coffee Alliance primarily for share repurchases. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including government treasury securities (domestic and foreign) and corporate debt securities. As of September 29, 2019, approximately $1.7 billion of cash was held in foreign subsidiaries.
Borrowing capacity
Our $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”) and our $1.0 billion unsecured 364-Day credit facility (the “364-day credit facility”) are available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases.
The 2018 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility) in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 0.910% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.
The 364-day credit facility, of which no amount may be used for issuances of letters of credit, was set to mature on October 23, 2019. In the first quarter of fiscal 2020, the maturity has been extended to October 21, 2020. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is 0.920% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 29, 2019, we were in compliance with all applicable credit facility covenants. No amounts were outstanding under our credit facility as of September 29, 2019.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facilities discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of September 29, 2019, we had no borrowings under our commercial paper program.
In May 2019, we issued long-term debt in an underwritten registered public offering, which consisted of $1.0 billion of 10-year 3.550% Senior Notes (the “2029 notes”) due August 2029 and $1.0 billion of 30-year 4.450% Senior Notes (the “2049 notes”) due August 2049. Interest on the 2029 notes and the 2049 notes is payable semi-annually on February 15 and August 15, commencing on August 15, 2019.
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
In February 2018, we issued long-term debt in an underwritten registered public offering, which consisted of $1.0 billion of 5-year 3.100% Senior Notes (the “2023 notes”) due March 2023 and $600 million of 10-year 3.500% Senior Notes (the “2028 notes”) due March 2028. Interest on the 2023 and 2028 notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2018.
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
We will use the net proceeds from the offering of the 2049 notes to enhance our sustainability programs. We will use the net proceeds from these remaining offerings for general corporate purposes, including the repurchases of our common stock under our ongoing share repurchase program, business expansion and payment of dividends.
See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 29, 2019, we were in compliance with all applicable covenants.
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
We regularly review our cash positions and our determination of indefinite reinvestment of foreign earnings. In the event we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material. We have revised our indefinite reinvestment assertions for prior years' cumulative earnings from certain foreign subsidiaries. This change did not have a material impact to our financial results. We have not, nor do we anticipate the need for, repatriated funds to the U.S. to satisfy domestic liquidity needs. See Note 13, Income Taxes, for further discussion.
During each of the first two quarters of fiscal 2018, we declared a cash dividend to shareholders of $0.30 per share. In the last two quarters of fiscal 2018 and each of the first three quarters of fiscal 2019, we declared a cash dividend of $0.36 per share. Dividends are paid in the quarter following the declaration date. Cash returned to shareholders through dividends in fiscal 2019 and 2018 totaled $1.8 billion and $1.7 billion, respectively. In the fourth quarter of fiscal 2019, we declared a cash dividend of $0.41 per share to be paid on November 29, 2019 with an expected payout of approximately $486 million.
We entered into accelerated share repurchase agreements (“ASR agreements”) with third-party financial institutions totaling $5.0 billion, effective October 1, 2018. We made a $5.0 billion up-front payment to the financial institutions and received an initial delivery of 72.0 million shares of our common stock. In March 2019, we received an additional 4.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $65.03.
Additionally, we entered into ASR agreements with third-party financial institutions totaling $2.0 billion, effective March 22, 2019. We made a $2.0 billion up-front payment to the financial institutions and received an initial delivery of 22.2 million shares of our common stock. In June 2019, we received an additional 3.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $76.50.
Outside of the ASR agreements noted above, during fiscal 2019 and 2018, we repurchased 36.6 million and 131.5 million shares of common stock, respectively, or $3.1 billion and $7.2 billion, respectively, on the open market. For fiscal 2019, in connection with the ASR agreements and other open market transactions, we repurchased 139.6 million shares of common stock at a total cost of $10.1 billion. In the first quarter 2019, we announced that our Board of Directors approved an increase of 120 million shares to our ongoing share repurchase program. As of September 29, 2019, 29.2 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for fiscal 2020 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2020 are expected to be approximately $1.8 billion.
Cash Flows
Cash provided by operating activities was $5.0 billion for fiscal 2019, compared to $11.9 billion for fiscal 2018. The change was primarily driven by lapping the prior year receipt of the up-front payment from Nestlé in the fourth quarter of fiscal 2018.
Cash used by investing activities totaled $1.0 billion for fiscal 2019, compared to $2.4 billion for fiscal 2018. The change was primarily driven by lapping the prior year payment to acquire the 50% ownership interest in our East China joint venture and higher proceeds from the divestiture of certain operations.
Cash used by financing activities for fiscal 2019 totaled $10.1 billion, compared to $3.2 billion for fiscal 2018. The change was primarily due to lower proceeds from issuance of long-term debt and higher repurchases of our common stock under accelerated share repurchase agreements in fiscal 2019.

Contractual Obligations
The following table summarizes our contractual obligations and borrowings as of September 29, 2019, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations (2)	$10,230.9	$1,432.9	$2,589.6	$2,120.7	$4,087.7
Financing lease obligations	67.9	5.2	10.2	9.9	42.6
Debt obligations
Principal payments	11,238.3	—	1,750.0	2,538.3	6,950.0
Interest payments	5,109.7	372.6	705.1	602.3	3,429.7
Purchase obligations (3)	1,135.4	665.3	411.1	59.0	—
Other obligations (4)	454.6	109.4	63.2	85.3	196.7
Total	$28,236.8	$2,585.4	$5,529.2	$5,415.5	$14,706.7

(1)
We have excluded long-term gross unrecognized tax benefits for uncertain tax positions, including interest and penalties of $140.1 million from the amounts presented as the timing of these obligations is uncertain.

(2)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 93% of total purchase obligations.

(4)
Other obligations include other long-term liabilities primarily consisting of the Tax Act transition tax, asset retirement obligations, Valor Siren Ventures I L.P. (VSV) investment and hedging instruments.

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
The following table summarizes the potential impact as of September 29, 2019 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$2	$(2)	$5	$(5)
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
The following table summarizes the potential impact as of September 29, 2019 to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$35	$(35)	$109	$(109)
Equity Security Price Risk
We have minimal exposure to price fluctuations on equity mutual funds and equity exchange-traded funds within our marketable equity securities portfolio. Marketable equity securities are recorded at fair value and approximates a portion of our liability under our Management Deferred Compensation Plan (“MDCP”). Gains and losses from the portfolio and the change in our MDCP liability are recorded in our consolidated statements of earnings.
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of September 29, 2019 and determined that such a change would not have a significant impact on the fair value of these instruments.

Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of September 29, 2019.
The following table summarizes the impact of a change in interest rates as of September 29, 2019 on the fair value of Starbucks debt (in millions):

		Change in Fair Value
	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

Long-term debt (1)	$12,033	$846	$(846)

(1)
Amount disclosed is net of ($26 million) change in the fair value of our designated interest rate swap. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

Available-for-Sale Debt Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our investments. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 29, 2019 and determined that such a change would not have a significant impact on the fair value of these instruments.
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
During fiscal 2019, there were no significant changes in any of our estimates or assumptions that had a material impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.
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
The goodwill impairment charges are discussed in Note 8, Other Intangible Assets and Goodwill, to the consolidated financial statements included in Item 8 of Part II of this 10-K.
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
We have generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes. We have revised our indefinite reinvestment assertions for prior years’ cumulative earnings from certain foreign subsidiaries. We regularly review our plans for reinvestment or repatriation of unremitted foreign earnings. While we do not expect to repatriate cash to the U.S. to satisfy domestic liquidity needs, if these amounts were distributed to the U.S., in the form of dividends or otherwise, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material.
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

Item 8.	Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Net revenues:
Company-operated stores	$21,544.4	$19,690.3	$17,650.7
Licensed stores	2,875.0	2,652.2	2,355.0
Other	2,089.2	2,377.0	2,381.1
Total net revenues	26,508.6	24,719.5	22,386.8
Cost of sales	8,526.9	7,930.7	7,065.8
Store operating expenses	10,493.6	9,472.2	8,486.4
Other operating expenses	371.0	554.9	518.0
Depreciation and amortization expenses	1,377.3	1,247.0	1,011.4
General and administrative expenses	1,824.1	1,708.2	1,408.4
Restructuring and impairments	135.8	224.4	153.5
Total operating expenses	22,728.7	21,137.4	18,643.5
Income from equity investees	298.0	301.2	391.4
Operating income	4,077.9	3,883.3	4,134.7
Gain resulting from acquisition of joint venture	—	1,376.4	—
Net gain resulting from divestiture of certain operations	622.8	499.2	93.5
Interest income and other, net	96.5	191.4	181.8
Interest expense	(331.0)	(170.3)	(92.5)
Earnings before income taxes	4,466.2	5,780.0	4,317.5
Income tax expense	871.6	1,262.0	1,432.6
Net earnings including noncontrolling interests	3,594.6	4,518.0	2,884.9
Net earnings/(loss) attributable to noncontrolling interests	(4.6)	(0.3)	0.2
Net earnings attributable to Starbucks	$3,599.2	$4,518.3	$2,884.7
Earnings per share — basic	$2.95	$3.27	$1.99
Earnings per share — diluted	$2.92	$3.24	$1.97
Weighted average shares outstanding:
Basic	1,221.2	1,382.7	1,449.5
Diluted	1,233.2	1,394.6	1,461.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Net earnings including noncontrolling interests	$3,594.6	$4,518.0	$2,884.9
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	10.5	(7.0)	(9.5)
Tax (expense)/benefit	(2.3)	1.9	2.9
Unrealized gains/(losses) on cash flow hedging instruments	(14.1)	24.4	53.2
Tax (expense)/benefit	3.4	(6.5)	(12.6)
Unrealized gains/(losses) on net investment hedging instruments	(39.8)	7.8	20.1
Tax (expense)/benefit	10.1	(2.2)	(7.4)
Translation adjustment and other	(146.2)	(220.0)	(38.3)
Tax (expense)/benefit	2.5	3.4	(2.4)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, and translation adjustment	1.3	24.7	(67.2)
Tax expense/(benefit)	1.6	(1.2)	14.0
Other comprehensive income/(loss)	(173.0)	(174.7)	(47.2)
Comprehensive income including noncontrolling interests	3,421.6	4,343.3	2,837.7
Comprehensive income/(loss) attributable to noncontrolling interests	(4.6)	(0.3)	0.2
Comprehensive income attributable to Starbucks	$3,426.2	$4,343.6	$2,837.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 29, 2019	Sep 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,686.6	$8,756.3
Short-term investments	70.5	181.5
Accounts receivable, net	879.2	693.1
Inventories	1,529.4	1,400.5
Prepaid expenses and other current assets	488.2	1,462.8
Total current assets	5,653.9	12,494.2
Long-term investments	220.0	267.7
Equity investments	396.0	334.7
Property, plant and equipment, net	6,431.7	5,929.1
Deferred income taxes, net	1,765.8	134.7
Other long-term assets	479.6	412.2
Other intangible assets	781.8	1,042.2
Goodwill	3,490.8	3,541.6
TOTAL ASSETS	$19,219.6	$24,156.4
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,189.7	$1,179.3
Accrued liabilities	1,753.7	1,752.5
Accrued payroll and benefits	664.6	656.8
Income taxes payable	1,291.7	102.8
Stored value card liability and current portion of deferred revenue	1,269.0	1,642.9
Current portion of long-term debt	—	349.9
Total current liabilities	6,168.7	5,684.2
Long-term debt	11,167.0	9,090.2
Deferred revenue	6,744.4	6,775.7
Other long-term liabilities	1,370.5	1,430.5
Total liabilities	25,450.6	22,980.6
Shareholders’ equity/(deficit):
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,184.6 and 1,309.1 shares, respectively	1.2	1.3
Additional paid-in capital	41.1	41.1
Retained earnings/(deficit)	(5,771.2)	1,457.4
Accumulated other comprehensive loss	(503.3)	(330.3)
Total shareholders’ equity/(deficit)	(6,232.2)	1,169.5
Noncontrolling interests	1.2	6.3
Total equity/(deficit)	(6,231.0)	1,175.8
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$19,219.6	$24,156.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$3,594.6	$4,518.0	$2,884.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,449.3	1,305.9	1,067.1
Deferred income taxes, net	(1,495.4)	714.9	95.1
Income earned from equity method investees	(250.6)	(242.8)	(310.2)
Distributions received from equity method investees	216.8	226.8	186.6
Gain resulting from acquisition of joint venture	—	(1,376.4)	—
Net gain resulting from divestiture of certain retail operations	(622.8)	(499.2)	(93.5)
Stock-based compensation	308.0	250.3	176.0
Goodwill impairments	10.5	37.6	87.2
Other	187.9	89.0	68.9
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(197.7)	131.0	(96.8)
Inventories	(173.0)	(41.2)	14.0
Prepaid expenses and other current assets	922.0	(839.5)	(20.0)
Income taxes payable	1,237.1	146.0	(91.9)
Accounts payable	31.9	391.6	46.4
Deferred revenue	(30.5)	7,109.4	130.8
Other operating assets and liabilities	(141.1)	16.4	107.2
Net cash provided by operating activities	5,047.0	11,937.8	4,251.8
INVESTING ACTIVITIES:
Purchases of investments	(190.4)	(191.9)	(674.4)
Sales of investments	298.3	459.0	1,054.5
Maturities and calls of investments	59.8	45.3	149.6
Acquisitions, net of cash acquired	—	(1,311.3)	—
Additions to property, plant and equipment	(1,806.6)	(1,976.4)	(1,519.4)
Net proceeds from the divestiture of certain operations	684.3	608.2	85.4
Other	(56.2)	5.6	54.3
Net cash used by investing activities	(1,010.8)	(2,361.5)	(850.0)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,996.0	5,584.1	750.2
Repayments of long-term debt	(350.0)	—	(400.0)
Proceeds from issuance of common stock	409.8	153.9	150.8
Cash dividends paid	(1,761.3)	(1,743.4)	(1,450.4)
Repurchase of common stock	(10,222.3)	(7,133.5)	(2,042.5)
Minimum tax withholdings on share-based awards	(111.6)	(62.7)	(82.8)
Other	(17.5)	(41.2)	(4.4)
Net cash used by financing activities	(10,056.9)	(3,242.8)	(3,079.1)
Effect of exchange rate changes on cash and cash equivalents	(49.0)	(39.5)	10.8
Net increase/(decrease) in cash and cash equivalents	(6,069.7)	6,294.0	333.5
CASH AND CASH EQUIVALENTS:
Beginning of period	8,756.3	2,462.3	2,128.8
End of period	$2,686.6	$8,756.3	$2,462.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$299.5	$137.1	$96.6
Income taxes, net of refunds	$470.1	$1,176.9	$1,389.1
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 2, 2016	1,460.5	$1.5	$41.1	$5,949.8	$(108.4)	$5,884.0	$6.7	$5,890.7
Net earnings	—	—	—	2,884.7	—	2,884.7	0.2	2,884.9
Other comprehensive income/(loss)	—	—	—	—	(47.2)	(47.2)	—	(47.2)
Stock-based compensation expense	—	—	177.9	—	—	177.9	—	177.9
Exercise of stock options/vesting of RSUs	8.1	—	117.0	—	—	117.0	—	117.0
Sale of common stock, including tax benefit of $0.2	0.5	—	28.7	—	—	28.7	—	28.7
Repurchase of common stock	(37.5)	(0.1)	(323.6)	(1,755.4)	—	(2,079.1)	—	(2,079.1)
Cash dividends declared, $1.05 per share	—	—	—	(1,515.9)	—	(1,515.9)	—	(1,515.9)
Balance, October 1, 2017	1,431.6	$1.4	$41.1	$5,563.2	$(155.6)	$5,450.1	$6.9	$5,457.0
Net earnings/(loss)	—	—	—	4,518.3	—	4,518.3	(0.3)	4,518.0
Other comprehensive income/(loss)	—	—	—	—	(174.7)	(174.7)	—	(174.7)
Stock-based compensation expense	—	—	253.8	—	—	253.8	—	253.8
Exercise of stock options/vesting of RSUs	8.4	—	59.4	—	—	59.4	—	59.4
Sale of common stock	0.6	—	31.8	—	—	31.8	—	31.8
Repurchase of common stock	(131.5)	(0.1)	(345.0)	(6,863.6)	—	(7,208.7)	—	(7,208.7)
Cash dividends declared, $1.32 per share	—	—	—	(1,760.5)	—	(1,760.5)	—	(1,760.5)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2018	1,309.1	$1.3	$41.1	$1,457.4	$(330.3)	$1,169.5	$6.3	$1,175.8
Cumulative effect of adoption of new accounting guidance	—	—	—	495.6	—	495.6	—	495.6
Net earnings/(loss)	—	—	—	3,599.2	—	3,599.2	(4.6)	3,594.6
Other comprehensive income/(loss)	—	—	—	—	(173.0)	(173.0)	—	(173.0)
Stock-based compensation expense	—	—	311.3	—	—	311.3	—	311.3
Exercise of stock options/vesting of RSUs	14.7	—	264.9	—	—	264.9	—	264.9
Sale of common stock	0.4	—	33.4	—	—	33.4	—	33.4
Repurchase of common stock	(139.6)	(0.1)	(609.6)	(9,521.8)	—	(10,131.5)	—	(10,131.5)
Cash dividends declared, $1.49 per share	—	—	—	(1,801.6)	—	(1,801.6)	—	(1,801.6)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 29, 2019, September 30, 2018 and October 1, 2017
Note 1: Summary of Significant Accounting Policies
Description of Business
We purchase and roast high-quality coffees that we sell, along with handcrafted coffee and tea beverages and a variety of fresh and prepared food items, through our company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, grocery and foodservice. The grocery and foodservice business is primarily through our Global Coffee Alliance with Nestlé established in August 2018.
In this 10-K, Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Certain prior period information on the consolidated balance sheets and the consolidated statements of cash flows has been reclassified to conform to the current year presentation.
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. In the fourth quarter of fiscal 2019, we realigned our operating segment reporting structure to better reflect the cumulative effect of our streamlining efforts. Specifically, our previous China/Asia Pacific ("CAP") segment and Europe, Middle East, and Africa ("EMEA") segment have been combined into one International segment. Results of Siren Retail, a non-reportable operating segment consisting of Starbucks ReserveTM Roastery & Tasting Rooms, certain stores under the Starbucks Reserve brand and Princi operations, which were previously included within Corporate and Other, are now reported within the Americas and International segments based on the geographical location of the operations.
Further, to better support the review of our results, we have changed the classification of certain costs. The most significant change was the reclassification of our company-owned store occupancy costs from cost of sales to store operating expenses of $2.2 billion and $2.0 billion for fiscal 2018 and 2017, respectively. Total store occupancy costs in fiscal 2019 were $2.4 billion. We also made certain other immaterial changes. There was no impact to consolidated net revenues, consolidated operating income, or net earnings per share as a result of these changes and prior period financial information has been revised to be consistent with the current period presentation.
Additional details on the nature of our business and our reportable operating segments are included in Note 16, Segment Reporting.
We have three reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) International, which is inclusive of China/Asia Pacific, Europe, Middle East, and Africa; and 3) Channel Development. Non-reportable operating segments such as Evolution Fresh and unallocated corporate expenses are reported within Corporate and Other.
Principles of Consolidation
Our consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly-owned subsidiaries and investees that we control. Intercompany transactions and balances have been eliminated.
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal 2019, 2018, and 2017 included 52 weeks.
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
Investments
Available-for-sale Debt Securities
Our short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. We evaluate our available-for-sale securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer and whether we have the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.
Marketable Equity Securities
We also have a marketable equity securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Marketable equity securities are recorded at fair value and approximates a portion of our liability under our Management Deferred Compensation Plan (“MDCP”). Gains or losses from the portfolio and the change in our MDCP liability are recorded in our consolidated statements of earnings.
Equity Investments

Equity investments are accounted under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees are classified as income from equity investees on our consolidated statements of earnings. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in interest income and other, net on our consolidated statements of earnings.
We account for equity investments for which we do not have significant influence and without readily determinable fair values at cost with adjustments for observable changes in price or impairments as permitted by the measurement alternative. Investments for which the measurement alternative has been elected are assessed for impairment quarterly, or if a triggering event indicates impairment may be present. Any adjustments as a result of price changes or impairments are recorded in interest income and other, net on our consolidated statements of earnings.
Fair Value
Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For assets and liabilities recorded or disclosed at fair value on a recurring basis, we determine fair value based on the following:
Level 1: The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. For equity and U.S. government treasury securities and commodity futures contracts, we use quoted prices in active markets for identical assets to determine fair value.
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
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include items such as property, plant and equipment, goodwill and other intangible assets, equity and other investments and other assets. We determine the fair value of these items using Level 3 inputs, as described in the related sections below.

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
We record all derivatives on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Excluding interest rate swaps and foreign currency debt, we generally do not enter into derivative instruments with maturities longer than three years. However, we are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. Cash collateral under collateral security arrangements were immaterial as of September 29, 2019 and September 30, 2018. The potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would not have had a material impact on our consolidated balance sheets.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the transactions are no longer likely to occur, the related accumulated derivative gains or losses are recognized in interest income and other, net or interest expense on our consolidated statements of earnings based on the nature of the underlying transaction.
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
Normal Purchase Normal Sale
We enter into fixed-price and price-to-be-fixed green coffee purchase commitments, which are described further in Note 5, Inventories. For both fixed-price and price-to-be-fixed purchase commitments, we expect to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Since these types of purchase commitments qualify for the normal purchase normal sale exemption, they are not recorded as derivative instruments on our consolidated balance sheets.
Refer to Note 3, Derivative Financial Instruments, and Note 5, Inventories, for further discussion of our derivative instruments and green coffee purchase commitments.
Receivables, net of Allowance for Doubtful Accounts
Our receivables are mainly comprised of receivables for product and equipment sales to and royalties from our licensees, as well as receivables from our Global Coffee Alliance and other Channel Development customers. Our allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. As of September 29, 2019 and September 30, 2018, our allowance for doubtful accounts was $6.7 million and $8.0 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of September 29, 2019 and September 30, 2018, inventory reserves were $33.7 million and $41.5 million, respectively.
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
The portion of depreciation expense related to production and distribution facilities is included in cost of sales on our consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are disposed of, whether through retirement or sale, the net gain or loss is recognized in net earnings. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.
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

We recognized net disposition charges of $64.6 million, $32.8 million, and $46.9 million in fiscal 2019, 2018, and 2017, respectively. Additionally, we recognized net impairment charges of $43.4 million, $42.8 million, and $56.1 million in fiscal 2019, 2018, and 2017, respectively. Of the total net impairment charges, $7.1 million and $37.0 million in fiscal 2019 and 2018, respectively, were restructuring related and recorded in restructuring and impairment expenses. Unless it is restructuring related, the nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings.
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
We recorded goodwill impairment of $10.5 million, $37.6 million and $87.2 million during fiscal 2019, 2018, and 2017, respectively. See Note 8, Other Intangible Assets and Goodwill, for further information.
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
There were no significant other intangible asset impairment charges recorded during fiscal 2019, 2018, and 2017.
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
Licensed Store Revenues
Licensed store revenues consist of product and equipment sales, royalties and other fees paid by licensees using the Starbucks brand. Sales of coffee, tea, food and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in cost of sales on our consolidated statements of earnings.
We consider pre-opening services, including site evaluation and selection, store architectural/design and development and operational training, to be performance obligations that are separate from the license to operate under the Starbucks brand. These services provide distinct value to our licensees, including business and industry insight and knowledge that transfers value apart from the license. Revenues associated with pre-opening services are recognized upon completion of the related performance obligations, generally when a store is opened. Royalty revenues are recognized based upon a percentage of reported sales, and other continuing fees, such as marketing and service fees, are recognized as the performance obligations are met.
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
In many of our company-owned markets, including the U.S., our stored value cards do not have an expiration date nor do we charge service fees that cause a decrement to customer balances. Based on historical redemption rates, a portion of stored value cards is not expected to be redeemed and will be recognized as breakage over time in proportion to stored value card redemptions. The redemption rates are based on historical redemption patterns for each market, including the timing and business channel in which the card was activated, and remittance to government agencies under unclaimed property laws, if applicable.
Breakage is recognized as company-operated stores and licensed stores revenue within the consolidated statement of earnings beginning in fiscal 2019 in accordance with the new revenue recognition guidance as discussed in the recently adopted accounting pronouncements section of this note. For the year ended September 29, 2019, we recognized breakage revenue of $125.1 million in company-operated store revenues and $15.7 million in licensed store revenues. Prior to the adoption of the new revenue recognition guidance, breakage was recorded using the remote method and recorded in interest income and other, net. In fiscal 2018 and 2017, we recognized breakage income of $155.9 million, and $104.6 million, respectively. There were no material impacts to our consolidated financial statements for the fiscal year ended September 29, 2019 including the change in income statement presentation.
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
When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related deferred revenue. The new revenue recognition guidance does not impact the timing or total revenue recognized related to the loyalty program.

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
The timing and amount of revenue recognized related to other revenues were not impacted by the adoption of new revenue recognition guidance.
Deferred Revenues
In the fourth quarter of fiscal 2018, we licensed the rights to sell and market our products in authorized channels through the Global Coffee Alliance, and received an up-front prepaid royalty from Nestlé. The up-front payment of approximately $7 billion was recorded as deferred revenue as we have continuing performance obligations to support the Global Coffee Alliance, including providing Nestlé access to certain intellectual properties and products for future resale. The up-front payment will be recognized as other revenue on a straight-line basis over the estimated economic life of the arrangement of 40 years for the ongoing access to the licenses within the contractual territories. Our obligations to maintain the Starbucks brand and other intellectual properties are generally constant throughout the term of the arrangement. Therefore, a ratable recognition pattern is reflective of how we satisfy our performance obligations. At September 29, 2019, the current and long-term deferred revenue related to the Nestlé up-front payment was $175.9 million and $6.7 billion, respectively. During the fiscal year ended September 29, 2019, the Company recognized $175.2 million related to amortization of the up-front royalty payment.
Additionally, deferred revenues include our unredeemed stored value card liability and unredeemed Stars associated with our loyalty program. Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Total
Stored value cards and loyalty program at September 30, 2018	$1,328.6
Revenue recognition adoption impact	(358.0)
Stored value cards and loyalty program at October 1, 2018	970.6
Revenue deferred - card activations, card reloads and Stars earned	10,983.6
Revenue recognized - card and Stars redemptions and breakage	(10,819.7)
Other (1)	(20.8)
Stored value cards and loyalty program at September 29, 2019 (2)	$1,113.7

(1)	“Other” primarily consists of changes in the stored value cards and loyalty program balance resulting from the sale of certain retail businesses and foreign currency translation.

(2)	Approximately $1.0 billion of this amount is current.
Disaggregation of Revenues
Revenues disaggregated by segment, product type and geographic area are disclosed in Note 16, Segment Reporting.
Advertising
We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place. Advertising expenses totaled $245.7 million, $260.3 million and $282.6 million in fiscal 2019, 2018, and 2017, respectively.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new company-operated store openings are expensed as incurred.
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
For tenant improvement allowances and rent holidays, we record a deferred rent liability within accrued liabilities, or other long-term liabilities, on our consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense in store operating expenses on our consolidated statements of earnings.
For premiums paid up-front to enter a lease agreement, we record a prepaid rent asset in prepaid expenses and other current assets and other long-term assets on our consolidated balance sheets and amortize the premium over the terms of the leases as additional rent expense in store operating expenses on our consolidated statements of earnings.
For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial possession, we record minimum rent expense on a straight-line basis over the terms of the leases in store operating expenses on our consolidated statements of earnings, with the adjustments to cash rent accrued as deferred rent in our consolidated balance sheets.
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
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in store operating expense on our consolidated statements of earnings. As of September 29, 2019 and September 30, 2018, our net ARO assets included in property, plant and equipment were $23.5 million and $19.1 million, respectively, and our net ARO liabilities included in other long-term liabilities were $95.5 million and $82.4 million, respectively.
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

If applicable, our total shareholder return relative to our peer group is incorporated into the underlying assumptions used to calculate grant date fair value. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those awards expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.
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
Starbucks recognizes interest and penalties related to income tax matters in income tax expense on our consolidated statements of earnings. Accrued interest and penalties are included within the related tax balances our consolidated balance sheets.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In the third quarter of fiscal 2019, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for hedging relationships. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, expands permissible cash flow hedges on contractually specified components, and simplifies hedge documentation and effectiveness assessments. The adoption of the new guidance did not have a material impact on our consolidated financial statements. The presentation and disclosure requirements are being applied prospectively. See Note 3, Derivative Financial Instruments for further discussion.
In the first quarter of fiscal 2019, we adopted the new FASB guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The primary impact of the adoption was an increase to deferred income taxes, net of $227.6 million and a corresponding cumulative adjustment to opening retained earnings at the beginning of fiscal 2019.
In the first quarter of fiscal 2019, we adopted the new FASB guidance on revenue recognition utilizing the modified retrospective method, which primarily changed the accounting method and classification of revenue recognition related to unredeemed stored value cards, referred to as stored value card breakage. Under this new guidance, expected breakage amounts must be recognized proportionately in earnings as redemptions occur. Previously, stored value card breakage was recorded to interest income and other, net utilizing the remote method. Starting in the first quarter of 2019, stored value card breakage was recorded in the revenue lines where stored value cards may be redeemed, within company-operated and licensed store revenues. The cumulative impact to retained earnings as of October 1, 2018 was $268.0 million.
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
Recent Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued guidance on the reclassification of certain tax effects from AOCI. The guidance permits entities to reclassify the stranded tax effects resulting from the Tax Act from AOCI to retained earnings. The guidance will be effective at the beginning of our first quarter of fiscal 2020 and will be adopted prospectively. We do not expect a material impact upon adoption of this guidance.
In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. We will be applying the guidance, as permitted by the alternative method issued by the FASB, at the beginning of our first quarter of fiscal 2020, with certain practical expedients. Most significantly, we are electing the ‘package of practical expedients,’ which allows us to rely on our prior conclusions regarding lease identification, classification and initial direct costs. In preparation for the adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information. We expect this adoption will result in a right-of-use asset and lease liability in the range of approximately $8 billion to $9 billion on our consolidated balance sheets but will have an insignificant impact on our consolidated statements of earnings.

Note 2:    Acquisitions, Divestitures and Strategic Alliance
Fiscal 2019
In the third quarter of fiscal 2019, we sold our company-operated retail business in Thailand to Coffee Concepts Thailand, a joint-venture between Maxim's Caterers Limited and F&N Retail Connection Co. Ltd, converting this operation to a fully licensed market. This transaction resulted in a pre-tax gain of $601.9 million, which was included in net gains resulting from divestiture of certain operations on our consolidated statements of earnings.
In the second quarter of fiscal 2019, we sold our company-operated retail businesses in France and the Netherlands to Alsea, S.A.B. de C.V. converting these operations to fully licensed markets. These transactions did not have a material impact on our consolidated financial statements.
Fiscal 2018
We entered into an agreement on May 6, 2018 to establish the Global Coffee Alliance with Nestlé. On August 26, 2018, Nestlé licensed the rights to market, sell and distribute Starbucks consumer packaged goods and foodservice products in authorized channels. We received an up-front payment of approximately $7 billion consisting primarily of prepaid royalties which was recorded to current and long-term deferred revenue. See Note 1, Summary of Significant Accounting Policies, for the accounting treatment.
On March 23, 2018, we sold our company-operated retail store assets and operations in Brazil to SouthRock, converting these operations to a fully licensed market. This transaction did not have a material impact on our consolidated financial statements.
On December 31, 2017, we acquired the remaining 50% interest of our East China joint venture (“East China”) from President Chain Store (Hong Kong) Holding Ltd. and Kai Yu (BVI) collectively, “Uni-President Group” or “UPG”, for approximately $1.4 billion. Approximately $90.5 million of pre-existing liabilities owed by East China to Starbucks were effectively settled upon the acquisition. Acquiring the remaining interest of East China, which at the time operated over 1,400 stores in the Shanghai, Jiangsu and Zhejiang Provinces, built on the Company's ongoing investment in China. The estimated fair values of the assets acquired and liabilities assumed are based on valuation and analysis performed by management.
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

The following table summarizes the preliminary allocation of the total consideration to the fair values of the assets acquired and liabilities assumed as of December 31, 2017, which are reported within our International segment (in millions):

Consideration:
Cash paid for UPG 50% equity interest	$1,440.8
Fair value of our pre-existing 50% equity interest	1,440.8
Settlement of pre-existing liabilities	90.5
Total consideration	$2,972.1

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$129.5
Accounts receivable	14.3
Inventories	16.1
Prepaid expenses and other current assets	20.6
Property, plant and equipment	254.1
Other long-term assets	44.6
Other intangible assets	818.0
Goodwill	2,164.1
Total assets acquired	$3,461.3
Accounts payable	34.7
Accrued liabilities	187.7
Stored value card liability	21.7
Other long-term liabilities	245.1
Total liabilities assumed	489.2
Total consideration	$2,972.1

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
The assets acquired and liabilities assumed are reported within our International segment. Other current and long-term assets acquired primarily include lease deposits and prepaid rent. Accrued liabilities and other long-term liabilities assumed primarily include deferred income tax, dividend payable, accrued payroll, income tax payable and accrued occupancy costs.
The definite-lived intangibles primarily relate to reacquired rights to operate stores exclusively in East China. The reacquired rights of $798.0 million represent the fair value calculated over the remaining original contractual period and will be amortized on a straight-line basis through September 2022. Amortization expense for these definite-lived intangible assets was $163.8 million and $129.8 million for fiscal 2019 and 2018, respectively. The estimated future amortization expense is approximately $157.8 million each year for the next two years and approximately $154.4 million in fiscal 2022.
Goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including store partners in the region that have strong relationships with these customers, and the existing geographic retail and online presence. The entire balance was allocated to the International segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition decreased $190.6 million since the date of acquisition to $2.0 billion as of September 29, 2019.
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

The amounts in the supplemental pro forma earnings for the periods presented above fully eliminate intercompany transactions, apply our accounting policies and reflect adjustments for additional occupancy costs as well as depreciation and amortization that would have been charged assuming the same fair value adjustments to leases, property, plant and equipment and acquired intangibles had been applied on October 3, 2016. These pro forma results are unaudited and are not necessarily indicative of results of operations that would have occurred had the acquisition actually closed in the prior period or indicative of the results of operations for any future period.
During the year ended September 30, 2018, we incurred approximately $3.6 million of acquisition-related costs, such as regulatory, legal, and advisory fees, which were recorded in general and administrative expenses.
In the first quarter of fiscal 2018, we sold the assets associated with our Tazo brand including Tazo® signature recipes, intellectual property and inventory to Unilever for a total of $383.8 million. The transaction resulted in a pre-tax gain of $347.9 million, which was included in the net gain from divestiture of certain operations on our consolidated statements of earnings. Results from Tazo operations prior to the sale were reported primarily in Channel Development.
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
Note 3:    Derivative Financial Instruments
Interest Rates
From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements and treasury locks, which are synthetic forward sales of U.S. treasury securities settled in cash based upon the difference between an agreed-upon treasury rate and the prevailing treasury rate at settlement. These agreements are cash settled at the time of the pricing of the related debt. Each derivative agreement's gain or loss is recorded in AOCI and is subsequently reclassified to interest expense over the life of the related debt.
To hedge the exposure to changes in the fair value of our fixed-rate debt, we enter into interest rate swap agreements, which are designated as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. Refer to Note 9 Debt, for additional information on our long-term debt.
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, and intercompany borrowing and lending activities. The resulting gains and losses from these derivatives are recorded in AOCI and subsequently reclassified to revenue, cost of sales, or interest income and other, net, respectively, when the hedged exposures affect net earnings.
From time to time, we may enter into financial instruments, including but not limited to forward contracts or foreign currency-denominated debt, to hedge the currency exposure of our net investments in certain international operations. The resulting gains and losses from these derivatives are recorded in AOCI and are subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
Foreign currency forward and swap contracts not designated as hedging instruments are used to mitigate the foreign exchange risk of certain other balance sheet items. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency-denominated payables and receivables; these gains and losses are recorded in interest income and other, net.
Commodities
Depending on market conditions, we may enter into coffee forward contracts, futures contracts, and collars to hedge anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5, Inventories, or our longer-dated forecasted coffee demand where underlying fixed price and price-to-be-fixed contracts are not yet available. The resulting gains and losses are recorded in AOCI and are subsequently reclassified to cost of sales when the hedged exposure affects net earnings.
Depending on market conditions, we may also enter into dairy forward contracts and futures contracts to hedge a portion of anticipated cash flows under our dairy purchase contracts and our forecasted dairy demand. The resulting gains or losses are recorded in AOCI and are subsequently reclassified to cost of sales when the hedged exposure affects net earnings.
To mitigate the price uncertainty of a portion of our future purchases, including dairy products, diesel fuel and other commodities, we enter into swap contracts, futures and collars that are not designated as hedging instruments. The resulting gains and losses are recorded in interest income and other, net to help offset price fluctuations on our beverage, food, packaging and transportation costs, which are included in cost of sales on our consolidated statements of earnings.
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI			Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Cash Flow Hedges:
Interest rates	$0.5	$24.7	$17.6	$2.4	157
Cross-currency swaps	(1.4)	(12.6)	(6.0)	—	62
Foreign currency - other	12.9	5.8	(9.1)	7.8	36
Coffee	(1.0)	(0.2)	(6.6)	(0.2)	27
Net Investment Hedges:
Foreign currency	16.0	16.0	16.2	—	0
Foreign currency debt	(26.1)	3.6	(2.2)	—	54

Pretax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications			Gains/(Losses) Reclassified from AOCI to Earnings			Location of gain/(loss)
	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Cash Flow Hedges:
Interest rates	$(27.8)	$14.1	$—	$4.7	$4.9	$4.8	Interest expense
Cross-currency swaps	(5.9)	(6.1)	59.5	0.1	0.3	(0.9)	Interest expense
				(19.8)	1.9	58.1	Interest income and other, net
Foreign currency - other	20.8	16.7	1.8	7.0	(0.3)	3.0	Licensed stores revenues
				4.4	(3.3)	8.4	Cost of sales
Coffee	(1.2)	(0.3)	(8.1)	(0.3)	(7.4)	(2.7)	Cost of sales
Net Investment Hedges:
Foreign currency	—	(0.1)	23.6	—	—	—
Foreign currency debt	(39.8)	7.9	(3.5)	—	—	—

Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Year Ended
		Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$(8.1)	$4.6	$4.6
Dairy	Interest income and other, net	(1.9)	(2.4)	—
Diesel fuel and other commodities	Interest income and other, net	(5.9)	3.7	1.3
Fair Value Hedges:
Interest rate swap	Interest expense	54.7	(33.7)	(5.2)
Long-term debt (hedged item)	Interest expense	(50.7)	33.7	5.2

Notional amounts of outstanding derivative contracts (in millions):

	Sep 29, 2019	Sep 30, 2018
Interest rate swaps	$1,500	$750
Cross-currency swaps	341	434
Foreign currency - other	1,125	914
Coffee	52	—
Dairy	1	16
Diesel fuel and other commodities	17	21

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Sep 29, 2019	Sep 30, 2018
Designated Derivative Instruments:
Interest rates	Other long-term assets	$0.1	$—
Cross-currency swaps	Other long-term assets	0.2	5.8
Foreign currency - other	Prepaid expenses and other current assets	11.4	9.0
	Other long-term assets	7.8	4.6
Interest rate swap	Other long-term assets	18.2	—
Non-designated Derivative Instruments:
Foreign currency	Prepaid expenses and other current assets	1.0	13.7
Dairy	Prepaid expenses and other current assets	—	0.2
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.2	1.6

		Derivative Liabilities
	Balance Sheet Location	Sep 29, 2019	Sep 30, 2018
Designated Derivative Instruments:
Interest rates	Other long-term liabilities	$2.6	$—
Cross-currency swaps	Other long-term liabilities	9.7	9.3
Foreign currency - other	Accrued liabilities	0.6	3.6
	Other long-term liabilities	0.1	1.7
Coffee	Accrued liabilities	1.0	—
	Other long-term liabilities	0.1	—
Interest rate swap	Other long-term liabilities	—	32.5
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	3.0	2.5
Dairy	Accrued liabilities	—	0.1
Diesel fuel and other commodities	Accrued liabilities	1.1	0.3

The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Location on the balance sheet
Long-term debt	$761.8	$711.0	$11.8	$(39.0)

Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,686.6	$2,686.6	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.5	—	0.5	—
Corporate debt securities	3.5	—	3.5	—
Total available-for-sale debt securities	4.0	—	4.0	—
Marketable equity securities	66.5	66.5	—	—
Total short-term investments	70.5	66.5	4.0	—
Prepaid expenses and other current assets:
Derivative assets	12.6	—	12.6	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	101.2	—	101.2	—
Auction rate securities	5.8	—	—	5.8
U.S. government treasury securities	106.5	106.5	—	—
State and local government obligations	4.9	—	4.9	—
Mortgage and other asset-backed securities	1.6	—	1.6	—
Total long-term investments	220.0	106.5	107.7	5.8
Other long-term assets:
Derivative assets	26.3	—	26.3	—
Total assets	$3,016.0	$2,859.6	$150.6	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$5.7	$1.1	$4.6	$—
Other long-term liabilities:
Derivative liabilities	12.5	—	12.5	—
Total liabilities	$18.2	$1.1	$17.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,756.3	$8,756.3	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	8.4	—	8.4	—
Corporate debt securities	91.8	—	91.8	—
Foreign government obligations	6.0	—	6.0	—
Total available-for-sale debt securities	106.2	—	106.2	—
Marketable equity securities	75.3	75.3	—	—
Total short-term investments	181.5	75.3	106.2	—
Prepaid expenses and other current assets:
Derivative assets	24.5	1.2	23.3	—
Long-term investments:
Available-for-sale debt securities
Agency obligations	5.9	—	5.9	—
Corporate debt securities	114.5	—	114.5	—
Auction rate securities	5.9	—	—	5.9
Foreign government obligations	3.6	—	3.6	—
U.S. government treasury securities	108.1	108.1	—	—
State and local government obligations	4.8	—	4.8	—
Mortgage and other asset-backed securities	24.9	—	24.9	—
Total long-term investments	267.7	108.1	153.7	5.9
Other long-term assets:
Derivative assets	10.4	—	10.4	—
Total assets	$9,240.4	$8,940.9	$293.6	$5.9
Liabilities:
Accrued liabilities:
Derivative liabilities	$6.5	$0.4	$6.1	$—
Other long-term liabilities:
Derivative liabilities	43.5	—	43.5	—
Total	$50.0	$0.4	$49.6	$—

There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Debt Securities
Long-term investments generally mature within 4 years. Proceeds from sales of securities were $291.1 million, $459.0 million, and $999.7 million for fiscal 2019, 2018 and 2017, respectively. Realized gains and losses were not material for fiscal 2019, 2018, and 2017. Gross unrealized holding gains and losses were not material as of September 29, 2019 and September 30, 2018.

Marketable Equity Securities
Marketable equity securities include equity mutual funds and exchange-traded funds. Our marketable equity securities portfolio approximates a portion of our liability under our MDCP, a defined contribution plan. Our MDCP liability was $92.1 million and $102.2 million as of September 29, 2019 and September 30, 2018, respectively. The changes in net unrealized holding gains and losses in the marketable equity securities portfolio included in earnings for fiscal 2019, 2018 and 2017 were not material. Gross unrealized holding gains and losses on marketable equity securities were not material as of September 29, 2019 and September 30, 2018.
Derivative Assets and Liabilities
Derivative assets and liabilities include foreign currency forward contracts, commodity futures contracts, collars and swaps, which are described further in Note 3, Derivative Financial Instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and other investments, and other assets. These assets are measured at fair value if determined to be impaired. Impairment of property, plant, and equipment is included at Note 1, Summary of Significant Accounting Policies.
Other than the impairments discussed in Note 8, Other Intangible Assets and Goodwill, and the aforementioned fair value adjustments, there were no other material fair value adjustments during fiscal 2019 and 2018.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Sep 29, 2019	Sep 30, 2018
Coffee:
Unroasted	$656.5	$588.6
Roasted	276.5	281.2
Other merchandise held for sale	288.0	273.1
Packaging and other supplies	308.4	257.6
Total	$1,529.4	$1,400.5

Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of September 29, 2019, we had committed to purchasing green coffee totaling $854 million under fixed-price contracts and an estimated $203 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contacts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.
Note 6:    Equity Investments (in millions)

	Sep 29, 2019	Sep 30, 2018
Equity method investments	$336.1	$296.0
Other investments	59.9	38.7
Total	$396.0	$334.7

Equity Method Investments
As of September 29, 2019, we had 50% ownership interests in Starbucks Coffee Korea Co., Ltd. and Tata Starbucks Limited (India). These international entities operate licensed Starbucks® retail stores. Additional disclosure regarding changes in our equity method investments due to acquisition or divestiture is included at Note 2, Acquisitions, Divestitures and Strategic Alliance.
We also license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers® beverages, and Starbucks® Iced Espresso Classics.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these related parties were $130.7 million, $112.8 million, and $187.3 million in fiscal 2019, 2018 and 2017, respectively. Related costs of sales were $73.2 million, $71.5 million, and $109.3 million in fiscal 2019, 2018 and 2017, respectively. As of September 29, 2019 and September 30, 2018, there were $35.5 million and $41.2 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
Other Investments
We have equity interests in entities that develop and operate Starbucks licensed stores in several global markets, as well as in companies that support our strategic initiatives. We do not have significant influence over these entities and their fair values are not readily determinable. Therefore, we elected to measure these investments at cost with adjustments for observable changes in price or impairment.
Note 7:    Supplemental Balance Sheet Information (in millions)
Prepaid Expenses and Other Current Assets

	Sep 29, 2019	Sep 30, 2018
Income tax receivable	$141.1	$955.4
Other prepaid expenses and current assets	347.1	507.4
Total prepaid expenses and current assets	$488.2	$1,462.8

Property, Plant and Equipment, net

	Sep 29, 2019	Sep 30, 2018
Land	$46.8	$46.8
Buildings	691.5	557.3
Leasehold improvements	7,948.6	7,372.8
Store equipment	2,659.5	2,400.2
Roasting equipment	769.6	658.8
Furniture, fixtures and other	1,799.0	1,659.3
Work in progress	358.5	501.9
Property, plant and equipment, gross	14,273.5	13,197.1
Accumulated depreciation	(7,841.8)	(7,268.0)
Property, plant and equipment, net	$6,431.7	$5,929.1

Accrued Liabilities

	Sep 29, 2019	Sep 30, 2018
Accrued occupancy costs	$176.9	$164.2
Accrued dividends payable	485.7	445.4
Accrued capital and other operating expenditures	703.9	745.4
Self insurance reserves	210.5	213.7
Accrued business taxes	176.7	183.8
Total accrued liabilities	$1,753.7	$1,752.5

Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Sep 29, 2019	Sep 30, 2018
Trade names, trademarks and patents	$203.4	$215.9
Other indefinite-lived intangible assets	—	15.1
Total indefinite-lived intangible assets	$203.4	$231.0

Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions, Divestitures and Strategic Alliance.
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 2, 2017	$211.6	$892.7	$30.2	$404.7	$1,539.2
Acquisition/(divestiture)	—	2,164.0	(1.5)	—	2,162.5
Impairment	—	(37.6)	—	—	(37.6)
Other	285.8	(15.9)	6.0	(398.4)	(122.5)
Goodwill balance at October 1, 2018	$497.4	$3,003.2	$34.7	$6.3	$3,541.6
Acquisition/(divestiture)	—	(5.5)	—	—	(5.5)
Impairment	—	(5.3)	—	(5.2)	(10.5)
Other	(0.7)	(34.0)	—	(0.1)	(34.8)
Goodwill balance at September 30, 2019	$496.7	$2,958.4	$34.7	$1.0	$3,490.8

For fiscal 2018, “Other” primarily consists of changes in the goodwill balance resulting from transfers between segments due to the dissolution of the Teavana reporting unit. For both fiscal 2019 and 2018, "Other" also includes foreign currency translation.
During fiscal 2018, a strengthening Swiss franc diverted consumer traffic to neighboring countries and despite our operational investments and improvements, projections indicated that the carrying value of Switzerland goodwill balance was not fully recoverable. This resulted in an impairment charge for the remaining Switzerland goodwill balance of $37.6 million.
During the third quarter of fiscal 2017, management finalized its long-term strategy for the Teavana reporting unit, which included closing all Teavana-branded retail stores. As a result, we recorded store asset impairment of $33.0 million and goodwill impairment of $69.3 million, reducing goodwill of the Teavana reporting unit to $398.3 million as of July 2, 2017. During the third quarter of fiscal 2018, we dissolved the Teavana reporting unit upon completion of the retail store closures. As a result, we reorganized the Teavana business and allocated the remaining $398.3 million of goodwill to other reporting units, primarily within the Americas segment, based on a relative fair value approach.
Finite-Lived Intangible Assets

	Sep 29, 2019			Sep 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,075.0	$(537.2)	$537.8	$1,081.7	$(320.1)	$761.6
Acquired trade secrets and processes	27.6	(19.2)	8.4	27.6	(16.5)	11.1
Trade names, trademarks and patents	40.6	(22.9)	17.7	33.0	(19.5)	13.5
Licensing agreements	16.2	(12.2)	4.0	14.3	(5.1)	9.2
Other finite-lived intangible assets	22.0	(11.5)	10.5	25.6	(9.8)	15.8
Total finite-lived intangible assets	$1,181.4	$(603.0)	$578.4	$1,182.2	$(371.0)	$811.2

Amortization expense for finite-lived intangible assets was $232.8 million, $186.5 million, and $57.5 million during fiscal 2019, 2018 and 2017, respectively.

Estimated future amortization expense as of September 29, 2019 (in millions):

Fiscal Year Ending
2020	$214.6
2021	194.0
2022	160.4
2023	2.8
2024	2.1
Thereafter	4.5
Total estimated future amortization expense	$578.4

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

The 364-day credit facility, of which no amount may be used for issuances of letters of credit, has been extended to mature on October 21, 2020. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin was 0.920% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 29, 2019, we were in compliance with all applicable covenants. No amounts were outstanding under our credit facility as of September 29, 2019.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of September 29, 2019, we had no borrowings outstanding under the program.

Long-term Debt
Components of long-term debt including the associated interest rates and related fair values by calendar maturity (in millions, except interest rates):

	Sep 29, 2019		Sep 30, 2018		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
December 2018 notes	$—	$—	$350.0	$350	2.000%	2.012%
November 2020 notes	500.0	501	500.0	490	2.200%	2.228%
February 2021 notes	500.0	500	500.0	489	2.100%	2.293%
February 2021 notes	250.0	250	250.0	244	2.100%	1.600%
June 2022 notes	500.0	509	500.0	486	2.700%	2.819%
February 2023 notes	1,000.0	1,033	1,000.0	986	3.100%	3.107%
October 2023 notes (2)	750.0	798	750.0	759	3.850%	2.859%
March 2024 notes (3)	788.3	795	748.4	743	0.372%	0.462%
August 2025 notes	1,250.0	1,351	1,250.0	1,249	3.800%	3.721%
June 2026 notes	500.0	502	500.0	451	2.450%	2.511%
February 2028 notes	600.0	644	600.0	576	3.500%	3.529%
November 2028 notes	750.0	837	750.0	754	4.000%	3.958%
May 2029 notes (4)	1,000.0	1,080	—	—	3.550%	3.871%
June 2045 notes	350.0	390	350.0	330	4.300%	4.348%
December 2047 notes	500.0	518	500.0	438	3.750%	3.765%
November 2048 notes	1,000.0	1,160	1,000.0	977	4.500%	4.504%
May 2049 notes (4)	1,000.0	1,165	—	—	4.450%	4.433%
Total	11,238.3	12,033	9,548.4	9,322
Aggregate debt issuance costs and unamortized premium/(discount), net	(83.1)		(69.3)
Hedge accounting fair value adjustment (2)	11.8		(39.0)
Total	$11,167.0		$9,440.1

(1)
Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.

(2)
Amount includes the change in fair value due to changes in benchmark interest rates related to our October 2023 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

(3)	Japanese yen-denominated long-term debt.

(4)	Issued in May 2019.
The indentures under which the above notes were issued also require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of September 29, 2019, we were in compliance with each of these covenants.

The following table summarizes our long-term debt maturities as of September 29, 2019 by fiscal year (in millions):

Fiscal Year	Total
2020	$—
2021	1,250.0
2022	500.0
2023	1,000.0
2024	1,538.3
Thereafter	6,950.0
Total	$11,238.3

Note 10:    Leases
Rent expense under operating lease agreements (in millions):

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Minimum rent	$1,441.7	$1,424.5	$1,185.7
Contingent rent	224.3	200.7	143.5
Total	$1,666.0	$1,625.2	$1,329.2

Minimum future rental payments under non-cancelable operating leases and lease financing arrangements as of September 29, 2019 (in millions):

Fiscal Year Ending	Operating Leases	Lease Financing Arrangements
2020	$1,432.9	$5.2
2021	1,342.2	5.2
2022	1,247.4	5.0
2023	1,124.3	5.0
2024	996.4	4.9
Thereafter	4,087.7	42.6
Total minimum lease payments	$10,230.9	$67.9

We have subleases related to certain of our operating leases. During fiscal 2019, 2018 and 2017, we recognized sublease income of $10.9 million, $12.3 million, and $15.5 million, respectively. Additionally, as of September 29, 2019 and September 30, 2018, the gross carrying values of assets related to build-to-suit lease arrangements accounted for as financing leases were $122.3 million and $103.2 million, respectively, with associated accumulated depreciation of $17.2 million and $12.7 million, respectively. Lease exit costs associated with our restructuring efforts primarily relate to the closure of Teavana retail stores and certain Starbucks company-operated stores, and are recognized concurrently with actual store closures. Total lease exit costs of $55.3 million, $119.3 million, and $15.7 million were recorded within restructuring and impairments on the consolidated statement of earnings in fiscal 2019, 2018, and 2017, respectively. Remaining lease exit costs are not expected to be material.
Note 11:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at September 29, 2019.
In September 2018, we entered into accelerated share repurchase agreements (“ASR agreements”) with third-party financial institutions totaling $5.0 billion, effective October 1, 2018. We made a $5.0 billion up-front payment to the financial institutions and received an initial delivery of 72.0 million shares. In March 2019, we received an additional 4.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $65.03.
In March 2019, we entered into ASR agreements with third-party financial institutions totaling $2.0 billion, effective March 22, 2019. We made a $2.0 billion up-front payment to the financial institutions and received an initial delivery of 22.2 million shares. In June 2019, we received an additional 3.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $76.50.

Outside of the ASR agreements noted above, we repurchased 36.6 million shares of common stock for $3.1 billion on the open market during the year ended September 29, 2019. In connection with the ASR agreements and other open market transactions, we repurchased 139.6 million shares of common stock at a total cost of $10.1 billion, 131.5 million shares at a total cost of $7.2 billion, and 37.5 million shares of common stock at a total cost of $2.1 billion for the years ended September 29, 2019, September 30, 2018, and October 1, 2017, respectively. In the first quarter 2019, we announced that our Board of Directors approved an increase of 120 million shares to our ongoing share repurchase program. As of September 29, 2019, 29.2 million shares remained available for repurchase under current authorizations.
During the fourth quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend to shareholders of $0.41 per share to be paid on November 29, 2019 to shareholders of record as of the close of business on November 13, 2019.
Comprehensive Income
Comprehensive income includes all changes in equity during the period, except those resulting from transactions with our shareholders. Comprehensive income is comprised of net earnings and other comprehensive income. Accumulated other comprehensive income reported on our consolidated balance sheets consists of foreign currency translation adjustments and other items and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities and on derivative instruments designated and qualifying as cash flow and net investment hedges.
Changes in AOCI by component for the years ended September 29, 2019, September 30, 2018, and October 1, 2017, net of tax, are as follows:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 29, 2019
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	8.2	(10.7)	(29.7)	(143.7)	(175.9)
Net (gains)/losses reclassified from AOCI to earnings	0.6	4.0	—	(1.7)	2.9
Other comprehensive income/(loss) attributable to Starbucks	8.8	(6.7)	(29.7)	(145.4)	(173.0)
Net gains/(losses) in AOCI, end of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 30, 2018
Net gains/(losses) in AOCI, beginning of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)
Net gains/(losses) recognized in OCI before reclassifications	(5.1)	17.9	5.6	(216.6)	(198.2)
Net (gains)/losses reclassified from AOCI to earnings	2.7	3.9	—	16.9	23.5
Other comprehensive income/(loss) attributable to Starbucks	(2.4)	21.8	5.6	(199.7)	(174.7)
Net gains/(losses) in AOCI, end of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 1, 2017
Net gains/(losses) in AOCI, beginning of period	$1.1	$10.9	$1.3	$(121.7)	$(108.4)
Net gains/(losses) recognized in OCI before reclassifications	(6.6)	40.6	12.7	(40.7)	6.0
Net (gains)/losses reclassified from AOCI to earnings	3.0	(55.6)	—	(0.6)	(53.2)
Other comprehensive income/(loss) attributable to Starbucks	(3.6)	(15.0)	12.7	(41.3)	(47.2)
Net gains/(losses) in AOCI, end of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Earnings
	Fiscal Year Ended
	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Gains/(losses) on available-for-sale securities	$0.9	$(3.6)	$(4.1)	Interest income and other, net
Gains/(losses) on cash flow hedges	(3.9)	(3.9)	70.7	Please refer to Note 3, Derivative Instruments for additional information.
Translation adjustment (1)
Brazil	—	(24.1)	—	Net gain resulting from divestiture of certain operations
East China joint venture	—	7.2	—	Gain resulting from acquisition of joint venture
Taiwan joint venture	—	1.4	—	Net gain resulting from divestiture of certain operations
Thailand	1.7	—	—	Net gain resulting from divestiture of certain operations
Other	—	(1.7)	0.6	Interest income and other, net
	(1.3)	(24.7)	67.2	Total before tax
	(1.6)	1.2	(14.0)	Tax (expense)/benefit
	$(2.9)	$(23.5)	$53.2	Net of tax

(1)	Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign businesses.
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
As of September 29, 2019, there were 52.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 12.4 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Options	$20.0	$28.0	$44.3
RSUs	288.0	222.3	131.7
Total stock-based compensation expense recognized in the consolidated statements of earnings	$308.0	$250.3	$176.0
Total related tax benefit	$59.3	$62.4	$57.6
Total capitalized stock-based compensation included in net property, plant and equipment and inventories on the consolidated balance sheets	$3.4	$3.5	$1.9

Stock Option Plans
We provide stock options as a form of employee compensation, which are primarily time-vested. The majority of time-vested options become exercisable in four equal installments beginning a year from the grant date and generally expire 10 years from the grant date. Options granted to non-employee directors generally vest immediately or one year from grant. All outstanding stock options are non-qualified stock options.

The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal 2019, 2018 and 2017:

	Employee Stock Options Granted During the Period
Fiscal Year Ended	2019	2018	2017
Expected term (in years)	4.1	3.6	3.9
Expected stock price volatility	21.6%	20.5%	21.6%
Risk-free interest rate	2.9%	2.1%	1.5%
Expected dividend yield	2.1%	2.2%	1.8%
Weighted average grant price	$67.33	$56.56	$56.12
Estimated fair value per option granted	$11.06	$7.32	$8.56

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
Stock option transactions for the year ended September 29, 2019 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2018	27.3	$42.13	5.2	$418
Granted	0.5	67.33
Exercised	(11.6)	32.46
Expired/forfeited	(1.0)	56.13
Outstanding, September 29, 2019	15.2	49.45	5.0	592
Exercisable, September 29, 2019	10.2	45.38	3.7	440
Vested and expected to vest, September 29, 2019	14.9	49.33	5.0	583

The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of September 29, 2019, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested options was approximately $5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 1.6 years. The total intrinsic value of options exercised was $466 million, $236 million, and $181 million during fiscal 2019, 2018 and 2017, respectively. The total fair value of options vested was $31 million, $53 million, and $40 million during fiscal 2019, 2018 and 2017, respectively.
RSUs
We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject solely to the employee’s continuing employment. The time-vested RSUs either vest in two or four equal annual installments beginning a year from the grant date. Our performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if we achieve specified performance goals during the performance period and the grantee remains employed through the vesting period.

RSU transactions for the year ended September 29, 2019 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 30, 2018	11.2	$55.62	1.0	$636
Granted	4.6	68.14
Vested	(4.6)	55.71
Forfeited/canceled	(2.3)	59.88
Nonvested, September 29, 2019	8.9	62.56	1.1	788

For fiscal 2018 and 2017, the weighted average fair value per RSU granted was $56.48 and $54.30, respectively. As of September 29, 2019, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $165 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of RSUs vested was $255 million, $166 million and $182 million during fiscal 2019, 2018 and 2017, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.4 million in fiscal 2019.
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
Our matching contributions to all U.S. and non-U.S. plans were $122.1 million, $111.7 million and $101.4 million in fiscal 2019, 2018 and 2017, respectively.
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
While the Tax Act provides for a modified territorial tax system, global intangible low-taxed income (“GILTI”) provisions are applied providing an incremental tax on foreign income. We have made a policy election to classify taxes due under the GILTI provision as a current period expense.
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
United States	$3,518.7	$4,826.0	$3,393.0
Foreign	947.5	954.0	924.5
Total earnings before income taxes	$4,466.2	$5,780.0	$4,317.5

Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Current taxes:
U.S. federal	$1,414.3	$156.2	$931.0
U.S. state and local	447.8	52.0	170.8
Foreign	458.3	327.0	216.6
Total current taxes	2,320.4	535.2	1,318.4
Deferred taxes:
U.S. federal	(1,074.5)	633.7	121.2
U.S. state and local	(322.4)	101.5	14.2
Foreign	(51.9)	(8.4)	(21.2)
Total deferred taxes	(1,448.8)	726.8	114.2
Total income tax expense	$871.6	$1,262.0	$1,432.6

Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Statutory rate	21.0%	24.5%	35.0%
State income taxes, net of federal tax benefit	2.1	2.1	2.8
Foreign rate differential	(0.1)	(0.1)	(2.8)
Excess tax benefits of stock-based compensation	(2.1)	(0.9)	—
Residual tax on foreign earnings	1.7	—	—
Foreign derived intangible income	(1.5)	—	—
Tax impacts related to sale of certain operations	(1.3)	—	—
Domestic production activity deduction	—	—	(1.8)
Gain resulting from acquisition of joint venture	—	(5.8)	—
Impact of the Tax Act	—	2.8	—
Other, net	(0.3)	(0.8)	—
Effective tax rate	19.5%	21.8%	33.2%

In the first quarter of fiscal 2019, we revised our indefinite reinvestment assertions for prior years' earnings from certain foreign subsidiaries. This change did not have a material impact to our financial results. As of September 29, 2019, in foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between the accounting basis and tax basis was approximately $1.3 billion, for which there could be up to approximately $300 million of unrecognized tax liability.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 29, 2019	Sep 30, 2018
Deferred tax assets:
Property, plant and equipment	$66.5	$67.4
Intangible assets and goodwill	230.0	—
Accrued occupancy costs	121.6	109.0
Accrued compensation and related costs	62.7	64.2
Stored value card liability and deferred revenue	1,649.0	144.2
Stock-based compensation	77.5	96.7
Net operating losses	75.6	79.2
Other	130.7	129.5
Total	$2,413.6	$690.2
Valuation allowance	(75.1)	(129.3)
Total deferred tax asset, net of valuation allowance	$2,338.5	$560.9
Deferred tax liabilities:
Property, plant and equipment	(400.9)	(348.1)
Intangible assets and goodwill	(209.9)	(274.2)
Other	(148.3)	(74.1)
Total	(759.1)	(696.4)
Net deferred tax asset (liability)	$1,579.4	$(135.5)
Reported as:
Deferred income tax assets	1,765.8	134.7
Deferred income tax liabilities (included in Other long-term liabilities)	(186.4)	(270.2)
Net deferred tax asset (liability)	$1,579.4	$(135.5)

The valuation allowance as of September 29, 2019 and September 30, 2018 was primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries.
As of September 29, 2019, we had federal net operating loss carryforwards of $41.8 million which have an indefinite carryforward period, state net operating loss carryforwards of $78.1 million which will begin to expire in fiscal 2024, state tax credit carryforwards of $3.5 million which will begin to expire in fiscal 2024, and foreign net operating loss carryforwards of $246.2 million, of which $109.5 million have an indefinite carryforward period and the remainder expire at various dates starting from fiscal 2020.
Uncertain Tax Positions
As of September 29, 2019, we had $132.1 million of gross unrecognized tax benefits of which $113.2 million, if recognized, would affect our effective tax rate. We recognized a benefit of $2.8 million, a benefit of $0.5 million and an expense of $5.2 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2019, 2018 and 2017, respectively. As of September 29, 2019 and September 30, 2018, we had accrued interest and penalties of $10.0 million and $12.8 million, respectively, within our consolidated balance sheets.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Beginning balance	$224.6	$196.9	$146.5
Increase related to prior year tax positions	3.8	17.5	10.4
Decrease related to prior year tax positions	(75.3)	(41.8)	—
Increase related to current year tax positions	18.5	62.4	41.3
Decreases related to settlements with taxing authorities	(16.4)	(4.5)	—
Decrease related to lapsing of statute of limitations	(23.1)	(5.9)	(1.3)
Ending balance	$132.1	$224.6	$196.9

We are currently under examination, or may be subject to examination, by various U.S. federal, state, local and foreign tax jurisdictions for fiscal 2008 through 2018. We are no longer subject to U.S. federal examination for years prior to fiscal 2016. We are no longer subject to U.S. state examination for years prior to fiscal 2011. We are no longer subject to examination in any material international markets prior to 2008.
It is reasonably possible that up to $29 million of the Company's gross unrecognized tax benefits may be recognized by the end of fiscal 2020 for reasons such as a lapse of the statute of limitations or resolution of examinations with tax authorities.
Note 14:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Net earnings attributable to Starbucks	$3,599.2	$4,518.3	$2,884.7
Weighted average common shares outstanding (for basic calculation)	1,221.2	1,382.7	1,449.5
Dilutive effect of outstanding common stock options and RSUs	12.0	11.9	12.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,233.2	1,394.6	1,461.5
EPS — basic	$2.95	$3.27	$1.99
EPS — diluted	$2.92	$3.24	$1.97

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. As of September 29, 2019, we had no out-of-the-money stock options, compared to 14.1 million and 11.4 million as of September 30, 2018 and October 1, 2017, respectively.
Note 15:    Commitments and Contingencies
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation will be effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference before the trial judge to discuss discovery issues and dispositive motions is scheduled for January 21, 2020. At this stage of the proceedings, Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible. Accordingly, no loss contingency was recorded for this matter.

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
We have three reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada, and Latin America; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, and Africa; and 3) Channel Development.
Americas and International operations sell coffee and other beverages, complementary food, packaged coffees, single-serve coffee products and a focused selection of merchandise through company-operated stores and licensed stores. Our Americas segment is our most mature business and has achieved significant scale.
Channel Development revenues include packaged coffee sales, tea and ready-to-drink beverages to customers outside of our company-operated and licensed stores. Historically revenues have included domestic and international sales of our packaged coffee, tea and ready-to-drink products to grocery, warehouse club and specialty retail stores and through institutional foodservice companies which serviced businesses. Since the fourth quarter of fiscal 2018, most of our Channel Development revenues are from product sales to and royalty revenues from Nestlé. The collaborative business relationships for ready-to-drink products and the associated revenues remain unchanged due to the Global Coffee Alliance.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Sep 29, 2019		Sep 30, 2018		Oct 1, 2017
Beverage	$15,921.2	60%	$14,463.1	59%	$12,915.0	58%
Food	4,792.8	18%	4,397.7	18%	3,832.1	17%
Packaged and single-serve coffees and teas	2,126.8	8%	2,797.5	11%	2,883.6	13%
Other (1)	3,667.8	14%	3,061.2	12%	2,756.1	12%
Total	$26,508.6	100%	$24,719.5	100%	$22,386.8	100%

(1)	“Other” primarily consists of royalty and licensing revenues, beverage-related ingredients, serveware, and ready-to-drink beverages, among other items.

Information by geographic area (in millions):

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017
Net revenues:
United States	$18,622.7	$17,409.4	$16,527.1
Other countries	7,885.9	7,310.1	5,859.7
Total	$26,508.6	$24,719.5	$22,386.8

Long-lived assets:
United States	$7,330.2	$5,635.9	$5,848.3
Other countries	6,235.5	6,026.3	3,234.0
Total	$13,565.7	$11,662.2	$9,082.3

No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. consist primarily of revenues from China, Japan, Canada and the U.K., which together account for approximately 83% of net revenues from other countries for fiscal 2019.
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
The table below presents financial information for our reportable operating segments and Corporate and Other segment for the years ended September 29, 2019, September 30, 2018 and October 1, 2017.

(in millions)	Americas	International	Channel Development	Corporate and Other	Total
Fiscal 2019
Total net revenues	$18,259.0	$6,190.7	$1,992.6	$66.3	$26,508.6
Depreciation and amortization expenses	696.1	511.5	13.0	156.7	1,377.3
Income from equity investees	—	102.4	195.6	—	298.0
Operating income/(loss)	3,782.8	964.7	697.5	(1,367.1)	4,077.9
Total assets	$4,446.7	$6,724.6	$132.2	$7,916.1	$19,219.6

Fiscal 2018
Total net revenues	$16,748.6	$5,551.2	$2,297.3	$122.4	$24,719.5
Depreciation and amortization expenses	641.0	447.6	1.3	157.1	1,247.0
Income from equity investees	—	117.4	183.8	—	301.2
Operating income/(loss)	3,485.2	872.8	927.1	(1,401.8)	3,883.3
Total assets	$4,473.7	$6,361.9	$148.2	$13,172.6	$24,156.4

Fiscal 2017
Total net revenues	$15,629.4	$4,204.3	$2,256.6	$296.5	$22,386.8
Depreciation and amortization expenses	616.1	233.2	3.0	159.1	1,011.4
Income from equity investees	—	197.0	194.4	—	391.4
Operating income/(loss)	3,577.2	835.6	967.0	(1,245.1)	4,134.7
Total assets	$3,374.9	$3,117.1	$129.1	$7,744.5	$14,365.6

Note 17:    Selected Quarterly Financial Information (unaudited; in millions, except EPS)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2019:
Net revenues	$6,632.7	$6,305.9	$6,823.0	$6,747.0	$26,508.6
Operating income	1,015.7	857.7	1,121.3	1,083.3	4,077.9
Net earnings attributable to Starbucks	760.6	663.2	1,372.8	802.9	3,599.2
EPS — diluted	0.61	0.53	1.12	0.67	2.92
Fiscal 2018:
Net revenues	$6,073.7	$6,031.8	$6,310.3	$6,303.6	$24,719.5
Operating income	1,116.1	772.5	1,038.2	956.6	3,883.3
Net earnings attributable to Starbucks	2,250.2	660.1	852.5	755.8	4,518.3
EPS — diluted	1.57	0.47	0.61	0.56	3.24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the "Company") as of September 29, 2019 and September 30, 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for each of the three years in the period ended September 29, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and September 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - China Company-Operated Reporting Unit - Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
We identified goodwill for the China company-operated reporting unit (“China”) as a critical audit matter. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses a discounted cash flow model to estimate the fair value of the reporting unit, which requires management to make subjective estimates and assumptions, particularly related to the forecast of future revenues.
The total goodwill balance of the International Segment was $2,958.4 million as of September 29, 2019, of which the majority was allocated to China. The sensitivity of operating results in China to changes in market risk factors, such as economic conditions, regulatory environment, and competition, required the application of a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecast of future revenues.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s forecast of future revenues used by management to estimate the fair value of China included the following, among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including the controls related to management’s forecast of future revenues

•	We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecast

•	We assessed the reasonableness of the forecast of future revenues by comparing the forecast to:
-      Historical revenues
-      Internal communications to management and the Board of Directors
-      Forecast information included in analyst and industry reports for the Company
-      Historical and forecast information included in macro-economic reports for the China market
-      Subsequent forecasts, to evaluate for changes made by management since the annual measurement date through issuance of the financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
November 15, 2019
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
During the fourth quarter of fiscal 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 29, 2019).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 29, 2019.
Our internal control over financial reporting as of September 29, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 29, 2019, of the Company and our report dated November 15, 2019, expressed an unqualified opinion on those financial statements.
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
November 15, 2019

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Information about our Executive Officers.”
We adopted a code of ethics that applies to our chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at www.starbucks.com/about-us/company-information/corporate-governance. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief operating officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.starbucks.com/about-us/company-information/corporate-governance or in a report on Form 8-K filed with the SEC.
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Beneficial Ownership of Common Stock — Delinquent Section 16(a) Reports,” “Corporate Governance — Board Committees and Related Matters” and “Corporate Governance — Audit and Compliance Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2020 (the “Proxy Statement”).

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the section entitled “Executive Compensation,” in the Proxy Statement.

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
The information required by this item is incorporated by reference to the sections entitled “Proposal 3 - Ratification of Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees” and “Proposal 3 - Ratification of Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm - Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:
1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:

•	Consolidated Statements of Earnings for the fiscal years ended September 29, 2019, September 30, 2018, and October 1, 2017;

•	Consolidated Statements of Comprehensive Income for the fiscal years ended September 29, 2019, September 30, 2018, and October 1, 2017;

•	Consolidated Balance Sheets as of September 29, 2019 and September 30, 2018;

•	Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2019, September 30, 2018, and October 1, 2017;

•	Consolidated Statements of Equity for the fiscal years ended September 29, 2019, September 30, 2018, and October 1, 2017;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Transaction Agreement, dated as of May 6, 2018 by and between Starbucks Corporation and Nestlé S.A.	8-K	0-20322	5/7/2018	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	6/5/2018	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	S-3ASR	333-213645	9/15/2016	4.1
4.2	First Supplemental Indenture, dated March 17, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services, DAC, UK Branch, as paying agent (0.372% Senior Notes due 2024)	8-K	0-20322	3/20/2017	4.2
4.3	Form of 0.372% Senior Note due March 15, 2024	8-K	0-20322	3/20/2017	4.3
4.4	Second Supplemental Indenture, dated as of November 22, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.200% Senior Notes due 2020 and 3.750% Senior Notes due 2047)	8-K	0-20322	11/22/2017	4.2
4.5	Form of 2.200% Senior Notes due November 22, 2020 (included in Exhibit 4.2)	8-K	0-20322	11/22/2017	4.3
4.6	Form of 3.750% Senior Notes due December 1, 2047 (included in Exhibit 4.2)	8-K	0-20322	11/22/2017	4.4
4.7	Third Supplemental Indenture, dated as of February 28, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.100% Senior Notes due 2023 and 3.500% Senior Notes due 2028)	8-K	0-20322	2/28/2018	4.2
4.8	Form of 3.100% Senior Notes due March 1, 2023	8-K	0-20322	2/28/2018	4.3
4.9	Form of 3.500% Senior Notes due March 1, 2028	8-K	0-20322	2/28/2018	4.4
4.10	Fourth Supplemental Indenture, dated as of August 10, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.800% Senior Notes due 2025, 4.000% Senior Notes due 2028 and 4.500% Senior Notes due 2048)	8-K	0-20322	8/10/2018	4.2
4.11	Form of 3.800% Senior Notes due August 15, 2025	8-K	0-20322	8/10/2018	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.12	Form of 4.000% Senior Notes due November 15, 2028	8-K	0-20322	8/10/2018	4.4
4.13	Form of 4.500% Senior Notes due November 15, 2048	8-K	0-20322	8/10/2018	4.5
4.14	Fifth Supplemental Indenture, dated as of May 13, 2019, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.550% Senior Notes due 2029 and 4.450% Senior Notes due 2049)	8-K	0-20322	5/13/2019	4.2
4.15	Form on 3.550% Senior Notes due August 15, 2029 (included in Exhibit 4.2)	8-K	0-20322	5/13/2019	4.3
4.16	Form on 4.450% Senior Notes due August 15, 2049 (included in Exhibit 4.2)	8-K	0-20322	5/13/2019	4.4
4.17	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.18	Second Supplemental Indenture, dated as of September 6, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (3.850% Senior Notes due October 1, 2023)	8-K	0-20322	9/6/2013	4.2
4.19	Form of 3.850% Senior Notes due October 1, 2023	8-K	0-20322	9/6/2013	4.3
4.20	Third Supplemental Indenture, dated as of December 5, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (0.875% Senior Notes due 2016 and 2.000% Senior Notes due 2018)	8-K	0-20322	12/5/2013	4.2
4.21	Form of 2.000% Senior Notes due December 5, 2018	8-K	0-20322	12/5/2013	4.4
4.22	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.700% Senior Notes due June 15, 2022 and 4.300% Senior Notes due June 15, 2045)	8-K	0-20322	6/10/2015	4.2
4.23	Form of 2.700% Senior Notes due June 15, 2022	8-K	0-20322	6/10/2015	4.3
4.24	Form of 4.300% Senior Notes due June 15, 2045	8-K	0-20322	6/10/2015	4.4
4.25	Fifth Supplemental Indenture, dated as of February 4, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.100% Senior Notes due February 4, 2021)	8-K	0-20322	2/4/2016	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.26	Form of 2.100% Senior Notes due February 4, 2021	8-K	0-20322	2/4/2016	4.3
4.27	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 15, 2026)	8-K	0-20322	5/16/2016	4.4
4.28	Form of 2.450% Senior Notes due June 15, 2026	8-K	0-20322	5/16/2016	4.5
4.29	Description of Securities					X
10.1*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	8/1/2017	10.1
10.2*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated on June 25, 2019	10-Q	0-20322	7/30/2019	10.1
10.3*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.4*	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/2003	10.9
10.5*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011, as amended and restated effective September 11, 2018	10-K	0-20322	11/16/2018	10.5
10.6*	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/2006	10.12
10.7*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013, as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date, and as amended and restated by the Board on September 11, 2018	10-K	0-20322	11/16/2018	10.7
10.8*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.9*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 11, 2018	10-K	0-20322	11/16/2018	10.9
10.10*	Form of Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	5/2/2012	10.1
10.11*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.14
10.12*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	4/26/2016	10.2
10.13*	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	4/26/2016	10.3
10.14	Credit Agreement, dated October 25, 2017, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.	8-K	0-20322	10/30/2017	10.1
10.15	Amended and Restated 364-Day Credit Agreement, dated October 24, 2018, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent and Swing Line Lender and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.	8-K	0-20322	10/26/2018	10.1
10.16
Description of Extension, dated as of October 23, 2019, to the Amended and Restated 364-Day Credit Agreement, dated as of October 24, 2018, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent and Swing Line Lender and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.
		8-K	0-20322	10/25/2019
10.17	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	0-20322	7/29/2016	10.1
10.18*	Form of Time Vested Restricted Stock Unit Grant Agreement (U.S.) under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2011	10.30

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.19*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.21
10.20*	Form of Performance Based Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.22
10.21*	Form of Global Key Employee Restricted Stock Unit Grant Agreement	10-K	0-20322	11/17/2017	10.24
10.22*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Effective November 2019)					X
10.23*	Form of Global Key Employee Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/17/2017	10.25
10.24*	Form of Global Key Employee Performance-Based Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/16/2018	10.23
10.25*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based)	10-K	0-20322	11/17/2017	10.26
10.26*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2019)					X
10.27*	Exclusive Aircraft Sublease (S/N 6003) dated as of September 27, 2013 by and between Cloverdale Services, LLC and Starbucks Corporation	10-Q	0-20322	4/29/2014	10.3
10.28*	Transition Agreement dated June 27, 2018 between Scott Maw and Starbucks Corporation	8-K/A	0-20322	6/29/2018	10.1
10.29*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	2/2/2010	10.3
10.30*	Letter Agreement dated May 16, 2012 between Starbucks Corporation and Lucy Lee Helm	10-K	0-20322	11/14/2014	10.33
10.31*	Offer Letter dated March 23, 2017 between Starbucks Corporation and Kevin Johnson	10-Q	0-20322	5/2/2017	10.1
10.32*	Offer Letter dated August 23, 2017 between Starbucks Corporation and Rosalind Brewer	8-K	0-20322	9/6/2017	10.1
10.33*	Offer Letter dated October 5, 2018 between Starbucks Corporation and Patrick J. Grismer	8-K	0-20322	10/9/2018	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	__	__	__	__	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101	The following financial statements from the Company’s 10-K for the fiscal year ended September 29, 2019, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X

*	Denotes a management contract or compensatory plan or arrangement.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ Kevin R. Johnson
Kevin R. Johnson president and chief executive officer

November 15, 2019
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Kevin R. Johnson, Patrick J. Grismer and Rachel A. Gonzalez, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 15, 2019.

	Signature	Title

By:	/s/ Kevin R. Johnson	president and chief executive officer, director (principal executive officer)
Kevin R. Johnson

By:	/s/ Patrick J. Grismer	executive vice president, chief financial officer (principal financial officer)
Patrick J. Grismer

By:	/s/ Jill L. Walker	senior vice president, Corporate Financial Services, and chief accounting officer (principal accounting officer)
Jill L. Walker

By:	/s/ Richard E. Allison, Jr.	director
Richard E. Allison, Jr.

By:	/s/ Rosalind G. Brewer	director
Rosalind G. Brewer

By:	/s/ Andrew Campion	director
Andrew Campion

By:	/s/ Mary N. Dillon	director
Mary N. Dillon

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Jørgen Vig Knudstorp	director
Jørgen Vig Knudstorp

By:	/s/ Isabel Ge Mahe	director
Isabel Ge Mahe

	Signature	Title

By:	/s/ Satya Nadella	director
Satya Nadella

By:	/s/ Joshua Cooper Ramo	director
Joshua Cooper Ramo

By:	/s/ Clara Shih	director
Clara Shih

By:	/s/ Javier G. Teruel	director
Javier G. Teruel

By:	/s/ Myron E. Ullman, III	director
Myron E. Ullman, III