Form 10-Q
period 2019-12-29
STARBUCKS CORP
filed 2020-01-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2019
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

Shares Outstanding as of January 22, 2020
1,173.7 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 29, 2019

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018
Net revenues:
Company-operated stores	$5,780.7	$5,370.3
Licensed stores	792.0	737.1
Other	524.4	525.3
Total net revenues	7,097.1	6,632.7
Cost of sales	2,236.4	2,175.8
Store operating expenses	2,821.5	2,586.8
Other operating expenses	101.8	97.6
Depreciation and amortization expenses	351.0	333.4
General and administrative expenses	434.2	448.0
Restructuring and impairments	6.3	43.2
Total operating expenses	5,951.2	5,684.8
Income from equity investees	73.9	67.8
Operating income	1,219.8	1,015.7
Interest income and other, net	15.9	24.8
Interest expense	(91.9)	(75.0)
Earnings before income taxes	1,143.8	965.5
Income tax expense	258.5	205.1
Net earnings including noncontrolling interests	885.3	760.4
Net earnings/(loss) attributable to noncontrolling interests	(0.4)	(0.2)
Net earnings attributable to Starbucks	$885.7	$760.6
Earnings per share - basic	$0.75	$0.61
Earnings per share - diluted	$0.74	$0.61
Weighted average shares outstanding:
Basic	1,180.4	1,242.0
Diluted	1,191.0	1,253.4
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018
Net earnings including noncontrolling interests	$885.3	$760.4
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(0.1)	2.2
Tax (expense)/benefit	—	(0.5)
Unrealized gains/(losses) on cash flow hedging instruments	32.4	(9.1)
Tax (expense)/benefit	(6.6)	1.8
Unrealized gains/(losses) on net investment hedging instruments	23.7	(21.9)
Tax (expense)/benefit	(6.0)	5.6
Translation adjustment and other	76.1	1.6
Tax (expense)/benefit	—	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(10.7)	8.1
Tax expense/(benefit)	2.3	(0.7)
Other comprehensive income/(loss)	111.1	(12.9)
Comprehensive income including noncontrolling interests	996.4	747.5
Comprehensive income/(loss) attributable to noncontrolling interests	(0.4)	(0.2)
Comprehensive income attributable to Starbucks	$996.8	$747.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 29, 2019	Sep 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,040.5	$2,686.6
Short-term investments	68.4	70.5
Accounts receivable, net	908.1	879.2
Inventories	1,408.7	1,529.4
Prepaid expenses and other current assets	474.0	488.2
Total current assets	5,899.7	5,653.9
Long-term investments	199.8	220.0
Equity investments	411.3	396.0
Property, plant and equipment, net	6,390.9	6,431.7
Operating lease, right-of-use asset	8,358.5	—
Deferred income taxes, net	1,731.4	1,765.8
Other long-term assets	484.7	479.6
Other intangible assets	739.1	781.8
Goodwill	3,515.9	3,490.8
TOTAL ASSETS	$27,731.3	$19,219.6
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,085.6	$1,189.7
Accrued liabilities	1,637.8	1,753.7
Accrued payroll and benefits	578.5	664.6
Income taxes payable	1,414.0	1,291.7
Current portion of operating lease liability	1,268.9	—
Store value card liability and current portion of deferred revenue	1,694.1	1,269.0
Short-term debt	497.9	—
Current portion of long-term debt	498.7	—
Total current liabilities	8,675.5	6,168.7
Long-term debt	10,653.2	11,167.0
Operating lease liability	7,711.7	—
Deferred revenue	6,748.8	6,744.4
Other long-term liabilities	701.2	1,370.5
Total liabilities	34,490.4	25,450.6
Shareholders’ equity/(deficit):
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,174.5 and 1,184.6 shares, respectively	1.2	1.2
Additional paid-in capital	41.1	41.1
Retained earnings/(deficit)	(6,414.8)	(5,771.2)
Accumulated other comprehensive loss	(387.4)	(503.3)
Total shareholders’ equity/(deficit)	(6,759.9)	(6,232.2)
Noncontrolling interests	0.8	1.2
Total equity/(deficit)	(6,759.1)	(6,231.0)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$27,731.3	$19,219.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$885.3	$760.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	369.2	350.8
Deferred income taxes, net	10.4	(354.6)
Income earned from equity method investees	(62.9)	(55.0)
Distributions received from equity method investees	64.3	63.7
Stock-based compensation	90.3	97.3
Non-cash lease costs	294.9	—
Other	5.1	6.1
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(22.9)	(28.8)
Inventories	122.8	44.8
Prepaid expenses and other current assets	(28.5)	847.3
Income taxes payable	125.1	489.3
Accounts payable	(110.3)	(21.3)
Deferred revenue	426.7	362.7
Operating lease liability	(301.6)	—
Other operating assets and liabilities	(31.8)	(183.7)
Net cash provided by operating activities	1,836.1	2,379.0
INVESTING ACTIVITIES:
Purchases of investments	(38.0)	(108.7)
Sales of investments	64.6	32.1
Maturities and calls of investments	1.3	14.2
Additions to property, plant and equipment	(394.3)	(431.4)
Other	(19.9)	(16.6)
Net cash used in investing activities	(386.3)	(510.4)
FINANCING ACTIVITIES:
Net proceeds from issuance of commercial paper	398.9	—
Proceeds from issuance of commercial paper (maturities longer than 90 days)	99.0	—
Repayments of long-term debt	—	(350.0)
Proceeds from issuance of common stock	33.1	108.4
Cash dividends paid	(484.2)	(446.7)
Repurchase of common stock	(1,091.4)	(5,114.7)
Minimum tax withholdings on share-based awards	(78.4)	(55.3)
Other	—	(0.3)
Net cash used by financing activities	(1,123.0)	(5,858.6)
Effect of exchange rate changes on cash and cash equivalents	27.1	(4.7)
Net increase/(decrease) in cash and cash equivalents	353.9	(3,994.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,686.6	8,756.3
End of period	$3,040.5	$4,761.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$87.2	$73.0
Income taxes/(refunds)	$92.1	$(707.3)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended December 29, 2019 and December 30, 2018
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
Cumulative effect of adoption of new accounting guidance	—	—	—	12.5	4.8	17.3	—	17.3
Net earnings/(loss)	—	—	—	885.7	—	885.7	(0.4)	885.3
Other comprehensive income/(loss)	—	—	—	—	111.1	111.1	—	111.1
Stock-based compensation expense	—	—	91.3	—	—	91.3	—	91.3
Exercise of stock options/vesting of RSUs	2.8	—	(54.1)	—	—	(54.1)	—	(54.1)
Sale of common stock	0.1	—	8.9	—	—	8.9	—	8.9
Repurchase of common stock	(13.0)	—	(46.1)	(1,061.8)	—	(1,107.9)	—	(1,107.9)
Cash dividends declared, $0.41 per share	—	—	—	(480.0)	—	(480.0)	—	(480.0)
Balance, December 29, 2019	1,174.5	$1.2	$41.1	$(6,414.8)	$(387.4)	$(6,759.9)	$0.8	$(6,759.1)

Balance, September 30, 2018	1,309.1	$1.3	$41.1	$1,457.4	$(330.3)	$1,169.5	$6.3	$1,175.8
Cumulative effect of adoption of new accounting guidance	—	—	—	495.6	—	495.6	—	495.6
Net earnings/(loss)	—	—	—	760.6	—	760.6	(0.2)	760.4
Other comprehensive income/(loss)	—	—	—	—	(12.9)	(12.9)	—	(12.9)
Stock-based compensation expense	—	—	98.0	—	—	98.0	—	98.0
Exercise of stock options/vesting of RSUs	6.0	—	45.0	—	—	45.0	—	45.0
Sale of common stock	0.2	—	8.1	—	—	8.1	—	8.1
Repurchase of common stock	(72.0)	(0.1)	(151.1)	(4,848.8)	—	(5,000.0)	—	(5,000.0)
Cash dividends declared, $0.36 per share	—	—	—	(448.8)	—	(448.8)	—	(448.8)
Balance, December 30, 2018	1,243.3	$1.2	$41.1	$(2,584.0)	$(343.2)	$(2,884.9)	$6.1	$(2,878.8)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of December 29, 2019, and for the quarters ended December 29, 2019 and December 30, 2018, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 29, 2019 and December 30, 2018 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
In the fourth quarter of fiscal 2019, we changed the classification of certain costs on our consolidated statements of earnings and revised prior period information to be consistent with the current period presentation. The most significant impact to the first quarter of fiscal 2019 was the reclassification of our company-operated store occupancy costs from costs of sales to store operating expenses of approximately $582.9 million. We also made certain other immaterial changes. There was no impact to consolidated revenues, consolidated operating income, or net earnings per share as a result of these changes. Additionally, certain prior period information on the consolidated statements of cash flows was reclassified to conform to the current year presentation.
The financial information as of September 29, 2019 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 29, 2019 (“fiscal 2019”) included in Item 8 in the Fiscal 2019 Annual Report on Form 10-K (“10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 29, 2019 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2020 (“fiscal 2020”).
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
On September 30, 2019, we adopted the new guidance from the Financial Accounting Standards Board (“FASB”) on the recognition and measurement of leases utilizing the modified retrospective approach. As a result, the prior period information reported under the previous lease guidance has not been restated.
As permitted under the new guidance, we elected the package of practical expedients, which allowed us to retain our prior conclusions regarding lease identification, classification and initial direct costs. For our lease agreements with lease and non-lease components, we elected the practical expedient to account for these as a single lease component for all underlying classes of assets. For our adoption, we did not elect to use hindsight for our existing leases. Additionally, for short-term leases with an initial lease term of 12 months or less and with purchase options we are reasonably certain will not be exercised, we elected to not record right-of-use assets or corresponding lease obligations on our consolidated balance sheet. We will continue to record rent expense for each short-term lease on a straight-line basis over the lease term.
The new guidance had a material impact on our consolidated balance sheet; however, it did not have a material impact on our consolidated statement of earnings. The most material impact was the recognition of right-of-use assets of $8.4 billion, with corresponding lease liabilities of $9.0 billion relating to our operating leases. Existing deferred rent and tenant improvement allowances of approximately $568.0 million, previously recorded within other long-term liabilities, were recorded as an offset to our gross operating lease right-of-use assets. Additionally, pursuant to the transition guidance, we derecognized build-to-suit lease assets, previously recorded in property, plant and equipment, net, along with the corresponding liabilities on the consolidated balance sheet as of September 30, 2019. Accordingly, these leases have been recorded as operating leases as of the adoption date and are now included in operating lease, right-of-use assets and operating lease liabilities on the consolidated balance sheet as of December 29, 2019. As of the adoption date, accumulated deficit within shareholder's equity on our consolidated balance sheet decreased by $17.3 million, primarily related to the derecognition of build-to-suit leasing arrangements.
See Note 9, Leases, for further discussion regarding the adoption of the new guidance.
In the first quarter of fiscal 2020, we adopted the new guidance from the FASB on the reclassification of certain tax effects from accumulated other comprehensive income (“AOCI”) which permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from AOCI to retained earnings. The guidance was adopted prospectively with no material impact on the consolidated financial statements as of December 29, 2019.

Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles. The guidance will be effective at the beginning of our first quarter of fiscal 2022. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. We are currently evaluating the impacts of adoption of the new guidance to our consolidated financial statements.
Note 2: Acquisitions, Divestitures and Strategic Alliance
Fiscal 2019
In the third quarter of fiscal 2019, we sold our company-operated retail business in Thailand to Coffee Concepts Thailand, a joint venture between Maxim's Caterers Limited and F&N Retail Connection Co. Ltd, converting this operation to a fully licensed market. This transaction resulted in a pre-tax gain of $601.9 million, which was included in net gains resulting from divestiture of certain operations on our consolidated statements of earnings.
In the second quarter of fiscal 2019, we sold our company-operated retail businesses in France and the Netherlands to Alsea, S.A.B. de C.V. converting these operations to fully licensed markets. These transactions did not have a material impact to our consolidated financial statements.
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
To hedge the exposure to changes in the fair value of our fixed-rate debt, we enter into interest rate swap agreements, which are designated as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. Refer to Note 8 Debt, for additional information on our long-term debt.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Dec 29, 2019	Sep 29, 2019
Cash Flow Hedges:
Interest rates	$17.8	$0.5	$2.5	154
Cross-currency swaps	(0.8)	(1.4)	—	59
Foreign currency - other	8.1	12.9	4.7	36
Coffee	8.6	(1.0)	6.5	24
Dairy	—	—	—	4
Net Investment Hedges:
Foreign currency	16.0	16.0	—	0
Cross-currency swaps	5.6	—	—	117
Foreign currency debt	(13.9)	(26.1)	—	51
Pretax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Dec 29, 2019	Dec 30, 2018	Dec 29, 2019	Dec 30, 2018
Cash Flow Hedges:
Interest rates	$20.0	$(15.7)	$0.8	$1.4	Interest expense
Cross-currency swaps	6.2	(8.0)	(0.2)	(0.4)	Interest expense
			5.6	(11.3)	Interest income and other, net
Foreign currency - other	(4.7)	14.6	1.7	1.4	Licensed stores revenues
			(0.3)	0.5	Cost of sales
Coffee	11.0	—	—	(0.2)	Cost of sales
Dairy	(0.1)	—	—	—
Net Investment Hedges:
Cross-currency swaps	10.7	—	3.3	—	Interest expense
Foreign currency debt	13.0	(21.9)	—	—

Pretax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended
		Dec 29, 2019	Dec 30, 2018
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$3.4	$(7.9)
Dairy	Interest income and other, net	—	(2.1)
Diesel fuel and other commodities	Interest income and other, net	0.9	(6.6)
Fair Value Hedges:
Interest rate swap	Interest expense	(10.9)	16.1
Long-term debt (hedged item)	Interest expense	4.2	(16.9)
Notional amounts of outstanding derivative contracts (in millions):

	Dec 29, 2019	Sep 29, 2019
Interest rate swap	$1,500	$1,500
Cross-currency swaps	1,021	341
Foreign currency - other	1,140	1,125
Coffee	43	52
Dairy	3	1
Diesel fuel and other commodities	15	17

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Dec 29, 2019	Sep 29, 2019
Designated Derivative Instruments:
Interest rates	Other long-term assets	$17.5	$0.1
Cross-currency swaps	Other long-term assets	12.0	0.2
Foreign currency - other	Prepaid expenses and other current assets	8.9	11.4
	Other long-term assets	5.7	7.8
Coffee	Prepaid expenses and other current assets	9.8	—
	Other long-term assets	0.1	—
Interest rate swap	Other long-term assets	7.3	18.2
Non-designated Derivative Instruments:
Foreign currency	Prepaid expenses and other current assets	3.5	1.0
Diesel fuel and other commodities	Prepaid expenses and other current assets	1.0	0.2

		Derivative Liabilities
	Balance Sheet Location	Dec 29, 2019	Sep 29, 2019
Designated Derivative Instruments:
Interest rates	Other long-term liabilities	$—	$2.6
Cross-currency swaps	Other long-term liabilities	7.4	9.7
Foreign currency - other	Accrued liabilities	1.7	0.6
	Other long-term liabilities	1.1	0.1
Coffee	Accrued liabilities	—	1.0
	Other long-term liabilities	—	0.1
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	1.6	3.0
Diesel fuel and other commodities	Accrued liabilities	0.1	1.1
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Dec 29, 2019	Sep 29, 2019	Dec 29, 2019	Sep 29, 2019
Location on the balance sheet
Long-term debt	$757.6	$761.8	$7.6	$11.8
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at December 29,2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,040.5	$3,040.5	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.5	—	0.5	—
Corporate debt securities	3.5	—	3.5	—
Total available-for-sale debt securities	4.0	—	4.0	—
Marketable equity securities	64.4	64.4	—	—
Total short-term investments	68.4	64.4	4.0	—
Prepaid expenses and other current assets:
Derivative assets	23.2	9.8	13.4	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	91.1	—	91.1	—
Auction rate securities	5.8	—	—	5.8
U.S. government treasury securities	98.6	98.6	—	—
State and local government obligations	3.6	—	3.6	—
Mortgage and other asset-backed securities	0.7	—	0.7	—
Total long-term investments	199.8	98.6	95.4	5.8
Other long-term assets:
Derivative assets	42.6	0.1	42.5	—
Total assets	$3,374.5	$3,213.4	$155.3	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.4	$—	$3.4	$—
Other long-term liabilities:
Derivative liabilities	8.5	—	8.5	—
Total liabilities	$11.9	$—	$11.9	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,686.6	$2,686.6	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.5	—	0.5	—
Corporate debt securities	3.5	—	3.5	—
Total available-for-sale debt securities	4.0	—	4.0	—
Marketable equity securities	66.5	66.5	—	—
Total short-term investments	70.5	66.5	4.0	—
Prepaid expenses and other current assets:
Derivative assets	12.6	—	12.6	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	101.2	—	101.2	—
Auction rate securities	5.8	—	—	5.8
U.S. government treasury securities	106.5	106.5	—	—
State and local government obligations	4.9	—	4.9	—
Mortgage and other asset-backed	1.6	—	1.6	—
Total long-term investments	220.0	106.5	107.7	5.8
Other long-term assets:
Derivative assets	26.3	—	26.3	—
Total assets	$3,016.0	$2,859.6	$150.6	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$5.7	$1.1	$4.6	$—
Other long-term liabilities:
Derivative liabilities	12.5	—	12.5	—
Total liabilities	$18.2	$1.1	$17.1	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of December 29, 2019 and September 29, 2019.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the quarters ended December 29, 2019 and December 30, 2018.

Note 5: Inventories (in millions):

	Dec 29, 2019	Sep 29, 2019
Coffee:
Unroasted	$609.3	$656.5
Roasted	253.7	276.5
Other merchandise held for sale	269.1	288.0
Packaging and other supplies	276.6	308.4
Total	$1,408.7	$1,529.4
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of December 29, 2019, we had committed to purchasing green coffee totaling $992 million under fixed-price contracts and an estimated $456 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet Information (in millions):
Prepaid Expenses and Other Current Assets

	Dec 29, 2019	Sep 29, 2019
Income tax receivable	$141.0	$141.1
Other prepaid expenses and current assets	333.0	347.1
Total prepaid expenses and current assets	$474.0	$488.2
Property, Plant and Equipment, net

	Dec 29, 2019	Sep 29, 2019
Land	$46.8	$46.8
Buildings	569.7	691.5
Leasehold improvements	8,121.7	7,948.6
Store equipment	2,722.8	2,659.5
Roasting equipment	783.9	769.6
Furniture, fixtures and other	1,818.8	1,799.0
Work in progress	360.3	358.5
Property, plant and equipment, gross	14,424.0	14,273.5
Accumulated depreciation	(8,033.1)	(7,841.8)
Property, plant and equipment, net	$6,390.9	$6,431.7
Accrued Liabilities

	Dec 29, 2019	Sep 29, 2019
Accrued occupancy costs	$74.3	$176.9
Accrued dividends payable	482.4	485.7
Accrued capital and other operating expenditures	684.8	703.9
Self insurance reserves	218.0	210.5
Accrued business taxes	178.3	176.7
Total accrued liabilities	$1,637.8	$1,753.7

Note 7: Other Intangible Assets and Goodwill
Indefinite-lived intangible assets

(in millions)	Dec 29, 2019	Sep 29, 2019
Trade names, trademarks and patents	$206.5	$203.4

Finite-lived intangible assets

	Dec 29, 2019			Sep 29, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,084.3	$(589.7)	$494.6	$1,075.0	$(537.2)	$537.8
Acquired trade secrets and processes	27.6	(19.9)	7.7	27.6	(19.2)	8.4
Trade names, trademarks and patents	41.1	(23.7)	17.4	40.6	(22.9)	17.7
Licensing agreements	15.9	(12.6)	3.3	16.2	(12.2)	4.0
Other finite-lived intangible assets	22.4	(12.8)	9.6	22.0	(11.5)	10.5
Total finite-lived intangible assets	$1,191.3	$(658.7)	$532.6	$1,181.4	$(603.0)	$578.4
Amortization expense for finite-lived intangible assets was $54.1 million for the quarter ended December 29, 2019 and $54.5 million for the quarter ended December 30, 2018, respectively.
Estimated future amortization expense as of December 29, 2019 (in millions):

Fiscal Year Ending	Total
2020 (excluding the quarter ended December 29, 2019)	$162.6
2021	197.0
2022	163.3
2023	2.7
2024	2.1
Thereafter	4.9
Total estimated future amortization expense	$532.6
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 29, 2019	$496.7	$2,958.4	$34.7	$1.0	$3,490.8
Other(1)	0.3	24.8	—	—	25.1
Goodwill balance at December 29, 2019	$497.0	$2,983.2	$34.7	$1.0	$3,515.9
(1)“Other” primarily consists of changes in the goodwill balance resulting from foreign currency translation.
Note 8: Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of December 29, 2019, we had $497.9 million of borrowings outstanding under the program.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Dec 29, 2019		Sep 29, 2019		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
November 2020 notes	$500.0	$501	$500.0	$501	2.200%	2.228%
February 2021 notes	500.0	501	500.0	500	2.100%	2.293%
February 2021 notes	250.0	251	250.0	250	2.100%	1.600%
June 2022 notes	500.0	510	500.0	509	2.700%	2.819%
February 2023 notes	1,000.0	1,033	1,000.0	1,033	3.100%	3.107%
October 2023 notes(2)	750.0	797	750.0	798	3.850%	2.859%
March 2024 notes(3)	775.3	786	788.3	795	0.372%	0.462%
August 2025 notes	1,250.0	1,350	1,250.0	1,351	3.800%	3.721%
June 2026 notes	500.0	504	500.0	502	2.450%	2.511%
February 2028 notes	600.0	644	600.0	644	3.500%	3.529%
November 2028 notes	750.0	835	750.0	837	4.000%	3.958%
May 2029 notes	1,000.0	1,086	1,000.0	1,080	3.550%	3.871%
June 2045 notes	350.0	393	350.0	390	4.300%	4.348%
December 2047 notes	500.0	520	500.0	518	3.750%	3.765%
November 2048 notes	1,000.0	1,175	1,000.0	1,160	4.500%	4.504%
May 2049 notes	1,000.0	1,165	1,000.0	1,165	4.450%	4.433%
Total	11,225.3	12,051	11,238.3	12,033
Aggregate debt issuance costs and unamortized premium/(discount), net	(81.0)		(83.1)
Hedge accounting fair value adjustment(2)	7.6		11.8
Total	$11,151.9		$11,167.0
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.
(2)Amount includes the change in fair value due to changes in benchmark interest rates related to our October 2023 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.
(3)Japanese yen-denominated long-term debt.
The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 29, 2019, we were in compliance with all applicable covenants.
The following table summarizes our long-term debt maturities as of December 29, 2019 by fiscal year (in millions):

Fiscal Year	Total
2020	$—
2021	1,250.0
2022	500.0
2023	1,000.0
2024	1,525.3
Thereafter	6,950.0
Total	$11,225.3

Note 9: Leases
The following significant lease accounting policies from our most recent Annual Report on Form 10-K have been updated to reflect the adoption of FASB's new guidance on the recognition and measurement of leases.
The majority of our leases are operating leases for our company-operated retail store locations. We also lease, among other things, roasting, distribution and warehouse facilities and office space for corporate administrative purposes. We do not enter into lease transactions with related parties.
We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for all underlying classes of assets.
We recognize a right-of-use (“ROU”) asset and lease liability for each operating and finance lease with a contractual term greater than 12 months at the time of lease inception. We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
Our lease liability represents the present value of future lease payments over the lease term. Given our policy election to combine lease and non-lease components, we also consider fixed common area maintenance (“CAM”) part of our fixed future lease payments; therefore, fixed CAM is also included in our lease liability.
We cannot determine the interest rate implicit in each of our leases. Therefore, we use market and term-specific incremental borrowing rates. Our incremental borrowing rate for a lease is the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not borrow on a collateralized basis, we consider a combination of factors, including our credit-adjusted risk-free interest rate, the risk profile and funding cost of the specific geographic market of the lease, the lease term and the effect of adjusting the rate to reflect consideration of collateral. Our credit-adjusted risk-free rate takes into consideration interest rates we pay on our unsecured long-term bonds as well as quoted interest rates obtained from financial institutions.
Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs, variable lease costs and short-term lease costs. Most of our real estate leases require we pay certain expenses, such as CAM costs, real estate taxes and other executory costs, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. In addition to the above costs, variable lease costs also include amounts based on a percentage of gross sales in excess of specified levels and are recognized when probable and are not included in determining the present value of our lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our company-operated stores, and their related costs are recorded within store operating expenses.
The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs, and any tenant improvement allowances received. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.
The components of lease costs (in millions):

Quarter Ended
Dec 29, 2019
Operating lease costs(1)	$373.1
Variable lease costs	228.8
Short-term lease costs	8.3
Total lease costs	$610.2
(1)Operating lease costs includes an immaterial amount of sublease income.

The following table includes supplemental information (in millions):

Quarter Ended
Dec 29, 2019
Cash paid related to operating lease liabilities	$368.9
Operating lease liabilities arising from obtaining ROU assets(1)	226.4

Dec 29, 2019
Weighted-average remaining operating lease term	9.0 years
Weighted-average operating lease discount rate	2.5%
(1)Excludes the initial impact of adoption. See Note 1, Summary of Significant Accounting Policies for additional information.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. Finance leases were immaterial as of December 29, 2019.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year Ending	Dec 29, 2019
2020 excluding the quarter ended December 29, 2019)	$1,099.2
2021	1,393.3
2022	1,285.7
2023	1,155.5
2024	1,023.4
Thereafter	4,151.1
Total lease payments	10,108.2
Less imputed interest	(1,127.6)
Total	$8,980.6
As of December 29, 2019, we have entered into operating leases that have not yet commenced of $517.1 million, primarily related to real estate leases. These leases will commence between fiscal year 2020 and fiscal year 2025 with lease terms of 3 years to 20 years.
Previous Lease Guidance Disclosures
Rent expense under operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance, for the quarter ended December 30, 2018 (in millions):

Dec 30, 2018
Minimum rent	350.8
Contingent rent	55.7
Total	$406.5
As previously reported in our Annual Report on Form 10-K, the minimum future rental payments under non-cancelable operating leases and lease financing arrangements under the previous lease guidance as of September 29, 2019 (in millions):

Fiscal Year Ending	Operating Leases	Lease Financing Arrangements
2020	$1,432.9	$5.2
2021	1,342.2	5.2
2022	1,247.4	5.0
2023	1,124.3	5.0
2024	996.4	4.9
Thereafter	4,087.7	42.6
Total minimum lease payments	$10,230.9	$67.9

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the up-front prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance and our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
At December 29, 2019, the current and long-term deferred revenue related to the Nestlé up-front payment was $176.5 million and $6.6 billion, respectively. During the quarters ended December 29, 2019 and December 30, 2018, we recognized $44.2 million and $44.1 million in current and long-term deferred revenue, respectively, related to amortization of the up-front payment.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Total
Stored value cards and loyalty program at September 29, 2019	$1,113.7
Revenue deferred - card activations, card reloads and Stars earned	3,507.5
Revenue recognized - card and Stars redemptions and breakage	(3,061.9)
Other(1)	1.7
Stored value cards and loyalty program at December 29, 2019(2)	$1,561.0
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balance resulting from foreign currency translation.
(2)Approximately $1,460.9 million of this amount is current.
Note 11:  Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
December 29, 2019
Net gains/(losses) in AOCI, beginning of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)
Net gains/(losses) recognized in OCI before reclassifications	(0.1)	25.8	17.7	76.1	119.5
Net (gains)/losses reclassified from AOCI to earnings	0.1	(6.1)	(2.4)	—	(8.4)
Other comprehensive income/(loss) attributable to Starbucks	—	19.7	15.3	76.1	111.1
Cumulative effect of accounting adoption	(0.7)	3.0	2.5	—	4.8
Net gains/(losses) in AOCI, end of period	$3.2	$33.7	$7.7	$(432.0)	$(387.4)

December 30, 2018
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	1.7	(7.3)	(16.3)	1.6	(20.3)
Net (gains)/losses reclassified from AOCI to earnings	0.3	7.1	—	—	7.4
Other comprehensive income/(loss) attributable to Starbucks	2.0	(0.2)	(16.3)	1.6	(12.9)
Net gains/(losses) in AOCI, end of period	$(2.9)	$17.5	$3.3	$(361.1)	$(343.2)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 29, 2019	Dec 30, 2018
Gains/(losses) on available-for-sale debt securities	$(0.2)	$0.5	Interest income and other, net
Gains/(losses) on cash flow hedges	7.6	(8.6)	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	3.3	—	Interest income and other, net
	10.7	(8.1)	Total before tax
	(2.3)	0.7	Tax (expense)/benefit
	$8.4	$(7.4)	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of December 29, 2019.
During the quarter ended December 29, 2019, we repurchased 13.0 million shares of common stock for $1.1 billion. As of December 29, 2019, 16.2 million shares remained available for repurchase under current authorizations.
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
During the first quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend to shareholders of $0.41 per share to be paid on February 21, 2020 to shareholders of record as of the close of business on February 6, 2020.
Note 12: Employee Stock Plans
As of December 29, 2019, there were 45.8 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 12.3 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018
Options	$1.7	$8.3
Restricted Stock Units (“RSUs”)	88.6	88.9
Total stock-based compensation expense	$90.3	$97.2

Stock option and RSU transactions from September 29, 2019 through December 29, 2019 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2019	15.2	8.9
Granted	—	3.5
Options exercised/RSUs vested	(0.8)	(2.9)
Forfeited/expired	—	(0.3)
Options outstanding/Nonvested RSUs, December 29, 2019	14.4	9.2
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 29, 2019	$3.3	$294.9

Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018
Net earnings attributable to Starbucks	$885.7	$760.6
Weighted average common shares outstanding (for basic calculation)	1,180.4	1,242.0
Dilutive effect of outstanding common stock options and RSUs	10.6	11.4
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,191.0	1,253.4
EPS — basic	$0.75	$0.61
EPS — diluted	$0.74	$0.61
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. As of December 29, 2019, we had no out-of-the-money stock options, compared to 0.2 million as of December 30, 2018.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference before the trial judge to discuss the motions that each party has filed is scheduled for March 23, 2020. At this stage of the proceedings, Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is remote. Accordingly, no loss contingency was recorded for this matter.
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended
	Dec 29, 2019		Dec 30, 2018
Beverage(1)	$4,260.9	60%	$3,926.0	59%
Food(2)	1,281.4	18%	1,188.9	18%
Other(3)	1,554.8	22%	1,517.8	23%
Total	$7,097.1	100%	$6,632.7	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores as well as products sales to our licensees.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, beverage-related ingredients, and ready-to-drink beverages, among other items.
The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	International	Channel Development	Corporate and Other	Total
December 29, 2019
Total net revenues	$5,010.9	$1,571.1	$494.6	$20.5	$7,097.1
Depreciation and amortization expenses	189.2	126.6	0.3	34.9	351.0
Income from equity investees	—	30.9	43.0	—	73.9
Operating income/(loss)	$1,098.8	$275.9	$175.5	$(330.4)	$1,219.8

December 30, 2018
Total net revenues(1)	$4,612.5	$1,504.0	$504.6	$11.6	$6,632.7
Depreciation and amortization expenses	166.9	127.0	—	39.5	333.4
Income from equity investees	—	26.4	41.4	—	67.8
Operating income/(loss)	$968.7	$230.0	$175.8	$(358.8)	$1,015.7

(1)Prior period amounts have been restated to reflect the fourth quarter fiscal 2019 realigned Starbucks operating segment reporting structure.

Note 16: Subsequent Event
In late January 2020, we closed more than half of our stores in China and continue to monitor and modify the operating hours of all of our stores in the market in response to the outbreak of the coronavirus. This is expected to be temporary. Given the dynamic nature of these circumstances, the duration of business disruption, reduced customer traffic and related financial impact cannot be reasonably estimated at this time but are expected to materially affect our International segment and consolidated results for the second quarter and full year of fiscal 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, our focus on accelerating growth in high-returning businesses, the conversion of several market operations to fully licensed models, expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results, tax rates, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the likely issuance of additional debt and the applicable interest rate, the impact of the coronavirus outbreak on our financial results, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes, and potential outcomes and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the company's initiatives and plans, including the integration of the East China business and the successful expansion of our Global Coffee Alliance with Nestlé; our ability to obtain financing on acceptable terms; the acceptance of the company's products by our customers and evolving consumer preferences and tastes; changes in the availability and cost of labor; the impact of competition; inherent risks of operating a global business; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; the effects of the coronavirus outbreak; the effects of changes in tax laws and related guidance and regulations that may be implemented and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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

Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 82 markets around the world. As of December 29, 2019, Starbucks had over 31,000 company-operated and licensed stores, an increase of 6% from the prior year. Additionally, we sell a variety of consumer-packaged goods, or CPG, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. Comparable store sales represent company-operated stores open for 13 months or longer and exclude the impact of foreign currency translation. During the quarter ended December 29, 2019, our global comparable store sales grew 5%.
We have three reportable operating segments: Americas, International, and Channel Development. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.
In late January 2020, we closed more than half of our stores in China and continue to monitor and modify the operating hours of all of our stores in the market in response to the outbreak of the coronavirus and in an effort to help ensure the health and safety of our partners (employees) and our customers. This is expected to be temporary. Given the dynamic nature of these circumstances, the duration of business disruption, reduced customer traffic and related financial impact cannot be reasonably estimated at this time but are expected to materially affect our International segment and consolidated results for the second quarter and full year of fiscal 2020.
Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Comparable Store Sales
Starbucks comparable store sales for the first quarter of fiscal 2020:

	Quarter Ended Dec 29, 2019
	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	5%	2%	3%
Americas	6%	2%	3%
International	1%	(1)%	2%
Refer to our Quarterly Store Data, also included in Item 2 of Part I of this 10-Q, for additional information on our company operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018	$ Change	% Change
Company-operated stores	$5,780.7	$5,370.3	$410.4	7.6%
Licensed stores	792.0	737.1	54.9	7.4
Other	524.4	525.3	(0.9)	(0.2)
Total net revenues	$7,097.1	$6,632.7	$464.4	7.0%
Quarter ended December 29, 2019 compared with quarter ended December 30, 2018
Total net revenues for the first quarter of fiscal 2020 increased $464 million, primarily due to increased revenues from company-operated stores ($410 million). The growth in company-operated stores revenues was driven by a 5% increase in comparable store sales ($245 million) and incremental revenues from 919 net new Starbucks® company-operated store openings, or a 6% increase, over the past 12 months ($236 million). Partially offsetting these increases were the conversions of our retail businesses in Thailand, France, and the Netherlands to fully licensed markets during fiscal 2019 ($92 million).
Licensed stores revenue growth also contributed to the increase in total net revenues ($55 million), driven by increased product and royalty revenues from our licensees ($39 million), primarily resulting from the opening of 1,008 net new Starbucks® licensed stores, or a 7% increase, over the past 12 months, and the conversions of our retail businesses in Thailand, France, and the Netherlands to fully licensed markets ($21 million).
Other revenues decreased $1 million, primarily due to lapping prior year product sales related to the Tazo brand transition agreement, partially offset by expansion through the Global Coffee Alliance.

Operating Expenses

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018	$ Change	Dec 29, 2019	Dec 30, 2018
				As a % of Total Net Revenues
Cost of sales	$2,236.4	$2,175.8	$60.6	31.5%	32.8%
Store operating expenses	2,821.5	2,586.8	234.7	39.8	39.0
Other operating expenses	101.8	97.6	4.2	1.4	1.5
Depreciation and amortization expenses	351.0	333.4	17.6	4.9	5.0
General and administrative expenses	434.2	448.0	(13.8)	6.1	6.8
Restructuring and impairments	6.3	43.2	(36.9)	0.1	0.7
Total operating expenses	5,951.2	5,684.8	266.4	83.9	85.7
Income from equity investees	73.9	67.8	6.1	1.0	1.0
Operating income	$1,219.8	$1,015.7	$204.1	17.2%	15.3%
Store operating expenses as a % of company-operated store revenues				48.8%	48.2%
Quarter ended December 29, 2019 compared with quarter ended December 30, 2018
Cost of sales as a percentage of total net revenues decreased 130 basis points for the first quarter of fiscal 2020, primarily due to supply chain efficiencies (approximately 90 basis points).
Store operating expenses as a percentage of total net revenues increased 80 basis points for the first quarter of fiscal 2020. Store operating expenses as a percentage of company-operated store revenues increased 60 basis points, primarily due to growth in wages and benefits (approximately 170 basis points), largely in the Americas segment, partially offset by sales leverage.
Other operating expenses increased $4 million for the first quarter of fiscal 2020, primarily due to incremental costs to develop and grow the Global Coffee Alliance ($5 million).
General and administrative expenses decreased $14 million, primarily due to lapping the 2018 U.S stock award granted in the third quarter of fiscal 2018, which was funded by savings from the Tax Act and vested in the third quarter of fiscal 2019 ($23 million), partially offset by incremental strategic investments in technology.
Restructuring and impairment expenses decreased $37 million, primarily due to lapping prior year severance costs ($24 million) and asset impairments in the U.S ($10 million) and lower costs associated with the closure of certain company-operated stores ($4 million).
Income from equity investees increased $6 million, primarily due to improved comparable store sales from our joint venture operations in South Korea and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall increase in operating margin of 190 basis points for the first quarter of fiscal 2020.

Other Income and Expenses

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018	$ Change	Dec 29, 2019	Dec 30, 2018
				As a % of Total Net Revenues
Operating income	$1,219.8	$1,015.7	$204.1	17.2%	15.3%
Interest income and other, net	15.9	24.8	(8.9)	0.2	0.4
Interest expense	(91.9)	(75.0)	(16.9)	(1.3)	(1.1)
Earnings before income taxes	1,143.8	965.5	178.3	16.1	14.6
Income tax expense	258.5	205.1	53.4	3.6	3.1
Net earnings including noncontrolling interests	885.3	760.4	124.9	12.5	11.5
Net earnings/(loss) attributable to noncontrolling interests	(0.4)	(0.2)	(0.2)	—	—
Net earnings attributable to Starbucks	$885.7	$760.6	$125.1	12.5%	11.5%
Effective tax rate including noncontrolling interests				22.6%	21.2%

Quarter ended December 29, 2019 compared with quarter ended December 30, 2018
Interest expense increased $17 million primarily due to additional interest incurred on long-term debt issued in May 2019.
The effective tax rate for the quarter ended December 29, 2019 was 22.6% compared to 21.2% for the same quarter in fiscal 2019. The increase was primarily due to lapping the release of income tax reserves related to the settlement of a U.S. tax examination (approximately 350 basis points), lower stock-based compensation excess tax benefit (approximately 220 basis points), lapping the impact of foreign derived intangible income primarily related to our Nestlé transaction (approximately 130 basis points) and lapping other immaterial true-ups. These unfavorable impacts were partially offset by the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries in the first quarter of fiscal 2019 (approximately 810 basis points).

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018	$ Change	Dec 29, 2019	Dec 30, 2018
				As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$4,471.0	$4,092.2	$378.8	89.2%	88.7%
Licensed stores	537.3	514.6	22.7	10.7	11.2
Other	2.6	5.7	(3.1)	0.1	0.1
Total net revenues	5,010.9	4,612.5	398.4	100.0	100.0
Cost of sales	1,388.4	1,351.3	37.1	27.7	29.3
Store operating expenses	2,214.4	1,983.1	231.3	44.2	43.0
Other operating expenses	42.5	44.5	(2.0)	0.8	1.0
Depreciation and amortization expenses	189.2	166.9	22.3	3.8	3.6
General and administrative expenses	72.4	75.1	(2.7)	1.4	1.6
Restructuring and impairments	5.2	22.9	(17.7)	0.1	0.5
Total operating expenses	3,912.1	3,643.8	268.3	78.1	79.0
Operating income	$1,098.8	$968.7	$130.1	21.9%	21.0%
Store operating expenses as a % of company-operated store revenues				49.5%	48.5%
Quarter ended December 29, 2019 compared with quarter ended December 30, 2018
Revenues
Americas total net revenues for the first quarter of fiscal 2020 increased $398 million, or 9%, primarily driven by a 6% increase in comparable store sales ($230 million) and 243 net new Starbucks® company-operated store openings, or a 2% increase, over the past 12 months ($139 million). Also contributing were higher product sales to and royalty revenues from our licensees ($24 million), primarily resulting from comparable store sales growth and the opening of 307 net new Starbucks® licensed stores, or a 4% increase, over the past 12 months.
Operating Margin
Americas operating income for the first quarter of fiscal 2020 increased 13% to $1,098.8 million, compared to $968.7 million in the first quarter of fiscal 2019. Operating margin increased 90 basis points to 21.9%, primarily driven by sales leverage (approximately 240 basis points), supply chain efficiencies (approximately 130 basis points) and decreased restructuring costs related to the closure of certain U.S. and Canada company-operated stores (approximately 40 basis points). Partially offsetting these were higher partner costs (approximately 200 basis points), primarily growth in wages and benefits and to a lesser extent, investments in store labor hours, as well as higher occupancy costs.

International

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018	$ Change	Dec 29, 2019	Dec 30, 2018
				As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,309.7	$1,278.1	$31.6	83.4%	85.0%
Licensed stores	254.7	222.5	32.2	16.2	14.8
Other	6.7	3.4	3.3	0.4	0.2
Total net revenues	1,571.1	1,504.0	67.1	100.0	100.0
Cost of sales	488.5	462.7	25.8	31.1	30.8
Store operating expenses	607.1	603.7	3.4	38.6	40.1
Other operating expenses	35.9	31.3	4.6	2.3	2.1
Depreciation and amortization expenses	126.6	127.0	(0.4)	8.1	8.4
General and administrative expenses	67.2	69.3	(2.1)	4.3	4.6
Restructuring and impairments	0.8	6.4	(5.6)	0.1	0.4
Total operating expenses	1,326.1	1,300.4	25.7	84.4	86.5
Income from equity investees	30.9	26.4	4.5	2.0	1.8
Operating income	$275.9	$230.0	$45.9	17.6%	15.3%
Store operating expenses as a % of company-operated store revenues				46.4%	47.2%
Quarter ended December 29, 2019 compared with quarter ended December 30, 2018
Revenues
International total net revenues for the first quarter of fiscal 2020 increased $67 million, or 4%, primarily driven by 676 net new Starbucks® company-operated store openings, or a 12% increase, over the past 12 months ($97 million). Also contributing were increased product sales to and royalty revenues from licensees ($16 million), primarily resulting from the opening of 701 net new licensed stores, or an 11% increase, over the past 12 months, and a 1% increase in comparable company-operated store sales ($15 million). These increases were partially offset by the conversions of our retail businesses in Thailand, France, and the Netherlands ($71 million).
Operating Margin
International operating income for the first quarter of fiscal 2020 increased 20% to $276 million, compared to $230 million in the first quarter of fiscal 2019. Operating margin increased 230 basis points to 17.6%, primarily driven by sales leverage (approximately 80 basis points), supply chain efficiencies (approximately 70 basis points), the conversions of our retail businesses in Thailand, France, and the Netherlands to fully licensed markets (approximately 60 basis points) and lower restructuring costs (approximately 30 basis points), partially offset by product mix shift (approximately 40 basis points) and strategic investments (approximately 30 basis points).

Channel Development

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018	$ Change	Dec 29, 2019	Dec 30, 2018
				As a % of Channel Development Total Net Revenues
Net revenues	$494.6	$504.6	$(10.0)
Cost of sales	338.8	348.4	(9.6)	68.5%	69.0%
Other operating expenses	20.6	18.6	2.0	4.2	3.7
Depreciation and amortization expenses	0.3	—	0.3	0.1	—
General and administrative expenses	2.4	3.2	(0.8)	0.5	0.6
Total operating expenses	362.1	370.2	(8.1)	73.2	73.4
Income from equity investees	43.0	41.4	1.6	8.7	8.2
Operating income	$175.5	$175.8	$(0.3)	35.5%	34.8%

Quarter ended December 29, 2019 compared with quarter ended December 30, 2018
Revenues
Channel Development total net revenues for the first quarter of fiscal 2020 decreased $10 million, or 2%, primarily due to lapping prior year product sales to Unilever as a result of the sale and transition of the Tazo brand ($22 million), partially offset by expansion through the Global Coffee Alliance.
Operating Margin
Channel Development operating income for the first quarter of fiscal 2020 was flat at $176 million, compared to the first quarter of fiscal 2019. Operating margin increased 70 basis points to 35.5%, primarily driven by lapping prior year Nestlé transaction costs (approximately 100 basis points), distribution efficiencies (approximately 50 basis points), and favorable business mix shift (approximately 30 basis points), partially offset by incremental costs to develop and grow the Global Coffee Alliance (approximately 100 basis points).
Corporate and Other

	Quarter Ended
	Dec 29, 2019	Dec 30, 2018	$ Change	% Change
Net revenues:
Other	20.5	11.6	8.9	76.7
Total net revenues	20.5	11.6	8.9	76.7
Cost of sales	20.7	13.4	7.3	54.5
Other operating expenses	2.8	3.2	(0.4)	(12.5)
Depreciation and amortization expenses	34.9	39.5	(4.6)	(11.6)
General and administrative expenses	292.2	300.4	(8.2)	(2.7)
Restructuring and impairments	0.3	13.9	(13.6)	nm
Total operating expenses	350.9	370.4	(19.5)	(5.3)
Operating loss	$(330.4)	$(358.8)	$28.4	(7.9)%
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Dec 29, 2019	Dec 30, 2018	Dec 29, 2019	Dec 30, 2018
Americas
Company-operated stores	46	87	10,020	9,777
Licensed stores	90	106	8,183	7,876
Total Americas	136	193	18,203	17,653
International
Company-operated stores	199	188	6,059	5,839
Licensed stores	204	172	7,533	6,373
Total International	403	360	13,592	12,212
Corporate and Other
Licensed stores	—	(12)	—	—
Total Corporate and Other	—	(12)	—	—
Total Company	539	541	31,795	29,865

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $3.3 billion as of December 29, 2019 and $3.0 billion as of September 29, 2019. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including government treasury securities (foreign and domestic) and corporate debt securities. As of December 29, 2019, approximately $2.0 billion of cash was held in foreign subsidiaries.
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
The 364-day credit facility, of which no amount may be used for issuances of letters of credit, is currently set to mature on October 21, 2020. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is 0.920% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 29, 2019, we had no borrowings outstanding and were in compliance with all applicable covenants related to our credit facilities.

Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of December 29, 2019, we had borrowings of $497.9 million outstanding, net of unamortized discount, under our commercial paper program.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of December 29, 2019, we were in compliance with all applicable covenants.
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
We regularly review our cash positions and our determination of indefinite reinvestment of foreign earnings. In the event we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material. We do not anticipate the need for repatriated funds to the U.S. to satisfy domestic liquidity needs.
During the first quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend to shareholders of $0.41 per share to be paid on February 21, 2020 to shareholders of record as of the close of business on February 6, 2020.
We repurchased 13.0 million shares of common stock for $1.1 billion during the first quarter ended December 29, 2019 under our ongoing share repurchase program. As of December 29, 2019, 16.2 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2020 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2020 are expected to be approximately $1.8 billion.
Cash Flows
Cash provided by operating activities was $1.8 billion for the first quarter of fiscal 2020, compared to $2.4 billion for the same period in fiscal 2019. The change was primarily due to the timing of tax payments and refunds.
Cash used by investing activities for the first quarter of fiscal 2020 totaled $0.4 billion, compared to cash used by investing activities of $0.5 billion for the same period in fiscal 2019. The change was primarily driven by lower purchases of investments.
Cash used by financing activities for the first quarter of fiscal 2020 and fiscal 2019 totaled $1.1 billion and $5.9 billion, respectively. The change was primarily due to higher repurchases of our common stock under accelerated share repurchase agreements in fiscal 2019.

Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $28.2 billion in total contractual obligations as of September 29, 2019. There have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 1 of Part I of this 10-Q, for a detailed description of recent accounting pronouncements.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
During the first quarter of fiscal 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 29, 2019).
Effective September 30, 2019, we adopted the new lease accounting guidance. Please refer to Note 1 Summary of Significant Accounting Policies, for additional information regarding the impacts of the adoption. As a result, we implemented a new accounting system and modified existing reporting systems, processes and internal controls over leases to assist us in the application of the new accounting guidance. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this 10-Q.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 14, Commitments and Contingencies, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which we are involved.
Item 1A.Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K, other than the addition of the text below.
Our financial condition and results of operations for fiscal 2020 are expected to be adversely affected by the recent coronavirus outbreak.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In late January 2020, in response to intensifying efforts to contain the spread of this coronavirus, we closed more than half of our stores in China and we continue to monitor or modify the operating hours of all of our stores in the market. While the store closures and modified operating hours are expected to be temporary, the duration of the business disruption, reduced customer traffic and related financial impact cannot be reasonably estimated at this time but are expected to materially affect our International segment and consolidated results for second quarter and full year of fiscal 2020. At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in other countries. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended December 29, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
September 30, 2019 - October 27, 2019	2,316,535	$85.82	2,316,535	26,849,464
October 28, 2019 - November 24, 2019	4,552,866	83.08	4,552,866	22,296,598
November 25, 2019 - December 29, 2019	6,130,000	86.60	6,130,000	16,166,598
Total	12,999,401	$85.23	12,999,401
(1)Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2020.
(2)Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.
(3)This column includes the total number of shares available for repurchase under the Company's ongoing share repurchase program. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	06/05/2018	3.1
10.1	Executive Long-Term Incentive Agreement dated December 9, 2019 between Starbucks Corporation and Kevin R. Johnson	—	—	—	—	X
10.2	Executive Long-Term Incentive Agreement dated December 9, 2019 by and between Starbucks Corporation and Rosalind G. Brewer	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended December 29, 2019, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 28, 2020

STARBUCKS CORPORATION

By:	/s/ Patrick J. Grismer
Patrick J. Grismer
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer