Form 10-Q
period 2020-03-29
STARBUCKS CORP
filed 2020-04-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2020
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

Shares Outstanding as of April 22, 2020
1,168.3 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 29, 2020

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019
Net revenues:
Company-operated stores	$4,766.0	$5,159.0	$10,546.6	$10,529.3
Licensed stores	689.8	678.2	1,481.9	1,415.3
Other	539.9	468.7	1,064.3	994.1
Total net revenues	5,995.7	6,305.9	13,092.8	12,938.7
Cost of sales	1,997.7	2,012.0	4,234.2	4,187.8
Store operating expenses	2,721.4	2,554.1	5,542.9	5,140.9
Other operating expenses	95.0	87.1	196.7	184.9
Depreciation and amortization expenses	356.3	356.2	707.4	689.6
General and administrative expenses	406.5	458.1	840.7	906.0
Restructuring and impairments	(0.7)	43.0	5.6	86.2
Total operating expenses	5,576.2	5,510.5	11,527.5	11,195.4
Income from equity investees	67.9	62.3	141.9	130.1
Operating income	487.4	857.7	1,707.2	1,873.4
Net gain resulting from divestiture of certain operations	—	21.0	—	21.0
Interest income and other, net	2.0	15.2	18.0	39.9
Interest expense	(99.2)	(73.9)	(191.1)	(148.9)
Earnings before income taxes	390.2	820.0	1,534.1	1,785.4
Income tax expense	65.4	161.2	324.0	366.4
Net earnings including noncontrolling interests	324.8	658.8	1,210.1	1,419.0
Net earnings/(loss) attributable to noncontrolling interests	(3.6)	(4.4)	(4.0)	(4.6)
Net earnings attributable to Starbucks	$328.4	$663.2	$1,214.1	$1,423.6
Earnings per share - basic	$0.28	$0.54	$1.03	$1.15
Earnings per share - diluted	$0.28	$0.53	$1.02	$1.14
Weighted average shares outstanding:
Basic	1,171.8	1,239.2	1,176.1	1,240.6
Diluted	1,180.7	1,250.7	1,185.8	1,252.1
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019
Net earnings including noncontrolling interests	$324.8	$658.8	$1,210.1	$1,419.0
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	3.2	3.7	3.1	5.9
Tax (expense)/benefit	(0.7)	(0.8)	(0.7)	(1.3)
Unrealized gains/(losses) on cash flow hedging instruments	(127.9)	(12.4)	(95.5)	(21.5)
Tax (expense)/benefit	31.2	3.5	24.6	5.3
Unrealized gains/(losses) on net investment hedging instruments	57.6	2.9	81.3	(19.0)
Tax (expense)/benefit	(14.6)	(0.7)	(20.6)	4.9
Translation adjustment and other	(79.9)	78.3	(3.8)	79.9
Tax (expense)/benefit	1.5	1.4	1.5	1.4
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(6.4)	(5.8)	(17.1)	2.3
Tax expense/(benefit)	1.6	1.6	3.9	0.9
Other comprehensive income/(loss)	(134.4)	71.7	(23.3)	58.8
Comprehensive income including noncontrolling interests	190.4	730.5	1,186.8	1,477.8
Comprehensive income/(loss) attributable to noncontrolling interests	(3.6)	(4.4)	(4.0)	(4.6)
Comprehensive income attributable to Starbucks	$194.0	$734.9	$1,190.8	$1,482.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Mar 29, 2020	Sep 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,572.3	$2,686.6
Short-term investments	52.9	70.5
Accounts receivable, net	941.0	879.2
Inventories	1,492.2	1,529.4
Prepaid expenses and other current assets	691.5	488.2
Total current assets	5,749.9	5,653.9
Long-term investments	198.8	220.0
Equity investments	420.9	396.0
Property, plant and equipment, net	6,387.0	6,431.7
Operating lease, right-of-use asset	8,260.8	—
Deferred income taxes, net	1,709.7	1,765.8
Other long-term assets	580.1	479.6
Other intangible assets	678.7	781.8
Goodwill	3,493.0	3,490.8
TOTAL ASSETS	$27,478.9	$19,219.6
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$997.7	$1,189.7
Accrued liabilities	1,539.0	1,753.7
Accrued payroll and benefits	596.1	664.6
Income taxes payable	86.7	1,291.7
Current portion of operating lease liability	1,253.5	—
Store value card liability and current portion of deferred revenue	1,436.3	1,269.0
Short-term debt	1,107.1	—
Current portion of long-term debt	1,249.4	—
Total current liabilities	8,265.8	6,168.7
Long-term debt	11,658.7	11,167.0
Operating lease liability	7,650.4	—
Deferred revenue	6,685.5	6,744.4
Other long-term liabilities	751.4	1,370.5
Total liabilities	35,011.8	25,450.6
Shareholders’ equity/(deficit):
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,168.1 and 1,184.6 shares, respectively	1.2	1.2
Additional paid-in capital	41.1	41.1
Retained earnings/(deficit)	(7,050.6)	(5,771.2)
Accumulated other comprehensive loss	(521.8)	(503.3)
Total shareholders’ equity/(deficit)	(7,530.1)	(6,232.2)
Noncontrolling interests	(2.8)	1.2
Total equity/(deficit)	(7,532.9)	(6,231.0)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$27,478.9	$19,219.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,210.1	$1,419.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	746.9	723.5
Deferred income taxes, net	47.7	(714.5)
Income earned from equity method investees	(116.3)	(108.2)
Distributions received from equity method investees	98.1	93.3
Net gain resulting from divestiture of certain retail operations	—	(21.0)
Stock-based compensation	146.6	192.1
Goodwill impairments	—	5.4
Non-cash lease costs	596.3	—
Other	67.7	91.1
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(60.7)	9.8
Inventories	36.9	(51.0)
Prepaid expenses and other current assets	(247.7)	774.6
Income taxes payable	(1,227.4)	542.0
Accounts payable	(186.4)	(83.4)
Deferred revenue	112.1	9.4
Operating lease liability	(608.6)	—
Other operating assets and liabilities	(140.5)	(112.7)
Net cash provided by operating activities	474.8	2,769.4
INVESTING ACTIVITIES:
Purchases of investments	(65.1)	(150.2)
Sales of investments	93.7	218.3
Maturities and calls of investments	4.3	55.1
Additions to property, plant and equipment	(758.3)	(845.6)
Net proceeds from the divestiture of certain operations	—	48.5
Other	(22.5)	(37.1)
Net cash used in investing activities	(747.9)	(711.0)
FINANCING ACTIVITIES:
Net proceeds from issuance of commercial paper	613.0	75.0
Proceeds from issuance of commercial paper (maturities longer than 90 days)	494.1	—
Proceeds from issuance of long-term debt	1,739.7	—
Repayments of long-term debt	—	(350.0)
Proceeds from issuance of common stock	65.4	275.7
Cash dividends paid	(965.2)	(894.5)
Repurchase of common stock	(1,698.9)	(7,827.9)
Minimum tax withholdings on share-based awards	(87.6)	(56.3)
Other	(10.4)	0.1
Net cash provided by/(used in) financing activities	150.1	(8,777.9)
Effect of exchange rate changes on cash and cash equivalents	8.7	18.3
Net decrease in cash and cash equivalents	(114.3)	(6,701.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,686.6	8,756.3
End of period	$2,572.3	$2,055.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$186.3	$132.7
Income taxes/(refunds)	$1,726.2	$(168.8)
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended March 29, 2020 and March 31, 2019
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 29, 2019	1,174.5	$1.2	$41.1	$(6,414.8)	$(387.4)	$(6,759.9)	$0.8	$(6,759.1)
Net earnings/(loss)	—	—	—	328.4	—	328.4	(3.6)	324.8
Other comprehensive income/(loss)	—	—	—	—	(134.4)	(134.4)	—	(134.4)
Stock-based compensation expense	—	—	57.1	—	—	57.1	—	57.1
Exercise of stock options/vesting of RSUs	0.8	—	13.6	—	—	13.6	—	13.6
Sale of common stock	0.1	—	9.6	—	—	9.6	—	9.6
Repurchase of common stock	(7.3)	—	(80.3)	(486.8)	—	(567.1)	—	(567.1)
Cash dividends declared, $0.41 per share	—	—	—	(477.4)	—	(477.4)	—	(477.4)
Balance, March 29, 2020	1,168.1	$1.2	$41.1	$(7,050.6)	$(521.8)	$(7,530.1)	$(2.8)	$(7,532.9)

Balance, December 30, 2018	1,243.2	$1.2	$41.1	$(2,584.0)	$(343.2)	$(2,884.9)	$6.1	$(2,878.8)
Net earnings/(loss)	—	—	—	663.2	—	663.2	(4.4)	658.8
Other comprehensive income/(loss)	—	—	—	—	71.7	71.7	—	71.7
Stock-based compensation expense	—	—	96.0	—	—	96.0	—	96.0
Exercise of stock options/vesting of RSUs	4.0	—	158.0	—	—	158.0	—	158.0
Sale of common stock	0.1	—	8.3	—	—	8.3	—	8.3
Repurchase of common stock	(37.3)	—	(262.3)	(2,450.9)	—	(2,713.2)	—	(2,713.2)
Cash dividends declared, $0.36 per share	—	—	—	(436.0)	—	(436.0)	—	(436.0)
Balance, March 31, 2019	1,210.0	$1.2	$41.1	$(4,807.7)	$(271.5)	$(5,036.9)	$1.7	$(5,035.2)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Two Quarters Ended March 29, 2020 and March 31, 2019
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
Cumulative effect of adoption of new accounting guidance	—	—	—	12.5	4.8	17.3	—	17.3
Net earnings/(loss)	—	—	—	1,214.1	—	1,214.1	(4.0)	1,210.1
Other comprehensive income/(loss)	—	—	—	—	(23.3)	(23.3)	—	(23.3)
Stock-based compensation expense	—	—	148.4	—	—	148.4	—	148.4
Exercise of stock options/vesting of RSUs	3.6	—	(40.5)	—	—	(40.5)	—	(40.5)
Sale of common stock	0.2	—	18.5	—	—	18.5	—	18.5
Repurchase of common stock	(20.3)	—	(126.4)	(1,548.6)	—	(1,675.0)	—	(1,675.0)
Cash dividends declared, $0.82 per share	—	—	—	(957.4)	—	(957.4)	—	(957.4)
Balance, March 29, 2020	1,168.1	$1.2	$41.1	$(7,050.6)	$(521.8)	$(7,530.1)	$(2.8)	$(7,532.9)

Balance, September 30, 2018	1,309.1	$1.3	$41.1	$1,457.4	$(330.3)	$1,169.5	$6.3	1,175.8
Cumulative effect of adoption of new accounting guidance	—	—	—	495.6	—	495.6	—	495.6
Net earnings/(loss)	—	—	—	1,423.6	—	1,423.6	(4.6)	1,419.0
Other comprehensive income/(loss)	—	—	—	—	58.8	58.8	—	58.8
Stock-based compensation expense	—	—	194.0	—	—	194.0	—	194.0
Exercise of stock options/vesting of RSUs	10.0	—	203.0	—	—	203.0	—	203.0
Sale of common stock	0.2	—	16.4	—	—	16.4	—	16.4
Repurchase of common stock	(109.3)	(0.1)	(413.4)	(7,299.7)	—	(7,713.2)	—	(7,713.2)
Cash dividends declared, $0.72 per share	—	—	—	(884.6)	—	(884.6)	—	(884.6)
Balance, March 31, 2019	1,210.0	$1.2	$41.1	$(4,807.7)	$(271.5)	$(5,036.9)	$1.7	$(5,035.2)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of March 29, 2020, and for the quarter and two quarters ended March 29, 2020 and March 31, 2019, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended March 29, 2020 and March 31, 2019 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
In the fourth quarter of fiscal 2019, we changed the classification of certain costs on our consolidated statements of earnings and revised prior period information to be consistent with the current period presentation. The most significant impact for the quarter and two quarters ended March 31, 2019, was the reclassification of our company-operated store occupancy costs from costs of sales to store operating expenses of approximately $591.8 million and $1.2 billion, respectively. We also made certain other immaterial changes. There was no impact to consolidated revenues, consolidated operating income, or net earnings per share as a result of these changes. Additionally, certain prior period information on the consolidated statements of cash flows was reclassified to conform to the current year presentation.
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
The results of operations for the quarter and two quarters ended March 29, 2020 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2020 (“fiscal 2020”).
COVID-19
In December 2019, a novel strain of coronavirus (“COVID-19“) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our partners (employees) and customers, we began temporarily closing or modifying operating models and hours of our retail stores in many markets both in response to governmental requirements and voluntarily, beyond the requirements of local authorities, during the second quarter of fiscal 2020.
Changes made in our operations, combined with reduced customer traffic, resulted in material reductions in revenues and operating income during the second quarter of fiscal 2020, which prompted us to update our impairment analyses of our company-operated retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, we recorded an immaterial asset impairment charge within store operating expenses on our consolidated statement of earnings during the quarter ended March 29, 2020.
We also evaluated our goodwill and indefinite-lived intangible assets at the end of the fiscal second quarter. Our most recently completed goodwill impairment analyses indicated significant excess fair values over carrying values across the different reporting units. Since we expect the negative financial impacts from the outbreak to be temporary, they do not significantly affect the assumptions underpinning our long-term revenue and cash flow growth rates, operating models and business strategies. Therefore, we do not consider the outbreak to be a triggering event to accelerate our annual goodwill impairment analysis. As a result, no impairment charges for goodwill and indefinite-lived intangible assets were recorded during the quarter.
We evaluated our remaining assets, particularly accounts receivable and inventory. Our accounts receivable are mainly comprised of net unpaid invoices for product sales to and royalties from our licensees. Our allowance for doubtful accounts is calculated based on historical experience, licensee credit risk and application of the specific identification method. We also assessed incremental risks due to COVID-19 on our licensees' financial viability. To assist our international licensed partners during the outbreak, we provided a short-term payment extension for their outstanding receivables as of the end of the fiscal second quarter. We do not believe the form and length of the extension changed our revenue recognition policy or had a significant impact to future collectability. Based on these actions during the quarter ended March 29, 2020, we did not observe a significant deterioration of our receivable portfolio to warrant a significant increase in bad debt expense. We will continue to monitor our accounts receivable as we also committed to providing other forms of relief to certain licensees during the third quarter of fiscal 2020, which may reduce our revenues.
Our inventories are stated at the lower of cost (primarily moving average cost) or net realizable value. We record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the fiscal quarter ended March 29, 2020, we recorded significant inventory write-offs due to expired or the expected expiration of perishable ingredients and products as a result of excess inventory due to the temporary closure of our retail stores. See Note 5, Inventories, for additional details. Depending on the pace of reopening of company-operated stores as well as future customer behaviors, among other factors, we may incur additional inventory write-offs during the third quarter of fiscal 2020.
During the second quarter of fiscal 2020, we received an immaterial amount of COVID-19-related rent concessions for certain stores in China, generally correlating with the limited time period our stores were closed during stay-at-home mandates. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we have elected to treat COVID-19-related rent concessions as variable rent. While we are having ongoing conversations with landlords in various markets in seeking commercially reasonable lease concessions given the current environment, we have not yet confirmed significant concessions for the remainder of the year.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset relating operating expenses. During the quarter ended March 29, 2020, the qualified payroll tax credits reduced our store operating expenses by approximately $35 million on our consolidated statement of earnings. We expect to record additional payroll tax credits from the U.S. and other governments primarily in our fiscal third quarter to offset qualified wages paid to our partners. We intend to defer qualified payroll and other tax payments as permitted by the CARES Act.
We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. As of the end of the fiscal quarter, we did not record significant valuation allowance adjustments based on available evidence. However, we will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the outbreak has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions. If we determine that some portion of the tax benefit will not be realized, we would record a valuation allowance, which would increase our income tax expense. Total deferred tax assets as of the end of the fiscal second quarter were approximately $1.7 billion, of which approximately $100 million related to foreign jurisdictions where we expect to incur significant net operating losses in the near term, although the risks of failing to realize these benefits vary across the jurisdictions.
The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the outbreak may cause prolonged periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our company-operated and licensed stores. These may lead to increased asset recovery and valuation risks, such as impairment of our company-operated store and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy will likely impact the financial viability of our suppliers, licensees and other business partners, which may interrupt our supply chain, limit our ability to collect receivables and require other changes to our operations. These and other factors will adversely impact our net revenues, operating income and earnings per share financial measures.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In the second quarter of fiscal 2020, we adopted the new guidance from the FASB on simplifying the accounting for income taxes by removing certain exceptions to the general principles. The guidance was adopted on a prospective basis and had no material impact on the consolidated financial statements.
On September 30, 2019, we adopted the new guidance from the FASB on the recognition and measurement of leases utilizing the modified retrospective approach. As a result, the prior period information reported under the previous lease guidance has not been restated.
As permitted under the new FASB lease guidance, we elected the package of practical expedients, which allowed us to retain our prior conclusions regarding lease identification, classification and initial direct costs. For our lease agreements with lease and non-lease components, we elected the practical expedient to account for these as a single lease component for all underlying classes of assets. For our adoption, we did not elect to use hindsight for our existing leases. Additionally, for short-term leases with an initial lease term of 12 months or less and with purchase options we are reasonably certain will not be exercised, we elected to not record right-of-use assets or corresponding lease obligations on our consolidated balance sheet. We will continue to record rent expense for each short-term lease on a straight-line basis over the lease term.
The new FASB lease guidance had a material impact on our consolidated balance sheet; however, it did not have a material impact on our consolidated statement of earnings. The most material impact was the recognition of right-of-use assets of $8.4 billion upon adoption, with corresponding lease liabilities of $9.0 billion relating to our operating leases. Existing deferred rent and tenant improvement allowances of approximately $568.0 million, previously recorded within other long-term liabilities, were recorded as an offset to our gross operating lease right-of-use assets. Additionally, pursuant to the transition guidance, we derecognized build-to-suit lease assets, previously recorded in property, plant and equipment, net, along with the corresponding liabilities on the consolidated balance sheet as of September 30, 2019. Accordingly, these leases have been recorded as operating leases as of the adoption date and are now included in operating lease, right-of-use assets and operating lease liabilities on the consolidated balance sheet. As of the adoption date, accumulated deficit within shareholder's equity on our consolidated balance sheet decreased by $17.3 million, primarily related to the derecognition of build-to-suit leasing arrangements.
See Note 9, Leases, for further discussion regarding the adoption of the new guidance.
In the first quarter of fiscal 2020, we adopted the new guidance from the FASB on the reclassification of certain tax effects from accumulated other comprehensive income (“AOCI”) which permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from AOCI to retained earnings. The guidance was adopted prospectively with no material impact on the consolidated financial statements as of March 29, 2020.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates, but do not expect a significant impact to our consolidated financial statements.
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
From time to time, we may enter into financial instruments, including, but not limited to, forward and swap contracts or foreign currency-denominated debt, to hedge the currency exposure of our net investments in certain international operations. The resulting gains and losses from these derivatives are generally recorded in AOCI and are subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer likely to occur, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. During the quarter ended March 29, 2020, we de-designated certain cash flow hedges due to the global COVID-19 impacts, resulting in the release of an insignificant net gain from AOCI to our consolidated statement of earnings. We continue to believe transactions relating to our other designated cash flow hedges are probable to occur as of the end of the fiscal quarter.
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Mar 29, 2020	Sep 29, 2019
Cash Flow Hedges:
Interest rates	$(87.5)	$0.5	$3.1	151
Cross-currency swaps	1.7	(1.4)	—	56
Foreign currency - other	26.8	12.9	13.8	36
Coffee	(2.0)	(1.0)	0.2	21
Dairy	(3.8)	—	(3.8)	8
Net Investment Hedges:
Foreign currency	16.0	16.0	—	0
Cross-currency swaps	45.9	—	—	114
Foreign currency debt	(14.1)	(26.1)	—	48
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019
Cash Flow Hedges:
Interest rates	$(140.6)	$(14.9)	$0.5	$1.4	Interest expense
Cross-currency swaps	2.9	5.4	(0.4)	(0.1)	Interest expense
			0.2	1.4	Interest income and other, net
Foreign currency - other	26.8	(2.9)	0.9	1.3	Licensed stores revenues
			(1.0)	1.7	Cost of sales
			2.0	—	Interest income and other, net (1)
Coffee	(12.1)	—	—	(0.1)	Cost of sales
Dairy	(4.9)	—	0.7	—	Cost of sales
			(0.6)	—	Interest income and other, net(1)
Net Investment Hedges:
Cross-currency swaps	58.0	—	3.9	—	Interest expense
Foreign currency debt	(0.4)	2.9	—	—
(1)As a result of the global COVID-19 impacts, Starbucks discontinued cash flow hedges during the quarter ended March 29, 2020.

	Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019
Cash Flow Hedges:
Interest rates	$(120.6)	$(30.6)	$1.3	$2.8	Interest expense
Cross-currency swaps	9.1	(2.6)	(0.6)	(0.5)	Interest expense
			5.8	(9.9)	Interest income and other, net
Foreign currency - other	22.1	11.7	2.6	2.7	Licensed stores revenues
			(1.3)	2.2	Cost of sales
			2.0	—	Interest income and other, net (1)
Coffee	(1.1)	—	—	(0.3)	Cost of sales
Dairy	(5.0)	—	0.7	—	Cost of sales
			(0.6)	—	Interest income and other, net(1)
Net Investment Hedges:
Cross-currency swaps	68.7	—	7.2	—	Interest expense
Foreign currency debt	12.6	(19.0)	—	—
(1)As a result of the global COVID-19 impacts, Starbucks discontinued cash flow hedges during the quarter ended March 29, 2020.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Two Quarters Ended
		Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$4.9	$0.5	$8.3	$(7.4)
Dairy	Interest income and other, net	—	(0.1)	—	(2.2)
Diesel fuel and other commodities	Interest income and other, net	(8.9)	1.9	(8.0)	(4.7)
Fair Value Hedges:
Interest rate swap	Interest expense	35.2	10.1	24.3	26.2
Long-term debt (hedged item)	Interest expense	(27.5)	(11.6)	(23.3)	(28.5)
Notional amounts of outstanding derivative contracts (in millions):

	Mar 29, 2020	Sep 29, 2019
Interest rate swap	$1,750	$1,500
Cross-currency swaps	1,004	341
Foreign currency - other	1,120	1,125
Coffee	96	52
Dairy	49	1
Diesel fuel and other commodities	24	17

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Mar 29, 2020	Sep 29, 2019
Designated Derivative Instruments:
Interest rates	Other long-term assets	$—	$0.1
Cross-currency swaps	Other long-term assets	67.6	0.2
Foreign currency - other	Prepaid expenses and other current assets	22.7	11.4
	Other long-term assets	16.7	7.8
Coffee	Prepaid expenses and other current assets	1.0	—
Dairy	Prepaid expenses and other current assets	1.3	—
Interest rate swap	Other long-term assets	42.5	18.2
Non-designated Derivative Instruments:
Foreign currency	Prepaid expenses and other current assets	5.1	1.0
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.2

		Derivative Liabilities
	Balance Sheet Location	Mar 29, 2020	Sep 29, 2019
Designated Derivative Instruments:
Interest rates	Other long-term liabilities	$67.0	$2.6
Cross-currency swaps	Other long-term liabilities	6.0	9.7
Foreign currency - other	Accrued liabilities	0.1	0.6
	Other long-term liabilities	0.4	0.1
Coffee	Accrued liabilities	4.5	1.0
	Other long-term liabilities	0.1	0.1
Dairy	Accrued liabilities	6.9	—
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	3.4	3.0
Diesel fuel and other commodities	Accrued liabilities	7.4	1.1
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Mar 29, 2020	Sep 29, 2019	Mar 29, 2020	Sep 29, 2019
Location on the balance sheet
Long-term debt	$785.1	$761.8	$35.1	$11.8
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at March 29,2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,572.3	$2,572.3	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	3.1	—	3.1	—
Total available-for-sale debt securities	3.1	—	3.1	—
Marketable equity securities	49.8	49.8	—	—
Total short-term investments	52.9	49.8	3.1	—
Prepaid expenses and other current assets:
Derivative assets	30.1	1.5	28.6	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	87.7	—	87.7	—
Auction rate securities	5.7	—	—	5.7
U.S. government treasury securities	101.5	101.5	—	—
State and local government obligations	3.6	—	3.6	—
Mortgage and other asset-backed securities	0.3	—	0.3	—
Total long-term investments	198.8	101.5	91.6	5.7
Other long-term assets:
Derivative assets	126.8	—	126.8	—
Total assets	$2,980.9	$2,725.1	$250.1	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$22.3	$7.7	$14.6	$—
Other long-term liabilities:
Derivative liabilities	73.5	0.1	73.4	—
Total liabilities	$95.8	$7.8	$88.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,686.6	$2,686.6	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.5	—	0.5	—
Corporate debt securities	3.5	—	3.5	—
Total available-for-sale debt securities	4.0	—	4.0	—
Marketable equity securities	66.5	66.5	—	—
Total short-term investments	70.5	66.5	4.0	—
Prepaid expenses and other current assets:
Derivative assets	12.6	—	12.6	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	101.2	—	101.2	—
Auction rate securities	5.8	—	—	5.8
U.S. government treasury securities	106.5	106.5	—	—
State and local government obligations	4.9	—	4.9	—
Mortgage and other asset-backed	1.6	—	1.6	—
Total long-term investments	220.0	106.5	107.7	5.8
Other long-term assets:
Derivative assets	26.3	—	26.3	—
Total assets	$3,016.0	$2,859.6	$150.6	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$5.7	$1.1	$4.6	$—
Other long-term liabilities:
Derivative liabilities	12.5	—	12.5	—
Total liabilities	$18.2	$1.1	$17.1	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of March 29, 2020 and September 29, 2019.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. As discussed in Note 1, Summary of Significant Accounting Policies, we recorded an immaterial impairment charge during the quarter ended March 29, 2020.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the two quarters ended March 29, 2020 and March 31, 2019.

Note 5: Inventories (in millions):

	Mar 29, 2020	Sep 29, 2019
Coffee:
Unroasted	$663.3	$656.5
Roasted	233.8	276.5
Other merchandise held for sale	309.0	288.0
Packaging and other supplies	286.1	308.4
Total	$1,492.2	$1,529.4
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of March 29, 2020, we had committed to purchasing green coffee totaling $861 million under fixed-price contracts and an estimated $463 million under price-to-be-fixed contracts. We expect to take physical delivery for these contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
During our second fiscal quarter, we wrote off approximately $50 million of inventory that was expiring or expected to expire due to COVID-19 related store closures, primarily perishable food and beverage ingredients located at our stores, distribution centers and suppliers.
Note 6: Supplemental Balance Sheet Information (in millions):
Prepaid Expenses and Other Current Assets

	Mar 29, 2020	Sep 29, 2019
Income tax receivable	$390.8	$141.1
Other prepaid expenses and current assets	300.7	347.1
Total prepaid expenses and current assets	$691.5	$488.2
Property, Plant and Equipment, net

	Mar 29, 2020	Sep 29, 2019
Land	$46.8	$46.8
Buildings	575.9	691.5
Leasehold improvements	8,169.4	7,948.6
Store equipment	2,724.1	2,659.5
Roasting equipment	799.8	769.6
Furniture, fixtures and other	1,881.0	1,799.0
Work in progress	384.1	358.5
Property, plant and equipment, gross	14,581.1	14,273.5
Accumulated depreciation	(8,194.1)	(7,841.8)
Property, plant and equipment, net	$6,387.0	$6,431.7

Accrued Liabilities

	Mar 29, 2020	Sep 29, 2019
Accrued occupancy costs	$57.7	$176.9
Accrued dividends payable	478.9	485.7
Accrued capital and other operating expenditures	634.9	703.9
Self insurance reserves	233.8	210.5
Accrued business taxes	133.7	176.7
Total accrued liabilities	$1,539.0	$1,753.7

Note 7: Other Intangible Assets and Goodwill
Refer to Note 1, Summary of Significant Accounting Policies, for impairment considerations during the quarter ended March 29, 2020 due to COVID-19.
Indefinite-lived intangible assets

(in millions)	Mar 29, 2020	Sep 29, 2019
Trade names, trademarks and patents	$204.2	$203.4
Finite-lived intangible assets

	Mar 29, 2020			Sep 29, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,076.9	$(637.2)	$439.7	$1,075.0	$(537.2)	$537.8
Acquired trade secrets and processes	27.6	(20.6)	7.0	27.6	(19.2)	8.4
Trade names, trademarks and patents	41.3	(24.5)	16.8	40.6	(22.9)	17.7
Licensing agreements	15.9	(13.2)	2.7	16.2	(12.2)	4.0
Other finite-lived intangible assets	22.2	(13.9)	8.3	22.0	(11.5)	10.5
Total finite-lived intangible assets	$1,183.9	$(709.4)	$474.5	$1,181.4	$(603.0)	$578.4
Amortization expense for finite-lived intangible assets was $54.5 million and $108.6 million for the quarter and two quarters ended March 29, 2020 and $68.7 million and $123.1 million for the quarter and two quarters ended March 31, 2019, respectively.
Estimated future amortization expense as of March 29, 2020 (in millions):

Fiscal Year Ending	Total
2020 (excluding the two quarters ended March 29, 2020)	$107.6
2021	195.7
2022	161.4
2023	2.8
2024	2.2
Thereafter	4.8
Total estimated future amortization expense	$474.5

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 29, 2019	$496.7	$2,958.4	$34.7	$1.0	$3,490.8
Other(1)	(1.5)	3.7	—	—	2.2
Goodwill balance at March 29, 2020	$495.2	$2,962.1	$34.7	$1.0	$3,493.0
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
Note 8: Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of March 29, 2020, we had $1.1 billion of borrowings outstanding under the program, of which a majority matures in the third quarter of fiscal 2020.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Mar 29, 2020		Sep 29, 2019		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
November 2020 notes	$500.0	$501	$500.0	$501	2.200%	2.228%
February 2021 notes	500.0	501	500.0	500	2.100%	2.293%
February 2021 notes	250.0	250	250.0	250	2.100%	1.600%
June 2022 notes	500.0	510	500.0	509	2.700%	2.819%
March 2023 notes	1,000.0	1,025	1,000.0	1,033	3.100%	3.107%
October 2023 notes(2)	750.0	801	750.0	798	3.850%	2.859%
March 2024 notes(3)	775.7	785	788.3	795	0.372%	0.462%
August 2025 notes	1,250.0	1,368	1,250.0	1,351	3.800%	3.721%
June 2026 notes	500.0	501	500.0	502	2.450%	2.511%
March 2027 notes(4)	500.0	486	—	—	2.000%	2.058%
March 2028 notes	600.0	627	600.0	644	3.500%	3.529%
November 2028 notes	750.0	832	750.0	837	4.000%	3.958%
August 2029 notes	1,000.0	1,052	1,000.0	1,080	3.550%	3.871%
March 2030 notes(4)	750.0	706	—	—	2.250%	3.102%
June 2045 notes	350.0	387	350.0	390	4.300%	4.348%
December 2047 notes	500.0	500	500.0	518	3.750%	3.765%
November 2048 notes	1,000.0	1,199	1,000.0	1,160	4.500%	4.504%
August 2049 notes	1,000.0	1,157	1,000.0	1,165	4.450%	4.433%
March 2050 notes(4)	500.0	508	—	—	3.350%	3.381%
Total	12,975.7	13,696	11,238.3	12,033
Aggregate debt issuance costs and unamortized premium/(discount), net	(102.7)		(83.1)
Hedge accounting fair value adjustment(2)	35.1		11.8
Total	$12,908.1		$11,167.0
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
(4)Issued in March 2020.
The indentures under which the above notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 29, 2020, we were in compliance with all applicable covenants.

The following table summarizes our long-term debt maturities as of March 29, 2020 by fiscal year (in millions):

Fiscal Year	Total
2020	$—
2021	1,250.0
2022	500.0
2023	1,000.0
2024	1,525.7
Thereafter	8,700.0
Total	$12,975.7

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
The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs, and any tenant improvement allowances received. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required. During the second quarter of fiscal 2020, we received immaterial rent concessions related to COVID-19 company-operated store closures.
The components of lease costs (in millions):

	Quarter Ended	Two Quarters Ended
	Mar 29, 2020	Mar 29, 2020
Operating lease costs(1)	$377.4	$750.5
Variable lease costs	197.2	426.0
Short-term lease costs	8.3	16.6
Total lease costs	$582.9	$1,193.1
(1)Operating lease costs includes an immaterial amount of sublease income.
The following table includes supplemental information (in millions):

Two Quarters Ended
Mar 29, 2020
Cash paid related to operating lease liabilities	$726.0
Operating lease liabilities arising from obtaining ROU assets(1)	506.6

Mar 29, 2020
Weighted-average remaining operating lease term	8.9 years
Weighted-average operating lease discount rate	2.5%
(1)Excludes the initial impact of adoption. See Note 1, Summary of Significant Accounting Policies for additional information.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. Finance leases were immaterial as of March 29, 2020.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year Ending	Mar 29, 2020
2020 (excluding the two quarters ended March 29, 2020)	$739.0
2021	1,425.1
2022	1,314.2
2023	1,187.9
2024	1,052.3
Thereafter	4,296.9
Total lease payments	10,015.4
Less imputed interest	(1,111.5)
Total	$8,903.9
As of March 29, 2020, we have entered into operating leases that have not yet commenced of $656.8 million, primarily related to real estate leases. These leases will commence between fiscal year 2020 and fiscal year 2025 with lease terms of 3 years to 20 years.
Previous Lease Guidance Disclosures
Rent expense under operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance, for the quarter and two quarters ended March 31, 2019 (in millions):

	Quarter Ended	Two Quarters Ended
	Mar 31, 2019	Mar 31, 2019
Minimum rent	$366.2	$717.0
Contingent rent	56.3	112.0
Total	$422.5	$829.0
As previously reported in our 10-K, the minimum future rental payments under non-cancelable operating leases and lease financing arrangements under the previous lease guidance as of September 29, 2019 (in millions):

Fiscal Year Ending	Operating Leases	Lease Financing Arrangements
2020	$1,432.9	$5.2
2021	1,342.2	5.2
2022	1,247.4	5.0
2023	1,124.3	5.0
2024	996.4	4.9
Thereafter	4,087.7	42.6
Total minimum lease payments	$10,230.9	$67.9

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the up-front prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, and our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
At March 29, 2020, the current and long-term deferred revenue related to the Nestlé up-front payment was $176.5 million and $6.6 billion, respectively. During the quarter and two quarters ended March 29, 2020, we recognized $44.2 million and $88.4 million in current deferred revenue, respectively, related to amortization of the up-front payment. For the quarter and two quarters ended March 31, 2019, we recognized $43.7 million and $87.8 million in current deferred revenue, respectively, related to amortization of the up-front payment.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended March 29, 2020	Total
Stored value cards and loyalty program at December 29, 2019	1,561.0
Revenue deferred - card activations, card reloads and Stars earned	2,453.6
Revenue recognized - card and Stars redemptions and breakage	(2,736.4)
Other(1)	(5.1)
Stored value cards and loyalty program at March 29, 2020(2)	1,273.1

Two Quarters Ended March 29, 2020	Total
Stored value cards and loyalty program at September 29, 2019	$1,113.7
Revenue deferred - card activations, card reloads and Stars earned	5,961.1
Revenue recognized - card and Stars redemptions and breakage	(5,798.3)
Other(1)	(3.4)
Stored value cards and loyalty program at March 29, 2020(2)	$1,273.1
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)Approximately $1,191.5 million of this amount is current.

Note 11:  Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 29, 2020
Net gains/(losses) in AOCI, beginning of period	$3.2	$33.7	$7.7	$(432.0)	$(387.4)
Net gains/(losses) recognized in OCI before reclassifications	2.5	(96.7)	43.0	(78.4)	(129.6)
Net (gains)/losses reclassified from AOCI to earnings	(0.1)	(1.8)	(2.9)	—	(4.8)
Other comprehensive income/(loss) attributable to Starbucks	2.4	(98.5)	40.1	(78.4)	(134.4)
Net gains/(losses) in AOCI, end of period	$5.6	$(64.8)	$47.8	$(510.4)	$(521.8)

March 31, 2019
Net gains/(losses) in AOCI, beginning of period	$(2.9)	$17.5	$3.3	$(361.1)	$(343.2)
Net gains/(losses) recognized in OCI before reclassifications	2.9	(8.9)	2.2	79.7	75.9
Net (gains)/losses reclassified from AOCI to earnings	0.1	(4.3)	—	—	(4.2)
Other comprehensive income/(loss) attributable to Starbucks	3.0	(13.2)	2.2	79.7	71.7
Net gains/(losses) in AOCI, end of period	$0.1	$4.3	$5.5	$(281.4)	$(271.5)

Two Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 29, 2020
Net gains/(losses) in AOCI, beginning of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)
Net gains/(losses) recognized in OCI before reclassifications	2.4	(70.9)	60.7	(2.3)	(10.1)
Net (gains)/losses reclassified from AOCI to earnings	—	(7.9)	(5.3)	—	(13.2)
Other comprehensive income/(loss) attributable to Starbucks	2.4	(78.8)	55.4	(2.3)	(23.3)
Cumulative effect of accounting adoption	(0.7)	3.0	2.5	—	4.8
Net gains/(losses) in AOCI, end of period	$5.6	$(64.8)	$47.8	$(510.4)	$(521.8)

March 31, 2019
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	4.6	(16.2)	(14.1)	81.3	55.6
Net (gains)/losses reclassified from AOCI to earnings	0.4	2.8	—	—	3.2
Other comprehensive income/(loss) attributable to Starbucks	5.0	(13.4)	(14.1)	81.3	58.8
Net gains/(losses) in AOCI, end of period	$0.1	$4.3	$5.5	$(281.4)	$(271.5)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 29, 2020	Mar 31, 2019
Gains/(losses) on available-for-sale debt securities	$0.2	$0.2	Interest income and other, net
Gains/(losses) on cash flow hedges	2.3	5.6	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	3.9	—	Interest income and other, net
	6.4	5.8	Total before tax
	(1.6)	(1.6)	Tax (expense)/benefit
	$4.8	$4.2	Net of tax

Two Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 29, 2020	Mar 31, 2019
Gains/(losses) on available-for-sale debt securities	$—	$0.7	Interest income and other, net
Gains/(losses) on cash flow hedges	9.9	(3.0)	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	7.2	—	Interest income and other, net
	17.1	(2.3)	Total before tax
	(3.9)	(0.9)	Tax (expense)/benefit
	$13.2	$(3.2)	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 29, 2020.
During the two quarters ended March 29, 2020, we repurchased 20.3 million shares of common stock for $1.7 billion. On March 18, 2020, we announced that our Board of Directors authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. As of March 29, 2020, 48.9 million shares remained available for repurchase under current authorizations. On April 8, 2020, we announced a temporary suspension of our share repurchase program. Repurchases pursuant to this program were last made in mid-March.
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
During the second quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend to shareholders of $0.41 per share to be paid on May 22, 2020 to shareholders of record as of the close of business on May 8, 2020.
Note 12: Employee Stock Plans
As of March 29, 2020, there were 46.2 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 12.2 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019
Options	$0.7	$7.2	$2.4	$15.5
Restricted Stock Units (“RSUs”)	55.6	87.7	144.2	176.6
Total stock-based compensation expense	$56.3	$94.9	$146.6	$192.1

Stock option and RSU transactions from September 29, 2019 through March 29, 2020 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2019	15.2	8.9
Granted	0.1	3.7
Options exercised/RSUs vested	(1.3)	(3.3)
Forfeited/expired	(0.1)	(0.7)
Options outstanding/Nonvested RSUs, March 29, 2020	13.9	8.6
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 29, 2020	$2.5	$237.1

Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019
Net earnings attributable to Starbucks	$328.4	$663.2	$1,214.1	$1,423.6
Weighted average common shares outstanding (for basic calculation)	1,171.8	1,239.2	1,176.1	1,240.6
Dilutive effect of outstanding common stock options and RSUs	8.9	11.5	9.7	11.5
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,180.7	1,250.7	1,185.8	1,252.1
EPS — basic	$0.28	$0.54	$1.03	$1.15
EPS — diluted	$0.28	$0.53	$1.02	$1.14
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. As of March 29, 2020 and March 31, 2019, we had no out-of-the-money stock options.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference before the trial judge to discuss the motions that each party has filed is scheduled for May 11, 2020. At this stage of the proceedings, Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is remote. Accordingly, no loss contingency was recorded for this matter.
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Two Quarters Ended
	Mar 29, 2020		Mar 31, 2019		Mar 29, 2020		Mar 31, 2019
Beverage(1)	$3,530.9	59%	$3,760.4	60%	$7,789.4	59%	$7,688.3	60%
Food(2)	1,076.8	18%	1,157.9	18%	2,355.7	18%	2,344.3	18%
Other(3)	1,388.0	23%	1,387.6	22%	2,947.7	23%	2,906.1	22%
Total	$5,995.7	100%	$6,305.9	100%	$13,092.8	100%	$12,938.7	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores as well as products sales to our licensees.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, beverage-related ingredients and ready-to-drink beverages, among other items.

The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	International	Channel Development	Corporate and Other	Total
March 29, 2020
Total net revenues	$4,330.0	$1,134.6	$519.1	$12.0	$5,995.7
Depreciation and amortization expenses	191.5	130.0	0.3	34.5	356.3
Income from equity investees	—	24.8	43.1	—	67.9
Operating income/(loss)	$621.2	$(15.4)	$189.6	$(308.0)	$487.4

March 31, 2019
Total net revenues(1)	$4,314.1	$1,529.4	$446.6	$15.8	$6,305.9
Depreciation and amortization expenses	173.0	130.4	12.3	40.5	356.2
Income from equity investees	—	22.1	40.2	—	62.3
Operating income/(loss)	$856.4	$201.8	$148.9	$(349.4)	$857.7

Two Quarters Ended
	Americas	International	Channel Development	Corporate and Other	Total
March 29, 2020
Total net revenues	$9,340.9	$2,705.7	$1,013.7	$32.5	$13,092.8
Depreciation and amortization expenses	380.7	256.7	0.6	69.4	707.4
Income from equity investees	—	55.8	86.1	—	141.9
Operating income/(loss)	$1,720.0	$260.5	$365.1	$(638.4)	$1,707.2

March 31, 2019
Total net revenues	$8,926.6	$3,033.5	$951.1	$27.5	$12,938.7
Depreciation and amortization expenses	339.9	257.3	12.4	80.0	689.6
Income from equity investees	—	48.5	81.6	—	130.1
Operating income/(loss)	$1,825.2	$431.9	$324.6	$(708.3)	$1,873.4

(1)Prior period amounts have been restated to reflect the fourth quarter fiscal 2019 realigned Starbucks operating segment reporting structure.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, our focus on accelerating growth in high-returning businesses, the conversion of several market operations to fully licensed models, expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results, tax rates, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the likely issuance of additional debt and the applicable interest rate, the impact of the COVID-19 outbreak on our financial results, credits available to us under the CARES Act and other government credits, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes, and potential outcomes and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: further spread of COVID-19; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration of such restrictions; the potential for a resurgence of COVID-19 infections in a given geographic region after it has hit its “peak”; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans, including the integration of the East China business and the successful expansion of our Global Coffee Alliance with Nestlé; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and the availability of consumer financing; changes in the availability and cost of labor; the impact of competition; inherent risks of operating a global business; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; the disruption to our business related to COVID-19; the effects of changes in tax laws and related guidance and regulations that may be implemented and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K and in the 10-Q filed January 28, 2020.
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
Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 82 markets around the world. As of March 29, 2020, Starbucks had over 32,000 company-operated and licensed stores, an increase of 6% from the prior year. Additionally, we sell a variety of consumer-packaged goods, or CPG, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. Comparable store sales represent company-operated stores open for 13 months or longer, exclude the impact of foreign currency translation and include stores temporarily closed as a result of the COVID-19 outbreak. During the quarter ended March 29, 2020, our global comparable store sales declined 10%, which reflect the impacts of COVID-19.
We have three reportable operating segments: Americas, International, and Channel Development. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
COVID-19 Update
In December 2019, a strain of coronavirus or COVID-19 was first identified. Since then, COVID-19 has surfaced in almost all regions around the world, including in the U.S., our largest market. In response to the outbreak, we prioritized the health and well-being of our partners (employees) and customers and worked with health and government officials while continuing to serve our communities. These actions began in China in late January when we began temporarily closing stores or modifying operating hours, resulting in peak closures of approximately 80% of Starbucks® stores in China in early February. Stores were gradually reopened as China saw a recovery from the outbreak, with over 95% of our stores open by early April, though many were operating with reduced hours and limited seating in compliance with local guidelines. Additionally, we elevated the use of the “Contactless Starbucks Experience,” leveraging mobile ordering capabilities through pickup and delivery.
When the virus began to impact other markets, we leveraged our experience in China to respond to the outbreak, including utilizing our mobile technology to continue serving customers, implementing enhanced sanitizing protocols and sharing best practices with our licensed partners who operate our licensed stores. In the U.S., we took proactive steps beginning in late February, including elevating our safety and cleaning protocols. In mid-March, we began temporarily closing certain stores with high levels of customer congregation and shifting to a “to-go” model. Since late March, we have closed a majority of our company-operated retail stores in the U.S. and Canada and restricted all remaining stores primarily to drive-thru and delivery channels. A large percentage of our licensed stores in the Americas segment also began closing temporarily in mid- to late-March.
The temporary store closures, reduced customer traffic and changes made to our operations, both mandated and voluntary, had a material impact on the financial results of our fiscal second quarter. Our Americas segment, which is considerably larger and more mature than the International segment, had a comparable stores sales decline of 3% for the three months ended March 29, 2020; however, the outbreak did not materially impact the business until late in the quarter. The comparable store sales growth in the U.S., our largest company-operated retail market, was 8% during the quarter through mid-March, before the rise in “shelter-in-place” mandates and “social distancing” requirements across the country. At quarter end, only 44% of company-operated stores in our Americas segment were open, most under modified store hours and primarily through the drive-thru channel. To help protect our partners’ health and avoid further financial hardship, we committed to paying all Starbucks U.S. and Canada company-operated retail store partners through May 3, whether they continue to work in the stores that remain open or not. Partners not working during this time will be paid as part of our catastrophic pay program. Additionally, we implemented temporary wage increases for our retail store partners who are working as scheduled to recognize their service and continue catastrophic pay for partners who have been diagnosed or exposed to COVID-19 through May 31. Our retail licensing business was also impacted by the outbreak, with approximately 55% of our licensed stores remaining open in the Americas segment at the end of our fiscal second quarter, mostly within grocery stores that may also be operating under reduced hours.
Comparable stores sales declined 31% for our International Segment during the second quarter of fiscal 2020. This was primarily due to the 50% decline in China's comparable store sales, including a 78% decline during the month of February. However, there have been improvements in comparable store sales since late February and in each sequential week as stores began to re-open in China. As of quarter end, approximately 70% of the International segment’s company-operated and licensed stores were open but most had modified business hours and operations, while approximately 30% of stores remained closed, primarily in European markets. Subsequent to fiscal quarter end, additional stores in certain markets outside of China were closed in accordance with local health and government official guidance. To assist our international licensed partners during this outbreak, we provided a short-term extension for paying outstanding receivables as of the end of the second fiscal quarter and committed to providing other forms of relief during the third quarter of fiscal 2020.
During the fiscal second quarter, most of our manufacturing facilities remained open and uninterrupted under enhanced safety and cleaning protocols. Our corporate support functions, including finance, legal and technology, continued to operate under remote work arrangements to comply with mandatory shelter-in-place orders and meet the recommended social distancing guidance.
In addition to lost revenues and incremental wages and benefits for our partners, we also incurred higher expenses due to inventory write-offs and honoring supplier obligations. These resulted in significantly lower operating margins for our retail store businesses. The ongoing mix of store closures, reduced hours and modified operating models will continue to be impacted by local conditions, as well as health and governmental requirements and guidelines.
The Channel Development segment was minimally impacted by COVID-19 during the second fiscal quarter as a result of at-home coffee offerings. This segment experienced moderate revenue and operating income growth and operating margin expansion in the quarter. This segment's full-year revenues are expected to decline relative to fiscal year 2019 due to lapping certain transition items related to the Global Coffee Alliance. Additionally, the global disruption resulting from COVID-19 is expected to adversely impact volumes in most foodservice channels through the Global Coffee Alliance and our ready-to-drink business, which may be partially offset by other channels, primarily in grocery stores, mass merchants and online.
Based on the late-quarter onset of COVID-19 impacts on our business results in the U.S. and other markets, we expect the negative financial impacts experienced in the fiscal second quarter to be significantly greater in the fiscal third quarter and to extend into the fiscal fourth quarter. We continue to monitor the dynamic nature of the COVID-19 crisis and how it is affecting our businesses globally. A prolonged period of store closures, changes in customer behaviors, reductions of consumer discretionary spending and global economic uncertainties will require us to continue to evaluate our business assumptions and estimates. While almost all stores in China are now open while operating under additional health and safety protocols, our other large markets including the U.S., Japan and Canada, are still in an earlier phase of this outbreak. These conditions will likely result in lower future revenues and cash flow, which may lead to additional impairment of our company-operated store and other assets, as well as the risk of excess inventory and penalties to cover minimum commitments from suppliers. Deterioration of the economy may impact the financial viability of our suppliers, licensees and other business partners. This may interrupt our supply chain, limit our ability to collect receivables and require other changes to our operations. Sustained losses in certain foreign jurisdictions will likely increase the risk of not realizing our deferred tax assets, which may require us to record valuation allowances and increase income tax expense. These charges, along with changes in the mix of earnings or losses from our different geographical operations, as well as any future enactment of tax legislation and other factors could result in more volatile quarterly and annual effective tax rates. The detrimental impacts on our financial results may be partially offset by financial assistance from the U.S. and various foreign governments, including employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak. Other benefits, including options to defer payroll tax payments, and additional deductions may reduce future cash outlays.
Comparable Store Sales
Starbucks comparable store sales for the second quarter of fiscal 2020:

	Quarter Ended Mar 29, 2020			Two Quarters Ended Mar 29, 2020
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	(10)%	(13)%	4%	(2)%	(5)%	3%
Americas	(3)%	(7)%	5%	2%	(2)%	4%
International	(31)%	(32)%	1%	(15)%	(16)%	2%
The above comparable store sales for the quarter and two quarters ended March 29, 2020 decreased due to temporary store closures and stores with modified hours as a result of COVID-19.
Refer to our Quarterly Store Data, also included in Item 2 of Part I of this 10-Q, for additional information on our company operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended				Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	$ Change	% Change	Mar 29, 2020	Mar 31, 2019	$ Change	% Change
Company-operated stores	$4,766.0	$5,159.0	$(393.0)	(7.6)%	$10,546.6	$10,529.3	$17.3	0.2%
Licensed stores	689.8	678.2	11.6	1.7	1,481.9	1,415.3	66.6	4.7
Other	539.9	468.7	71.2	15.2	1,064.3	994.1	70.2	7.1
Total net revenues	$5,995.7	$6,305.9	$(310.2)	(4.9)%	$13,092.8	$12,938.7	$154.1	1.2%
Quarter ended March 29, 2020 compared with quarter ended March 31, 2019
Total net revenues for the second quarter of fiscal 2020 decreased $310 million, primarily due to decreased revenues from company-operated stores ($393 million). The decline in company-operated stores revenues was due to a 10% decrease in comparable store sales ($474 million), primarily driven by a 13% decrease in transactions. Also contributing to the decrease were the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during fiscal 2019 ($75 million). Partially offsetting these decreases were the incremental revenues from 912 net new Starbucks® company-operated store openings, or a 6% increase, over the past 12 months ($162 million).
Licensed stores revenue grew $12 million driven by the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets ($11 million) and the increased product and royalty revenues from our licensees ($3 million), primarily resulting from the opening of 952 net new Starbucks® licensed stores, or a 7% increase, over the past 12 months.
Other revenues increased $71 million, primarily due to the expansion of the Global Coffee Alliance including additional product sales to Nestlé to transition Foodservice order fulfillment as well as a benefit related to the transfer of certain single-serve product activities to Nestlé on a go-forward basis. This increase was partially offset by lapping prior year product sales related to the Tazo brand transition agreement.
Two quarters ended March 29, 2020 compared with two quarters ended March 31, 2019
Total net revenues for the first two quarters of fiscal 2020 increased $154.1 million, partially due to increased revenues from company-operated stores ($17 million). The growth in company-operated stores revenues was driven by incremental revenues from 912 net new Starbucks® company-operated store openings, or a 6% increase, over the past 12 months ($399 million). This increase was partially offset by a 2% decrease in comparable store sales ($229 million), primarily driven by a 5% decrease in transactions, and the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during fiscal 2019 ($166 million).
Licensed stores revenue growth also contributed to the increase in total net revenues ($67 million), driven by increased product and royalty revenues from our licensees ($44 million), primarily resulting from the opening of 952 net new Starbucks® licensed stores, or a 7% increase, over the past 12 months, and the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets ($31 million).
Other revenues increased $70 million, primarily due to the expansion of the Global Coffee Alliance including the Foodservice transition-related activities and benefits noted above, partially offset by lapping prior year product sales related to the Tazo brand transition agreement.
Operating Expenses

	Quarter Ended					Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019
				As a % of Total Net Revenues					As a % of Total Net Revenues
Cost of sales	$1,997.7	$2,012.0	$(14.3)	33.3%	31.9%	$4,234.2	$4,187.8	$46.4	32.3%	32.4%
Store operating expenses	2,721.4	2,554.1	167.3	45.4	40.5	5,542.9	5,140.9	402.0	42.3	39.7
Other operating expenses	95.0	87.1	7.9	1.6	1.4	196.7	184.9	11.8	1.5	1.4
Depreciation and amortization expenses	356.3	356.2	0.1	5.9	5.6	707.4	689.6	17.8	5.4	5.3
General and administrative expenses	406.5	458.1	(51.6)	6.8	7.3	840.7	906.0	(65.3)	6.4	7.0
Restructuring and impairments	(0.7)	43.0	(43.7)	—	0.7	5.6	86.2	(80.6)	—	0.7
Total operating expenses	5,576.2	5,510.5	65.7	93.0	87.4	11,527.5	11,195.4	332.1	88.0	86.5
Income from equity investees	67.9	62.3	5.6	1.1	1.0	141.9	130.1	11.8	1.1	1.0
Operating income	$487.4	$857.7	$(370.3)	8.1%	13.6%	$1,707.2	$1,873.4	$(166.2)	13.0%	14.5%
Store operating expenses as a % of company-operated store revenues				57.1%	49.5%				52.6%	48.8%
Quarter ended March 29, 2020 compared with quarter ended March 31, 2019
Cost of sales as a percentage of total net revenues increased 140 basis points for the second quarter of fiscal 2020, primarily due to sales deleverage attributable to COVID-19 impacts, which included higher inventory costs, write-offs and product waste (approximately 90 basis points). The sales deleverage was partially offset by supply chain efficiencies (approximately 80 basis points).
Store operating expenses as a percentage of total net revenues increased 490 basis points for the second quarter of fiscal 2020. Store operating expenses as a percentage of company-operated store revenues increased 760 basis points, primarily due to sales deleverage attributable to COVID-19 impacts, which included catastrophic wages and enhanced pay programs for retail partners, net of benefits provided by the CARES Act (approximately 150 basis points).
Other operating expenses increased $8 million for the second quarter of fiscal 2020, primarily due to incremental costs to develop and grow the Global Coffee Alliance ($7 million).
General and administrative expenses decreased $52 million, primarily due to lapping the 2018 U.S stock award granted in the third quarter of fiscal 2018, which was funded by savings from the Tax Act and vested in the third quarter of fiscal 2019 ($24 million), and lower performance-based compensation, partially offset by incremental strategic investments in technology.
Restructuring and impairment expenses decreased $44 million, primarily due to lower costs associated with the closure of certain company-operated stores ($19 million) and lapping impairment related to our Switzerland retail market ($10 million) and prior year severance costs ($8 million).
Income from equity investees increased $6 million, primarily due to growth in our South Korea joint venture operations and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 550 basis points for the second quarter of fiscal 2020.
Two quarters ended March 29, 2020 compared with two quarters ended March 31, 2019
Cost of sales as a percentage of total net revenues decreased 10 basis points for the first two quarters of fiscal 2020, primarily due to sales deleverage attributable to COVID-19 impacts, which included inventory write-offs and product waste (approximately 30 basis points), partially offset by supply chain efficiencies (approximately 90 basis points).
Store operating expenses as a percentage of total net revenues increased 260 basis points for the first two quarters of fiscal 2020. Store operating expenses as a percentage of company-operated store revenues increased 380 basis points, primarily due to sales deleverage attributable to COVID-19 impacts, which included catastrophic wages and enhanced pay programs for retail partners, net of benefits provided by the CARES Act (approximately 70 basis points).
Other operating expenses increased $12 million for the first two quarters of fiscal 2020, primarily due to incremental costs to develop and grow the Global Coffee Alliance.
General and administrative expenses decreased $65 million, primarily due to lapping the 2018 U.S stock award granted in the third quarter of fiscal 2018, which was funded by savings from the Tax Act and vested in the third quarter of fiscal 2019 ($47 million), as well as lower performance-based compensation, partially offset by incremental strategic investments in technology.
Restructuring and impairment expenses decreased $81 million, primarily due to lapping prior year severance costs ($32 million), lower costs associated with the closure of certain company-operated stores ($22 million) and lapping asset impairments in the U.S. ($10 million) and impairment related to our Switzerland retail market ($10 million).
Income from equity investees increased $12 million, primarily due to growth in our South Korea joint venture and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 150 basis points for the first two quarters of fiscal 2020.

Other Income and Expenses

	Quarter Ended					Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$487.4	$857.7	$(370.3)	8.1%	13.6%	$1,707.2	$1,873.4	$(166.2)	13.0%	14.5%
Net gain resulting from divestiture of certain operations	—	21.0	(21.0)	—	0.3	—	21.0	(21.0)	—	0.2
Interest income and other, net	2.0	15.2	(13.2)	—	0.2	18.0	39.9	(21.9)	0.1	0.3
Interest expense	(99.2)	(73.9)	(25.3)	(1.7)	(1.2)	(191.1)	(148.9)	(42.2)	(1.5)	(1.2)
Earnings before income taxes	390.2	820.0	(429.8)	6.5	13.0	1,534.1	1,785.4	(251.3)	11.7	13.8
Income tax expense	65.4	161.2	(95.8)	1.1	2.6	324.0	366.4	(42.4)	2.5	2.8
Net earnings including noncontrolling interests	324.8	658.8	(334.0)	5.4	10.4	1,210.1	1,419.0	(208.9)	9.2	11.0
Net earnings/(loss) attributable to noncontrolling interests	(3.6)	(4.4)	0.8	(0.1)	(0.1)	(4.0)	(4.6)	0.6	—	—
Net earnings attributable to Starbucks	$328.4	$663.2	$(334.8)	5.5%	10.5%	$1,214.1	$1,423.6	$(209.5)	9.3%	11.0%
Effective tax rate including noncontrolling interests				16.8%	19.7%				21.1%	20.5%

Quarter ended March 29, 2020 compared with quarter ended March 31, 2019
Net gain resulting from divestiture of certain operations decreased $21 million due to lapping the sale of our retail operations in France and the Netherlands in fiscal 2019.
Interest income and other, net decreased $13 million, primarily due to lapping interest income earned last year on excess cash related to our Nestlé transaction.
Interest expense increased $25 million, primarily due to additional interest incurred on long-term debt issued in May 2019 and March 2020.
The effective tax rate for the quarter ended March 29, 2020 was 16.8% compared to 19.7% for the same quarter in fiscal 2019. The decrease was primarily due to the decrease in earnings, including the foreign rate differential on our jurisdictional mix of earnings.
Two quarters ended March 29, 2020 compared with two quarters ended March 31, 2019
Net gain resulting from divestiture of certain operations decreased $21 million due to lapping the sale of retail operations in France and the Netherlands in fiscal 2019.
Interest income and other, net decreased $22 million, primarily due to lapping interest income earned last year on excess cash related to our Nestlé transaction.
Interest expense increased $42 million, primarily due to additional interest incurred on long-term debt issued in May 2019 and March 2020.
The effective tax rate for the first two quarters ended March 29, 2020 was 21.1% compared to 20.5% for the same period in fiscal 2019. The increase was primarily due to lapping the release of income tax reserves related to the settlement of a U.S. tax examination (approximately 180 basis points), lower stock-based compensation excess tax benefit (approximately 160 basis points) and lapping other immaterial true-ups. These unfavorable items were partially offset by the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries in the first quarter of fiscal 2019 (approximately 440 basis points) and to a lesser extent the decrease in earnings including the foreign rate differential on our jurisdictional mix of earnings.
Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended					Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019
				As a % of Americas Total Net Revenues					As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$3,863.6	$3,849.6	$14.0	89.2%	89.2%	$8,334.6	$7,941.7	$392.9	89.2%	89.0%
Licensed stores	464.2	463.1	1.1	10.7	10.7	1,001.5	977.7	23.8	10.7	11.0
Other	2.2	1.4	0.8	0.1	—	4.8	7.2	(2.4)	0.1	0.1
Total net revenues	4,330.0	4,314.1	15.9	100.0	100.0	9,340.9	8,926.6	414.3	100.0	100.0
Cost of sales	1,248.2	1,220.5	27.7	28.8	28.3	2,636.6	2,571.8	64.8	28.2	28.8
Store operating expenses	2,158.6	1,935.7	222.9	49.9	44.9	4,373.0	3,918.8	454.2	46.8	43.9
Other operating expenses	41.8	39.4	2.4	1.0	0.9	84.3	83.8	0.5	0.9	0.9
Depreciation and amortization expenses	191.5	173.0	18.5	4.4	4.0	380.7	339.9	40.8	4.1	3.8
General and administrative expenses	68.2	70.9	(2.7)	1.6	1.6	140.6	146.0	(5.4)	1.5	1.6
Restructuring and impairments	0.5	18.2	(17.7)	—	0.4	5.7	41.1	(35.4)	0.1	0.5
Total operating expenses	3,708.8	3,457.7	251.1	85.7	80.1	7,620.9	7,101.4	519.5	81.6	79.6
Operating income	$621.2	$856.4	$(235.2)	14.3%	19.9%	$1,720.0	$1,825.2	$(105.2)	18.4%	20.4%
Store operating expenses as a % of company-operated store revenues				55.9%	50.3%				52.5%	49.3%
Quarter ended March 29, 2020 compared with quarter ended March 31, 2019
Revenues
Americas total net revenues for the second quarter of fiscal 2020 increased $16 million, primarily driven by 274 net new Starbucks® company-operated store openings, or a 3% increase, over the past 12 months ($121 million). This increase was partially offset by a 3% decrease in comparable store sales ($110 million), primarily driven by a 7% decrease in transactions.
Operating Margin
Americas operating income for the second quarter of fiscal 2020 decreased 27% to $621.2 million, compared to $856.4 million in the second quarter of fiscal 2019. Operating margin decreased 560 basis points to 14.3%, primarily due to sales deleverage and additional costs incurred attributable to COVID-19, which included catastrophic wages and enhanced pay programs for retail store partners, net of benefits provided by the CARES Act (approximately 170 basis points) and inventory write-offs and waste (approximately 130 basis points).

Two quarters ended March 29, 2020 compared with two quarters ended March 31, 2019
Revenues
Americas total net revenues for the first two quarters of fiscal 2020 increased $414 million, or 5%, primarily driven by 274 net new Starbucks® company-operated store openings, or a 3% increase, over the past 12 months ($260 million) and a 2% increase in comparable store sales ($120 million). Also contributing were higher product sales to and royalty revenues from our licensees ($26 million), primarily resulting from comparable store sales growth and the opening of 277 net new Starbucks® licensed stores, or a 3% increase, over the past 12 months.
Operating Margin
Americas operating income for the first two quarters of fiscal 2020 decreased 6% to $1.7 billion, compared to $1.8 billion for the same period in fiscal 2019. Operating margin decreased 200 basis points to 18.4%, primarily driven by higher partner costs due to growth in wages and benefits (approximately 200 basis points) as well as sales deleverage and additional costs incurred attributable to COVID-19, mainly including catastrophic wages and enhanced pay programs for retail store partners, net of benefits provided by the CARES Act (approximately 80 basis points). Higher inventory write-offs and waste (approximately 50 basis points) also contributed to the decrease. Partially offsetting these decreases was sales leverage realized during the first fiscal quarter, prior to the onset of COVID-19, and supply chain efficiencies.
International

	Quarter Ended					Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$902.4	$1,309.4	$(407.0)	79.5%	85.6%	$2,212.0	$2,587.6	$(375.6)	81.8%	85.3%
Licensed stores	225.6	215.1	10.5	19.9	14.1	480.4	437.6	42.8	17.8	14.4
Other	6.6	4.9	1.7	0.6	0.3	13.3	8.3	5.0	0.5	0.3
Total net revenues	1,134.6	1,529.4	(394.8)	100.0	100.0	2,705.7	3,033.5	(327.8)	100.0	100.0
Cost of sales	387.7	470.2	(82.5)	34.2	30.7	876.2	932.8	(56.6)	32.4	30.7
Store operating expenses	562.8	618.4	(55.6)	49.6	40.4	1,169.9	1,222.1	(52.2)	43.2	40.3
Other operating expenses	31.8	26.3	5.5	2.8	1.7	67.7	57.8	9.9	2.5	1.9
Depreciation and amortization expenses	130.0	130.4	(0.4)	11.5	8.5	256.7	257.3	(0.6)	9.5	8.5
General and administrative expenses	63.7	80.2	(16.5)	5.6	5.2	130.9	149.5	(18.6)	4.8	4.9
Restructuring and impairments	(1.2)	24.2	(25.4)	(0.1)	1.6	(0.4)	30.6	(31.0)	—	1.0
Total operating expenses	1,174.8	1,349.7	(174.9)	103.5	88.3	2,501.0	2,650.1	(149.1)	92.4	87.4
Income from equity investees	24.8	22.1	2.7	2.2	1.4	55.8	48.5	7.3	2.1	1.6
Operating income/(loss)	$(15.4)	$201.8	$(217.2)	(1.4)%	13.2%	$260.5	$431.9	$(171.4)	9.6%	14.2%
Store operating expenses as a % of company-operated store revenues				62.4%	47.2%				52.9%	47.2%

Quarter ended March 29, 2020 compared with quarter ended March 31, 2019
Revenues
International total net revenues for the second quarter of fiscal 2020 decreased $395 million, or 26%, primarily due to a 31% decrease in comparable company-operated store sales ($364 million), driven by a 32% decrease in transactions. Also contributing were the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during 2019 ($64 million). These decreases were partially offset by 638 net new Starbucks® company-operated store openings, or an 11% increase, over the past 12 months ($41 million).
Operating Margin
International operating loss for the second quarter of fiscal 2020 was $15 million, compared to $202 million in operating income in the second quarter of fiscal 2019. Operating margin decreased 1,460 basis points to (1.4)%, primarily due to sales deleverage attributable to COVID-19, which primarily consisted of continued expenses related to partner wages and benefits (approximately 620 basis points) and occupancy costs (approximately 300 basis points).
Two quarters ended March 29, 2020 compared with two quarters ended March 31, 2019
Revenues
International total net revenues for the first two quarters of fiscal 2020 decreased $328 million, or 11%, due to a 15% decrease in comparable company-operated store sales ($348 million), driven by a 16% decrease in transactions. Also contributing were the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during 2019 ($136 million). These decreases were partially offset by 638 net new Starbucks® company-operated store openings, or an 11% increase, over the past 12 months ($138 million) and increased product sales to and royalty revenues from licensees ($17 million), primarily resulting from the opening of 675 net new licensed stores, or a 10% increase, over the past 12 months.
Operating Margin
International operating income for the first two quarters of fiscal 2020 decreased 40% to $261 million, compared to $432 million for the same period in fiscal 2019. Operating margin decreased 460 basis points to 9.6%, primarily due to sales deleverage attributable to COVID-19, which primarily consisted of continued expenses related to partner wages and benefits (approximately 270 basis points) and occupancy costs (approximately 140 basis points).

Channel Development

	Quarter Ended					Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019	$ Change	Mar 29, 2020	Mar 31, 2019
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$519.1	$446.6	$72.5			$1,013.7	$951.1	$62.6
Cost of sales	351.6	305.4	46.2	67.7%	68.4%	690.4	653.8	36.6	68.1%	68.7%
Other operating expenses	17.7	17.1	0.6	3.4	3.8	38.3	35.7	2.6	3.8	3.8
Depreciation and amortization expenses	0.3	12.3	(12.0)	0.1	2.8	0.6	12.4	(11.8)	0.1	1.3
General and administrative expenses	3.0	3.1	(0.1)	0.6	0.7	5.4	6.2	(0.8)	0.5	0.7
Total operating expenses	372.6	337.9	34.7	71.8	75.7	734.7	708.1	26.6	72.5	74.5
Income from equity investees	43.1	40.2	2.9	8.3	9.0	86.1	81.6	4.5	8.5	8.6
Operating income	$189.6	$148.9	$40.7	36.5%	33.3%	$365.1	$324.6	$40.5	36.0%	34.1%

Quarter ended March 29, 2020 compared with quarter ended March 31, 2019
Revenues
Channel Development total net revenues for the second quarter of fiscal 2020 increased $73 million, or 16%, primarily due to the expansion of the Global Coffee Alliance, including additional product sales to Nestlé to transition Foodservice order fulfillment as well as a benefit related to the transfer of certain single-serve product activities to Nestlé beginning in the second quarter of fiscal 2020 ($86 million), partially offset by lapping prior year product sales to Unilever as a result of the sale and transition of the Tazo brand ($10 million).
Operating Margin
Channel Development operating income for the second quarter of fiscal 2020 increased 27% to $190 million, compared to $149 million for the same period in fiscal 2019. Operating margin increased 320 basis points to 36.5%, primarily driven by the transfer of certain single-serve product activities to Nestlé and lapping the correction of amortization expense in the prior year (approximately 270 basis points). Also contributing to the increase was lapping prior year Nestlé transaction costs (approximately 80 basis points), partially offset by incremental costs to develop and grow the Global Coffee Alliance (approximately 130 basis points).
Two quarters ended March 29, 2020 compared with the two quarters ended March 31, 2019
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2020 increased $63 million, or 7%, primarily due to the expansion of the Global Coffee Alliance, including additional product sales to Nestlé to transition Foodservice order fulfillment as well as a benefit related to the transfer of certain single-serve product activities to Nestlé beginning in the second quarter of fiscal 2020 ($97 million), partially offset by lapping prior year product sales to Unilever as a result of the sale and transition of the Tazo brand ($33 million).
Operating Margin
Channel Development operating income for the first two quarters of fiscal 2020 increased 12% to $365 million, compared to $325 million for the same period in fiscal 2019. Operating margin increased 190 basis points to 36.0%, primarily driven by the transfer of certain single-serve product activities to Nestlé and lapping the correction of amortization expense (approximately 120 basis points) and Nestlé transaction costs (approximately 100 basis points) in the prior year, partially offset by incremental costs to develop and grow the Global Coffee Alliance (approximately 120 basis points).

Corporate and Other

	Quarter Ended				Two Quarters Ended
	Mar 29, 2020	Mar 31, 2019	$ Change	% Change	Mar 29, 2020	Mar 31, 2019	$ Change	% Change
Net revenues:
Other	$12.0	$15.8	$(3.8)	(24.1)%	$32.5	$27.5	$5.0	18.2%
Total net revenues	12.0	15.8	(3.8)	(24.1)	32.5	27.5	5.0	18.2
Cost of sales	10.2	15.9	(5.7)	(35.8)	31.0	29.4	1.6	5.4
Other operating expenses	3.7	4.3	(0.6)	(14.0)	6.4	7.6	(1.2)	(15.8)
Depreciation and amortization expenses	34.5	40.5	(6.0)	(14.8)	69.4	80.0	(10.6)	(13.3)
General and administrative expenses	271.6	303.9	(32.3)	(10.6)	563.8	604.3	(40.5)	(6.7)
Restructuring and impairments	—	0.6	(0.6)	nm	0.3	14.5	(14.2)	(97.9)
Total operating expenses	320.0	365.2	(45.2)	(12.4)	670.9	735.8	(64.9)	(8.8)
Operating loss	$(308.0)	$(349.4)	$41.4	(11.8)%	$(638.4)	$(708.3)	$69.9	(9.9)%
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019	Mar 29, 2020	Mar 31, 2019
Americas
Company-operated stores	31	(1)	77	86	10,051	9,776
Licensed stores	37	67	127	173	8,220	7,943
Total Americas	68	66	204	259	18,271	17,719
International
Company-operated stores	78	40	277	228	6,137	5,879
Licensed stores	109	213	313	385	7,642	6,586
Total International	187	253	590	613	13,779	12,465
Corporate and Other
Licensed stores	—	—	—	(12)	—	—
Total Corporate and Other	—	—	—	(12)	—	—
Total Company	255	319	794	860	32,050	30,184

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $2.8 billion as of March 29, 2020 and $3.0 billion as of September 29, 2019. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including government treasury securities (foreign and domestic) and corporate debt securities. As of March 29, 2020, approximately $1.6 billion of cash was held in foreign subsidiaries.
Borrowing Capacity
Our $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”), and our $1.0 billion unsecured 364-day credit facility (the “364-day credit facility”) are available for general corporate purposes.
The 2018 credit facility
The 2018 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to defined terms within the 2018 credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 0.910% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.
The 364-day credit facility
The 364-day credit facility, of which no amount may be used for issuances of letters of credit, is currently set to mature on October 21, 2020. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to defined terms within the 364-day credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is 0.920% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.

During the second quarter of fiscal 2020, we entered into a new $500 million unsecured 364-day term-loan facility (“the 2020 term-loan facility”), which is available for general corporate purposes.
The 2020 term-loan facility
The 2020 term-loan facility is currently set to mature on March 19, 2021. Borrowings under the term-loan facility are subject to defined terms within the 2020 term-loan facility and will bear interest depending on if the loan is a Eurocurrency Rate Loan or a Base Loan. Eurocurrency Rate Loans will bear interest on the outstanding principal amount equal to the Eurocurrency Rate for such Interest Period plus the applicable margin. Each Base Rate Loan will bear interest on the outstanding principal amount equal to the Base Rate plus the applicable margin. The applicable margin is based on the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies. The current applicable margin is 0.750% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans.
All of our credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 29, 2020, we had no borrowings outstanding and were in compliance with all applicable covenants related to our credit facilities. Depending on the duration and severity of COVID-19 related government measures, it is possible in future periods that we will seek temporary adjustments to our fixed charge ratio covenant. We will continue to monitor our ongoing compliance and actively engage with our lenders, if necessary.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2018 and 364-day credit facilities discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of March 29, 2020, we had borrowings of $1.1 billion outstanding, net of unamortized discount, under our commercial paper program, of which a majority will mature during the third quarter of fiscal 2020. As such, our total contractual borrowing capacity as of the end of our second quarter of fiscal 2020 was $2.4 billion when combining the unused commercial paper program and credit facilities, less outstanding borrowing.
On March 12, 2020, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 2.000% Senior Notes (the “2027 notes”) due March 2027, $750 million of 2.250% Senior Notes (the “2030 notes”) due March 2030, and $500 million of 3.350% Senior Notes (the “2050 notes”) due March 2050. We are using the net proceeds from the offering for general corporate purposes, including the repayment of outstanding borrowings under our commercial paper program. We may temporarily invest funds that are not immediately needed for these purposes in short-term investments, including marketable securities. Interest on the 2027 notes, the 2030 notes, and the 2050 notes is payable semi-annually on March 12 and September 12, commencing on September 12, 2020.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
The indentures under which all of our Senior Notes were issued require us to maintain compliance with certain covenants, including limits on future liens and sale and leaseback transactions on certain material properties. As of March 29, 2020, we were in compliance with all applicable covenants.
As we continue to navigate the impact of COVID-19 on our business and operations, we may seek to strengthen our liquidity through a variety of means, including curtailing discretionary spending and delaying certain investments, as well as continuing to suspend our share repurchases. Additionally, we may pursue additional sources of financing to further enhance our liquidity, including both short-term and long-term borrowings and debt issuances.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program and the issuance of debt, support and invest in our core businesses, including investing in new ways to serve our customers and providing temporary incremental wages and benefits to our partners, repaying maturing debts, as well as returning cash to shareholders through common stock cash dividend payments and discretionary share repurchases and investing in new business opportunities related to our core and developing businesses. Further, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our “Growth at Scale” agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.

We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases.
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
During the second quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend to shareholders of $0.41 per share to be paid on May 22, 2020 to shareholders of record as of the close of business on May 8, 2020. As of the date of this report, we do not expect to reduce our quarterly dividend as a result of the COVID-19 pandemic.
We repurchased 20.3 million shares of common stock, or $1.7 billion, during the first two quarters of fiscal 2020 under our ongoing share repurchase program. As of March 29, 2020, 48.9 million shares remained available for repurchase under current authorizations. To further enhance our financial flexibility, we temporarily suspended our share repurchase program in mid-March and are taking steps to defer capital expenditures and reduce discretionary spending. The existing share repurchase program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2020 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2020 are expected to be approximately $1.5 billion. The reduction of our full-year capital expenditures compared to our previous forecast reflects the deferral of new store openings, refurbishments of existing stores and other capital expenditures.
Cash Flows
Cash provided by operating activities was $474.8 million for the first two quarters of fiscal 2020, compared to $2.8 billion for the same period in fiscal 2019. The change was primarily due the U.S. federal tax payment related to the Nestlé transaction and material retail store closures resulting from the COVID-19 crisis.
Cash used by investing activities for the first two quarters of fiscal 2020 totaled $747.9 million, compared to cash used by investing activities of $711.0 million for the same period in fiscal 2019. The change was primarily driven by higher sale of investments, offset by lower purchases of investments.
Cash provided by financing activities for the first two quarters of fiscal 2020 and fiscal 2019 totaled $150.1 million and $8.8 billion, respectively. The change was primarily due to higher repurchases of our common stock under accelerated share repurchase agreements in fiscal 2019 and proceeds from issuance of long-term debt in fiscal 2020.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $28.2 billion in total contractual obligations as of September 29, 2019. Other than our commercial paper borrowings and the issuance of our 2027 notes, our 2030 notes and our 2050 notes in the second quarter of fiscal 2020 as described in Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
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
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. However, the COVID-19 outbreak may have an impact to consumer behaviors and customer traffic that result in changes in the seasonal fluctuations of our business. Additionally, as our stored value cards are issued to and loaded by customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from our stored value cards are recognized upon redemption and not when cash is loaded, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During the second quarter of fiscal 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 29, 2020).
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
Item 1A.Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K and in the 10-Q filed on January 28, 2020, other than the addition of the text below.
Our financial condition and results of operations for fiscal 2020 have been and are expected to continue to be adversely affected by the recent coronavirus outbreak.
In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. To date, this outbreak has surfaced in nearly all regions around the world, and as the pandemic continues to spread, particularly in the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. Our operations have been and may continue to be disrupted to varying degrees in many markets (from limited operations including only drive-thru and delivery to full store closures in some markets). While we cannot predict the duration or scope of the COVID-19 pandemic, it has negatively impacted our business and such impact has been and could continue to be material to our financial results, condition and outlook. The COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section included in our 10-K filed on November 15, 2019, such as, but not limited to, those related to:
•reduction or volatility in demand for our products, which may be caused by, among other things: store closures or modified operating hours and business model, reduced customer traffic due to illness, quarantine or government or self-imposed restrictions placed on our stores' operations and changes in consumer spending behaviors (e.g. continued practice of social distancing, consumer confidence in general macroeconomic conditions and a decrease in consumer discretionary spending);
•disruption to our operations or the operations of our business partners, including licensee and joint venture relationships, third-party manufacturers, distributors and retailers, through the effects of business and facilities closures, reductions in operating hours, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;
•impacts to our business partners' ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets; and
•increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants.
The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Even in those regions where we are reopening stores, such as China, our stores are subject to modified hours and conditions. Moreover, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover quickly or at all, which could have a material adverse effect on our business and results of operations. As a result, we may incur additional impairment charges to our inventory, store and corporate assets— and our ability to realize the benefits from deferred tax assets may become limited— any of which may have a significant or material impact on our financial results. We are evaluating the applicability of certain relief programs and financial assistance from the U.S. and other foreign governments but there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate and receive funding, that such programs will provide meaningful benefit to our business. It is not possible to estimate at this time the availability, extent or impact of any such relief from U.S. and/or foreign governments. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the scope and duration of actions to contain COVID-19 or treat its impact, among others. While such actions may be relaxed or rolled back if and when the pandemic abates, the actions may be reinstated as it continues to evolve. The scope and timing of any such reinstatements are difficult to predict and may materially affect our future operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended March 29, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period(1)
December 30, 2019 - January 26, 2020	1,314,000	$90.51	1,314,000	14,852,598
January 27, 2020 - February 23, 2020	2,808,884	87.77	2,808,884	12,043,714
February 24, 2020 - March 29, 2020	3,139,273	64.22	3,139,273	48,904,441
Total	7,262,157	$78.08	7,262,157
(1)Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2020.
(2)Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date.
(3)This column includes the total number of shares available for repurchase under the Company's ongoing share repurchase program and includes the additional 40 million shares authorized for repurchase announced on March 18, 2020. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason, and is temporarily suspended as of the date of this report.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	06/05/2018	3.1
4.1	Sixth Supplemental Indenture, dated as of March 12, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	8-K	0-20322	03/12/2020	4.2
4.2	Form of 2.000% Senior Notes due March 12, 2027 (included in Exhibit 4.1)	8-K	0-20322	03/12/2020	4.3
4.3	Form of 2.250% Senior Notes due March 12, 2030 (included in Exhibit 4.1)	8-K	0-20322	03/12/2020	4.4
4.4	Form of 3.350% Senior Notes due March 12, 2050 (included in Exhibit 4.1)	8-K	0-20322	03/12/2020	4.5
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended March 29, 2020, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 28, 2020

STARBUCKS CORPORATION

By:	/s/ Patrick J. Grismer
Patrick J. Grismer
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer