Form 10-Q
period 2020-06-28
STARBUCKS CORP
filed 2020-07-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2020
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

Shares Outstanding as of July 22, 2020
1,169.0 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 28, 2020

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Net revenues:
Company-operated stores	$3,444.4	$5,535.0	$13,991.0	$16,064.3
Licensed stores	300.5	725.0	1,782.4	2,140.3
Other	477.2	563.0	1,541.5	1,557.0
Total net revenues	4,222.1	6,823.0	17,314.9	19,761.6
Product and distribution costs	1,484.0	2,199.6	5,718.2	6,387.4
Store operating expenses	2,537.8	2,643.2	8,080.7	7,784.2
Other operating expenses	133.6	94.4	330.3	279.4
Depreciation and amortization expenses	361.0	343.1	1,068.3	1,032.5
General and administrative expenses	399.9	459.7	1,240.6	1,365.7
Restructuring and impairments	78.1	37.7	83.7	123.9
Total operating expenses	4,994.4	5,777.7	16,521.8	16,973.1
Income from equity investees	68.4	76.0	210.3	206.1
Operating income/(loss)	(703.9)	1,121.3	1,003.4	2,994.6
Net gain resulting from divestiture of certain operations	—	601.8	—	622.8
Interest income and other, net	12.7	40.2	30.7	80.2
Interest expense	(120.8)	(86.4)	(312.1)	(235.3)
Earnings/(loss) before income taxes	(812.0)	1,676.9	722.0	3,462.3
Income tax expense/(benefit)	(133.9)	303.7	190.0	670.1
Net earnings/(loss) including noncontrolling interests	(678.1)	1,373.2	532.0	2,792.2
Net earnings/(loss) attributable to noncontrolling interests	0.3	0.4	(3.7)	(4.2)
Net earnings/(loss) attributable to Starbucks	$(678.4)	$1,372.8	$535.7	$2,796.4
Earnings/(loss) per share - basic	$(0.58)	$1.13	$0.46	$2.27
Earnings/(loss) per share - diluted	$(0.58)	$1.12	$0.45	$2.25
Weighted average shares outstanding:
Basic	1,168.5	1,211.0	1,173.6	1,230.8
Diluted	1,168.5	1,223.0	1,182.7	1,242.4
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Net earnings/(loss) including noncontrolling interests	$(678.1)	$1,373.2	$532.0	$2,792.2
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	5.1	3.7	8.2	9.6
Tax (expense)/benefit	(1.1)	(0.8)	(1.8)	(2.1)
Unrealized gains/(losses) on cash flow hedging instruments	(28.6)	(3.2)	(124.1)	(24.7)
Tax (expense)/benefit	6.3	0.6	30.9	5.9
Unrealized gains/(losses) on net investment hedging instruments	(24.6)	(21.1)	56.7	(40.1)
Tax (expense)/benefit	6.2	5.3	(14.4)	10.2
Translation adjustment and other	29.0	(64.9)	25.2	15.0
Tax (expense)/benefit	—	—	1.5	1.4
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(0.9)	3.2	(18.0)	5.5
Tax expense/(benefit)	0.5	(0.3)	4.4	0.6
Other comprehensive income/(loss)	(8.1)	(77.5)	(31.4)	(18.7)
Comprehensive income/(loss) including noncontrolling interests	(686.2)	1,295.7	500.6	2,773.5
Comprehensive income/(loss) attributable to noncontrolling interests	0.3	0.4	(3.7)	(4.2)
Comprehensive income/(loss) attributable to Starbucks	$(686.5)	$1,295.3	$504.3	$2,777.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jun 28, 2020	Sep 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,965.9	$2,686.6
Short-term investments	229.9	70.5
Accounts receivable, net	881.1	879.2
Inventories	1,583.8	1,529.4
Prepaid expenses and other current assets	920.3	488.2
Total current assets	7,581.0	5,653.9
Long-term investments	223.4	220.0
Equity investments	426.1	396.0
Property, plant and equipment, net	6,295.6	6,431.7
Operating lease, right-of-use asset	8,214.0	—
Deferred income taxes, net	1,740.0	1,765.8
Other long-term assets	550.8	479.6
Other intangible assets	599.6	781.8
Goodwill	3,510.1	3,490.8
TOTAL ASSETS	$29,140.6	$19,219.6
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$860.8	$1,189.7
Accrued liabilities	1,511.7	1,753.7
Accrued payroll and benefits	652.1	664.6
Income taxes payable	90.9	1,291.7
Current portion of operating lease liability	1,237.1	—
Stored value card liability and current portion of deferred revenue	1,463.3	1,269.0
Short-term debt	936.5	—
Current portion of long-term debt	1,249.6	—
Total current liabilities	8,002.0	6,168.7
Long-term debt	14,645.6	11,167.0
Operating lease liability	7,653.6	—
Deferred revenue	6,642.6	6,744.4
Other long-term liabilities	821.1	1,370.5
Total liabilities	37,764.9	25,450.6
Shareholders’ equity/(deficit):
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,168.9 and 1,184.6 shares, respectively	1.2	1.2
Additional paid-in capital	115.4	41.1
Retained earnings/(deficit)	(8,208.3)	(5,771.2)
Accumulated other comprehensive loss	(529.9)	(503.3)
Total shareholders’ equity/(deficit)	(8,621.6)	(6,232.2)
Noncontrolling interests	(2.7)	1.2
Total equity/(deficit)	(8,624.3)	(6,231.0)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$29,140.6	$19,219.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$532.0	$2,792.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,124.0	1,083.6
Deferred income taxes, net	20.0	(1,243.5)
Income earned from equity method investees	(182.3)	(174.1)
Distributions received from equity method investees	165.6	163.7
Net gain resulting from divestiture of certain retail operations	—	(622.8)
Stock-based compensation	188.0	255.4
Goodwill impairments	—	10.5
Non-cash lease costs	902.4	—
Loss on retirement and impairment of assets	124.6	50.5
Other	63.7	71.8
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	13.4	(70.1)
Inventories	(51.7)	(140.5)
Prepaid expenses and other current assets	(492.1)	831.6
Income taxes payable	(1,224.5)	1,045.4
Accounts payable	(320.3)	(15.1)
Deferred revenue	92.0	(32.4)
Operating lease liability	(918.2)	—
Other operating assets and liabilities	70.5	(67.4)
Net cash provided by operating activities	107.1	3,938.8
INVESTING ACTIVITIES:
Purchases of investments	(297.4)	(176.3)
Sales of investments	133.5	281.7
Maturities and calls of investments	10.0	57.5
Additions to property, plant and equipment	(1,138.4)	(1,280.7)
Net proceeds from the divestiture of certain operations	—	684.2
Other	(39.4)	(72.9)
Net cash used in investing activities	(1,331.7)	(506.5)
FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt	1,157.2	—
Repayments of short-term debt	(220.7)	—
Proceeds from issuance of long-term debt	4,727.6	1,996.0
Repayments of long-term debt	—	(350.0)
Proceeds from issuance of common stock	98.9	358.5
Cash dividends paid	(1,444.2)	(1,330.7)
Repurchase of common stock	(1,698.9)	(7,972.9)
Minimum tax withholdings on share-based awards	(89.1)	(106.1)
Other	(37.8)	(17.6)
Net cash provided by/(used in) financing activities	2,493.0	(7,422.8)
Effect of exchange rate changes on cash and cash equivalents	10.9	(2.5)
Net increase/(decrease) in cash and cash equivalents	1,279.3	(3,993.0)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,686.6	8,756.3
End of period	$3,965.9	$4,763.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$274.3	$219.9
Income taxes	$1,691.1	$126.2
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended June 28, 2020 and June 30, 2019
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 29, 2020	1,168.1	$1.2	$41.1	$(7,050.6)	$(521.8)	$(7,530.1)	$(2.8)	$(7,532.9)
Net earnings/(loss)	—	—	—	(678.4)	—	(678.4)	0.3	(678.1)
Other comprehensive income/(loss)	—	—	—	—	(8.1)	(8.1)	—	(8.1)
Stock-based compensation expense	—	—	42.3	—	—	42.3	—	42.3
Exercise of stock options/vesting of RSUs	0.6	—	22.2	—	—	22.2	—	22.2
Sale of common stock	0.2	—	9.8	—	—	9.8	—	9.8
Repurchase of common stock	—	—	—	—	—	—	—	—
Cash dividends declared, $0.41 per share	—	—	—	(479.3)	—	(479.3)	(0.2)	(479.5)
Balance, June 28, 2020	1,168.9	$1.2	$115.4	$(8,208.3)	$(529.9)	$(8,621.6)	$(2.7)	$(8,624.3)

Balance, March 31, 2019	1,210.0	$1.2	$41.1	$(4,807.7)	$(271.5)	$(5,036.9)	$1.7	$(5,035.2)
Net earnings/(loss)	—	—	—	1,372.8	—	1,372.8	0.4	1,373.2
Other comprehensive income/(loss)	—	—	—	—	(77.5)	(77.5)	—	(77.5)
Stock-based compensation expense	—	—	64.0	—	—	64.0	—	64.0
Exercise of stock options/vesting of RSUs	3.2	—	24.4	—	—	24.4	—	24.4
Sale of common stock	0.1	—	8.6	—	—	8.6	—	8.6
Repurchase of common stock	(6.8)	—	(97.0)	(144.1)	—	(241.1)	—	(241.1)
Cash dividends declared, $0.36 per share	—	—	—	(434.9)	—	(434.9)	—	(434.9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance, June 30, 2019	1,206.5	$1.2	$41.1	$(4,013.9)	$(349.0)	$(4,320.6)	$1.6	$(4,319.0)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Quarters Ended June 28, 2020 and June 30, 2019
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
Cumulative effect of adoption of new accounting guidance	—	—	—	12.5	4.8	17.3	—	17.3
Net earnings/(loss)	—	—	—	535.7	—	535.7	(3.7)	532.0
Other comprehensive income/(loss)	—	—	—	—	(31.4)	(31.4)	—	(31.4)
Stock-based compensation expense	—	—	190.7	—	—	190.7	—	190.7
Exercise of stock options/vesting of RSUs	4.2	—	(18.3)	—	—	(18.3)	—	(18.3)
Sale of common stock	0.4	—	28.3	—	—	28.3	—	28.3
Repurchase of common stock	(20.3)	—	(126.4)	(1,548.6)	—	(1,675.0)	—	(1,675.0)
Cash dividends declared, $1.23 per share	—	—	—	(1,436.7)	—	(1,436.7)	(0.2)	(1,436.9)
Balance, June 28, 2020	1,168.9	$1.2	$115.4	$(8,208.3)	$(529.9)	$(8,621.6)	$(2.7)	$(8,624.3)

Balance, September 30, 2018	1,309.1	$1.3	$41.1	$1,457.4	$(330.3)	$1,169.5	$6.3	$1,175.8
Cumulative effect of adoption of new accounting guidance	—	—	—	495.6	—	495.6	—	495.6
Net earnings/(loss)	—	—	—	2,796.4	—	2,796.4	(4.2)	2,792.2
Other comprehensive income/(loss)	—	—	—	—	(18.7)	(18.7)	—	(18.7)
Stock-based compensation expense	—	—	258.0	—	—	258.0	—	258.0
Exercise of stock options/vesting of RSUs	13.2	—	227.4	—	—	227.4	—	227.4
Sale of common stock	0.3	—	25.0	—	—	25.0	—	25.0
Repurchase of common stock	(116.1)	(0.1)	(510.4)	(7,443.8)	—	(7,954.3)	—	(7,954.3)
Cash dividends declared, $1.08 per share	—	—	—	(1,319.5)	—	(1,319.5)	—	(1,319.5)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance, June 30, 2019	1,206.5	$1.2	$41.1	$(4,013.9)	$(349.0)	$(4,320.6)	$1.6	$(4,319.0)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of June 28, 2020, and for the quarter and three quarters ended June 28, 2020 and June 30, 2019, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended June 28, 2020 and June 30, 2019 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Beginning with the Form 10-Q for the quarter and three quarters ended June 28, 2020, we renamed the "cost of sales" caption on our consolidated statement of earnings to "product and distribution costs," which more accurately reflects the substance of costs classified within this line item. There were no classification or other changes made in conjunction with the new caption. Descriptions of material operating expenses presented on our consolidated statements of earnings are described below.
Product and distribution costs
Product and distribution costs primarily consist of raw materials, purchased goods and packaging costs as well as operational costs of our supply chain organization, such as wages and benefits, occupancy costs and depreciation expenses, in support of sourcing, procuring, manufacturing, warehousing and transportation activities of products sold at our company-operated and licensed stores as well as through Channel Development and our other businesses. Also included are inventory and supply chain asset impairment costs.
Store operating expenses
Store operating expenses consist of costs incurred in our company-operated stores, primarily wages and benefits related to store partners (employees), occupancy costs and other costs that directly support the operation and sales-related activities of those stores.
General and administrative expenses
General and administrative expenses primarily consist of wages and benefits, professional service fees and occupancy costs for corporate headquarter and regional offices that support our corporate functions, including technology, finance, legal and partner (employee) resources.
Expense reclassification in fiscal 2019
In the fourth quarter of fiscal 2019, we changed the classification of certain costs on our consolidated statements of earnings and revised prior period information to be consistent with the current period presentation. The most significant impact for the quarter and three quarters ended June 30, 2019, was the reclassification of our company-operated store occupancy costs from product and distribution costs to store operating expenses of $611.6 million and $1.8 billion, respectively. We also made certain other immaterial changes. There was no impact on consolidated revenues, consolidated operating income or net earnings per share as a result of these changes. Additionally, certain prior period information on the consolidated statements of cash flows was reclassified to conform to the current year presentation.
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
The results of operations for the quarter and three quarters ended June 28, 2020 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2020 (“fiscal 2020”).
COVID-19
The novel coronavirus, known as the global pandemic COVID-19, was first identified in December 2019. The outbreak of the virus initially impacted our China market before spreading to other markets where we have company-operated stores or licensed stores, including the U.S., our largest market. The temporary store closures, reduced customer traffic and changes made to our operations, which began in the second quarter of fiscal 2020, have had a material negative impact on our financial results to date. The most adverse impact occurred in our fiscal third quarter when the total number of company-operated and licensed store closures had reached its peak in early May. Since that time, nearly all our company-operated stores in major markets such as the U.S., China, Japan and Canada re-opened during the fiscal quarter, most with modified hours and operations.

Given the magnitude of the effects of COVID-19 on our operations and financial results, key assumptions and estimates were updated during the fiscal third quarter, particularly with respect to business recovery trends and their impacts on future revenue growth and profitability for assessing impairment of our company-operated retail store and related operating lease right-of-use assets. For the lower-performing stores identified in the analysis, we compared the carrying value of the assets to the estimated undiscounted cash flows. For stores with estimated undiscounted future cash flows less than their asset carrying values, we determined the related impairment losses by comparing asset carrying values to their estimated fair values. As a result, we recorded $20.0 million of impairment losses within store operating expenses on our consolidated statement of earnings during the quarter ended June 28, 2020.
In June 2020, we announced a plan to optimize our U.S. store portfolio in urban markets by blending store formats to better cater to changing customer tastes and preferences. As a result, we expect the closure of up to 400 incremental stores over the next 18 months. Additionally, we will restructure our company-operated business in Canada with an expected closure of up to 200 incremental stores over the next two years. As of June 28, 2020, we had identified 78 stores for closure under our restructuring plans, and as a result we recorded approximately $56.0 million to restructuring and impairments on our consolidated statement of earnings. Of this total, $41.5 million related to the impairment of store assets for which either a triggering event occurred and the assets were determined not to be recoverable or the store was permanently closed. The remaining $14.5 million was primarily associated with lease termination activities for identified stores. For impaired store asset groups, we estimated the fair values using an income approach incorporating internal projections of revenue growth and operating expenses that are considered Level 3 fair value measurements, as well as applicable discount rates and market lease rates. For stores yet to be identified for closure in both markets, future restructuring costs are estimated to be approximately $300 million to $400 million. Estimated future restructuring costs are based on actual costs incurred for recently closed stores of similar profile under the restructuring plans. As store closure decisions are still in process and the actual number of store closures may vary, the final costs to close the stores may be different from the initial estimates depending on the associated asset values and remaining lease terms. Future restructuring costs are expected to be primarily comprised of lease exit costs, accelerated depreciation costs, fixed asset impairment and disposal costs not previously recorded as part of our ongoing store impairment process, and severance. Future restructuring costs are expected to be incurred over the next 18 to 24 months as stores are specifically identified for closure or, in the case of lease exit costs, when the stores cease operations.
The assessment of our other assets, mainly accounts receivable and inventory, did not indicate significant impairment risks as of the end of the third quarter of fiscal 2020. Our accounts receivable are mainly comprised of unpaid invoices for product sales to and royalties from our licensees. Our allowance for doubtful accounts is calculated based on historical experience, licensee credit risk and application of the specific identification method. We also assessed incremental risks due to COVID-19 on our licensees' financial viability. During the quarter ended June 28, 2020, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in bad debt expense. To assist our international licensed partners during the outbreak, we provided a short-term payment extension for their outstanding receivables as of the end of the fiscal second quarter. We may also offer longer-term payment extensions to help certain licensees dedicate their capital to further develop stores and build the brand as the business recovers. We expect to charge a market interest rate on receivables when payment terms have been extended beyond twelve months. During the fiscal third quarter, we waived royalty payments from our international licensees and did not recognize royalty revenues associated with these accounts. We do not believe the terms and forms of these financial relief actions changed our revenue recognition policy or had a significant impact on future collectability.
In the second quarter of fiscal 2020, we recorded significant inventory write-offs due to expired or expected expiration of perishable ingredients and products relating to the temporary store closures. Since the majority of our stores were re-opened during the fiscal third quarter, there were no significant inventory write-offs during the period. See Note 5, Inventories, for additional details.
During the second quarter of fiscal 2020, we received an immaterial amount of COVID-19-related rent concessions for certain stores in China, generally correlating with the temporary store closure period. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we have elected to treat COVID-19-related rent concessions as variable rent. During the third quarter of fiscal 2020, we received $21.7 million of additional concessions for stores in our International segment that were recognized as an offset to our rent expense within store operating expenses. See Note 9, Leases, for additional details.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) to help employers offset a portion of their employee salaries and wages for a limited period. We elected to treat qualified government subsidies from the U.S., Canada and other governments as offsets to the related operating expenses. During the quarter and three quarters ended

June 28, 2020, the qualified payroll credits reduced our store operating expenses by $266.0 million and $301.0 million on our consolidated statement of earnings, respectively. After netting the qualified U.S. payroll tax credits against our payroll tax payable, we recorded approximately $214.0 million within prepaid expenses and other current assets as of the end of the quarter ending June 28, 2020.
We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. During the third quarter of fiscal 2020, we recorded valuation allowances of $55.0 million against deferred tax assets as of the beginning of fiscal 2020 relating to certain foreign jurisdictions that are not expected to be recovered due to estimated operating losses. We will continue to record valuation allowances against deferred tax assets established during fiscal 2020 for these jurisdictions through the current annual effective tax rate. Based on our current business forecast, we expect to realize the benefits from deferred tax assets recognized relating to other foreign jurisdictions. See Note 13, Income Taxes for additional details.
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
In the first quarter of fiscal 2020, we adopted the new guidance from the FASB on the reclassification of certain tax effects from accumulated other comprehensive income (loss) (“AOCI”) which permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from AOCI to retained earnings. The guidance was adopted prospectively with no material impact on the consolidated financial statements as of June 28, 2020.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.

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
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, and intercompany borrowing and lending activities. The resulting gains and losses from these derivatives are recorded in AOCI and subsequently reclassified to revenue, product and distribution costs, or interest income and other, net, respectively, when the hedged exposures affect net earnings.
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
Commodities
Depending on market conditions, we may enter into coffee forward contracts, futures contracts and collars to hedge anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5, Inventories, or our longer-dated forecasted coffee demand where underlying fixed price and price-to-be-fixed contracts are not yet available. The resulting gains and losses are recorded in AOCI and are subsequently reclassified to product and distribution costs when the hedged exposure affects net earnings.
Depending on market conditions, we may also enter into dairy forward contracts and futures contracts to hedge a portion of anticipated cash flows under our dairy purchase contracts and our forecasted dairy demand. The resulting gains or losses are recorded in AOCI and are subsequently reclassified to product and distribution costs when the hedged exposure affects net earnings.
To mitigate the price uncertainty of a portion of our future purchases, including diesel fuel and other commodities, we enter into swap contracts, futures and collars that are not designated as hedging instruments. The resulting gains and losses are recorded in interest income and other, net to help offset price fluctuations on our beverage, food, packaging and transportation costs, which are included in product and distribution costs on our consolidated statements of earnings.

Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer likely to occur, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. During the quarters ended March 29, 2020 and June 28, 2020, we de-designated certain cash flow hedges due to the global COVID-19 impacts, resulting in the release of an insignificant net gain from AOCI to our consolidated statement of earnings. We continue to believe transactions relating to our other designated cash flow hedges are probable to occur as of the end of the fiscal quarter.
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jun 28, 2020	Sep 29, 2019
Cash Flow Hedges:
Interest rates	$(93.7)	$0.5	$8.7	148
Cross-currency swaps	5.3	(1.4)	—	53
Foreign currency - other	17.9	12.9	10.1	36
Coffee	(13.6)	(1.0)	(10.4)	18
Dairy	0.4	—	0.4	8
Net Investment Hedges:
Foreign currency	16.0	16.0	—	0
Cross-currency swaps	38.4	—	—	111
Foreign currency debt	(27.1)	(26.1)	—	45

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Cash Flow Hedges:
Interest rates	$(8.5)	$5.3	$(0.7)	$1.1	Interest expense
Cross-currency swaps	(1.0)	(5.8)	1.5	0.1	Interest expense
			(6.9)	(9.9)	Interest income and other, net
Foreign currency - other	(14.5)	(2.7)	—	2.2	Licensed stores revenues
			(5.0)	1.4	Product and distribution costs
			3.9	—	Interest income and other, net(1)
Coffee	(13.2)	—	—	—	Product and distribution costs
Dairy	8.6	—	4.1	—	Product and distribution costs
			(1.1)	—	Interest income and other, net(1)
Net Investment Hedges:
Cross-currency swaps	(7.3)	—	2.9	—	Interest expense
Foreign currency debt	(17.3)	(21.1)	—	—
(1)As a result of the global COVID-19 impacts, Starbucks discontinued cash flow hedges during the quarter ended June 28, 2020.

	Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Cash Flow Hedges:
Interest rates	$(129.1)	$(25.3)	$0.6	$3.9	Interest expense
Cross-currency swaps	8.1	(8.4)	0.9	(0.5)	Interest expense
			(1.1)	(19.7)	Interest income and other, net
Foreign currency - other	7.6	9.0	4.0	4.9	Licensed stores revenues
			(7.7)	3.6	Product and distribution costs
			6.1	—	Interest income and other, net(1)
Coffee	(14.3)	—	—	(0.3)	Product and distribution costs
Dairy	3.6	—	4.8	—	Product and distribution costs
			(1.7)	—	Interest income and other, net(1)
Net Investment Hedges:
Cross-currency swaps	61.4	—	10.1	—	Interest expense
Foreign currency debt	(4.7)	(40.1)	—	—
(1)As a result of the global COVID-19 impacts, Starbucks discontinued cash flow hedges during the quarters ended March 29, 2020 and June 28, 2020.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Three Quarters Ended
		Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$(5.0)	$(2.3)	$3.3	$(9.7)
Dairy	Interest income and other, net	(1.7)	0.3	(1.6)	(1.9)
Diesel fuel and other commodities	Interest income and other, net	(0.8)	(0.8)	(8.7)	(5.5)
Fair Value Hedges:
Interest rate swap	Interest expense	3.9	15.0	28.3	41.2
Long-term debt (hedged item)	Interest expense	(3.1)	(16.3)	(26.4)	(44.8)
Notional amounts of outstanding derivative contracts (in millions):

	Jun 28, 2020	Sep 29, 2019
Interest rate swap	$1,750	$1,500
Cross-currency swaps	887	341
Foreign currency - other	1,206	1,125
Coffee	84	52
Dairy	21	1
Diesel fuel and other commodities	12	17

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jun 28, 2020	Sep 29, 2019
Designated Derivative Instruments:
Interest rates	Other long-term assets	$—	$0.1
Cross-currency swaps	Other long-term assets	49.2	0.2
Foreign currency - other	Prepaid expenses and other current assets	15.1	11.4
	Other long-term assets	9.6	7.8
Coffee	Prepaid expenses and other current assets	0.2	—
Dairy	Prepaid expenses and other current assets	1.9	—
Interest rate swap	Other long-term assets	39.1	18.2
Non-designated Derivative Instruments:
Foreign currency	Prepaid expenses and other current assets	3.5	1.0
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.2

		Derivative Liabilities
	Balance Sheet Location	Jun 28, 2020	Sep 29, 2019
Designated Derivative Instruments:
Interest rates	Other long-term liabilities	$72.3	$2.6
Cross-currency swaps	Other long-term liabilities	6.6	9.7
Foreign currency - other	Accrued liabilities	0.1	0.6
	Other long-term liabilities	1.0	0.1
Coffee	Accrued liabilities	13.9	1.0
	Other long-term liabilities	0.1	0.1
Dairy	Accrued liabilities	1.3	—
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	2.1	3.0
Diesel fuel and other commodities	Accrued liabilities	3.9	1.1
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jun 28, 2020	Sep 29, 2019	Jun 28, 2020	Sep 29, 2019
Location on the balance sheet
Long-term debt	$788.1	$761.8	$38.1	$11.8
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at June 28, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,965.9	$3,965.9	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	37.6	—	37.6	—
Corporate debt securities	106.0	—	106.0	—
Foreign government obligations	8.5	—	8.5	—
Mortgage and other asset-backed securities	11.8	—	11.8	—
Certificates of deposit	6.2	—	6.2	—
Total available-for-sale debt securities	170.1	—	170.1	—
Marketable equity securities	59.8	59.8	—	—
Total short-term investments	229.9	59.8	170.1	—
Prepaid expenses and other current assets:
Derivative assets	20.7	0.3	20.4	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	90.6	—	90.6	—
Auction rate securities	5.7	—	—	5.7
U.S. government treasury securities	98.9	98.9	—	—
State and local government obligations	3.6	—	3.6	—
Mortgage and other asset-backed securities	24.6	—	24.6	—
Total long-term investments	223.4	98.9	118.8	5.7
Other long-term assets:
Derivative assets	97.9	—	97.9	—
Total assets	$4,537.8	$4,124.9	$407.2	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$21.3	$14.1	$7.2	$—
Other long-term liabilities:
Derivative liabilities	80.0	0.1	79.9	—
Total liabilities	$101.3	$14.2	$87.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,686.6	$2,686.6	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.5	—	0.5	—
Corporate debt securities	3.5	—	3.5	—
Total available-for-sale debt securities	4.0	—	4.0	—
Marketable equity securities	66.5	66.5	—	—
Total short-term investments	70.5	66.5	4.0	—
Prepaid expenses and other current assets:
Derivative assets	12.6	—	12.6	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	101.2	—	101.2	—
Auction rate securities	5.8	—	—	5.8
U.S. government treasury securities	106.5	106.5	—	—
State and local government obligations	4.9	—	4.9	—
Mortgage and other asset-backed	1.6	—	1.6	—
Total long-term investments	220.0	106.5	107.7	5.8
Other long-term assets:
Derivative assets	26.3	—	26.3	—
Total assets	$3,016.0	$2,859.6	$150.6	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$5.7	$1.1	$4.6	$—
Other long-term liabilities:
Derivative liabilities	12.5	—	12.5	—
Total liabilities	$18.2	$1.1	$17.1	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of June 28, 2020 and September 29, 2019.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During our fiscal third quarter, we recorded asset impairment charges, primarily related to our store assets as discussed in Note 1, Summary of Significant Accounting Policies. Also see Note 7, Other Intangible Assets and Goodwill.

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the three quarters ended June 28, 2020 and June 30, 2019.
Note 5: Inventories (in millions):

	Jun 28, 2020	Sep 29, 2019
Coffee:
Unroasted	$757.5	$656.5
Roasted	214.3	276.5
Other merchandise held for sale	268.8	288.0
Packaging and other supplies	343.2	308.4
Total	$1,583.8	$1,529.4
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of June 28, 2020, we had committed to purchasing green coffee totaling $725 million under fixed-price contracts and an estimated $384 million under price-to-be-fixed contracts. We expect to take physical delivery for these contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
During our fiscal second quarter, we wrote off approximately $50 million of inventory that was expiring or expected to expire due to COVID-19 related store closures, primarily perishable food and beverage ingredients located at our stores, distribution centers and suppliers. We did not record significant write-offs related to COVID-19 during the third fiscal quarter.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Prepaid Expenses and Other Current Assets

	Jun 28, 2020	Sep 29, 2019
Income tax receivable	$429.8	$141.1
Government subsidies receivable	214.0	—
Other prepaid expenses and current assets	276.5	347.1
Total prepaid expenses and current assets	$920.3	$488.2

Property, Plant and Equipment, net

	Jun 28, 2020	Sep 29, 2019
Land	$46.8	$46.8
Buildings	582.9	691.5
Leasehold improvements	8,210.3	7,948.6
Store equipment	2,765.9	2,659.5
Roasting equipment	789.1	769.6
Furniture, fixtures and other	1,771.0	1,799.0
Work in progress	398.9	358.5
Property, plant and equipment, gross	14,564.9	14,273.5
Accumulated depreciation	(8,269.3)	(7,841.8)
Property, plant and equipment, net	$6,295.6	$6,431.7

Accrued Liabilities

	Jun 28, 2020	Sep 29, 2019
Accrued occupancy costs	$68.2	$176.9
Accrued dividends payable	479.2	485.7
Accrued capital and other operating expenditures	610.1	703.9
Self-insurance reserves	238.2	210.5
Accrued business taxes	116.0	176.7
Total accrued liabilities	$1,511.7	$1,753.7

Store Operating Expenses

	Quarter Ended		Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Wages and benefits	$1,477.7	$1,500.3	$4,683.7	$4,395.8
Occupancy costs	555.5	611.6	1,768.1	1,791.0
Other expenses	504.6	531.3	1,628.9	1,597.4
Total store operating expenses	$2,537.8	$2,643.2	$8,080.7	$7,784.2

Note 7: Other Intangible Assets and Goodwill
During the third quarter of fiscal 2020, we completed our annual goodwill impairment analysis. The results of our analysis indicated significant excess fair values over carrying values across the different reporting units, and therefore no goodwill impairment was recorded. Due to changes in branding and marketing strategy, certain indefinite-lived intangible assets became definite-lived. As a result, approximately $105.5 million was reclassified primarily into Trade names, trademarks and patents within the Finite-lived intangible assets table below. We estimated the fair values of these assets under an income approach with an average remaining useful life of approximately five years. The analysis indicated that the fair value of one of the assets exceeded its carrying value. As a result, we recorded a charge of $22.1 million to restructuring and impairments on our consolidated statement of earnings during the third quarter of fiscal 2020. For our remaining intangible assets, our analysis did not indicate further impairment.
Indefinite-lived intangible assets

(in millions)	Jun 28, 2020	Sep 29, 2019
Trade names, trademarks and patents	$96.6	$203.4
Finite-lived intangible assets

	Jun 28, 2020			Sep 29, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,083.4	$(693.5)	$389.9	$1,075.0	$(537.2)	$537.8
Acquired trade secrets and processes	27.6	(21.3)	6.3	27.6	(19.2)	8.4
Trade names, trademarks and patents	124.7	(27.2)	97.5	40.6	(22.9)	17.7
Licensing agreements	16.3	(14.1)	2.2	16.2	(12.2)	4.0
Other finite-lived intangible assets	22.2	(15.1)	7.1	22.0	(11.5)	10.5
Total finite-lived intangible assets	$1,274.2	$(771.2)	$503.0	$1,181.4	$(603.0)	$578.4
Amortization expense for finite-lived intangible assets was $55.9 million and $164.5 million for the quarter and three quarters ended June 28, 2020 and $55.2 million and $178.4 million for the quarter and three quarters ended June 30, 2019, respectively.

Estimated future amortization expense as of June 28, 2020 (in millions):

Fiscal Year	Total
2020 (excluding the three quarters ended June 28, 2020)	$58.2
2021	213.3
2022	177.8
2023	19.5
2024	18.9
Thereafter	15.3
Total estimated future amortization expense	$503.0
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 29, 2019	$496.7	$2,958.4	$34.7	$1.0	$3,490.8
Other(1)	(0.8)	20.1	—	—	19.3
Goodwill balance at June 28, 2020	$495.9	$2,978.5	$34.7	$1.0	$3,510.1
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
Note 8: Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of June 28, 2020, we had $296.5 million of borrowings outstanding under the program, net of unamortized discount, of which a majority matures in the second quarter of fiscal 2021.
During the second quarter of fiscal 2020, we entered into a new $500 million unsecured 364-day term-loan facility (“the 2020 term-loan facility”), which is available for general corporate purposes.
The 2020 term-loan facility is currently set to mature on March 19, 2021. Borrowings under the term-loan facility are subject to terms defined within the 2020 term-loan facility and will bear interest depending on if the loan is a Eurocurrency Rate Loan or a Base Loan. Eurocurrency Rate Loans will bear interest on the outstanding principal amount equal to the Eurocurrency Rate for such Interest Period plus the applicable margin. Each Base Rate Loan will bear interest on the outstanding principal amount equal to the Base Rate plus the applicable margin. The applicable margin is based on the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies. The current applicable margin is 1.000% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans. As of June 28, 2020, we had $500.0 million of borrowings outstanding under this term-loan facility program.
During the third quarter of fiscal 2020, we expanded our ¥1 billion unsecured credit facility to ¥5 billion, or $46.6 million. This facility is currently set to mature on December 31, 2020. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300% or 0.400%, depending on the tranche borrowed. Additionally during the third quarter, we expanded our ¥2 billion unsecured credit facility to ¥10 billion, or $93.4 million. This facility is currently set to mature on March 26, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus 0.300%. As of June 28, 2020, we had ¥15 billion, or $140.0 million, of borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jun 28, 2020		Sep 29, 2019		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
November 2020 notes	$500.0	$503	$500.0	$501	2.200%	2.228%
February 2021 notes	500.0	504	500.0	500	2.100%	2.293%
February 2021 notes	250.0	252	250.0	250	2.100%	1.600%
May 2022 notes(5)	500.0	506	—	—	1.300%	1.334%
June 2022 notes	500.0	520	500.0	509	2.700%	2.819%
March 2023 notes	1,000.0	1,064	1,000.0	1,033	3.100%	3.107%
October 2023 notes(2)	750.0	819	750.0	798	3.850%	2.859%
March 2024 notes(3)	793.0	781	788.3	795	0.372%	0.462%
August 2025 notes	1,250.0	1,409	1,250.0	1,351	3.800%	3.721%
June 2026 notes	500.0	533	500.0	502	2.450%	2.511%
March 2027 notes(4)	500.0	525	—	—	2.000%	2.058%
March 2028 notes	600.0	677	600.0	644	3.500%	3.529%
November 2028 notes	750.0	879	750.0	837	4.000%	3.958%
August 2029 notes	1,000.0	1,136	1,000.0	1,080	3.550%	3.840%
March 2030 notes(4)	750.0	778	—	—	2.250%	3.084%
November 2030 notes(5)	1,250.0	1,309	—	—	2.550%	2.582%
June 2045 notes	350.0	405	350.0	390	4.300%	4.348%
December 2047 notes	500.0	543	500.0	518	3.750%	3.765%
November 2048 notes	1,000.0	1,178	1,000.0	1,160	4.500%	4.504%
August 2049 notes	1,000.0	1,219	1,000.0	1,165	4.450%	4.447%
March 2050 notes(4)	500.0	511	—	—	3.350%	3.362%
November 2050 notes(5)	1,250.0	1,321	—	—	3.500%	3.528%
Total	15,993.0	17,372	11,238.3	12,033
Aggregate debt issuance costs and unamortized premium/(discount), net	(135.9)		(83.1)
Hedge accounting fair value adjustment(2)	38.1		11.8
Total	$15,895.2		$11,167.0
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
(4)Issued in March 2020.
(5)Issued in May 2020.

The following table summarizes our long-term debt maturities as of June 28, 2020 by fiscal year (in millions):

Fiscal Year	Total
2020	$—
2021	1,250.0
2022	1,000.0
2023	1,000.0
2024	1,543.0
Thereafter	11,200.0
Total	$15,993.0

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
The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs, and any tenant improvement allowances received. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required. We received $21.7 million in rent concessions for the quarter and three quarters ended June 28, 2020, which was recorded as a reduction to store operating expenses on our consolidated statement of earnings. Additionally, for the quarter and three quarters ended June 28, 2020, we recorded total lease exit costs of $13.4 million and $17.0 million, respectively, and an immaterial ROU asset impairment charge, which were recorded within restructuring and impairments on the consolidated statements of earnings.
The components of lease costs (in millions):

	Quarter Ended	Three Quarters Ended
	Jun 28, 2020	Jun 28, 2020
Operating lease costs(1)	$363.3	$1,113.9
Variable lease costs	184.3	610.2
Short-term lease costs	8.1	24.7
Total lease costs	$555.7	$1,748.8
(1)Operating lease costs includes an immaterial amount of sublease income.
The following table includes supplemental information (in millions):

Three Quarters Ended
Jun 28, 2020
Cash paid related to operating lease liabilities	$1,089.4
Operating lease liabilities arising from obtaining ROU assets(1)	770.4

Jun 28, 2020
Weighted-average remaining operating lease term	8.9 years
Weighted-average operating lease discount rate	2.5%
(1)Excludes the initial impact of adoption. See Note 1, Summary of Significant Accounting Policies for additional information.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. Finance leases were immaterial as of June 28, 2020.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2020 (excluding the three quarters ended June 28, 2020)	$374.4
2021	1,468.7
2022	1,350.1
2023	1,222.0
2024	1,085.8
Thereafter	4,523.1
Total lease payments	10,024.1
Less imputed interest	(1,133.4)
Total	$8,890.7
As of June 28, 2020, we have entered into operating leases that have not yet commenced of $681.2 million, primarily related to real estate leases. These leases will commence between fiscal year 2020 and fiscal year 2026 with lease terms of 3 years to 20 years.
Previous Lease Guidance Disclosures
Rent expense under operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance, for the quarter and three quarters ended June 30, 2019 (in millions):

	Quarter Ended	Three Quarters Ended
	Jun 30, 2019	Jun 30, 2019
Minimum rent	$367.6	$1,084.6
Contingent rent	57.7	169.7
Total	$425.3	$1,254.3
As previously reported in our 10-K, the minimum future rental payments under non-cancelable operating leases and lease financing arrangements under the previous lease guidance as of September 29, 2019 (in millions):

Fiscal Year	Operating Leases	Lease Financing Arrangements
2020	$1,432.9	$5.2
2021	1,342.2	5.2
2022	1,247.4	5.0
2023	1,124.3	5.0
2024	996.4	4.9
Thereafter	4,087.7	42.6
Total minimum lease payments	$10,230.9	$67.9

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the up-front prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, and our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
At June 28, 2020, the current and long-term deferred revenue related to the Nestlé up-front payment was $176.5 million and $6.6 billion, respectively. During the quarter and three quarters ended June 28, 2020, we recognized $44.2 million and $132.6 million in current deferred revenue, respectively, related to amortization of the up-front payment. For the quarter and three quarters ended June 30, 2019, we recognized $43.7 million and $131.5 million in current deferred revenue, respectively, related to amortization of the up-front payment.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended June 28, 2020	Total
Stored value cards and loyalty program at March 29, 2020	$1,273.1
Revenue deferred - card activations, card reloads and Stars earned	1,875.4
Revenue recognized - card and Stars redemptions and breakage	(1,842.4)
Other(1)	3.1
Stored value cards and loyalty program at June 28, 2020(2)	$1,309.2

Three Quarters Ended June 28, 2020	Total
Stored value cards and loyalty program at September 29, 2019	$1,113.7
Revenue deferred - card activations, card reloads and Stars earned	7,836.5
Revenue recognized - card and Stars redemptions and breakage	(7,640.7)
Other(1)	(0.3)
Stored value cards and loyalty program at June 28, 2020(2)	$1,309.2
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)Approximately $1,226.4 million of this amount is current.

Note 11:  Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 28, 2020
Net gains/(losses) in AOCI, beginning of period	$5.6	$(64.8)	$47.8	$(510.4)	$(521.8)
Net gains/(losses) recognized in OCI before reclassifications	4.0	(22.3)	(18.4)	29.0	(7.7)
Net (gains)/losses reclassified from AOCI to earnings	(1.7)	3.4	(2.1)	—	(0.4)
Other comprehensive income/(loss) attributable to Starbucks	2.3	(18.9)	(20.5)	29.0	(8.1)
Net gains/(losses) in AOCI, end of period	$7.9	$(83.7)	$27.3	$(481.4)	$(529.9)

June 30, 2019
Net gains/(losses) in AOCI, beginning of period	$0.1	$4.3	$5.5	$(281.4)	$(271.5)
Net gains/(losses) recognized in OCI before reclassifications	2.9	(2.6)	(15.8)	(64.9)	(80.4)
Net (gains)/losses reclassified from AOCI to earnings	0.2	4.4	—	(1.7)	2.9
Other comprehensive income/(loss) attributable to Starbucks	3.1	1.8	(15.8)	(66.6)	(77.5)
Net gains/(losses) in AOCI, end of period	$3.2	$6.1	$(10.3)	$(348.0)	$(349.0)

Three Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 28, 2020
Net gains/(losses) in AOCI, beginning of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)
Net gains/(losses) recognized in OCI before reclassifications	6.4	(93.2)	42.3	26.7	(17.8)
Net (gains)/losses reclassified from AOCI to earnings	(1.7)	(4.5)	(7.4)	—	(13.6)
Other comprehensive income/(loss) attributable to Starbucks	4.7	(97.7)	34.9	26.7	(31.4)
Cumulative effect of accounting adoption	(0.7)	3.0	2.5	—	4.8
Net gains/(losses) in AOCI, end of period	$7.9	$(83.7)	$27.3	$(481.4)	$(529.9)

June 30, 2019
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	7.5	(18.8)	(29.9)	16.4	(24.8)
Net (gains)/losses reclassified from AOCI to earnings	0.6	7.2	—	(1.7)	6.1
Other comprehensive income/(loss) attributable to Starbucks	8.1	(11.6)	(29.9)	14.7	(18.7)
Net gains/(losses) in AOCI, end of period	$3.2	$6.1	$(10.3)	$(348.0)	$(349.0)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 28, 2020	Jun 30, 2019
Gains/(losses) on available-for-sale debt securities	$2.2	$0.2	Interest income and other, net
Gains/(losses) on cash flow hedges	(4.2)	(5.1)	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	2.9	—	Interest expense
Translation adjustment(1)
Thailand	—	1.7	Net gain resulting from divestiture of certain operations
	0.9	(3.2)	Total before tax
	(0.5)	0.3	Tax (expense)/benefit
	$0.4	$(2.9)	Net of tax
(1)Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign businesses.

Three Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 28, 2020	Jun 30, 2019
Gains/(losses) on available-for-sale debt securities	$2.0	$0.9	Interest income and other, net
Gains/(losses) on cash flow hedges	5.9	(8.1)	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	10.1	—	Interest expense
Translation adjustment(1)
Thailand	—	1.7	Net gain resulting from divestiture of certain operations
	18.0	(5.5)	Total before tax
	(4.4)	(0.6)	Tax (expense)/benefit
	$13.6	$(6.1)	Net of tax
(1)Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign businesses.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 28, 2020.
During the three quarters ended June 28, 2020, we repurchased 20.3 million shares of common stock for $1.7 billion. On March 18, 2020, we announced that our Board of Directors authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. On April 8, 2020, we announced a temporary suspension of our share repurchase program. Repurchases pursuant to this program were last made in mid-March. As of June 28, 2020, 48.9 million shares remained available for repurchase under current authorizations.
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
During the third quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend to shareholders of $0.41 per share to be paid on August 21, 2020 to shareholders of record as of the close of business on August 7, 2020.

Note 12: Employee Stock Plans
As of June 28, 2020, there were 46.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 12.0 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Options	$1.4	$2.4	$3.8	$17.9
Restricted Stock Units (“RSUs”)	40.0	60.9	184.2	237.5
Total stock-based compensation expense	$41.4	$63.3	$188.0	$255.4

Stock option and RSU transactions from September 29, 2019 through June 28, 2020 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2019	15.2	8.9
Granted	0.1	3.8
Options exercised/RSUs vested	(1.8)	(3.4)
Forfeited/expired	(0.1)	(0.9)
Options outstanding/Nonvested RSUs, June 28, 2020	13.4	8.4
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 28, 2020	$1.7	$177.0

Note 13: Income Taxes
The effective tax rate for the first three quarters ended June 28, 2020 was 26.3% compared to 19.4% for the same period in fiscal 2019. The increase was primarily due to the valuation allowances recorded against deferred tax assets of certain international jurisdictions (approximately 1,390 basis points). This unfavorable impact was partially offset by the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries in the first quarter of fiscal 2019 (approximately 220 basis points), release of income tax reserves (approximately 210 basis points) and lower pre-tax earnings including the foreign rate differential on our jurisdictional mix of earnings.
Note 14: Earnings/(Loss) per Share
Calculation of net earnings/(loss) per common share — basic and diluted (in millions, except earnings/(loss) per share):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Net earnings/(loss) attributable to Starbucks	$(678.4)	$1,372.8	$535.7	$2,796.4
Weighted average common shares outstanding (for basic calculation)	1,168.5	1,211.0	1,173.6	1,230.8
Dilutive effect of outstanding common stock options and RSUs	—	12.0	9.1	11.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,168.5	1,223.0	1,182.7	1,242.4
Earnings/(loss) per share — basic	$(0.58)	$1.13	$0.46	$2.27
Earnings/(loss) per share — diluted	$(0.58)	$1.12	$0.45	$2.25
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. For the three months ended June 28, 2020, the Company had 8.1 million of outstanding stock options and unvested RSUs that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted earnings per share because the effect would have been antidilutive given the net loss during the period. The calculation of dilutive shares outstanding also excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. As of June 28, 2020 and June 30, 2019, we had no out-of-the-money stock options.

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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference before the trial judge to discuss the motions that each party has filed has been scheduled for August 10, 2020. At this stage of the proceedings, Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is remote. Accordingly, no loss contingency was recorded for this matter.
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
Consolidated revenue mix by product type (1) (in millions):

	Quarter Ended				Three Quarters Ended
	Jun 28, 2020		Jun 30, 2019		Jun 28, 2020		Jun 30, 2019
Beverage(2)	$2,628.8	62%	$4,122.1	60%	$10,429.1	60%	$11,814.2	60%
Food(3)	629.2	15%	1,106.9	16%	2,760.6	16%	3,228.0	16%
Other(4)	964.1	23%	1,594.0	24%	4,125.2	24%	4,719.4	24%
Total	$4,222.1	100%	$6,823.0	100%	$17,314.9	100%	$19,761.6	100%
(1)Certain prior period amounts have been reclassified to conform to current year presentation.
(2)Beverage represents sales within our company-operated stores.
(3)Food includes sales within our company-operated stores.
(4)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, beverage-related ingredients and ready-to-drink beverages, among other items.

The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	International	Channel Development	Corporate and Other	Total
June 28, 2020
Total net revenues	$2,805.5	$949.6	$447.3	$19.7	$4,222.1
Depreciation and amortization expenses	191.3	128.5	0.3	40.9	361.0
Income from equity investees	—	17.4	51.0	—	68.4
Operating income/(loss)	$(404.9)	$(86.0)	$124.2	$(337.2)	$(703.9)

June 30, 2019
Total net revenues(1)	$4,681.1	$1,585.3	$533.3	$23.3	$6,823.0
Depreciation and amortization expenses	175.6	127.7	0.2	39.6	343.1
Income from equity investees	—	27.2	48.8	—	76.0
Operating income/(loss)	$1,018.7	$270.2	$181.9	$(349.5)	$1,121.3

Three Quarters Ended
	Americas	International	Channel Development	Corporate and Other	Total
June 28, 2020
Total net revenues	$12,146.3	$3,655.3	$1,461.0	$52.3	$17,314.9
Depreciation and amortization expenses	571.9	385.2	0.9	110.3	1,068.3
Income from equity investees	—	73.1	137.2	—	210.3
Operating income/(loss)	$1,315.1	$174.5	$489.3	$(975.5)	$1,003.4

June 30, 2019
Total net revenues(1)	$13,607.6	$4,618.6	$1,484.5	$50.9	$19,761.6
Depreciation and amortization expenses	515.5	385.0	12.6	119.4	1,032.5
Income from equity investees	—	75.7	130.4	—	206.1
Operating income/(loss)	$2,843.8	$701.8	$506.6	$(1,057.6)	$2,994.6
(1)Prior period amounts have been restated to reflect the fourth quarter fiscal 2019 realigned Starbucks operating segment reporting structure.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, the anticipated timing and effects of recovery of our business, the conversion of several market operations to fully licensed models, our plans for streamlining our operations, including store openings, closures, and changes in store formats and models, expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results, tax rates, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the likelihood of the issuance of additional debt and the applicable interest rate, the impact of the COVID-19 outbreak on our financial results, credits available to us under the CARES Act and other government credits, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes, and potential outcomes and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: further spread of COVID-19 and related disruptions to our business; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions; the potential for a resurgence of COVID-19 infections in a given geographic region after it has hit its “peak”; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans, including the integration of the East China business and the successful expansion of our Global Coffee Alliance with Nestlé; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and changes in consumer spending behavior; changes in the availability and cost of labor; the impact of competition; inherent risks of operating a global business; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; the effects of changes in tax laws and related guidance and regulations that may be implemented and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K and in the 10-Q filed April 28, 2020.
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
Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 83 markets around the world. As of June 28, 2020, Starbucks had over 32,000 company-operated and licensed stores, an increase of 5% from the prior year. Additionally, we sell a variety of consumer-packaged goods, or CPG, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. Comparable store sales represent company-operated stores open for 13 months or longer, and exclude the impact of foreign currency translation. Stores that are temporarily closed or operating at reduced hours due to the COVID-19 outbreak remain in comparable store sales while stores identified for permanent closure have been removed. During the quarter ended June 28, 2020, our global comparable store sales declined 40%, including the negative impacts of COVID-19.
We have three reportable operating segments: Americas, International and Channel Development. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
COVID-19 Update
The novel coronavirus, known as the global pandemic COVID-19, was first identified in December 2019. In response to the outbreak, we temporarily closed a significant number of our company-operated stores and modified the operation and business hours for stores that remained open in the second quarter of fiscal 2020. By prioritizing the health and safety of our partners and customers, we gradually re-opened stores in China in late second fiscal quarter and in other markets during the third fiscal quarter under modified operations to meet public health guidelines and evolving customer behaviors and expectations.
Comparable store sales for the Americas segment declined by 41% during the third quarter of fiscal 2020, due to temporary store closures, reduced customer traffic and limitations of modified operations. Most stores were re-opened beginning in early May for this segment, with approximately 96% of the company-operated stores and over 80% of licensed stores open as of June 28, 2020. We achieved notable improvements in comparable store sales as the quarter progressed.
To help protect our partners’ health and welfare, we paid all of our U.S. and Canada company-operated store partners who were either unable or uncomfortable working in a retail environment through early May. Partners who were able to work during this period received a temporary wage increase as a recognition of their service. The incremental salaries and wages incurred were partially offset by qualified tax credits provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy (“CEWS”). As we began re-opening stores, we realigned labor schedules and hours due to reduced customer traffic and demand, which required a portion of our retail store partners to be furloughed or separated from the Company and resulted in additional benefit payments to impacted partners. Due to the extended store closures and changing customer behaviors, the Company accelerated plans to optimize our store portfolio in U.S. urban markets and restructure our company-operated business in Canada, announcing the expected closure of up to 400 incremental stores in the U.S. over the next 18 months and up to 200 incremental stores in Canada over the next two years. Costs incurred related to the restructuring efforts are recorded as restructuring and impairments on our consolidated statement of earnings, which will continue in future quarters in accordance with the anticipated timeline of store closures. Our licensed business in the Americas segment was also impacted by the outbreak during the fiscal quarter with many stores closed temporarily during the quarter, although most licensed stores have since been re-opened.
For the International segment, comparable store sales declined 37% during the third quarter of fiscal 2020, reflecting the temporary closures and modifications of operations at our company-operated international markets. Due to the early onset of the virus and subsequent control of the outbreak in China, we began re-opening stores during the latter part of fiscal second quarter while our company-operated markets in Japan and EMEA began re-opening stores during the middle of fiscal third quarter. As of June 28, 2020, nearly all company-operated stores were open in these markets. Most of our International licensed stores have also re-opened. To support our international licensees, we extended more flexible development and financial terms, including waiving royalty payments during the fiscal third quarter.
The Channel Development segment was not materially impacted by COVID-19 during the fiscal third quarter as a result of at-home coffee offerings offsetting softness in the Foodservice channel. The revenue decline when compared with the same quarter in the prior year was largely due to lapping Global Coffee Alliance transition-related activities, including higher inventory sales in the prior year as Nestlé prepared to fulfill customer orders.
Based on the current trend of our retail business recovery and our focused efforts to expand contactless customer experiences, digital capabilities and beverage innovation, we expect continued improvement in comparable store sales and operating margin in our fiscal fourth quarter. Absent significant COVID-19 relapses, we expect to return to profitability in the fourth quarter.
Comparable Store Sales
Starbucks comparable store sales for the third quarter of fiscal 2020:

	Quarter Ended Jun 28, 2020			Three Quarters Ended Jun 28, 2020
	Sales Growth	Change in Transactions	Change in Ticket	Sales Growth	Change in Transactions	Change in Ticket
Consolidated	(40)%	(51)%	23%	(15)%	(21)%	8%
Americas	(41)%	(53)%	27%	(13)%	(20)%	9%
International	(37)%	(44)%	13%	(23)%	(26)%	4%
The above comparable store sales for the quarter and three quarters ended June 28, 2020 decreased due to temporary store closures and stores with modified operations and business hours as a result of COVID-19.
Refer to our Quarterly Store Data, also included in Item 2 of Part I of this 10-Q, for additional information on our company operated and licensed store portfolio.

Results of Operations (in millions)
Revenues

	Quarter Ended				Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	$ Change	% Change	Jun 28, 2020	Jun 30, 2019	$ Change	% Change
Company-operated stores	$3,444.4	$5,535.0	$(2,090.6)	(37.8)%	$13,991.0	$16,064.3	$(2,073.3)	(12.9)%
Licensed stores	300.5	725.0	(424.5)	(58.6)	1,782.4	2,140.3	(357.9)	(16.7)
Other	477.2	563.0	(85.8)	(15.2)	1,541.5	1,557.0	(15.5)	(1.0)
Total net revenues	$4,222.1	$6,823.0	$(2,600.9)	(38.1)%	$17,314.9	$19,761.6	$(2,446.7)	(12.4)%
Quarter ended June 28, 2020 compared with quarter ended June 30, 2019
Total net revenues for the third quarter of fiscal 2020 decreased $2,601 million, primarily due to decreased revenues from company-operated stores ($2,091 million). The decline in company-operated stores revenues was due to a 40% decrease in comparable store sales ($2,122 million), primarily driven by a 51% decrease in transactions. Also contributing to the decrease was the conversion of our retail business in Thailand to a fully licensed market during fiscal 2019 ($37 million). Partially offsetting these decreases were the incremental revenues from 770 net new Starbucks® company-operated store openings, or a 5% increase, over the past 12 months ($128 million).
Licensed stores revenue decreased $425 million driven by lower product and equipment sales to and royalty revenues from our licensees ($420 million).
Other revenues decreased $86 million, primarily due to lapping of higher product sales to Nestlé in prior year related to transitioning activities of the Global Coffee Alliance.
Three quarters ended June 28, 2020 compared with three quarters ended June 30, 2019
Total net revenues for the first three quarters of fiscal 2020 decreased $2,447 million, primarily due to decreased revenues from company-operated stores ($2,073 million). The decline in company-operated store revenues was due to a 15% decrease in comparable store sales ($2,350 million), primarily driven by a 21% decrease in transactions. Also contributing to the decrease were the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during fiscal 2019 ($204 million). Partially offsetting these decreases were the incremental revenues from 770 net new Starbucks® company-operated store openings, or a 5% increase, over the past 12 months ($526 million).
Licensed stores revenue decline also contributed to the decrease in total net revenues ($358 million), driven by lower product and royalty revenues from our licensees ($351 million). The decrease was partially offset by the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets ($25 million).
Other revenues decreased $16 million, primarily due to lapping prior year product sales related to transitioning activities of the Global Coffee Alliance and the Tazo brand transition agreement, partially offset by the expansion of the Global Coffee Alliance, including the benefit related to the transfer of certain single-serve product activities to Nestlé beginning in the second quarter of fiscal 2020.

Operating Expenses

	Quarter Ended					Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$1,484.0	$2,199.6	$(715.6)	35.1%	32.2%	$5,718.2	$6,387.4	$(669.2)	33.0%	32.3%
Store operating expenses	2,537.8	2,643.2	(105.4)	60.1	38.7	8,080.7	7,784.2	296.5	46.7	39.4
Other operating expenses	133.6	94.4	39.2	3.2	1.4	330.3	279.4	50.9	1.9	1.4
Depreciation and amortization expenses	361.0	343.1	17.9	8.6	5.0	1,068.3	1,032.5	35.8	6.2	5.2
General and administrative expenses	399.9	459.7	(59.8)	9.5	6.7	1,240.6	1,365.7	(125.1)	7.2	6.9
Restructuring and impairments	78.1	37.7	40.4	1.8	0.6	83.7	123.9	(40.2)	0.5	0.6
Total operating expenses	4,994.4	5,777.7	(783.3)	118.3	84.7	16,521.8	16,973.1	(451.3)	95.4	85.9
Income from equity investees	68.4	76.0	(7.6)	1.6	1.1	210.3	206.1	4.2	1.2	1.0
Operating income/(loss)	$(703.9)	$1,121.3	$(1,825.2)	(16.7)%	16.4%	$1,003.4	$2,994.6	$(1,991.2)	5.8%	15.2%
Store operating expenses as a % of company-operated store revenues				73.7%	47.8%				57.8%	48.5%
Quarter ended June 28, 2020 compared with quarter ended June 30, 2019
Product and distribution costs as a percentage of total net revenues increased 290 basis points for the third quarter of fiscal 2020, primarily due to sales deleverage attributable to COVID-19 impacts, which included manufacturing deleverage due to lower production volume (approximately 390 basis points). The sales deleverage was partially offset by supply chain efficiencies (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues increased 2,140 basis points for the third quarter of fiscal 2020. Store operating expenses as a percentage of company-operated store revenues increased 2,590 basis points, primarily due to sales deleverage attributable to COVID-19 impacts, which included catastrophe pay and enhanced pay programs for retail partners, net of benefits provided by temporary subsidies from the U.S. and certain foreign governments (approximately 470 basis points).
Other operating expenses increased $39 million for the third quarter of fiscal 2020, primarily due to incremental costs to develop and grow the Global Coffee Alliance ($35 million).
General and administrative expenses decreased $60 million, primarily due to lower performance-based compensation ($45 million), and lapping the 2018 U.S stock award granted in the third quarter of fiscal 2018 ($14 million), which was funded by savings from the Tax Act and vested in the third quarter of fiscal 2019, partially offset by incremental strategic investments in technology.
Restructuring and impairment expenses increased $40 million, primarily due to higher asset impairment related to store portfolio optimization ($35 million) and intangible asset impairment related to changes in our branding and marketing strategies ($22 million), partially offset by lower severance costs ($8 million).
Income from equity investees decreased $8 million, primarily due to lower royalty income, temporary store closures and reduced operating hours in our South Korea and India joint ventures.
The combination of these changes resulted in an overall decrease in operating margin of 3,310 basis points for the third quarter of fiscal 2020.

Three quarters ended June 28, 2020 compared with three quarters ended June 30, 2019
Product and distribution costs as a percentage of total net revenues increased 70 basis points for the first three quarters of fiscal 2020, primarily due to sales deleverage attributable to COVID-19 impacts, which included inventory write-offs and product waste (approximately 10 basis points), partially offset by supply chain efficiencies (approximately 70 basis points).
Store operating expenses as a percentage of total net revenues increased 730 basis points for the first three quarters of fiscal 2020. Store operating expenses as a percentage of company-operated store revenues increased 930 basis points, primarily due to sales deleverage attributable to COVID-19 impacts, which included catastrophe pay and enhanced pay programs for retail partners, net of benefits provided by temporary subsidies from the U.S. and certain foreign governments (approximately 210 basis points).
Other operating expenses increased $51 million for the first three quarters of fiscal 2020, primarily due to incremental costs to develop and grow the Global Coffee Alliance.
General and administrative expenses decreased $125 million, primarily due to lower performance-based compensation ($64 million) and the lapping of the 2018 U.S stock award granted in the third quarter of fiscal 2018, which was funded by savings from the Tax Act and vested in the third quarter of fiscal 2019 ($61 million), partially offset by incremental strategic investments in technology.
Restructuring and impairment expenses decreased $40 million, primarily due to lower severance costs ($41 million), lower exit costs associated with the closure of certain company-operated stores ($29 million) and lapping the impairment related to our Switzerland retail market ($10 million). Partially offsetting these decreases were higher asset impairment related to store portfolio optimization ($27 million) and intangible asset impairment related to changes in our branding and marketing strategies ($22 million).
Income from equity investees increased $4 million, primarily due to growth in our South Korea joint venture and higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 940 basis points for the first three quarters of fiscal 2020.

Other Income and Expenses

	Quarter Ended					Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income/(loss)	$(703.9)	$1,121.3	$(1,825.2)	(16.7)%	16.4%	$1,003.4	$2,994.6	$(1,991.2)	5.8%	15.2%
Net gain resulting from divestiture of certain operations	—	601.8	(601.8)	—	8.8	—	622.8	(622.8)	—	3.2
Interest income and other, net	12.7	40.2	(27.5)	0.3	0.6	30.7	80.2	(49.5)	0.2	0.4
Interest expense	(120.8)	(86.4)	(34.4)	(2.9)	(1.3)	(312.1)	(235.3)	(76.8)	(1.8)	(1.2)
Earnings/(loss) before income taxes	(812.0)	1,676.9	(2,488.9)	(19.2)	24.6	722.0	3,462.3	(2,740.3)	4.2	17.5
Income tax expense/(benefit)	(133.9)	303.7	(437.6)	(3.2)	4.5	190.0	670.1	(480.1)	1.1	3.4
Net earnings/(loss) including noncontrolling interests	(678.1)	1,373.2	(2,051.3)	(16.1)	20.1	532.0	2,792.2	(2,260.2)	3.1	14.1
Net earnings/(loss) attributable to noncontrolling interests	0.3	0.4	(0.1)	—	—	(3.7)	(4.2)	0.5	—	—
Net earnings/(loss) attributable to Starbucks	$(678.4)	$1,372.8	$(2,051.2)	(16.1)%	20.1%	$535.7	$2,796.4	$(2,260.7)	3.1%	14.2%
Effective tax rate including noncontrolling interests				16.5%	18.1%				26.3%	19.4%

Quarter ended June 28, 2020 compared with quarter ended June 30, 2019
Net gain resulting from divestiture of certain operations decreased $602 million due to lapping the sale of our retail operation in Thailand in fiscal 2019.
Interest income and other, net decreased $28 million, primarily due to lapping the gain on the sale of a non-operating asset and lapping interest income earned last year on excess cash related to our Nestlé transaction.
Interest expense increased $34 million, primarily due to additional interest incurred on long-term debt issued in March 2020 and May 2020.
The effective tax rate for the quarter ended June 28, 2020 was 16.5% compared to 18.1% for the same quarter in fiscal 2019. The decrease was primarily due to a change in the absolute pre-tax operating results when compared to the same period of the prior year and thereby changing the proportionate impact of discrete items, as well as the foreign rate differential on our jurisdictional mix of earnings. This was partially offset by valuation allowances recorded against deferred tax assets of certain international jurisdictions.
Three quarters ended June 28, 2020 compared with three quarters ended June 30, 2019
Net gain resulting from divestiture of certain operations decreased $623 million due to lapping the sale of retail operations in Thailand, France, and the Netherlands in fiscal 2019.
Interest income and other, net decreased $50 million, primarily due to lapping interest income earned last year on excess cash related to our Nestlé transaction and lapping the gain on the sale of a non-operating asset.
Interest expense increased $77 million, primarily due to additional interest incurred on long-term debt issued in March 2020 and May 2020.

The effective tax rate for the first three quarters ended June 28, 2020 was 26.3% compared to 19.4% for the same period in fiscal 2019. The increase was primarily due to the valuation allowances recorded against deferred tax assets of certain international jurisdictions (approximately 1,390 basis points). This unfavorable impact was partially offset by the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries in the first quarter of fiscal 2019 (approximately 220 basis points), release of income tax reserves (approximately 210 basis points) and lower pre-tax earnings including the foreign rate differential on our jurisdictional mix of earnings.
Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended					Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019
				As a % of Americas Total Net Revenues					As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$2,568.9	$4,182.2	$(1,613.3)	91.6%	89.3%	$10,903.5	$12,124.0	$(1,220.5)	89.8%	89.1%
Licensed stores	235.5	496.3	(260.8)	8.4	10.6	1,237.0	1,474.0	(237.0)	10.2	10.8
Other	1.1	2.6	(1.5)	—	0.1	5.8	9.6	(3.8)	—	0.1
Total net revenues	2,805.5	4,681.1	(1,875.6)	100.0	100.0	12,146.3	13,607.6	(1,461.3)	100.0	100.0
Product and distribution costs	805.6	1,324.0	(518.4)	28.7	28.3	3,442.2	3,895.8	(453.6)	28.3	28.6
Store operating expenses	2,054.4	2,034.0	20.4	73.2	43.5	6,427.3	5,952.8	474.5	52.9	43.7
Other operating expenses	40.7	41.7	(1.0)	1.5	0.9	125.1	125.6	(0.5)	1.0	0.9
Depreciation and amortization expenses	191.3	175.6	15.7	6.8	3.8	571.9	515.5	56.4	4.7	3.8
General and administrative expenses	62.2	72.0	(9.8)	2.2	1.5	202.8	217.9	(15.1)	1.7	1.6
Restructuring and impairments	56.2	15.1	41.1	2.0	0.3	61.9	56.2	5.7	0.5	0.4
Total operating expenses	3,210.4	3,662.4	(452.0)	114.4	78.2	10,831.2	10,763.8	67.4	89.2	79.1
Operating income/(loss)	$(404.9)	$1,018.7	$(1,423.6)	(14.4)%	21.8%	$1,315.1	$2,843.8	$(1,528.7)	10.8%	20.9%
Store operating expenses as a % of company-operated store revenues				80.0%	48.6%				58.9%	49.1%
Quarter ended June 28, 2020 compared with quarter ended June 30, 2019
Revenues
Americas total net revenues for the third quarter of fiscal 2020 decreased $1,876 million, or 40%, primarily due to a 41% decrease in comparable store sales ($1,661 million), driven by a 53% decrease in transactions. Also contributing were lower product sales to and royalty revenues from our licensees ($244 million). These decreases were partially offset by 159 net new Starbucks® company-operated store openings, or a 2% increase, over the past 12 months ($75 million).

Operating Margin
Americas operating income for the third quarter of fiscal 2020 decreased 140% to a loss of $405 million, compared to an operating income of $1,019 million in the third quarter of fiscal 2019. Operating margin decreased 3,620 basis points to (14.4)%, due to sales deleverage, primarily attributable to reduced labor productivity and fixed occupancy costs, as well as additional costs incurred attributable to COVID-19, mainly catastrophe pay and enhanced pay programs for retail store partners, net of benefits provided by the CARES Act and CEWS (approximately 530 basis points). Higher restructuring expenses relating to our U.S. portfolio optimization (approximately 170 basis points) also contributed to the decrease.
Three quarters ended June 28, 2020 compared with three quarters ended June 30, 2019
Revenues
Americas total net revenues for the first three quarters of fiscal 2020 decreased $1,461 million, or 11%, primarily due to a 13% decrease in comparable store sales ($1,541 million), driven by a 20% decrease in transactions. Also contributing were lower product sales to and royalty revenues from our licensees ($218 million). These decreases were partially offset by 159 net new Starbucks® company-operated store openings, or a 2% increase, over the past 12 months ($335 million).
Operating Margin
Americas operating income for the first three quarters of fiscal 2020 decreased 54% to $1.3 billion, compared to $2.8 billion for the same period in fiscal 2019. Operating margin decreased 1,010 basis points to 10.8%, primarily due to sales deleverage attributed to reduced labor productivity and additional costs incurred attributable to COVID-19, mainly catastrophe pay and enhanced pay programs for retail store partners, net of benefits provided by the CARES Act and CEWS (approximately 210 basis points). Partially offsetting these decreases was sales leverage realized during the first fiscal quarter, prior to the onset of COVID-19.
International

	Quarter Ended					Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$875.5	$1,352.8	$(477.3)	92.2%	85.3%	$3,087.5	$3,940.3	$(852.8)	84.5%	85.3%
Licensed stores	65.0	228.7	(163.7)	6.8	14.4	545.4	666.3	(120.9)	14.9	14.4
Other	9.1	3.8	5.3	1.0	0.2	22.4	12.0	10.4	0.6	0.3
Total net revenues	949.6	1,585.3	(635.7)	100.0	100.0	3,655.3	4,618.6	(963.3)	100.0	100.0
Product and distribution costs	337.7	476.1	(138.4)	35.6	30.0	1,213.9	1,408.9	(195.0)	33.2	30.5
Store operating expenses	483.4	609.2	(125.8)	50.9	38.4	1,653.4	1,831.4	(178.0)	45.2	39.7
Other operating expenses	37.5	26.7	10.8	3.9	1.7	105.1	84.5	20.6	2.9	1.8
Depreciation and amortization expenses	128.5	127.7	0.8	13.5	8.1	385.2	385.0	0.2	10.5	8.3
General and administrative expenses	66.1	86.0	(19.9)	7.0	5.4	196.9	235.5	(38.6)	5.4	5.1
Restructuring and impairments	(0.2)	16.6	(16.8)	—	1.0	(0.6)	47.2	(47.8)	—	1.0
Total operating expenses	1,053.0	1,342.3	(289.3)	110.9	84.7	3,553.9	3,992.5	(438.6)	97.2	86.4
Income from equity investees	17.4	27.2	(9.8)	1.8	1.7	73.1	75.7	(2.6)	2.0	1.6
Operating income/(loss)	$(86.0)	$270.2	$(356.2)	(9.1)%	17.0%	$174.5	$701.8	$(527.3)	4.8%	15.2%
Store operating expenses as a % of company-operated store revenues				55.2%	45.0%				53.6%	46.5%

Quarter ended June 28, 2020 compared with quarter ended June 30, 2019
Revenues
International total net revenues for the third quarter of fiscal 2020 decreased $636 million, or 40%, primarily due to a 37% decrease in comparable company-operated store sales ($461 million), driven by a 44% decrease in transactions. Also contributing were lower product sales to and royalty revenues from our licensees ($158 million) and the conversion of our retail business in Thailand to a fully licensed market during 2019 ($37 million). These decreases were partially offset by 611 net new Starbucks® company-operated store openings, or an 11% increase, over the past 12 months ($53 million).
Operating Margin

International operating loss for the third quarter of fiscal 2020 was $86 million, compared to $270 million of operating income in the third quarter of fiscal 2019. Operating margin decreased 2,610 basis points to (9.1)%, primarily due to sales deleverage attributable to COVID-19, including continued partner wages and benefits and occupancy costs. Royalty relief provided to licensees (approximately 480 basis points) and catastrophe pay (approximately 170 basis points) also contributed to the decrease. These were partially offset by temporary government subsidies (approximately 220 basis points) and rent concessions (approximately 140 basis points).
Three quarters ended June 28, 2020 compared with three quarters ended June 30, 2019
Revenues
International total net revenues for the first three quarters of fiscal 2020 decreased $963 million, or 21%, due to a 23% decrease in comparable company-operated store sales ($809 million), driven by a 26% decrease in transactions. Also contributing were the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during 2019 ($179 million) and lower product sales to and royalty revenues from licensees ($133 million). These decreases were partially offset by 611 net new Starbucks® company-operated store openings, or an 11% increase, over the past 12 months ($191 million).
Operating Margin
International operating income for the first three quarters of fiscal 2020 decreased 75% to $175 million, compared to $702 million for the same period in fiscal 2019. Operating margin decreased 1,040 basis points to 4.8%, primarily due to sales deleverage attributable to COVID-19, including continued partner wages and benefits and occupancy costs. Royalty relief granted to licensees during the fiscal third quarter also contributed to the decrease (approximately 120 basis points).

Channel Development

	Quarter Ended					Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019	$ Change	Jun 28, 2020	Jun 30, 2019
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$447.3	$533.3	$(86.0)			$1,461.0	$1,484.5	$(23.5)
Product and distribution costs	319.9	377.1	(57.2)	71.5%	70.7%	1,010.3	1,030.9	(20.6)	69.2%	69.4%
Other operating expenses	51.4	20.2	31.2	11.5	3.8	89.7	55.9	33.8	6.1	3.8
Depreciation and amortization expenses	0.3	0.2	0.1	0.1	—	0.9	12.6	(11.7)	0.1	0.8
General and administrative expenses	2.5	2.7	(0.2)	0.6	0.5	8.0	8.9	(0.9)	0.5	0.6
Total operating expenses	374.1	400.2	(26.1)	83.6	75.0	1,108.9	1,108.3	0.6	75.9	74.7
Income from equity investees	51.0	48.8	2.2	11.4	9.2	137.2	130.4	6.8	9.4	8.8
Operating income	$124.2	$181.9	$(57.7)	27.8%	34.1%	$489.3	$506.6	$(17.3)	33.5%	34.1%

Quarter ended June 28, 2020 compared with quarter ended June 30, 2019
Revenues
Channel Development total net revenues for the third quarter of fiscal 2020 decreased $86 million, or 16%, primarily due to lapping of higher product sales to Nestlé in prior year related to transitioning activities of the Global Coffee Alliance ($85 million).
Operating Margin
Channel Development operating income for the third quarter of fiscal 2020 decreased 32% to $124 million, compared to $182 million for the same period in fiscal 2019. Operating margin decreased 630 basis points to 27.8%, primarily driven by certain transition items related to the Global Coffee Alliance (approximately 750 basis points), partially offset by lapping the transfer of certain products to Nestlé as part of the Global Coffee Alliance in the prior year.
Three quarters ended June 28, 2020 compared with the three quarters ended June 30, 2019
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2020 decreased $24 million, or 2%, primarily due to the lapping of higher product sales in prior year related to transitioning order fulfillment of the Global Coffee Alliance ($40 million). Also contributing was lapping prior year product sales to Unilever as a result of the sale and transition of the Tazo brand ($33 million). These decreases were partially offset by the expansion of the Global Coffee Alliance, including the benefit related to the transfer of certain single-serve product activities to Nestlé beginning in the second quarter of fiscal 2020 ($50 million).
Operating Margin
Channel Development operating income for the first three quarters of fiscal 2020 decreased 3% to $489 million, compared to $507 million for the same period in fiscal 2019. Operating margin decreased 60 basis points to 33.5%, primarily driven by certain transition items related to the Global Coffee Alliance (approximately 250 basis points), partially offset by lapping the correction of amortization expense (approximately 80 basis points) in the prior year and the transfer of certain single-serve products to Nestlé as part of the Global Coffee Alliance.

Corporate and Other

	Quarter Ended				Three Quarters Ended
	Jun 28, 2020	Jun 30, 2019	$ Change	% Change	Jun 28, 2020	Jun 30, 2019	$ Change	% Change
Net revenues:
Other	$19.7	$23.3	$(3.6)	(15.5)%	$52.3	$50.9	$1.4	2.8%
Total net revenues	19.7	23.3	(3.6)	(15.5)	52.3	50.9	1.4	2.8
Product and distribution costs	20.8	22.4	(1.6)	(7.1)	51.8	51.8	—	—
Other operating expenses	4.0	5.8	(1.8)	(31.0)	10.4	13.4	(3.0)	(22.4)
Depreciation and amortization expenses	40.9	39.6	1.3	3.3	110.3	119.4	(9.1)	(7.6)
General and administrative expenses	269.1	299.0	(29.9)	(10.0)	832.9	903.4	(70.5)	(7.8)
Restructuring and impairments	22.1	6.0	16.1	268.3	22.4	20.5	1.9	9.3
Total operating expenses	356.9	372.8	(15.9)	(4.3)	1,027.8	1,108.5	(80.7)	(7.3)
Operating loss	$(337.2)	$(349.5)	$12.3	(3.5)%	$(975.5)	$(1,057.6)	$82.1	(7.8)%
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The decreases for the quarter and three quarters ending June 28, 2020 were primarily driven by lower performance-based compensation and lapping of the 2018 stock award granted in the third quarter of fiscal 2018, partially offset by incremental strategic investments in technology.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019	Jun 28, 2020	Jun 30, 2019
Americas
Company-operated stores	(34)	81	43	167	10,017	9,857
Licensed stores	(2)	53	125	226	8,218	7,996
Total Americas	(36)	134	168	393	18,235	17,853
International
Company-operated stores	117	(233)	394	(5)	6,254	5,646
Licensed stores	49	541	362	926	7,691	7,127
Total International	166	308	756	921	13,945	12,773
Corporate and Other
Licensed stores	—	—	—	(12)	—	—
Total Corporate and Other	—	—	—	(12)	—	—
Total Company	130	442	924	1,302	32,180	30,626

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $4.4 billion as of June 28, 2020 and $3.0 billion as of September 29, 2019. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic) and commercial paper. As of June 28, 2020, approximately $1.7 billion of cash was held in foreign subsidiaries.
Borrowing Capacity
The 2018 credit facility
Our $2.0 billion unsecured 5-year revolving credit facility ("the 2018 credit facility"), of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 2018 credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 0.910% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans. The 2018 credit facility is available for general corporate purposes. As of June 28, 2020, we had no borrowings under the 2018 credit facility.
The 364-day credit facility
Our $1.0 billion unsecured 364-day credit facility (the "364-day credit facility"), of which no amount may be used for issuances of letters of credit, is currently set to mature on October 21, 2020. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 364-day credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is 0.920% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans. The 364-day credit facility is available for general purposes. As of June 28, 2020, we had no borrowings under the 364-day credit facility.

Due to the financial impacts from COVID-19, we have reached an agreement with our lenders to amend the fixed charge coverage ratio covenant for our combined $3 billion revolving lines of credit, through the fourth quarter of fiscal 2021.
The 2020 term-loan facility
Our $500 million unsecured 364-day term-loan facility ("the 2020 term-loan facility") is currently set to mature on March 19, 2021. Borrowings under the term-loan facility are subject to terms defined within the 2020 term-loan facility and will bear interest depending on if the loan is a Eurocurrency Rate Loan or a Base Loan. Eurocurrency Rate Loans will bear interest on the outstanding principal amount equal to the Eurocurrency Rate for such Interest Period plus the applicable margin. Each Base Rate Loan will bear interest on the outstanding principal amount equal to the Base Rate plus the applicable margin. The applicable margin is based on the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies. The current applicable margin is 1.000% for Eurocurrency Rate Loans and 0.00% (nil) for Base Rate Loans. The 2020 term-loan facility is available for general corporate purposes. As of June 28, 2020, we had $500.0 million borrowings outstanding under the 2020 term-loan facility and were in compliance with all applicable covenants related to our credit facilities.
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2018 and 364-day credit facilities discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of June 28, 2020, we had borrowings of $296.5 million outstanding, net of unamortized discount, under our commercial paper program, of which a majority will mature during the second quarter of fiscal 2021. As such, our total contractual borrowing capacity for general corporate purposes as of the end of our third quarter of fiscal 2020 was $2.7 billion when combining the unused commercial paper program and credit facilities, less outstanding borrowing.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
During the third quarter of fiscal 2020, we expanded our ¥1 billion unsecured credit facility to ¥5 billion, or $46.6 million, as of June 28, 2020. This facility is currently set to mature on December 31, 2020. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300% or 0.400%, depending on the tranche borrowed. Additionally during the third quarter, we expanded our ¥2 billion unsecured credit facility to ¥10 billion, or $93.4 million, as of June 28, 2020. This facility is currently set to mature on March 26, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus 0.30%. As of June 28, 2020, we had $140.0 million of borrowings outstanding under these credit facilities.
On May 7, 2020, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 1.300% Senior Notes (the“2022 notes”) due May 2022, $1.25 billion of 2.550% Senior Notes (the “2030 notes”) due November 2030, and $1.25 billion of 3.500% Senior Notes (the “2050 notes”) due November 2050. We are using the net proceeds from the offering for general corporate purposes, including the repayment of outstanding indebtedness. Interest on the 2022 notes is payable semi-annually on May 7 and November 7, commencing on November 7, 2020. Interest on the 2030 notes and the 2050 notes is payable semi-annually on May 15 and November 15, commencing on November 15, 2020.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the Senior Notes were issued. As of June 28, 2020, we were in compliance with all applicable covenants.
We returned to positive cash flow during the latter part of the third quarter of fiscal 2020 and expect a return to profitability in the fiscal fourth quarter. To further strengthen our liquidity, we expect to continue to curtail discretionary spending and suspend share repurchases. If necessary, we may pursue additional sources of financing, including both short-term and long-term borrowings and debt issuances.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program and the issuance of debt to support and invest in our core businesses, including investing in new ways to serve our customers and supporting our store partners, repaying maturing debts, as well as returning cash to shareholders through common stock cash dividend payments and discretionary share repurchases and investing in new business opportunities related to our core and developing businesses. Further, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our “Growth at Scale” agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
During the third quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend to shareholders of $0.41 per share to be paid on August 21, 2020 to shareholders of record as of the close of business on August 7, 2020. As of the date of this report, we do not expect to reduce our quarterly dividend as a result of the COVID-19 pandemic.
We repurchased 20.3 million shares of common stock, or $1.7 billion, during the first three quarters of fiscal 2020 under our ongoing share repurchase program. On April 8, 2020, we announced a temporary suspension of our share repurchase program. Repurchases pursuant to this program were last made in mid-March. As of June 28, 2020, 48.9 million shares remained available for repurchase under current authorizations. In addition to the suspension of our share repurchase program, to further enhance our financial flexibility, we have taken and may continue to take steps to defer capital expenditures and reduce discretionary spending. The existing share repurchase program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2020 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2020 are expected to be approximately $1.5 billion.
Cash Flows
Cash provided by operating activities was $107.1 million for the first three quarters of fiscal 2020, compared to $3.9 billion for the same period in fiscal 2019. The change was primarily due to material retail store closures resulting from the COVID-19 crisis, the U.S. federal tax payment related to the Nestlé transaction and the timing of other tax payments and refunds.
Cash used in investing activities for the first three quarters of fiscal 2020 totaled $1.3 billion, compared to cash used in investing activities of $506.5 million for the same period in fiscal 2019. The change was primarily driven by lapping proceeds from the divestiture of certain operations related to the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during 2019 and lower sales of investments in fiscal 2020.
Cash provided by financing activities for the first three quarters of fiscal 2020 totaled $2.5 billion compared to cash used by financing activities of $7.4 billion for the first three quarters of fiscal 2019. The change was primarily due to higher repurchases of our common stock under accelerated share repurchase agreements in fiscal 2019 and higher proceeds from issuance of long-term debt in fiscal 2020.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $28.2 billion in total contractual obligations as of September 29, 2019. Other than our commercial paper and credit facilities borrowings, the issuance of our 2027 notes, our 2030 notes and our 2050 notes in the second quarter of fiscal 2020 and the issuance of our 2022 notes, our 2030 notes and our 2050 notes in the third quarter of fiscal 2020 as described in Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.

Off-Balance Sheet Arrangements
Other than the addition of operating leases to the balance sheet in the first quarter of fiscal 2020 as described in Note 9, Leases, there has been no material change in our off-balance sheet arrangements discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K.
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
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. However, the COVID-19 outbreak may have an impact on consumer behaviors and customer traffic that result in changes in the seasonal fluctuations of our business. Additionally, as our stored value cards are issued to and loaded by customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from our stored value cards are recognized upon redemption and not when cash is loaded, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During the third quarter of fiscal 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 28, 2020).
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

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 15, Commitments and Contingencies, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which we are involved.
Item 1A.Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K and in the 10-Q filed on April 28, 2020, other than the addition of the text below.
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
The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Even in regions where we are reopening stores, our stores are subject to modified hours and conditions. Moreover, certain of those regions including parts of China and the United States, have suffered a COVID-19 relapse after reopening. If those regions fail to fully contain COVID-19, or if additional regions suffer a COVID-19 relapse, any of those markets may not recover quickly or at all, which could have a material adverse effect on our business and results of operations. As a result, we may incur additional impairment charges to our inventory, store and corporate assets— and our ability to realize the benefits from deferred tax assets may become limited— any of which may have a significant or material impact on our financial results. We are participating in, or have applied to participate in, certain relief programs and financial assistance from the U.S. and other foreign governments and are assessing whether we will take advantage of any other programs or assistance. There is no guarantee that we will continue to meet the eligibility requirements to participate in any current or future government relief programs or that the benefits will meaningfully offset the lost revenues and incremental costs incurred. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the efficacy, scope and duration of actions to contain COVID-19 or treat its impact, among others. While such actions have been relaxed or rolled back in certain markets,the actions have been reinstated as certain regions have suffered relapse, and may be reinstated in additional regions as the pandemic continues to evolve. The scope and timing of any such reinstatements are difficult to predict and may materially affect our future operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason. On April 8, 2020, we announced a temporary suspension of our share repurchase program. During the third fiscal quarter ended June 28, 2020, there was no share repurchase activity.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	06/05/2018	3.1
4.1	Seventh Supplemental Indenture, dated as of May 7, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	8-K	0-20322	05/07/2020	4.2
4.2	Form of 1.300% Senior Notes due May 7, 2022 (included in Exhibit 4.1)	8-K	0-20322	05/07/2020	4.3
4.3	Form of 2.550% Senior Notes due November 15, 2030 (included in Exhibit 4.1)	8-K	0-20322	05/07/2020	4.4
4.4	Form of 3.500% Senior Notes due November 15, 2050 (included in Exhibit 4.1)	8-K	0-20322	05/07/2020	4.5
10.1*	Fifth Amendment to Starbucks Corporation Management Deferred Compensation Plan	—	—	—	—	X
10.2	First Amendment to Credit Agreement, dated May 27, 2020, among Starbucks Corporation, each Lender under the Credit Agreement that is a party thereto, and the Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer	—	—	—	—	X
10.3	First Amendment to Amended and Restated 364-Day Credit Agreement, dated May 27, 2020, among Starbucks Corporation, each Lender under the Credit Agreement that is a party thereto, and the Bank of America, N.A., as Administrative Agent and Swing Line Lender	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended June 28, 2020, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X
* Denotes a management contract or compensatory plan or arrangement.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 28, 2020

STARBUCKS CORPORATION

By:	/s/ Patrick J. Grismer
Patrick J. Grismer
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer