Form 10-K
period 2020-09-27
STARBUCKS CORP
filed 2020-11-12
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 29, 2020 as reported on the NASDAQ Global Select Market was $77.4 billion. As of November 6, 2020, there were 1,173.7 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 17, 2021 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 27, 2020

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

PART I
Item 1. Business
General
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 83 markets. Formed in 1985, Starbucks Corporation’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of high-quality food items through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels such as licensed stores, as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S. A. (“Nestlé”). In addition to our flagship Starbucks Coffee brand, we sell goods and services under the following brands: Teavana, Seattle’s Best Coffee, Evolution Fresh, Ethos, Starbucks Reserve and Princi.
Our objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. To achieve this, we are continuing the disciplined expansion of our global store base, adding stores in both existing, developed markets such as the U.S. and in newer, higher growth markets such as China, as well as optimizing the mix of company-operated and licensed stores around the world. In addition, by leveraging the experience gained through our traditional store model, we continue to offer consumers new coffee and other products in a variety of forms, across new categories, diverse channels and alternative store formats. We also believe our Starbucks Global Social Impact strategy, commitments related to ethically sourcing high-quality coffee, contributing positively to the communities we do business in and being an employer of choice are contributors to our objective.
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 27, 2020 (“fiscal 2020”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Segment Financial Information
We have three reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada and Latin America; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East and Africa; and 3) Channel Development. Non-reportable operating segments such as Evolution Fresh and unallocated corporate expenses are reported within Corporate and Other. Revenues from our reportable operating segments as a percentage of total net revenues for fiscal 2020 were as follows: Americas (70%), International (22%) and Channel Development (8%).
Our Americas and International segments include both company-operated and licensed stores. Our Americas segment is our most mature business and has achieved significant scale. Certain markets within our International operations are in various stages of development and may require more extensive support, relative to their current levels of revenue and operating income, than our Americas operations.
Our Channel Development segment includes roasted whole bean and ground coffees, Seattle's Best Coffee®, Starbucks- and Teavana-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino®, Starbucks Doubleshot®, Starbucks Refreshers® beverages and TeavanaTM/MC iced tea, and other branded products sold worldwide outside of our company-operated and licensed stores. A large portion of our Channel Development business operates under a licensed model of the Global Coffee Alliance with Nestlé, while our global ready-to-drink businesses operate under collaborative relationships with PepsiCo, Inc., Anheuser-Busch Companies, LLC, Tingyi-Ashi Beverages Holding Co., Ltd., Arla Foods amba and others.
Revenue Components
We generate the majority of our revenues through company-operated stores and licensed stores.
Company-operated and Licensed Store Summary as of September 27, 2020

	Americas	As a% of Total Americas Stores	International	As a% of Total International Stores	Total	As a% of Total Stores
Company-operated stores	10,109	55%	6,528	46%	16,637	51%
Licensed stores	8,245	45%	7,778	54%	16,023	49%
Total	18,354	100%	14,306	100%	32,660	100%
The mix of company-operated versus licensed stores in a given market will vary based on several factors, including our ability to access desirable local retail space, the complexity, profitability and expected ultimate size of the market for Starbucks and our ability to leverage the support infrastructure within a geographic region.

Company-operated Stores
Revenue from company-operated stores accounted for 81% of total net revenues during fiscal 2020. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea and related products, as well as complementary food offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service, convenience and a seamless digital experience as well as safe, clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
Our strategy for expanding our global retail business is to increase our category share in a disciplined manner, by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores, to support our long-term strategic objective to maintain Starbucks standing as one of the most recognized and respected brands in the world. Store growth in specific existing markets will vary due to many factors, including expected financial returns, the maturity of the market, economic conditions, consumer behavior and local business practices.
Company-operated store data for the year-ended September 27, 2020:

	Stores Open as of					Stores Open as of
	Sep 29, 2019	Opened	Closed	Transfers	Net	Sep 27, 2020
Americas:
U.S.	8,791	332	(182)	—	150	8,941
Canada	1,175	58	(74)	—	(16)	1,159
Siren Retail	8	2	(1)	—	1	9
Total Americas	9,974	392	(257)	—	135	10,109
International:
China	4,123	613	(32)	—	581	4,704
Japan	1,379	104	(19)	—	85	1,464
U.K.	288	6	(2)	(4)	—	288
All Other	65	2	—	—	2	67
Siren Retail	5	—	—	—	—	5
Total International	5,860	725	(53)	(4)	668	6,528
Total company-operated	15,834	1,117	(310)	(4)	803	16,637
Starbucks® company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses and rural and off-highway locations. We are continuing the expansion of our stores, particularly drive-thru formats that provide a higher degree of access and convenience, and alternative store formats, which are designed to provide a more streamlined customer experience in dense metropolitan areas.
Prior to the novel coronavirus outbreak, known as the global pandemic COVID-19, approximately 80% of Starbucks transactions in U.S. company-operated stores were “on-the-go” occasions. This has prompted us to reexamine our U.S. store footprint and evolve our retail presence over time through targeted store renovations, relocations and new stores. We have since introduced a new store format, Starbucks® Pickup, to enhance the “on-the-go” customer experience and improve operating efficiency across Starbucks® stores in certain major metropolitan areas in the Americas. New store formats, such as Starbucks Pickup, are suitable for customers who prefer to order ahead and pay through the Starbucks® Mobile App for pick-up. In our major international markets, we continue to invest in technology and establish partnerships with third parties with relevant expertise to increase digital adoption to provide convenience and elevate the customer experience. In China, the introduction of Starbucks NowTM stores enables a seamless integration of physical and digital customer touchpoints. Orders may be placed in advance through the Starbucks Mobile App or Starbucks DeliversTM and can be conveniently picked up by customers and delivery riders in these express retail format locations. These strategies align closely with rapidly evolving customer preferences, including higher levels of mobile ordering, more contactless pick-up experiences and reduced in-store congestion, all of which naturally allow for greater physical distancing. We believe our continued efforts to transform our store portfolio and elevate technology will enhance the customer experience and position Starbucks for long-term growth.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Beverages	75%	74%	74%
Food	20%	20%	20%
Packaged and single-serve coffees and teas	1%	1%	2%
Other(1)	4%	5%	4%
Total	100%	100%	100%
(1)“Other” primarily consists of sales of serveware and ready-to-drink beverages, among other items.
Stored Value Cards and Loyalty Program
The Starbucks Card, our branded stored value card program, is designed to provide customers with a convenient payment method, support gifting and increase the frequency of store visits by cardholders, in part through the related Starbucks® Rewards loyalty program where available, as discussed below. Stored value cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, China, Japan and many of our markets in our International segment. Stored value cards can also be obtained online, via the Starbucks® Mobile App and through other U.S. and international retailers. Customers may access their card balances by utilizing their stored value card or the Starbucks® Mobile App in participating stores. Using the Mobile Order and Pay functionality of the Starbucks® Mobile App, customers can also place orders in advance for pick-up at certain participating locations in several markets. In nearly all markets, including the U.S. and Canada, customers who register their Starbucks Cards are automatically enrolled in the Starbucks Rewards program. Registered members can receive various benefits depending on factors such as the number of reward points (“Stars”) earned. Beginning in the fourth quarter of fiscal 2020, in addition to using their Starbucks Cards, Starbucks® Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at company-operated stores in the U.S. and Canada. Refer to Note 1, Summary of Significant Accounting Policies, included in Item 8 of Part II of this 10-K, for further discussion of our stored value cards and loyalty program.
Licensed Stores
Revenues from our licensed stores accounted for 10% of total net revenues in fiscal 2020. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a margin on branded products and supplies sold to the licensed store operator along with a royalty on retail sales. Licensees are responsible for operating costs and capital investments which more than offset the lower revenues we receive under the licensed store model.
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

Licensed store data for the year-ended September 27, 2020:

	Stores Open as of					Stores Open as of
	Sep 29, 2019	Opened	Closed	Transfers	Net	Sep 27, 2020
Americas:
U.S.	6,250	210	(73)	—	137	6,387
Mexico	748	15	(11)	—	4	752
Latin America	663	32	(33)	—	(1)	662
Canada	432	24	(12)		12	444
Total Americas	8,093	281	(129)	—	152	8,245
International:
Korea	1,334	159	(25)	—	134	1,468
U.K.	707	55	(29)	4	30	737
Turkey	494	42	(6)	—	36	530
Taiwan	480	32	(11)	—	21	501
Indonesia	421	37	—	—	37	458
Philippines	397	10	(11)	—	(1)	396
Thailand	392	20	(7)	—	13	405
All Other	3,104	265	(86)	—	179	3,283
Total International	7,329	620	(175)	4	449	7,778
Total licensed	15,422	901	(304)	4	601	16,023
Other Revenues
Other revenues primarily are recorded in our Channel Development segment and include sales of packaged coffee, tea and ready-to-drink beverages to customers outside of our company-operated and licensed stores, as well as royalties received from Nestlé under the Global Coffee Alliance and other collaborative partnerships.
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
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. We also utilize forward contracts, futures contracts and collars to hedge "C" price exposure under our price-to-be-fixed green coffee contracts and our long-term forecasted coffee demand where underlying fixed price and price-to-be-fixed contracts are not yet available. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2022.
We depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. We believe, based on relationships established with our suppliers, the risk of non-delivery on such purchase commitments is remote.
To help ensure the future supply of high-quality green coffee and to reinforce our leadership role in the coffee industry, Starbucks operates nine farmer support centers, including our China Farmer Support Center located in the Yunnan Province of this high-growth market. All farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields and agronomy support to address climate and other impacts.
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
Trademarks, Copyrights, Patents and Domain Names
Starbucks owns and has applied to register numerous trademarks and service marks in the U.S. and in other countries throughout the world. Some of our trademarks, including Starbucks, the Starbucks logo, Starbucks Reserve, Seattle’s Best Coffee, Teavana and Frappuccino are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com,” “Starbucks.net,” “Starbucksreserve.com,” “Seattlesbest.com” and “Teavana.com.”
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. However, the COVID-19 outbreak may have an impact on consumer behaviors and customer traffic that may result in temporary changes in the seasonal fluctuations of our business. Additionally, as Starbucks Cards are issued to and loaded by customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from Starbucks Cards are recognized upon redemption and not when cash is loaded onto the Card, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Government Regulation
As a company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulation has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.

Human Capital Management
As a company, Starbucks mission is not only to deliver outstanding financial results by offering exceptional and unique products and services, but to also create a strong connection with the communities where we operate. We believe the strength of our workforce is one of the significant contributors to our success as a global brand that leads with purpose. This is largely attributed to our partners (employees) who strive every day to create a welcoming and inclusive environment for our customers. Therefore, one of our core strategies is to invest in and support our partners to differentiate our brand, products and services in the competitive specialty coffee market, including the following areas of focus:
Oversight and Management
We recognize the diversity of customers, partners and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our Partner Resources Organization is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our Inclusion and Diversity programs and initiatives. As noted in its charter, our Compensation and Management Development Committee is responsible for periodically reviewing Starbucks partner resource programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies. Our Audit and Compliance Committee works closely with the Risk Management Committee, led by Starbucks cfo and general counsel, to monitor current and emerging labor and human capital management risks and to mitigate exposure to those risks. Furthermore, our Nominating and Corporate Governance Committee annually evaluates the effectiveness of our social responsibility policies, goals and programs, which also include partner-related issues. These reports and recommendations to the Board and its committees are part of the broader framework that guides how Starbucks should attract, retain and develop a workforce that aligns with our values and strategies.
We regularly conduct anonymous surveys to seek feedback from our retail and non-retail partners on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our company an employer of choice. The results are shared with our partners and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in partner engagement. Our management and cross-functional teams also work closely to evaluate human capital management issues such as partner retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.
Total Rewards
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. To foster a stronger sense of ownership and align the interests of partners with shareholders, restricted stock units are provided to eligible non-executive partners under our broad-based stock incentive programs. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible partners. In the U.S, our largest and most mature market, these include, among other benefits:
•Comprehensive health insurance coverage is offered to partners working an average of 20 hours or more each week.
•100% tuition coverage is provided to partners who earn a bachelor's degree online at Arizona State University through the Starbucks College Achievement Program.
•Parental leaves are provided to all new parents for birth, adoption or foster placement.
•A Partner and Family Sick Time program is provided and allows partners to accrue paid sick time based on hours worked and use that time for themselves or family members in need of care.
•Care@Work benefit provides partners with subsidized child, adult or senior care planning services. This benefit includes up to 20 days of subsidized backup care services through the end of fiscal 2021, in light of the COVID-19 pandemic.
•We view mental health as a fundamental part of our humanity and implemented a comprehensive suite of related programs and benefits in fiscal 2020. These include Headspace, an online application that enables guided mediation, Lyra, which provides mental health coaching, and Starbucks Mental Health Fundamental Training, created in partnership with National Council for Behavioral Health, which offers ongoing training to help partners recognize and respond to signs of mental health and substance use issues.
Outside of the U.S., we have provided other innovative benefits to help address market-specific needs, such as providing interest-free loans to our U.K. partners to help cover rental deposits, mental health services in Canada, and in China, a monthly housing subsidy for full-time Starbucks baristas and shift supervisors, as well as comprehensive health insurance coverage for parents of partners.

Role-based Support
To help our partners succeed in their roles, we emphasize continuous training and development opportunities. These include, but are not limited to, safety and security protocols, updates on new products and service offerings and deployment of technologies. Training provided through our Pour Over sessions include a wide variety of topics such as achievable goal setting, giving and receiving constructive feedback and effective engagement with customers and communities. To help further promote an inclusive culture and to better serve our customers, we encourage U.S.-based partners to enroll in the To Be Welcoming courses we created in partnership with Arizona State University to address different forms of bias and discrimination.
Pay Equity
To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our partners.
We previously achieved and currently maintain 100 percent pay equity in the U.S. for women and men and people of all races for partners performing similar work. We have also achieved gender pay equity in China and Canada, two of our largest markets outside of the U.S., and we made a commitment to achieve gender pay equity in all company-operated markets.
As of September 27, 2020, Starbucks employed approximately 349,000 people worldwide. In the U.S., Starbucks employed approximately 228,000 people, with approximately 220,000 in company-operated stores and the remainder in corporate support, store development, roasting, manufacturing, warehousing and distribution operations. Approximately 121,000 employees were employed outside of the U.S., with approximately 118,000 in company-operated stores and the remainder in regional support operations. The number of Starbucks partners represented by unions is not significant. We believe our efforts in managing our workforce have been effective, evidenced by a strong Starbucks culture and a good relationship between the company and our partners.
Information about our Executive Officers

Name	Age	Position
Kevin R. Johnson	60	president and chief executive officer
Rosalind G. Brewer	58	group president, Americas and chief operating officer
John Culver	60	group president, International, Channel Development and Global Coffee & Tea
Rachel A. Gonzalez	51	executive vice president, general counsel and secretary
Patrick J. Grismer	58	executive vice president, chief financial officer
Angela Lis	53	executive vice president, chief partner officer
Kevin R. Johnson has served as president and chief executive officer since April 2017, and has been a Starbucks director since March 2009. Mr. Johnson served as president and chief operating officer from March 2015 to April 2017. Mr. Johnson served as Chief Executive Officer of Juniper Networks, Inc., a leading provider of high-performance networking products and services, from September 2008 to December 2013. He also served on the Board of Directors of Juniper Networks from September 2008 through February 2014. Prior to joining Juniper Networks, Mr. Johnson served as President, Platforms and Services Division for Microsoft Corporation, a worldwide provider of software, services and solutions. Mr. Johnson was a member of Microsoft’s Senior Leadership Team and held several senior executive positions over the course of his 16 years at Microsoft. Prior to joining Microsoft in 1992, Mr. Johnson worked in International Business Machine Corp.’s systems integration and consulting business.
Rosalind G. Brewer has served as group president, Americas and chief operating officer since October 2017, and has been a director of Starbucks since March 2017. Ms. Brewer served as President and Chief Executive Officer of Sam's Club, a membership-only retail warehouse club and a division of Walmart Inc., a multinational retail corporation, from February 2012 to February 2017. Previously, Ms. Brewer was Executive Vice President and President of Walmart's East Business Unit from February 2011 to January 2012; Executive Vice President and President of Walmart South from February 2010 to February 2011; Senior Vice President and Division President of the Southeast Operating Division from March 2007 to January 2010; and Regional General Manager, Georgia Operations, from 2006 to February 2007. Prior to joining Walmart, Ms. Brewer was President of Global Nonwovens Division for Kimberly-Clark Corporation, a global health and hygiene products company, from 2004 to 2006 and held various management positions at Kimberly-Clark Corporation from 1984 to 2006. She currently serves as the Chair of the Board of Trustees for Spelman College and as a director on the Board of Directors of Amazon.com, Inc. She formerly served on the Board of Directors for Lockheed Martin Corporation and Molson Coors Brewing Company.
John Culver joined Starbucks in August 2002 and has served as group president, International, Channel Development and Global Coffee & Tea, since July 2018. From October 2017 to July 2018, Mr. Culver served as group president, International and Channels. From September 2016 to October 2017, he served as group president, Starbucks Global Retail. From May 2013 to September 2016, he served as group president, China, Asia Pacific, Channel Development and Emerging Brands. Mr. Culver served as president, Starbucks Coffee China and Asia Pacific from October 2011 to May 2013. From December 2009 to October 2011, he served as president, Starbucks Coffee International. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007. Mr. Culver serves on the Board of Directors of Kimberly-Clark Corporation.
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
Angela Lis joined Starbucks in 1992 as a part-time barista and has served as executive vice president, chief partner officer since November 2, 2020. From September 2016 to October 2020, Ms. Lis served as senior vice president, global business partners. In this role she was responsible for talent and partner strategies that drive our global retail operations business. Prior to this role, she served as a vice president of partner resources for corporate business functions and global supply chain. During her tenure at Starbucks, Ms. Lis has led partner resources business partners across the globe. She has supported both retail and all non-retail business units and was instrumental in the startup of our Channel Development business.
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
Item 1A. Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock.
Risks Related to Macroeconomic Conditions
•Our financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. To date, this outbreak has surfaced in nearly all regions around the world, and as the pandemic continues to spread, particularly in the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. Our operations have been and will continue to be disrupted to varying degrees in many markets (from limited operations including only drive-thru and delivery to full store closures in some markets). While we cannot predict the duration or scope of the COVID-19 pandemic, it has negatively impacted our business and such impact has been and is expected to continue to be material to our financial results, condition and outlook.
The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact our business, results of operations, cash flows and financial condition. Even in regions where we have reopened stores, our stores may be subject to modified hours and operations and/or reduced customer traffic. Moreover, certain of those regions, including parts of China and the United States, have suffered a COVID-19 relapse after reopening. If those regions fail to fully contain COVID-19, or if additional regions suffer multiple COVID-19 relapses, any of those markets may not recover quickly or at all, which could have a material adverse effect on our business and results of operations. As a result, we may incur additional impairment charges to our inventory, store and corporate assets— and our ability to realize the benefits from deferred tax assets may become limited— any of which may have a significant or material impact on our financial results. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) to help employers offset a portion of their employee wages for a limited period. We elected to treat qualified government subsidies from the U.S., Canada and other governments as offsets to the related operating expenses. There is no guarantee that we will continue to meet the eligibility requirements to participate in any current or future government relief programs or that the benefits will meaningfully offset the lost revenues and incremental costs incurred. Increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants.
The extent to which COVID-19 impacts our business, results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the efficacy, scope and duration of actions to limit the spread of COVID-19 or treat its impact, among others. While such actions have been relaxed or rolled back in certain markets, the actions have been reinstated in certain regions that have suffered relapse, and may be reinstated in additional regions as the pandemic continues to evolve. The scope and timing of any such reinstatements are difficult to predict and may materially affect our future operations.
•Our financial condition and results of operations are subject to, and may be adversely affected by, a number of other factors, many of which are also largely outside our control.
In addition to the COVID-19 pandemic, our operating results have been in the past and will continue to be subject to a number of other factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could have a material adverse impact our business, financial condition and/or results of operations:
•increases in real estate costs in certain domestic and international markets;
•adverse outcomes of litigation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our retail business in such markets; and
•especially in our large markets, labor discord or disruption, geopolitical events (including escalating U.S.-China tensions), war, terrorism (including incidents targeting us), political instability, acts of public violence, boycotts, increasing anti-American sentiment in certain markets, hostilities and social unrest and other health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores.

•Economic conditions in the U.S. and international markets could adversely affect our business and financial results.
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our customers may have or in the future have less money for discretionary purchases and may stop or reduce their purchases of our products or switch to Starbucks or competitors' lower-priced products as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, changes in federal economic policy and recent international trade disputes. Due to the COVID-19 pandemic, we may experience a reduction and/or increased volatility in demand for our products, which may be caused by, among other things: store closures or modified operating hours and business model, reduced customer traffic due to illness, quarantine or government or self-imposed restrictions placed on our stores' operations and changes in consumer spending behaviors (e.g. continued practice of social distancing, decrease in consumer confidence in general macroeconomic conditions and a decrease in consumer discretionary spending). Decreases in customer traffic and/or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. There is also a risk that if negative economic conditions or uncertainty, as a result of the COVID-19 pandemic or otherwise, persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or there may be a general downturn in the restaurant industry.
•Failure to meet market expectations for our financial performance and fluctuations in the stock market as a whole will likely adversely affect the market price and volatility of our stock.
Failure to meet market expectations going forward, particularly with respect to net revenues, operating margins, earnings per share, comparable store sales growth, operating cash flows and shareholder returns, will likely result in a decline and/or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.
Risks Related to Brand Relevance and Brand Execution
•Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.
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
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our stores or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy or violations of domestic or international privacy laws, contaminated food, product recalls, store employees or other food handlers infected with communicable diseases, such as COVID-19, or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, licensees or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Starbucks stores, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well or foster an inclusive and diverse environment, our brand value may be diminished.

•If our business partners and third-party providers do not satisfactorily fulfill their responsibilities and commitments, it could damage our brand and our financial results could suffer.
Our global business strategy, including our plans for new stores, branded products and other initiatives, relies significantly on a variety of business partners, including licensee and joint venture relationships, third-party manufacturers, distributors and retailers, particularly for our entire global Channel Development business. Licensees, retailers and foodservice operators are often authorized to use our logos and provide branded food, beverage and other products directly to customers. We believe our customers expect the same quality of service regardless of whether they visit a licensed or company-operated store, so we provide training and support to, and monitor the operations of, certain of these licensees and other business partners. However, the product quality and service they deliver may still be diminished by any number of factors beyond our control. We do not have direct control over our business partners, including in their adherence to additional sanitation protocols and guidelines as a result of the COVID-19 pandemic, and may not have visibility into their practices.
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
•Incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our products, could harm our business.
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
We also face risk by relying on third-party food suppliers to provide and transport ingredients and finished products to our stores. We monitor the operations of certain of these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control and it may be difficult to detect contamination or other defect in these products. Furthermore, due to the COVID-19 pandemic, there are stricter health regulations and guidelines and increased public concern over food safety standards and controls. Potential food safety incidents, whether at our stores or involving our business partners, could lead to wide public exposure, which could materially harm our business.
Additionally, we are evolving our product lineup to include more local or smaller suppliers for some of our products who may not have as rigorous quality and safety systems and protocols as larger or more national suppliers, especially in light of the heightened safety protocols as a result of the COVID-19 pandemic. In addition, instances of food or beverage-safety issues, even those involving solely the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could, by resulting in negative publicity about us or the foodservice industry in general, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of food-safety concerns or negative publicity, or as a result of a temporary closure of any of our stores, product recalls, viral-contaminated food or beverage claims or other food or beverage-safety claims or litigation, could materially harm our business and results of operations.
•We may not be successful in implementing important strategic initiatives or effectively managing growth, which may have an adverse impact on our business and financial results.
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations or that they will generate expected returns, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:
•being an employer of choice and investing in employees to deliver a superior customer experience;
•building our leadership position around coffee;

•driving convenience, brand engagement and digital relationships through our mobile, loyalty, delivery and digital capabilities both domestically and internationally;
•simplifying store administrative tasks to allow store partners to better engage with customers;
•increasing the scale of the Starbucks store footprint with disciplined global expansion and introducing flexible and unique store formats, including the accelerated development of alternative store formats (such as Starbucks® Pickup stores, Starbucks Now stores and curbside pickup) in light of the COVID-19 pandemic;
•adjusting rapidly to changing customer preferences and behaviors in light of the COVID-19 pandemic;
•moving to a more licensed store model in some markets and a more company-owned model in other markets;
•creating new occasions in stores across all dayparts with new product offerings, including our growing lunch food and beverage product lineup;
•continuing the global growth of our Channel Development business through our supply, distribution and licensing agreements with Nestlé and other Channel Development business partners;
•delivering continued growth in our cold beverage business, including our tea business through the Teavana brand in our Starbucks® retail stores and other channels and internationally; and
•reducing our operating costs, particularly general and administrative expenses.
In addition to other factors listed in this risk factors section, factors that may adversely affect the successful implementation of these initiatives, which could have a material adverse impact on our business and financial results, include the following:
•imposition of additional taxes by jurisdictions, such as on certain types of beverages or based on number of employees;
•construction cost increases associated with new store openings and remodeling of existing stores; delays in store openings for reasons beyond our control or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets in the U.S. and internationally;
•governmental regulations or other health guidelines concerning operations of stores due to the COVID-19 pandemic;
•not successfully scaling our supply chain infrastructure as our product offerings increase and as we continue to expand, including our emphasis on a broad range of high-quality food offerings; and
•the deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives.
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
•Evolving consumer preferences and tastes may adversely affect our business.
Our continued success depends on our ability to retain and convert customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home food and beverages (such as the disruption caused by online commerce that results in reduced foot traffic to “brick & mortar” retail stores); lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands (such as the global expansion of the Starbucks brand) and platforms (such as features of our mobile technology, changes in our loyalty rewards programs and our delivery services initiatives); or customers reducing their demand for our current offerings as new products are introduced. In addition, some of our products contain caffeine, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations. Furthermore, our financial results have been and could continue to be adversely affected by the impact of the COVID-19 pandemic, which has resulted in a disruption of customer routines, changes to employer “work-

from-home” policies, reduced business and recreational travel and changes in consumer behavior and the ability or willingness to spend discretionary income on our products.
Risks Related to Cybersecurity and Data Privacy
•The unauthorized access, use, theft or destruction of customer or employee personal, financial or other data or of Starbucks proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.
Many of our information technology systems (and those of our licensees and other third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for our point-of-sale, web and mobile platforms, online and mobile payment systems, delivery services and rewards programs and administrative functions, contain personal, financial or other information that is entrusted to us by our customers and employees. Many of our information technology systems also contain Starbucks proprietary and other confidential information related to our business, such as business plans, product development initiatives and designs. Similar to many other retail companies and because of the prominence of our brand, we are consistently subject to attempts to compromise our information technology systems. Similar to other companies, the number and frequency of these attempts varies from year to year but could be exacerbated to some extent by an increase in our digital operations in our efforts to comply with state and local mandates in response to COVID-19. To the extent we or a third party were to experience a material breach of our or such third parties' information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of customers' or employees' data or confidential information of the Company stored in such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain or attract new customers and the potential disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S. and international privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations. Additionally, the California Privacy Act of 2018 (“CCPA”), which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.
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
•We rely heavily on information technology in our operations and growth initiatives, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
We rely heavily on information technology systems across our operations for numerous purposes including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, delivery services, mobile technology, including mobile payments and ordering apps, reloads and loyalty functionality and various other processes and transactions, and many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our ability to increase digital relationships with our customers to drive incremental traffic and spend, is highly dependent on our technology systems. Furthermore, due to social distancing measures put in place as a result of the COVID-19 pandemic, we have accelerated the transformation of our store portfolio by expanding convenience-led formats, which depend heavily on our mobile ordering capabilities. We also rely on third-party providers and platforms for some of these information technology systems and support. Additionally, our systems hardware, software and services provided by third-party service providers are not fully redundant within a market or across our markets. Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks such as those that result in the blockage of our or our third-party business partners’ or service providers’ systems and platforms and those discussed in more detail in this risk factors section. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective manner they could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.
Risks Related to Labor and Supply Chain
• Our reliance on key business partners may adversely affect our business and operations.
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
There are generally a relatively small number of licensee partners operating in specific markets. If they are not able to access sufficient funds or financing, or are otherwise unable or unwilling to successfully operate and grow their businesses it could have a material adverse effect on our results in the markets. Our business partners may be materially adversely impacted by the COVID-19 pandemic and may not have sufficient financial support and capital to remain financially solvent and may not have the ability to meet their development goals and targets.
Due to the COVID-19 pandemic, our financial results have been and could continue to be adversely affected by the disruption to the operations of our business partners, including licensee and joint venture relationships, third-party manufacturers, distributors and retailers, through the effects of business and facilities closures, reductions in operating hours, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols.
•Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results.
The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean arabica coffee beans and related coffee products. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
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
•Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss of any of our roasting plants, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative material impact on our business and our profitability. Additionally, our food, beverage and other products are sourced from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases are produced or sourced by our licensees directly. We rely on these suppliers to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner is a significant challenge as we increase our fresh and prepared food offerings, especially with respect to goods sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies or which are experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers. A supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues could have a material negative impact on our business and profitability.
•Changes in the availability of and the cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, including wages and benefits, which, in a retail business such as ours, are two of our most significant costs, both domestically and internationally, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the COVID-19 pandemic. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high-quality product and customer experience, which could materially harm our business and results of operations. Furthermore, due to the COVID-19 pandemic, we could experience a shortage of labor for store positions as concern over exposure to COVID-19 and other factors could decrease the pool of available qualified talent for key functions. In addition, our wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic, may be insufficient to attract and retain the best talent.
•The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact our business and financial results.
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

Risks Related to Competition
•We face intense competition in each of our channels and markets, which could lead to reduced profitability.
The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, such as delivery service and mobile ordering, and price, and we face significant and increasing competition in all these areas in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the U.S., the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could lead to decreases in customer traffic to Starbucks® stores and/or average value per transaction adversely affecting our sales and results of operations. Similarly, continued competition from well-established competitors, or competition from large new entrants or well-funded smaller companies in our domestic and international markets could hinder growth and adversely affect our sales and results of operations in those markets. Many small competitors also continue to open coffee specialty stores in many of our markets across the world, which in the aggregate may also lead to significant decreases of customer traffic to our stores in those markets. Increased competition globally in packaged coffee and tea and single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of the Channel Development segment. Furthermore, declines in general consumer demand for specialty coffee products for any reason, including due to consumer preference for other products, flattening demand for our products, changed customer daily routines or traffic to stores as a result of the COVID-19 pandemic, or changed customer spending behaviors due to challenging economic conditions, could have a negative effect on our business.
Risks Related to Operating a Global Business
•We are highly dependent on the financial performance of our Americas operating segment.
Our financial performance is highly dependent on our Americas operating segment, as it comprised approximately 70% of consolidated total net revenues in fiscal 2020. If the Americas operating segment revenue trends slow or decline, or does not successfully recover in the post COVID-19 environment, especially in our U.S. market, our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the Americas segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international businesses and other initiatives and for returning cash to shareholders.
•We are increasingly dependent on the success of certain international markets in order to achieve our growth targets.
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
The International segment is a significant profit center driving our global returns, along with our Americas segment. In particular, our China MBU contributes meaningfully to both consolidated and International net revenues and operating income. China is currently our fastest growing market, our second largest market overall and 100% company-owned. Due to the significance of our China market for our profit and growth, we are exposed to risks in China, including the risks mentioned elsewhere and the following:
•the effects of current U.S.-China relations, including rounds of tariff increases and retaliations and increasing restrictive regulations, potential boycotts and increasing anti-Americanism;
•escalating U.S.-China tension and increasing political sensitivities in China;
•the effects of the COVID-19 pandemic and related governmental regulations and restrictions on our operations in China;
•entry of new competitors to the specialty coffee market in China;
•changes in economic conditions in China and potential negative effects to the growth of its middle class, wages, labor, inflation discretionary spending and real estate and supply chain costs;
•ongoing government regulatory reform, including relating to public health, food safety, tariffs and tax, sustainability, bringing uncertainty and inconsistent interpretations, which may be contrary to ours, as well as potential significant increases in compliance costs; and
•food-safety related matters, including compliance with food-safety regulations and ability to ensure product quality and safety.

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
•We face risks as a global business that could adversely affect our financial performance.
We operate in over 80 markets globally. Our international operations are also subject to additional inherent risks of conducting business abroad, such as:
•foreign currency exchange rate fluctuations, or requirements to transact in specific currencies;
•changes or uncertainties in economic, legal, regulatory, social and political conditions in our markets, as well as negative effects on U.S. businesses due to increasing anti-American sentiment in certain markets;
•interpretation and application of laws and regulations, including tax, tariffs, labor, merchandise, anti-bribery and privacy laws and regulations;
•uncertainties and effects of the implementation of the United Kingdom's referendum to withdraw membership from the European Union (referred to as “Brexit”), including financial, legal, tax and trade implications;
•restrictive actions of foreign or U.S. governmental authorities affecting trade and foreign investment, especially during periods of heightened tension between the U.S. and such foreign governmental authorities, including protective measures such as export and customs duties and tariffs, government intervention favoring local competitors and restrictions on the level of foreign ownership;
•import or other business licensing requirements;
•the enforceability of intellectual property and contract rights;
•limitations on the repatriation of funds and foreign currency exchange restrictions due to current or new U.S. and international regulations;
•in developing economies, the growth rate in the portion of the population achieving sufficient levels of disposable income may not be as fast as we forecast;
•difficulty in staffing, developing and managing foreign operations and supply chain logistics, including ensuring the consistency of product quality and service, due to governmental actions affecting supply chain logistics, distance, language and cultural differences, as well as challenges in recruiting and retaining high quality employees in local markets;
•local laws that make it more expensive and complex to negotiate with, retain or terminate employees;
•local regulations, health guidelines and safety protocols related to the COVID-19 pandemic affecting our store operations; and
•delays in store openings for reasons beyond our control, competition with locally relevant competitors or a lack of desirable real estate locations available for lease at reasonable rates, any of which could keep us from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share.
Moreover, many of the foregoing risks are particularly acute in developing countries, which are important to our long-term growth prospects.
Risks Related to Governmental and Regulatory Changes
•Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, Nasdaq and foreign countries, as well as applicable trade, labor, healthcare, food and beverage, sanitation, safety, environmental, labeling, anti-bribery and corruption and merchandise laws. Changes in applicable environmental regulations, including increased or additional regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or impose additional costs on commercial water use, may result in increased compliance costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability. Furthermore, due to the COVID-19 pandemic, we are subject to additional domestic and foreign governmental regulations and health guidelines, as well as any other voluntary safety protocols.
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
In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory and political developments in both Europe and the U.S. The EU-U.S. Privacy Shield framework approved by the European Commission, which is relied upon for transfers of personal data outside the European Economic Area could be invalidated by the Court of Justice of the European Union. The potential invalidation of this mechanism could have a significant adverse impact on our ability to process and transfer personal data outside of the European Economic Area.
The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure by us or our business partners to comply with the various applicable laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements and have an adverse impact on our business and financial results.
Item 1B. Unresolved Staff Comments
None.
Item 2.Properties
The material properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
York, PA	1,957,000	Roasting, warehousing and distribution
Seattle, WA	1,288,000	Corporate administrative
Minden, NV (Carson Valley)	1,080,000	Roasting, warehousing and distribution
Lebanon, TN	680,000	Warehousing and distribution
Kent, WA	510,000	Roasting and distribution
Auburn, WA	491,000	Warehousing and distribution
Shanghai, China	169,000	Corporate administrative
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 27, 2020, Starbucks had 16,637 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses.
Item 3.Legal Proceedings
See Note 16, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings in which we are involved.
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
SHAREHOLDER INFORMATION
MARKET INFORMATION AND DIVIDEND POLICY
Starbucks common stock is traded on NASDAQ, under the symbol “SBUX.”
As of November 6, 2020, we had approximately 18,000 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. On April 8, 2020, we announced a temporary suspension of our share repurchase program. Repurchases pursuant to this program were last made in March 2020. During the fourth fiscal quarter ended September 27, 2020, there was no share repurchase activity.

Performance Comparison Graph
The following graph depicts the total return to shareholders from September 27, 2015 through September 27, 2020, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 27, 2015, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
9/27/2015
10/2/2016
10/1/2017
9/30/2018
9/29/2019
9/27/2020
Starbucks Corporation
S&P 500
NASDAQ Composite
S&P Consumer Discretionary

	Sep 27, 2015	Oct 2, 2016	Oct 1, 2017	Sep 30, 2018	Sep 29, 2019	Sep 27, 2020
Starbucks Corporation	$100.00	$94.64	$95.57	$103.49	$163.98	$159.64
S&P 500	100.00	115.43	136.91	161.43	168.30	193.80
NASDAQ Composite	100.00	116.42	144.00	180.24	181.19	255.40
S&P Consumer Discretionary	100.00	109.64	125.56	166.41	170.33	219.55

Item 6. Selected Financial Data
The following selected financial data is derived from the consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the consolidated financial statements and notes.
Financial Information (in millions, except per share data):

As of and for the Fiscal Year Ended(1)	Sept 27, 2020 (52 Wks)	Sept 29, 2019 (52 Wks)	Sept 30, 2018 (52 Wks)	Oct 1, 2017 (52 Wks)	Oct 2, 2016 (53 Wks)
Results of Operations
Net revenues:
Company-operated stores	$19,164.6	$21,544.4	$19,690.3	$17,650.7	$16,844.1
Licensed stores	2,327.1	2,875.0	2,652.2	2,355.0	2,154.2
Other	2,026.3	2,089.2	2,377.0	2,381.1	2,317.6
Total net revenues	$23,518.0	$26,508.6	$24,719.5	$22,386.8	$21,315.9
Operating income	$1,561.7	$4,077.9	$3,883.3	$4,134.7	$4,171.9
Net earnings including noncontrolling interests(2)	924.7	3,594.6	4,518.0	2,884.9	2,818.9
Net earnings/(loss) attributable to noncontrolling interests	(3.6)	(4.6)	(0.3)	0.2	1.2
Net earnings attributable to Starbucks(2)	928.3	3,599.2	4,518.3	2,884.7	2,817.7
EPS — diluted(2)	0.79	2.92	3.24	1.97	1.90
Cash dividends declared per share(3)	1.23	1.49	1.32	1.05	0.85
Net cash provided by operating activities(4)	1,597.8	5,047.0	11,937.8	4,251.8	4,697.9
Capital expenditures (additions to property, plant and equipment)	1,483.6	1,806.6	1,976.4	1,519.4	1,440.3
Balance Sheet
Total assets	$29,374.5	$19,219.6	$24,156.4	$14,365.6	$14,312.5
Long-term debt (including current portion)	15,909.5	11,167.0	9,440.1	3,932.6	3,585.2
Shareholders’ equity/(deficit)	(7,805.1)	(6,232.2)	1,169.5	5,450.1	5,884.0
(1)Our fiscal year ends on the Sunday closest to September 30. The fiscal year ending on October 2, 2016 included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.
(2)Fiscal 2018 results include a gain not subject to income tax of $1.4 billion resulting from the acquisition of our East China joint venture. The impact of the gain to our diluted EPS was $0.99.
(3)Subsequent to our year-end, on September 30, 2020, we declared a cash dividend of $0.45 per share payable on November 27, 2020 to shareholders of record on November 12, 2020.
(4)Net cash provided by operating activities for fiscal 2016 and fiscal 2017 has been adjusted for the adoption of new accounting guidance related to excess tax benefits as discussed in Note 1, Summary of Significant Accounting Policies.

Comparable Store Sales:

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018	Oct 1, 2017	Oct 2, 2016
Percentage change in comparable store sales(1)
Americas
Sales growth	(12)%	5%	2%	3%	6%
Change in transactions	(21)%	2%	(1)%	—%	1%
Change in ticket	11%	3%	3%	4%	5%
International(2)
Sales growth	(19)%	3%	1%	2%	2%
Change in transactions	(23)%	1%	(1)%	1%	1%
Change in ticket	5%	2%	2%	1%	1%
Consolidated
Sales growth	(14)%	5%	2%	3%	5%
Change in transactions	(22)%	1%	(1)%	—%	1%
Change in ticket	10%	3%	3%	3%	4%
(1)Includes only Starbucks® company-operated stores open 13 months or longer. Comparable store sales exclude the effect of fluctuations in foreign currency exchange rates and the results of our global Siren Retail operations. For fiscal year 2016, comparable store sales percentages were calculated excluding the 53rd week. For fiscal year 2020, stores that were temporarily closed or operating at reduced hours due to the COVID-19 outbreak remained in comparable store sales while stores identified for permanent closure were removed.
(2)Beginning in February of fiscal 2019, comparable store sales include the results of the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018. Beginning in December of fiscal 2016, comparable store sales include the results of the 1,009 company-operated stores acquired as part of the acquisition of Starbucks Japan in the first quarter of fiscal 2015.

Store Count Data:

As of and for the Fiscal Year Ended	Sept 27, 2020 (52 Wks)	Sept 29, 2019 (52 Wks)	Sept 30, 2018 (52 Wks)	Oct 1, 2017 (52 Wks)	Oct 2, 2016 (53 Wks)
Net stores opened/(closed) and transferred during the year:
Americas(1)
Company-operated stores	135	284	275	395	348
Licensed stores	152	323	624	558	456
International(2)
Company-operated stores	668	209	2,079	238	145
Licensed stores	449	1,128	(680)	1,130	1,116
Corporate and Other(3)
Company-operated stores	—	—	(288)	(69)	(17)
Licensed stores	—	(12)	(25)	2	(6)
Total	1,404	1,932	1,985	2,254	2,042
Stores open at year end:
Americas(1)
Company-operated stores	10,109	9,974	9,690	9,415	9,020
Licensed stores	8,245	8,093	7,770	7,146	6,588
International(2)
Company-operated stores	6,528	5,860	5,651	3,572	3,334
Licensed stores	7,778	7,329	6,201	6,881	5,751
Corporate and Other (3)
Company-operated stores	—	—	—	288	357
Licensed stores	—	—	12	37	35
Total	32,660	31,256	29,324	27,339	25,085
(1)Americas store data includes the transfer of 112 company-operated retail stores in Brazil to licensed stores as a result of the sale of our Brazil retail operations in the second quarter of fiscal 2018.
(2)International store data includes in fiscal 2019 the transfer of 82 company-operated stores in France and the Netherlands to licensed stores as a result of the sales of operations in the second quarter and the transfer of 377 company-operated stores in Thailand to licensed stores as a result of the sale of operations late in the third quarter. Additionally, store data includes the transfer of 1,477 licensed stores in East China to company-operated retail stores as a result of the purchase of our East China joint venture in the first quarter of fiscal 2018, the transfer of 133 Singapore stores from company-operated stores to licensed stores in fiscal 2017 and the transfer of 144 Germany company-operated stores to licensed stores in fiscal 2016.
(3)Corporate and Other store data includes the closure of 313 Teavana retail stores in fiscal 2018 and 12 Teavana retail stores in the first quarter of fiscal 2019.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.
Overview
Starbucks results for fiscal 2020 reflect the challenges our business faced with the COVID-19 pandemic, which severely impacted our results, particularly during the second and third fiscal quarters. Consolidated revenues declined 11% to $23.5 billion in fiscal 2020 compared to $26.5 billion in fiscal 2019 driven by temporary closures of a significant number of our company-operated and licensed stores, as well as modified business operations and reduced customer traffic. We gradually reopened our stores and, since then, have seen sequential improvements in comparable store sales in both our Americas and International segments as transaction volumes continue to climb, reflecting the resilience of our business model and the strength of our brand.
Comparable store sales for the Americas segment declined by 12% for fiscal 2020, primarily due to the temporary store closures, reduced customer traffic and shortened store hours. The most negative impacts occurred during the third quarter of fiscal 2020. Most company-operated and licensed stores were re-opened as of early May, and over 60% of company-operated stores in the U.S. provided limited seating by the end of the fiscal year. To help protect the health and welfare of our partners, we incurred incremental labor costs, including paying the wages and benefits to partners who were either unable or uncomfortable working from mid-March through May, a temporary wage increase for partners who continued working during this period and additional benefits to furloughed or separated partners resulting from reduced store hours. The incremental wages incurred were partially offset by qualified tax credits provided by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy (“CEWS”). In June 2020, we announced a plan to optimize our North America store portfolio, primarily in dense, metropolitan markets, by blending store formats to better cater to changing customer tastes and preferences. During the fourth quarter of fiscal 2020, we closed approximately 100 stores in the U.S. and Canada, and we expect to close an additional 700 stores in those markets over the next 18 months. This reflects an additional 200 store closures than the initial announcement estimate of 600 stores. Costs incurred related to the restructuring efforts are recorded as restructuring and impairments on our consolidated statement of earnings and will continue to be recorded in accordance with the anticipated timeline of store closures.
For the International segment, comparable store sales declined by 19% for fiscal 2020, mostly due to the 31% and 37% reduction in comparable store sales during the second and third fiscal quarters of 2020, respectively. Company-operated stores in the China market began re-opening in the fiscal second quarter, and nearly all company-operated stores were open by the end of the fiscal third quarter. To support our international licensees in their recovery efforts, we extended more flexible development and financial terms, including waiving royalty payments during the fiscal third quarter.
Revenue for our Channel Development segment declined $68 million, or 3%, when compared with fiscal 2019. This is largely due to the lapping of Global Coffee Alliance transition-related activities, including higher inventory sales in the prior year as Nestlé prepared to fulfill customer orders. These are partially offset by the continued growth of the Global Coffee Alliance during fiscal 2020.
Throughout the second half of fiscal 2020, we experienced initial business recovery as our stores gradually reopened under modified operations to meet public health guidelines and evolving customer behaviors and expectations. As of September 27, 2020, nearly all of our company-operated and licensed stores were re-opened. Those that have remained closed are located in travel or transportation hubs as well as central business districts. Our global business is recovering steadily, with China approaching comparable store sales recovery and the U.S. demonstrating continued upward momentum in sales and profitability. Our Channel Development segment continues to grow category share as customers adjust to their at-home routines. In fiscal 2021, we expect lower revenues for the segment as we transitioned our single-serve coffee business to a more royalty-based model. We do not expect the change to have a material impact on our earnings. However, the change is anticipated to have an accretive impact on operating margin for the segment.
We continue to invest in technologies and innovations to elevate the customer and partner experience and to drive long-term growth. By reimagining our store formats, we are moving swiftly to adapt to new customer behaviors. Absent significant COVID-19 relapses or global economic disruptions, and based on the current trend of our retail business recovery and our focused efforts to expand contactless customer experiences, digital capabilities and beverage innovation, we believe we are well positioned to regain the positive business momentum we had demonstrated prior to the pandemic.
Financial Highlights
•Total net revenues decreased 11% to $23.5 billion in fiscal 2020 compared to $26.5 billion in fiscal 2019.

•Consolidated operating income decreased to $1.6 billion in fiscal 2020 compared to operating income of $4.1 billion in fiscal 2019. Fiscal 2020 operating margin was 6.6% compared to 15.4% in fiscal 2019. Operating margin contraction was primarily driven by sales deleverage and additional costs incurred attributable to COVID-19, including catastrophe pay and enhanced pay programs for retail store partners, net of benefits provided by government subsidies. Higher restructuring activities related to our Americas store portfolio optimization and investments to support key business partners also contributed. These decreases were partially offset by sales leverage realized in the first quarter of fiscal 2020 prior to the onset of COVID-19 impacts and supply chain efficiencies.
•Earnings per share (“EPS”) for fiscal 2020 decreased to $0.79, compared to EPS of $2.92 in fiscal 2019. The decrease was primarily driven by the adverse impacts of COVID-19, including lower revenues due to temporary store closures, reduced customer traffic and modified operations, as well as incremental labor expenses and restructuring costs.
•Capital expenditures were $1.5 billion in fiscal 2020 compared to $1.8 billion in fiscal 2019 primarily due to a pause in new store openings due to COVID-19.
•We returned $3.6 billion to our shareholders in fiscal 2020 through share repurchases and dividends compared to $12.0 billion in fiscal 2019. We temporarily suspended our share repurchase program in March 2020.
Acquisitions and Divestitures
See Note 2, Acquisitions, Divestitures and Strategic Alliance, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.
RESULTS OF OPERATIONS — FISCAL 2020 COMPARED TO FISCAL 2019
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	% Change
Net revenues:
Company-operated stores	$19,164.6	$21,544.4	(11.0)%
Licensed stores	2,327.1	2,875.0	(19.1)
Other	2,026.3	2,089.2	(3.0)
Total net revenues	$23,518.0	$26,508.6	(11.3)%
Total net revenues decreased $3.0 billion, or 11%, over fiscal 2019, primarily due to lower revenues from company-operated stores ($2.4 billion). The decline in company-operated store revenue was due to a 14% decrease in comparable store sales ($2.9 billion), attributable to a 22% decrease in comparable transactions, partially offset by a 10% increase in average ticket. Also contributing to the decrease were the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during fiscal 2019 ($204 million). Partially offsetting these decreases were the incremental revenues from 806 net new Starbucks® company-operated store openings, or a 5% increase, over the past 12 months ($718 million).
Licensed stores revenue declined by $548 million, driven by lower product and equipment sales to and royalty revenues from our licensees.
Other revenues decreased $63 million, primarily due to the lapping of a higher volume of transition activities related to the Global Coffee Alliance and the Tazo brand sale, partially offset by higher sales from the growth of the Global Coffee Alliance.

Operating Expenses

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
			As a % of Total Net Revenues
Product and distribution costs	$7,694.9	$8,526.9	32.7%	32.2%
Store operating expenses	10,764.0	10,493.6	45.8	39.6
Other operating expenses	430.3	371.0	1.8	1.4
Depreciation and amortization expenses	1,431.3	1,377.3	6.1	5.2
General and administrative expenses	1,679.6	1,824.1	7.1	6.9
Restructuring and impairments	278.7	135.8	1.2	0.5
Total operating expenses	22,278.8	22,728.7	94.7	85.7
Income from equity investees	322.5	298.0	1.4	1.1
Operating income	$1,561.7	$4,077.9	6.6%	15.4%
Store operating expenses as a % of related revenues			56.2%	48.7%
Product and distribution costs as a percentage of total net revenues increased 50 basis points, primarily due to sales deleverage attributable to COVID-19 impacts, which included inventory write-offs and product waste (approximately 10 basis points), partially offset by supply chain efficiencies (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues increased 620 basis points. Store operating expenses as a percentage of company-operated store revenues increased 750 basis points, primarily due to sales deleverage attributable to COVID-19 impacts, which included catastrophe pay and enhanced pay programs for retail partners, net of benefits provided by temporary subsidies from the U.S. and certain foreign governments (approximately 150 basis points).
Other operating expenses increased $59 million, primarily due to incremental costs to develop and grow the Global Coffee Alliance.
Depreciation and amortization expenses as a percentage of total net revenues increased 90 basis points, primarily due to sales deleverage.
General and administrative expenses decreased $145 million, primarily driven by lower performance-based compensation ($63 million), lapping of the 2018 U.S stock award granted in fiscal 2018, which was funded by savings from the Tax Cuts and Jobs Act enacted in December 2017 (“Tax Act”) and vested in fiscal 2019 ($61 million), and lapping of the 2019 Starbucks Leadership Experience in Chicago ($52 million), partially offset by incremental strategic investments in technology.
Restructuring and impairment expenses increased $143 million, primarily due to higher asset impairment related to our North America store portfolio optimization ($136 million), higher lease-related costs associated with the closure of certain company-operated stores ($28 million) and intangible asset impairment related to changes in our branding and marketing strategies ($22 million). Partially offsetting theses increases were lower severance costs ($38 million) and lapping the impairment related to our Switzerland retail market ($10 million).
Income from equity investees increased $25 million, primarily due to higher income from our North American Coffee Partnership joint venture and growth in our South Korea joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 880 basis points in fiscal 2020 when compared to fiscal 2019.

Other Income and Expenses

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
			As a % of Total Net Revenues
Operating income	$1,561.7	$4,077.9	6.6%	15.4%
Net gain resulting from divestiture of certain operations	—	622.8	—	2.3
Interest income and other, net	39.7	96.5	0.2	0.4
Interest expense	(437.0)	(331.0)	(1.9)	(1.2)
Earnings before income taxes	1,164.4	4,466.2	5.0	16.8
Income tax expense	239.7	871.6	1.0	3.3
Net earnings including noncontrolling interests	924.7	3,594.6	3.9	13.6
Net loss attributable to noncontrolling interests	(3.6)	(4.6)	—	—
Net earnings attributable to Starbucks	$928.3	$3,599.2	3.9%	13.6%
Effective tax rate including noncontrolling interests			20.6%	19.5%
Net gain resulting from divestiture of certain operations decreased $623 million due to lapping the sale of retail operations in Thailand, France and the Netherlands in fiscal 2019.
Interest income and other, net decreased $57 million, primarily due to lower interest rates and lapping the gain on the sale of a non-operating asset.
Interest expense increased $106 million primarily due to additional interest incurred on long-term debt issued in March 2020 and May 2020.
The effective tax rate for fiscal 2020 was 20.6% compared to 19.5% for fiscal 2019. The increase was primarily due to the valuation allowances recorded against deferred tax assets of certain international jurisdictions (approximately 980 basis points). This unfavorable impact was partially offset by lower pre-tax earnings including the foreign rate differential on our jurisdictional mix of earnings (approximately 340 basis points), stock-based compensation excess tax benefits in relation to pre-tax earnings (approximately 250 basis points), remeasurement of deferred tax assets due to enacted corporate rate change (approximately 220 basis points) and the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries in the first quarter of fiscal 2019 (approximately 170 basis points). See Note 14, Income Taxes, for further discussion.

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$14,778.8	$16,288.2	90.2%	89.2%
Licensed stores	1,592.9	1,958.0	9.7	10.7
Other	7.5	12.8	—	0.1
Total net revenues	16,379.2	18,259.0	100.0	100.0
Product and distribution costs	4,611.5	5,174.7	28.2	28.3
Store operating expenses	8,488.0	8,064.8	51.8	44.2
Other operating expenses	166.8	159.8	1.0	0.9
Depreciation and amortization expenses	762.0	696.1	4.7	3.8
General and administrative expenses	268.0	323.9	1.6	1.8
Restructuring and impairments	257.6	56.9	1.6	0.3
Total operating expenses	14,553.9	14,476.2	88.9	79.3
Operating income	$1,825.3	$3,782.8	11.1%	20.7%
Revenues
Americas total net revenues for fiscal 2020 decreased $1.9 billion, or 10%, primarily due to a 12% decrease in comparable store sales ($1.9 billion) driven by a 21% decrease in transactions, partially offset by an 11% increase in average ticket. Also contributing were lower product and equipment sales to and royalty revenues from our licensees ($354 million). These decreases were partially offset by 134 net new Starbucks® company-operated stores, or a 1% increase, over the past 12 months ($436 million).
Operating Margin
Americas operating income for fiscal 2020 decreased 52% to $1.8 billion, compared to $3.8 billion in fiscal 2019. Operating margin decreased 960 basis points to 11.1%, primarily due to sales deleverage attributed to reduced labor productivity and additional costs incurred as a result of COVID-19, mainly catastrophe pay and enhanced pay programs for retail store partners incurred primarily during the fiscal third quarter, net of benefits provided by the CARES Act and CEWS (approximately 180 basis points). Higher restructuring expenses relating to our North America portfolio optimization (approximately 130 basis points) also contributed to the decrease. Partially offsetting these decreases were sales leverage realized prior to the onset of COVID-19 and pricing increases.

International

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
			As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$4,385.8	$5,256.2	85.2%	84.9%
Licensed stores	734.2	917.0	14.3	14.8
Other	27.6	17.5	0.5	0.3
Total net revenues	5,147.6	6,190.7	100.0	100.0
Product and distribution costs	1,682.0	1,894.9	32.7	30.6
Store operating expenses	2,276.0	2,428.5	44.2	39.2
Other operating expenses	141.3	116.4	2.7	1.9
Depreciation and amortization expenses	518.4	511.5	10.1	8.3
General and administrative expenses	279.4	317.9	5.4	5.1
Restructuring and impairments	(1.2)	59.2	—	1.0
Total operating expenses	4,895.9	5,328.4	95.1	86.1
Income from equity investees	102.3	102.4	2.0	1.7
Operating income	$354.0	$964.7	6.9%	15.6%
Revenues
International total net revenues for fiscal 2020 decreased $1.0 billion, or 17%, primarily due to a 19% decrease in comparable store sales ($931 million) driven by a 23% decrease in transactions, partially offset by a 5% increase in average ticket. Also contributing were lower product sales and equipment sales to and royalty revenues from licensees ($199 million) and the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during fiscal 2019 ($186 million). These decreases were partially offset by 672 net new Starbucks® company-operated stores, or an 11% increase, over the past 12 months ($282 million).
Operating Margin
International operating income for fiscal 2020 decreased 63% to $354 million, compared to $965 million in fiscal 2019. Operating margin decreased 870 basis points to 6.9%, primarily driven by sales deleverage concentrated in the second and third quarters of fiscal 2020 attributable to COVID-19, including continued partner wages and benefits as well as occupancy costs. Royalty relief granted to licensees during the third fiscal quarter also contributed to the decline (approximately 80 basis points).

Channel Development

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
			As a % of Channel Development Total Net Revenues
Net revenues	$1,925.0	$1,992.6
Product and distribution costs	1,338.1	1,390.0	69.5	69.8
Other operating expenses	108.2	76.2	5.6	3.8
Depreciation and amortization expenses	1.2	13.0	0.1	0.7
General and administrative expenses	10.5	11.5	0.5	0.6
Total operating expenses	1,458.0	1,490.7	75.7	74.8
Income from equity investees	220.2	195.6	11.4	9.8
Operating income	$687.2	$697.5	35.7%	35.0%
Revenues
Channel Development total net revenues for fiscal 2020 decreased $68 million, or 3% compared to fiscal 2019, primarily due to the lapping of higher transition activities related to the Global Coffee Alliance ($115 million) and product sales to Unilever as a result of the sale and transition of the Tazo brand ($34 million). These were partially offset by the expansion of the Global Coffee Alliance ($70 million), as at-home coffee consumption grew while the Foodservice business experienced softening due to COVID-19.
Operating Margin
Channel Development operating income for fiscal 2020 decreased 1% to $687 million, compared to $698 million in fiscal 2019. Operating margin increased 70 basis points to 35.7%, primarily due to the transfer of certain single-serve products to Nestlé as part of the Global Coffee Alliance (approximately 150 basis points), strong performance from our North American Coffee Partnership joint venture (approximately 80 basis points) and lapping the correction of amortization expense (approximately 60 basis points) in the prior year, partially offset by certain transition items related to the Global Coffee Alliance (approximately 190 basis points).

Corporate and Other

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	% Change
Net revenues:
Other	$66.2	$66.3	(0.2)%
Total net revenues	66.2	66.3	(0.2)
Product and distribution costs	63.3	67.3	(5.9)
Store operating expenses	—	0.3	nm
Other operating expenses	14.0	18.6	(24.7)
Depreciation and amortization expenses	149.7	156.7	(4.5)
General and administrative expenses	1,121.7	1,170.8	(4.2)
Restructuring and impairments	22.3	19.7	13.2
Total operating expenses	1,371.0	1,433.4	(4.4)
Operating loss	$(1,304.8)	$(1,367.1)	(4.6)%
Corporate and Other primarily consists of our unallocated corporate expenses and Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
Corporate and Other operating loss decreased to $1.3 billion for fiscal 2020, or 5%, compared to $1.4 billion in fiscal 2019. This decrease was primarily driven by lower performance-based compensation and lapping of the 2018 U.S stock award granted in fiscal 2018, which was funded by savings from the Tax Act and vested in fiscal 2019, partially offset by incremental strategic investments in technology.
RESULTS OF OPERATIONS — FISCAL 2019 COMPARED TO FISCAL 2018
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	% Change
Net revenues:
Company-operated stores	$21,544.4	$19,690.3	9.4%
Licensed stores	2,875.0	2,652.2	8.4
Other	2,089.2	2,377.0	(12.1)
Total net revenues	$26,508.6	$24,719.5	7.2%
Total net revenues increased $1.8 billion, or 7%, over fiscal 2018, primarily driven by higher revenues from company-operated stores ($1.9 billion). The growth in company-operated store revenues was driven by incremental revenues from 947 net new Starbucks® company-operated store openings over the past 12 months ($957 million) and a 5% increase in comparable store sales ($879 million), attributable to a 3% increase in average ticket and a 2% increase in comparable transactions. These increases were partially offset by unfavorable foreign currency translation ($189 million) and the conversion of our Thailand, France and the Netherlands retail businesses to fully licensed markets during fiscal 2019 ($161 million).
Licensed store revenue growth also contributed to the increase in total net revenues ($223 million), primarily due to higher product and equipment sales to and royalty revenues from our licensees ($228 million), largely due to the opening of 992 net new Starbucks® licensed stores over the past 12 months, and the conversion of our Thailand, France and the Netherlands retail businesses to fully licensed markets ($35 million), partially offset by unfavorable foreign currency translation ($41 million).
Other revenues decreased $288 million, primarily driven by the licensing of our CPG and Foodservice businesses to Nestlé. Partially offsetting this decrease was growth in product revenue, primarily premium single-serve products, in connection with the Global Coffee Alliance.

Operating Expenses

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of Total Net Revenues
Product and distribution costs	$8,526.9	$7,930.7	32.2%	32.1%
Store operating expenses	10,493.6	9,472.2	39.6	38.3
Other operating expenses	371.0	554.9	1.4	2.2
Depreciation and amortization expenses	1,377.3	1,247.0	5.2	5.0
General and administrative expenses	1,824.1	1,708.2	6.9	6.9
Restructuring and impairments	135.8	224.4	0.5	0.9
Total operating expenses	22,728.7	21,137.4	85.7	85.5
Income from equity investees	298.0	301.2	1.1	1.2
Operating income	$4,077.9	$3,883.3	15.4%	15.7%
Store operating expenses as a % of related revenues			48.7%	48.1%
Product and distribution costs as a percentage of total net revenues increased 10 basis points, primarily due to licensing our CPG and Foodservice businesses to Nestlé (approximately 80 basis points), partially offset by cost savings initiatives (approximately 70 basis points) and leverage on product and distribution costs, largely driven by price increases.
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
The combination of these changes resulted in an overall decrease in operating margin of 30 basis points in fiscal 2019 when compared to fiscal 2018.

Other Income and Expenses

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of Total Net Revenues
Operating income	$4,077.9	$3,883.3	15.4%	15.7%
Gain resulting from acquisition of joint venture	—	1,376.4	—	5.6
Net gain resulting from divestiture of certain operations	622.8	499.2	2.3	2.0
Interest income and other, net	96.5	191.4	0.4	0.8
Interest expense	(331.0)	(170.3)	(1.2)	(0.7)
Earnings before income taxes	4,466.2	5,780.0	16.8	23.4
Income tax expense	871.6	1,262.0	3.3	5.1
Net earnings including noncontrolling interests	3,594.6	4,518.0	13.6	18.3
Net earnings attributable to noncontrolling interests	(4.6)	(0.3)	—	—
Net earnings attributable to Starbucks	$3,599.2	$4,518.3	13.6%	18.3%
Effective tax rate including noncontrolling interests			19.5%	21.8%
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
The effective tax rate for fiscal 2019 was 19.5% compared to 21.8% for fiscal 2018. The decrease in the effective tax rate was primarily due to the lower corporate tax rate as a result of the Tax Act (approximately 350 basis points), lapping prior year's transition tax on our accumulated undistributed foreign earnings and remeasurement of our deferred tax liabilities (approximately 300 basis points), higher stock-based compensation excess tax benefit (approximately 140 basis points), the release of income tax reserves related to the settlement of a U.S. tax examination and the expiration of statute of limitations (approximately 130 basis points) and the tax impacts of the gain on the sale of our Thailand retail operations (approximately 130 basis points). These favorable impacts were partially offset by the lapping of prior year's gain on the purchase of our East China joint venture that was not subject to income tax (approximately 580 basis points) and the impact of changes in indefinite reinvestment assertions for certain foreign subsidiaries during the first quarter of fiscal 2019 (approximately 170 basis points). See Note 14, Income Taxes, for further discussion.

Segment Information
Results of operations by segment (in millions):
Americas

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$16,288.2	$14,921.5	89.2%	89.1%
Licensed stores	1,958.0	1,814.0	10.7	10.8
Other	12.8	13.1	0.1	0.1
Total net revenues	18,259.0	16,748.6	100.0	100.0
Product and distribution costs	5,174.7	4,884.1	28.3	29.2
Store operating expenses	8,064.8	7,248.6	44.2	43.3
Other operating expenses	159.8	151.2	0.9	0.9
Depreciation and amortization expenses	696.1	641.0	3.8	3.8
General and administrative expenses	323.9	305.1	1.8	1.8
Restructuring and impairments	56.9	33.4	0.3	0.2
Total operating expenses	14,476.2	13,263.4	79.3	79.2
Operating income	$3,782.8	$3,485.2	20.7%	20.8%
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
Operating Margin
Americas operating income for fiscal 2019 increased 9% to $3.8 billion, compared to $3.5 billion in fiscal 2018. Operating margin decreased 10 basis points to 20.7%, primarily driven by higher partner investments, largely funded by savings from the Tax Act, growth in wages and benefits (approximately 130 basis points) and to a much lesser extent, investments in labor hours heavily concentrated in our fiscal fourth quarter. Partially offsetting these were cost savings initiatives, primarily in product and distribution costs (approximately 90 basis points), the impact of the adoption of revenue recognition guidance on stored value card breakage (approximately 50 basis points) and sales leverage.

International

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$5,256.2	$4,702.1	84.9%	84.7%
Licensed stores	917.0	837.0	14.8	15.1
Other	17.5	12.1	0.3	0.2
Total net revenues	6,190.7	5,551.2	100.0	100.0
Product and distribution costs	1,894.9	1,709.4	30.6	30.8
Store operating expenses	2,428.5	2,182.3	39.2	39.3
Other operating expenses	116.4	98.9	1.9	1.8
Depreciation and amortization expenses	511.5	447.6	8.3	8.1
General and administrative expenses	317.9	302.5	5.1	5.4
Restructuring and impairments	59.2	55.1	1.0	1.0
Total operating expenses	5,328.4	4,795.8	86.1	86.4
Income from equity investees	102.4	117.4	1.7	2.1
Operating income	$964.7	$872.8	15.6%	15.7%
Discussion of our International segment results below reflects the impact of fully consolidating our East China business from an equity method joint venture to a company-operated market since the acquisition date of December 31, 2017. Under the joint venture model, we recognized royalties and product sales within revenue and related product and distribution costs as well as our proportionate share of East China's net earnings, which resulted in a higher margin business. Under the company-operated ownership model, East China’s operating results are reflected in most income statement lines of this segment.
Revenues
International total net revenues for fiscal 2019 increased $640 million, or 12%%, primarily driven by 665 net new Starbucks® company-operated stores, or a 12% increase, over the past 12 months ($377 million), the ownership change in East China ($280 million) and a 3% increase in comparable store sales ($135 million). Also contributing were increased product sales to and royalty revenues from licensees ($84 million), primarily resulting from opening of 669 net new Starbucks® licensed stores, or an 11% increase, over the past 12 months and the impact of the adoption of revenue recognition guidance on stored value card breakage ($20 million). These increases were partially offset by unfavorable foreign currency translation ($183 million) and the conversion of our Thailand, France and the Netherlands retail businesses to fully licensed markets ($126 million).
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

Channel Development

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
			As a % of Channel Development Total Net Revenues
Total net revenues	$1,992.6	$2,297.3
Product and distribution costs	1,390.0	1,252.3	69.8	54.5
Other operating expenses	76.2	286.5	3.8	12.5
Depreciation and amortization expenses	13.0	1.3	0.7	0.1
General and administrative expenses	11.5	13.9	0.6	0.6
Total operating expenses	1,490.7	1,554.0	74.8	67.6
Income from equity investees	195.6	183.8	9.8	8.0
Operating income	$697.5	$927.1	35.0%	40.4%
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

Corporate and Other

Fiscal Year Ended	Sep 29, 2019	Sep 30, 2018	% Change
Net revenues:
Company-operated stores	$—	$66.7	(100.0)%
Licensed stores	—	1.2	(100.0)
Other	66.3	54.5	21.7
Total net revenues	66.3	122.4	(45.8)
Product and distribution costs	67.3	84.9	(20.7)
Store operating expenses	0.3	41.3	(99.3)
Other operating expenses	18.6	18.3	1.6
Depreciation and amortization expenses	156.7	157.1	(0.3)
General and administrative expenses	1,170.8	1,086.7	7.7
Restructuring and impairments	19.7	135.9	(85.5)
Total operating expenses	1,433.4	1,524.2	(6.0)
Operating loss	$(1,367.1)	$(1,401.8)	(2.5)%
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $4.8 billion and $3.0 billion as of September 27, 2020 and September 29, 2019, respectively. In fiscal 2020, cash and investments increased by $1.8 billion primarily due to the issuance of short-term and long-term debt as well as lower share repurchases following the temporary suspension of our share repurchase program in March 2020. These liquidity increases offset lower retail cash inflows due to temporary store closures and modified operations resulting from the COVID-19 pandemic. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (domestic and foreign) and commercial paper. As of September 27, 2020, approximately $2.0 billion of cash was held in foreign subsidiaries.
Borrowing capacity
Credit Facilities and Commercial Paper
Our total contractual borrowing capacity for general corporate purposes was $2.7 billion as of the end of fiscal 2020 when combining the unused commercial paper program and credit facilities discussed below, less outstanding borrowing.
Revolving Lines of Credit
Our $2.0 billion unsecured 5-year revolving credit facility (“the 2018 credit facility”), of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 2018 credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 1.100% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans. The 2018 credit facility is available for general corporate purposes. As of September 27, 2020, we had no borrowings under the 2018 credit facility.
Our $1.0 billion unsecured 364-day credit facility (the “364-day credit facility”), of which no amount may be used for issuances of letters of credit, is currently set to mature on September 22, 2021. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 364-day credit facility and will bear interest at a variable rate based on

LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 364-day credit agreement. The applicable margin is 1.150% for Eurocurrency Rate Loans and 0.150% for Base Rate Loans. The 364-day credit facility is available for general corporate purposes. As of September 27, 2020, we had no borrowings under the 364-day credit facility.
Due to the financial impacts from COVID-19, we reached an agreement with our lenders to amend the fixed charge coverage ratio covenant for our combined $3.0 billion revolving lines of credit, through the fourth quarter of fiscal 2021.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2018 and 364-day credit facilities discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of September 27, 2020, we had borrowings of $296.5 million outstanding, net of unamortized discount, under our commercial paper program, of which a majority will mature during the second quarter of fiscal 2021.
Credit Facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities which are available for working capital needs and capital expenditures within our Japanese market.
During the third quarter of fiscal 2020, we expanded our ¥1 billion unsecured credit facility to ¥5 billion, or $47.4 million, as of September 27, 2020. This facility is currently set to mature on December 31, 2020. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%. Additionally during the third quarter, we expanded our ¥2 billion unsecured credit facility to ¥10 billion, or $94.9 million, as of September 27, 2020. This facility is currently set to mature on March 26, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus 0.300%. As of September 27, 2020, we had $142.3 million of borrowings outstanding under these credit facilities.
In October 2020, we entered into a new ¥10 billion unsecured facility, or approximately $95 million as of October 29, 2020. This facility is set to mature on October 29, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
Long-Term Debt
On May 7, 2020, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 1.300% Senior Notes (the“2022 notes”) due May 2022, $1.25 billion of 2.550% Senior Notes (the “2030 notes”) due November 2030 and $1.25 billion of 3.500% Senior Notes (the “2050 notes”) due November 2050. We are using the net proceeds from the offering for general corporate purposes and for future repayments of outstanding indebtedness. Interest on the 2022 notes is payable semi-annually on May 7 and November 7, commencing on November 7, 2020. Interest on the 2030 notes and the 2050 notes is payable semi-annually on May 15 and November 15, commencing on November 15, 2020.
On March 12, 2020, we issued long-term debt in an underwritten registered public offering, which consisted of $500 million of 2.000% Senior Notes (the “2027 notes”) due March 2027, $750 million of 2.250% Senior Notes (the “2030 notes”) due March 2030 and $500 million of 3.350% Senior Notes (the “2050 notes”) due March 2050. We are using the net proceeds from the offering for general corporate purposes, including the repayment of outstanding borrowings under our commercial paper program. We may temporarily invest funds that are not immediately needed for these purposes in short-term investments, including marketable securities. Interest on the 2027 notes, the 2030 notes and the 2050 notes is payable semi-annually on March 12 and September 12, commencing on September 12, 2020.
See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the Senior Notes were issued. As of September 27, 2020, we were in compliance with all applicable covenants.
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
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases. To further strengthen our liquidity in the near term, we currently expect the suspension of share repurchases to continue through the end of fiscal 2021. If necessary, we may pursue additional sources of financing, including both short-term and long-term borrowings and debt issuances.
We regularly review our cash positions and our determination of indefinite reinvestment of foreign earnings. In the event we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material. We do not anticipate the need for repatriated funds to the U.S. to satisfy domestic liquidity needs. See Note 14, Income Taxes, for further discussion.
During fiscal 2020, we entered into a new $500 million unsecured 364-day term-loan facility (“the 2020 term-loan facility”) which we drew on and subsequently repaid within the fiscal year. The 2020 term-loan facility was originally set to mature on March 19, 2021.
During each of the first three quarters of fiscal 2019, we declared a cash dividend to shareholders of $0.36 per share. In the fourth quarter of fiscal 2019 and each of the first three quarters of fiscal 2020, we declared a cash dividend of $0.41 per share. Dividends are paid in the quarter following the declaration date. Cash returned to shareholders through dividends in fiscal 2020 and 2019 totaled $1.9 billion and $1.8 billion, respectively. Subsequent to the fourth quarter of fiscal 2020, we declared a cash dividend of $0.45 per share to be paid on November 27, 2020 with an expected payout of approximately $527.9 million. As of the date of this report, we do not expect to reduce our quarterly dividend as a result of the COVID-19 pandemic.
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
Additionally, in March 2019, we entered into ASR agreements with third-party financial institutions totaling $2.0 billion, effective March 22, 2019. We made a $2.0 billion up-front payment to the financial institutions and received an initial delivery of 22.2 million shares of our common stock. In June 2019, we received an additional 3.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $76.50.
Outside of the ASR agreements noted above, we repurchased 36.6 million shares of common stock for $3.1 billion on the open market during the fiscal year ended September 29, 2019. In total, we repurchased 139.6 million shares at a total cost of $10.1 billion for the fiscal year ended September 29, 2019.
Our Board of Directors approved an increase of 120 million and 40 million shares to our ongoing share repurchase program during the fiscal first quarter of 2019 and fiscal second quarter of 2020, respectively. We temporarily suspended our share repurchase program in March 2020. Prior to the suspension, we repurchased 20.3 million shares of common stock for $1.7 billion on the open market during the year ended September 27, 2020. As of September 27, 2020, 48.9 million shares remained available for repurchase under current authorizations. The existing share repurchase program remains authorized by the Board of Directors. The suspension of the share repurchases is currently expected to continue through fiscal 2021, and we may resume share repurchases in the future at any time, depending upon operating results, our capital needs and other factors.
Other than normal operating expenses, cash requirements for fiscal 2021 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2021 are expected to be approximately $1.9 billion.

Cash Flows
Cash provided by operating activities was $1.6 billion for fiscal 2020, compared to $5.0 billion for fiscal 2019. The change was primarily due to temporary retail store closures resulting from the COVID-19 pandemic, the U.S. federal tax payment related to the Nestlé transaction and the timing of other tax payments and refunds.
Cash used in investing activities totaled $1.7 billion for fiscal 2020, compared to $1.0 billion for fiscal 2019. The change was primarily driven by lapping proceeds from the divestiture of certain operations related to the conversions of our retail businesses in Thailand, France and the Netherlands to fully licensed markets during 2019 and an increase in purchase of investments in fiscal 2020. This was partially offset by lower capital expenditures for new and existing stores.
Cash provided by financing activities for fiscal 2020 totaled $1.7 billion, compared to cash used in financing activities of $10.1 billion for fiscal 2019. The change was primarily due to higher repurchases of our common stock under accelerated share repurchase agreements in fiscal 2019 and higher proceeds from issuance of long-term debt in fiscal 2020.
Contractual Obligations
The following table summarizes our contractual obligations and borrowings as of September 27, 2020, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in millions):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(2)	$10,089.6	$1,528.1	$2,668.7	$2,112.6	$3,780.2
Debt obligations
Principal payments	16,445.2	1,688.8	2,000.0	2,806.4	9,950.0
Interest payments	7,140.5	501.2	893.4	793.5	4,952.4
Purchase obligations(3)	1,237.1	750.3	423.4	63.4	—
Other obligations(4)	498.9	101.0	71.5	115.9	210.5
Total	$35,411.3	$4,569.4	$6,057.0	$5,891.8	$18,893.1
(1)We have excluded long-term gross unrecognized tax benefits for uncertain tax positions, including interest and penalties of $137.5 million from the amounts presented as the timing of these obligations is uncertain.
(2)Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.
(3)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 93% of total purchase obligations.
(4)Other obligations include other long-term liabilities primarily consisting of the Tax Act transition tax, asset retirement obligations, Valor Siren Ventures I L.P. (VSV) investment and hedging instruments.
Starbucks currently expects to fund these commitments primarily with operating cash flows generated in the normal course of business.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements relate to purchase commitments detailed in the footnotes to the consolidated financial statements included in Item 8 of Part II of this 10-K.
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
FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually and prohibit speculative trading activity. We also monitor and limit the amount of associated counterparty credit risk, which we consider to be low. We use interest rate swap agreements and treasury locks to primarily hedge against changes in benchmark interest rates related to anticipated debt issuances and cross-currency swaps and foreign exchange debt instruments to hedge against changes in the fair value of our fixed-rate debt and foreign exchange exposure of net investments in Japan. Excluding interest rate hedging instruments, cross currency swaps and foreign currency debt, hedging instruments generally do not have maturities in excess of three years. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our hedging instruments.
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
The following table summarizes the potential impact as of September 27, 2020 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$1	$(1)	$13	$(13)
Foreign Currency Exchange Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Chinese renminbi, Japanese yen, Canadian dollar, British pound, South Korean won and euro. To reduce cash flow volatility from foreign currency fluctuations, we enter into derivative instruments to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, intercompany borrowing and lending activities and certain other transactions in currencies other than the functional currency of the entity that enters into the arrangements, as well as the translation risk of certain balance sheet items. The volatility in the foreign exchange market may lead to significant fluctuation in foreign currency exchange rates and adversely impact our financial results in the case of weakening foreign currencies relative to the U.S. dollar. See Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion.
The following table summarizes the potential impact as of September 27, 2020 to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$37	$(37)	$164	$(164)
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
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of September 27, 2020 and determined that such a change would not have a significant impact on the fair value of these instruments.

Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of September 27, 2020.
The following table summarizes the impact of a change in interest rates as of September 27, 2020 on the fair value of Starbucks debt (in millions):

		Change in Fair Value
	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

Long-term debt(1)	$17,500	$1,294	$(1,294)
(1)Amount disclosed is net of $23 million change in the fair value of our designated interest rate swap. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.
Available-for-Sale Debt Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our investments. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 27, 2020 and determined that such a change would not have a significant impact on the fair value of these instruments.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, especially in light of the current economic environment due to the COVID-19 pandemic. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.
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

Property, Plant and Equipment and Other Finite-Lived Assets
We evaluate property, plant and equipment, operating lease right-of-use (“ROU”) assets and other finite-lived assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The adjusted carrying amount of the asset becomes its new cost basis and is depreciated over the asset's remaining useful life.
Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated store assets, the impairment test is performed at the individual store asset group level, which is inclusive of property, plant and equipment and lease ROU assets. The fair value of a store’s assets is estimated using a discounted cash flow model. For other long-lived assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows, comparable transactions, or comparable company analyses.
Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values include projected revenue growth and operating expenses, as well as forecasting asset useful lives and selecting an appropriate discount rate. For company-operated stores, estimates of revenue growth and operating expenses are based on internal projections and consider the store’s historical performance, the local market economics and the business environment impacting the store’s performance. The discount rate is selected based on what we believe a buyer would assume when determining a purchase price for the store. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.
In each of the three fiscal years prior to fiscal 2020, our business has operated at levels of growth and profitability that have not required material numbers of our store assets to be reviewed for potential impairment. Given the substantial reduction in our revenues and cash flows as a result of the COVID-19 pandemic, primarily in the third quarter of fiscal 2020, along with our announced restructuring plans to close up to 800 of our company-operated stores in the U.S. and Canada in the next 18 months, we identified triggering events that required us to assess the need for potential impairment charges for a larger number of company-operated stores in fiscal 2020 than in prior years. As a result of these activities, we recorded store impairment charges of $298.9 million in fiscal 2020, of which $239.3 million was included in restructuring and impairment expenses on our consolidated statement of earnings. The magnitude of these charges was not particularly sensitive to variations in fair value inputs, as the majority of charges recorded were the result of full impairments of stores identified for closure, based on factors such as the format and location of the store or its current operating performance. Excluding stores in areas impacted by our restructuring plans, our company-operated store portfolio is projecting a return to pre-COVID-19 levels of operations and cash flow recoverability within the next 12 months. However, irrespective of the above, our expectations of business recovery trends may vary materially in future periods based on the pace of global and market-specific recovery from the COVID-19 pandemic.
As of September 27, 2020, we had identified 405 stores in the U.S. and Canada for closure under our restructuring plans. We expect to potentially identify up to another 395 stores for closure. We expect total future restructuring costs, which are attributable to our Americas segment, to range from approximately $260 million to $400 million. These restructuring costs include accelerated amortization or impairments of ROU assets due to planned store closures prior to the end of contractual lease terms ($150 million to $190 million), store asset impairment and disposal costs not previously recorded as part of our ongoing store impairment process ($100 million to $190 million) and the remaining amount relates to employee termination costs. Our estimates of future restructuring costs are based on actual costs incurred for recently closed stores of similar profile under the restructuring plans. As we have previously recorded impairment charges in fiscal 2020 for stores that may be identified for closure under our plans, and because store closure decisions are still subject to change, the final costs associated with these store closures may be different from the initial estimates. These costs will depend on the asset carrying value and remaining lease term for each store identified. Future restructuring costs are expected to be incurred over the next 18 months as stores are specifically identified for closure or, in the case of lease exit costs, when the stores cease operations.
Asset impairment charges are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of Part II of this 10-K.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate impairment may exist. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit using discounted cash flows or a combination of discounted cash flow and market approaches.
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the carrying value of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation and new store concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, including assumptions regarding business recovery post COVID-19, strategic initiatives, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion. Our goodwill impairment assessments were not significantly altered as a result of the COVID-19 pandemic. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S. and China, we do not anticipate incurring significant goodwill impairment in the next 12 months.
When assessing indefinite-lived intangible assets for impairment, where we perform a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the intangible asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the intangible asset group's forecasted growth, including assumptions regarding business recovery post COVID-19, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion. During fiscal 2020, we recorded a charge of $22.1 million relating to the impairment of an indefinite-lived intangible asset due to changes in branding and marketing strategy. The amount of charge taken was not materially impacted by our choice of fair value assumptions, and we do not anticipate recording significant impairment charges in the next 12 months.
Definite-lived intangible asset impairment charges are discussed in Note 8, Other Intangible Assets and Goodwill, to the consolidated financial statements included in Item 8 of Part II of this 10-K.
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
In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates we use to manage our underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income/(loss). During fiscal 2020, we recorded valuation allowances of $56.5 million to reduce our deferred tax asset balance as of the beginning of the fiscal year relating to certain foreign jurisdictions not expected to generate enough future income to offset accumulated losses. Absent a sustained multi-year global decline in our business in key markets such as the U.S., China and Japan, we do not anticipate incurring significant additional valuation allowances against our remaining deferred tax assets as of September 27, 2020 in the next 12 months.
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. As discussed in Note 14, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, there is a reasonable possibility that our unrecognized tax benefit liability will be adjusted within 12 months due to the expiration of a statute of limitations and/or resolution of examinations with taxing authorities.
We have generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes. We regularly review our plans for reinvestment or repatriation of unremitted foreign earnings. These plans have been unaltered as a result of the COVID-19 pandemic. While we do not expect to repatriate cash to the U.S. to satisfy domestic liquidity needs, if these amounts were distributed to the U.S., in the form of dividends or otherwise, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material.
Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and our liabilities for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Although we believe that the judgments and estimates discussed herein are reasonable, actual results, including forecasted COVID-19 business recovery, could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected.
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

Item 8. Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Net revenues:
Company-operated stores	$19,164.6	$21,544.4	$19,690.3
Licensed stores	2,327.1	2,875.0	2,652.2
Other	2,026.3	2,089.2	2,377.0
Total net revenues	23,518.0	26,508.6	24,719.5
Product and distribution costs	7,694.9	8,526.9	7,930.7
Store operating expenses	10,764.0	10,493.6	9,472.2
Other operating expenses	430.3	371.0	554.9
Depreciation and amortization expenses	1,431.3	1,377.3	1,247.0
General and administrative expenses	1,679.6	1,824.1	1,708.2
Restructuring and impairments	278.7	135.8	224.4
Total operating expenses	22,278.8	22,728.7	21,137.4
Income from equity investees	322.5	298.0	301.2
Operating income	1,561.7	4,077.9	3,883.3
Gain resulting from acquisition of joint venture	—	—	1,376.4
Net gain resulting from divestiture of certain operations	—	622.8	499.2
Interest income and other, net	39.7	96.5	191.4
Interest expense	(437.0)	(331.0)	(170.3)
Earnings before income taxes	1,164.4	4,466.2	5,780.0
Income tax expense	239.7	871.6	1,262.0
Net earnings including noncontrolling interests	924.7	3,594.6	4,518.0
Net loss attributable to noncontrolling interests	(3.6)	(4.6)	(0.3)
Net earnings attributable to Starbucks	$928.3	$3,599.2	$4,518.3
Earnings per share — basic	$0.79	$2.95	$3.27
Earnings per share — diluted	$0.79	$2.92	$3.24
Weighted average shares outstanding:
Basic	1,172.8	1,221.2	1,382.7
Diluted	1,181.8	1,233.2	1,394.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Net earnings including noncontrolling interests	$924.7	$3,594.6	$4,518.0
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	8.3	10.5	(7.0)
Tax (expense)/benefit	(1.8)	(2.3)	1.9
Unrealized gains/(losses) on cash flow hedging instruments	(126.3)	(14.1)	24.4
Tax (expense)/benefit	31.3	3.4	(6.5)
Unrealized gains/(losses) on net investment hedging instruments	38.7	(39.8)	7.8
Tax (expense)/benefit	(9.8)	10.1	(2.2)
Translation adjustment and other	206.9	(146.2)	(220.0)
Tax (expense)/benefit	1.5	2.5	3.4
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments and translation adjustment	(20.1)	1.3	24.7
Tax expense/(benefit)	5.2	1.6	(1.2)
Other comprehensive income/(loss)	133.9	(173.0)	(174.7)
Comprehensive income including noncontrolling interests	1,058.6	3,421.6	4,343.3
Comprehensive income/(loss) attributable to noncontrolling interests	(3.6)	(4.6)	(0.3)
Comprehensive income attributable to Starbucks	$1,062.2	$3,426.2	$4,343.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 27, 2020	Sep 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,350.9	$2,686.6
Short-term investments	281.2	70.5
Accounts receivable, net	883.4	879.2
Inventories	1,551.4	1,529.4
Prepaid expenses and other current assets	739.5	488.2
Total current assets	7,806.4	5,653.9
Long-term investments	206.1	220.0
Equity investments	478.7	396.0
Property, plant and equipment, net	6,241.4	6,431.7
Operating lease, right-of-use asset	8,134.1	—
Deferred income taxes, net	1,789.9	1,765.8
Other long-term assets	568.6	479.6
Other intangible assets	552.1	781.8
Goodwill	3,597.2	3,490.8
TOTAL ASSETS	$29,374.5	$19,219.6
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$997.9	$1,189.7
Accrued liabilities	1,160.7	1,753.7
Accrued payroll and benefits	696.0	664.6
Income taxes payable	98.2	1,291.7
Current portion of operating lease liability	1,248.8	—
Stored value card liability and current portion of deferred revenue	1,456.5	1,269.0
Short-term debt	438.8	—
Current portion of long-term debt	1,249.9	—
Total current liabilities	7,346.8	6,168.7
Long-term debt	14,659.6	11,167.0
Operating lease liability	7,661.7	—
Deferred revenue	6,598.5	6,744.4
Other long-term liabilities	907.3	1,370.5
Total liabilities	37,173.9	25,450.6
Shareholders’ deficit:
Common stock ($0.001par value) — authorized, 2,400.0 shares; issued and outstanding, 1,173.3 and 1,184.6 shares, respectively	1.2	1.2
Additional paid-in capital	373.9	41.1
Retained deficit	(7,815.6)	(5,771.2)
Accumulated other comprehensive loss	(364.6)	(503.3)
Total shareholders’ deficit	(7,805.1)	(6,232.2)
Noncontrolling interests	5.7	1.2
Total deficit	(7,799.4)	(6,231.0)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$29,374.5	$19,219.6
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$924.7	$3,594.6	$4,518.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,503.2	1,449.3	1,305.9
Deferred income taxes, net	(25.8)	(1,495.4)	714.9
Income earned from equity method investees	(280.7)	(250.6)	(242.8)
Distributions received from equity method investees	227.7	216.8	226.8
Gain resulting from acquisition of joint venture	—	—	(1,376.4)
Net gain resulting from divestiture of certain retail operations	—	(622.8)	(499.2)
Stock-based compensation	248.6	308.0	250.3
Goodwill impairments	—	10.5	37.6
Non-cash lease cost	1,197.6	—	—
Loss on retirement and impairment of assets	454.4	142.6	75.6
Other	24.5	45.3	13.4
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(2.7)	(197.7)	131.0
Inventories	(10.9)	(173.0)	(41.2)
Prepaid expenses and other current assets	(317.5)	922.0	(839.5)
Income taxes payable	(1,214.6)	1,237.1	146.0
Accounts payable	(210.8)	31.9	391.6
Deferred revenue	31.0	(30.5)	7,109.4
Operating lease liability	(1,231.4)	—	—
Other operating assets and liabilities	280.5	(141.1)	16.4
Net cash provided by operating activities	1,597.8	5,047.0	11,937.8
INVESTING ACTIVITIES:
Purchases of investments	(443.9)	(190.4)	(191.9)
Sales of investments	186.7	298.3	459.0
Maturities and calls of investments	73.7	59.8	45.3
Acquisitions, net of cash acquired	—	—	(1,311.3)
Additions to property, plant and equipment	(1,483.6)	(1,806.6)	(1,976.4)
Net proceeds from the divestiture of certain operations	—	684.3	608.2
Other	(44.4)	(56.2)	5.6
Net cash used in investing activities	(1,711.5)	(1,010.8)	(2,361.5)
FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt	1,406.6	—	—
Repayments of short-term debt	(967.7)	—	—
Proceeds from issuance of long-term debt	4,727.6	1,996.0	5,584.1
Repayments of long-term debt	—	(350.0)	—
Proceeds from issuance of common stock	298.8	409.8	153.9
Cash dividends paid	(1,923.5)	(1,761.3)	(1,743.4)
Repurchase of common stock	(1,698.9)	(10,222.3)	(7,133.5)
Minimum tax withholdings on share-based awards	(91.9)	(111.6)	(62.7)
Other	(37.7)	(17.5)	(41.2)
Net cash provided by/(used in) financing activities	1,713.3	(10,056.9)	(3,242.8)
Effect of exchange rate changes on cash and cash equivalents	64.7	(49.0)	(39.5)
Net increase/(decrease) in cash and cash equivalents	1,664.3	(6,069.7)	6,294.0
CASH AND CASH EQUIVALENTS:
Beginning of period	2,686.6	8,756.3	2,462.3
End of period	$4,350.9	$2,686.6	$8,756.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$396.9	$299.5	$137.1
Income taxes	$1,699.1	$470.1	$1,176.9
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 1, 2017	1,431.6	$1.4	$41.1	$5,563.2	$(155.6)	$5,450.1	$6.9	$5,457.0
Net earnings/(loss)	—	—	—	4,518.3	—	4,518.3	(0.3)	4,518.0
Other comprehensive income/(loss)	—	—	—	—	(174.7)	(174.7)	—	(174.7)
Stock-based compensation expense	—	—	253.8	—	—	253.8	—	253.8
Exercise of stock options/vesting of RSUs	8.4	—	59.4	—	—	59.4	—	59.4
Sale of common stock	0.6	—	31.8	—	—	31.8	—	31.8
Repurchase of common stock	(131.5)	(0.1)	(345.0)	(6,863.6)	—	(7,208.7)	—	(7,208.7)
Cash dividends declared, $1.32 per share	—	—	—	(1,760.5)	—	(1,760.5)	—	(1,760.5)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2018	1,309.1	$1.3	$41.1	$1,457.4	$(330.3)	$1,169.5	$6.3	$1,175.8
Cumulative effect of adoption of new accounting guidance	—	—	—	495.6	—	495.6	—	495.6
Net earnings/(loss)	—	—	—	3,599.2	—	3,599.2	(4.6)	3,594.6
Other comprehensive income/(loss)	—	—	—	—	(173.0)	(173.0)	—	(173.0)
Stock-based compensation expense	—	—	311.3	—	—	311.3	—	311.3
Exercise of stock options/vesting of RSUs	14.7	—	264.9	—	—	264.9	—	264.9
Sale of common stock	0.4	—	33.4	—	—	33.4	—	33.4
Repurchase of common stock	(139.6)	(0.1)	(609.6)	(9,521.8)	—	(10,131.5)	—	(10,131.5)
Cash dividends declared, $1.49 per share	—	—	—	(1,801.6)	—	(1,801.6)	—	(1,801.6)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
Cumulative effect of adoption of new accounting guidance	—	—	—	12.5	4.8	17.3	—	17.3
Net earnings/(loss)	—	—	—	928.3	—	928.3	(3.6)	924.7
Other comprehensive income/(loss)	—	—	—	—	133.9	133.9	—	133.9
Stock-based compensation expense	—	—	252.1	—	—	252.1	—	252.1
Exercise of stock options/vesting of RSUs	8.5	—	169.9	—	—	169.9	—	169.9
Sale of common stock	0.5	—	37.2	—	—	37.2	—	37.2
Repurchase of common stock	(20.3)	—	(126.4)	(1,548.6)	—	(1,675.0)	—	(1,675.0)
Cash dividends declared, $1.23 per share	—	—	—	(1,436.6)	—	(1,436.6)	(0.2)	(1,436.8)
Noncontrolling interest resulting from divestiture	—	—	—	—	—	—	8.3	8.3
Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 27, 2020, September 29, 2019 and September 30, 2018
Note 1: Summary of Significant Accounting Policies
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
Certain prior period information on the consolidated statements of cash flows has been reclassified to conform to the current year presentation.
In the third quarter of fiscal 2020, we renamed the “cost of sales” caption on our consolidated statement of earnings to “product and distribution costs,” which more accurately reflects the substance of costs classified within this line item. There were no classification or other changes made in conjunction with the new caption.
We have three reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada and Latin America; 2) International, which is inclusive of China/Asia Pacific, Europe, the Middle East and Africa; and 3) Channel Development. Non-reportable operating segments such as Evolution Fresh and unallocated corporate expenses are reported within Corporate and Other.
Principles of Consolidation
Our consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly-owned subsidiaries and investees that we control. Intercompany transactions and balances have been eliminated.
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal 2020, 2019 and 2018 included 52 weeks.
Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for inventory reserves, asset and goodwill impairments, assumptions underlying self-insurance reserves, income from unredeemed stored value cards, stock-based compensation forfeiture rates, future asset retirement obligations and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the outbreak of the novel coronavirus (“COVID-19”).
Restructuring
In the third quarter of fiscal 2020, we announced a plan to optimize our North America store portfolio, primarily in dense metropolitan markets by blending store formats to better cater to changing customer tastes and preferences. As of September 27, 2020, we expect the total number of closures to be approximately 800 stores in the U.S. and Canada, reflecting an additional 200 store closures than the initial estimate of 600 stores. As of September 27, 2020, we identified 405 stores for closure under our restructuring plans, and as a result we recorded approximately $254.7 million to restructuring and impairments on our consolidated statement of earnings. Of this total, $151.6 million related to the impairment of store assets for which either a triggering event occurred and the assets were determined not to be recoverable or the store was permanently closed. An additional $87.7 million was primarily associated with accelerated amortization or impairments of right-of-use (“ROU”) lease assets due to planned store closures prior to the end of contractual lease terms. For impaired store asset groups, we estimated the fair values using an income approach incorporating internal projections of revenue growth and operating expenses that are considered Level 3 fair value measurements, as well as applicable discount rates and market lease rates. The application of these projections and fair value measurements did not have a significant impact on our final impairment decisions given that we plan to fully exit the majority of these identified stores in the next 3 to 6 months. The remaining $15.4 million related to employee termination costs.
We expect total future restructuring costs, which are attributable to our Americas segment, to range from approximately $260 million to $400 million. These restructuring costs include accelerated amortization or impairments of ROU assets due to planned store closures prior to the end of contractual lease terms ($150 million to $190 million), store impairment and disposal costs not previously recorded as part of our ongoing store impairment process ($100 million to $190 million) and the remaining amount relates to employee termination costs. As we have previously recorded impairment charges in fiscal 2020 for stores that may be identified for closure under our plans, and because store closure decisions are still subject to change, the final costs associated with these store closures may be different from the initial estimates. These costs will depend on the asset carrying value and remaining lease term of the specific stores identified. Future restructuring costs are expected to be incurred over the next 18 months as stores are specifically identified for closure or, in the case of lease exit costs, when the stores either cease operations or when a reduced lease term due to early termination is reasonably certain.
As of September 27, 2020, restructuring liabilities totaling $80.0 million were included in current and non-current operating lease liability for the remaining outstanding rent liabilities due to landlords. The associated expense was recognized in fiscal 2020 for these stores that were either closed or reasonably certain to close in fiscal 2021. Additionally, $15.2 million was included in accrued payroll and benefits for employee termination costs on the consolidated balance sheets. Cash payments were immaterial for fiscal 2020.
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
Equity Investments
Equity investments are accounted under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is classified as income from equity investees on our consolidated statements of earnings. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in interest income and other, net on our consolidated statements of earnings.
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
We record all derivatives on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Excluding interest rate hedging instruments, cross-currency swaps and foreign currency debt hedging instruments, we generally do not enter into derivative instruments with maturities longer than three years. However, we are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of September 27, 2020, cash collateral held under collateral security arrangements was $34.9 million and is included in other long-term liabilities on our consolidated balance sheet. Cash collateral was immaterial as of September 29, 2019. The potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would not have had a material impact on our consolidated balance sheets.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the transactions are no longer likely to occur, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings based on the nature of the underlying transaction.

Net Investment Hedges
For derivative instruments that are designated and qualify as a net investment hedge, the derivative's, or qualifying non-derivative instrument’s gain or loss is reported as a component of OCI and recorded in AOCI. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
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
Receivables, net of Allowance for Doubtful Accounts
Our receivables are mainly comprised of receivables for product and equipment sales to and royalties from our licensees, as well as receivables from our Global Coffee Alliance and other Channel Development customers. Our allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. During fiscal 2020, we also assessed incremental risks due to COVID-19 on our licensees' financial viability. For the year ended September 27, 2020, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in bad debt expense. To assist our international licensed partners with their efforts to recover from the impact of COVID-19, we provided a short-term payment extension for their outstanding receivables as of the end of the second quarter of fiscal 2020 and offered longer-term payment extensions to help certain licensees dedicate their capital to further develop stores and build the brand as the business recovers. During the third quarter of fiscal 2020, we waived royalty payments from our international licensees and did not recognize royalty revenues associated with these accounts. We do not believe the terms and forms of these financial relief actions changed our revenue recognition policy or had a significant impact on future collectability. During the fourth quarter of fiscal 2020, we resumed normal royalty billings and collections. As of September 27, 2020 and September 29, 2019, our allowance for doubtful accounts was $27.1 million and $6.7 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of September 27, 2020 and September 29, 2019, inventory reserves were $48.4 million and $33.7 million, respectively.
Property, Plant and Equipment
Property, plant and equipment is carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases. Depreciation is computed using the straight-line method over estimated useful lives of the assets, generally ranging from 2 to 15 years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of the appropriate estimated useful lives.
The portion of depreciation expense related to production and distribution facilities is included in product and distribution costs on our consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are disposed of, whether through retirement or sale, the net gain or loss is recognized in net earnings. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.
We evaluate property, plant and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. Property, plant and equipment assets and ROU assets related to the store lease are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated store assets, the impairment test is performed at the individual store asset group level.
We recognized net disposition charges of $84.9 million, $64.6 million and $32.8 million in fiscal 2020, 2019 and 2018, respectively. Additionally, we recognized net impairment charges of $210.0 million, $43.4 million and $42.8 million in fiscal 2020, 2019 and 2018, respectively. Of the total net impairment charges, $134.6 million, $7.1 million and $37.0 million in fiscal 2020, 2019 and 2018, respectively, were restructuring related and recorded in restructuring and impairment expenses. For fiscal 2020, we evaluated initial COVID-19 business recovery trends and their estimated impacts on future revenue growth and profitability for assessing impairment of our company-operated retail store and related operating lease right-of-use assets. As a result, we recorded $59.6 million of impairment losses within store operating expenses on our consolidated statement of earnings during the year ended September 27, 2020. Unless it is restructuring related, the nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings.
Leases
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
We recognize a ROU asset and lease liability for each operating and finance lease with a contractual term greater than 12 months at the time of lease inception. We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
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
The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs and any tenant improvement allowances received. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets.
Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required. During fiscal 2020, we received $27.6 million of COVID-19-related rent concessions for stores in our International segment generally correlating with the temporary period our stores were closed. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we elected to treat COVID-19-related rent concessions as variable rent. Rent concessions were recognized as an offset to our rent expense within store operating expenses on our consolidated statement of earnings. See Note 10, Leases, for additional details. Additionally, for the year ended September 27, 2020, we recorded $87.7 million in accelerated amortization and impairment of ROU assets for stores identified for closure under the restructuring of our Americas store portfolio, which were recorded in restructuring and impairments on the consolidated statement of earnings.
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
We recorded no goodwill impairment during fiscal 2020. In fiscal 2019 and 2018, we recorded goodwill impairment of $10.5 million and $37.6 million, respectively. See Note 8, Other Intangible Assets and Goodwill, for further information.
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
We recorded other intangible asset impairment charges of $22.1 million during fiscal 2020. There were no significant other intangible asset impairment charges recorded during fiscal 2019 and 2018. See Note 8, Other Intangible Assets and Goodwill, for further information.

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
Licensed Store Revenues
Licensed store revenues consist of product and equipment sales, royalties and other fees paid by licensees using the Starbucks brand. Sales of coffee, tea, food and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in product and distribution costs on our consolidated statements of earnings.
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
Stored Value Cards
Stored value cards can be activated through various channels, including at our company-operated and most licensed store locations, online at Starbucks.com or via mobile devices held by our customers and at certain other third-party websites and locations, such as grocery stores, although they cannot be reloaded at these third-party websites or locations. Amounts loaded onto stored value cards are initially recorded as deferred revenue and recognized as revenue upon redemption. Historically, the majority of stored value cards are redeemed within one year.
In many of our company-owned markets, including the U.S., our stored value cards do not have an expiration date nor do we charge service fees that cause a decrement to customer balances. Based on historical redemption rates, a portion of stored value cards is not expected to be redeemed and will be recognized as breakage over time in proportion to stored value card redemptions. The redemption rates are based on historical redemption patterns for each market, including the timing and business channel in which the card was activated or reloaded, and remittance to government agencies under unclaimed property laws, if applicable.
Breakage is recognized as company-operated stores and licensed stores revenue within the consolidated statement of earnings beginning in fiscal 2019 in accordance with the revenue recognition guidance that we adopted prospectively during fiscal 2019. For the fiscal years ended September 27, 2020 and September 29, 2019, we recognized breakage revenue of $130.3 million and $125.1 million in company-operated store revenues and $14.3 million and $15.7 million in licensed store revenues, respectively. Prior to the adoption of the new revenue recognition guidance, breakage was recorded using the remote method and recorded in interest income and other, net. In fiscal 2018, we recognized breakage income of $155.9 million.

Loyalty Program
Customers in the U.S., Canada and certain other countries who register their Starbucks Card are automatically enrolled in the Starbucks® Rewards program, which is primarily a spend-based loyalty program. They earn loyalty points (“Stars”) with each purchase at participating Starbucks® stores and when making purchases with the Starbucks-branded credit and debit cards. Beginning in the fourth quarter of fiscal 2020, in addition to using their Starbucks Cards, Starbucks® Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at company-operated stores in the U.S. and Canada. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
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
When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related deferred revenue. The revenue recognition guidance that we adopted prospectively during fiscal 2019, did not impact the timing or total revenue recognized related to the loyalty program.
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
The adoption of the revenue recognition guidance discussed above did not impact the timing and amount of revenue recognized related to other revenues.
Deferred Revenues
Our deferred revenue primarily consists of the up-front prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, and our unredeemed stored value card liability and unredeemed Stars associated with our loyalty program. See Note 11, Deferred Revenue, for further information.
Disaggregation of Revenues
Revenues disaggregated by segment, product type and geographic area are disclosed in Note 17, Segment Reporting.
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
Advertising
We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place. Advertising expenses totaled $258.8 million, $245.7 million and $260.3 million in fiscal 2020, 2019 and 2018, respectively.

Government Subsidies
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) to help employers offset a portion of their employee wages for a limited period. We elected to treat qualified government subsidies from the U.S., Canada and other governments as offsets to the related operating expenses. During fiscal 2020, the qualified payroll credits reduced our store operating expenses by $349.6 million on our consolidated statement of earnings. After netting the qualified U.S. payroll tax credits against our payroll tax payable, we recorded $155.1 million within prepaid expenses and other current assets as of September 27, 2020. As of September 27, 2020, deferred payroll tax payments of $151.0 million were included in other long-term liabilities on our consolidated balance sheets.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new company-operated store openings are expensed as incurred.
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in store operating expense on our consolidated statements of earnings. As of September 27, 2020 and September 29, 2019, our net ARO assets included in property, plant and equipment were $30.7 million and $23.5 million, respectively, and our net ARO liabilities included in other long-term liabilities were $111.0 million and $95.5 million, respectively.
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
We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
Starbucks recognizes interest and penalties related to income tax matters in income tax expense on our consolidated statements of earnings. Accrued interest and penalties are included within the related tax balances on our consolidated balance sheets.
Global intangible low-taxed income (“GILTI”) provisions are applied, providing an incremental tax on foreign income. We have made a policy election to classify taxes due under the GILTI provision as a current period expense.
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
In the first quarter of fiscal 2020, we adopted the new guidance from the FASB on the reclassification of certain tax effects from accumulated other comprehensive income (loss) (“AOCI”) which permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from AOCI to retained earnings. The guidance was adopted prospectively with no material impact on the consolidated financial statements as of September 27, 2020.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.
In June 2016, the FASB issued guidance replacing the incurred loss impairment methodology with a new methodology that reflects Current Expected Credit Losses on financial assets, including receivables and available-for-sale securities. The new methodology requires entities to estimate and recognize expected credit losses each reporting period. The guidance will be applied under the modified retrospective approach and will be effective at the beginning of our first quarter of fiscal 2021. We do not expect a material impact to our consolidated financial statements upon adoption.
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
Fiscal 2018
We entered into an agreement on May 6, 2018 to establish the Global Coffee Alliance with Nestlé. On August 26, 2018, Nestlé licensed the rights to market, sell and distribute Starbucks consumer packaged goods and foodservice products in authorized channels. We received an up-front payment of approximately $7 billion consisting primarily of prepaid royalties which was recorded to current and long-term deferred revenue. See Note 1, Summary of Significant Accounting Policies, for the accounting treatment. Also see Note 11, Deferred Revenue.
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
The definite-lived intangibles primarily relate to reacquired rights to operate stores exclusively in East China. The reacquired rights of $798.0 million represent the fair value calculated over the remaining original contractual period and will be amortized on a straight-line basis through September 2022. Amortization expense for these definite-lived intangible assets was $160.6 million and $163.8 million for fiscal 2020 and 2019, respectively. The estimated future amortization expense is approximately $157.8 million and $154.4 million in fiscal 2021 and 2022, respectively.
Goodwill represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including store partners in the region that have strong relationships with these customers and the existing geographic retail and online presence. The entire balance was allocated to the International segment and is not deductible for income tax purposes. Due to foreign currency translation, the balance of goodwill related to the acquisition decreased $102.8 million since the date of acquisition to $2.1 billion as of September 27, 2020.
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

Year Ended
Sep 30, 2018
Revenue	$24,990.4
Net earnings attributable to Starbucks	3,196.8
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
During the year ended September 30, 2018, we incurred approximately $3.6 million of acquisition-related costs, such as regulatory, legal and advisory fees, which were recorded in general and administrative expenses.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. During the second, third and fourth quarters of fiscal 2020, we de-designated certain cash flow hedges due to the global COVID-19 impacts, resulting in the release of an insignificant net gain from AOCI to our consolidated statement of earnings. We continue to believe forecasted exposures relating to our other designated cash flow hedges are probable of occurring.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI			Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Cash Flow Hedges:
Coffee	$(2.5)	$(1.0)	$(0.2)	$(3.2)	15
Cross-currency swaps	5.2	(1.4)	(12.6)	—	50
Dairy	0.5	—	—	0.5	9
Foreign currency - other	5.3	12.9	5.8	4.6	36
Interest rates	(90.6)	0.5	24.7	(2.9)	145
Net Investment Hedges:
Cross-currency swaps	32.6	—	—	—	108
Foreign currency	16.0	16.0	16.0	—	0
Foreign currency debt	(37.1)	(26.1)	3.6	—	42

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications			Gains/(Losses) Reclassified from AOCI to Earnings			Location of gain/(loss)
	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Cash Flow Hedges:
Coffee	$(1.2)	$(1.2)	$(0.3)	$0.5	$(0.3)	$(7.4)	Product and distribution costs
Cross-currency swaps	4.4	(5.9)	(6.1)	2.3	0.1	0.3	Interest expense
				(6.1)	(19.8)	1.9	Interest income and other, net
Dairy	3.0	—	—	4.0	—	—	Product and distribution costs
				(1.7)	—	—	Interest income and other, net(1)
Foreign currency - other	(6.4)	20.8	16.7	5.5	7.0	(0.3)	Licensed stores revenues
				(8.7)	4.4	(3.3)	Product and distribution costs
				6.1	—	—	Interest income and other, net(1)
Interest rates	(126.1)	(27.8)	14.1	—	4.7	4.9	Interest expense
Net Investment Hedges:
Cross-currency swaps	56.8	—	—	13.3	—	—	Interest expense
Foreign currency	—	—	(0.1)	—	—	—
Foreign currency debt	(18.1)	(39.8)	7.9	—	—	—
(1)As a result of the global COVID-19 impacts, we discontinued cash flow hedges during the year ended September 27, 2020.
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Year Ended
		Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$(1.9)	$(2.4)
Diesel fuel and other commodities	Interest income and other, net	(8.8)	(5.9)	3.7
Foreign currency - other	Interest income and other, net	0.3	(8.1)	4.6
Fair Value Hedges:
Interest rate swap	Interest expense	28.7	54.7	(33.7)
Long-term debt (hedged item)	Interest expense	(23.8)	(50.7)	33.7
Notional amounts of outstanding derivative contracts (in millions):

	Sep 27, 2020	Sep 29, 2019
Coffee	$63	$52
Cross-currency swaps	870	341
Dairy	61	1
Diesel fuel and other commodities	5	17
Foreign currency - other	1,140	1,125
Interest rate swaps	1,750	1,500

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Sep 27, 2020	Sep 29, 2019
Designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	$2.6	$—
Cross-currency swaps	Other long-term assets	37.7	0.2
Dairy	Prepaid expenses and other current assets	2.1	—
Foreign currency - other	Prepaid expenses and other current assets	8.6	11.4
	Other long-term assets	3.8	7.8
Interest rates	Other long-term assets	—	0.1
Interest rate swap	Other long-term assets	45.8	18.2
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.2
Foreign currency	Prepaid expenses and other current assets	2.3	1.0

		Derivative Liabilities
	Balance Sheet Location	Sep 27, 2020	Sep 29, 2019
Designated Derivative Instruments:
Coffee	Accrued liabilities	$1.4	$1.0
	Other long-term liabilities	0.1	0.1
Cross-currency swaps	Other long-term liabilities	7.3	9.7
Dairy	Accrued liabilities	1.4	—
Foreign currency - other	Accrued liabilities	1.6	0.6
	Other long-term liabilities	2.6	0.1
Interest rates	Other long-term liabilities	69.3	2.6
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	1.7	1.1
Foreign currency	Accrued liabilities	1.2	3.0
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Location on the balance sheet
Long-term debt	$785.6	$761.8	$35.6	$11.8
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 12, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at September 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,350.9	$4,350.9	$—	$—
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	1.6	—	1.6	—
Commercial paper	66.8	—	66.8	—
Corporate debt securities	123.6	—	123.6	—
Foreign government obligations	8.5	—	8.5	—
Mortgage and other asset-backed securities	15.8	—	15.8	—
Total available-for-sale debt securities	216.3	—	216.3	—
Marketable equity securities	64.9	64.9	—	—
Total short-term investments	281.2	64.9	216.3	—
Prepaid expenses and other current assets:
Derivative assets	15.6	3.6	12.0	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.7	—	—	5.7
Corporate debt securities	82.6	—	82.6	—
Mortgage and other asset-backed securities	19.3	—	19.3	—
State and local government obligations	3.6	—	3.6	—
U.S. government treasury securities	94.9	94.9	—	—
Total long-term investments	206.1	94.9	105.5	5.7
Other long-term assets:
Derivative assets	87.3	—	87.3	—
Total assets	$4,941.1	$4,514.3	$421.1	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$7.3	$1.9	$5.4	$—
Other long-term liabilities:
Derivative liabilities	79.3	0.1	79.2	—
Total liabilities	$86.6	$2.0	$84.6	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,686.6	$2,686.6	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.5	—	0.5	—
Corporate debt securities	3.5	—	3.5	—
Total available-for-sale debt securities	4.0	—	4.0	—
Marketable equity securities	66.5	66.5	—	—
Total short-term investments	70.5	66.5	4.0	—
Prepaid expenses and other current assets:
Derivative assets	12.6	—	12.6	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.8	—	—	5.8
Corporate debt securities	101.2	—	101.2	—
Mortgage and other asset-backed securities	1.6	—	1.6	—
State and local government obligations	4.9	—	4.9	—
U.S. government treasury securities	106.5	106.5	—	—
Total long-term investments	220.0	106.5	107.7	5.8
Other long-term assets:
Derivative assets	26.3	—	26.3	—
Total assets	$3,016.0	$2,859.6	$150.6	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$5.7	$1.1	$4.6	$—
Other long-term liabilities:
Derivative liabilities	12.5	—	12.5	—
Total	$18.2	$1.1	$17.1	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Debt Securities
Long-term investments generally mature within 4 years. Proceeds from sales of securities were $177.4 million, $291.1 million and $459.0 million for fiscal 2020, 2019 and 2018, respectively. Realized gains and losses were not material for fiscal 2020, 2019 and 2018. Gross unrealized holding gains and losses were not material as of September 27, 2020 and September 29, 2019.
Marketable Equity Securities
Marketable equity securities include equity mutual funds and exchange-traded funds. Our marketable equity securities portfolio approximates a portion of our liability under our MDCP, a defined contribution plan. Our MDCP liability was $91.4 million and $92.1 million as of September 27, 2020 and September 29, 2019, respectively. The changes in net unrealized holding gains and losses in the marketable equity securities portfolio included in earnings for fiscal 2020, 2019 and 2018 were not material. Gross unrealized holding gains and losses on marketable equity securities were not material as of September 27, 2020 and September 29, 2019.
Derivative Assets and Liabilities
Derivative assets and liabilities include foreign currency forward contracts, commodity futures contracts, collars and swaps, which are described further in Note 3, Derivative Financial Instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, equity and other investments and other assets. These assets are measured at fair value if determined to be impaired. Impairment of property, plant and equipment and ROU assets is included in Note 1, Summary of Significant Accounting Policies.
Other than the impairments discussed in Note 8, Other Intangible Assets and Goodwill, and the aforementioned fair value adjustments, there were no other material fair value adjustments during fiscal 2020 and 2019.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Sep 27, 2020	Sep 29, 2019
Coffee:
Unroasted	$664.7	$656.5
Roasted	223.5	276.5
Other merchandise held for sale	293.9	288.0
Packaging and other supplies	369.3	308.4
Total	$1,551.4	$1,529.4
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of September 27, 2020, we had committed to purchasing green coffee totaling $687 million under fixed-price contracts and an estimated $458 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contacts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past and continuous monitoring of the business environment, the risk of non-delivery on these purchase commitments is remote.
During fiscal 2020, we wrote off approximately $50 million of inventory in the second quarter that was expiring or expected to expire due to COVID-19 related store closures, primarily perishable food and beverage ingredients located at our stores, distribution centers and suppliers. This was included in product and distribution costs on our consolidated statement of earnings. We did not record significant write-offs related to COVID-19 during the second half of the fiscal year.
Note 6:    Equity Investments (in millions)

	Sep 27, 2020	Sep 29, 2019
Equity method investments	$426.4	$336.1
Other investments	52.3	59.9
Total	$478.7	$396.0
Equity Method Investments
As of September 27, 2020, we had 50% ownership interests in Starbucks Coffee Korea Co., Ltd. and Tata Starbucks Limited (India). These international entities operate licensed Starbucks® retail stores.
We also license the rights to produce and distribute Starbucks-branded p roducts to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks Refreshers® beverages, Starbucks® Iced Espresso Classics and Starbucks® Iced Coffee.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these entities were $123.9 million, $130.7 million and $112.8 million in fiscal 2020, 2019 and 2018, respectively. Related product and distribution costs were $79.8 million, $73.2 million and $71.5 million in fiscal 2020, 2019 and 2018, respectively. As of September 27, 2020 and September 29, 2019, there were $28.7 million and $35.5 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
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
Note 7:    Supplemental Balance Sheet and Statement of Earnings Information (in millions)
Prepaid Expenses and Other Current Assets

	Sep 27, 2020	Sep 29, 2019
Income tax receivable	$356.9	$141.1
Government subsidies receivable	155.1	—
Other prepaid expenses and current assets	227.5	347.1
Total prepaid expenses and current assets	$739.5	$488.2
Property, Plant and Equipment, net

	Sep 27, 2020	Sep 29, 2019
Land	$46.0	$46.8
Buildings	586.8	691.5
Leasehold improvements	8,262.6	7,948.6
Store equipment	2,800.3	2,659.5
Roasting equipment	796.6	769.6
Furniture, fixtures and other	1,285.7	1,799.0
Work in progress	377.3	358.5
Property, plant and equipment, gross	14,155.3	14,273.5
Accumulated depreciation	(7,913.9)	(7,841.8)
Property, plant and equipment, net	$6,241.4	$6,431.7
Accrued Liabilities

	Sep 27, 2020	Sep 29, 2019
Accrued occupancy costs	$76.9	$176.9
Accrued dividends payable	—	485.7
Accrued capital and other operating expenditures	677.2	703.9
Self-insurance reserves	243.9	210.5
Accrued business taxes	162.7	176.7
Total accrued liabilities	$1,160.7	$1,753.7
Store Operating Expenses

	Year Ended
	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Wages and benefits	$6,131.9	$5,941.7	$5,319.2
Occupancy costs	2,388.0	2,411.2	2,250.5
Other expenses	2,244.1	2,140.7	1,902.5
Total store operating expenses	$10,764.0	$10,493.6	$9,472.2

Note 8:    Other Intangible Assets and Goodwill
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
Indefinite-Lived Intangible Assets

(in millions)	Sep 27, 2020	Sep 29, 2019
Trade names, trademarks and patents	$95.0	$203.4
Additional disclosure regarding changes in our intangible assets due to acquisitions is included at Note 2, Acquisitions, Divestitures and Strategic Alliance.
Finite-Lived Intangible Assets

	Sep 27, 2020			Sep 29, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,116.1	$(765.0)	$351.1	$1,075.0	$(537.2)	$537.8
Acquired trade secrets and processes	27.6	(22.0)	5.6	27.6	(19.2)	8.4
Trade names, trademarks and patents	124.8	(32.1)	92.7	40.6	(22.9)	17.7
Licensing agreements	16.6	(15.0)	1.6	16.2	(12.2)	4.0
Other finite-lived intangible assets	22.8	(16.7)	6.1	22.0	(11.5)	10.5
Total finite-lived intangible assets	$1,307.9	$(850.8)	$457.1	$1,181.4	$(603.0)	$578.4
Amortization expense for finite-lived intangible assets was $223.7 million, $232.8 million and $186.5 million during fiscal 2020, 2019 and 2018, respectively.
Estimated future amortization expense as of September 27, 2020 (in millions):

Fiscal Year Ending
2021	$218.8
2022	183.5
2023	19.8
2024	19.2
2025	13.3
Thereafter	2.5
Total estimated future amortization expense	$457.1

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 30, 2018	$497.4	$3,003.2	$34.7	$6.3	$3,541.6
Acquisition/(divestiture)	—	(5.5)	—	—	(5.5)
Impairment	—	(5.3)	—	(5.2)	(10.5)
Other(1)	(0.7)	(34.0)	—	(0.1)	(34.8)
Goodwill balance at September 29, 2019	$496.7	$2,958.4	$34.7	$1.0	$3,490.8
Acquisition/(divestiture)	—	—	—	—	—
Impairment	—	—	—	—	—
Other(1)	(0.2)	106.6	—	—	106.4
Goodwill balance at September 27, 2020	$496.5	$3,065.0	$34.7	$1.0	$3,597.2
(1)For fiscal 2020 and 2019, “Other” primarily consists of foreign currency translation.
Note 9:    Debt
Revolving Credit Facility
Our $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”) and our $1.0 billion unsecured 364-Day credit facility (the “364-day credit facility”) are available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases.
The 2018 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 1.100% for Eurocurrency Rate Loans and 0.000% (nil) for Base Rate Loans.
The 364-day credit facility, of which no amount may be used for issuances of letters of credit, has been extended to mature on September 22, 2021. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 364-day credit agreement. The applicable margin is 1.150% for Eurocurrency Rate Loans and 0.150% for Base Rate Loans.
Both credit facilities contain provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 27, 2020, we were in compliance with all applicable covenants. No amounts were outstanding under our 2018 credit facility or our 364-day credit facility as of September 27, 2020.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of September 27, 2020, we had $296.5 million borrowings outstanding under the program, net of unamortized discount, of which a majority matures in the second quarter of fiscal 2021.
During the third quarter of fiscal 2020, we expanded our ¥1 billion unsecured credit facility to ¥5 billion, or $47.4 million. This facility is currently set to mature on December 31, 2020. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%. Additionally during the third quarter, we expanded our ¥2 billion unsecured credit facility to ¥10 billion, or $94.9 million. This facility is currently set to mature on March 26, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus 0.300%. As of September 27, 2020, we had ¥15 billion, or $142.3 million, of borrowings outstanding under these Japanese Yen-denominated credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related fair values by calendar maturity (in millions, except interest rates):

	Sep 27, 2020		Sep 29, 2019		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
November 2020 notes	$500.0	501	$500.0	501	2.200%	2.228%
February 2021 notes	500.0	502	500.0	500	2.100%	2.293%
February 2021 notes	250.0	251	250.0	250	2.100%	1.600%
May 2022 notes(5)	500.0	506	—	—	1.300%	1.334%
June 2022 notes	500.0	518	500.0	509	2.700%	2.819%
March 2023 notes	1,000.0	1,059	1,000.0	1,033	3.100%	3.107%
October 2023 notes(2)	750.0	818	750.0	798	3.850%	2.859%
March 2024 notes(3)	806.4	794	788.3	795	0.372%	0.462%
August 2025 notes	1,250.0	1,415	1,250.0	1,351	3.800%	3.721%
June 2026 notes	500.0	543	500.0	502	2.450%	2.511%
March 2027 notes(4)	500.0	529	—	—	2.000%	2.058%
March 2028 notes	600.0	680	600.0	644	3.500%	3.529%
November 2028 notes	750.0	886	750.0	837	4.000%	3.958%
August 2029 notes	1,000.0	1,147	1,000.0	1,080	3.550%	3.840%
March 2030 notes(4)	750.0	778	—	—	2.250%	3.084%
November 2030 notes(5)	1,250.0	1,326	—	—	2.550%	2.582%
June 2045 notes	350.0	412	350.0	390	4.300%	4.348%
December 2047 notes	500.0	547	500.0	518	3.750%	3.765%
November 2048 notes	1,000.0	1,223	1,000.0	1,160	4.500%	4.504%
August 2049 notes	1,000.0	1,216	1,000.0	1,165	4.450%	4.447%
March 2050 notes(4)	500.0	517	—	—	3.350%	3.362%
November 2050 notes(5)	1,250.0	1,332	—	—	3.500%	3.528%
Total	16,006.4	17,500	11,238.3	12,033
Aggregate debt issuance costs and unamortized premium/(discount), net	(132.5)		(83.1)
Hedge accounting fair value adjustment(2)	35.6		11.8
Total	$15,909.5		$11,167.0
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
(4)Issued in March 2020.
(5)Issued in May 2020.

The following table summarizes our long-term debt maturities as of September 27, 2020 by fiscal year (in millions):

Fiscal Year	Total
2021	$1,250.0
2022	1,000.0
2023	1,000.0
2024	1,556.4
2025	1,250.0
Thereafter	9,950.0
Total	$16,006.4

Note 10:    Leases
The components of lease costs (in millions):

Year Ended
Sep 27, 2020
Operating lease costs(1)	$1,573.6
Variable lease costs	833.4
Short-term lease costs	34.1
Total lease costs	$2,441.1
(1)Operating lease costs includes an immaterial amount of sublease income.
The following table includes supplemental information (in millions):

Year Ended
Sep 27, 2020
Cash paid related to operating lease liabilities	$1,463.3
Operating lease liabilities arising from obtaining ROU assets(1)	1,093.0
(1)Excludes the initial impact of adoption. See Note 1, Summary of Significant Accounting Policies for additional information.

Sep 27, 2020
Weighted-average remaining operating lease term	8.8 years
Weighted-average operating lease discount rate	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities on the consolidated balance sheet. Finance leases were immaterial as of September 27, 2020.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2021	$1,528.1
2022	1,402.6
2023	1,266.1
2024	1,132.1
2025	980.5
Thereafter	3,780.2
Total lease payments	10,089.6
Less imputed interest	(1,179.1)
Total	$8,910.5
As of September 27, 2020, we have entered into operating leases that have not yet commenced of $653.8 million, primarily related to real estate leases. These leases will commence between fiscal year 2021 and fiscal year 2026 with lease terms of 3 years to 20 years. A charge of $87.7 million in accelerated amortization and impairment of ROU assets was recorded in restructuring and impairments on the consolidated statement of earnings in fiscal 2020.
Previous Lease Guidance Disclosures
Rent expense under operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance (in millions):

	Year Ended
	Sep 29, 2019	Sep 30, 2018
Minimum rent	$1,441.7	$1,424.5
Contingent rent	224.3	200.7
Total	1,666.0	1,625.2
As previously disclosed, the minimum future rental payments under non-cancelable operating leases and lease financing arrangements under the previous lease guidance as of September 29, 2019 (in millions):

Fiscal Year	Operating Leases	Lease Financing Arrangements
2020	$1,432.9	$5.2
2021	1,342.2	5.2
2022	1,247.4	5.0
2023	1,124.3	5.0
2024	996.4	4.9
Thereafter	4,087.7	42.6
Total minimum lease payments	$10,230.9	$67.9
We have subleases related to certain of our operating leases. During fiscal 2019 and 2018, we recognized sublease income of $10.9 million and $12.3 million, respectively. Additionally, as of September 29, 2019 and September 30, 2018, the gross carrying values of assets related to build-to-suit lease arrangements accounted for as financing leases were $122.3 million and $103.2 million, respectively, with associated accumulated depreciation of $17.2 million and $12.7 million, respectively. Lease exit costs associated with our restructuring efforts primarily relate to the closure of Teavana retail stores and certain Starbucks company-operated stores, and are recognized concurrently with actual store closures. Total lease exit costs of $55.3 million and $119.3 million were recorded in restructuring and impairments on the consolidated statement of earnings in fiscal 2019 and 2018.

Note 11:    Deferred Revenue
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
At September 27, 2020, the current and long-term deferred revenue related to the Nestlé up-front payment was $179.3 million and $6.5 billion, respectively. At September 29, 2019, the current and long-term deferred revenue related to the Nestlé up-front payment was $175.9 million and $6.7 billion, respectively. During the fiscal years ended September 27, 2020 and September 29, 2019, we recognized $176.8 million and $175.2 million of current deferred revenue, respectively, related to amortization of the up-front payment.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Fiscal Year Ended September 27, 2020	Total
Stored value cards and loyalty program at September 29, 2019	$1,113.7
Revenue deferred - card activations, card reloads and Stars earned	10,527.7
Revenue recognized - card and Stars redemptions and breakage	(10,367.9)
Other(1)	7.0
Stored value cards and loyalty program at September 27, 2020(2)	$1,280.5

Fiscal Year Ended September 29, 2019	Total
Stored value cards and loyalty program at September 30, 2018	$1,328.6
Revenue recognition adoption impact	(358.0)
Stored value cards and loyalty program at October 1, 2018	970.6
Revenue deferred - card activations, card reloads and Stars earned	10,983.6
Revenue recognized - card and Stars redemptions and breakage	(10,819.7)
Other(1)	(20.8)
Stored value cards and loyalty program at September 29, 2019(2)	$1,113.7
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of September 27, 2020, approximately $1.2 billion of this amount was current. As of September 29, 2019, approximately $1.0 billion of this amount was current.
Note 12:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at September 27, 2020.
Through open market transactions under our share repurchase program, we repurchased 131.5 million shares of common stock at a total cost of $7.2 billion for the year ended September 30, 2018.
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
Outside of the ASR agreements noted above, we repurchased 36.6 million shares of common stock for $3.1 billion on the open market during the year ended September 29, 2019. In total, we repurchased 139.6 million shares at a total cost of $10.1 billion for the year ended September 29, 2019.

Our Board of Directors authorized the repurchase of up to an additional 120 million and 40 million shares under our ongoing share repurchase program during the fiscal first quarter of 2019 and fiscal second quarter of 2020, respectively. We temporarily suspended share repurchases in March 2020. We repurchased 20.3 million shares of common stock for $1.7 billion on the open market during the year ended September 27, 2020. As of September 27, 2020, 48.9 million shares remained available for repurchase under current authorizations.
Subsequent to the fourth quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend to shareholders of $0.45 per share to be paid on November 27, 2020 to shareholders of record as of the close of business on November 12, 2020.
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
Changes in AOCI by component for the years ended September 27, 2020, September 29, 2019 and September 30, 2018, net of tax, are as follows:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 27, 2020
Net gains/(losses) in AOCI, beginning of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)
Net gains/(losses) recognized in OCI before reclassifications	6.5	(95.0)	28.9	208.4	148.8
Net (gains)/losses reclassified from AOCI to earnings	(4.0)	(1.1)	(9.8)	—	(14.9)
Other comprehensive income/(loss) attributable to Starbucks	2.5	(96.1)	19.1	208.4	133.9
Cumulative effect of accounting adoption	(0.7)	3.0	2.5	—	4.8
Net gains/(losses) in AOCI, end of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 29, 2019
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	8.2	(10.7)	(29.7)	(143.7)	(175.9)
Net (gains)/losses reclassified from AOCI to earnings	0.6	4.0	—	(1.7)	2.9
Other comprehensive income/(loss) attributable to Starbucks	8.8	(6.7)	(29.7)	(145.4)	(173.0)
Net gains/(losses) in AOCI, end of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 30, 2018
Net gains/(losses) in AOCI, beginning of period	$(2.5)	$(4.1)	$14.0	$(163.0)	$(155.6)
Net gains/(losses) recognized in OCI before reclassifications	(5.1)	17.9	5.6	(216.6)	(198.2)
Net (gains)/losses reclassified from AOCI to earnings	2.7	3.9	—	16.9	23.5
Other comprehensive income/(loss) attributable to Starbucks	(2.4)	21.8	5.6	(199.7)	(174.7)
Net gains/(losses) in AOCI, end of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Earnings
	Year Ended
	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Gains/(losses) on available-for-sale securities	$4.9	$0.9	$(3.6)	Interest income and other, net
Gains/(losses) on cash flow hedges	1.9	(3.9)	(3.9)	Please refer to Note 3, Derivative Instruments for additional information.
Gains/(losses) on net investment hedges	13.3	—	—	Interest expense
Translation adjustment(1)
Brazil	—	—	(24.1)	Net gain resulting from divestiture of certain operations
East China joint venture	—	—	7.2	Gain resulting from acquisition of joint venture
Taiwan joint venture	—	—	1.4	Net gain resulting from divestiture of certain operations
Thailand	—	1.7	—	Net gain resulting from divestiture of certain operations
Other	—	—	(1.7)	Interest income and other, net
	20.1	(1.3)	(24.7)	Total before tax
	(5.2)	(1.6)	1.2	Tax (expense)/benefit
	$14.9	$(2.9)	$(23.5)	Net of tax
(1)     Release of cumulative translation adjustments to earnings upon sale or liquidation of foreign businesses.
Note 13:    Employee Stock and Benefit Plans
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
As of September 27, 2020, there were 46.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 11.9 million shares available for issuance under our ESPP.

Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Options	$7.5	$20.0	$28.0
RSUs	241.0	288.0	222.3
Total stock-based compensation expense recognized in the consolidated statements of earnings	$248.5	$308.0	$250.3
Total related tax benefit	$47.8	$59.3	$62.4
Total capitalized stock-based compensation included in net property, plant and equipment on the consolidated balance sheets	$3.6	$3.4	$3.5
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
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal 2020, 2019 and 2018:

	Stock Options Granted During the Period
Fiscal Year Ended	2020	2019	2018
Expected term (in years)	7.8	4.1	3.6
Expected stock price volatility	27.3%	21.6%	20.5%
Risk-free interest rate	1.2%	2.9%	2.1%
Expected dividend yield	2.9%	2.1%	2.2%
Weighted average grant price	$56.33	$67.33	$56.56
Estimated fair value per option granted	$11.30	$11.06	$7.32
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
Stock option transactions for the year ended September 27, 2020 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 29, 2019	15.2	$49.45	5.0	$592
Granted	0.1	56.33
Exercised	(6.0)	43.92
Expired/forfeited	(0.1)	52.20
Outstanding, September 27, 2020	9.2	53.06	5.4	287
Exercisable, September 27, 2020	6.8	51.16	4.8	226
Vested and expected to vest, September 27, 2020	9.1	53.03	5.4	286
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of September 27, 2020, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested options was approximately $1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 1.0 year. The total intrinsic value of options exercised was $236 million, $466 million and

$236 million during fiscal 2020, 2019 and 2018, respectively. The total fair value of options vested was $25 million, $31 million and $53 million during fiscal 2020, 2019 and 2018, respectively.
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
RSU transactions for the year ended September 27, 2020 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 29, 2019	8.9	$62.56	1.1	$788
Granted	4.0	81.96
Vested	(3.5)	59.97
Forfeited/canceled	(1.1)	71.88
Nonvested, September 27, 2020	8.3	74.23	1.1	699
For fiscal 2019 and 2018, the weighted average fair value per RSU granted was $68.14 and $56.48, respectively. As of September 27, 2020, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $134 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 1.9 years. The total fair value of RSUs vested was $211 million, $255 million and $166 million during fiscal 2020, 2019 and 2018, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.5 million in fiscal 2020.
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
Our matching contributions to all U.S. and non-U.S. plans were $132.7 million, $122.1 million and $111.7 million in fiscal 2020, 2019 and 2018, respectively.
Note 14:    Income Taxes
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
United States	$904.6	$3,518.7	$4,826.0
Foreign	259.8	947.5	954.0
Total earnings before income taxes	$1,164.4	$4,466.2	$5,780.0

Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Current taxes:
U.S. federal	$49.9	$1,414.3	$156.2
U.S. state and local	36.9	447.8	52.0
Foreign	181.4	458.3	327.0
Total current taxes	268.2	2,320.4	535.2
Deferred taxes:
U.S. federal	(8.4)	(1,074.5)	633.7
U.S. state and local	(4.8)	(322.4)	101.5
Foreign	(15.3)	(51.9)	(8.4)
Total deferred taxes	(28.5)	(1,448.8)	726.8
Total income tax expense	$239.7	$871.6	$1,262.0
Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Statutory rate	21.0%	21.0%	24.5%
State income taxes, net of federal tax benefit	2.2	2.1	2.1
Foreign rate differential	(3.2)	(0.1)	(0.1)
Valuation allowances	10.0	—	—
Excess tax benefits of stock-based compensation	(4.2)	(2.1)	(0.9)
Change in tax rates	(2.2)	—	—
Charitable contributions	(1.7)	—	—
Foreign derived intangible income	(1.4)	(1.5)	—
Residual tax on foreign earnings	—	1.7	—
Tax impacts related to sale of certain operations	—	(1.3)	—
Gain resulting from acquisition of joint venture	—	—	(5.8)
Impact of the Tax Act	—	—	2.8
Other, net	0.1	(0.3)	(0.8)
Effective tax rate	20.6%	19.5%	21.8%
As of September 27, 2020, in foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between the accounting basis and tax basis was approximately $1.4 billion for which there could be up to approximately $280 million of unrecognized tax liability.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 27, 2020	Sep 29, 2019
Deferred tax assets:
Operating lease liabilities	$2,313.0	$—
Stored value card liability and deferred revenue	1,678.6	1,649.0
Intangible assets and goodwill	248.6	230.0
Accrued occupancy costs	—	121.6
Other	554.4	413.0
Total	$4,794.6	$2,413.6
Valuation allowance	(239.4)	(75.1)
Total deferred tax asset, net of valuation allowance	$4,555.2	$2,338.5
Deferred tax liabilities:
Operating lease, right-of-use assets	(2,191.8)	—
Property, plant and equipment	(463.3)	(400.9)
Intangible assets and goodwill	(145.1)	(209.9)
Other	(123.2)	(148.3)
Total	(2,923.4)	(759.1)
Net deferred tax asset (liability)	$1,631.8	$1,579.4
Reported as:
Deferred income tax assets	1,789.9	1,765.8
Deferred income tax liabilities (included in Other long-term liabilities)	(158.1)	(186.4)
Net deferred tax asset (liability)	$1,631.8	$1,579.4
The valuation allowances as of September 27, 2020 and September 29, 2019 were primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries.
As of September 27, 2020, we had federal net operating loss carryforwards of $75.2 million which have an indefinite carryforward period, state net operating loss carryforwards of $112.8 million which will begin to expire in fiscal 2024, federal tax credit carryforwards of $11.9 million which will begin to expire in fiscal 2029, state tax credit carryforwards of $2.7 million which will begin to expire in fiscal 2024 and foreign net operating loss carryforwards of $317.8 million, of which $150.5 million have an indefinite carryforward period and the remainder expire at various dates starting from fiscal 2021.
Uncertain Tax Positions
As of September 27, 2020, we had $123.7 million of gross unrecognized tax benefits of which $103.0 million, if recognized, would affect our effective tax rate. We recognized an expense of $3.0 million, a benefit of $2.8 million and a benefit of $0.5 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2020, 2019 and 2018, respectively. As of September 27, 2020 and September 29, 2019, we had accrued interest and penalties of $13.0 million and $10.0 million, respectively, within our consolidated balance sheets.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Beginning balance	$132.1	$224.6	$196.9
Increase related to prior year tax positions	11.1	3.8	17.5
Decrease related to prior year tax positions	(0.5)	(75.3)	(41.8)
Increase related to current year tax positions	9.8	18.5	62.4
Decreases related to settlements with taxing authorities	—	(16.4)	(4.5)
Decrease related to lapsing of statute of limitations	(28.8)	(23.1)	(5.9)
Ending balance	$123.7	$132.1	$224.6
We are currently under examination, or may be subject to examination, by various U.S. federal, state, local and foreign tax jurisdictions for fiscal 2011 through 2019. We are no longer subject to U.S. federal examination for years prior to fiscal 2017.

We are no longer subject to U.S. state and local examinations for years prior to fiscal 2011. We are no longer subject to examination in any material international markets prior to 2015.
It is reasonably possible that up to $39 million of the Company's gross unrecognized tax benefits may be recognized by the end of fiscal 2021 for reasons such as a lapse of the statute of limitations or resolution of examinations with tax authorities.
Note 15:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Net earnings attributable to Starbucks	$928.3	$3,599.2	$4,518.3
Weighted average common shares outstanding (for basic calculation)	1,172.8	1,221.2	1,382.7
Dilutive effect of outstanding common stock options and RSUs	9.0	12.0	11.9
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,181.8	1,233.2	1,394.6
EPS — basic	$0.79	$2.95	$3.27
EPS — diluted	$0.79	$2.92	$3.24
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. As of September 27, 2020 and September 29, 2019, we had no out-of-the-money stock options compared to 14.1 million as of September 30, 2018.
Note 16:    Commitments and Contingencies
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation will be effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. At the status conference on August 25, 2020, the trial judge granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. The Notice of Entry of Judgment from the court was served on October 6, 2020. The plaintiff has not yet filed a Notice of Appeal. Starbucks believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible. Accordingly, no loss contingency was recorded for this matter.

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
We have three reportable operating segments: 1) Americas, which is inclusive of the U.S., Canada and Latin America; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, the Middle East and Africa; and 3) Channel Development.
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
Consolidated revenue mix by product type(1) (in millions):

Fiscal Year Ended	Sep 27, 2020		Sep 29, 2019		Sep 30, 2018
Beverage(2)	$14,337.5	61%	$15,921.2	60%	$14,463.1	59%
Food(3)	3,799.2	16%	4,336.3	16%	3,986.5	16%
Other(4)	5,381.3	23%	6,251.1	24%	6,269.9	25%
Total	$23,518.0	100%	$26,508.6	100%	$24,719.5	100%
(1)     Certain prior period amounts have been reclassified to conform to current year presentation.
(2)     Beverage represents sales within our company-operated stores.
(3)     Food includes sales within our company-operated stores.
(4)     “Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, serveware and ready-to-drink beverages, among other items.
Information by geographic area (in millions):

Fiscal Year Ended	Sep 27, 2020	Sep 29, 2019	Sep 30, 2018
Net revenues:
United States	$16,879.8	$18,622.7	$17,409.4
China	2,582.8	2,872.0	2,355.8
Other countries	4,055.4	5,013.9	4,954.3
Total	$23,518.0	$26,508.6	$24,719.5

Long-lived assets:
United States	$12,624.9	$7,330.2	$5,635.9
China	4,425.6	3,279.8	3,474.6
Other countries	4,517.6	2,955.7	2,551.7
Total	$21,568.1	$13,565.7	$11,662.2
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada and the U.K., which together account for approximately 78% of net revenues from other countries for fiscal 2020.
Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

Operating income represents earnings before other income and expenses and income taxes. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash and cash equivalents, ROU assets, net property, plant and equipment, equity and cost investments, goodwill and other intangible assets. Assets not attributed to reportable operating segments are corporate assets and are primarily comprised of cash and cash equivalents available for general corporate purposes, investments, assets of the corporate headquarters and roasting facilities and inventory.
The table below presents financial information for our reportable operating segments and Corporate and Other segment for the years ended September 27, 2020, September 29, 2019 and September 30, 2018.

(in millions)	Americas	International	Channel Development	Corporate and Other	Total
Fiscal 2020
Total net revenues	$16,379.2	$5,147.6	$1,925.0	$66.2	$23,518.0
Depreciation and amortization expenses	762.0	518.4	1.2	149.7	1,431.3
Income from equity investees	—	102.3	220.2	—	322.5
Operating income/(loss)	1,825.3	354.0	687.2	(1,304.8)	1,561.7
Total assets	$10,717.4	$9,449.7	$165.0	$9,042.4	$29,374.5

Fiscal 2019
Total net revenues	$18,259.0	$6,190.7	$1,992.6	$66.3	$26,508.6
Depreciation and amortization expenses	696.1	511.5	13.0	156.7	1,377.3
Income from equity investees	—	102.4	195.6	—	298.0
Operating income/(loss)	3,782.8	964.7	697.5	(1,367.1)	4,077.9
Total assets	$4,446.7	$6,724.6	$132.2	$7,916.1	$19,219.6

Fiscal 2018
Total net revenues	$16,748.6	$5,551.2	$2,297.3	$122.4	$24,719.5
Depreciation and amortization expenses	641.0	447.6	1.3	157.1	1,247.0
Income from equity investees	—	117.4	183.8	—	301.2
Operating income/(loss)	3,485.2	872.8	927.1	(1,401.8)	3,883.3
Total assets	$4,473.7	$6,361.9	$148.2	$13,172.6	$24,156.4

Note 18:    Selected Quarterly Financial Information (unaudited; in millions, except EPS)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2020:
Net revenues	$7,097.1	$5,995.7	$4,222.1	$6,203.1	$23,518.0
Operating income/(loss)	1,219.8	487.4	(703.9)	558.3	1,561.7
Net earnings/(loss) attributable to Starbucks	885.7	328.4	(678.4)	392.6	928.3
Earnings/(loss) per share — diluted	0.74	0.28	(0.58)	0.33	0.79
Fiscal 2019:
Net revenues	$6,632.7	$6,305.9	$6,823.0	$6,747.0	$26,508.6
Operating income	1,015.7	857.7	1,121.3	1,083.3	4,077.9
Net earnings attributable to Starbucks	760.6	663.2	1,372.8	802.9	3,599.2
Earnings per share — diluted	0.61	0.53	1.12	0.67	2.92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 27, 2020 and September 29, 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for each of the three years in the period ended September 27, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2020 and September 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principle
As discussed in Notes 1 and 10 to the financial statements, the Company changed its method of accounting for leases effective September 30, 2019, due to adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 842, Leases. The Company adopted the new lease standard using the transition method provided in Accounting Standards Updated (ASU) No. 2018-11 such that prior period amounts are not adjusted and continue to be reported in accordance with ASC 840, Leases. The adoption of the new leasing standard is also communicated as a critical audit matter below.
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
Leases — Incremental Borrowing Rate Used in Adoption of ASC 842 - Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
The Company adopted the provisions of ASC 842, Leases, as of September 30, 2019. In doing so, the Company recorded lease liabilities for the present value of its leases of $9.0 billion and corresponding right-of-use (ROU) assets of $8.4 billion. The Company has disclosed the impact of adoption in Note 1 to its 2020 financial statements. In determining the lease liabilities and ROU assets, the Company derived market and term-specific incremental borrowing rates (IBRs) to calculate the present value of its lease payments. The determination of an IBR for each lease, requires management to consider a combination of factors, including its credit-adjusted risk-free interest rate, the risk profile and funding cost of the specific geographic market of the lease, the lease term and the effect of adjusting the rate to reflect consideration of collateral.

Given the company-specific factors and judgments in the model used by management to develop the IBRs for its leases at adoption, the auditing of the IBRs involved a high degree of auditor judgment, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the IBRs used in the adoption of ASC 842, which thereby determined the adoption disclosed in the September 27, 2020 financial statements, included the following, among others:
•We tested the effectiveness of controls over the determination and calculation of the IBRs.
•With the assistance of our fair value specialists, we evaluated the methods and assumptions used by management to estimate the IBRs and tested the inputs used by management to develop the IBRs.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 12, 2020
We have served as the Company's auditor since 1987.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
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
During the fourth quarter of fiscal 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 27, 2020).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 27, 2020.
Our internal control over financial reporting as of September 27, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 27, 2020, of the Company and our report dated November 12, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 842, Leases.
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
/s/ Deloitte & Touche LLP
Seattle, Washington
November 12, 2020

Item 9B.Other Information
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Beneficial Ownership of Common Stock,” “Corporate Governance” and “Corporate Governance — Audit and Compliance Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 17, 2021 (the “Proxy Statement”).

Item 11.Executive Compensation
The information required by this item is incorporated by reference to the section entitled “Executive Compensation,” in the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” in the Proxy Statement.

Item 13.Certain Relationships, Related Transactions and Director Independence
The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance — Affirmative Determinations Regarding Director Independence and Other Matters” in the Proxy Statement.

Item 14.Principal Accounting Fees and Services
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

PART IV

Item 15.Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:
1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:
•Consolidated Statements of Earnings for the fiscal years ended September 27, 2020, September 29, 2019, and September 30, 2018;
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 27, 2020, September 29, 2019, and September 30, 2018;
•Consolidated Balance Sheets as of September 27, 2020 and September 29, 2019;
•Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2020, September 29, 2019, and September 30, 2018;
•Consolidated Statements of Equity for the fiscal years ended September 27, 2020, September 29, 2019, and September 30, 2018;
•Notes to Consolidated Financial Statements; and
•Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Transaction Agreement, dated as of May 6, 2018 by and between Starbucks Corporation and Nestlé S.A.	8-K	0-20322	5/7/2018	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	6/5/2018	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	S-3ASR	333-213645	9/15/2016	4.1
4.2	First Supplemental Indenture, dated March 17, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services, DAC, UK Branch, as paying agent (0.372% Senior Notes due 2024)	8-K	0-20322	3/20/2017	4.2
4.3	Form of 0.372% Senior Note due March 15, 2024	8-K	0-20322	3/20/2017	4.3
4.4	Second Supplemental Indenture, dated as of November 22, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.200% Senior Notes due 2020 and 3.750% Senior Notes due 2047)	8-K	0-20322	11/22/2017	4.2
4.5	Form of 2.200% Senior Notes due November 22, 2020 (included in Exhibit 4.2)	8-K	0-20322	11/22/2017	4.3
4.6	Form of 3.750% Senior Notes due December 1, 2047 (included in Exhibit 4.2)	8-K	0-20322	11/22/2017	4.4
4.7	Third Supplemental Indenture, dated as of February 28, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.100% Senior Notes due 2023 and 3.500% Senior Notes due 2028)	8-K	0-20322	2/28/2018	4.2
4.8	Form of 3.100% Senior Notes due March 1, 2023	8-K	0-20322	2/28/2018	4.3
4.9	Form of 3.500% Senior Notes due March 1, 2028	8-K	0-20322	2/28/2018	4.4
4.10	Fourth Supplemental Indenture, dated as of August 10, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.800% Senior Notes due 2025, 4.000% Senior Notes due 2028 and 4.500% Senior Notes due 2048)	8-K	0-20322	8/10/2018	4.2
4.11	Form of 3.800% Senior Notes due August 15, 2025	8-K	0-20322	8/10/2018	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.12	Form of 4.000% Senior Notes due November 15, 2028	8-K	0-20322	8/10/2018	4.4
4.13	Form of 4.500% Senior Notes due November 15, 2048	8-K	0-20322	8/10/2018	4.5
4.14	Fifth Supplemental Indenture, dated as of May 13, 2019, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.550% Senior Notes due 2029 and 4.450% Senior Notes due 2049)	8-K	0-20322	5/13/2019	4.2
4.15	Form on 3.550% Senior Notes due August 15, 2029 (included in Exhibit 4.2)	8-K	0-20322	5/13/2019	4.3
4.16	Form on 4.450% Senior Notes due August 15, 2049 (included in Exhibit 4.2)	8-K	0-20322	5/13/2019	4.4
4.17	Sixth Supplemental Indenture, dated as of March 12, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.000% Senior Notes due 2027, 2.250% Senior Notes due 2030 and 3.350% Senior Notes due 2050)	8-K	0-20322	3/12/2020	4.2
4.18	Form of 2.000% Senior Notes due March 12, 2027 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.3
4.19	Form of 2.250% Senior Notes due March 12, 2030 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.4
4.20	Form of 3.350% Senior Notes due March 12, 2050 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.5
4.21	Seventh Supplemental Indenture, dated as of May 7, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (1.300% Senior Notes due 2022, 2.550% Senior Notes due 2030 and 3.500% Senior Notes due 2050)	8-K	0-20322	5/7/2020	4.2
4.22	Form of 1.300% Senior Notes due May 7, 2022 (included in Exhibit 4.2)	8-K	0-20322	5/7/2020	4.3
4.23	Form of 2.550% Senior Notes due November 15, 2030 (included in Exhibit 4.2)	8-K	0-20322	5/7/2020	4.4
4.24	Form of 3.500% Senior Notes due November 15, 2050 (included in Exhibit 4.2)	8-K	0-20322	5/7/2020	4.5
4.25	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.26	Second Supplemental Indenture, dated as of September 6, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (3.850% Senior Notes due October 1, 2023)	8-K	0-20322	9/6/2013	4.2
4.27	Form of 3.850% Senior Notes due October 1, 2023	8-K	0-20322	9/6/2013	4.3
4.28	Third Supplemental Indenture, dated as of December 5, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (0.875% Senior Notes due 2016 and 2.000% Senior Notes due 2018)	8-K	0-20322	12/5/2013	4.2
4.29	Form of 2.000% Senior Notes due December 5, 2018	8-K	0-20322	12/5/2013	4.4
4.30	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.700% Senior Notes due June 15, 2022 and 4.300% Senior Notes due June 15, 2045)	8-K	0-20322	6/10/2015	4.2
4.31	Form of 2.700% Senior Notes due June 15, 2022	8-K	0-20322	6/10/2015	4.3
4.32	Form of 4.300% Senior Notes due June 15, 2045	8-K	0-20322	6/10/2015	4.4
4.33	Fifth Supplemental Indenture, dated as of February 4, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.100% Senior Notes due February 4, 2021)	8-K	0-20322	2/4/2016	4.2
4.34	Form of 2.100% Senior Notes due February 4, 2021	8-K	0-20322	2/4/2016	4.3
4.35	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 15, 2026)	8-K	0-20322	5/16/2016	4.4
4.36	Form of 2.450% Senior Notes due June 15, 2026	8-K	0-20322	5/16/2016	4.5
4.37	Description of Securities	10-K	0-20322	11/15/2019	4.29
10.1*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	8/1/2017	10.1
10.2*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated on June 25, 2019	10-Q	0-20322	7/30/2019	10.1
10.3*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.4*	Fifth Amendment to Starbucks Corporation Management Deferred Compensation Plan	10-Q	0-20322	7/28/2020	10.1
10.5*	Starbucks Corporation UK Share Save Plan	10-K	0-20322	12/23/2003	10.9
10.6*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011, as amended and restated effective September 11, 2018	10-K	0-20322	11/16/2018	10.5
10.7*	Starbucks Corporation UK Share Incentive Plan, as amended and restated effective November 14, 2006	10-K	0-20322	12/14/2006	10.12
10.8*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013, as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date, and as amended and restated by the Board on September 11, 2018	10-K	0-20322	11/16/2018	10.7
10.9*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.10*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 11, 2018	10-K	0-20322	11/16/2018	10.9
10.11*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.14
10.12*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	4/26/2016	10.2
10.13*	Form of Restricted Stock Unit Grant Agreement under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	4/26/2016	10.3
10.14	Credit Agreement, dated October 25, 2017, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.	8-K	0-20322	10/30/2017	10.1
10.15	First Amendment to Credit Agreement, dated May 27, 2020, among Starbucks Corporation, each Lender under the Credit Agreement that is a party thereto, and the Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer	10-Q	0-20322	7/28/2020	10.2
10.16
Description of Extension, dated as of October 23, 2019, to the Amended and Restated 364-Day Credit Agreement, dated as of October 24, 2018, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent and Swing Line Lender and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.
		8-K	0-20322	10/25/2019
10.17	First Amendment to Amended and Restated 364-Day Credit Agreement, dated May 27, 2020, among Starbucks Corporation, each Lender under the Credit Agreement that is a party thereto, and the Bank of America, N.A., as Administrative Agent and Swing Line Lender	10-Q	0-20322	7/28/2020	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.18	Second Amended and Restated 364-Day Credit Agreement, dated September 23, 2020, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent and Swing Line Lender and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.	8-K	0-20322	9/24/2020	10.1
10.19	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	0-20322	7/29/2016	10.1
10.20*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.21
10.21*	Form of Global Key Employee Restricted Stock Unit Grant Agreement	10-K	0-20322	11/17/2017	10.24
10.22*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Effective November 2019)	10-K	0-20322	11/15/2019	10.22
10.23*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - No Retirement Vesting (Effective November 2020)					X
10.24*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - Retirement Vesting (Effective November 2020)					X
10.25*	Form of Global Key Employee Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/17/2017	10.25
10.26*	Form of Global Key Employee Performance-Based Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/16/2018	10.23
10.27*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based - No Retirement Vesting)	10-K	0-20322	11/17/2017	10.26
10.28*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based - Retirement Vesting) (Effective November 2019)	10-K	0-20322	11/15/2019	10.26
10.29*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based - Retirement Vesting) (Effective November 2020)					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.30*	Letter Agreement dated November 30, 2009 between Starbucks Corporation and John Culver	10-Q	0-20322	2/2/2010	10.3
10.31*	Letter Agreement dated May 16, 2012 between Starbucks Corporation and Lucy Lee Helm	10-K	0-20322	11/14/2014	10.33
10.32*	Offer Letter dated March 23, 2017 between Starbucks Corporation and Kevin Johnson	10-Q	0-20322	5/2/2017	10.1
10.33*	Executive Long-Term Incentive Agreement dated December 9, 2019 between Starbucks Corporation and Kevin R. Johnson	10-Q	0-20322	1/28/2020	10.1
10.34*	Offer Letter dated August 23, 2017 between Starbucks Corporation and Rosalind Brewer	8-K	0-20322	9/6/2017	10.1
10.35*	Executive Long-Term Incentive Agreement dated December 9, 2019 by and between Starbucks Corporation and Rosalind G. Brewer	10-Q	0-20322	1/28/2020	10.2
10.36*	Offer Letter dated October 5, 2018 between Starbucks Corporation and Patrick J. Grismer	8-K	0-20322	10/9/2018	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	__	__	__	__	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101	The following financial statements from the Company’s 10-K for the fiscal year ended September 27, 2020, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

November 12, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 12, 2020.

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