Form 10-Q
period 2020-12-27
STARBUCKS CORP
filed 2021-01-26
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2020
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

Shares Outstanding as of January 20, 2021
1,177.3 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 27, 2020

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019
Net revenues:
Company-operated stores	$5,726.5	$5,780.7
Licensed stores	613.8	792.0
Other	409.1	524.4
Total net revenues	6,749.4	7,097.1
Product and distribution costs	2,049.1	2,236.4
Store operating expenses	2,867.3	2,821.5
Other operating expenses	91.8	101.8
Depreciation and amortization expenses	366.1	351.0
General and administrative expenses	472.1	434.2
Restructuring and impairments	72.2	6.3
Total operating expenses	5,918.6	5,951.2
Income from equity investees	82.7	73.9
Operating income	913.5	1,219.8
Interest income and other, net	15.5	15.9
Interest expense	(120.7)	(91.9)
Earnings before income taxes	808.3	1,143.8
Income tax expense	186.1	258.5
Net earnings including noncontrolling interests	622.2	885.3
Net loss attributable to noncontrolling interests	—	(0.4)
Net earnings attributable to Starbucks	$622.2	$885.7
Earnings per share - basic	$0.53	$0.75
Earnings per share - diluted	$0.53	$0.74
Weighted average shares outstanding:
Basic	1,175.0	1,180.4
Diluted	1,183.0	1,191.0

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019
Net earnings including noncontrolling interests	$622.2	$885.3
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(0.5)	(0.1)
Tax (expense)/benefit	0.1	—
Unrealized gains/(losses) on cash flow hedging instruments	7.7	32.4
Tax (expense)/benefit	(2.9)	(6.6)
Unrealized gains/(losses) on net investment hedging instruments	(30.2)	23.7
Tax (expense)/benefit	7.6	(6.0)
Translation adjustment and other	238.7	76.1
Tax (expense)/benefit	—	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(3.6)	(10.7)
Tax expense/(benefit)	1.8	2.3
Other comprehensive income/(loss)	218.7	111.1
Comprehensive income including noncontrolling interests	840.9	996.4
Comprehensive income/(loss) attributable to noncontrolling interests	—	(0.4)
Comprehensive income attributable to Starbucks	$840.9	$996.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 27, 2020	Sep 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,028.1	$4,350.9
Short-term investments	235.5	281.2
Accounts receivable, net	888.0	883.4
Inventories	1,471.5	1,551.4
Prepaid expenses and other current assets	734.4	739.5
Total current assets	8,357.5	7,806.4
Long-term investments	190.9	206.1
Equity investments	496.0	478.7
Property, plant and equipment, net	6,177.9	6,241.4
Operating lease, right-of-use asset	8,199.4	8,134.1
Deferred income taxes, net	1,792.4	1,789.9
Other long-term assets	541.1	568.6
Other intangible assets	506.4	552.1
Goodwill	3,706.8	3,597.2
TOTAL ASSETS	$29,968.4	$29,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,050.6	$997.9
Accrued liabilities	1,616.9	1,160.7
Accrued payroll and benefits	685.3	696.0
Income taxes payable	149.7	98.2
Current portion of operating lease liability	1,267.6	1,248.8
Stored value card liability and current portion of deferred revenue	1,871.2	1,456.5
Short-term debt	492.6	438.8
Current portion of long-term debt	750.0	1,249.9
Total current liabilities	7,883.9	7,346.8
Long-term debt	14,673.5	14,659.6
Operating lease liability	7,754.5	7,661.7
Deferred revenue	6,597.7	6,598.5
Other long-term liabilities	962.8	907.3
Total liabilities	37,872.4	37,173.9
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,177.2 and 1,173.3 shares, respectively	1.2	1.2
Additional paid-in capital	488.6	373.9
Retained deficit	(8,253.6)	(7,815.6)
Accumulated other comprehensive loss	(145.9)	(364.6)
Total shareholders’ deficit	(7,909.7)	(7,805.1)
Noncontrolling interests	5.7	5.7
Total deficit	(7,904.0)	(7,799.4)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$29,968.4	$29,374.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$622.2	$885.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	388.4	369.2
Deferred income taxes, net	(6.1)	10.4
Income earned from equity method investees	(69.0)	(62.9)
Distributions received from equity method investees	77.2	64.3
Stock-based compensation	99.3	90.3
Non-cash lease costs	308.3	294.9
Loss on retirement and impairment of assets	132.6	12.7
Other	(10.2)	(7.6)
Cash provided by changes in operating assets and liabilities:
Accounts receivable	19.6	(22.9)
Inventories	90.1	122.8
Prepaid expenses and other current assets	5.2	(28.5)
Income taxes payable	56.9	125.1
Accounts payable	24.8	(110.3)
Deferred revenue	398.9	426.7
Operating lease liability	(314.8)	(301.6)
Other operating assets and liabilities	12.3	(31.8)
Net cash provided by operating activities	1,835.7	1,836.1
INVESTING ACTIVITIES:
Purchases of investments	(135.5)	(38.0)
Sales of investments	91.2	64.6
Maturities and calls of investments	113.7	1.3
Additions to property, plant and equipment	(324.2)	(394.3)
Other	(17.7)	(19.9)
Net cash used in investing activities	(272.5)	(386.3)
FINANCING ACTIVITIES:
Net proceeds from issuance of commercial paper	—	398.9
Net proceeds from issuance of short-term debt	192.9	99.0
Repayments of short-term debt	(144.7)	—
Repayments of long-term debt	(500.0)	—
Proceeds from issuance of common stock	102.8	33.1
Cash dividends paid	(528.2)	(484.2)
Repurchase of common stock	—	(1,091.4)
Minimum tax withholdings on share-based awards	(88.6)	(78.4)
Net cash used in financing activities	(965.8)	(1,123.0)
Effect of exchange rate changes on cash and cash equivalents	79.8	27.1
Net increase in cash and cash equivalents	677.2	353.9
CASH AND CASH EQUIVALENTS:
Beginning of period	4,350.9	2,686.6
End of period	$5,028.1	$3,040.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$130.0	$87.2
Income taxes	$109.4	$92.1
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarters Ended December 27, 2020 and December 29, 2019
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
Cumulative effect of adoption of new accounting guidance	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Net earnings	—	—	—	622.2	—	622.2	—	622.2
Other comprehensive income/(loss)	—	—	—	—	218.7	218.7	—	218.7
Stock-based compensation expense	—	—	100.5	—	—	100.5	—	100.5
Exercise of stock options/vesting of RSUs	3.8	—	4.0	—	—	4.0	—	4.0
Sale of common stock	0.1	—	10.2	—	—	10.2	—	10.2
Cash dividends declared, $0.90 per share	—	—	—	(1,058.0)	—	(1,058.0)	—	(1,058.0)
Balance, December 27, 2020	1,177.2	$1.2	$488.6	$(8,253.6)	$(145.9)	$(7,909.7)	$5.7	$(7,904.0)

Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
Cumulative effect of adoption of new accounting guidance	—	—	—	12.5	4.8	17.3	—	17.3
Net earnings/(loss)	—	—	—	885.7	—	885.7	(0.4)	885.3
Other comprehensive income/(loss)	—	—	—	—	111.1	111.1	—	111.1
Stock-based compensation expense	—	—	91.3	—	—	91.3	—	91.3
Exercise of stock options/vesting of RSUs	2.8	—	(54.1)	—	—	(54.1)	—	(54.1)
Sale of common stock	0.1	—	8.9	—	—	8.9	—	8.9
Repurchase of common stock	(13.0)	—	(46.1)	(1,061.8)	—	(1,107.9)	—	(1,107.9)
Cash dividends declared, $0.41 per share	—	—	—	(480.0)	—	(480.0)	—	(480.0)
Balance, December 29, 2019	1,174.5	$1.2	$41.1	$(6,414.8)	$(387.4)	$(6,759.9)	$0.8	$(6,759.1)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of December 27, 2020, and for the quarters ended December 27, 2020 and December 29, 2019, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 27, 2020 and December 29, 2019 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
The financial information as of September 27, 2020 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 27, 2020 (“fiscal 2020”) included in Item 8 in the Fiscal 2020 Annual Report on Form 10-K (“10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 27, 2020 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2021 (“fiscal 2021”). Additionally, our 2021 fiscal year will include 53 weeks, with the 53rd week falling in the fourth fiscal quarter.
The novel coronavirus, known as the global pandemic COVID-19, was first identified in December 2019 before spreading to markets where we have company-operated or licensed stores. We have since established the necessary protocols to operate safely, and our businesses continue to recover. As of the end of the first quarter of fiscal 2021, nearly all our company-operated and licensed stores have re-opened; however, many were operating at less than full capacity.
Government Subsidies
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) to help employers offset a portion of their employee wages for a limited period. We elected to treat qualified government subsidies from the U.S., Canada and other governments as offsets to the related operating expenses. During the first quarter of fiscal 2021, qualified payroll credits reduced our store operating expenses by $19.8 million on our consolidated statement of earnings. After netting the qualified U.S. payroll tax credits against our payroll tax payable, a receivable of $149.3 million was included in prepaid expenses and other current assets as of December 27, 2020. During the first fiscal quarter of fiscal 2021, we deferred $76.5 million of qualified payroll tax payments, and as of December 27, 2020, deferred payroll tax payments of $227.5 million were included in other long-term liabilities on our consolidated balance sheets.
Restructuring
In fiscal 2020, we announced a plan to optimize our North America store portfolio, primarily in dense metropolitan markets by blending store formats to better cater to changing customer tastes and preferences. As of December 27, 2020, we expect the total number of closures to be approximately 800 stores in the U.S. and Canada. As of December 27, 2020, we have identified 713 stores for closure under our restructuring plans, and as a result we recorded approximately $72.2 million to restructuring and impairments on our consolidated statement of earnings. Of this total, $42.6 million related to the impairment of store assets for which either a triggering event occurred and the assets were determined not to be recoverable or the store was permanently closed. An additional $29.6 million was associated with accelerated amortization of right-of-use (“ROU”) lease assets due to planned store closures prior to the end of contractual lease terms. For impaired store asset groups, we estimated the fair values using an income approach incorporating internal projections of revenue growth and operating expenses that are considered Level 3 fair value measurements, as well as applicable discount rates and market lease rates. The application of these projections and fair value measurements did not have a significant impact on our final impairment decisions given that we plan to fully exit the majority of these identified stores over the next 9 to 12 months.
We expect total future restructuring costs, which are attributable to our Americas segment, to be approximately $100 million to $120 million. These restructuring costs include accelerated amortization or impairments of ROU assets due to planned store closures prior to the end of contractual lease terms ($90 million to $100 million), store impairment and disposal costs not previously recorded as part of our ongoing store impairment process ($10 million to $15 million), with the remaining amount related to employee termination costs. As we have previously recorded impairment charges for stores that may be identified for closure under our plans, and because store closure decisions are still subject to change, the final costs associated with these store closures may vary from these estimates. These costs will depend on the asset carrying value and remaining lease term of the specific stores identified. Future restructuring costs are expected to be incurred primarily over the next 9 to 12 months as stores are specifically identified for closure or, in the case of lease exit costs, either when a store ceases operations or when a reduced lease term is reasonably certain due to expected, early lease termination.
As of December 27, 2020, restructuring liabilities totaling $24.4 million were included in current and non-current operating lease liability for the remaining outstanding rent liabilities due to landlords. The associated expense was recognized in fiscal 2020 or during the first quarter of fiscal 2021 for stores that were either closed or reasonably certain to close in fiscal 2021. Additionally, $14.9 million of accrued employee termination costs is included in accrued payroll and benefits. Cash payments were immaterial for the first quarter of fiscal 2021.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued guidance replacing the incurred loss impairment methodology with a new methodology that reflects current expected credit losses on financial assets, including receivables and available-for-sale securities. The new methodology requires entities to estimate and recognize expected credit losses each reporting period. The guidance was adopted during the first quarter of fiscal 2021 under the modified retrospective approach which included a $2.2 million transition adjustment to opening shareholders' retained deficit on our consolidated statements of equity upon adoption.
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

Commodities
Depending on market conditions, we may enter into coffee forward contracts, futures contracts and collars to hedge anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 4, Inventories, or our longer-dated forecasted coffee demand where underlying fixed price and price-to-be-fixed contracts are not yet available. The resulting gains and losses are recorded in AOCI and are subsequently reclassified to product and distribution costs when the hedged exposure affects net earnings.
Depending on market conditions, we may also enter into dairy forward contracts and futures contracts to hedge a portion of anticipated cash flows under our dairy purchase contracts and our forecasted dairy demand. The resulting gains or losses are recorded in AOCI and are subsequently reclassified to product and distribution costs when the hedged exposure affects net earnings.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. There was no such significant cash flow hedge dedesignations in the periods presented.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Dec 27, 2020	Sep 27, 2020
Cash Flow Hedges:
Coffee	$7.4	$(2.5)	$1.0	12
Cross-currency swaps	5.6	5.2	—	47
Dairy	0.4	0.5	0.4	8
Foreign currency - other	(15.4)	5.3	(6.4)	33
Interest rates	(73.5)	(90.6)	(1.2)	142
Net Investment Hedges:
Cross-currency swaps	17.9	32.6	—	105
Foreign currency	16.0	16.0	—	0
Foreign currency debt	(47.4)	(37.1)	—	39

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Dec 27, 2020	Dec 29, 2019	Dec 27, 2020	Dec 29, 2019
Cash Flow Hedges:
Coffee	$12.0	$11.0	$0.7	$—	Product and distribution costs
Cross-currency swaps	(3.4)	6.2	1.0	(0.2)	Interest expense
			(4.8)	5.6	Interest income and other, net
Dairy	2.5	(0.1)	2.6	—	Product and distribution costs
Foreign currency - other	(25.9)	(4.7)	—	1.7	Licensed stores revenues
			—	(0.3)	Product and distribution costs
Interest rates	22.5	20.0	(0.6)	0.8	Interest expense
Net Investment Hedges:
Cross-currency swaps	(16.5)	10.7	3.2	3.3	Interest expense
Foreign currency debt	(13.7)	13.0	—	—
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended
		Dec 27, 2020	Dec 29, 2019
Non-Designated Derivatives:
Diesel fuel and other commodities	Interest income and other, net	$1.2	$0.9
Foreign currency - other	Interest income and other, net	(0.8)	3.4
Fair Value Hedges:
Interest rate swap	Interest expense	0.4	(10.9)
Long-term debt (hedged item)	Interest expense	2.9	4.2
Notional amounts of outstanding derivative contracts (in millions):

	Dec 27, 2020	Sep 27, 2020
Coffee	$109	$63
Cross-currency swaps	854	870
Dairy	44	61
Diesel fuel and other commodities	11	5
Foreign currency - other	1,000	1,140
Interest rate swap	1,750	1,750

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Dec 27, 2020	Sep 27, 2020
Designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	$13.6	$2.6
Cross-currency swaps	Other long-term assets	17.3	37.7
Dairy	Prepaid expenses and other current assets	1.7	2.1
Foreign currency - other	Prepaid expenses and other current assets	1.8	8.6
	Other long-term assets	0.3	3.8
Interest rate swap	Other long-term assets	35.9	45.8
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.9	—
Foreign currency	Prepaid expenses and other current assets	6.7	2.3

		Derivative Liabilities
	Balance Sheet Location	Dec 27, 2020	Sep 27, 2020
Designated Derivative Instruments:
Coffee	Accrued liabilities	$—	$1.4
	Other long-term liabilities	—	0.1
Cross-currency swaps	Other long-term liabilities	9.9	7.3
Dairy	Accrued liabilities	1.3	1.4
Foreign currency - other	Accrued liabilities	10.3	1.6
	Other long-term liabilities	10.7	2.6
Interest rates	Other long-term liabilities	46.8	69.3
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	0.2	1.7
Foreign currency	Accrued liabilities	1.4	1.2
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Dec 27, 2020	Sep 27, 2020	Dec 27, 2020	Sep 27, 2020
Location on the balance sheet
Long-term debt	$782.7	$785.6	$32.7	$35.6
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 3: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at December 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$5,028.1	$5,028.1	$—	$—
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	1.6	—	1.6	—
Commercial paper	71.8	—	71.8	—
Corporate debt securities	78.5	—	78.5	—
Mortgage and other asset-backed securities	16.7	—	16.7	—
State and local government obligations	1.0	—	1.0	—
Total available-for-sale debt securities	169.6	—	169.6	—
Marketable equity securities	65.9	65.9	—	—
Total short-term investments	235.5	65.9	169.6	—
Prepaid expenses and other current assets:
Derivative assets	24.7	14.6	10.1	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.7	—	—	5.7
Corporate debt securities	82.6	—	82.6	—
Mortgage and other asset-backed securities	9.8	—	9.8	—
State and local government obligations	2.6	—	2.6	—
U.S. government treasury securities	90.2	90.2	—	—
Total long-term investments	190.9	90.2	95.0	5.7
Other long-term assets:
Derivative assets	53.5	—	53.5	—
Total assets	$5,532.7	$5,198.8	$328.2	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$13.2	$0.8	$12.4	$—
Other long-term liabilities:
Derivative liabilities	67.4	—	67.4	—
Total liabilities	$80.6	$0.8	$79.8	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,350.9	$4,350.9	$—	$—
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	1.6	—	1.6	—
Commercial paper	66.8	—	66.8	—
Corporate debt securities	123.6	—	123.6	—
Foreign government obligations	8.5	—	8.5	—
Mortgage and other asset-backed securities	15.8	—	15.8	—
Total available-for-sale debt securities	216.3	—	216.3	—
Marketable equity securities	64.9	64.9	—	—
Total short-term investments	281.2	64.9	216.3	—
Prepaid expenses and other current assets:
Derivative assets	15.6	3.6	12.0	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.7	—	—	5.7
Corporate debt securities	82.6	—	82.6	—
Mortgage and other asset-backed securities	19.3	—	19.3	—
State and local government obligations	3.6	—	3.6	—
U.S. government treasury securities	94.9	94.9	—	—
Total long-term investments	206.1	94.9	105.5	5.7
Other long-term assets:
Derivative assets	87.3	—	87.3	—
Total assets	$4,941.1	$4,514.3	$421.1	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$7.3	$1.9	$5.4	$—
Other long-term liabilities:
Derivative liabilities	79.3	0.1	79.2	—
Total liabilities	$86.6	$2.0	$84.6	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of December 27, 2020 and September 27, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During our first quarter of fiscal 2021, we recorded asset impairment charges, primarily related to restructuring efforts for our North America store portfolio. See Note 1, Summary of Significant Accounting Policies, for further discussion.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt. There were no material fair value adjustments during the quarters ended December 27, 2020 and December 29, 2019.
Note 4: Inventories (in millions):

	Dec 27, 2020	Sep 27, 2020
Coffee:
Unroasted	$625.8	$664.7
Roasted	226.9	223.5
Other merchandise held for sale	282.0	293.9
Packaging and other supplies	336.8	369.3
Total	$1,471.5	$1,551.4
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of December 27, 2020, we had committed to purchasing green coffee totaling $809 million under fixed-price contracts and an estimated $554 million under price-to-be-fixed contracts. We expect to take physical delivery for these contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 5: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Prepaid Expenses and Other Current Assets

	Dec 27, 2020	Sep 27, 2020
Income tax receivable	$332.6	$356.9
Government subsidies receivable	149.3	155.1
Other prepaid expenses and current assets	252.5	227.5
Total prepaid expenses and current assets	$734.4	$739.5

Property, Plant and Equipment, net

	Dec 27, 2020	Sep 27, 2020
Land	$46.2	$46.0
Buildings	597.4	586.8
Leasehold improvements	8,231.7	8,262.6
Store equipment	2,817.0	2,800.3
Roasting equipment	805.6	796.6
Furniture, fixtures and other	1,274.7	1,285.7
Work in progress	335.8	377.3
Property, plant and equipment, gross	14,108.4	14,155.3
Accumulated depreciation	(7,930.5)	(7,913.9)
Property, plant and equipment, net	$6,177.9	$6,241.4
Accrued Liabilities

	Dec 27, 2020	Sep 27, 2020
Accrued occupancy costs	$79.9	$76.9
Accrued dividends payable	529.7	—
Accrued capital and other operating expenditures	629.2	677.2
Self-insurance reserves	221.2	243.9
Accrued business taxes	156.9	162.7
Total accrued liabilities	$1,616.9	$1,160.7

Store Operating Expenses

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019
Wages and benefits	$1,606.2	$1,598.0
Occupancy costs	628.1	618.7
Other expenses	633.0	604.8
Total store operating expenses	$2,867.3	$2,821.5

Note 6: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Dec 27, 2020	Sep 27, 2020
Trade names, trademarks and patents	$95.4	$95.0

Finite-Lived Intangible Assets

	Dec 27, 2020			Sep 27, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,157.3	$(845.3)	$312.0	$1,116.1	$(765.0)	$351.1
Acquired trade secrets and processes	27.6	(22.7)	4.9	27.6	(22.0)	5.6
Trade names, trademarks and patents	125.1	(37.1)	88.0	124.8	(32.1)	92.7
Licensing agreements	16.9	(15.9)	1.0	16.6	(15.0)	1.6
Other finite-lived intangible assets	23.7	(18.6)	5.1	22.8	(16.7)	6.1
Total finite-lived intangible assets	$1,350.6	$(939.6)	$411.0	$1,307.9	$(850.8)	$457.1
Amortization expense for finite-lived intangible assets was $61.2 million for the quarter ended December 27, 2020 and $54.1 million for the quarter ended December 29, 2019, respectively.
Estimated future amortization expense as of December 27, 2020 (in millions):

Fiscal Year	Total
2021 (excluding the quarter ended December 27, 2020)	$165.4
2022	190.8
2023	19.7
2024	19.1
2025	13.2
Thereafter	2.8
Total estimated future amortization expense	$411.0
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 27, 2020	$496.5	$3,065.0	$34.7	$1.0	$3,597.2
Other(1)	1.0	108.6	—	—	109.6
Goodwill balance at December 27, 2020	$497.5	$3,173.6	$34.7	$1.0	$3,706.8
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
Note 7: Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of December 27, 2020, we had $299.7 million of borrowings outstanding under the program, net of unamortized discount, of which the majority matures in the second quarter of fiscal 2021.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥10 billion, or $96.5 million, facility is currently set to mature on March 26, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.

•A ¥10 billion, or $96.5 million, facility is currently set to mature on October 29, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
•A ¥5 billion, or $48.2 million, facility is currently set to mature on December 30, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
As of December 27, 2020, we had ¥20 billion , or $192.9 million, of borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Dec 27, 2020		Sep 27, 2020		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
November 2020 notes(2)	$—	$—	$500.0	$501.5	2.200%	2.228%
February 2021 notes	500.0	500.6	500.0	502.3	2.100%	2.293%
February 2021 notes	250.0	250.3	250.0	251.1	2.100%	1.600%
May 2022 notes	500.0	506.3	500.0	506.5	1.300%	1.334%
June 2022 notes	500.0	515.0	500.0	517.5	2.700%	2.819%
March 2023 notes	1,000.0	1,056.5	1,000.0	1,058.8	3.100%	3.107%
October 2023 notes(3)	750.0	814.0	750.0	817.5	3.850%	2.859%
March 2024 notes(4)	820.1	828.7	806.4	794.4	0.372%	0.462%
August 2025 notes	1,250.0	1,416.7	1,250.0	1,414.5	3.800%	3.721%
June 2026 notes	500.0	540.7	500.0	542.6	2.450%	2.511%
March 2027 notes	500.0	529.0	500.0	528.9	2.000%	2.058%
March 2028 notes	600.0	688.0	600.0	679.5	3.500%	3.529%
November 2028 notes	750.0	888.4	750.0	886.0	4.000%	3.958%
August 2029 notes	1,000.0	1,161.1	1,000.0	1,147.1	3.550%	3.840%
March 2030 notes	750.0	791.6	750.0	778.0	2.250%	3.084%
November 2030 notes	1,250.0	1,344.1	1,250.0	1,325.9	2.550%	2.582%
June 2045 notes	350.0	428.9	350.0	412.4	4.300%	4.348%
December 2047 notes	500.0	582.7	500.0	546.6	3.750%	3.765%
November 2048 notes	1,000.0	1,287.7	1,000.0	1,222.8	4.500%	4.504%
August 2049 notes	1,000.0	1,288.6	1,000.0	1,215.5	4.450%	4.447%
March 2050 notes	500.0	553.3	500.0	517.1	3.350%	3.362%
November 2050 notes	1,250.0	1,436.5	1,250.0	1,332.2	3.500%	3.528%
Total	15,520.1	17,408.7	16,006.4	17,498.7
Aggregate debt issuance costs and unamortized premium/(discount), net	(129.3)		(132.5)
Hedge accounting fair value adjustment(3)	32.7		35.6
Total	$15,423.5		$15,909.5
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge interest rate risk prior to the debt issuance.
(2)November 2020 notes were repaid in the first quarter of fiscal 2021.
(3)Amount includes the change in fair value due to changes in benchmark interest rates related to our October 2023 notes. Refer to Note 2, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

(4)Japanese yen-denominated long-term debt.
The following table summarizes our long-term debt maturities as of December 27, 2020 by fiscal year (in millions):

Fiscal Year	Total
2021	$750.0
2022	1,000.0
2023	1,000.0
2024	1,570.1
2025	1,250.0
Thereafter	9,950.0
Total	$15,520.1

Note 8: Leases
For the quarter ended December 27, 2020, we recognized accelerated lease right-of-use ("ROU") asset amortization costs of $29.6 million, which was recognized within restructuring and impairments on the consolidated statements of earnings.
The components of lease costs (in millions):

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019
Operating lease costs(1)	$409.4	$373.1
Variable lease costs	222.4	228.8
Short-term lease costs	8.7	8.3
Total lease costs	$640.5	$610.2
(1)Operating lease costs were net of immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019
Cash paid related to operating lease liabilities	$385.6	$368.9
Operating lease liabilities arising from obtaining ROU assets	353.8	226.4

	Dec 27, 2020	Dec 29, 2019
Weighted-average remaining operating lease term	8.8 years	9.0 years
Weighted-average operating lease discount rate	2.5%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of December 27, 2020.

Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2021 (excluding the quarter ended December 27, 2020)	$1,173.9
2022	1,463.3
2023	1,321.2
2024	1,180.3
2025	1,030.6
Thereafter	3,992.3
Total lease payments	10,161.6
Less imputed interest	(1,139.5)
Total	$9,022.1
As of December 27, 2020, we have entered into operating leases that have not yet commenced of $723.4 million, primarily related to real estate leases. These leases will commence between fiscal year 2021 and fiscal year 2027 with lease terms ranging from 3 years to 20 years.
Note 9: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
At December 27, 2020, the current and long-term deferred revenue related to the Nestlé was $180.3 million and $6.5 billion, respectively. During both quarters ended December 27, 2020 and December 29, 2019, we recognized $44.2 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended December 27, 2020	Total
Stored value cards and loyalty program at September 27, 2020	$1,280.5
Revenue deferred - card activations, card reloads and Stars earned	3,437.4
Revenue recognized - card and Stars redemptions and breakage	(2,980.2)
Other(1)	12.3
Stored value cards and loyalty program at December 27, 2020(2)	$1,750.0

Quarter Ended December 29, 2019	Total
Stored value cards and loyalty program at September 29, 2019	$1,113.7
Revenue deferred - card activations, card reloads and Stars earned	3,507.5
Revenue recognized - card and Stars redemptions and breakage	(3,061.9)
Other(1)	1.7
Stored value cards and loyalty program at December 29, 2019(2)	$1,561.0
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of December 27, 2020 and December 29, 2019, approximately $1,623.7 million and $1,460.9 million of these amounts were current, respectively.

Note 10:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
December 27, 2020
Net gains/(losses) in AOCI, beginning of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)
Net gains/(losses) recognized in OCI before reclassifications	(0.4)	4.8	(22.6)	238.7	220.5
Net (gains)/losses reclassified from AOCI to earnings	(1.2)	1.8	(2.4)	—	(1.8)
Other comprehensive income/(loss) attributable to Starbucks	(1.6)	6.6	(25.0)	238.7	218.7
Net gains/(losses) in AOCI, end of period	$4.1	$(75.5)	$(13.5)	$(61.0)	$(145.9)

December 29, 2019
Net gains/(losses) in AOCI, beginning of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)
Net gains/(losses) recognized in OCI before reclassifications	(0.1)	25.8	17.7	76.1	119.5
Net (gains)/losses reclassified from AOCI to earnings	0.1	(6.1)	(2.4)	—	(8.4)
Other comprehensive income/(loss) attributable to Starbucks	—	19.7	15.3	76.1	111.1
Cumulative effect of accounting adoption	(0.7)	3.0	2.5	—	4.8
Net gains/(losses) in AOCI, end of period	$3.2	$33.7	$7.7	$(432.0)	$(387.4)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 27, 2020	Dec 29, 2019
Gains/(losses) on available-for-sale debt securities	$1.5	$(0.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	(1.1)	7.6	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	3.2	3.3	Interest expense
	3.6	10.7	Total before tax
	(1.8)	(2.3)	Tax (expense)/benefit
	$1.8	$8.4	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of December 27, 2020.
As of December 27, 2020, 48.9 million shares remained available for repurchase under current authorizations. We have suspended our share repurchase program until we restore certain financial leverage targets, which we currently expect to occur in late fiscal 2021.
On September 30, 2020, which was early in the first quarter of fiscal 2021, our Board of Directors approved a quarterly cash dividend to shareholders of $0.45 per share to be paid on November 27, 2020 to shareholders of record as of the close of business on November 12, 2020. In November 2020, our Board of Directors approved a quarterly cash dividend to shareholders of $0.45 per share to be paid on March 5, 2021 to shareholders of record as of the close of business on February 18, 2021.

Note 11: Employee Stock Plans
As of December 27, 2020, there were 39.4 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 11.8 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019
Options	$0.9	$1.7
Restricted Stock Units (“RSUs”)	98.4	88.6
Total stock-based compensation expense	$99.3	$90.3

Stock option and RSU transactions from September 27, 2020 through December 27, 2020 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2020	9.2	8.3
Granted	—	3.8
Options exercised/RSUs vested	(1.8)	(2.9)
Forfeited/expired	(0.1)	(0.4)
Options outstanding/Nonvested RSUs, December 27, 2020	7.3	8.8
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 27, 2020	$0.4	$309.7

Note 12: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019
Net earnings attributable to Starbucks	$622.2	$885.7
Weighted average common shares outstanding (for basic calculation)	1,175.0	1,180.4
Dilutive effect of outstanding common stock options and RSUs	8.0	10.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,183.0	1,191.0
EPS — basic	$0.53	$0.75
EPS — diluted	$0.53	$0.74
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding would exclude out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would be antidilutive. As of December 27, 2020 and December 29, 2019, we had no out-of-the-money stock options.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. At the status conference on August 25, 2020, the trial judge granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. The Notice of Entry of Judgment from the court was served on October 6, 2020 and the Plaintiff filed a Notice of Appeal on November 20, 2020. Starbucks believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible. Accordingly, no loss contingency was recorded for this matter.
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
Consolidated revenue mix by product type(1) (in millions):

	Quarter Ended
	Dec 27, 2020		Dec 29, 2019
Beverage(2)	$4,251.9	63%	$4,260.9	60%
Food(3)	1,140.8	17%	1,162.1	16%
Other(4)	1,356.7	20%	1,674.1	24%
Total	$6,749.4	100%	$7,097.1	100%
(1)Certain prior period amounts have been reclassified to conform to current period presentation.
(2)Beverage represents sales within our company-operated stores.
(3)Food includes sales within our company-operated stores.
(4)“Other” primarily consists of packaged and single-serve coffees and teas, serveware, royalty and licensing revenues, beverage-related ingredients and ready-to-drink beverages, among other items.

The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	International	Channel Development	Corporate and Other	Total
December 27, 2020
Total net revenues	$4,703.2	$1,654.3	$371.4	$20.5	$6,749.4
Depreciation and amortization expenses	188.9	140.0	0.2	37.0	366.1
Income from equity investees	—	26.3	56.4	—	82.7
Operating income/(loss)	813.5	274.8	180.8	(355.6)	913.5

December 29, 2019
Total net revenues	$5,010.9	$1,571.1	$494.6	$20.5	$7,097.1
Depreciation and amortization expenses	189.2	126.6	0.3	34.9	351.0
Income from equity investees	—	30.9	43.0	—	73.9
Operating income/(loss)	1,098.8	275.9	175.5	(330.4)	1,219.8

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, the anticipated timing and effects of recovery of our business, the conversion of several market operations to fully licensed models, our plans for streamlining our operations, including store openings, closures, and changes in store formats and models, expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results, tax rates, business opportunities and expansion, strategic acquisitions, expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the likelihood of the issuance of additional debt and the applicable interest rate, the impact of the COVID-19 outbreak on our financial results, credits available to us under the CARES Act and other government credits, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes, and potential outcomes and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: further spread of COVID-19 and related disruptions to our business; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions; the potential for a resurgence of COVID-19 infections in a given geographic region after it has hit its “peak”; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans, including the successful expansion of our Global Coffee Alliance with Nestlé; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and changes in consumer spending behavior; changes in the availability and cost of labor; the impact of competition; inherent risks of operating a global business; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; the effects of changes in tax laws and related guidance and regulations that may be implemented and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 83 markets around the world. As of December 27, 2020, Starbucks had over 32,900 company-operated and licensed stores, an increase of 4% from the prior year. Additionally, we sell a variety of consumer-packaged goods, or CPG, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. Comparable store sales represent company-operated stores open for 13 months or longer, and exclude the impact of foreign currency translation. Stores that are temporarily closed or operating at reduced hours due to the COVID-19 outbreak remain in comparable store sales while stores identified for permanent closure have been removed. During the quarter ended December 27, 2020, our global comparable store sales declined 5%, including the negative impacts of COVID-19.
We have three reportable operating segments: Americas, International and Channel Development. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Our fiscal year ends on the Sunday closest to September 30. Our 2021 fiscal year includes 53 weeks, with the 53rd week falling in the fourth fiscal quarter, while fiscal year 2020 included 52 weeks. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
COVID-19 Update
Starbucks results for the first quarter of fiscal 2021 reflect continued recovery from the effects of the COVID-19 pandemic. The sequential improvements in our quarterly results demonstrate the resilience of our business model and the strength of our brand. Consolidated net revenues declined 5% to $6.7 billion in first quarter of fiscal 2021 compared to $7.1 billion in the first quarter of fiscal 2020, driven primarily by reduced customer traffic, modified business operations, reduced store operating hours and temporary closures of our company-operated and licensed stores. As of December 27, 2020, nearly all of our company-operated and licensed stores were re-opened; however, many were operating at less than full capacity.
For the Americas segment, comparable store sales declined by 6% for the first quarter of fiscal 2021, primarily due to reduced customer traffic, temporary store closures and modified store operations. As of December 27, 2020, approximately 40% of our U.S. company-operated stores offered limited seating. Our business in the U.S. continued its steady recovery, with a 5% decline in comparable store sales for the first quarter of fiscal 2021 compared to declines of 9% and 40% for the fourth and third fiscal quarters of 2020, respectively. We continued to incur incremental costs attributable to COVID-19, including catastrophe pay programs for company-operated store partners (employees). These were partially offset by qualified tax credits provided by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy (“CEWS”). In fiscal year 2020, we announced a plan to optimize our Americas store portfolio, primarily in dense, metropolitan markets, by blending store formats to better cater to changing customer tastes and preferences. During the first quarter of fiscal 2021, we closed approximately 170 stores in the U.S. and Canada, and we expect to close an additional 500 stores in those markets primarily over the next 9 to 12 months to complete our restructuring efforts. Costs incurred related to the restructuring efforts are recorded as restructuring and impairments on our consolidated statement of earnings and will continue to be recorded as stores are identified for closure and are eventually closed.
For the International segment, comparable store sales declined 3% for the first quarter of fiscal 2021, primarily due to modifications of store operations in our our company-operated international markets. Our business in China has substantially recovered. Comparable store sales increased 5%, inclusive of a nearly 5% benefit from the temporary VAT exemption ending in December 2020. The China market continued to demonstrate upward momentum in sales and profitability. As of December 27, 2020, nearly all company-operated stores within the International segment were open. Most of our International licensed stores were also open at the end of the first quarter of fiscal 2021.
Net revenues for our Channel Development segment declined $123 million, or 25%, when compared with the first quarter of fiscal 2020. This was largely due to the transition of certain single-serve product activities to Nestlé beginning in the fourth quarter of fiscal 2020 and lapping Global Coffee Alliance transition-related activities. Also contributing were lower Global Coffee Alliance revenues, primarily driven by the Foodservice business, which experienced softening due to COVID-19. Our Channel Development segment continues to grow category share as customers adjust to their at-home routines.
We continue to invest in technologies and innovations to elevate the customer and partner experience and to drive long-term growth. Absent significant COVID-19 relapses or global economic disruptions, and based on the current trend of our retail business recovery and our focused efforts to expand contactless customer experiences, enhance digital capabilities and drive beverage innovation, we believe we are well positioned to regain the positive business momentum we had demonstrated prior to the pandemic.
Comparable Store Sales
Starbucks comparable store sales for the first quarter of fiscal 2021:

	Quarter Ended Dec 27, 2020
	Change in Comparable Store Sales	Change in Transactions	Change in Ticket
Consolidated	(5)%	(19)%	17%
Americas	(6)%	(21)%	20%
International	(3)%	(10)%	8%
The above comparable store sales for the quarter ended December 27, 2020 decreased primarily due to reduced customer traffic, temporary store closures and stores with modified operations and business hours as a result of COVID-19.
Refer to our Quarterly Store Data, also included in Item 2 of Part I of this 10-Q, for additional information on our company operated and licensed store portfolio.

Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019	$ Change	% Change
Company-operated stores	$5,726.5	$5,780.7	$(54.2)	(0.9)%
Licensed stores	613.8	792.0	(178.2)	(22.5)
Other	409.1	524.4	(115.3)	(22.0)
Total net revenues	$6,749.4	$7,097.1	$(347.7)	(4.9)%
For the quarter ended December 27, 2020 compared with the quarter ended December 29, 2019
Total net revenues for the first quarter of fiscal 2021 decreased $348 million. Company-operated stores revenue declined $54 million, reflecting a 5% decrease in comparable store sales ($279 million) attributed to a 19% decrease in transactions partially offset by a 17% increase in average ticket. This decrease was partially offset by 667 net new Starbucks® company-operated stores, or a 4% increase, over the past 12 months ($170 million) and favorable foreign currency translation ($69 million).
Licensed stores revenue decreased $178 million, primarily driven by lower product and equipment sales to and royalty revenues from our licensees.
Other revenues decreased $115 million, primarily due to the transition of certain single-serve product activities to Nestlé and lapping of transition activities related to the Global Coffee Alliance in the prior year. Also contributing were lower Global Coffee Alliance revenues, mainly driven by the Foodservice business, which experienced softening due to COVID-19.
Operating Expenses

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019	$ Change	Dec 27, 2020	Dec 29, 2019
				As a % of Total Net Revenues
Product and distribution costs	$2,049.1	$2,236.4	$(187.3)	30.4%	31.5%
Store operating expenses	2,867.3	2,821.5	45.8	42.5	39.8
Other operating expenses	91.8	101.8	(10.0)	1.4	1.4
Depreciation and amortization expenses	366.1	351.0	15.1	5.4	4.9
General and administrative expenses	472.1	434.2	37.9	7.0	6.1
Restructuring and impairments	72.2	6.3	65.9	1.1	0.1
Total operating expenses	5,918.6	5,951.2	(32.6)	87.7	83.9
Income from equity investees	82.7	73.9	8.8	1.2	1.0
Operating income	$913.5	$1,219.8	$(306.3)	13.5%	17.2%
Store operating expenses as a % of company-operated store revenues				50.1%	48.8%
For the quarter ended December 27, 2020 compared with the quarter ended December 29, 2019
Product and distribution costs as a percentage of total net revenues decreased 110 basis points for the first quarter of fiscal 2021, primarily due to the transfer of certain single-serve products to Nestlé beginning in the fourth quarter of fiscal 2020 (approximately 90 basis points) and pricing in Americas.
Store operating expenses as a percentage of total net revenues increased 270 basis points for the first quarter of fiscal 2021. Store operating expenses as a percentage of company-operated store revenues increased 130 basis points, primarily due to sales deleverage attributable to COVID-19 impacts, as well as catastrophe pay programs for retail partners, net of benefits provided by temporary subsidies from the U.S. and certain foreign governments (approximately 50 basis points), and growth in wages and benefits (approximately 180 basis points). These were partially offset by labor efficiencies (approximately 250 basis points).
Other operating expenses decreased $10 million for the first quarter of fiscal 2021, primarily due to lapping prior year incremental costs to develop and grow the Global Coffee Alliance.

Depreciation and amortization expenses as a percentage of total net revenues increased 50 basis points, primarily due to sales deleverage.
General and administrative expenses increased $38 million, primarily due to incremental strategic investments in technology ($28 million) and higher performance-based compensation, recognizing the strength of the company's overall recovery from pandemic-related business impacts ($18 million).
Restructuring and impairment expenses increased $66 million, primarily due to higher asset impairment related to store portfolio optimization ($42 million) and accelerated amortization of right-of-use lease assets associated with the closure of certain company-operated stores ($26 million).
Income from equity investees increased $9 million, primarily due to higher income from our North American Coffee Partnership joint venture, partially offset by temporary store closures and reduced operating hours in our South Korea and India joint ventures.
The combination of these changes resulted in an overall decrease in operating margin of 370 basis points for the first quarter of fiscal 2021.
Other Income and Expenses

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019	$ Change	Dec 27, 2020	Dec 29, 2019
				As a % of Total Net Revenues
Operating income	$913.5	$1,219.8	$(306.3)	13.5%	17.2%
Interest income and other, net	15.5	15.9	(0.4)	0.2	0.2
Interest expense	(120.7)	(91.9)	(28.8)	(1.8)	(1.3)
Earnings before income taxes	808.3	1,143.8	(335.5)	12.0	16.1
Income tax expense	186.1	258.5	(72.4)	2.8	3.6
Net earnings including noncontrolling interests	622.2	885.3	(263.1)	9.2	12.5
Net loss attributable to noncontrolling interests	—	(0.4)	0.4	—	—
Net earnings attributable to Starbucks	$622.2	$885.7	$(263.5)	9.2%	12.5%
Effective tax rate including noncontrolling interests				23.0%	22.6%
For the quarter ended December 27, 2020 compared with the quarter ended December 29, 2019
Interest expense increased $29 million, primarily due to additional interest incurred on long-term debt issued in March 2020 and May 2020.
The effective tax rate for the quarter ended December 27, 2020 was 23.0% compared to 22.6% for the same quarter in fiscal 2020. The increase was primarily due to the effect of lower pre-tax earnings and the proportionate impacts from certain permanent differences and discrete items, as well as the foreign rate differential on our jurisdictional mix of earnings. This was partially offset by an increase in stock-based compensation excess tax benefits (approximately 190 basis points).

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019	$ Change	Dec 27, 2020	Dec 29, 2019
				As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$4,284.8	$4,471.0	$(186.2)	91.1%	89.2%
Licensed stores	416.2	537.3	(121.1)	8.8	10.7
Other	2.2	2.6	(0.4)	—	0.1
Total net revenues	4,703.2	5,010.9	(307.7)	100.0	100.0
Product and distribution costs	1,276.2	1,388.4	(112.2)	27.1	27.7
Store operating expenses	2,238.8	2,214.4	24.4	47.6	44.2
Other operating expenses	42.8	42.5	0.3	0.9	0.8
Depreciation and amortization expenses	188.9	189.2	(0.3)	4.0	3.8
General and administrative expenses	70.8	72.4	(1.6)	1.5	1.4
Restructuring and impairments	72.2	5.2	67.0	1.5	0.1
Total operating expenses	3,889.7	3,912.1	(22.4)	82.7	78.1
Operating income	$813.5	$1,098.8	$(285.3)	17.3%	21.9%
Store operating expenses as a % of company-operated store revenues				52.2%	49.5%
For the quarter ended December 27, 2020 compared with the quarter ended December 29, 2019
Revenues
Americas total net revenues for the first quarter of fiscal 2021 decreased $308 million, or 6%, primarily due to a 6% decrease in comparable store sales ($242 million) driven by a 21% decrease in transactions, partially offset by a 20% increase in average ticket. These declines were slightly offset by the opening of new company-operated stores ($62 million).
Licensed stores revenues declined by $121.1 million, primarily due to lower product and equipment sales to and royalty revenues from our licensees.
Operating Margin
Americas operating income for the first quarter of fiscal 2021 decreased 26% to $814 million, compared to $1.1 billion in the first quarter of fiscal 2020. Operating margin decreased 460 basis points to 17.3%, primarily due to sales deleverage attributed to COVID-19 impacts. In addition, we also incurred additional costs, primarily catastrophe pay programs for retail store partners incurred, net of benefits provided by the CARES Act and CEWS (approximately 40 basis points), and growth in wages and benefits (approximately 200 basis points). Higher restructuring expenses relating to our Americas portfolio optimization (approximately 140 basis points) also contributed to the decrease. Partially offsetting these decreases were improved labor efficiencies (approximately 260 basis points) and pricing (approximately 110 basis points).

International

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019	$ Change	Dec 27, 2020	Dec 29, 2019
				As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,441.7	$1,309.7	$132.0	87.1%	83.4%
Licensed stores	197.6	254.7	(57.1)	11.9	16.2
Other	15.0	6.7	8.3	0.9	0.4
Total net revenues	1,654.3	1,571.1	83.2	100.0	100.0
Product and distribution costs	520.4	488.5	31.9	31.5	31.1
Store operating expenses	628.5	607.1	21.4	38.0	38.6
Other operating expenses	34.3	35.9	(1.6)	2.1	2.3
Depreciation and amortization expenses	140.0	126.6	13.4	8.5	8.1
General and administrative expenses	82.6	67.2	15.4	5.0	4.3
Restructuring and impairments	—	0.8	(0.8)	—	0.1
Total operating expenses	1,405.8	1,326.1	79.7	85.0	84.4
Income from equity investees	26.3	30.9	(4.6)	1.6	2.0
Operating income	$274.8	$275.9	$(1.1)	16.6%	17.6%
Store operating expenses as a % of company-operated store revenues				43.6%	46.4%
For the quarter ended December 27, 2020 compared with the quarter ended December 29, 2019
Revenues
International total net revenues for the first quarter of fiscal 2021 increased $83 million, or 5%. Company-operated store revenues increased $132 million, primarily driven by 658 net new Starbucks® company-operated stores, or an 11% increase, over the past 12 months ($108 million) and favorable foreign currency translation ($71 million). These were partially offset by a 3% decline in comparable store sales ($37 million), driven by a 10% decrease in transactions, partially offset by an 8% increase in average ticket.
Licensed stores revenues declined by $57.1 million, primarily due to lower product and equipment sales to and royalty revenues from our licensees.
Operating Margin
International operating income for the first quarter of fiscal 2021 was $275 million, compared to $276 million in the first quarter of fiscal 2020. Operating margin decreased 100 basis points to 16.6%, primarily due to sales deleverage attributable to COVID-19, as well as additional costs incurred to invest in partner wages and benefits (approximately 70 basis points). These were partially offset by labor efficiencies (approximately 80 basis points).

Channel Development

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019	$ Change	Dec 27, 2020	Dec 29, 2019
				As a % of Channel Development Total Net Revenues
Net revenues	$371.4	$494.6	$(123.2)
Product and distribution costs	233.5	338.8	(105.3)	62.9%	68.5%
Other operating expenses	11.1	20.6	(9.5)	3.0	4.2
Depreciation and amortization expenses	0.2	0.3	(0.1)	0.1	0.1
General and administrative expenses	2.2	2.4	(0.2)	0.6	0.5
Total operating expenses	247.0	362.1	(115.1)	66.5	73.2
Income from equity investees	56.4	43.0	13.4	15.2	8.7
Operating income	$180.8	$175.5	$5.3	48.7%	35.5%
For the quarter ended December 27, 2020 compared with the quarter ended December 29, 2019
Revenues
Channel Development total net revenues for the first quarter of fiscal 2021 decreased $123 million, or 25%, primarily due to the transition of certain single-serve product activities to Nestlé ($91 million) and lapping of transition activities related to the Global Coffee Alliance ($21 million). Also contributing were lower Global Coffee Alliance revenues ($18 million), mainly driven by the Foodservice business, which experienced softening due to COVID-19. These were partially offset by growth in at-home coffee and our ready-to-drink business.
Operating Margin
Channel Development operating income for the first quarter of fiscal 2021 increased 3% to $181 million, compared to $176 million in the first quarter of fiscal 2020. Operating margin increased 1,320 basis points to 48.7%, primarily due to the transfer of certain single-serve products to Nestlé as part of the Global Coffee Alliance (approximately 820 basis points). Strong performance from our North American Coffee Partnership joint venture also contributed.
Corporate and Other

	Quarter Ended
	Dec 27, 2020	Dec 29, 2019	$ Change	% Change
Net revenues:
Other	$20.5	$20.5	$—	—%
Total net revenues	20.5	20.5	—	—
Product and distribution costs	19.0	20.7	(1.7)	(8.2)
Other operating expenses	3.6	2.8	0.8	28.6
Depreciation and amortization expenses	37.0	34.9	2.1	6.0
General and administrative expenses	316.5	292.2	24.3	8.3
Restructuring and impairments	—	0.3	(0.3)	nm
Total operating expenses	376.1	350.9	25.2	7.2
Operating loss	$(355.6)	$(330.4)	$(25.2)	7.6%
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
Corporate and Other operating loss increased to $356 million for the first fiscal quarter of 2021, or 8%, compared to $330 million for the first fiscal quarter of 2020. This increase was primarily driven by incremental strategic investments in technology and higher performance-based compensation recognizing the strength of the company's overall recovery from pandemic-related business impacts.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Dec 27, 2020	Dec 29, 2019	Dec 27, 2020	Dec 29, 2019
Americas
Company-operated stores	(80)	46	10,029	10,020
Licensed stores	34	90	8,279	8,183
Total Americas	(46)	136	18,308	18,203
International
Company-operated stores	185	199	6,713	6,059
Licensed stores	139	204	7,917	7,533
Total International	324	403	14,630	13,592
Total Company	278	539	32,938	31,795

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $5.5 billion as of December 27, 2020 and $4.8 billion as of September 27, 2020. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic) and commercial paper. As of December 27, 2020, approximately $2.3 billion of cash was held in foreign subsidiaries.
Borrowing Capacity
The 2018 credit facility
Our $2.0 billion unsecured 5-year revolving credit facility ("the 2018 credit facility"), of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 2018 credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 1.100% for Eurocurrency Rate Loans and 0.100% for Base Rate Loans. The 2018 credit facility is available for general corporate purposes. As of December 27, 2020, we had no borrowings under the 2018 credit facility.
The 364-day credit facility
Our $1.0 billion unsecured 364-day credit facility (the "364-day credit facility"), of which no amount may be used for issuances of letters of credit, is currently set to mature on September 22, 2021. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 364-day credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 364-day credit agreement. The applicable margin is 1.150% for Eurocurrency Rate Loans and 0.150% for Base Rate Loans. The 364-day credit facility is available for general purposes. As of December 27, 2020, we had no borrowings under the 364-day credit facility.
Due to the financial impacts from COVID-19, we reached an agreement with our lenders to amend the fixed charge coverage ratio covenant for our combined $3 billion revolving lines of credit, through the fourth quarter of fiscal 2021.

Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2018 and 364-day credit facilities discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of December 27, 2020, we had borrowings of $299.7 million outstanding, net of unamortized discount, under our commercial paper program, of which a majority will mature during the second quarter of fiscal 2021. As such, our total contractual borrowing capacity for general corporate purposes as of the end of our first quarter of fiscal 2021 was $2.7 billion when combining the unused commercial paper program and credit facilities, less outstanding borrowing.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥10 billion, or $96.5 million, facility is currently set to mature on March 26, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
•A ¥10 billion, or $96.5 million, facility is currently set to mature on October 29, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
•A ¥5 billion, or $48.2 million, facility is currently set to mature on December 30, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
As of December 27, 2020, we had $192.9 million of borrowings outstanding under these credit facilities.
See Note 7, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the Senior Notes were issued. As of December 27, 2020, we were in compliance with all applicable covenants.
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
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases. To further strengthen our liquidity in the near term, we currently expect the suspension of share repurchases to continue into late fiscal 2021. If necessary, we may pursue additional sources of financing, including both short-term and long-term borrowings and debt issuances.
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
In November 2020, our Board of Directors approved a quarterly cash dividend to shareholders of $0.45 per share to be paid on March 5, 2021 to shareholders of record as of the close of business on February 18, 2021. As of the date of this report, we do not expect to reduce our quarterly dividend as a result of the COVID-19 pandemic.
On April 8, 2020, we announced a temporary suspension of our share repurchase program. Repurchases pursuant to this program were last made in mid-March 2020. As of December 27, 2020, 48.9 million shares remained available for repurchase under current authorizations. The existing share repurchase program remains authorized by the Board of Directors, however, we have temporarily suspended our share repurchase program until we restore certain financial leverage targets, which we currently expect to occur in late fiscal 2021.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2021 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2021 are expected to be approximately $1.9 billion.
Cash Flows
Cash provided by operating activities was $1.8 billion for the first quarter of fiscal 2021, compared to $1.8 billion for the same period in fiscal 2020. Although our net earnings were negatively impacted by the COVID-19 pandemic, our cash flows from operations were flat when compared to the same period in fiscal 2020. This is largely attributable to the non-cash loss on retirement and impairment of assets and improvements to our working capital.
Cash used in investing activities for the first quarter of fiscal 2021 totaled $0.3 billion, compared to cash used in investing activities of $0.4 billion for the same period in fiscal 2020. The change was primarily due to lower existing and new store investments, partially offset by higher maturities and calls of investments.
Cash used in financing activities for the first quarter of fiscal 2021 totaled $1.0 billion compared to cash used in financing activities of $1.1 billion for the same period in fiscal 2020. The change was primarily due to temporary suspension of our share repurchase program, partially offset by increased debt repayments and lower net proceeds from new debt issuances.
Contractual Obligations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $35.4 billion in total contractual obligations as of September 27, 2020. There have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.
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
During the first quarter of fiscal 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 27, 2020).
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

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 13, Commitments and Contingencies, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which we are involved.
Item 1A.Risk Factors
There have been no material changes to the risk factors previously disclosed in the 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason. On April 8, 2020, we announced a temporary suspension of our share repurchase program. During the first fiscal quarter ended December 27, 2020, there was no share repurchase activity.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 1, 2018)	8-K	0-20322	06/05/2018	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended December 27, 2020, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 26, 2021

STARBUCKS CORPORATION

By:	/s/ Patrick J. Grismer
Patrick J. Grismer
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer