Form 10-Q
period 2021-03-28
STARBUCKS CORP
filed 2021-04-27
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2021
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

Shares Outstanding as of April 21, 2021
1,178.3 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 28, 2021

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Net revenues:
Company-operated stores	$5,653.1	$4,766.0	$11,379.6	$10,546.6
Licensed stores	595.0	689.8	1,208.8	1,481.9
Other	419.9	539.9	829.1	1,064.3
Total net revenues	6,668.0	5,995.7	13,417.5	13,092.8
Product and distribution costs	1,992.4	1,997.7	4,041.5	4,234.2
Store operating expenses	2,823.3	2,721.4	5,690.7	5,542.9
Other operating expenses	87.7	95.0	179.5	196.7
Depreciation and amortization expenses	366.7	356.3	732.6	707.4
General and administrative expenses	464.4	406.5	936.5	840.7
Restructuring and impairments	23.0	(0.7)	95.2	5.6
Total operating expenses	5,757.5	5,576.2	11,676.0	11,527.5
Income from equity investees	77.1	67.9	159.7	141.9
Operating income	987.6	487.4	1,901.2	1,707.2
Interest income and other, net	17.3	2.0	32.7	18.0
Interest expense	(115.0)	(99.2)	(235.8)	(191.1)
Earnings before income taxes	889.9	390.2	1,698.1	1,534.1
Income tax expense	230.5	65.4	416.5	324.0
Net earnings including noncontrolling interests	659.4	324.8	1,281.6	1,210.1
Net loss attributable to noncontrolling interests	—	(3.6)	—	(4.0)
Net earnings attributable to Starbucks	$659.4	$328.4	$1,281.6	$1,214.1
Earnings per share - basic	$0.56	$0.28	$1.09	$1.03
Earnings per share - diluted	$0.56	$0.28	$1.08	$1.02
Weighted average shares outstanding:
Basic	1,177.5	1,171.8	1,176.3	1,176.1
Diluted	1,184.8	1,180.7	1,183.9	1,185.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Net earnings including noncontrolling interests	$659.4	$324.8	$1,281.6	$1,210.1
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(2.5)	3.2	(3.0)	3.1
Tax (expense)/benefit	0.5	(0.7)	0.6	(0.7)
Unrealized gains/(losses) on cash flow hedging instruments	97.2	(127.9)	104.9	(95.5)
Tax (expense)/benefit	(23.9)	31.2	(26.8)	24.6
Unrealized gains/(losses) on net investment hedging instruments	47.7	57.6	17.5	81.3
Tax (expense)/benefit	(12.1)	(14.6)	(4.5)	(20.6)
Translation adjustment and other	(83.4)	(79.9)	155.3	(3.8)
Tax (expense)/benefit	2.2	1.5	2.2	1.5
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(7.9)	(6.4)	(11.5)	(17.1)
Tax expense/(benefit)	1.8	1.6	3.6	3.9
Other comprehensive income/(loss)	19.6	(134.4)	238.3	(23.3)
Comprehensive income including noncontrolling interests	679.0	190.4	1,519.9	1,186.8
Comprehensive income/(loss) attributable to noncontrolling interests	—	(3.6)	—	(4.0)
Comprehensive income attributable to Starbucks	$679.0	$194.0	$1,519.9	$1,190.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Mar 28, 2021	Sep 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,880.7	$4,350.9
Short-term investments	123.0	281.2
Accounts receivable, net	880.2	883.4
Inventories	1,503.6	1,551.4
Prepaid expenses and other current assets	592.0	739.5
Total current assets	6,979.5	7,806.4
Long-term investments	284.8	206.1
Equity investments	499.4	478.7
Property, plant and equipment, net	6,123.1	6,241.4
Operating lease, right-of-use asset	8,036.8	8,134.1
Deferred income taxes, net	1,770.0	1,789.9
Other long-term assets	574.9	568.6
Other intangible assets	444.3	552.1
Goodwill	3,658.9	3,597.2
TOTAL ASSETS	$28,371.7	$29,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,033.6	$997.9
Accrued liabilities	1,771.6	1,160.7
Accrued payroll and benefits	646.1	696.0
Income taxes payable	117.0	98.2
Current portion of operating lease liability	1,296.4	1,248.8
Stored value card liability and current portion of deferred revenue	1,622.1	1,456.5
Short-term debt	18.3	438.8
Current portion of long-term debt	—	1,249.9
Total current liabilities	6,505.1	7,346.8
Long-term debt	14,630.3	14,659.6
Operating lease liability	7,577.7	7,661.7
Deferred revenue	6,532.1	6,598.5
Other long-term liabilities	774.8	907.3
Total liabilities	36,020.0	37,173.9
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,177.9 and 1,173.3 shares, respectively	1.2	1.2
Additional paid-in capital	595.4	373.9
Retained deficit	(8,124.3)	(7,815.6)
Accumulated other comprehensive loss	(126.3)	(364.6)
Total shareholders’ deficit	(7,654.0)	(7,805.1)
Noncontrolling interests	5.7	5.7
Total deficit	(7,648.3)	(7,799.4)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$28,371.7	$29,374.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,281.6	$1,210.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	772.9	746.9
Deferred income taxes, net	(25.2)	47.7
Income earned from equity method investees	(131.3)	(116.3)
Distributions received from equity method investees	130.2	98.1
Stock-based compensation	175.3	146.6
Non-cash lease costs	617.9	596.3
Loss on retirement and impairment of assets	175.4	30.9
Other	(15.4)	36.8
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	12.8	(60.7)
Inventories	51.3	36.9
Prepaid expenses and other current assets	139.7	(247.7)
Income taxes payable	40.0	(1,227.4)
Accounts payable	21.3	(186.4)
Deferred revenue	89.8	112.1
Operating lease liability	(676.3)	(608.6)
Other operating assets and liabilities	59.5	(140.5)
Net cash provided by operating activities	2,719.5	474.8
INVESTING ACTIVITIES:
Purchases of investments	(321.7)	(65.1)
Sales of investments	121.7	93.7
Maturities and calls of investments	289.0	4.3
Additions to property, plant and equipment	(647.9)	(758.3)
Other	(20.1)	(22.5)
Net cash used in investing activities	(579.0)	(747.9)
FINANCING ACTIVITIES:
Net proceeds/(payments) from issuance of commercial paper	(296.5)	613.0
Net proceeds from issuance of short-term debt	203.3	494.1
Repayments of short-term debt	(320.5)	—
Proceeds from issuance of long-term debt	—	1,739.7
Repayments of long-term debt	(1,250.0)	—
Proceeds from issuance of common stock	134.4	65.4
Cash dividends paid	(1,058.0)	(965.2)
Repurchase of common stock	—	(1,698.9)
Minimum tax withholdings on share-based awards	(90.1)	(87.6)
Other	—	(10.4)
Net cash provided by/(used in) financing activities	(2,677.4)	150.1
Effect of exchange rate changes on cash and cash equivalents	66.7	8.7
Net decrease in cash and cash equivalents	(470.2)	(114.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,350.9	2,686.6
End of period	$3,880.7	$2,572.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$250.8	$186.3
Income taxes	$236.2	$1,726.2
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarters Ended March 28, 2021 and March 29, 2020
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 27, 2020	1,177.2	$1.2	$488.6	$(8,253.6)	$(145.9)	$(7,909.7)	$5.7	$(7,904.0)
Net earnings	—	—	—	659.4	—	659.4	—	659.4
Other comprehensive income/(loss)	—	—	—	—	19.6	19.6	—	19.6
Stock-based compensation expense	—	—	76.7	—	—	76.7	—	76.7
Exercise of stock options/vesting of RSUs	0.6	—	20.0	—	—	20.0	—	20.0
Sale of common stock	0.1	—	10.1	—	—	10.1	—	10.1
Cash dividends declared, $0.45 per share	—	—	—	(530.1)	—	(530.1)	—	(530.1)
Balance, March 28, 2021	1,177.9	$1.2	$595.4	$(8,124.3)	$(126.3)	$(7,654.0)	$5.7	$(7,648.3)

Balance, December 29, 2019	1,174.5	$1.2	$41.1	$(6,414.8)	$(387.4)	$(6,759.9)	$0.8	$(6,759.1)
Net earnings/(loss)	—	—	—	328.4	—	328.4	(3.6)	324.8
Other comprehensive income/(loss)	—	—	—	—	(134.4)	(134.4)	—	(134.4)
Stock-based compensation expense	—	—	57.1	—	—	57.1	—	57.1
Exercise of stock options/vesting of RSUs	0.8	—	13.6	—	—	13.6	—	13.6
Sale of common stock	0.1	—	9.6	—	—	9.6	—	9.6
Repurchase of common stock	(7.3)	—	(80.3)	(486.8)	—	(567.1)	—	(567.1)
Cash dividends declared, $0.41 per share	—	—	—	(477.4)	—	(477.4)	—	(477.4)
Balance, March 29, 2020	1,168.1	$1.2	$41.1	$(7,050.6)	$(521.8)	$(7,530.1)	$(2.8)	$(7,532.9)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Two Quarters Ended March 28, 2021 and March 29, 2020
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
Cumulative effect of adoption of new accounting guidance	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Net earnings	—	—	—	1,281.6	—	1,281.6	—	1,281.6
Other comprehensive income/(loss)	—	—	—	—	238.3	238.3	—	238.3
Stock-based compensation expense	—	—	177.2	—	—	177.2	—	177.2
Exercise of stock options/vesting of RSUs	4.4	—	24.0	—	—	24.0	—	24.0
Sale of common stock	0.2	—	20.3	—	—	20.3	—	20.3
Cash dividends declared, $1.35 per share	—	—	—	(1,588.1)	—	(1,588.1)	—	(1,588.1)
Balance, March 28, 2021	1,177.9	$1.2	$595.4	$(8,124.3)	$(126.3)	$(7,654.0)	$5.7	$(7,648.3)

Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
Cumulative effect of adoption of new accounting guidance	—	—	—	12.5	4.8	17.3	—	17.3
Net earnings/(loss)	—	—	—	1,214.1	—	1,214.1	(4.0)	1,210.1
Other comprehensive income/(loss)	—	—	—	—	(23.3)	(23.3)	—	(23.3)
Stock-based compensation expense	—	—	148.4	—	—	148.4	—	148.4
Exercise of stock options/vesting of RSUs	3.6	—	(40.5)	—	—	(40.5)	—	(40.5)
Sale of common stock	0.2	—	18.5	—	—	18.5	—	18.5
Repurchase of common stock	(20.3)	—	(126.4)	(1,548.6)	—	(1,675.0)	—	(1,675.0)
Cash dividends declared, $0.82 per share	—	—	—	(957.4)	—	(957.4)	—	(957.4)
Balance, March 29, 2020	1,168.1	$1.2	$41.1	$(7,050.6)	$(521.8)	$(7,530.1)	$(2.8)	$(7,532.9)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of March 28, 2021, and for the quarter and two quarters ended March 28, 2021 and March 29, 2020, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended March 28, 2021 and March 29, 2020 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and two quarters ended March 28, 2021 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2021 (“fiscal 2021”). Additionally, our 2021 fiscal year will include 53 weeks, with the 53rd week falling in the fourth fiscal quarter.
The novel coronavirus, known as the global pandemic COVID-19, was first identified in December 2019 before spreading to markets where we have company-operated or licensed stores. We have since established the necessary protocols to operate safely, and our businesses continue to recover as sales in the U.S. and China, our two lead growth markets, have returned to roughly pre-pandemic levels. As of the end of the second quarter of fiscal 2021, nearly all our company-operated and licensed stores have re-opened; however, many were operating at less than full capacity.
Government Subsidies
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) to help employers offset a portion of their employee wages for a limited period. We elected to treat qualified government subsidies from the U.S., Canada and other governments as offsets to the related operating expenses. During the quarter and two quarters ended March 28, 2021, qualified payroll and other credits reduced our store operating expenses by $97.4 million and $117.2 million, respectively, on our consolidated statement of earnings. During the quarter ended March 29, 2020, the qualified payroll tax credits reduced our store operating expenses by approximately $35 million on our consolidated statement of earnings. After netting the qualified credits against our payable, a receivable of $158.6 million was included in prepaid expenses and other current assets as of March 28, 2021. During the quarter and two quarters ended March 28, 2021, we deferred $5.2 million and $81.7 million, respectively, of qualified payroll tax payments, and as of March 28, 2021, deferred payroll tax payments of $116.4 million were included in both accrued liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.
Restructuring
In fiscal 2020, we announced a plan to optimize our North America store portfolio, primarily in dense metropolitan markets by developing new store formats to better cater to changing customer tastes and preferences. As of March 28, 2021, we expect the total number of closures to be approximately 800 stores in the U.S. and Canada and have identified 760 stores for closure under our restructuring plans. As a result we recorded approximately $23.0 million and $95.2 million to restructuring and impairments on our consolidated statement of earnings during the quarter and two quarters ended March 28, 2021, respectively. Of these totals, $8.6 million and $51.2 million related to the impairment of store assets for which either a triggering event occurred and the assets were determined not to be recoverable or the store was permanently closed, respectively. During the quarter and two quarters ended March 28, 2021, an additional $14.4 million and $44.0 million, respectively, was associated with accelerated amortization of right-of-use (“ROU”) lease assets due to planned store closures prior to the end of contractual lease terms. For impaired store asset groups, we estimated the fair values using an income approach incorporating internal projections of revenue growth and operating expenses that are considered Level 3 fair value measurements, as well as applicable discount rates and market lease rates. The application of these projections and fair value measurements did not have a significant impact on our final impairment decisions given that we plan to fully exit the majority of these identified stores over the next 9 to 12 months.
We expect total future restructuring costs, which are attributable to our Americas segment, to be approximately $30 million to $40 million. These restructuring costs primarily include accelerated amortization or impairments of ROU assets due to planned store closures prior to the end of contractual lease terms. The remaining balance includes store impairment and disposal costs not previously recorded as part of our ongoing store impairment process and employee termination costs. As we have previously recorded impairment charges for stores that may be identified for closure under our plans, and because store closure decisions are still subject to change, the final costs associated with these store closures may vary from these estimates. These costs will depend on the asset carrying value and remaining lease term of the specific stores identified. Future restructuring costs are expected to be incurred primarily over the next 9 to 12 months as stores are specifically identified for closure or, in the case of lease exit costs, either when a store ceases operations or when a reduced lease term is reasonably certain due to expected, early lease termination.
As of March 28, 2021, restructuring liabilities totaling $21.4 million were included in current and non-current operating lease liability for the remaining outstanding rent liabilities due to landlords. The associated expense was recognized in fiscal 2020 or during the first two quarters of fiscal 2021 for stores that were either closed or reasonably certain to close under the plan. Additionally, $10.4 million of accrued employee termination costs was included in accrued payroll and benefits. Cash payments were $23.2 million for the first two quarters of fiscal 2021.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance replacing the incurred loss impairment methodology with a new methodology that reflects current expected credit losses on financial assets, including receivables and available-for-sale securities. The new methodology requires entities to estimate and recognize expected credit losses each reporting period. The guidance was adopted during the first quarter of fiscal 2021 under the modified retrospective approach and resulted in a $2.2 million transition adjustment to opening shareholders' retained deficit on our consolidated statements of equity.
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
Note 2: Derivative Financial Instruments
Interest Rates
From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements and treasury locks, which are synthetic forward sales of U.S. treasury securities settled in cash based upon the difference between an agreed-upon treasury rate and the prevailing treasury rate at settlement. These agreements are cash settled at the time of the pricing of the related debt. Each derivative agreement's gain or loss is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified to interest expense over the life of the related debt.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. During the quarter and two quarters ended March 29, 2020, we de-designated certain cash flow hedges due to the global COVID-19 impacts, which resulted in the release of an insignificant net gain from AOCI to our consolidated statement of earnings. There were no significant cash flow hedge de-designations in fiscal 2021.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Mar 28, 2021	Sep 27, 2020
Cash Flow Hedges:
Coffee	$15.3	$(2.5)	$9.5	12
Cross-currency swaps	5.3	5.2	—	44
Dairy	0.2	0.5	0.2	5
Foreign currency - other	(9.5)	5.3	(4.9)	34
Interest rates	(17.0)	(90.6)	(0.7)	139
Net Investment Hedges:
Cross-currency swaps	19.9	32.6	—	102
Foreign currency	16.0	16.0	—	0
Foreign currency debt	(16.3)	(37.1)	—	36

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Cash Flow Hedges:
Coffee	$5.7	$(12.1)	$(3.4)	$—	Product and distribution costs
Cross-currency swaps	13.8	2.9	0.6	(0.4)	Interest expense
			13.5	0.2	Interest income and other, net
Dairy	(0.9)	(4.9)	(0.6)	0.7	Product and distribution costs
			—	(0.6)	Interest income and other, net(1)
Foreign currency - other	7.1	26.8	0.2	0.9	Licensed stores revenues
			(1.9)	(1.0)	Product and distribution costs
			—	2.0	Interest income and other, net(1)
Interest rates	71.5	(140.6)	(0.5)	0.5	Interest expense
			(3.6)	—	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps	6.1	58.0	3.4	3.9	Interest expense
Foreign currency debt	41.6	(0.4)	—	—
(1)As a result of the global COVID-19 impacts, Starbucks discontinued cash flow hedges during the quarter ended March 29, 2020.

	Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Cash Flow Hedges:
Coffee	17.7	(1.1)	(2.7)	—	Product and distribution costs
Cross-currency swaps	10.4	9.1	1.6	(0.6)	Interest expense
			8.7	5.8	Interest income and other, net
Dairy	1.6	(5.0)	2.0	0.7	Product and distribution costs
			—	(0.6)	Interest income and other, net(1)
Foreign currency - other	(18.8)	22.1	0.2	2.6	Licensed stores revenues
			(1.9)	(1.3)	Product and distribution costs
			—	2.0	Interest income and other, net(1)
Interest rates	94.0	(120.6)	(1.1)	1.3	Interest expense
			(3.6)	—	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps	(10.4)	68.7	6.6	7.2	Interest expense
Foreign currency debt	27.9	12.6	—	—
(1)As a result of the global COVID-19 impacts, Starbucks discontinued cash flow hedges during the two quarters ended March 29, 2020.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Two Quarters Ended
		Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Non-Designated Derivatives:
Diesel fuel and other commodities	Interest income and other, net	$0.8	$(8.9)	$2.0	$(8.0)
Foreign currency - other	Interest income and other, net	(0.8)	4.9	(1.7)	8.3
Fair Value Hedges:
Interest rate swap	Interest expense	(1.5)	35.2	(1.1)	24.3
Long-term debt (hedged item)	Interest expense	4.8	(27.5)	7.7	(23.3)
Notional amounts of outstanding derivative contracts (in millions):

	Mar 28, 2021	Sep 27, 2020
Coffee	$210	$63
Cross-currency swaps	838	870
Dairy	18	61
Diesel fuel and other commodities	12	5
Foreign currency - other	1,183	1,140
Interest rate swap	1,750	1,750

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Mar 28, 2021	Sep 27, 2020
Designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	$12.9	$2.6
Cross-currency swaps	Other long-term assets	28.6	37.7
Dairy	Prepaid expenses and other current assets	0.6	2.1
Foreign currency - other	Prepaid expenses and other current assets	6.4	8.6
	Other long-term assets	4.3	3.8
Interest rates	Other long-term assets	24.7	—
Interest rate swap	Other long-term assets	38.5	45.8
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	1.4	—
Foreign currency	Prepaid expenses and other current assets	0.7	2.3

		Derivative Liabilities
	Balance Sheet Location	Mar 28, 2021	Sep 27, 2020
Designated Derivative Instruments:
Coffee	Accrued liabilities	$—	$1.4
	Other long-term liabilities	—	0.1
Cross-currency swaps	Other long-term liabilities	4.7	7.3
Dairy	Accrued liabilities	0.4	1.4
Foreign currency - other	Accrued liabilities	11.2	1.6
	Other long-term liabilities	8.9	2.6
Interest rates	Other long-term liabilities	—	69.3
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	0.1	1.7
Foreign currency	Accrued liabilities	1.6	1.2
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Mar 28, 2021	Sep 27, 2020	Mar 28, 2021	Sep 27, 2020
Location on the balance sheet
Long-term debt	$777.9	$785.6	$27.9	$35.6
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 3: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at March 28, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,880.7	$3,880.7	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	38.5	—	38.5	—
Corporate debt securities	14.0	—	14.0	—
State and local government obligations	1.0	—	1.0	—
Total available-for-sale debt securities	53.5	—	53.5	—
Marketable equity securities	69.5	69.5	—	—
Total short-term investments	123.0	69.5	53.5	—
Prepaid expenses and other current assets:
Derivative assets	22.0	13.2	8.8	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.7	—	—	5.7
Corporate debt securities	167.4	—	167.4	—
Foreign government obligations	4.0	—	4.0	—
Mortgage and other asset-backed securities	18.0	—	18.0	—
State and local government obligations	4.1	—	4.1	—
U.S. government treasury securities	85.6	85.6	—	—
Total long-term investments	284.8	85.6	193.5	5.7
Other long-term assets:
Derivative assets	96.1	—	96.1	—
Total assets	$4,406.6	$4,049.0	$351.9	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$13.3	$0.2	$13.1	$—
Other long-term liabilities:
Derivative liabilities	13.6	—	13.6	—
Total liabilities	$26.9	$0.2	$26.7	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,350.9	$4,350.9	$—	$—
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	1.6	—	1.6	—
Commercial paper	66.8	—	66.8	—
Corporate debt securities	123.6	—	123.6	—
Foreign government obligations	8.5	—	8.5	—
Mortgage and other asset-backed securities	15.8	—	15.8	—
Total available-for-sale debt securities	216.3	—	216.3	—
Marketable equity securities	64.9	64.9	—	—
Total short-term investments	281.2	64.9	216.3	—
Prepaid expenses and other current assets:
Derivative assets	15.6	3.6	12.0	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.7	—	—	5.7
Corporate debt securities	82.6	—	82.6	—
Mortgage and other asset-backed securities	19.3	—	19.3	—
State and local government obligations	3.6	—	3.6	—
U.S. government treasury securities	94.9	94.9	—	—
Total long-term investments	206.1	94.9	105.5	5.7
Other long-term assets:
Derivative assets	87.3	—	87.3	—
Total assets	$4,941.1	$4,514.3	$421.1	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$7.3	$1.9	$5.4	$—
Other long-term liabilities:
Derivative liabilities	79.3	0.1	79.2	—
Total liabilities	$86.6	$2.0	$84.6	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of March 28, 2021 and September 27, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During our first two quarters of fiscal 2021, we recorded asset impairment charges, primarily related to restructuring efforts for our North America store portfolio. See Note 1, Summary of Significant Accounting Policies, for further discussion.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt. There were no material fair value adjustments during the two quarters ended March 28, 2021 and March 29, 2020.
Note 4: Inventories (in millions):

	Mar 28, 2021	Sep 27, 2020
Coffee:
Unroasted	$690.0	$664.7
Roasted	221.7	223.5
Other merchandise held for sale	266.6	293.9
Packaging and other supplies	325.3	369.3
Total	$1,503.6	$1,551.4
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of March 28, 2021, we had committed to purchasing green coffee totaling $637 million under fixed-price contracts and an estimated $654 million under price-to-be-fixed contracts. We expect to take physical delivery for these contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
During the second quarter of fiscal 2020, we wrote off approximately $50 million of inventory that was expiring or expected to expire due to COVID-19 related store closures, primarily perishable food and beverage ingredients located at our stores, distribution centers and suppliers. We did not record significant write-offs related to COVID-19 during the first half of fiscal 2021.
Note 5: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Prepaid Expenses and Other Current Assets

	Mar 28, 2021	Sep 27, 2020
Income tax receivable	$180.6	$356.9
Government subsidies receivable	158.6	155.1
Other prepaid expenses and current assets	252.8	227.5
Total prepaid expenses and current assets	$592.0	$739.5

Property, Plant and Equipment, net

	Mar 28, 2021	Sep 27, 2020
Land	$46.2	$46.0
Buildings	592.3	586.8
Leasehold improvements	8,246.4	8,262.6
Store equipment	2,817.1	2,800.3
Roasting equipment	807.0	796.6
Furniture, fixtures and other	1,288.6	1,285.7
Work in progress	389.9	377.3
Property, plant and equipment, gross	14,187.5	14,155.3
Accumulated depreciation	(8,064.4)	(7,913.9)
Property, plant and equipment, net	$6,123.1	$6,241.4
Accrued Liabilities

	Mar 28, 2021	Sep 27, 2020
Accrued occupancy costs	$76.1	$76.9
Accrued dividends payable	530.1	—
Accrued capital and other operating expenditures	757.7	677.2
Self-insurance reserves	236.4	243.9
Accrued business taxes	171.3	162.7
Total accrued liabilities	$1,771.6	$1,160.7
Store Operating Expenses

	Quarter Ended		Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Wages and benefits	$1,664.9	$1,608.0	$3,271.1	$3,206.0
Occupancy costs	626.2	593.9	1,254.3	1,212.6
Other expenses	532.2	519.5	1,165.3	1,124.3
Total store operating expenses	$2,823.3	$2,721.4	$5,690.7	$5,542.9

Note 6: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Mar 28, 2021	Sep 27, 2020
Trade names, trademarks and patents	$95.7	$95.0

Finite-Lived Intangible Assets

	Mar 28, 2021			Sep 27, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,137.8	$(880.8)	$257.0	$1,116.1	$(765.0)	$351.1
Acquired trade secrets and processes	27.6	(23.4)	4.2	27.6	(22.0)	5.6
Trade names, trademarks and patents	125.4	(42.1)	83.3	124.8	(32.1)	92.7
Licensing agreements	16.0	(15.7)	0.3	16.6	(15.0)	1.6
Other finite-lived intangible assets	23.7	(19.9)	3.8	22.8	(16.7)	6.1
Total finite-lived intangible assets	$1,330.5	$(981.9)	$348.6	$1,307.9	$(850.8)	$457.1
Amortization expense for finite-lived intangible assets was $62.2 million and $123.4 million for the quarter and two quarters ended March 28, 2021, respectively and $54.5 million and $108.6 million for the quarter and two quarters ended March 29, 2020, respectively.
Estimated future amortization expense as of March 28, 2021 (in millions):

Fiscal Year	Total
2021 (excluding the two quarters ended March 28, 2021)	$103.6
2022	190.3
2023	19.6
2024	19.0
2025	13.1
Thereafter	3.0
Total estimated future amortization expense	$348.6
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 27, 2020	$496.5	$3,065.0	$34.7	$1.0	$3,597.2
Other(1)	1.6	60.1	—	—	61.7
Goodwill balance at March 28, 2021	$498.1	$3,125.1	$34.7	$1.0	$3,658.9
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
Note 7: Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of March 28, 2021, we had no borrowings outstanding under the program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $45.8 million, facility is currently set to mature on December 30, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.

•A ¥10 billion, or $91.6 million, facility is currently set to mature on March 26, 2022. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of March 28, 2021, we had ¥2 billion , or $18.3 million, of borrowings outstanding under these credit facilities.
Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Mar 28, 2021		Sep 27, 2020		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
November 2020 notes(2)	$—	$—	$500.0	$501.5	2.200%	2.228%
February 2021 notes(2)	—	—	500.0	502.3	2.100%	2.293%
February 2021 notes(2)	—	—	250.0	251.1	2.100%	1.600%
May 2022 notes	500.0	505.3	500.0	506.5	1.300%	1.334%
June 2022 notes	500.0	512.3	500.0	517.5	2.700%	2.819%
March 2023 notes	1,000.0	1,049.1	1,000.0	1,058.8	3.100%	3.107%
October 2023 notes(3)	750.0	807.9	750.0	817.5	3.850%	2.859%
March 2024 notes(4)	778.5	766.8	806.4	794.4	0.372%	0.462%
August 2025 notes	1,250.0	1,382.3	1,250.0	1,414.5	3.800%	3.721%
June 2026 notes	500.0	525.0	500.0	542.6	2.450%	2.511%
March 2027 notes	500.0	509.3	500.0	528.9	2.000%	2.058%
March 2028 notes	600.0	650.6	600.0	679.5	3.500%	3.529%
November 2028 notes	750.0	841.5	750.0	886.0	4.000%	3.958%
August 2029 notes	1,000.0	1,088.7	1,000.0	1,147.1	3.550%	3.840%
March 2030 notes	750.0	736.5	750.0	778.0	2.250%	3.084%
November 2030 notes	1,250.0	1,252.5	1,250.0	1,325.9	2.550%	2.582%
June 2045 notes	350.0	385.8	350.0	412.4	4.300%	4.348%
December 2047 notes	500.0	515.0	500.0	546.6	3.750%	3.765%
November 2048 notes	1,000.0	1,150.2	1,000.0	1,222.8	4.500%	4.504%
August 2049 notes	1,000.0	1,137.4	1,000.0	1,215.5	4.450%	4.447%
March 2050 notes	500.0	482.9	500.0	517.1	3.350%	3.362%
November 2050 notes	1,250.0	1,247.7	1,250.0	1,332.2	3.500%	3.528%
Total	14,728.5	15,546.8	16,006.4	17,498.7
Aggregate debt issuance costs and unamortized premium/(discount), net	(126.1)		(132.5)
Hedge accounting fair value adjustment(3)	27.9		35.6
Total	$14,630.3		$15,909.5
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge interest rate risk prior to the debt issuance.
(2)November 2020 and February 2021 notes were repaid in the first and second quarters of fiscal 2021, respectively.
(3)Amount includes the change in fair value due to changes in benchmark interest rates related to our October 2023 notes. Refer to Note 2, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of March 28, 2021 by fiscal year (in millions):

Fiscal Year	Total
2021	$—
2022	1,000.0
2023	1,000.0
2024	1,528.5
2025	1,250.0
Thereafter	9,950.0
Total	$14,728.5

Note 8: Leases
For the quarter and two quarters ended March 28, 2021, we recognized accelerated lease ROU asset amortization costs of $14.4 million and $44.0 million, which was recognized within restructuring and impairments on the consolidated statements of earnings.
The components of lease costs (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Operating lease costs(1)	$389.3	$377.4	$798.7	$750.5
Variable lease costs	224.3	197.2	446.7	426.0
Short-term lease costs	7.6	8.3	16.3	16.6
Total lease costs	$621.2	$582.9	$1,261.7	$1,193.1
(1)Operating lease costs were net of immaterial amounts of sublease income. For the quarter and two quarters ended March 28, 2021, operating lease costs were also net of immaterial amounts of rent concessions.
The following table includes supplemental information (in millions):

	Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020
Cash paid related to operating lease liabilities	$792.4	$726.0
Operating lease liabilities arising from obtaining ROU assets	659.6	506.6

	Mar 28, 2021	Mar 29, 2020
Weighted-average remaining operating lease term	8.7 years	8.9 years
Weighted-average operating lease discount rate	2.4%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of March 28, 2021.

Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2021 (excluding the two quarters ended March 28, 2021)	$780.6
2022	1,486.5
2023	1,343.6
2024	1,202.9
2025	1,056.6
Thereafter	4,137.9
Total lease payments	10,008.1
Less imputed interest	(1,134.0)
Total	$8,874.1
As of March 28, 2021, we have entered into operating leases that have not yet commenced of $761.9 million, primarily related to real estate leases. These leases will commence between fiscal year 2021 and fiscal year 2027 with lease terms ranging from 3 years to 20 years.
Note 9: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of March 28, 2021, the current and long-term deferred revenue related to Nestlé was $178.9 million and $6.4 billion, respectively. During both quarters and two quarters ended March 28, 2021 and March 29, 2020, we recognized $44.2 million and $88.4 million of prepaid royalty revenue related to Nestlé, respectively.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended March 28, 2021	Total
Stored value cards and loyalty program at December 27, 2020	$1,750.0
Revenue deferred - card activations, card reloads and Stars earned	2,709.7
Revenue recognized - card and Stars redemptions and breakage	(2,977.8)
Other(1)	(6.7)
Stored value cards and loyalty program at March 28, 2021(2)	$1,475.2

Quarter Ended March 29, 2020	Total
Stored value cards and loyalty program at December 29, 2019	$1,561.0
Revenue deferred - card activations, card reloads and Stars earned	2,453.6
Revenue recognized - card and Stars redemptions and breakage	(2,736.4)
Other(1)	(5.1)
Stored value cards and loyalty program at March 29, 2020(2)	$1,273.1

Two Quarters Ended March 28, 2021	Total
Stored value cards and loyalty program at September 27, 2020	$1,280.5
Revenue deferred - card activations, card reloads and Stars earned	6,147.1
Revenue recognized - card and Stars redemptions and breakage	(5,958.0)
Other(1)	5.6
Stored value cards and loyalty program at March 28, 2021(2)	$1,475.2

Two Quarters Ended March 29, 2020	Total
Stored value cards and loyalty program at September 29, 2019	$1,113.7
Revenue deferred - card activations, card reloads and Stars earned	5,961.1
Revenue recognized - card and Stars redemptions and breakage	(5,798.3)
Other(1)	(3.4)
Stored value cards and loyalty program at March 29, 2020(2)	$1,273.1
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of March 28, 2021 and March 29, 2020, approximately $1,370.4 million and $1,191.5 million of these amounts were current, respectively.

Note 10:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 28, 2021
Net gains/(losses) in AOCI, beginning of period	$4.1	$(75.5)	$(13.5)	$(61.0)	$(145.9)
Net gains/(losses) recognized in OCI before reclassifications	(2.0)	73.3	35.6	(81.2)	25.7
Net (gains)/losses reclassified from AOCI to earnings	(0.1)	(3.5)	(2.5)	—	(6.1)
Other comprehensive income/(loss) attributable to Starbucks	(2.1)	69.8	33.1	(81.2)	19.6
Net gains/(losses) in AOCI, end of period	$2.0	$(5.7)	$19.6	$(142.2)	$(126.3)

March 29, 2020
Net gains/(losses) in AOCI, beginning of period	$3.2	$33.7	$7.7	$(432.0)	$(387.4)
Net gains/(losses) recognized in OCI before reclassifications	2.5	(96.7)	43.0	(78.4)	(129.6)
Net (gains)/losses reclassified from AOCI to earnings	(0.1)	(1.8)	(2.9)	—	(4.8)
Other comprehensive income/(loss) attributable to Starbucks	2.4	(98.5)	40.1	(78.4)	(134.4)
Net gains/(losses) in AOCI, end of period	$5.6	$(64.8)	$47.8	$(510.4)	$(521.8)

Two Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 28, 2021
Net gains/(losses) in AOCI, beginning of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)
Net gains/(losses) recognized in OCI before reclassifications	(2.4)	78.1	13.0	157.5	246.2
Net (gains)/losses reclassified from AOCI to earnings	(1.3)	(1.7)	(4.9)	—	(7.9)
Other comprehensive income/(loss) attributable to Starbucks	(3.7)	76.4	8.1	157.5	238.3
Net gains/(losses) in AOCI, end of period	$2.0	$(5.7)	$19.6	$(142.2)	$(126.3)

March 29, 2020
Net gains/(losses) in AOCI, beginning of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)
Net gains/(losses) recognized in OCI before reclassifications	2.4	(70.9)	60.7	(2.3)	(10.1)
Net (gains)/losses reclassified from AOCI to earnings	—	(7.9)	(5.3)	—	(13.2)
Other comprehensive income/(loss) attributable to Starbucks	2.4	(78.8)	55.4	(2.3)	(23.3)
Cumulative effect of accounting adoption	(0.7)	3.0	2.5	—	4.8
Net gains/(losses) in AOCI, end of period	$5.6	$(64.8)	$47.8	$(510.4)	$(521.8)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 28, 2021	Mar 29, 2020
Gains/(losses) on available-for-sale debt securities	$0.2	$0.2	Interest income and other, net
Gains/(losses) on cash flow hedges	4.3	2.3	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	3.4	3.9	Interest expense
	7.9	6.4	Total before tax
	(1.8)	(1.6)	Tax (expense)/benefit
	$6.1	$4.8	Net of tax

Two Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 28, 2021	Mar 29, 2020
Gains/(losses) on available-for-sale debt securities	$1.7	$—	Interest income and other, net
Gains/(losses) on cash flow hedges	3.2	9.9	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	6.6	7.2	Interest expense
	11.5	17.1	Total before tax
	(3.6)	(3.9)	Tax (expense)/benefit
	$7.9	$13.2	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of March 28, 2021.
As of March 28, 2021, 48.9 million shares remained available for repurchase under current authorizations. We have suspended our share repurchase program until we restore certain financial leverage targets, which we currently expect to occur in late fiscal 2021.
During the second quarter of fiscal 2021, our Board of Directors approved a quarterly cash dividend to shareholders of $0.45 per share to be paid on May 28, 2021 to shareholders of record as of the close of business on May 13, 2021.
Note 11: Employee Stock Plans
As of March 28, 2021, there were 40.1 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 11.7 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Options	$0.9	$0.7	$1.8	$2.4
Restricted Stock Units (“RSUs”)	75.1	55.6	173.5	144.2
Total stock-based compensation expense	$76.0	$56.3	$175.3	$146.6

Stock option and RSU transactions from September 27, 2020 through March 28, 2021 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2020	9.2	8.3
Granted	—	3.9
Options exercised/RSUs vested	(2.2)	(3.0)
Forfeited/expired	(0.1)	(0.8)
Options outstanding/Nonvested RSUs, March 28, 2021	6.9	8.4
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 28, 2021	$0.3	$253.8

Note 12: Income Taxes
The effective tax rate for the quarter ended March 28, 2021 was 25.9% compared to 16.8% for the same quarter in fiscal 2020. The increase was primarily due to higher earnings, including the foreign rate differential on our jurisdictional mix of earnings, partially offset by lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year.
The effective tax rate for the first two quarters ended March 28, 2021 was 24.5% compared to 21.1% for the same period in fiscal 2020. The increase was primarily due to higher earnings, including the foreign rate differential on our jurisdictional mix of earnings, partially offset by lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year.
Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Net earnings attributable to Starbucks	$659.4	$328.4	$1,281.6	$1,214.1
Weighted average common shares outstanding (for basic calculation)	1,177.5	1,171.8	1,176.3	1,176.1
Dilutive effect of outstanding common stock options and RSUs	7.3	8.9	7.6	9.7
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,184.8	1,180.7	1,183.9	1,185.8
EPS — basic	$0.56	$0.28	$1.09	$1.03
EPS — diluted	$0.56	$0.28	$1.08	$1.02
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding would exclude out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would be antidilutive. As of March 28, 2021 and March 29, 2020, we had no out-of-the-money stock options.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. At the status conference on August 25, 2020, the trial judge granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. The Notice of Entry of Judgment from the court was served on October 6, 2020 and the Plaintiff filed a Notice of Appeal on November 20, 2020. The court issued a briefing schedule, and the parties are working through the appellate process. Starbucks believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible. Accordingly, no loss contingency was recorded for this matter.
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
Consolidated revenue mix by product type(1) (in millions):

	Quarter Ended				Two Quarters Ended
	Mar 28, 2021		Mar 29, 2020		Mar 28, 2021		Mar 29, 2020
Beverage(2)	$4,212.8	63%	$3,530.9	59%	$8,464.5	63%	$7,789.4	59%
Food(3)	1,131.4	17%	968.7	16%	2,272.0	17%	2,128.4	16%
Other(4)	1,323.8	20%	1,496.1	25%	2,681.0	20%	3,175.0	25%
Total	$6,668.0	100%	$5,995.7	100%	$13,417.5	100%	$13,092.8	100%
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

The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	International	Channel Development	Corporate and Other	Total
March 28, 2021
Total net revenues	$4,664.6	$1,610.9	$369.9	$22.6	$6,668.0
Depreciation and amortization expenses	186.0	143.4	0.3	37.0	366.7
Income from equity investees	—	26.8	50.3	—	77.1
Operating income/(loss)	905.3	251.5	172.6	(341.8)	987.6

March 29, 2020
Total net revenues	$4,330.0	$1,134.6	$519.1	$12.0	$5,995.7
Depreciation and amortization expenses	191.5	130.0	0.3	34.5	356.3
Income from equity investees	—	24.8	43.1	—	67.9
Operating income/(loss)	621.2	(15.4)	189.6	(308.0)	487.4

Two Quarters Ended
	Americas	International	Channel Development	Corporate and Other	Total
March 28, 2021
Total net revenues	$9,367.9	$3,265.3	$741.2	$43.1	$13,417.5
Depreciation and amortization expenses	374.9	283.4	0.6	73.7	732.6
Income from equity investees	—	53.0	106.7	—	159.7
Operating income/(loss)	1,718.7	526.3	353.3	(697.1)	1,901.2

March 29, 2020
Total net revenues	$9,340.9	$2,705.7	$1,013.7	$32.5	$13,092.8
Depreciation and amortization expenses	380.7	256.7	0.6	69.4	707.4
Income from equity investees	—	55.8	86.1	—	141.9
Operating income/(loss)	1,720.0	260.5	365.1	(638.4)	1,707.2

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
Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 83 markets around the world. As of March 28, 2021, Starbucks had over 32,900 company-operated and licensed stores, an increase of 3% from the prior year. Additionally, we sell a variety of consumer-packaged goods, or CPG, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. Comparable store sales represent company-operated stores open for 13 months or longer, and exclude the impact of foreign currency translation. Stores that are temporarily closed or operating at reduced hours due to the COVID-19 outbreak remain in comparable store sales while stores identified for permanent closure have been removed. During the quarter ended March 28, 2021, our global comparable store sales grew 15%, a reflection of our recovery from the significant adverse impacts from the pandemic in the prior year period.
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
COVID-19 Update
Starbucks results for the second quarter of fiscal 2021 reflect continued momentum in the recovery of our business from the effects of the COVID-19 pandemic. The sequential improvements in our quarterly results demonstrate the overall strength and resilience of our brand. Consolidated net revenues increased 11% to $6.7 billion in the second quarter of fiscal 2021 compared to $6.0 billion in the second quarter of fiscal 2020, driven primarily by lapping lost sales resulting from the COVID-19 outbreak in the prior year and strength in the U.S. business in the current year.
For both the Americas segment and the U.S., comparable store sales increased 9% for the second quarter of fiscal 2021 compared to a decline of 3% in the second quarter of fiscal 2020. The U.S. market also had a 6% increase in two-year comparable store sales(1), demonstrating our sales in the U.S. had fully recovered from the adverse impacts from the pandemic. We continued to incur incremental costs attributable to COVID-19, including catastrophe pay programs for company-operated store partners (employees). These were partially offset by qualified tax credits provided by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy (“CEWS”). In fiscal year 2020, we announced a plan to optimize our Americas store portfolio, primarily in dense, metropolitan markets, by blending store formats to better cater to changing customer tastes and preferences. During the second quarter of fiscal 2021, we closed approximately 300 stores in the U.S. and Canada, and expect to close an additional 200 stores primarily over the next 9 to 12 months to complete our restructuring efforts. Costs incurred related to the restructuring efforts are recorded as restructuring and impairments on our consolidated statement of earnings and will continue to be recorded as stores are identified for closure and are eventually closed.
For the International segment, comparable store sales increased 35% for the second quarter of fiscal 2021 compared to a decline of 31% in the second quarter of fiscal 2020. Comparable store sales for our China market increased 91%, inclusive of value-added tax (“VAT”) favorability of approximately 9% which was reinstated for the second quarter of fiscal 2021. Key markets in the International segment continued to experience pandemic-related restrictions that significantly impacted customer mobility during the quarter. Although nearly all company-operated stores in these markets remained open, the modified operating protocols had an adverse impact to comparable store sales and results. Most of our International licensed stores were also open with modified operations at the end of the second quarter of fiscal 2021.
Net revenues for our Channel Development segment declined $150 million, or 29%, when compared with the second quarter of fiscal 2020. This was largely due to the transition of certain single-serve product activities to Nestlé beginning in the fourth quarter of fiscal 2020 and lapping Global Coffee Alliance transition-related activities. Our Channel Development segment continues to grow category share as customers adjust to their at-home routines.
As we lap the adverse impacts of the pandemic in fiscal 2020, we expect the momentum in our business recovery to continue for the remainder of the fiscal year. Absent significant and prolonged COVID-19 relapses or global economic disruptions, and based on the current trend of our retail business recovery and our focused efforts to expand contactless customer experiences, enhance digital capabilities and drive beverage innovation, we are confident in the strength of our brand and the durability of our long-term growth model.
(1)Two-year comparable store sales metric is calculated as ((1 + % change in comparable store sales in FY20) * (1 + % change in comparable store sales in FY21)) - 1. Two-year comparable store sales for the U.S. of 6% = ((1 + (-3%)) * (1 + 9%)) - 1.
Comparable Store Sales
Starbucks comparable store sales for the second quarter of fiscal 2021:

	Quarter Ended Mar 28, 2021			Two Quarters Ended Mar 28, 2021
	Change in Comparable Store Sales	Change in Transactions	Change in Ticket	Change in Comparable Store Sales	Change in Transactions	Change in Ticket
Consolidated	15%	(4)%	19%	4%	(12)%	18%
Americas	9%	(10)%	22%	1%	(16)%	21%
International	35%	26%	7%	13%	4%	8%
The above comparable store sales for the quarter ended March 28, 2021 reflect continued recovery from the pandemic, which had a significant adverse impact to our results during the same quarter in the prior year.
Refer to our Quarterly Store Data, also included in Item 2 of Part I of this 10-Q, for additional information on our company operated and licensed store portfolio.

Results of Operations (in millions)
Revenues

	Quarter Ended				Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	$ Change	% Change	Mar 28, 2021	Mar 29, 2020	$ Change	% Change
Company-operated stores	$5,653.1	$4,766.0	$887.1	18.6%	$11,379.6	$10,546.6	$833.0	7.9%
Licensed stores	595.0	689.8	(94.8)	(13.7)	1,208.8	1,481.9	(273.1)	(18.4)
Other	419.9	539.9	(120.0)	(22.2)	829.1	1,064.3	(235.2)	(22.1)
Total net revenues	$6,668.0	$5,995.7	$672.3	11.2%	$13,417.5	$13,092.8	$324.7	2.5%
For the quarter ended March 28, 2021 compared with the quarter ended March 29, 2020
Total net revenues for the second quarter of fiscal 2021 increased $672 million, primarily due to higher revenues from company-operated stores ($887 million). The growth of company-operated stores revenues was driven by a 15% increase in comparable store sales ($670 million) attributed to a 19% increase in average ticket, partially offset by a 4% decrease in transactions. Also contributing to the increase were incremental revenues from 469 net new Starbucks® company-operated stores, or a 3% increase, over the past 12 months ($124 million) and favorable foreign currency translation ($94 million).
Licensed stores revenue decreased $95 million, primarily driven by lower product and equipment sales to and royalty revenues from our licensees.
Other revenues decreased $120 million, primarily due to the transition of certain single-serve product activities to Nestlé and the lapping of product sales to Nestlé as part of the Foodservice order fulfillment transition. These were partially offset by growth in at-home coffee and our ready-to-drink businesses.
For the two quarters ended March 28, 2021 compared with the two quarters ended March 29, 2020
Total net revenues for the first two quarters of fiscal 2021 increased $325 million, primarily due to higher revenues from company-operated stores ($833 million). The growth of company-operated stores revenues was driven by a 4% increase in comparable store sales ($392 million) attributed to an 18% increase in average ticket, partially offset by a 12% decrease in transactions. Also contributing to the increase were incremental revenues from 469 net new Starbucks® company-operated stores, or a 3% increase, over the past 12 months ($286 million) and favorable foreign currency translation ($171 million).
Licensed stores revenue decreased $273 million, primarily driven by lower product and equipment sales to and royalty revenues from our licensees.
Other revenues decreased $235 million, primarily due to the transition of certain single-serve product activities to Nestlé and the lapping of higher transition activities related to the Global Coffee Alliance. Also contributing were lower Global Coffee Alliance revenues, mainly driven by the Foodservice business, which experienced softening due to COVID-19. These were partially offset by growth in at-home coffee and our ready-to-drink businesses.

Operating Expenses

	Quarter Ended					Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$1,992.4	$1,997.7	$(5.3)	29.9%	33.3%	$4,041.5	$4,234.2	$(192.7)	30.1%	32.3%
Store operating expenses	2,823.3	2,721.4	101.9	42.3	45.4	5,690.7	5,542.9	147.8	42.4	42.3
Other operating expenses	87.7	95.0	(7.3)	1.3	1.6	179.5	196.7	(17.2)	1.3	1.5
Depreciation and amortization expenses	366.7	356.3	10.4	5.5	5.9	732.6	707.4	25.2	5.5	5.4
General and administrative expenses	464.4	406.5	57.9	7.0	6.8	936.5	840.7	95.8	7.0	6.4
Restructuring and impairments	23.0	(0.7)	23.7	0.3	—	95.2	5.6	89.6	0.7	—
Total operating expenses	5,757.5	5,576.2	181.3	86.3	93.0	11,676.0	11,527.5	148.5	87.0	88.0
Income from equity investees	77.1	67.9	9.2	1.2	1.1	159.7	141.9	17.8	1.2	1.1
Operating income	$987.6	$487.4	$500.2	14.8%	8.1%	$1,901.2	$1,707.2	$194.0	14.2%	13.0%
Store operating expenses as a % of company-operated store revenues				49.9%	57.1%				50.0%	52.6%
For the quarter ended March 28, 2021 compared with the quarter ended March 29, 2020
Product and distribution costs as a percentage of total net revenues decreased 340 basis points for the second quarter of fiscal 2021, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year. Also contributing were the lapping of inventory write-offs and product waste in the prior year (approximately 90 basis points).
Store operating expenses as a percentage of total net revenues decreased 310 basis points for the second quarter of fiscal 2021. Store operating expenses as a percentage of company-operated store revenues decreased 720 basis points, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year and higher benefits in the current year provided by temporary subsidies from the U.S. and certain foreign governments (approximately 130 basis points). These were partially offset by additional investments and growth in retail store partners wages and benefits (approximately 300 basis points).
Other operating expenses decreased $7 million for the second quarter of fiscal 2021, due to lapping prior year incremental costs to develop and grow the Global Coffee Alliance.
Depreciation and amortization expenses as a percentage of total net revenues decreased 40 basis points, primarily due to sales leverage.
General and administrative expenses increased $58 million, primarily due to incremental strategic investments in technology ($25 million) and higher performance-based compensation, recognizing the better than expected business recovery ($25 million).
Restructuring and impairment expenses increased $24 million, primarily due to accelerated amortization of right-of-use lease assets associated with the closure of certain company-operated stores ($14 million) and higher asset impairment ($8 million) related to store portfolio optimization.
Income from equity investees increased $9 million, primarily due to higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall increase in operating margin of 670 basis points for the second quarter of fiscal 2021.

For the two quarters ended March 28, 2021 compared with the two quarters ended March 29, 2020
Product and distribution costs as a percentage of total net revenues decreased 220 basis points for the first two quarters of fiscal 2021, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year. Also contributing were the lapping of inventory write-offs and product waste in the prior year (approximately 30 basis points).
Store operating expenses as a percentage of total net revenues increased 10 basis points for the first two quarters of fiscal 2021. Store operating expenses as a percentage of company-operated store revenues decreased 260 basis points, primarily due to labor efficiencies (approximately 170 basis points), benefits provided by temporary subsidies from the U.S. and certain foreign governments (approximately 80 basis points) and sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year. These were partially offset by additional investments and growth in retail store partners wages and benefits (approximately 230 basis points).
Other operating expenses decreased $17 million for the first two quarters of fiscal 2021, due to lapping prior year incremental costs to develop and grow the Global Coffee Alliance.
General and administrative expenses increased $96 million, primarily due to incremental strategic investments in technology ($53 million) and higher performance-based compensation, recognizing the better than expected business recovery ($43 million).
Restructuring and impairment expenses increased $90 million, primarily due to higher asset impairment ($50 million) and accelerated amortization of right-of-use lease assets associated with the closure of certain company-operated stores ($40 million), related to store portfolio optimization.
Income from equity investees increased $18 million, primarily due to higher income from our North American Coffee Partnership joint venture, partially offset by temporary store closures and reduced operating hours in our South Korea and India joint ventures.
The combination of these changes resulted in an overall increase in operating margin of 120 basis points for the first two quarters of fiscal 2021.
Other Income and Expenses

	Quarter Ended					Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$987.6	$487.4	$500.2	14.8%	8.1%	$1,901.2	$1,707.2	$194.0	14.2%	13.0%
Interest income and other, net	17.3	2.0	15.3	0.3	—	32.7	18.0	14.7	0.2	0.1
Interest expense	(115.0)	(99.2)	(15.8)	(1.7)	(1.7)	(235.8)	(191.1)	(44.7)	(1.8)	(1.5)
Earnings before income taxes	889.9	390.2	499.7	13.3	6.5	1,698.1	1,534.1	164.0	12.7	11.7
Income tax expense	230.5	65.4	165.1	3.5	1.1	416.5	324.0	92.5	3.1	2.5
Net earnings including noncontrolling interests	659.4	324.8	334.6	9.9	5.4	1,281.6	1,210.1	71.5	9.6	9.2
Net loss attributable to noncontrolling interests	—	(3.6)	3.6	—	(0.1)	—	(4.0)	4.0	—	—
Net earnings attributable to Starbucks	$659.4	$328.4	$331.0	9.9%	5.5%	$1,281.6	$1,214.1	$67.5	9.6%	9.3%
Effective tax rate including noncontrolling interests				25.9%	16.8%				24.5%	21.1%
For the quarter ended March 28, 2021 compared with the quarter ended March 29, 2020
Interest income and other, net increased $15 million, primarily due to additional gains from certain investments and net favorable fair value adjustments from derivatives used to manage our risk of commodity risk price fluctuations.

Interest expense increased $16 million, primarily due to additional interest incurred on long-term debt issued in March 2020 and May 2020.
The effective tax rate for the quarter ended March 28, 2021 was 25.9% compared to 16.8% for the same quarter in fiscal 2020. The increase was primarily due to higher earnings, including the foreign rate differential on our jurisdictional mix of earnings, partially offset by lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year.
For the two quarters ended March 28, 2021 compared with the two quarters ended March 29, 2020
Interest income and other, net increased $15 million, primarily due to additional gains from certain investments and net favorable fair value adjustments from derivatives used to manage our risk of commodity risk price fluctuations.
Interest expense increased $45 million, primarily due to additional interest incurred on long-term debt issued in March 2020 and May 2020.
The effective tax rate for the first two quarters ended March 28, 2021 was 24.5% compared to 21.1% for the same period in fiscal 2020. The increase was primarily due to higher earnings, including the foreign rate differential on our jurisdictional mix of earnings, partially offset by lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended					Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020
				As a % of Americas Total Net Revenues					As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$4,268.4	$3,863.6	$404.8	91.5%	89.2%	$8,553.2	$8,334.6	$218.6	91.3%	89.2%
Licensed stores	394.2	464.2	(70.0)	8.5	10.7	810.3	1,001.5	(191.2)	8.6	10.7
Other	2.0	2.2	(0.2)	—	0.1	4.4	4.8	(0.4)	—	0.1
Total net revenues	4,664.6	4,330.0	334.6	100.0	100.0	9,367.9	9,340.9	27.0	100.0	100.0
Product and distribution costs	1,227.6	1,248.2	(20.6)	26.3	28.8	2,503.8	2,636.6	(132.8)	26.7	28.2
Store operating expenses	2,203.1	2,158.6	44.5	47.2	49.9	4,442.1	4,373.0	69.1	47.4	46.8
Other operating expenses	41.9	41.8	0.1	0.9	1.0	84.7	84.3	0.4	0.9	0.9
Depreciation and amortization expenses	186.0	191.5	(5.5)	4.0	4.4	374.9	380.7	(5.8)	4.0	4.1
General and administrative expenses	77.7	68.2	9.5	1.7	1.6	148.5	140.6	7.9	1.6	1.5
Restructuring and impairments	23.0	0.5	22.5	0.5	—	95.2	5.7	89.5	1.0	0.1
Total operating expenses	3,759.3	3,708.8	50.5	80.6	85.7	7,649.2	7,620.9	28.3	81.7	81.6
Operating income	$905.3	$621.2	$284.1	19.4%	14.3%	$1,718.7	$1,720.0	$(1.3)	18.3%	18.4%
Store operating expenses as a % of company-operated store revenues				51.6%	55.9%				51.9%	52.5%
For the quarter ended March 28, 2021 compared with the quarter ended March 29, 2020
Revenues
Americas total net revenues for the second quarter of fiscal 2021 increased $335 million, or 8%, primarily due to a 9% increase in comparable store sales ($349 million) driven by a 22% increase in average ticket, partially offset by a 10% decrease in transactions and the opening of new company-operated stores ($45 million). These increases were partially offset by lower product and equipment sales to and royalty revenues from our licensees ($70 million), primarily due to the impact of the COVID-19 pandemic.

Operating Margin
Americas operating income for the second quarter of fiscal 2021 increased 46% to $905 million, compared to $621 million in the second quarter of fiscal 2020. Operating margin increased 510 basis points to 19.4%, primarily due to the lapping of COVID-19 related costs, mostly catastrophe and service pay for store partners (approximately 140 basis points) and inventory write-offs (approximately 110 basis points), sales leverage from business recovery, and pricing (approximately 120 basis points). Temporary subsidies provided by the CARES Act and CEWS (approximately 70 basis points) and benefits from closure of lower-performing stores (approximately 70 basis points) also contributed. These increases were partially offset by additional growth and investments in retail store partners wages and benefits (approximately 320 basis points) and higher restructuring expenses relating to our Americas portfolio optimization (approximately 50 basis points).
For the two quarters ended March 28, 2021 compared with the two quarters ended March 29, 2020
Revenues
Americas total net revenues for the first two quarters of fiscal 2021 increased $27 million, primarily due to a 1% increase in comparable store sales ($107 million) driven by a 21% increase in average ticket, partially offset by a 16% decrease in transactions and the opening of new company-operated stores ($106 million). These increases were partially offset by lower product and equipment sales to and royalty revenues from our licensees ($190 million), primarily due to the impact of the COVID-19 pandemic.
Operating Margin
Americas operating income for the first two quarters of fiscal 2021 was relatively flat at $1.7 billion, compared to the second quarter of fiscal 2020. Operating margin decreased 10 basis points to 18.3%, primarily due to additional growth and investments in retail store partners wages and benefits (approximately 250 basis points). Higher restructuring expenses relating to our Americas portfolio optimization (approximately 90 basis points) also contributed to the decrease. Partially offsetting these decreases were improved labor efficiencies (approximately 170 basis points), pricing (approximately 120 basis points) and temporary benefits provided by the CARES Act and CEWS (approximately 60 basis points).

International

	Quarter Ended					Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,384.7	$902.4	$482.3	86.0%	79.5%	$2,826.4	$2,212.0	$614.4	86.6%	81.8%
Licensed stores	200.8	225.6	(24.8)	12.5	19.9	398.5	480.4	(81.9)	12.2	17.8
Other	25.4	6.6	18.8	1.6	0.6	40.4	13.3	27.1	1.2	0.5
Total net revenues	1,610.9	1,134.6	476.3	100.0	100.0	3,265.3	2,705.7	559.6	100.0	100.0
Product and distribution costs	513.5	387.7	125.8	31.9	34.2	1,033.9	876.2	157.7	31.7	32.4
Store operating expenses	620.2	562.8	57.4	38.5	49.6	1,248.6	1,169.9	78.7	38.2	43.2
Other operating expenses	29.3	31.8	(2.5)	1.8	2.8	63.6	67.7	(4.1)	1.9	2.5
Depreciation and amortization expenses	143.4	130.0	13.4	8.9	11.5	283.4	256.7	26.7	8.7	9.5
General and administrative expenses	79.8	63.7	16.1	5.0	5.6	162.5	130.9	31.6	5.0	4.8
Restructuring and impairments	—	(1.2)	1.2	—	(0.1)	—	(0.4)	0.4	—	—
Total operating expenses	1,386.2	1,174.8	211.4	86.1	103.5	2,792.0	2,501.0	291.0	85.5	92.4
Income from equity investees	26.8	24.8	2.0	1.7	2.2	53.0	55.8	(2.8)	1.6	2.1
Operating income/(loss)	$251.5	$(15.4)	$266.9	15.6%	(1.4)%	$526.3	$260.5	$265.8	16.1%	9.6%
Store operating expenses as a % of company-operated store revenues				44.8%	62.4%				44.2%	52.9%
For the quarter ended March 28, 2021 compared with the quarter ended March 29, 2020
Revenues
International total net revenues for the second quarter of fiscal 2021 increased $476 million, or 42%, primarily due to a 35% increase in comparable store sales ($322 million), driven by a 26% increase in transactions and a 7% increase in average ticket. Also contributing were favorable foreign currency translation ($86 million) and 699 net new Starbucks® company-operated stores, or an 11% increase, over the past 12 months ($79 million). These were partially offset by lower product and equipment sales to and royalty revenues from our licensees ($32 million), primarily due to the impact of the COVID-19 pandemic.
Operating Margin
International operating income for the second quarter of fiscal 2021 was $252 million, compared to the operating loss of $15 million in the second quarter of fiscal 2020. Operating margin increased 1,700 basis points to 15.6%, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year, as well as temporary government subsidies (approximately 270 basis points).
For the two quarters ended March 28, 2021 compared with the two quarters ended March 29, 2020
Revenues
International total net revenues for the first two quarters of fiscal 2021 increased $560 million, or 21%, primarily due to a 13% increase in comparable store sales ($285 million), driven by an 8% increase in average ticket and a 4% increase in transactions. Also contributing were 699 net new Starbucks® company-operated stores, or an 11% increase, over the past 12 months

($180 million) and favorable foreign currency translation ($164 million). These were partially offset by lower product and equipment sales to and royalty revenues from our licensees ($93 million), primarily due to the impact of the COVID-19 pandemic.
Operating Margin
International operating income for the first two quarters of fiscal 2021 was $526 million, compared to $261 million for the same period in fiscal 2020. Operating margin increased 650 basis points to 16.1%, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year, as well as temporary government subsidies (approximately 120 basis points).
Channel Development

	Quarter Ended					Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020	$ Change	Mar 28, 2021	Mar 29, 2020
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$369.9	$519.1	$(149.2)			$741.2	$1,013.7	$(272.5)
Product and distribution costs	231.9	351.6	(119.7)	62.7%	67.7%	465.4	690.4	(225.0)	62.8%	68.1%
Other operating expenses	13.1	17.7	(4.6)	3.5	3.4	24.1	38.3	(14.2)	3.3	3.8
Depreciation and amortization expenses	0.3	0.3	—	0.1	0.1	0.6	0.6	—	0.1	0.1
General and administrative expenses	2.3	3.0	(0.7)	0.6	0.6	4.5	5.4	(0.9)	0.6	0.5
Total operating expenses	247.6	372.6	(125.0)	66.9	71.8	494.6	734.7	(240.1)	66.7	72.5
Income from equity investees	50.3	43.1	7.2	13.6	8.3	106.7	86.1	20.6	14.4	8.5
Operating income	$172.6	$189.6	$(17.0)	46.7%	36.5%	$353.3	$365.1	$(11.8)	47.7%	36.0%
For the quarter ended March 28, 2021 compared with the quarter ended March 29, 2020
Revenues
Channel Development total net revenues for the second quarter of fiscal 2021 decreased $149 million, or 29%, primarily due to the transition of certain single-serve product activities to Nestlé ($106 million), lapping of additional product sales to Nestlé to transition Foodservice order fulfillment ($39 million). These were partially offset by growth in our ready-to-drink business. We expect the impacts from the transition to be substantially completed by the end of fiscal 2021.
Operating Margin
Channel Development operating income for the second quarter of fiscal 2021 decreased 9% to $173 million, compared to $190 million in the second quarter of fiscal 2020. Operating margin increased 1,020 basis points to 46.7%, primarily due to the transfer of certain single-serve products to Nestlé as part of the Global Coffee Alliance (approximately 480 basis points) and lapping Global Coffee Alliance transition-related activities (approximately 210 basis points). Strong performance from our North American Coffee Partnership joint venture also contributed.
For the two quarters ended March 28, 2021 compared with the two quarters ended March 29, 2020
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2021 decreased $273 million, or 27%, primarily due to the transition of certain single-serve product activities to Nestlé ($197 million) and the lapping of higher transition activities related to the Global Coffee Alliance ($73 million). Also contributing were lower Global Coffee Alliance revenues ($27 million), mainly driven by the Foodservice business, which experienced softening due to COVID-19. These were partially offset by growth in our ready-to-drink business.

Operating Margin
Channel Development operating income for the first two quarters of fiscal 2021 decreased 3% to $353 million, compared to $365 million for the same period in fiscal 2020. Operating margin increased 1,170 basis points to 47.7%, primarily due to the transfer of certain single-serve products to Nestlé as part of the Global Coffee Alliance (approximately 650 basis points) and lapping Global Coffee Alliance transition-related activities (approximately 100 basis points). Strong performance from our North American Coffee Partnership joint venture also contributed.
Corporate and Other

	Quarter Ended				Two Quarters Ended
	Mar 28, 2021	Mar 29, 2020	$ Change	% Change	Mar 28, 2021	Mar 29, 2020	$ Change	% Change
Net revenues:
Other	$22.6	$12.0	$10.6	88.3%	$43.1	$32.5	$10.6	32.6%
Total net revenues	22.6	12.0	10.6	88.3	43.1	32.5	10.6	32.6
Product and distribution costs	19.4	10.2	9.2	90.2	38.4	31.0	7.4	23.9
Other operating expenses	3.4	3.7	(0.3)	(8.1)	7.1	6.4	0.7	10.9
Depreciation and amortization expenses	37.0	34.5	2.5	7.2	73.7	69.4	4.3	6.2
General and administrative expenses	304.6	271.6	33.0	12.2	621.0	563.8	57.2	10.1
Restructuring and impairments	—	—	—	nm	—	0.3	(0.3)	nm
Total operating expenses	364.4	320.0	44.4	13.9	740.2	670.9	69.3	10.3
Operating loss	$(341.8)	$(308.0)	$(33.8)	11.0%	$(697.1)	$(638.4)	$(58.7)	9.2%
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended March 28, 2021 compared with the quarter ended March 29, 2020
Corporate and Other operating loss increased to $342 million for the second quarter of fiscal 2021, or 11%, compared to $308 million for the second quarter of fiscal 2020. This increase was primarily driven by incremental strategic investments in technology and higher performance-based compensation, recognizing the better than expected business recovery.
For the two quarters ended March 28, 2021 compared with the two quarters ended March 29, 2020
Corporate and Other operating loss increased to $697 million for the first two quarters of fiscal 2021, or 9%, compared to $638 million for the same period in fiscal 2020. This increase was primarily driven by incremental strategic investments in technology and higher performance-based compensation, recognizing the better than expected business recovery.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020	Mar 28, 2021	Mar 29, 2020
Americas
Company-operated stores	(209)	31	(289)	77	9,820	10,051
Licensed stores	21	37	55	127	8,300	8,220
Total Americas	(188)	68	(234)	204	18,120	18,271
International
Company-operated stores	123	78	308	277	6,836	6,137
Licensed stores	70	109	209	313	7,987	7,642
Total International	193	187	517	590	14,823	13,779
Total Company	5	255	283	794	32,943	32,050

Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $4.3 billion as of March 28, 2021 and $4.8 billion as of September 27, 2020. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic) and commercial paper. As of March 28, 2021, approximately $2.3 billion of cash was held in foreign subsidiaries.
Borrowing Capacity
The 2018 credit facility
Our $2.0 billion unsecured 5-year revolving credit facility ("the 2018 credit facility"), of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 2018 credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 1.100% for Eurocurrency Rate Loans and 0.100% for Base Rate Loans. The 2018 credit facility is available for general corporate purposes. As of March 28, 2021, we had no borrowings under the 2018 credit facility.
The 364-day credit facility
Our $1.0 billion unsecured 364-day credit facility (the "364-day credit facility"), of which no amount may be used for issuances of letters of credit, is currently set to mature on September 22, 2021. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 364-day credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 364-day credit agreement. The applicable margin is 1.150% for Eurocurrency Rate Loans and 0.150% for Base Rate Loans. The 364-day credit facility is available for general purposes. As of March 28, 2021, we had no borrowings under the 364-day credit facility.
Due to the financial impacts from COVID-19, we reached an agreement with our lenders to amend the fixed charge coverage ratio covenant for our combined $3 billion revolving lines of credit, through the fourth quarter of fiscal 2021. Given the recovery in our cash flows, we are currently in compliance with the covenant prior to the amendment and expect our continued compliance upon the amendment expiration at the end of fiscal 2021.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2018 and 364-day credit facilities discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of March 28, 2021, we had no borrowings outstanding under our commercial paper program. As such, our total contractual borrowing capacity for general corporate purposes as of the end of our second quarter of fiscal 2021 was $6.0 billion when combining the unused commercial paper program and credit facilities, less outstanding borrowing.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $45.8 million, facility is currently set to mature on December 30, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $91.6 million, facility is currently set to mature on March 26, 2022. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of March 28, 2021, we had $18.3 million of borrowings outstanding under these credit facilities.
See Note 7, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the Senior Notes were issued. As of March 28, 2021, we were in compliance with all applicable covenants.
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

During the second quarter of fiscal 2021, our Board of Directors approved a quarterly cash dividend to shareholders of $0.45 per share to be paid on May 28, 2021 to shareholders of record as of the close of business on May 13, 2021. As of the date of this report, we do not expect to reduce our quarterly dividend as a result of the COVID-19 pandemic.
On April 8, 2020, we announced a temporary suspension of our share repurchase program. Repurchases pursuant to this program were last made in mid-March 2020. As of March 28, 2021, 48.9 million shares remained available for repurchase under current authorizations. The existing share repurchase program remains authorized by the Board of Directors, however, we have temporarily suspended our share repurchase program until we restore certain financial leverage targets, which we currently expect to occur in late fiscal 2021.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2021 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2021 are expected to be approximately $1.9 billion.
Cash Flows
Cash provided by operating activities was $2.7 billion for the first two quarters of fiscal 2021, compared to $0.5 billion for the same period in fiscal 2020. The increase was primarily due to the timing of tax payments and refunds.
Cash used in investing activities for the first two quarters of fiscal 2021 totaled $0.6 billion, compared to cash used in investing activities of $0.7 billion for the same period in fiscal 2020. The change was primarily due to an increase in purchase of investments, partially offset by higher maturities and calls of investments and decrease in spend on capital expenditures.
Cash used in financing activities for the first two quarters of fiscal 2021 totaled $2.7 billion compared to cash provided by financing activities of $0.2 billion for the same period in fiscal 2020. The change was primarily due to increased debt repayments and lower net proceeds from new debt issuances, partially offset by the temporary suspension of our share repurchase program.
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
During the second quarter of fiscal 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 28, 2021).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason. On April 8, 2020, we announced a temporary suspension of our share repurchase program. During the second fiscal quarter ended March 28, 2021, there was no share repurchase activity.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	0-20322	03/19/2021	3.1
10.1*	Letter Agreement dated January 27, 2021 between Starbucks Corporation and Patrick Grismer	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended March 28, 2021, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 27, 2021

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer