Form 10-Q
period 2021-06-27
STARBUCKS CORP
filed 2021-07-27
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2021
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

Shares Outstanding as of July 21, 2021
1,179.1 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 27, 2021

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Net revenues:
Company-operated stores	$6,363.1	$3,444.4	$17,742.8	$13,991.0
Licensed stores	680.2	300.5	1,889.0	1,782.4
Other	453.2	477.2	1,282.1	1,541.5
Total net revenues	7,496.5	4,222.1	20,913.9	17,314.9
Product and distribution costs	2,206.0	1,484.0	6,247.5	5,718.2
Store operating expenses	2,966.9	2,537.8	8,657.6	8,080.7
Other operating expenses	71.4	133.6	250.8	330.3
Depreciation and amortization expenses	354.3	361.0	1,087.0	1,068.3
General and administrative expenses	494.9	399.9	1,431.4	1,240.6
Restructuring and impairments	19.8	78.1	115.0	83.7
Total operating expenses	6,113.3	4,994.4	17,789.3	16,521.8
Income from equity investees	105.5	68.4	265.3	210.3
Operating income/(loss)	1,488.7	(703.9)	3,389.9	1,003.4
Interest income and other, net	36.0	12.7	68.6	30.7
Interest expense	(113.4)	(120.8)	(349.2)	(312.1)
Earnings/(loss) before income taxes	1,411.3	(812.0)	3,109.3	722.0
Income tax expense/(benefit)	257.1	(133.9)	673.6	190.0
Net earnings/(loss) including noncontrolling interests	1,154.2	(678.1)	2,435.7	532.0
Net earnings/(loss) attributable to noncontrolling interests	0.8	0.3	0.8	(3.7)
Net earnings/(loss) attributable to Starbucks	$1,153.4	$(678.4)	$2,434.9	$535.7
Earnings/(loss) per share - basic	$0.98	$(0.58)	$2.07	$0.46
Earnings/(loss) per share - diluted	$0.97	$(0.58)	$2.06	$0.45
Weighted average shares outstanding:
Basic	1,178.5	1,168.5	1,177.0	1,173.6
Diluted	1,186.2	1,168.5	1,184.7	1,182.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Net earnings/(loss) including noncontrolling interests	$1,154.2	$(678.1)	$2,435.7	$532.0
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(0.1)	5.1	(3.1)	8.2
Tax (expense)/benefit	—	(1.1)	0.6	(1.8)
Unrealized gains/(losses) on cash flow hedging instruments	34.0	(28.6)	138.9	(124.1)
Tax (expense)/benefit	(1.1)	6.3	(27.9)	30.9
Unrealized gains/(losses) on net investment hedging instruments	32.4	(24.6)	49.9	56.7
Tax (expense)/benefit	(8.2)	6.2	(12.7)	(14.4)
Translation adjustment and other	40.2	29.0	195.5	25.2
Tax (expense)/benefit	—	—	2.2	1.5
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(1.6)	(0.9)	(13.1)	(18.0)
Tax expense/(benefit)	1.0	0.5	4.6	4.4
Other comprehensive income/(loss)	96.6	(8.1)	334.9	(31.4)
Comprehensive income/(loss) including noncontrolling interests	1,250.8	(686.2)	2,770.6	500.6
Comprehensive income/(loss) attributable to noncontrolling interests	0.8	0.3	0.8	(3.7)
Comprehensive income/(loss) attributable to Starbucks	$1,250.0	$(686.5)	$2,769.8	$504.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jun 27, 2021	Sep 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,753.1	$4,350.9
Short-term investments	153.6	281.2
Accounts receivable, net	911.2	883.4
Inventories	1,548.2	1,551.4
Prepaid expenses and other current assets	565.6	739.5
Total current assets	7,931.7	7,806.4
Long-term investments	285.9	206.1
Equity investments	535.3	478.7
Property, plant and equipment, net	6,151.4	6,241.4
Operating lease, right-of-use asset	8,065.2	8,134.1
Deferred income taxes, net	1,851.0	1,789.9
Other long-term assets	586.3	568.6
Other intangible assets	398.0	552.1
Goodwill	3,672.0	3,597.2
TOTAL ASSETS	$29,476.8	$29,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,127.0	$997.9
Accrued liabilities	1,791.4	1,160.7
Accrued payroll and benefits	741.0	696.0
Income taxes payable	204.8	98.2
Current portion of operating lease liability	1,308.4	1,248.8
Stored value card liability and current portion of deferred revenue	1,628.3	1,456.5
Short-term debt	—	438.8
Current portion of long-term debt	998.9	1,249.9
Total current liabilities	7,799.8	7,346.8
Long-term debt	13,619.2	14,659.6
Operating lease liability	7,597.8	7,661.7
Deferred revenue	6,491.4	6,598.5
Other long-term liabilities	762.9	907.3
Total liabilities	36,271.1	37,173.9
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,179.0 and 1,173.3 shares, respectively	1.2	1.2
Additional paid-in capital	729.3	373.9
Retained deficit	(7,501.6)	(7,815.6)
Accumulated other comprehensive loss	(29.7)	(364.6)
Total shareholders’ deficit	(6,800.8)	(7,805.1)
Noncontrolling interests	6.5	5.7
Total deficit	(6,794.3)	(7,799.4)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$29,476.8	$29,374.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,435.7	$532.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,146.2	1,124.0
Deferred income taxes, net	(113.2)	20.0
Income earned from equity method investees	(238.3)	(182.3)
Distributions received from equity method investees	226.7	165.6
Stock-based compensation	255.3	188.0
Non-cash lease costs	931.7	902.4
Loss on retirement and impairment of assets	204.7	124.6
Other	(6.8)	63.7
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(13.1)	13.4
Inventories	8.4	(51.7)
Prepaid expenses and other current assets	216.8	(492.1)
Income taxes payable	128.9	(1,224.5)
Accounts payable	108.2	(320.3)
Deferred revenue	52.4	92.0
Operating lease liability	(1,029.8)	(918.2)
Other operating assets and liabilities	154.6	70.5
Net cash provided by operating activities	4,468.4	107.1
INVESTING ACTIVITIES:
Purchases of investments	(367.3)	(297.4)
Sales of investments	130.4	133.5
Maturities and calls of investments	298.7	10.0
Additions to property, plant and equipment	(985.7)	(1,138.4)
Other	(62.3)	(39.4)
Net cash used in investing activities	(986.2)	(1,331.7)
FINANCING ACTIVITIES:
Repayments of commercial paper	(296.5)	—
Net proceeds from issuance of short-term debt	215.6	1,157.2
Repayments of short-term debt	(346.2)	(220.7)
Proceeds from issuance of long-term debt	—	4,727.6
Repayments of long-term debt	(1,250.0)	—
Proceeds from issuance of common stock	191.6	98.9
Cash dividends paid	(1,588.2)	(1,444.2)
Repurchase of common stock	—	(1,698.9)
Minimum tax withholdings on share-based awards	(94.2)	(89.1)
Other	—	(37.8)
Net cash provided by/(used in) financing activities	(3,167.9)	2,493.0
Effect of exchange rate changes on cash and cash equivalents	87.9	10.9
Net increase in cash and cash equivalents	402.2	1,279.3
CASH AND CASH EQUIVALENTS:
Beginning of period	4,350.9	2,686.6
End of period	$4,753.1	$3,965.9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$373.6	$274.3
Income taxes	$407.9	$1,691.1
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarters Ended June 27, 2021 and June 28, 2020
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 28, 2021	1,177.9	$1.2	$595.4	$(8,124.3)	$(126.3)	$(7,654.0)	$5.7	$(7,648.3)
Net earnings	—	—	—	1,153.4	—	1,153.4	0.8	1,154.2
Other comprehensive income/(loss)	—	—	—	—	96.6	96.6	—	96.6
Stock-based compensation expense	—	—	80.9	—	—	80.9	—	80.9
Exercise of stock options/vesting of RSUs	1.0	—	41.7	—	—	41.7	—	41.7
Sale of common stock	0.1	—	11.3	—	—	11.3	—	11.3
Cash dividends declared, $0.45 per share	—	—	—	(530.7)	—	(530.7)	—	(530.7)
Balance, June 27, 2021	1,179.0	$1.2	$729.3	$(7,501.6)	$(29.7)	$(6,800.8)	$6.5	$(6,794.3)

Balance, March 29, 2020	1,168.1	$1.2	$41.1	$(7,050.6)	$(521.8)	$(7,530.1)	$(2.8)	$(7,532.9)
Net earnings/(loss)	—	—	—	(678.4)	—	(678.4)	0.3	(678.1)
Other comprehensive income/(loss)	—	—	—	—	(8.1)	(8.1)	—	(8.1)
Stock-based compensation expense	—	—	42.3	—	—	42.3	—	42.3
Exercise of stock options/vesting of RSUs	0.6	—	22.2	—	—	22.2	—	22.2
Sale of common stock	0.2	—	9.8	—	—	9.8	—	9.8
Cash dividends declared, $0.41 per share	—	—	—	(479.3)	—	(479.3)	(0.2)	(479.5)
Balance, June 28, 2020	1,168.9	$1.2	$115.4	$(8,208.3)	$(529.9)	$(8,621.6)	$(2.7)	$(8,624.3)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Quarters Ended June 27, 2021 and June 28, 2020
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
Cumulative effect of adoption of new accounting guidance	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Net earnings	—	—	—	2,434.9	—	2,434.9	0.8	2,435.7
Other comprehensive income/(loss)	—	—	—	—	334.9	334.9	—	334.9
Stock-based compensation expense	—	—	258.1	—	—	258.1	—	258.1
Exercise of stock options/vesting of RSUs	5.4	—	65.7	—	—	65.7	—	65.7
Sale of common stock	0.3	—	31.6	—	—	31.6	—	31.6
Cash dividends declared, $1.80 per share	—	—	—	(2,118.7)	—	(2,118.7)	—	(2,118.7)
Balance, June 27, 2021	1,179.0	$1.2	$729.3	$(7,501.6)	$(29.7)	$(6,800.8)	$6.5	$(6,794.3)

Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
Cumulative effect of adoption of new accounting guidance	—	—	—	12.5	4.8	17.3	—	17.3
Net earnings/(loss)	—	—	—	535.7	—	535.7	(3.7)	532.0
Other comprehensive income/(loss)	—	—	—	—	(31.4)	(31.4)	—	(31.4)
Stock-based compensation expense	—	—	190.7	—	—	190.7	—	190.7
Exercise of stock options/vesting of RSUs	4.2	—	(18.3)	—	—	(18.3)	—	(18.3)
Sale of common stock	0.4	—	28.3	—	—	28.3	—	28.3
Repurchase of common stock	(20.3)	—	(126.4)	(1,548.6)	—	(1,675.0)	—	(1,675.0)
Cash dividends declared, $1.23 per share	—	—	—	(1,436.7)	—	(1,436.7)	(0.2)	(1,436.9)
Balance, June 28, 2020	1,168.9	$1.2	$115.4	$(8,208.3)	$(529.9)	$(8,621.6)	$(2.7)	$(8,624.3)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of June 27, 2021, and for the quarter and three quarters ended June 27, 2021 and June 28, 2020, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended June 27, 2021 and June 28, 2020 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended June 27, 2021 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 3, 2021 (“fiscal 2021”). Additionally, our 2021 fiscal year will include 53 weeks, with the 53rd week falling in the fourth fiscal quarter.
The novel coronavirus, known as the global COVID-19 pandemic, was first identified in December 2019 before spreading to markets where we have company-operated or licensed stores. We have since established the necessary protocols to operate safely, and our businesses demonstrated powerful momentum beyond recovery from the COVID-19 pandemic, despite certain markets in our International segment continuing to experience pandemic-related restrictions during the quarter. As of the end of the third quarter of fiscal 2021, nearly all our company-operated and licensed stores had re-opened.
Segment Update
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Effective June 28, 2021, certain changes were made to our management team, and our operating segment reporting structure was re-aligned in the fourth quarter of fiscal 2021 as a result. Specifically, we realigned our fully licensed Latin America and Caribbean markets from our Americas operating segment to our International operating segment. Additionally, we renamed the Americas operating segment to the North America operating segment, since it is comprised of our company-operated and licensed stores in the U.S. and Canada. The financial information presented herein does not reflect this realignment as these changes were not effective until the fourth quarter of fiscal 2021 and our ceo, who is our Chief Operating Decision Maker, continued to manage the business under the existing segment structure through the end of the third quarter of fiscal 2021.
Government Subsidies
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy to help employers offset a portion of their employee wages for a limited period. We elected to treat qualified government subsidies from the U.S., Canada and other governments as offsets to the related operating expenses. During the quarter and three quarters ended June 27, 2021, qualified payroll and other credits reduced our store operating expenses by $56.4 million and $173.7 million, respectively, on our consolidated statements of earnings. During the quarter and three quarters ended June 28, 2020, the qualified payroll credits reduced our store operating expenses by $266.0 million and $301.0 million on our consolidated statements of earnings, respectively. After netting the qualified credits against our payable, a receivable of $161.7 million and $155.1 million was included in prepaid expenses and other current assets as of June 27, 2021 and September 27, 2020, respectively. During the three quarters ended June 27, 2021, we deferred $81.7 million of qualified payroll tax payments. During the quarter ended June 27, 2021, there were no similar deferrals. As of June 27, 2021, deferred payroll tax payments of $116.4 million were included in both accrued liabilities and other long-term liabilities, respectively, on our consolidated balance sheets. As of September 27, 2020, deferred payroll tax payments of $151.0 million were included in other long-term liabilities on our consolidated balance sheets.

Restructuring
In fiscal 2020, we announced a plan to optimize our North America store portfolio, primarily in dense metropolitan markets by developing new store formats to better cater to changing customer tastes and preferences. As of June 27, 2021, we expect the total number of closures to be approximately 820 stores in the U.S. and Canada and have closed or identified for closure approximately 790 stores under our restructuring plan. As a result, we recorded approximately $19.8 million and $115.0 million to restructuring and impairments on our consolidated statements of earnings during the quarter and three quarters ended June 27, 2021, respectively. Of these totals, $7.8 million and $59.0 million related to the impairment of store assets for which either a triggering event occurred and the assets were determined not to be recoverable or the store was permanently closed, respectively. During the quarter and three quarters ended June 27, 2021, an additional $12.2 million and $56.2 million, respectively, were associated with accelerated amortization of right-of-use (“ROU”) lease assets and other lease costs due to planned store closures prior to the end of contractual lease terms. For impaired store asset groups, we estimated the fair values using an income approach incorporating internal projections of revenue growth and operating expenses that are considered Level 3 fair value measurements, as well as applicable discount rates and market lease rates. The application of these projections and fair value measurements did not have a significant impact on our final impairment charges given that we plan to fully exit the majority of these identified stores over the next 6 to 12 months.
As of June 27, 2021, we expect total future restructuring costs, which are attributable to our Americas segment, to be approximately $20 million to $30 million. These restructuring costs primarily include accelerated amortization of ROU assets due to planned store closures prior to the end of contractual lease terms. The remaining balance includes store impairment and disposal costs not previously recorded as part of our ongoing store impairment process as well as employee termination costs. As we have previously recorded impairment charges for stores that may be identified for closure under our plans, and because store closure decisions are still subject to change, the final costs associated with these store closures may vary from these estimates. These costs will depend on the asset carrying value and remaining lease term of the specific stores identified. Future restructuring costs are expected to be incurred primarily during 2021 as stores are identified for closure or, in the case of lease exit costs, either when a store ceases operations or when a reduced lease term is reasonably certain due to expected, early lease termination.
Restructuring-related accrued employee termination costs included in accrued payroll and benefits on the consolidated balance sheets were $1.8 million and $15.2 million as of June 27, 2021 and September 27, 2020, respectively. Additionally, other accrued restructuring costs included in accrued liabilities on the consolidated balance sheets were $8.7 million as of June 27, 2021. There were no other accrued restructuring costs outstanding as of September 27, 2020. Cash payments relating to these liabilities were immaterial for the quarter and three quarters ended June 27, 2021.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. There were no significant cash flow hedge de-designations in fiscal 2021. During the second and third quarters of fiscal 2020, we de-designated certain cash flow hedges due to the global COVID-19 impacts, which resulted in the release of an insignificant net gain from AOCI to our consolidated statement of earnings.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jun 27, 2021	Sep 27, 2020
Cash Flow Hedges:
Coffee	$73.0	$(2.5)	$35.7	9
Cross-currency swaps	4.9	5.2	—	41
Dairy	(1.4)	0.5	(1.4)	8
Foreign currency - other	(11.7)	5.3	(7.3)	34
Interest rates	(35.5)	(90.6)	(1.3)	136
Net Investment Hedges:
Cross-currency swaps	32.8	32.6	—	99
Foreign currency	16.0	16.0	—	0
Foreign currency debt	(7.5)	(37.1)	—	33

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Cash Flow Hedges:
Coffee	$62.8	$(13.2)	$(2.5)	$—	Product and distribution costs
Cross-currency swaps	3.1	(1.0)	0.2	1.5	Interest expense
			3.4	(6.9)	Interest income and other, net
Dairy	(1.7)	8.6	0.5	4.1	Product and distribution costs
			—	(1.1)	Interest income and other, net(1)
Foreign currency - other	(5.1)	(14.5)	—	—	Licensed stores revenues
			(3.1)	(5.0)	Product and distribution costs
			—	3.9	Interest income and other, net(1)
Interest rates	(25.1)	(8.5)	(0.3)	(0.7)	Interest expense
			—	—	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps	20.6	(7.3)	3.3	2.9	Interest expense
Foreign currency debt	11.8	(17.3)	—	—
(1)As a result of the global COVID-19 impacts, Starbucks discontinued cash flow hedges during the quarter ended June 28, 2020.

	Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Cash Flow Hedges:
Coffee	80.5	(14.3)	(5.2)	—	Product and distribution costs
Cross-currency swaps	13.5	8.1	1.8	0.9	Interest expense
			12.1	(1.1)	Interest income and other, net
Dairy	(0.1)	3.6	2.5	4.8	Product and distribution costs
			—	(1.7)	Interest income and other, net(1)
Foreign currency - other	(23.9)	7.6	0.2	4.0	Licensed stores revenues
			(5.0)	(7.7)	Product and distribution costs
			—	6.1	Interest income and other, net(1)
Interest rates	68.9	(129.1)	(1.4)	0.6	Interest expense
			(3.6)	—	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps	10.2	61.4	9.9	10.1	Interest expense
Foreign currency debt	39.7	(4.7)	—	—
(1)As a result of the global COVID-19 impacts, Starbucks discontinued cash flow hedges during the quarters ended March 29, 2020 and June 28, 2020.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Three Quarters Ended
		Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$(1.7)	$—	$(1.6)
Diesel fuel and other commodities	Interest income and other, net	0.7	(0.8)	2.7	(8.7)
Foreign currency - other	Interest income and other, net	4.5	(5.0)	2.8	3.3
Fair Value Hedges:
Interest rate swap	Interest expense	(0.3)	3.9	(1.4)	28.3
Long-term debt (hedged item)	Interest expense	3.6	(3.1)	11.3	(26.4)
Notional amounts of outstanding derivative contracts (in millions):

	Jun 27, 2021	Sep 27, 2020
Coffee	$463	$63
Cross-currency swaps	822	870
Dairy	39	61
Diesel fuel and other commodities	13	5
Foreign currency - other	1,129	1,140
Interest rate swap	1,750	1,750

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jun 27, 2021	Sep 27, 2020
Designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	$63.0	$2.6
Cross-currency swaps	Other long-term assets	48.0	37.7
Dairy	Prepaid expenses and other current assets	0.3	2.1
Foreign currency - other	Prepaid expenses and other current assets	7.2	8.6
	Other long-term assets	5.1	3.8
Interest rates	Other long-term assets	2.9	—
Interest rate swap	Other long-term assets	27.6	45.8
Non-designated Derivative Instruments:
Dairy	Prepaid expenses and other current assets	0.1	—
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.5	—
Foreign currency	Prepaid expenses and other current assets	5.7	2.3

		Derivative Liabilities
	Balance Sheet Location	Jun 27, 2021	Sep 27, 2020
Designated Derivative Instruments:
Coffee	Accrued liabilities	$—	$1.4
	Other long-term liabilities	—	0.1
Cross-currency swaps	Other long-term liabilities	3.7	7.3
Dairy	Accrued liabilities	2.1	1.4
Foreign currency - other	Accrued liabilities	14.5	1.6
	Other long-term liabilities	9.5	2.6
Interest rates	Other long-term liabilities	3.3	69.3
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	0.3	—
Diesel fuel and other commodities	Accrued liabilities	—	1.7
Foreign currency	Accrued liabilities	0.7	1.2
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jun 27, 2021	Sep 27, 2020	Jun 27, 2021	Sep 27, 2020
Location on the balance sheet
Long-term debt	$774.4	$785.6	$24.4	$35.6
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 3: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at June 27, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,753.1	$4,753.1	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	57.0	—	57.0	—
Corporate debt securities	22.1	—	22.1	—
Total available-for-sale debt securities	79.1	—	79.1	—
Marketable equity securities	74.5	74.5	—	—
Total short-term investments	153.6	74.5	79.1	—
Prepaid expenses and other current assets:
Derivative assets	76.8	63.2	13.6	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.8	—	—	5.8
Corporate debt securities	164.0	—	164.0	—
Foreign government obligations	4.0	—	4.0	—
Mortgage and other asset-backed securities	25.1	—	25.1	—
State and local government obligations	1.5	—	1.5	—
U.S. government treasury securities	85.5	85.5	—	—
Total long-term investments	285.9	85.5	194.6	5.8
Other long-term assets:
Derivative assets	83.6	—	83.6	—
Total assets	$5,353.0	$4,976.3	$370.9	$5.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$17.6	$1.1	$16.5	$—
Other long-term liabilities:
Derivative liabilities	16.5	—	16.5	—
Total liabilities	$34.1	$1.1	$33.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,350.9	$4,350.9	$—	$—
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	1.6	—	1.6	—
Commercial paper	66.8	—	66.8	—
Corporate debt securities	123.6	—	123.6	—
Foreign government obligations	8.5	—	8.5	—
Mortgage and other asset-backed securities	15.8	—	15.8	—
Total available-for-sale debt securities	216.3	—	216.3	—
Marketable equity securities	64.9	64.9	—	—
Total short-term investments	281.2	64.9	216.3	—
Prepaid expenses and other current assets:
Derivative assets	15.6	3.6	12.0	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.7	—	—	5.7
Corporate debt securities	82.6	—	82.6	—
Mortgage and other asset-backed securities	19.3	—	19.3	—
State and local government obligations	3.6	—	3.6	—
U.S. government treasury securities	94.9	94.9	—	—
Total long-term investments	206.1	94.9	105.5	5.7
Other long-term assets:
Derivative assets	87.3	—	87.3	—
Total assets	$4,941.1	$4,514.3	$421.1	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$7.3	$1.9	$5.4	$—
Other long-term liabilities:
Derivative liabilities	79.3	0.1	79.2	—
Total liabilities	$86.6	$2.0	$84.6	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of June 27, 2021 and September 27, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During our fiscal third quarter, we recorded asset impairment charges, primarily related to restructuring efforts for our North America store portfolio. See Note 1, Summary of Significant Accounting Policies, for further discussion.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt. There were no material fair value adjustments during the three quarters ended June 27, 2021 and June 28, 2020.
Note 4: Inventories (in millions):

	Jun 27, 2021	Sep 27, 2020
Coffee:
Unroasted	$709.5	$664.7
Roasted	211.0	223.5
Other merchandise held for sale	268.4	293.9
Packaging and other supplies	359.3	369.3
Total	$1,548.2	$1,551.4
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of June 27, 2021, we had committed to purchasing green coffee totaling $517 million under fixed-price contracts and an estimated $834 million under price-to-be-fixed contracts. We expect to take physical delivery for these contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
During the second quarter of fiscal 2020, we wrote off approximately $50 million of inventory that was expiring or expected to expire due to COVID-19 related store closures, primarily perishable food and beverage ingredients located at our stores, distribution centers and suppliers. We did not record significant write-offs related to COVID-19 during the three quarters ended ended June 27, 2021.
Note 5: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Prepaid Expenses and Other Current Assets

	Jun 27, 2021	Sep 27, 2020
Income tax receivable	$67.9	$356.9
Government subsidies receivable	161.7	155.1
Other prepaid expenses and current assets	336.0	227.5
Total prepaid expenses and current assets	$565.6	$739.5

Property, Plant and Equipment, net

	Jun 27, 2021	Sep 27, 2020
Land	$46.2	$46.0
Buildings	588.0	586.8
Leasehold improvements	8,402.4	8,262.6
Store equipment	2,854.1	2,800.3
Roasting equipment	844.3	796.6
Furniture, fixtures and other	1,340.5	1,285.7
Work in progress	397.0	377.3
Property, plant and equipment, gross	14,472.5	14,155.3
Accumulated depreciation	(8,321.1)	(7,913.9)
Property, plant and equipment, net	$6,151.4	$6,241.4
Accrued Liabilities

	Jun 27, 2021	Sep 27, 2020
Accrued occupancy costs	$80.6	$76.9
Accrued dividends payable	530.7	—
Accrued capital and other operating expenditures	767.7	677.2
Self-insurance reserves	222.6	243.9
Accrued business taxes	189.8	162.7
Total accrued liabilities	$1,791.4	$1,160.7
Store Operating Expenses

	Quarter Ended		Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Wages and benefits	$1,750.7	$1,477.7	$5,021.8	$4,683.7
Occupancy costs	628.7	555.5	1,883.0	1,768.1
Other expenses	587.5	504.6	1,752.8	1,628.9
Total store operating expenses	$2,966.9	$2,537.8	$8,657.6	$8,080.7

Note 6: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Jun 27, 2021	Sep 27, 2020
Trade names, trademarks and patents	$96.0	$95.0

Finite-Lived Intangible Assets

	Jun 27, 2021			Sep 27, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,144.0	$(932.6)	$211.4	$1,116.1	$(765.0)	$351.1
Acquired trade secrets and processes	27.6	(24.1)	3.5	27.6	(22.0)	5.6
Trade names, trademarks and patents	125.8	(47.0)	78.8	124.8	(32.1)	92.7
Licensing agreements	14.6	(8.9)	5.7	16.6	(15.0)	1.6
Other finite-lived intangible assets	23.9	(21.3)	2.6	22.8	(16.7)	6.1
Total finite-lived intangible assets	$1,335.9	$(1,033.9)	$302.0	$1,307.9	$(850.8)	$457.1
Amortization expense for finite-lived intangible assets was $50.0 million and $173.4 million for the quarter and three quarters ended June 27, 2021, respectively, and $55.9 million and $164.5 million for the quarter and three quarters ended June 28, 2020, respectively. During the third quarter of fiscal 2020, we recorded a charge of $22.1 million to restructuring and impairments on our consolidated statement of earnings related to changes in branding and marketing strategy.
Estimated future amortization expense as of June 27, 2021 (in millions):

Fiscal Year	Total
2021 (excluding the three quarters ended June 27, 2021)	$49.7
2022	193.5
2023	20.9
2024	20.3
2025	14.5
Thereafter	3.1
Total estimated future amortization expense	$302.0
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	Americas	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 27, 2020	$496.5	$3,065.0	$34.7	$1.0	$3,597.2
Other(1)	2.2	72.5	—	0.1	74.8
Goodwill balance at June 27, 2021	$498.7	$3,137.5	$34.7	$1.1	$3,672.0
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
During the third quarter of fiscal 2021, we completed our annual goodwill impairment analysis. The results of our analysis indicated significant excess fair values over carrying values across the different reporting units, and therefore no goodwill impairment was recorded.
Note 7: Debt
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of June 27, 2021, we had no borrowings outstanding under the program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:

•A ¥5 billion, or $45.1 million, facility is currently set to mature on December 30, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $90.2 million, facility is currently set to mature on March 26, 2022. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of June 27, 2021, we had no borrowings outstanding under these credit facilities.
Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jun 27, 2021		Sep 27, 2020		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
November 2020 notes(2)	$—	$—	$500.0	$501.5	2.200%	2.228%
February 2021 notes(2)	—	—	500.0	502.3	2.100%	2.293%
February 2021 notes(2)	—	—	250.0	251.1	2.100%	1.600%
May 2022 notes	500.0	504.6	500.0	506.5	1.300%	1.334%
June 2022 notes	500.0	510.1	500.0	517.5	2.700%	2.819%
March 2023 notes	1,000.0	1,043.1	1,000.0	1,058.8	3.100%	3.107%
October 2023 notes(3)	750.0	801.0	750.0	817.5	3.850%	2.859%
March 2024 notes(4)	766.7	768.0	806.4	794.4	0.372%	0.462%
August 2025 notes	1,250.0	1,382.7	1,250.0	1,414.5	3.800%	3.721%
June 2026 notes	500.0	526.6	500.0	542.6	2.450%	2.511%
March 2027 notes	500.0	513.9	500.0	528.9	2.000%	2.058%
March 2028 notes	600.0	670.0	600.0	679.5	3.500%	3.529%
November 2028 notes	750.0	862.7	750.0	886.0	4.000%	3.958%
August 2029 notes	1,000.0	1,115.5	1,000.0	1,147.1	3.550%	3.840%
March 2030 notes	750.0	757.0	750.0	778.0	2.250%	3.084%
November 2030 notes	1,250.0	1,295.1	1,250.0	1,325.9	2.550%	2.582%
June 2045 notes	350.0	410.0	350.0	412.4	4.300%	4.348%
December 2047 notes	500.0	550.2	500.0	546.6	3.750%	3.765%
November 2048 notes	1,000.0	1,237.5	1,000.0	1,222.8	4.500%	4.504%
August 2049 notes	1,000.0	1,236.1	1,000.0	1,215.5	4.450%	4.447%
March 2050 notes	500.0	517.7	500.0	517.1	3.350%	3.362%
November 2050 notes	1,250.0	1,328.0	1,250.0	1,332.2	3.500%	3.528%
Total	14,716.7	16,029.8	16,006.4	17,498.7
Aggregate debt issuance costs and unamortized premium/(discount), net	(123.0)		(132.5)
Hedge accounting fair value adjustment(3)	24.4		35.6
Total	$14,618.1		$15,909.5
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
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of June 27, 2021 by fiscal year (in millions):

Fiscal Year	Total
2021	$—
2022	1,000.0
2023	1,000.0
2024	1,516.7
2025	1,250.0
Thereafter	9,950.0
Total	$14,716.7
Note 8: Leases
For the quarter and three quarters ended June 27, 2021, we recognized accelerated amortization of ROU lease assets and other lease costs of $12.2 million and $56.2 million, respectively, which were recognized within restructuring and impairments on the consolidated statements of earnings. For the quarter and three quarters ended June 28, 2020, we recognized accelerated amortization of ROU lease assets and other lease costs of $13.4 million and $17.0 million, respectively, and an immaterial ROU asset impairment charge, which were recorded within restructuring and impairments on the consolidated statements of earnings.
The components of lease costs (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Operating lease costs(1)	$386.9	$363.3	$1,185.6	$1,113.9
Variable lease costs	224.6	184.3	671.3	610.2
Short-term lease costs	7.4	8.1	23.7	24.7
Total lease costs	$618.9	$555.7	$1,880.6	$1,748.8
(1)Operating lease costs were net of immaterial amounts of sublease income. For the quarter and three quarters ended June 27, 2021, operating lease costs were also net of immaterial amounts of rent concessions. For the quarter and three quarters ended June 28, 2020, we received $21.7 million in rent concessions, which was recorded as a reduction to store operating expenses on our consolidated statement of earnings.
The following table includes supplemental information (in millions):

	Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020
Cash paid related to operating lease liabilities	$1,200.6	$1,089.4
Operating lease liabilities arising from obtaining ROU assets	1,030.7	770.4

	Jun 27, 2021	Jun 28, 2020
Weighted-average remaining operating lease term	8.6 years	8.9 years
Weighted-average operating lease discount rate	2.5%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of June 27, 2021.

Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2021 (excluding the three quarters ended June 27, 2021)	$392.7
2022	1,533.3
2023	1,388.0
2024	1,251.2
2025	1,101.4
Thereafter	4,366.0
Total lease payments	10,032.6
Less imputed interest	(1,126.4)
Total	$8,906.2
As of June 27, 2021, we have entered into operating leases that have not yet commenced of $846.7 million, primarily related to real estate leases. These leases will commence between fiscal year 2021 and fiscal year 2027 with lease terms ranging from 3 years to 20 years.
Note 9: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of June 27, 2021, the current and long-term deferred revenue related to Nestlé was $177.9 million and $6.4 billion, respectively. During the quarter and three quarters ended June 27, 2021, we recognized $44.2 million and $132.5 million of prepaid royalty revenue related to Nestlé, respectively. During the quarter and three quarters ended June 28, 2020, we recognized $44.2 million and $132.6 million of prepaid royalty revenue related to Nestlé, respectively.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended June 27, 2021	Total
Stored value cards and loyalty program at March 28, 2021	$1,475.2
Revenue deferred - card activations, card reloads and Stars earned	3,170.7
Revenue recognized - card and Stars redemptions and breakage	(3,160.0)
Other(1)	2.1
Stored value cards and loyalty program at June 27, 2021(2)	$1,488.0

Quarter Ended June 28, 2020	Total
Stored value cards and loyalty program at March 29, 2020	$1,273.1
Revenue deferred - card activations, card reloads and Stars earned	1,875.4
Revenue recognized - card and Stars redemptions and breakage	(1,842.4)
Other(1)	3.1
Stored value cards and loyalty program at June 28, 2020(2)	$1,309.2

Three Quarters Ended June 27, 2021	Total
Stored value cards and loyalty program at September 27, 2020	$1,280.5
Revenue deferred - card activations, card reloads and Stars earned	9,317.8
Revenue recognized - card and Stars redemptions and breakage	(9,118.0)
Other(1)	7.7
Stored value cards and loyalty program at June 27, 2021(2)	$1,488.0

Three Quarters Ended June 28, 2020	Total
Stored value cards and loyalty program at September 29, 2019	$1,113.7
Revenue deferred - card activations, card reloads and Stars earned	7,836.5
Revenue recognized - card and Stars redemptions and breakage	(7,640.7)
Other(1)	(0.3)
Stored value cards and loyalty program at June 28, 2020(2)	$1,309.2
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of June 27, 2021 and June 28, 2020, approximately $1,380.2 million and $1,226.4 million of these amounts were current, respectively.

Note 10:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 27, 2021
Net gains/(losses) in AOCI, beginning of period	$2.0	$(5.7)	$19.6	$(142.2)	$(126.3)
Net gains/(losses) recognized in OCI before reclassifications	(0.1)	32.9	24.2	40.2	97.2
Net (gains)/losses reclassified from AOCI to earnings	(0.2)	2.1	(2.5)	—	(0.6)
Other comprehensive income/(loss) attributable to Starbucks	(0.3)	35.0	21.7	40.2	96.6
Net gains/(losses) in AOCI, end of period	$1.7	$29.3	$41.3	$(102.0)	$(29.7)

June 28, 2020
Net gains/(losses) in AOCI, beginning of period	$5.6	$(64.8)	$47.8	$(510.4)	$(521.8)
Net gains/(losses) recognized in OCI before reclassifications	4.0	(22.3)	(18.4)	29.0	(7.7)
Net (gains)/losses reclassified from AOCI to earnings	(1.7)	3.4	(2.1)	—	(0.4)
Other comprehensive income/(loss) attributable to Starbucks	2.3	(18.9)	(20.5)	29.0	(8.1)
Net gains/(losses) in AOCI, end of period	$7.9	$(83.7)	$27.3	$(481.4)	$(529.9)

Three Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 27, 2021
Net gains/(losses) in AOCI, beginning of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)
Net gains/(losses) recognized in OCI before reclassifications	(2.5)	111.0	37.2	197.7	343.4
Net (gains)/losses reclassified from AOCI to earnings	(1.5)	0.4	(7.4)	—	(8.5)
Other comprehensive income/(loss) attributable to Starbucks	(4.0)	111.4	29.8	197.7	334.9
Net gains/(losses) in AOCI, end of period	$1.7	$29.3	$41.3	$(102.0)	$(29.7)

June 28, 2020
Net gains/(losses) in AOCI, beginning of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)
Net gains/(losses) recognized in OCI before reclassifications	6.4	(93.2)	42.3	26.7	(17.8)
Net (gains)/losses reclassified from AOCI to earnings	(1.7)	(4.5)	(7.4)	—	(13.6)
Other comprehensive income/(loss) attributable to Starbucks	4.7	(97.7)	34.9	26.7	(31.4)
Cumulative effect of accounting adoption	(0.7)	3.0	2.5	—	4.8
Net gains/(losses) in AOCI, end of period	$7.9	$(83.7)	$27.3	$(481.4)	$(529.9)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 27, 2021	Jun 28, 2020
Gains/(losses) on available-for-sale debt securities	$0.1	$2.2	Interest income and other, net
Gains/(losses) on cash flow hedges	(1.8)	(4.2)	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	3.3	2.9	Interest expense
	1.6	0.9	Total before tax
	(1.0)	(0.5)	Tax (expense)/benefit
	$0.6	$0.4	Net of tax

Three Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 27, 2021	Jun 28, 2020
Gains/(losses) on available-for-sale debt securities	$1.8	$2.0	Interest income and other, net
Gains/(losses) on cash flow hedges	1.4	5.9	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	9.9	10.1	Interest expense
	13.1	18.0	Total before tax
	(4.6)	(4.4)	Tax (expense)/benefit
	$8.5	$13.6	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of June 27, 2021.
As of June 27, 2021, 48.9 million shares remained available for repurchase under current authorizations. We have suspended our share repurchase program until we restore certain financial leverage targets. We currently expect the suspension of share repurchases to continue for the remainder of fiscal 2021.
During the third quarter of fiscal 2021, our Board of Directors approved a quarterly cash dividend to shareholders of 0.45 per share to be paid on August 27, 2021 to shareholders of record as of the close of business on August 12, 2021.
Note 11: Employee Stock Plans
As of June 27, 2021, there were 40.7 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 11.6 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Options	$0.2	$1.4	$2.0	$3.8
Restricted Stock Units (“RSUs”)	79.8	40.0	253.3	184.2
Total stock-based compensation expense	$80.0	$41.4	$255.3	$188.0
Stock option and RSU transactions from September 27, 2020 through June 27, 2021 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 27, 2020	9.2	8.3
Granted	—	4.0
Options exercised/RSUs vested	(3.1)	(3.1)
Forfeited/expired	(0.1)	(1.2)
Options outstanding/Nonvested RSUs, June 27, 2021	6.0	8.0
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 27, 2021	$0.2	$200.3

Note 12: Income Taxes
The effective tax rate for the quarter ended June 27, 2021 was 18.2% compared to 16.5% for the same quarter in fiscal 2020. The increase was primarily due to the foreign rate differential on our mix of earnings by tax jurisdiction, as well as a change in the absolute pre-tax operating results when compared to the same period of the prior year. This was partially offset by lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year (approximately 840 basis points), a current year remeasurement of deferred tax assets due to an enacted corporate rate change (approximately 510 basis points) and lapping the release of income tax reserves related to the expiration of statute of limitations in the prior year (approximately 330 basis points).
The effective tax rate for the first three quarters ended June 27, 2021 was 21.7% compared to 26.3% for the same period in fiscal 2020. The decrease was primarily due to lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year (approximately 1,400 basis points) and a current year remeasurement of deferred tax assets due to an enacted corporate rate change (approximately 230 basis points). This was partially offset by the foreign rate differential on our mix of earnings by tax jurisdiction and lapping the release of income tax reserves related to the expiration of statute of limitations in the prior year.
Note 13: Earnings/(Loss) per Share
Calculation of net earnings/(loss) per common share — basic and diluted (in millions, except earnings/(loss) per share):

	Quarter Ended		Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Net earnings/(loss) attributable to Starbucks	$1,153.4	$(678.4)	$2,434.9	$535.7
Weighted average common shares outstanding (for basic calculation)	1,178.5	1,168.5	1,177.0	1,173.6
Dilutive effect of outstanding common stock options and RSUs	7.7	—	7.7	9.1
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,186.2	1,168.5	1,184.7	1,182.7
Earnings/(loss) per share — basic	$0.98	$(0.58)	$2.07	$0.46
Earnings/(loss) per share — diluted	$0.97	$(0.58)	$2.06	$0.45
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. For the three months ended June 28, 2020, the Company had 8.1 million of outstanding stock options and unvested RSUs that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted earnings per share because the effect would have been antidilutive given the net loss during the period. The calculation of dilutive shares outstanding would exclude out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would be antidilutive. As of June 27, 2021 and June 28, 2020, we had no out-of-the-money stock options.
Note 14: Commitments and Contingencies
Legal Proceedings
On April 13, 2010, an organization named Council for Education and Research on Toxics (“Plaintiff”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and certain other defendants who manufacture, package, distribute or sell brewed coffee. The lawsuit is Council for Education and Research on Toxics v. Starbucks Corporation, et al. On May 9, 2011, the Plaintiff filed an additional lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and additional defendants who manufacture, package, distribute or sell packaged coffee. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the great majority of the coffee industry in California. Plaintiff alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65. Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of two thousand five hundred dollars per day per violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. At the status conference on August 25, 2020, the trial judge granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. The Notice of Entry of Judgment from the court was served on October 6, 2020, and the Plaintiff filed a Notice of Appeal on November 20, 2020 and its opening brief in the appeals process on April 9, 2021. After the grant of an extension, defendants have until August 9, 2021 to file their brief in response. Starbucks believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible. Accordingly, no loss contingency was recorded for this matter.
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Three Quarters Ended
	Jun 27, 2021		Jun 28, 2020		Jun 27, 2021		Jun 28, 2020
Beverage(1)	$4,753.1	63%	$2,628.8	62%	$13,222.6	63%	$10,429.1	60%
Food(2)	1,311.2	18%	629.2	15%	3,578.2	17%	2,760.6	16%
Other(3)	1,432.2	19%	964.1	23%	4,113.1	20%	4,125.2	24%
Total	$7,496.5	100%	$4,222.1	100%	$20,913.9	100%	$17,314.9	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, beverage-related ingredients and ready-to-drink beverages, among other items.

The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	Americas	International	Channel Development	Corporate and Other	Total
June 27, 2021
Total net revenues	$5,400.3	$1,658.4	$414.0	$23.8	$7,496.5
Depreciation and amortization expenses	188.9	129.7	0.2	35.5	354.3
Income from equity investees	—	42.0	63.5	—	105.5
Operating income/(loss)	1,315.7	318.3	216.0	(361.3)	1,488.7

June 28, 2020
Total net revenues	$2,805.5	$949.6	$447.3	$19.7	$4,222.1
Depreciation and amortization expenses	191.3	128.5	0.3	40.9	361.0
Income from equity investees	—	17.4	51.0	—	68.4
Operating income/(loss)	(404.9)	(86.0)	124.2	(337.2)	(703.9)

Three Quarters Ended
	Americas	International	Channel Development	Corporate and Other	Total
June 27, 2021
Total net revenues	$14,768.1	$4,923.7	$1,155.3	$66.8	$20,913.9
Depreciation and amortization expenses	563.9	413.1	0.9	109.1	1,087.0
Income from equity investees	—	95.0	170.3	—	265.3
Operating income/(loss)	3,034.4	844.6	569.3	(1,058.4)	3,389.9

June 28, 2020
Total net revenues	$12,146.3	$3,655.3	$1,461.0	$52.3	$17,314.9
Depreciation and amortization expenses	571.9	385.2	0.9	110.3	1,068.3
Income from equity investees	—	73.1	137.2	—	210.3
Operating income/(loss)	1,315.1	174.5	489.3	(975.5)	1,003.4
Note 16: Subsequent Event
On July 26, 2021, we entered into agreements to sell our 50% ownership in Starbucks Coffee Korea Co., Ltd. such that our in-market joint venture partner, E-Mart Inc., will acquire an additional 17.5% interest and Apfin Investment Pte Ltd, an affiliate of GIC Private Limited, which is a Singapore sovereign wealth fund, will acquire the remaining 32.5%. The sale will have a combined price of $1.175 billion. The transactions are subject to regulatory approval by the Korean government and are expected to close within the next 90 days. Upon close, the market will be transitioned to a fully licensed model, and we expect to recognize a combined material pre-tax gain on our consolidated statements of earnings.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, the anticipated timing and effects of recovery of our business, the conversion of several market operations to fully licensed models, our plans for streamlining our operations, including store openings, closures, and changes in store formats and models, expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results, tax rates, business opportunities and expansion, strategic acquisitions, the expected sale of our ownership share in and our future relationship with Starbucks Coffee Korea Co., Ltd., expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, continuing compliance with our covenants under our credit facilities and commercial paper program, repatriation of cash to the U.S., the likelihood of the issuance of additional debt and the applicable interest rate, the continuing impact of the COVID-19 pandemic on our financial results, credits available to us under the CARES Act and other government credits, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes, and potential outcomes and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: further spread of COVID-19 and related disruptions to our business; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions; the potential for a resurgence of COVID-19 infections in a given geographic region after it has hit its “peak”; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans, including the successful expansion of our Global Coffee Alliance with Nestlé; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and changes in consumer spending behavior; changes in the availability and cost of labor; the impact of competition; inherent risks of operating a global business; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; the effects of changes in tax laws and related guidance and regulations that may be implemented and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K filed with the SEC on November 12, 2020.
Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 83 markets around the world. As of June 27, 2021, Starbucks had over 33,200 company-operated and licensed stores, an increase of 3% from the prior year. Additionally, we sell a variety of consumer-packaged goods, or CPG, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. These key operating metrics are important indicators for the growth of our business and the effectiveness of our marketing and operational strategies. Comparable store sales represent the percentage change in sales in one period from the same prior year period for company-operated stores open for 13 months or longer and exclude the impact of foreign currency translation. We analyze comparable store sales on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements. Stores that are temporarily closed or operating at reduced hours due to the COVID-19 pandemic remain in comparable store sales while stores identified for permanent closure have been removed. During the quarter ended June 27,

2021, our global comparable store sales grew 73%, demonstrating powerful momentum beyond recovery from the significant adverse impacts from the pandemic in the prior year period.
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
COVID-19 Update
Starbucks results for the third quarter of fiscal 2021 demonstrated powerful momentum beyond recovery from the COVID-19 pandemic. The sequential improvements in our quarterly results demonstrate the overall strength and resilience of our brand. Consolidated net revenues increased 78% to $7.5 billion in the third quarter of fiscal 2021 compared to $4.2 billion in the third quarter of fiscal 2020, primarily due to lapping lost sales resulting from the COVID-19 pandemic in the prior year and strength in the U.S. business in the current year.
For the Americas segment, comparable store sales increased 84% for the third quarter of fiscal 2021 compared to a decline of 41% in the third quarter of fiscal 2020. Comparable store sales for our U.S. market increased 83% for the third quarter of fiscal 2021 compared to a decline of 40% in the third quarter of fiscal 2020. The U.S. market also had a 10% increase in two-year comparable store sales(1). We continued to incur costs attributable to COVID-19, including catastrophe pay programs for company-operated store partners (employees). These were partially offset by qualified tax credits provided by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy (“CEWS”). In fiscal year 2020, we announced a plan to optimize our Americas store portfolio, primarily in dense, metropolitan markets, by blending store formats to better cater to changing customer tastes and preferences. During the third quarter of fiscal 2021, we closed approximately 50 stores in the U.S. and Canada, and expect to close approximately 180 additional stores primarily over the next 6 to 12 months to complete our restructuring efforts. Costs incurred related to the restructuring efforts are recorded as restructuring and impairments on our consolidated statements of earnings and will continue to be recorded as stores are identified for closure and are eventually closed. We expect the majority of stores to be identified for closure and expect to recognize the remaining restructuring and impairment costs in 2021.
For the International segment, comparable store sales increased 41% for the third quarter of fiscal 2021 compared to a decline of 37% in the third quarter of fiscal 2020. Comparable store sales for our China market increased 19%, inclusive of a 6% adverse impact from lapping the prior-year value-added tax (“VAT”) benefit. Key markets in the International segment continued to experience pandemic-related restrictions that significantly impacted customer mobility during the quarter. Although nearly all company-operated stores in these markets remained open, the modified operating protocols had an adverse impact to comparable store sales and operating results.
Net revenues for our Channel Development segment declined $33 million, or 7%, when compared with the third quarter of fiscal 2020. This was largely due to the transition of certain single-serve product activities to Nestlé beginning in the fourth quarter of fiscal 2020. This was partially offset by higher product sales to and royalty revenue from the Global Coffee Alliance and growth in our ready-to-drink business. Our Channel Development segment continues to grow category share despite a decline in the overall at-home coffee category as consumer mobility improved.
Absent significant and prolonged COVID-19 relapses or global economic disruptions, and based on the current trend of our retail business operations and our focused efforts to expand contactless customer experiences, enhance digital capabilities and drive beverage innovation, we are confident in the strength of our brand and the durability of our long-term growth model.
(1)Two-year comparable store sales metric is calculated as ((1 + % change in comparable store sales in FY20) * (1 + % change in comparable store sales in FY21)) - 1. Two-year comparable store sales for the U.S. of 10% = ((1 + (-40%)) * (1 + 83%)) - 1.

Comparable Store Sales
Starbucks comparable store sales for the third quarter of fiscal 2021:

	Quarter Ended Jun 27, 2021			Three Quarters Ended Jun 27, 2021
	Change in Comparable Store Sales	Change in Transactions	Change in Ticket	Change in Comparable Store Sales	Change in Transactions	Change in Ticket
Consolidated	73%	75%	(1)%	21%	7%	13%
Americas	84%	82%	1%	21%	4%	16%
International	41%	55%	(9)%	21%	18%	3%
The above comparable store sales for the quarter ended June 27, 2021 reflect continued recovery from the pandemic, which had a significant adverse impact to our results during the same quarter in the prior year.
Refer to our Quarterly Store Data, also included in Item 2 of Part I of this 10-Q, for additional information on our company-operated and licensed store portfolio.
Results of Operations (in millions)
Revenues

	Quarter Ended				Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	$ Change	% Change	Jun 27, 2021	Jun 28, 2020	$ Change	% Change
Company-operated stores	$6,363.1	$3,444.4	$2,918.7	84.7%	$17,742.8	$13,991.0	$3,751.8	26.8%
Licensed stores	680.2	300.5	379.7	126.4	1,889.0	1,782.4	106.6	6.0
Other	453.2	477.2	(24.0)	(5.0)	1,282.1	1,541.5	(259.4)	(16.8)
Total net revenues	$7,496.5	$4,222.1	$3,274.4	77.6%	$20,913.9	$17,314.9	$3,599.0	20.8%
For the quarter ended June 27, 2021 compared with the quarter ended June 28, 2020
Total net revenues for the third quarter of fiscal 2021 increased $3.3 billion, primarily due to higher revenues from company-operated stores ($2.9 billion). The growth of company-operated stores revenues was driven by a 73% increase in comparable store sales ($2.5 billion) attributed to a 75% increase in transactions offset by a 1% decrease in average ticket. Also contributing to the increase were incremental revenues from 612 net new Starbucks® company-operated stores, or a 4% increase, over the past 12 months ($268 million) and favorable foreign currency translation ($119 million).
Licensed stores revenue increased $380 million, primarily driven by higher product and equipment sales to and royalty revenues from our licensees.
Other revenues decreased $24 million, primarily due to the transition of certain single-serve product activities to Nestlé. This was partially offset by higher product sales and royalty revenue in the Global Coffee Alliance and growth in our ready-to-drink business.
For the three quarters ended June 27, 2021 compared with the three quarters ended June 28, 2020
Total net revenues for the first three quarters of fiscal 2021 increased $3.6 billion, primarily due to higher revenues from company-operated stores ($3.8 billion). The growth of company-operated stores revenues was driven by a 21% increase in comparable store sales ($2.9 billion) attributed to a 13% increase in average ticket and a 7% increase in transactions. Also contributing to the increase were incremental revenues from 612 net new Starbucks® company-operated stores, or a 4% increase, over the past 12 months ($554 million) and favorable foreign currency translation ($291 million).
Licensed stores revenue increased $107 million, primarily driven by higher product and equipment sales to and royalty revenues from our licensees.
Other revenues decreased $259 million, primarily due to the transition of certain single-serve product activities to Nestlé and the lapping of higher transition activities related to the Global Coffee Alliance in the prior year. These were partially offset by growth in our ready-to-drink business.

Operating Expenses

	Quarter Ended					Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,206.0	$1,484.0	$722.0	29.4%	35.1%	$6,247.5	$5,718.2	$529.3	29.9%	33.0%
Store operating expenses	2,966.9	2,537.8	429.1	39.6	60.1	8,657.6	8,080.7	576.9	41.4	46.7
Other operating expenses	71.4	133.6	(62.2)	1.0	3.2	250.8	330.3	(79.5)	1.2	1.9
Depreciation and amortization expenses	354.3	361.0	(6.7)	4.7	8.6	1,087.0	1,068.3	18.7	5.2	6.2
General and administrative expenses	494.9	399.9	95.0	6.6	9.5	1,431.4	1,240.6	190.8	6.8	7.2
Restructuring and impairments	19.8	78.1	(58.3)	0.3	1.8	115.0	83.7	31.3	0.5	0.5
Total operating expenses	6,113.3	4,994.4	1,118.9	81.5	118.3	17,789.3	16,521.8	1,267.5	85.1	95.4
Income from equity investees	105.5	68.4	37.1	1.4	1.6	265.3	210.3	55.0	1.3	1.2
Operating income/(loss)	$1,488.7	$(703.9)	$2,192.6	19.9%	(16.7)%	$3,389.9	$1,003.4	$2,386.5	16.2%	5.8%
Store operating expenses as a % of company-operated store revenues				46.6%	73.7%				48.8%	57.8%
For the quarter ended June 27, 2021 compared with the quarter ended June 28, 2020
Product and distribution costs as a percentage of total net revenues decreased 570 basis points for the third quarter of fiscal 2021, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year and pricing in the Americas.
Store operating expenses as a percentage of total net revenues decreased 2,050 basis points for the third quarter of fiscal 2021. Store operating expenses as a percentage of company-operated store revenues decreased 2,710 basis points, primarily due to sales leverage from business recovery and lapping higher COVID-19 related costs in the prior year, mainly catastrophe and service pay for store partners, net of temporary subsidies from the U.S. and certain foreign governments (approximately 840 basis points). These increases were partially offset by additional investments in retail store partners wages and benefits (approximately 100 basis points).
Other operating expenses decreased $62 million for the third quarter of fiscal 2021, primarily due to lower Global Coffee Alliance transaction costs, inclusive of lapping certain transition items from the prior year and a change in estimate relating to a transaction cost accrual.
Depreciation and amortization expenses as a percentage of total net revenues decreased 390 basis points, primarily due to sales leverage.
General and administrative expenses increased $95 million, primarily due to higher performance-based compensation recognizing the better than expected business recovery ($64 million) and incremental strategic investments in technology ($21 million).
Restructuring and impairment expenses decreased $58 million, primarily due to lower asset impairment related to store portfolio optimization ($34 million) and lapping the intangible asset impairment from the prior year ($22 million).
Income from equity investees increased $37 million, primarily due to higher income from our South Korea joint venture attributable to net new store growth and lapping lower royalty income due to the severe impact of the COVID-19 pandemic in the prior year ($18 million). Higher income from our North American Coffee Partnership joint venture also contributed ($13 million).

The combination of these changes resulted in an overall increase in operating margin of 3,660 basis points for the third quarter of fiscal 2021.
For the three quarters ended June 27, 2021 compared with the three quarters ended June 28, 2020
Product and distribution costs as a percentage of total net revenues decreased 310 basis points for the first three quarters of fiscal 2021, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year and pricing in the Americas.
Store operating expenses as a percentage of total net revenues decreased 530 basis points for the first three quarters of fiscal 2021. Store operating expenses as a percentage of company-operated store revenues decreased 900 basis points, primarily due to sales leverage from business recovery and lapping higher COVID-19 related costs in the prior year, mainly catastrophe and service pay for store partners, net of temporary subsidies from the U.S. and certain foreign governments (approximately 280 basis points). These increases were partially offset by additional investments in retail store partners wages and benefits (approximately 200 basis points).
Other operating expenses decreased $80 million for the first three quarters of fiscal 2021, primarily due to lower Global Coffee Alliance transaction costs, inclusive of lapping certain transition items from the prior year and a change in estimate relating to a transaction cost accrual.
Depreciation and amortization expenses as a percentage of total net revenues decreased 100 basis points, primarily due to sales leverage.
General and administrative expenses increased $191 million, primarily due to higher performance-based compensation recognizing the better than expected business recovery ($108 million) and incremental strategic investments in technology ($74 million).
Restructuring and impairment expenses increased $31 million, primarily due to accelerated amortization of right-of-use lease assets associated with the closure of certain company-operated stores ($39 million) and higher asset impairment ($16 million), related to store portfolio optimization, partially offset by lapping the intangible asset impairment from the prior year ($22 million).
Income from equity investees increased $55 million, primarily due to higher income from our North American Coffee Partnership joint venture ($33 million) as well as net new store growth in our South Korea joint venture and lapping lower royalty income due to the severe impact of the COVID-19 pandemic in the prior year ($10 million).
The combination of these changes resulted in an overall increase in operating margin of 1,040 basis points for the first three quarters of fiscal 2021.

Other Income and Expenses

	Quarter Ended					Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income/(loss)	$1,488.7	$(703.9)	$2,192.6	19.9%	(16.7)%	$3,389.9	$1,003.4	$2,386.5	16.2%	5.8%
Interest income and other, net	36.0	12.7	23.3	0.5	0.3	68.6	30.7	37.9	0.3	0.2
Interest expense	(113.4)	(120.8)	7.4	(1.5)	(2.9)	(349.2)	(312.1)	(37.1)	(1.7)	(1.8)
Earnings/(loss) before income taxes	1,411.3	(812.0)	2,223.3	18.8	(19.2)	3,109.3	722.0	2,387.3	14.9	4.2
Income tax expense/(benefit)	257.1	(133.9)	391.0	3.4	(3.2)	673.6	190.0	483.6	3.2	1.1
Net earnings/(loss) including noncontrolling interests	1,154.2	(678.1)	1,832.3	15.4	(16.1)	2,435.7	532.0	1,903.7	11.6	3.1
Net earnings/(loss) attributable to noncontrolling interests	0.8	0.3	0.5	—	—	0.8	(3.7)	4.5	—	—
Net earnings/(loss) attributable to Starbucks	$1,153.4	$(678.4)	$1,831.8	15.4%	(16.1)%	$2,434.9	$535.7	$1,899.2	11.6%	3.1%
Effective tax rate including noncontrolling interests				18.2%	16.5%				21.7%	26.3%

For the quarter ended June 27, 2021 compared with the quarter ended June 28, 2020
Interest income and other, net increased $23 million, primarily due to additional gains from certain investments.
Interest expense decreased $7 million, primarily due to lower debt balances attributed to repayments of short-term and current portion of long-term debt balances.
The effective tax rate for the quarter ended June 27, 2021 was 18.2% compared to 16.5% for the same quarter in fiscal 2020. The increase was primarily due to the foreign rate differential on our mix of earnings by tax jurisdictions, as well as a change in the absolute pre-tax operating results when compared to the same period of the prior year. This was partially offset by lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year (approximately 840 basis points), a current year remeasurement of deferred tax assets due to an enacted corporate rate change (approximately 510 basis points) and lapping the release of income tax reserves related to the expiration of statute of limitations in the prior year (approximately 330 basis points).
For the three quarters ended June 27, 2021 compared with the three quarters ended June 28, 2020
Interest income and other, net increased $38 million, primarily due to additional gains from certain investments and net favorable fair value adjustments from non-designated derivatives used to manage our risk of commodity price fluctuations.
Interest expense increased $37 million, primarily due to additional interest incurred on long-term debt issued in March 2020 and May 2020.
The effective tax rate for the first three quarters ended June 27, 2021 was 21.7% compared to 26.3% for the same period in fiscal 2020. The decrease was primarily due to lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year (approximately 1,400 basis points) and a current year remeasurement of deferred tax assets due to an enacted corporate rate change (approximately 230 basis points). This was partially offset by the foreign rate differential on our mix of earnings by tax jurisdiction and lapping the release of income tax reserves related to the expiration of statute of limitations in the prior year.

Segment Information
Results of operations by segment (in millions):
Americas

	Quarter Ended					Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020
				As a % of Americas Total Net Revenues					As a % of Americas Total Net Revenues
Net revenues:
Company-operated stores	$4,929.8	$2,568.9	$2,360.9	91.3%	91.6%	$13,483.1	$10,903.5	$2,579.6	91.3%	89.8%
Licensed stores	468.5	235.5	233.0	8.7	8.4	1,278.8	1,237.0	41.8	8.7	10.2
Other	2.0	1.1	0.9	—	—	6.2	5.8	0.4	—	—
Total net revenues	5,400.3	2,805.5	2,594.8	100.0	100.0	14,768.1	12,146.3	2,621.8	100.0	100.0
Product and distribution costs	1,416.2	805.6	610.6	26.2	28.7	3,920.0	3,442.2	477.8	26.5	28.3
Store operating expenses	2,346.8	2,054.4	292.4	43.5	73.2	6,788.7	6,427.3	361.4	46.0	52.9
Other operating expenses	39.7	40.7	(1.0)	0.7	1.5	124.4	125.1	(0.7)	0.8	1.0
Depreciation and amortization expenses	188.9	191.3	(2.4)	3.5	6.8	563.9	571.9	(8.0)	3.8	4.7
General and administrative expenses	73.2	62.2	11.0	1.4	2.2	221.7	202.8	18.9	1.5	1.7
Restructuring and impairments	19.8	56.2	(36.4)	0.4	2.0	115.0	61.9	53.1	0.8	0.5
Total operating expenses	4,084.6	3,210.4	874.2	75.6	114.4	11,733.7	10,831.2	902.5	79.5	89.2
Operating income/(loss)	$1,315.7	$(404.9)	$1,720.6	24.4%	(14.4)%	$3,034.4	$1,315.1	$1,719.3	20.5%	10.8%
Store operating expenses as a % of company-operated store revenues				47.6%	80.0%				50.3%	58.9%
For the quarter ended June 27, 2021 compared with the quarter ended June 28, 2020
Revenues
Americas total net revenues for the third quarter of fiscal 2021 increased $2.6 billion, or 92%, primarily due to an 84% increase in comparable store sales ($2.1 billion) driven by an 82% increase in transactions and a 1% increase in average ticket, and the opening of new company-operated stores ($172 million). Also contributing to these increases were higher product and equipment sales to and royalty revenues from our licensees ($231 million), primarily due to lapping the severe impact of the COVID-19 pandemic in the prior year, and favorable foreign currency translation ($39 million).
Operating Margin
Americas operating income for the third quarter of fiscal 2021 was $1.3 billion, compared to a loss of $405 million in the third quarter of fiscal 2020. Operating margin increased 3,880 basis points to 24.4%, primarily due to sales leverage from business recovery and lapping higher COVID-19 related costs in the prior year, mainly catastrophe and service pay for store partners, net of temporary subsidies provided by the CARES Act and CEWS (approximately 930 basis points). Also contributing to the margin improvements were lower restructuring expenses (approximately 160 basis points), pricing (approximately 150 basis points) and benefits from the closure of lower-performing stores (approximately 80 basis points). These increases were partially offset by additional investments in retail store partners wages and benefits (approximately 110 basis points) and increased supply chain costs attributed to inflation (approximately 70 basis points).
For the three quarters ended June 27, 2021 compared with the three quarters ended June 28, 2020
Revenues
Americas total net revenues for the first three quarters of fiscal 2021 increased $2.6 billion, or 22% primarily due to a 21% increase in comparable store sales ($2.2 billion) driven by a 16% increase in average ticket and a 4% increase in transactions, and the opening of new company-operated stores ($278 million). Also contributing to these increases were favorable foreign currency translation ($56 million) and higher product and equipment sales to and royalty revenues from our licensees ($41 million), primarily due to lapping the severe impact of the COVID-19 pandemic in the prior year.
Operating Margin
Americas operating income for the first three quarters of fiscal 2021increased 131% to $3.0 billion, compared to $1.3 billion for the same period in fiscal 2020. Operating margin increased 970 basis points to 20.5%, primarily due to sales leverage from business recovery, lower COVID-19 related costs, mostly catastrophe and service pay for store partners, net of temporary subsidies provided by the CARES Act and CEWS (approximately 260 basis points), pricing (approximately 130 basis points) and benefits from the closure of lower-performing stores (approximately 60 basis points). These increases were partially offset by additional investments in retail store partners wages and benefits (approximately 220 basis points) and higher restructuring expenses relating to our Americas portfolio optimization (approximately 30 basis points).
International

	Quarter Ended					Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,433.3	$875.5	$557.8	86.4%	92.2%	$4,259.7	$3,087.5	$1,172.2	86.5%	84.5%
Licensed stores	211.7	65.0	146.7	12.8	6.8	610.2	545.4	64.8	12.4	14.9
Other	13.4	9.1	4.3	0.8	1.0	53.8	22.4	31.4	1.1	0.6
Total net revenues	1,658.4	949.6	708.8	100.0	100.0	4,923.7	3,655.3	1,268.4	100.0	100.0
Product and distribution costs	501.7	337.7	164.0	30.3	35.6	1,535.6	1,213.9	321.7	31.2	33.2
Store operating expenses	620.1	483.4	136.7	37.4	50.9	1,868.9	1,653.4	215.5	38.0	45.2
Other operating expenses	38.3	37.5	0.8	2.3	3.9	101.8	105.1	(3.3)	2.1	2.9
Depreciation and amortization expenses	129.7	128.5	1.2	7.8	13.5	413.1	385.2	27.9	8.4	10.5
General and administrative expenses	92.3	66.1	26.2	5.6	7.0	254.7	196.9	57.8	5.2	5.4
Restructuring and impairments	—	(0.2)	0.2	—	—	—	(0.6)	0.6	—	—
Total operating expenses	1,382.1	1,053.0	329.1	83.3	110.9	4,174.1	3,553.9	620.2	84.8	97.2
Income from equity investees	42.0	17.4	24.6	2.5	1.8	95.0	73.1	21.9	1.9	2.0
Operating income/(loss)	$318.3	$(86.0)	$404.3	19.2%	(9.1)%	$844.6	$174.5	$670.1	17.2%	4.8%
Store operating expenses as a % of company-operated store revenues				43.3%	55.2%				43.9%	53.6%
For the quarter ended June 27, 2021 compared with the quarter ended June 28, 2020
Revenues
International total net revenues for the third quarter of fiscal 2021 increased $709 million, or 75%. Company-operated store revenues increased $558 million, primarily due to a 41% increase in comparable store sales ($373 million), driven by a 55% increase in transactions, partially offset by a 9% decrease in average ticket. Additionally there were 761 net new stores, a 12% increase, over the past 12 months ($96 million). Also contributing to the increase in net revenues were higher product and equipment sales to and royalty revenues from our licensees ($135 million) and favorable foreign currency translation ($94 million).

Operating Margin
International operating income for the third quarter of fiscal 2021 was $318 million, compared to a loss of $86 million in the third quarter of fiscal 2020. Operating margin increased 2,830 basis points to 19.2%, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year as well labor efficiencies (approximately 310 basis points). Also contributing to this increase was lower catastrophe pay (approximately 290 basis points), lapping temporary royalty relief provided to licensees in the prior year (approximately 230 basis points) and higher temporary government subsidies (approximately 200 basis points).
For the three quarters ended June 27, 2021 compared with the three quarters ended June 28, 2020
Revenues
International total net revenues for the first three quarters of fiscal 2021 increased $1.3 billion, or 35%, primarily due to a 21% increase in comparable store sales ($658 million), driven by an 18% increase in transactions and a 3% increase in average ticket. Also contributing to this increase were 761 net new Starbucks® company-operated stores, or a 12% increase, over the past 12 months ($276 million). Additionally, there were favorable foreign currency translation ($258 million) and higher product and equipment sales to and royalty revenues from our licensees ($42 million), primarily due to lapping the severe impact of the COVID-19 pandemic in the prior year.
Operating Margin
International operating income for the first three quarters of fiscal 2021 increased 384% to $845 million, compared to $175 million for the same period in fiscal 2020. Operating margin increased 1,240 basis points to 17.2%, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year, as well as higher temporary government subsidies (approximately 140 basis points) and labor efficiencies (approximately 140 basis points). Also contributing to this increase was lapping temporary royalty relief provided to licensees in the prior year (approximately 80 basis points).
Channel Development

	Quarter Ended					Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020	$ Change	Jun 27, 2021	Jun 28, 2020
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$414.0	$447.3	$(33.3)			$1,155.3	$1,461.0	$(305.7)
Product and distribution costs	268.3	319.9	(51.6)	64.8%	71.5%	733.8	1,010.3	(276.5)	63.5%	69.2%
Other operating expenses	(9.9)	51.4	(61.3)	(2.4)	11.5	14.2	89.7	(75.5)	1.2	6.1
Depreciation and amortization expenses	0.2	0.3	(0.1)	—	0.1	0.9	0.9	—	0.1	0.1
General and administrative expenses	2.9	2.5	0.4	0.7	0.6	7.4	8.0	(0.6)	0.6	0.5
Total operating expenses	261.5	374.1	(112.6)	63.2	83.6	756.3	1,108.9	(352.6)	65.5	75.9
Income from equity investees	63.5	51.0	12.5	15.3	11.4	170.3	137.2	33.1	14.7	9.4
Operating income	$216.0	$124.2	$91.8	52.2%	27.8%	$569.3	$489.3	$80.0	49.3%	33.5%
For the quarter ended June 27, 2021 compared with the quarter ended June 28, 2020
Revenues
Channel Development total net revenues for the third quarter of fiscal 2021 decreased $33 million, or 7%, primarily due to the transition of certain single-serve product activities to Nestlé ($74 million). This was partially offset by higher product sales and royalty revenue in the Global Coffee Alliance ($30 million) and growth in our ready-to-drink business. We expect the impacts from the transition to be substantially completed by the end of fiscal 2021.

Operating Margin
Channel Development operating income for the third quarter of fiscal 2021 increased 74% to $216 million, compared to $124 million in the third quarter of fiscal 2020. Operating margin increased 2,440 basis points to 52.2%, primarily due to lower Global Coffee Alliance transaction costs, inclusive of lapping certain transition items from prior year (approximately 780 basis points) and a change in estimate relating to a transaction cost accrual (approximately 550 basis points), as well as the transfer of certain single-serve products to Nestlé as part of the Global Coffee Alliance (approximately 700 basis points). Strong performance from our North American Coffee Partnership joint venture also contributed.
For the three quarters ended June 27, 2021 compared with the three quarters ended June 28, 2020
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2021 decreased $306 million, or 21%, primarily due to the transition of certain single-serve product activities to Nestlé ($270 million) and the lapping of higher transition activities related to the Global Coffee Alliance in the prior year ($80 million). These were partially offset by growth in our ready-to-drink business.
Operating Margin
Channel Development operating income for the first three quarters of fiscal 2021 increased 16% to $569 million, compared to $489 million for the same period in fiscal 2020. Operating margin increased 1,580 basis points to 49.3%, primarily due to the transfer of certain single-serve products to Nestlé as part of the Global Coffee Alliance (approximately 660 basis points), lower Global Coffee Alliance transaction costs, inclusive of lapping certain transition items from the prior year (approximately 320 basis points), a change in estimate relating to a transaction cost accrual (approximately 200 basis points) and lapping Global Coffee Alliance transition-related activities (approximately 70 basis points). Strong performance from our North American Coffee Partnership joint venture also contributed.
Corporate and Other

	Quarter Ended				Three Quarters Ended
	Jun 27, 2021	Jun 28, 2020	$ Change	% Change	Jun 27, 2021	Jun 28, 2020	$ Change	% Change
Net revenues:
Other	$23.8	$19.7	$4.1	20.8%	$66.8	$52.3	$14.5	27.7%
Total net revenues	23.8	19.7	4.1	20.8	66.8	52.3	14.5	27.7
Product and distribution costs	19.8	20.8	(1.0)	(4.8)	58.1	51.8	6.3	12.2
Other operating expenses	3.3	4.0	(0.7)	(17.5)	10.4	10.4	—	—
Depreciation and amortization expenses	35.5	40.9	(5.4)	(13.2)	109.1	110.3	(1.2)	(1.1)
General and administrative expenses	326.5	269.1	57.4	21.3	947.6	832.9	114.7	13.8
Restructuring and impairments	—	22.1	(22.1)	nm	—	22.4	(22.4)	nm
Total operating expenses	385.1	356.9	28.2	7.9	1,125.2	1,027.8	97.4	9.5
Operating loss	$(361.3)	$(337.2)	$(24.1)	7.1%	$(1,058.4)	$(975.5)	$(82.9)	8.5%
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended June 27, 2021 compared with the quarter ended June 28, 2020
Corporate and Other operating loss increased to $361 million for the third quarter of fiscal 2021, or 7%, compared to $337 million for the third quarter of fiscal 2020. This increase was primarily driven by higher performance-based compensation recognizing the better than expected business recovery ($37 million) and incremental strategic investments in technology ($19 million).
For the three quarters ended June 27, 2021 compared with the three quarters ended June 28, 2020
Corporate and Other operating loss increased to $1,058 million for the first three quarters of fiscal 2021, or 8%, compared to $976 million for the same period in fiscal 2020. This increase was primarily driven by incremental strategic investments in technology ($67 million) and higher performance-based compensation, recognizing the better than expected business recovery ($57 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Americas
Company-operated stores	40	(34)	(249)	43	9,860	10,017
Licensed stores	15	(2)	70	125	8,315	8,218
Total Americas	55	(36)	(179)	168	18,175	18,235
International
Company-operated stores	177	117	485	394	7,013	6,254
Licensed stores	120	49	329	362	8,107	7,691
Total International	297	166	814	756	15,120	13,945
Total Company	352	130	635	924	33,295	32,180
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $5.2 billion as of June 27, 2021 and $4.8 billion as of September 27, 2020. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic) and commercial paper. As of June 27, 2021, approximately $2.5 billion of cash was held in foreign subsidiaries.
Borrowing Capacity
The 2018 credit facility
Our $2.0 billion unsecured 5-year revolving credit facility ("the 2018 credit facility"), of which $150 million may be used for issuances of letters of credit, is currently set to mature on October 25, 2022. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 2018 credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the five-year credit agreement. The current applicable margin is 1.100% for Eurocurrency Rate Loans and 0.100% for Base Rate Loans. The 2018 credit facility is available for general corporate purposes. As of June 27, 2021, we had no borrowings under the 2018 credit facility.
The 364-day credit facility
Our $1.0 billion unsecured 364-day credit facility (the "364-day credit facility"), of which no amount may be used for issuances of letters of credit, is currently set to mature on September 22, 2021. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $500 million. Borrowings under the credit facility are subject to terms defined within the 364-day credit facility and will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate, in each case plus an applicable margin. The applicable margin is based on the better of (i) the Company's long-term credit ratings assigned by Moody's and Standard & Poor's rating agencies and (ii) the Company's fixed charge coverage ratio, pursuant to a pricing grid set forth in the 364-day credit agreement. The applicable margin is 1.150% for Eurocurrency Rate Loans and 0.150% for Base Rate Loans. The 364-day credit facility is available for general purposes. As of June 27, 2021, we had no borrowings under the 364-day credit facility.
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
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2018 and 364-day credit facilities discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of June 27, 2021, we had no borrowings outstanding under our commercial paper program. As such, as of the end of our third quarter of fiscal 2021, our total contractual borrowing capacity for general corporate purposes, inclusive of all available capacity under our credit facilities (consisting of $2.0 billion under the 2018 credit facility and $1.0 billion under the 364-day credit facility) and the unused commercial paper program was $3.0 billion.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $45.1 million, facility is currently set to mature on December 30, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $90.2 million, facility is currently set to mature on March 26, 2022. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of June 27, 2021, we had no borrowings outstanding under these credit facilities.
See Note 7, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the Senior Notes were issued. As of June 27, 2021, we were in compliance with all applicable covenants.
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
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. Significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases. To further strengthen our liquidity in the near term, we currently expect the suspension of share repurchases to continue for the remainder of fiscal 2021.
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

During the third quarter of fiscal 2021, our Board of Directors approved a quarterly cash dividend to shareholders of $0.45 per share to be paid on August 27, 2021 to shareholders of record as of the close of business on August 12, 2021. As of the date of this report, we do not expect to reduce our quarterly dividend as a result of the COVID-19 pandemic.
On April 8, 2020, we announced a temporary suspension of our share repurchase program. Repurchases pursuant to this program were last made in mid-March 2020. As of June 27, 2021, 48.9 million shares remained available for repurchase under current authorizations. The existing share repurchase program remains authorized by the Board of Directors, however, we have temporarily suspended our share repurchase program until we restore certain financial leverage targets. We currently expect the suspension of our share repurchase program to continue for the remainder of fiscal 2021.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2021 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2021 are expected to be approximately $1.7 billion.
Cash Flows
Cash provided by operating activities was $4.5 billion for the first three quarters of fiscal 2021, compared to $107.1 million for the same period in fiscal 2020. The increase was primarily due to higher net earnings and the timing of tax payments and refunds.
Cash used in investing activities for the first three quarters of fiscal 2021 totaled $1.0 billion, compared to cash used in investing activities of $1.3 billion for the same period in fiscal 2020. The change was primarily due to higher maturities and calls of investments and a decrease in spend on capital expenditures, partially offset by an increase in purchases of investments.
Cash used in financing activities for the first three quarters of fiscal 2021 totaled $3.2 billion compared to cash provided by financing activities of $2.5 billion for the same period in fiscal 2020. The change was primarily due to increased debt repayments and lower net proceeds from new debt issuances, partially offset by the temporary suspension of our share repurchase program.
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
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. However, the COVID-19 pandemic may have an impact on consumer behaviors and customer traffic that result in changes in the seasonal fluctuations of our business. Additionally, as our stored value cards are issued to and loaded by customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from our stored value cards are recognized upon redemption and not when cash is loaded, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During the third quarter of fiscal 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 27, 2021).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason. On April 8, 2020, we announced a temporary suspension of our share repurchase program until we restore certain financial leverage targets. We currently expect the suspension of our share repurchase program to continue for the remainder of fiscal 2021. During the third fiscal quarter ended June 27, 2021, there was no share repurchase activity.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	0-20322	03/19/2021	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended June 27, 2021, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 27, 2021

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer